Form 10-Q
period 1996-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 1996-05-13
CIK 792985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1996

                                      OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transaction period from ____ to ____

                       Commission File Number  000-18799
                                              -----------


                      HEALTH MANAGEMENT ASSOCIATES, INC.
- - --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


           DELAWARE                                         61-0963645
- - --------------------------------                 ------------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)

  5811 Pelican Bay Boulevard, Suite 500, Naples, Florida           33963-2710
- - ----------------------------------------------------------       --------------
      (Address of principal executive offices)                     (Zip Code)

                             (813)598-3131
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes  X   No
                                                          ---     ---

At May 3, 1996, the following shares of the Registrant were outstanding:


          Class A Common Stock            70,395,811 shares

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION                                       Page

Item 1.  Financial Statements

     Consolidated Statements of Income --
      Three Months Ended March 31, 1996 and 1995....................  3

     Consolidated Statements of Income --
      Six Months Ended March 31, 1996 and 1995......................  4

     Consolidated Balance Sheets--
      March 31, 1996 and September 30, 1995.........................  5

     Consolidated Statements of Cash Flows--
      Six Months Ended March 31, 1996 and 1995......................  6

     Notes to Interim Condensed Consolidated Financial Statements...  7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................... 8-11

PART II.   OTHER INFORMATION........................................  12

Signatures..........................................................  13

Index To Exhibits................................................... 14-16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                      Three months ended
                                                           March 31,
                                                  --------------------------
                                                     1996            1995
                                                  -----------     ----------
Net patient service revenue...................   $184,826,000   $144,776,000

Costs and expenses:
 Salaries and benefits........................     61,952,000     47,689,000
 Supplies and expenses........................     53,342,000     43,446,000
 Provision for doubtful accounts..............     17,396,000     13,457,000
 Depreciation and amortization................      6,479,000      5,295,000
 Rent expense.................................      3,867,000      3,065,000
 Interest, net................................        688,000      1,148,000
                                                 ------------   ------------
  Total costs and expenses....................    143,724,000    114,100,000
                                                 ------------   ------------


Income before income taxes....................     41,102,000     30,676,000

Provision for income taxes ...................     16,132,000     12,040,000
                                                 ------------   ------------


Net income ...................................   $ 24,970,000   $ 18,636,000
                                                 ============   ============



Net income per share..........................   $        .34   $        .26
                                                 ============   ============



Weighted average number of common and common
 equivalent shares outstanding ...............     73,620,000     71,973,000
                                                 ============   ============


                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                      Six months ended
                                                          March 31,
                                                  ---------------------------
                                                      1996           1995
                                                  ------------   ------------

Net patient service revenue...................... $336,769,000   $260,192,000

Costs and expenses:
   Salaries and benefits.........................  116,301,000     89,434,000
   Supplies and expenses.........................  101,421,000     80,142,000
   Provision for doubtful accounts...............   31,803,000     23,752,000
   Depreciation and amortization.................   12,408,000      9,735,000
   Rent expense..................................    7,619,000      5,970,000
   Interest, net.................................    1,342,000      1,867,000
                                                  ------------   ------------
       Total costs and expenses..................  270,894,000    210,900,000
                                                  ------------   ------------


Income before income taxes.......................   65,875,000    49,292,000

Provision for income taxes ......................   25,856,000    19,347,000
                                                  ------------  ------------


Net income ...................................... $ 40,019,000  $ 29,945,000
                                                  ============  ============



Net income per share............................. $        .55  $        .42
                                                  ============  ============



Weighted average number of common and common
 equivalent shares outstanding ..................   73,297,000    71,829,000
                                                  ============  ============


                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                       March 31,    September 30,
                                                         1996           1995
                                                     ------------   ------------
                                                      (Unaudited)
Current assets:
  Cash and cash equivalents........................   $ 69,470,000   $ 75,326,000
  Receivables--net.................................    102,026,000     77,050,000
  Supplies, prepaids and other assets..............     16,388,000     14,077,000
  Funds held by trustee............................      1,709,000      1,479,000
  Income taxes - receivable and deferred...........        613,000      5,446,000
                                                      ------------   ------------
     Total current assets..........................    190,206,000    173,378,000

Property, plant and equipment......................    409,229,000    365,419,000

  Less accumulated depreciation and amortization ..     93,308,000     82,140,000
                                                      ------------   ------------
     Net property, plant and equipment ...........     315,921,000    283,279,000

Other assets:
  Funds held by trustee...........................         105,000         72,000
  Deferred charges and other assets...............      14,471,000     10,269,000
                                                      ------------   ------------
     Total........................................      14,576,000     10,341,000
                                                      ------------   ------------

                                                      $520,703,000   $466,998,000
                                                      ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
  Accounts payable..................................  $ 24,307,000  $ 21,545,000
  Accrued expenses and other liabilities............    24,140,000    22,515,000
  Current maturities of long-term debt..............     7,015,000     6,571,000
                                                      ------------  ------------
       Total current liabilities....................    55,462,000    50,631,000

Deferred income taxes...............................    18,399,000    18,399,000
Other long-term liabilities.........................    13,062,000    12,297,000
Long-term debt......................................    71,545,000    67,721,000

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized...............................             -             -
  Common stock, Class A, $.01 par value, 150,000,000
    shares authorized, 70,392,000 and 69,178,000
    shares issued and outstanding at March 31,
    1996 and September 30, 1995, respectively.......       704,000       692,000
  Additional paid-in capital........................   138,108,000   133,853,000
  Retained earnings ................................   223,423,000   183,405,000
                                                      ------------  ------------

      Total stockholders' equity ..................    362,235,000   317,950,000
                                                      ------------   -----------
                                                      $520,703,000  $466,998,000
                                                      ============  ============




                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Six months ended
                                                             March 31,
                                                   ----------------------------
                                                        1996           1995
                                                   -------------  -------------
Cash flows from operating activities:
  Net income......................................  $ 40,019,000   $ 29,945,000

  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization................    12,408,000      9,735,000
     Loss on sale of fixed assets.................       198,000         48,000

     Changes in assets and liabilities:
       Receivables--net...........................   (13,662,000)   (12,554,000)
       Other current assets.......................    (1,131,000)    (2,028,000)
       Deferred charges and other assets..........    (4,761,000)    (1,126,000)
       Accounts payable...........................     1,895,000      5,186,000
       Accrued expenses and other liabilities.....      (936,000)     3,815,000
       Income taxes--
         currently payable and deferred...........     4,833,000     (2,796,000)
       Other long term liabilities................       765,000        721,000
                                                    ------------   ------------

          Net cash provided by operating
           activities.............................    39,628,000     30,946,000
                                                    ------------   ------------

Cash flows from investing activities:
  Acquisition of facilities, net of cash acquired.   (30,239,000)   (46,857,000)
  Additions to property, plant and equipment .....   (16,534,000)   (11,452,000)
  Proceeds from sale of equipment.................        16,000         28,000
                                                    ------------   ------------

          Net cash used in investing activities...   (46,757,000)   (58,281,000)
                                                    ------------   ------------

Cash flows from financing activities:
  Proceeds from long-term borrowings..............       643,000              -
  Principal payments on debt......................    (3,373,000)    (3,814,000)
  Increase in funds held by trustee...............      (263,000)      (403,000)
  Issuance of common stock, net of costs..........     4,266,000        838,000
                                                    ------------   ------------

          Net cash provided by (used in)
            financing activities..................     1,273,000     (3,379,000)
                                                    ------------   ------------

                Net decrease in cash..............    (5,856,000)   (30,714,000)

Cash and cash equivalents at beginning of period..    75,326,000    109,384,000
                                                    ------------   ------------

Cash and cash equivalents at end of period........  $ 69,470,000   $ 78,670,000
                                                    ============   ============


                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
- - -------------------------

     The consolidated balance sheet as of September 30, 1995 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 1995 Annual Report. The interim consolidated financial statements at March 31, 1996 and for the three and six month periods ended March 31, 1996 and 1995 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 1995 Annual Report.

2.  Acquisitions
- - ----------------

     Effective January 1, 1996 the Company entered into a thirty year lease agreement for a 195 bed acute care hospital for consideration totalling $37,915,000, including $32,230,000 in cash paid at closing and funded from available cash on hand. The agreement requires the Company to pay the lessor annual rent of $500,000 at the beginning of each lease year. The following summarizes a preliminary allocation of the total consideration to the major categories of assets acquired and liabilities assumed:

          Working capital                    $12,757,000
          Leasehold acquisition rights        29,851,000
          Lease obligation payable            (4,685,000)
          Long-term debt                          (8,000)
                                             -----------
                                             $37,915,000
                                             ===========


     Effective December 1, 1994 the Company purchased certain assets of a 208-bed hospital for consideration totalling $46,555,000, including $45,573,000 in cash funded from available cash on hand. The operating results of the hospital have been included in the Company's Condensed Consolidated Statements of Income from the date of acquisition.

     The following unaudited pro forma combined summary of operations of the Company for the six months ended March 31, 1995 gives effect to the operation of the hospital purchased in December 1994 as if the acquisition of the hospital had occurred as of October 1, 1994:

                                    Six months ended
                                     March 31, 1995
                                    ----------------

     Net patient service revenue        $269,239,000
     Net income                         $ 30,397,000
     Net income per share               $        .43

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Results of Operations
         ---------------------
         Three months ended March 31, 1996 compared
         ------------------------------------------
         to three months ended March 31, 1995
         ------------------------------------

              Net patient service revenue for the three months ended March 31, 1996 ("1996 Period") was $184,826,000, as compared to $144,776,000 for the three months ended March 31, 1995 ("1995 Period"). This represented an increase in net patient service revenue of $40,050,000, or 27.7%. Hospitals in operation for the entire 1996 Period and 1995 Period ("same store hospitals") provided $10,074,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $29,976,000 included $30,178,000 of net patient service revenue from the acquisition of the 116-bed Byerly Hospital effective September 1, 1995, the 158-bed Bulloch Memorial Hospital effective October 1, 1995 and the 195-bed Northwest Mississippi Regional Medical Center effective January 1, 1996, offset by a decrease of $202,000 in Corporate and miscellaneous revenue.

              During the 1996 Period the Company's hospitals generated total patient days of service and an occupancy rate of 116,135 and 48.4%, respectively, versus 98,979 and 50.8%, respectively, for the 1995 Period. Same store patient days and occupancy for the 1996 Period were 96,017 and 48.7%, respectively, versus 98,979 and 50.8%, respectively for the 1995 Period. Same store admissions for the Company during the 1996 Period were 18,273, up 3.0% from the 17,746 admissions during the 1995 Period.

              The Company's operating expenses (salaries and benefits, supplies and expenses, provision for doubtful accounts and rent expense) for the 1996 Period were $136,556,000 or 73.9% of net patient service revenue as compared to $107,657,000 or 74.4% of net patient service revenue for the 1995 Period. Of the total $28,899,000 increase, approximately $4,408,000 related to same store hospitals, which was largely attributable to the increased patient volumes. Another $23,624,000 of increased operating expense related to the acquisitions mentioned previously. The remaining increase of $867,000 represented an increase in Corporate and miscellaneous other operating expenses.

              The Company's earnings before depreciation and amortization, interest and income taxes were $48,269,000 for the 1996 Period as compared to $37,119,000 for the 1995 Period, an increase of $11,150,000 or 30.0%. The EBITDA margin was 26.1% for the 1996 Period compared to 25.6% for the 1995 Period.

              The Company's depreciation and amortization costs increased by $1,184,000 and interest expense decreased by $460,000. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The decrease in interest expense reflects higher investment income in the 1996 Period, which is netted against interest expense.

Item 2.  Management's discussion and Analysis of Financial
         Condition and Results of Operations (continued)

               The Company's income before income taxes was $41,102,000 for the 1996 Period as compared to $30,676,000 for the 1995 Period, an increase of $10,426,000 or 34.0%. The increase resulted primarily from same-store volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $16,132,000 for the 1996 Period as compared to $12,040,000 for the 1995 Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $24,970,000 for the 1996 Period as compared to $18,636,000 for the 1995 Period.

         Results of Operations
         ---------------------
         Six months ended March 31, 1996 compared
         ----------------------------------------
         to six months ended March 31, 1995
         ----------------------------------

              Net patient service revenue for the six months ended March 31, 1996 ("1996 Six Month Period") was $336,769,000, as compared to $260,192,000 for the six months ended March 31, 1995 ("1995 Six Month Period"). This represented an increase in net patient service revenue of $76,577,000, or 29.4%. Same store hospitals provided $17,804,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases and an acuity increase. The remaining increase of $58,773,000 included $59,342,000 of net patient service revenue from the acquisitions previously mentioned, offset by a decrease of $569,000 of Corporate and miscellaneous revenue.

              During the 1996 Six Month Period the Company's hospitals generated total patient days of service and an occupancy rate of 209,286 and 45.1%, respectively, versus 180,139 and 47.2%, respectively, for the 1995 Six Month Period. Same store patient days and occupancy for the 1996 Six Month Period were 162,325 and 45.3%, respectively, versus 168,534 and 47.3%, respectively, for the 1995 Six Month Period. Same store admissions for the Company during the 1996 Six Month Period were 31,367, up 3.2% from the 30,406 admissions during the 1995 Six Month Period.

              The Company's operating expenses for the 1996 Six Month Period were $257,144,000 or 76.4% of net patient service revenue as compared to $199,298,000 or 76.6% of net patient service revenue for the 1995 Six Month Period. Of the total $57,846,000 increase, approximately $11,918,000 related to same store hospitals, which was largely attributable to increased patient volumes. Another $44,917,000 of increased operating expense related to the hospital acquisitions mentioned previously. The remaining increase of $1,011,000 represented an increase in Corporate and miscellaneous other operating expenses.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


              The Company's earnings before depreciation and amortization, interest and income taxes were $79,625,000 for the 1996 Six Month Period as compared to $60,894,000 for the 1995 Six Month Period, an increase of $18,731,000 or 30.8%. The Company's EBITDA margin increased to 23.6% for the 1996 Six Month Period, as compared to 23.4% for the 1995 Six Month Period.

              The Company's depreciation and amortization costs increased by $2,673,000 and interest expense decreased by $525,000. The increase in depreciation and amortization resulted primarily from the acquisitions previously mentioned. The decrease in interest expense reflects higher investment income in the 1996 Six Month Period, which is netted against interest expense.

              The Company's income before income taxes was $65,875,000 for the 1996 Six Month Period as compared to $49,292,000 for the 1995 Six Month Period, an increase of $16,583,000, or 33.6%. The increase resulted primarily from same-store volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $25,856,000 for the 1996 Six Month Period as compared to $19,347,000 for the 1995 Six Month Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $40,019,000 for the 1996 Six Month Period as compared to $29,945,000 for the 1995 Six Month Period.


         Liquidity and Capital Resources
         -------------------------------

              The Company's operating cash flows totaled $39,628,000 for the 1996 Six Month Period as compared to $30,946,000 for the 1995 Six Month Period. The positive cash flows resulted from the Company's increased profitability and management of its working capital. The Company's investing activities used $46,757,000 and $58,281,000 for the 1996 Six Month Period and 1995 Six Month Period, respectively. Acquisitions and ongoing capital expenditure requirements accounted for the majority of funds used in investing activities. Financing activities provided net cash of $1,273,000 for the 1996 Six Month Period and used $3,379,000 during the 1995 Six Month Period. See the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1996 and 1995 at page 6 of this Report.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


              The Company had approximately $85,000,000 of available cash on hand at April 30, 1996. In addition, the Company has a total of $310 million of credit available under its two unsecured lines of credit.

              The Company's credit agreements contain certain covenants which, without prior consent of the banks, limit certain activities of the Company and its subsidiaries, including those relating to merger, consolidation and the Company's ability to secure indebtedness, make guarantees, and grant security interests. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage, and debt to cash flow and net worth.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         None.

Item 2.  Changes in Securities.
         ---------------------

         None.

Item 3.  Defaults upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the Annual Meeting of Stockholders of the Company held on February 21, 1996, the stockholders of the Company approved proposals to:

            a) ratify the Company's 1996 Executive Incentive Compensation Plan (35,378,812 votes for; 17,140,356 votes against).

            b) ratify Amendment No. 4 to the Company's 1993 Non-Statutory Stock Option Plan (55,304,123 votes for; 1,301,583 votes against).

            c) ratify Amendment No. 6 to the Company's 1991 Non-Statutory Stock Option Plan (55,296,453 votes for; 1,305,489 votes against).

            d) ratify the Company's Stock Option Plan for Outside Directors (49,922,214 votes for; 2,259,940 votes against).

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         a.  Exhibits:
             --------

             See Index to Exhibits located on page 14.

         b.  Reports on Form 8-K:
             -------------------

             None

                                  SIGNATURES



        Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   HEALTH MANAGEMENT ASSOCIATES, INC.



DATE:  May 7, 1996                 BY: /s/ Stephen M. Ray
                                       --------------------------------
                                       Stephen M. Ray
                                       Senior Vice President-Finance
                                       (Duly authorized officer and
                                       Principal Financial Officer)

                               INDEX TO EXHIBITS


(2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

      Not applicable.

(3)   (i)  Articles of Incorporation

      3.1 The Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

      (ii) By-laws
           The By-laws, as amended, previously filed and included as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, is incorporated herein by reference.

(4)   Instruments defining the rights of security holders, including indentures.

      The Fourth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.4 to the Company's Registration Statement on Form S-1, Amendment No. 2 (Registration No. 33-36406), is incorporated herein by reference.

      The Certificate of Amendment of the Fourth Restated Certificate of Incorporation, previously included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, is incorporated herein by reference.

      By-laws, as amended, previously filed and included as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, is incorporated herein by reference.

      Amended and Restated Credit Agreement, dated September 29, 1998, between Liberty National Bank and Trust Company of Louisville, the Company, HMA Holding Corp. and certain subsidiaries, including subsequent Amendments One through Five thereto, previously filed and included as Exhibits 4.7 through 4.11 and 4.15 to the Company's Registration Statement on Form S-1 (Registration No. 33-36406), is incorporated herein by reference.

      Sixth Amendment to Amended and Restated Credit Agreement, dated June 10, 1991, between the Company and Liberty National Bank and Trust Company of Louisville, previously filed and included as Exhibit 4.17 to the Company's Registration Statement on Form S-1 (Registration No. 33-43193), is incorporated herein by reference.

      Seventh Amendment to Amended and Restated Credit Agreement, dated June 16, 1992, between the Company and Liberty National Bank and Trust Company of Louisville, previously filed and included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, is incorporated herein by reference.

     Eighth Amendment to Amended and Restated Credit Agreement, dated November 30, 1992, between the Company and Liberty National Bank and Trust Company of Louisville, previously filed and included as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, is incorporated herein by reference.

     Ninth Amendment to Amended and Restated Credit Agreement, dated October 18, 1993, between the Company and Liberty National Bank and Trust Company of Louisville, previously filed and included as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, is incorporated herein by reference.

     Term Loan Agreement among Riverview Regional Medical Center, Inc. and NCNB National Bank of Florida, the Bank of Nova Scotia and the Banks named therein, dated July 6, 1992, Parent Guaranty Agreement made as of July 6, 1992, and Interest Rate Swap transaction, effective July 15, 1992, previously filed and included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, is incorporated herein by reference.

     Fourth Amended and Restated Credit and Reimbursement Agreement among the Company and NationsBank of Florida National Association and the Banks named therein, dated December 1, 1994, previously filed and included as Exhibit
     4.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, is incorporated herein by reference.

     Amended and Restated Parent Guaranty Agreement of Health Management Associates, Inc. related to a Term Loan agreement made July 6, 1992 among Riverview Regional Medical Center, Inc., NationsBank of Florida, National Association, and the Banks named therein, made as of December 1, 1994, previously filed and included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

     Credit Agreement between Gaffney HMA, Inc. and First Union National Bank of North Carolina, dated September 2, 1993, and Guaranty Agreement between Health Management Associates, Inc. and First Union National Bank of North Carolina, made as of September 2, 1993, previously filed and included as
     Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, are incorporated herein by reference.

     Modification Agreement (to the Guaranty Agreement between Health Management Associates, Inc. and First Union National Bank of North Carolina related to the Credit Agreement dated September 2, 1993 between Gaffney HMA, Inc. and First Union National Bank of North Carolina) between Health Management Associates, Inc. and First Union National Bank of North Carolina, made as of December 16, 1994, previously filed and included as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

     Modification Agreement (to the Guaranty Agreement dated November 20, 1987 for a Mortgage Construction Loan to Orlando HMA, Inc.) by and between Health Management Associates, Inc. and First Union National Bank of Florida, made as of April 10, 1995, previously filed and included as
     Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.

     Modification Agreement (to the Guaranty Agreement dated August 19, 1988 for a Mortgage Construction Loan to Martin HMA, Inc.) by and between Health Management Associates, Inc. and First Union National Bank of Florida, made as of April 10, 1995, previously filed and included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 is incorporated herein by reference.

(10) Material contracts

     Amendment No. 1 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan is included herein as Exhibit 10.1 at page 17 of this Report.

(11) Statement re computation of per share earnings.

     Statement re computation of per share earnings is included herein as
     Exhibit 11.1 at page 19 of this Report.

(15) Letter re unaudited interim financial information.

     Not Applicable.

(18) Letter re change in accounting principles.

     Not Applicable.

(19) Report furnished to security holders.

     Not Applicable.

(22) Published report regarding matters submitted to vote of security holders.

     Not Applicable.

(23) Consents of experts and counsel.

     Not Applicable.

(24) Power of Attorney.

     Not Applicable.

(27) Financial Data Schedule.

     Financial Data Schedule is included herein as Exhibit 27.1 at page 20 of this report.

(99) Additional exhibits.

     Not Applicable.