Form 10-Q
period 1996-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 1996-08-13
CIK 792985

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transaction period from ____ to ____

                       Commission File Number  000-18799
                                              -----------


                      HEALTH MANAGEMENT ASSOCIATES, INC.
          ----------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          DELAWARE                                         61-0963645
- --------------------------------                 -----------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)

    5811 Pelican Bay Boulevard, Suite 500, Naples, Florida            34108
- ----------------------------------------------------------       --------------
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

At July 31, 1996 the following shares of the Registrant were outstanding:


          Class A Common Stock             105,677,493 shares

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION                                      Page

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Statements of Income --
       Three Months Ended June 30, 1996 and 1995....................  3

     Consolidated Statements of Income --
       Nine Months Ended June 30, 1996 and 1995.....................  4

     Consolidated Balance Sheets--
       June 30, 1996 and September 30, 1995.........................  5

     Consolidated Statements of Cash Flows--
       Nine Months Ended June 30, 1996 and 1995.....................  6

     Notes to Interim Consolidated Financial Statements.............  7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS........................ 9-12

PART II.  OTHER INFORMATION.........................................  13

SIGNATURES..........................................................  14

INDEX TO EXHIBITS.....................................................15-17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                       HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              Three months ended
                                                    June 30,
                                      ------------------------------------
                                             1996               1995
                                      ------------------  ----------------
Net patient service revenue.........        $184,356,000      $136,977,000

Costs and expenses:
   Salaries and benefits............          63,043,000        44,682,000
   Supplies and expenses............          55,136,000        40,417,000
   Provision for doubtful accounts..          14,654,000        11,573,000
   Depreciation and amortization....           6,725,000         5,265,000
   Rent expense.....................           4,083,000         3,344,000
   Interest, net....................             920,000         1,164,000
                                            ------------      ------------
       Total costs and expenses.....         144,561,000       106,445,000
                                            ------------      ------------


Income before income taxes..........          39,795,000        30,532,000

Provision for income taxes .........          15,619,000        11,983,000
                                            ------------       -----------

Net income .........................        $ 24,176,000      $ 18,549,000
                                             ===========       ===========


Net income per share................        $        .22      $        .17
                                             ===========       ===========


Weighted average number of common and common
  equivalent shares outstanding ....         110,869,000       108,160,000
                                             ===========       ===========



                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               Nine months ended
                                                    June 30,
                                           --------------------------
                                               1996          1995
                                           ------------  ------------
Net patient service revenue.........       $521,125,000  $397,169,000

Costs and expenses:
   Salaries and benefits............        179,344,000   134,116,000
   Supplies and expenses............        156,557,000   120,559,000
   Provision for doubtful accounts..         46,457,000    35,325,000
   Depreciation and amortization....         19,133,000    15,000,000
   Rent expense.....................         11,702,000     9,314,000
   Interest, net....................          2,262,000     3,031,000
                                           ------------  ------------
       Total costs and expenses.....        415,455,000   317,345,000
                                           ------------  ------------


Income before income taxes..........        105,670,000    79,824,000

Provision for income taxes .........         41,475,000    31,330,000
                                           ------------  ------------


Net income .........................       $ 64,195,000  $ 48,949,000
                                           ============  ============


Net income per share................       $        .58  $        .45
                                           ============  ============


Weighted average number of common
and common equivalent shares
outstanding ........................        110,307,000   107,870,000
                                           ============  ============


                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                         June 30,     September 30,
                                                           1996          1995
                                                       ------------   ------------
                                                        (Unaudited)
Current assets:
 Cash and cash equivalents.....................        $ 15,980,000   $ 75,326,000
 Receivables--net..............................         114,968,000     77,050,000
 Supplies, prepaids and other assets...........          17,784,000     14,077,000
 Funds held by trustee.........................           1,786,000      1,479,000
 Income taxes - receivable and deferred........                   -      5,446,000
                                                       ------------   ------------
  Total current assets.........................         150,518,000    173,378,000

Property, plant and equipment..................         492,240,000    365,419,000
 Less accumulated depreciation and
  amortization.................................          99,686,000     82,140,000
                                                       ------------   ------------
  Net property, plant and equipment............         392,554,000    283,279,000

Other assets:
 Funds held by trustee.........................             120,000         72,000
 Deferred charges and other assets.............          15,982,000     10,269,000
                                                       ------------   ------------
  Total........................................          16,102,000     10,341,000
                                                        -----------   ------------

                                                       $559,174,000   $466,998,000
                                                       ============   ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------


Current liabilities:
 Accounts payable..............................        $ 28,614,000   $ 21,545,000
 Accrued expenses and other liabilities........          27,877,000     22,515,000
 Current maturities of long-term debt..........           8,528,000      6,571,000
 Income taxes--currently payable and deferred..           2,016,000              -
                                                       ------------   ------------
       Total current liabilities...............          67,035,000     50,631,000

Deferred income taxes..........................          18,399,000     18,399,000
Other long-term liabilities....................          13,376,000     12,297,000
Long-term debt.................................          70,138,000     67,721,000

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  shares authorized............................                   -              -
 Common stock, Class A, $.01 par value, 150,000,000
  shares authorized, 105,643,000 and 103,767,000
  shares issued and outstanding at June 30,
  1996 and September 30, 1995, respectively....           1,056,000      1,038,000
 Additional paid-in capital....................         141,571,000    133,507,000
 Retained earnings ............................         247,599,000    183,405,000
                                                       ------------   ------------
  Total stockholders' equity ..................         390,226,000    317,950,000
                                                       ------------   ------------

                                                       $559,174,000   $466,998,000
                                                       ============   ============


                                  See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Nine months ended
                                                                     June 30,
                                                         ---------------------------------
                                                                1996             1995
                                                         ------------------  -------------
Cash flows from operating activities:
  Net income...........................................      $  64,195,000   $ 48,494,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization.....................         19,133,000     15,000,000
     Loss on sale of fixed assets......................            203,000         54,000

     Changes in assets and liabilities:
       Receivables--net................................        (19,348,000)   ( 8,623,000)
       Other current assets............................         (1,231,000)    (2,312,000)
       Deferred charges and other assets...............         (6,770,000)    (1,750,000)
       Accounts payable................................          2,836,000      4,470,000
       Accrued expenses and other liabilities..........         (1,688,000)     4,106,000
       Income taxes--
         currently payable and deferred................          7,462,000     (2,304,000)
       Other long term liabilities.....................          1,079,000        766,000
                                                             -------------   ------------

          Net cash provided by operating activities ...         65,871,000     57,901,000
                                                             -------------   ------------

Cash flows from investing activities:
  Acquisition of facilities, net of cash acquired......        (99,640,000)   (46,857,000)
  Additions to property, plant and equipment ..........        (28,753,000)   (19,757,000)
  Proceeds from sale of equipment......................             27,000         29,000
                                                             -------------   ------------

          Net cash used in investing activities........       (128,366,000)   (66,585,000)
                                                             -------------   ------------

Cash flows from financing activities:
  Proceeds from long-term borrowings...................            791,000      3,543,000
  Principal payments on debt...........................         (5,368,000)    (5,643,000)
  Increase in funds held by trustee....................           (355,000)      (459,000)
  Issuance of common stock, net of costs...............          8,081,000      1,379,000
                                                             -------------   ------------

          Net cash provided by (used in)
            financing activities.......................          3,149,000     (1,180,000)
                                                             -------------   ------------

                Net decrease in cash...................        (59,346,000)    (9,864,000)

Cash and cash equivalents at beginning of period.......         75,326,000    109,384,000
                                                             -------------   ------------

Cash and cash equivalents at end of period.............      $  15,980,000   $ 99,520,000
                                                             =============   ============




                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
- -------------------------

          The consolidated balance sheet as of September 30, 1995 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 1995 Annual Report. The interim consolidated financial statements at June 30, 1996 and for the three and nine month periods then ended are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 1995 Annual Report.

2.  Acquisitions
- -------------------

          Effective January 1, 1996 the Company entered into a thirty year (operating) lease agreement for a 195 bed acute care hospital for consideration totalling $37,915,000, including $32,230,000 in cash paid at closing and funded from available cash on hand. The agreement requires the Company to pay the lessor annual rent of $500,000 at the beginning of each lease year. The following summarizes a preliminary allocation of the total consideration to the major categories of assets acquired and liabilities assumed:

          Working capital                       $12,757,000
          Leasehold acquisition rights           29,851,000
          Lease obligation payable               (4,685,000)
          Long-term debt                             (8,000)
                                                -----------
                                                $37,915,000
                                                ===========

          Effective June 11, 1996 the Company entered into a thirty year (capitalized) lease agreement for a 208 bed acute care hospital for consideration totalling $69,776,000, including $68,490,000 in cash paid at closing and funded from available cash on hand. The following summarizes a preliminary allocation of the total consideration to the major categories of assets acquired and liabilities assumed:

          Working capital                       $ 6,463,000
          Plant and equipment                    64,600,000
          Long-term debt                         (1,287,000)
                                                -----------
                                                $69,776,000
                                                ===========

                     HEALTH MANAGEMENT ASSOCIATES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  Acquisitions (continued)
- --------------------------------

          The operating results of the foregoing hospitals have been included in the Company's Consolidated Statements of Income from the respective dates of acquisition. The following unaudited pro forma combined summary of operations of the Company for the nine months ended June 30, 1996 gives effect to the operation of the hospitals purchased in January 1996 and June 1996 as if the hospital acquisitions had occurred as of October 1, 1995:

                                        Nine months ended
                                          June 30, 1996
                                        -----------------
       Net patient service revenue      $   561,660,000
       Net income                       $    64,878,000
       Net income per share             $           .59


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


       Results of Operations
       ---------------------
       Three months ended June 30, 1996 compared
       -----------------------------------------
       to three months ended June 30, 1995
       -----------------------------------

                 Net patient service revenue for the three months ended June 30, 1996 ("1996 Period") was $184,356,000, as compared to $136,977,000 for the three months ended June 30, 1995 ("1995 Period"). This represented an increase in net patient service revenue of $47,379,000, or 34.6%. Hospitals in operation for the entire 1996 Period and 1995 Period ("same store hospitals") provided $10,943,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases and an acuity increase. The remaining increase of $36,436,000 included $36,550,000 of net patient service revenue from the acquisition of the 116-bed Byerly Hospital effective September 1, 1995, the 158-bed Bulloch Memorial Hospital effective October 1, 1995, the 195-bed Northwest Mississippi Regional Medical Center effective January 1, 1996 and the 208-bed Midwest City Regional Hospital effective June 1, 1996, offset by a decrease of $114,000 in Corporate and miscellaneous revenue.

                 During the 1996 Period the Company's hospitals generated total patient days of service and an occupancy rate of 102,636 and 41.7%, respectively, versus 81,837 and 41.5%, respectively, for the 1995 Period. Same store patient days and occupancy for the 1996 Period were 81,268 and 41.2%, respectively, versus 81,837 and 41.5%, respectively for the 1995 Period. Same store admissions for the Company during the 1996 Period were 15,804, up 1.3% from the 15,596 admissions during the 1995 Period.

                 The Company's operating expenses (salaries and benefits, supplies and expenses, provision for doubtful accounts and rent expense) for the 1996 Period were $136,916,000 or 74.3% of net patient service revenue as compared to $100,016,000 or 73.0% of net patient service revenue for the 1995 Period. Of the total $36,900,000 increase, approximately $7,496,000 related to same store hospitals, which was attributable to increased patient volumes. Another $28,915,000 of increased operating expense related to the acquisitions mentioned previously. The remaining increase of $489,000 represented an increase in Corporate and miscellaneous other operating expenses.

                 The Company's earnings before depreciation and amortization, interest and income taxes were $47,440,000 for the 1996 Period as compared to $36,961,000 for the 1995 Period, an increase of $10,479,000 or 28.4%. The EBITDA margin was 25.7% for the 1996 Period compared to 27.0% for the 1995 Period. The decreased EBITDA margin resulted from lower margins on the net patient service revenue contributed by the acquisitions mentioned previously.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                 The Company's depreciation and amortization costs increased by $1,460,000 and interest expense decreased by $244,000. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The decrease in interest expense reflects higher investment income in the 1996 Period, which is netted against interest expense.

                 The Company's income before income taxes was $39,795,000 for the 1996 Period as compared to $30,532,000 for the 1995 Period, an increase of $9,263,000 or 30.3%. The increase resulted primarily from same-store volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $15,619,000 for the 1996 Period as compared to $11,983,000 for the 1995 Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $24,176,000 for the 1996 Period as compared to $18,549,000 for the 1995 Period.


       Results of Operations
       ---------------------
       Nine months ended June 30, 1996 compared
       ----------------------------------------
       to Nine months ended June 30, 1995
       ----------------------------------

                 Net patient service revenue for the nine months ended June 30, 1996 ("1996 Nine Month Period") was $521,125,000, as compared to $397,169,000 for the nine months ended June 30, 1995 ("1995 Nine Month Period"). This represented an increase in net patient service revenue of $123,956,000, or 31.2%. Same store hospitals provided $25,363,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases and an acuity increase. The remaining increase of $98,593,000 included $99,276,000 of net patient service revenue from the acquisitions previously mentioned, offset by a decrease of $683,000 of Corporate and miscellaneous revenue.

                 During the 1996 Nine Month Period the Company's hospitals generated total patient days of service and an occupancy rate of 312,119 and 43.9%, respectively, versus 261,976 and 45.3%, respectively, for the 1995 Nine Month Period. Same store patient days and occupancy for the 1996 Nine Month Period were 236,010 and 44.0%, respectively, versus 243,407 and 45.5%, respectively, for the 1995 Nine Month Period. Same store admissions for the Company during the 1996 Nine Month Period were 45,758, up 2.1% from the 44,836 admissions during the 1995 Nine Month Period.

                 The Company's operating expenses for the 1996 Nine Month Period were $394,060,000 or 75.6% of net patient service revenue as compared to $299,314,000 or 75.4% of net patient service revenue for the 1995 Nine Month Period. Of the total $94,746,000 increase, approximately

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       $18,501,000 related to same store hospitals, which was largely
       attributable to increased patient volumes.    Another $74,745,000 of
       increased operating expense related to the hospital acquisitions mentioned previously. The remaining increase of $1,500,000 represented an increase in Corporate and miscellaneous other operating expenses.

                 The Company's earnings before depreciation and amortization, interest and income taxes were $127,065,000 for the 1996 Nine Month Period as compared to $97,855,000 for the 1995 Nine Month Period, an increase of $29,210,000 or 29.9%. The Company's EBITDA margin decreased slightly to 24.4% for the 1996 Nine Month Period, as compared to 24.6% for the 1995 Nine Month Period.

                 The Company's depreciation and amortization costs increased by $4,133,000 and interest expense decreased by $769,000. The increase in depreciation and amortization resulted primarily from the acquisitions previously mentioned. The decrease in interest expense reflects higher investment income in the 1996 Nine Month Period, which is netted against interest expense.

                 The Company's income before income taxes was $105,670,000 for the 1996 Nine Month Period as compared to $79,824,000 for the 1995 Nine Month Period, an increase of $25,846,000, or 32.4%. The increase resulted primarily from same-store volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $41,475,000 for the 1996 Nine Month Period as compared to $31,330,000 for the 1995 Nine Month Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $64,195,000 for the 1996 Nine Month Period as compared to $48,494,000 for the 1995 Nine Month Period.


       Liquidity and Capital Resources
       -------------------------------

                 The Company's operating cash flows totaled $65,871,000 for the 1996 Nine Month Period as compared to $57,901,000 for the 1995 Nine Month Period. The positive cash flows resulted from the Company's increased profitability and management of its working capital. The Company's investing activities used $128,366,000 and $66,585,000 for the 1996 Nine Month Period and 1995 Nine Month Period, respectively. Acquisitions and ongoing capital expenditure requirements accounted for substantially all of the funds used in investing activities. Financing activities provided net cash of $3,149,000 for the 1996 Nine Month Period and used $1,180,000 during the 1995 Nine Month Period. See the Condensed Consolidated Statements of Cash Flows for the Nine months ended June 30, 1996 and 1995 at page 6 of this Report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 The Company had approximately $25,000,000 of available cash on hand at July 31, 1996. In addition, the Company has a total of $310 million of credit available under its two unsecured lines of credit.

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

                 At the present time, the Company anticipates that cash on hand, internally generated funds and funds available under its lines of credit will be sufficient to satisfy the Company's requirements for capital expenditures, future acquisitions and working capital.

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

         None.

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         a.  Exhibits:
             --------

             See Index to Exhibits located on page 15.

         b.  Reports on Form 8-K:
             -------------------

        Form 8-K    Reporting Date -- June 10, 1996
        Item Reported -- Item 2. Acquisition or Disposition of Assets. On June 10, the Company completed the acquisition of the Midwest City Regional Hospital, a 208-bed hospital located in Midwest City, Oklahoma County, Oklahoma. The transaction, which was the result of an arms-length negotiation, includes a thirty year lease of the buildings and equipment from the Midwest City Memorial Hospital Authority. The total acquisition cost was approximately $69,776,000, which included defeasement of two outstanding bond issues, retirement of one outstanding mortgage, the assumption of certain other debt, and the purchase of the hospital's working capital. The transaction was effective June 1, 1996, pursuant to a Definitive Agreement and Lease Agreement, both dated May 21, 1996.

        Form 8-K/A Amendment No. 1 to Form 8-K dated June 10, 1996
        Item Reported --Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. The Company filed information required by this Item 7 relative to the acquisition of the 208-bed hospital as described in the Company's Current Report on Form 8-K dated June 10, 1996.

                           SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          HEALTH MANAGEMENT ASSOCIATES, INC.



DATE: August 9, 1996                     BY:   /s/ Stephen M. Ray
                                              -------------------------------
                                               Stephen M. Ray
                                               Senior Vice President-Finance
                                               (Duly authorized officer and
                                               Principal Financial Officer)

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

        Not applicable

(11)    Statement re computation of per share earnings.

        Statement re computation of per share earnings is included herein as
        Exhibit 11.1 at page 18 of this Report.

(15)    Letter re unaudited interim financial information.

        Not applicable.

(18)    Letter re change in accounting principles.

        Not applicable.

(19)    Report furnished to security holders.

        Not applicable.

(22) Published report regarding matters submitted to vote of security holders.

        Not applicable.

(23)    Consents of experts and counsel.

        Not applicable.

(24)    Power of Attorney.

        Not applicable.

(27)    Financial Data Schedule.

        Financial Data Schedule is included herein as Exhibit 27.1 at page 19 of this Report.

(99)    Additional Exhibits.

        Not applicable.