Form 10-K
period 1996-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 1996-12-20
CIK 792985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1996

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to_________________

                         Commission File No. 000-18799


                        HEALTH MANAGEMENT ASSOCIATES, INC.
           ---------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


           Delaware                               61-0963645
----------------------------------     ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


 5811 Pelican Bay Boulevard
 Suite 500
 Naples, Florida                                  34108-2710
 ----------------------------------     ------------------------------------
 (Address of principal                           (Zip Code)
  executive offices)


Registrant's telephone number, including area code  (941) 598-3131
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
          Title of each class              on which registered
          -------------------             -----------------------

          Class A Common Stock,           New York Stock Exchange
             $.01 par value

Securities registered pursuant to Section 12(g) of the Act:


                                     None
                       ---------------------------------
                               (Title of Class)


                      This Reports consists of 73 pages.

          The Index to Exhibits is located at page 46 of this Report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No _____
    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $1,842,092,061. Market value is determined by reference to the listed price of the Registrant's Class A Common Stock as of the close of business on December 10, 1996.

     The number of shares outstanding of each of the Registrant's classes of common stock, as of December 10, 1996, is as follows:

                                                        Number of Shares
                                                        Outstanding as of
      Class                                             December 10, 1996
      -----                                             ------------------

Class A Common Stock, par value $.01 per share              106,470,185


     Documents incorporated by reference and the Part of the Form 10-K into which they are incorporated are listed hereunder.

PART OF FORM 10-K                       DOCUMENT INCORPORATED BY REFERENCE
-----------------                       ----------------------------------

Part III, Items 10, 11, 12 and 13       Registrant's proxy statement to be
                                        issued in connection with the Annual
                                        Meeting of Stockholders of the
                                        Registrant to be held on February 18,
                                        1997

                                    PART I

ITEM 1. BUSINESS

GENERAL

     Health Management Associates, Inc. (the "Company" or the "Registrant") was incorporated in Delaware in 1979 and succeeded to the operations of its subsidiary, Hospital Management Associates, Inc., which was formed in 1977. The Company provides a broad range of general acute care health services in nonurban communities. As of September 30, 1996, the Company operated 21 general acute care hospitals with a total of 2,660 licensed beds and four psychiatric hospitals with a total of 306 licensed beds. For the year ended September 30, 1996 ("Fiscal 1996"), the acute care hospital operations accounted for approximately 94% of the Company's net patient service revenue and the psychiatric hospital operations accounted for approximately 4%. See Item 2 "Properties".

BUSINESS STRATEGY

     The Company pursues a business strategy of efficiently and profitably operating its existing base of facilities and selectively acquiring additional 100 to 300 bed acute care hospitals located in nonurban communities in market areas of 40,000 to 300,000 people in the southeastern and southwestern United States. The Company seeks to acquire at reasonable prices acute care hospitals which are the sole or predominant health care providers in their market service areas. In evaluating potential acquisitions, the Company requires a hospital's market service area to exhibit a demographic need for the facility and to have an established physician base which can be augmented by the Company's ability to attract additional physicians to the community. Many of the hospitals the Company has acquired were unprofitable at the time of acquisition. Upon acquiring a facility, the Company employs a well-qualified executive director and controller, implements its proprietary management information system, recruits physicians, introduces strict cost control measures with respect to hospital staffing and volume purchasing under Company-wide agreements, and spends the necessary capital to renovate the facility and upgrade equipment.
The Company strives to provide at least 90% of the acute care needs of each community its hospitals serve, thereby reducing the out-migration of potential patients to hospitals in larger urban areas.

     The Company manages each acquired hospital to maximize operating margins and return on capital within the first 36 months of operations, a time period which the Company believes is sufficient to fully implement the plan of improvement. Generally, the Company has been successful in achieving a significant improvement in the operating performance of its facilities within this time period. Once a facility has matured, the Company generally achieves additional growth through favorable demographic trends, the continued growth of physicians' practice in the community, expansion of health care services offered and selective rate increases.

     The Company also selectively reviews potential acquisitions of psychiatric hospitals on an opportunistic basis. The demographic criteria for a psychiatric hospital is a minimum service area of about 250,000 people. The psychiatric hospital business is characterized by substantial competition within a market area and requires a substantial investment in marketing.

     See Item 2 "Properties" for a description of the Company's current facilities.

OPERATIONS AND MARKETING

     Upon acquisition of a hospital, the Company immediately implements its policies to achieve its financial and operating goals. The Company (i) appraises current management personnel and makes necessary changes, (ii) seeks to reduce expenses by managing staffing more effectively and purchasing supplies through volume agreements, (iii) improves billings and collections and (iv) installs its proprietary management information system. The Company's flexible staffing program allows the Company to manage its labor costs effectively by properly staffing a hospital based on current occupancy, utilizing a combination of full-time and part-time employees. The Company's management information system provides the executive director and the controller with the necessary financial and operational information to operate the hospital effectively and to implement the Company's flexible staffing program. Based on the information gathered, the Company can also assist physicians in appropriate case management.

     The Company also attempts to increase admissions and outpatient business through marketing programs. The marketing programs of each of the Company's hospitals are directed by the hospital's executive director to best suit the particular geographic, demographic and economic characteristics of the hospital's market area. A key element of the Company's marketing strategy is to establish and maintain a cooperative relationship with its physicians. The Company pursues an active physician recruitment program to attract and retain qualified specialists and other physicians to broaden the services available. The Company's hospitals often provide newly recruited physicians with various services to assist them in opening and commencing the operation of their practices, including staffing assistance, financial support, and equipment and office rental subsidies. Such costs are generally expensed as incurred. The Company's hospitals also pursue various strategies aimed at increasing utilization of their services, particularly emergency and outpatient services. For example, some hospitals offer an emergency service program which calls for a 60-second response to an emergency room patient. Some hospitals also provide a one-day surgery service available on weekends.

     The Company relies more heavily on marketing for psychiatric hospitals than for acute care hospitals. The Company believes that marketing through direct mail, community programs, radio spots and broadcast media is an effective method of increasing business at its psychiatric hospitals because these hospitals obtain patients from a broader range of referral sources, including self-referral and family referral. See "Competition -- Psychiatric Hospitals" in this Item 1. These marketing programs highlight various psychiatric disorders, encouraging the affected person or family to seek help from one of the Company's psychiatric hospitals.

     The Company considers its management structure to be decentralized. Its hospitals are run by experienced executive directors and controllers having both authority and responsibility for day-to-day operations. Incentive compensation programs have been implemented to reward such managers for accomplishing established goals. The Company employs a relatively small corporate staff to provide services such as systems design and development, marketing assistance, training, human resource management, reimbursement, technical accounting support, purchasing and construction management. Financial control is maintained through fiscal and accounting policies which are established at the corporate level for use at the hospitals. Financial information is centralized at the corporate level through the Company's proprietary management information system.

SELECTED OPERATING STATISTICS

     The following table sets forth selected operating statistics for the Company's hospitals for the periods and dates indicated.


                                               Year ended September 30,
                                             ----------------------------
                                               1994      1995      1996
                                             --------  --------  --------

Total hospitals owned or leased
  (as of the end of period)................       19        21        24
Licensed beds (as of end of period)........    1,958     2,282     2,841
Admissions.................................   55,985    63,729    82,701
Patient days...............................  317,639   340,485   419,418
Acute care average length of stay (days)...      5.3       4.9       4.7
Psychiatric average length of stay (days)..     12.7      12.0      12.2
Occupancy rate (1).........................       43%       44%       43%
Outpatient utilization (2).................       31%       32%       34%
Earnings before depreciation, interest
  and income taxes margin..................       23%       24%       24%

________________________

(1) Hospital occupancy rates are affected by many factors, including the population size and general economic conditions within the service area, the degree of variation in medical and surgical products, outpatient use of hospital services, quality and treatment availability at competing hospitals, and seasonality. Generally, the Company's hospitals experience a seasonal decline in occupancy in the first and fourth fiscal quarters.

(2) Outpatient revenue as a percent of Total Patient Service Revenue (as defined in "Sources of Revenue" in this Item 1).

COMPETITION

     Acute Care Hospitals. The healthcare industry is highly competitive and in recent years has been characterized by increased competition for patients and staff physicians, a shift from inpatient to outpatient settings and increased consolidation. The principal factors contributing to these trends are advances in medical technology, cost-containment efforts by managed care payors, employers and traditional health insurers, changes in regulations and reimbursement policies, increases in the number and type of competing health care providers and changes in physician practice patterns. A hospital will compete within the geographic area in which it operates by distinguishing itself based on the quality and scope of medical services provided. With respect to the delivery of general acute care services, most of the Company's hospitals face less competition in their immediate patient service areas than would be expected in larger communities. While the Company's hospitals are generally the predominant provider in their respective communities, most of its hospitals face competition; however, that competition is generally limited to a single competitor in each respective market. The Company seeks to provide at least 90% of the health care needs in each community its hospital serves. For the specialized treatment of diseases, such as neurological and major cardiopulmonary disorders and health problems of relatively low incidence in the population served, requiring specialized technology, residents in the Company's service areas will generally be referred for treatment at major medical centers.

     The competitive position of a hospital is increasingly affected by its ability to negotiate service contracts with purchasers of group health care services. Such purchasers include employers, PPOs and HMOs. PPOs and HMOs attempt to direct and control the use of hospital services through management of care and either (i) receive discounts from a hospital's established charges or
(ii) pay based on a fixed per diem or on a capitated basis, where hospitals receive fixed periodic payments based on the number of members of the organization regardless of the actual services provided. To date, HMOs have not been a competitive factor in the Company's nonurban hospitals. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. In return, hospitals secure commitments for a larger number of potential patients. Accordingly, the Company has been proactive in establishing or joining such programs to maintain, and even increase, hospital services. Management believes the Company is able to compete effectively in its markets, and does not believe such programs will have a significant adverse impact on the Company's net revenue. See "Operations and Marketing" in this Item 1.

     Psychiatric Hospitals. Generally, the Company's psychiatric hospitals face substantial competition in their market areas because the Company's psychiatric hospitals compete in larger urban areas than do its acute care hospitals and these hospitals also seek to draw patients from secondary service areas (service referrals). Psychiatric hospitals generally benefit from a broader range of referral sources than do acute care hospitals. Such referral sources include physicians, social agencies, both private and governmental, community mental health centers, local court systems, licensed non-medical professionals such as psychologists, clergy and mental health counselors, self referrals and family referrals. The Company's psychiatric hospitals engage in significant media marketing as part of their comprehensive outreach programs. In recent years third party payors have significantly reduced payments to psychiatric hospitals through rate reductions, shorter inpatient lengths-of-stay, movement from inpatient to outpatient treatments, and various alternative treatment programs. The Company's psychiatric hospitals have been negatively affected by these changes. However, as noted earlier in Item 1., psychiatric operations only account for approximately 4% of the Company's net revenue.

     Acquisitions. The Company faces competition for the acquisition of non-urban community acute care hospitals from proprietary and not-for-profit multi-hospital groups. Some of these competitors may have greater financial and other resources than the Company. Historically, the Company has been able to acquire hospitals at reasonable prices. However, increased competition for the acquisition of nonurban community acute care hospitals could have an adverse impact on the Company's ability to acquire such hospitals on favorable terms.

     Consolidation. There has been significant consolidation in the hospital industry over the past decade due, in large part, to continuing pressures on payments from government and private payors and increasing shifts away from the provision of traditional in-patient services. Those economic trends have caused many hospitals to close and many to consolidate either through acquisitions or affiliations. The Company believes that these cost containment pressures will continue and will lead to further consolidation in the hospital industry.

SOURCES OF REVENUE

     The Company receives payment for services rendered to patients from (i) the federal government under the Medicare program, (ii) each of the states in which its hospitals are located under the Medicaid program, and (iii) private insurers and patients. The following table sets forth the approximate percentage of Total

Patient Service Revenue (defined as revenue from all sources before deducting contractual allowances and discounts from established billing rates) derived from the various sources of payment for the periods indicated.


                              Year Ended September 30,
                             ---------------------------
                               1994      1995     1996
                             --------  --------  -------

Medicare...................       53%       55%      52%
Medicaid...................       12        12       13
Private and other sources..       35        33       35
                                ----      ----     ----
     Total.................      100%      100%     100%
                                ====      ====     ====

     Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients and the volume of outpatient procedures. Reimbursement rates for inpatient routine services vary significantly depending on the type of service (e.g., acute care, intensive care or psychiatric) and the geographic location of the hospital. The Company has experienced an increase in the percentage of patient revenues attributable to outpatient services in recent years. This increase is primarily the result of advances in medical technology (which allow more services to be provided on an outpatient basis) and increased pressures from Medicare, Medicaid and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The Company's experience with respect to increased outpatient volume mirrors the trend in the hospital industry.

     Medicare. Most hospitals (including all of the Company's hospitals) derive a substantial portion of their revenue from the Medicare program, which is a federal government program designed to reimburse participating health care providers for covered services rendered and items furnished to qualified beneficiaries. The Medicare program is heavily regulated and subject to frequent changes which in recent years have reduced, and in future years are expected to continue to reduce, Medicare payments to hospitals. In light of its hospitals' high percentage of Medicare patients, the Company's ability in the future to operate its business successfully will depend in large measure on its ability to adapt to changes in the Medicare program.

     The Medicare program is designed primarily to provide health care services to persons aged 65 and over and those who are chronically disabled or who have End Stage Renal Disease ("ESRD"). The Medicare program is governed by the Social Security Act of 1965 and is administered by the federal government, primarily the Department of Health and Human Services ("DHHS") and the Health Care Financing Administration ("HCFA").

     Legislative action and federal regulatory changes during the past several years have resulted in significant changes in the Medicare program. Formerly, Medicare provided reimbursement for the reasonable direct and indirect costs of hospital services furnished to beneficiaries, plus an allowed return on equity for proprietary hospitals. Pursuant to the Social Security Amendments of 1983 ("the Amendments") and subsequent budget reconciliation act modifications, Congress adopted a prospective payment system ("PPS") to reimburse the routine and ancillary operating costs of most Medicare inpatient hospital services. Psychiatric, long-term care, rehabilitation and pediatric hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital, are exempt from PPS and continue to be reimbursed on a reasonable cost basis. In addition, many outpatient services continue to be reimbursed, subject to certain regulatory limitations, on a reasonable cost basis. The Company's four psychiatric hospitals, which are currently exempt from PPS reimbursement, are subject to an operating cost per discharge limitation for Medicare reimbursement purposes.

     Under PPS, the Secretary of DHHS has established fixed payment amounts per discharge for categories of hospital treatment, commonly known as diagnosis-related groups ("DRGs"). DRG rates have been established for each individual hospital participating in the Medicare program, in part based upon the facility's geographic location. As a general rule under PPS, if a facility's costs of providing care for the beneficiary are less than the predetermined DRG rate, the facility retains the difference. Conversely, if the facility's costs of providing the necessary service are more than the predetermined rate, the facility must absorb the loss. Because DRG rates are based upon a statistically normal distribution of severity, patients falling outside the normal distribution are afforded additional payments and defined as "outliers." In certain instances, additional payments may be received for outliers.

     The DRG rates are updated annually to account for projected inflation.For several years the annual updates or percentage increases to the DRG rates have been lower than the actual inflation in the cost of goods and services purchased by general hospitals. The inflation index used by HCFA to adjust the DRG rates gives consideration to the cost of goods and services purchased by hospitals as well as non-hospitals (the "market basket"). The increase in the market basket for the year beginning October 1, 1996 is 2.5%. Pursuant to the Omnibus Budget Reconciliation Act of 1993 ("OBRA-1993"), the net annual updates for "other urban" hospitals has been set as follows: federal fiscal year ("FY") 1994, market basket minus 2.5%; FY 1995, market basket minus 2.5%; FY 1996, market basket minus 2.0%; FY 1997, market basket minus 0.5%; FY 1998 and thereafter, the market basket percentage. In addition, pursuant to OBRA-1993, the net updates for "rural standardized" hospitals are established as follows: FY 1994, market basket minus 1%; FY 1995, the amount necessary to equalize the "other urban" and "rural standardized" amounts; FY 1996, market basket minus 2.0%; FY 1997, market basket minus 0.5%; FY 1998 and thereafter, the market basket percentage. In addition, OBRA-93 established update factors for sole community hospitals and for Medicare-dependent, small rural hospitals at the market basket percentage minus 2.3% for FY 1994 and the market basket percentage minus 2.2% for FY 1995. For FY 1996 and thereafter, sole community hospitals and small rural hospitals will use the same update factors as for all other hospitals. Of the Company's current acute care hospitals, nine are located in "urban" areas, ten are located in "rural" areas, and one is a "sole community hospital" as classified by DHHS. Overall, the Company's facilities should benefit from these changes because of the federal government's increase of payment to rural hospitals over urban hospitals and because the 100% federal rate (as defined by Medicare regulations) will improve the financial position of most facilities. However, the Company cannot predict how future adjustments by Congress and the HCFA will affect the profitability of its health care facilities.

     Hospitals excluded from the PPS, such as psychiatric and rehabilitation hospitals, receive reimbursement based on their reasonable costs, with limits placed upon the annual rate of increase in operating costs per discharge. OBRA-93 further limits these annual update factors to the hospital market basket increase minus 1.0% for FY 1994 through FY 1997. Beginning in FY 1998, the annual update factors will equal the hospital market basket percentage. The Company currently has four hospitals that are exempt from the PPS, which received a market basket increase of 2.5% effective for cost reporting periods commencing in FY 1997.

     Prior to October 1, 1990, Medicare payments for outpatient hospital-based services were generally the lower of hospital costs or customary charges. Due to federal budget restraints, the Omnibus Budget Reconciliation Act of 1990 ("OBRA-1990") reduced the cost component by 5.8% for FYs 1991 through 1995 so that currently Medicare payments for the majority of outpatient services generally are the lower of 94.2% of hospital costs, customary charges or a blend of 94.2% of hospital costs and a fee schedule (such fee schedule generally being lower than hospital costs). OBRA-1993 extended the 94.2% provision through FY 1998. Outpatient laboratory services are paid based on a fee schedule which is substantially lower than customary charges. Certain ambulatory surgery procedures are paid for at a rate based on a blend of hospital costs and the rate paid by Medicare for similar procedures performed in free-standing ambulatory surgery centers. Certain radiology and other diagnostic services are paid on a blend of actual cost and prevailing area charge.

     Payments under the Medicare program for capital related costs, for cost reporting periods prior to October 1, 1991, were made on a reasonable cost basis. Reasonable capital costs generally include depreciation, rent and lease expense, capital interest, property taxes, insurance related to the physical plant, fixed equipment and movable equipment. As a result of changes made to the Social Security Act by the Omnibus Reconciliation Act of 1987 ("OBRA-1987") hospitals paid under PPS for operating costs must be reimbursed for capital costs on a prospective basis, effective with the cost reporting period beginning October 1, 1991 (i.e., FY 1992). HCFA implemented the PPS for capital costs for FY 1992 based upon FY 1989 Medicare inpatient capital costs per discharge updated to FY 1992 by the estimated increase in Medicare capital costs per discharge. A ten year transition period, beginning with FY 1992, was established for the phasing-in of the capital PPS. Under the transition period rules, hospitals with a hospital-specific capital rate below the standard Federal rate are paid on a fully prospective methodology. Hospitals with a hospital-specific rate above the standard Federal rate are paid based on a hold-harmless method or 100% of the standard Federal rate, whichever results in the higher payment. Beginning with cost reporting periods on or after October 1, 2001, at the end of the transition period, all hospitals are to be paid at the standard Federal rate. Pursuant to OBRA-1993, the standard Federal rate is decreased by 7.4% for discharges occurring after October 1, 1993.

     The Medicare program reimburses each hospital on a reasonable cost basis for the Medicare program's pro rata share of the hospital's allowable capital costs related to outpatient services. Outpatient capital reimbursement was reduced by 15% (i.e., 85% of outpatient capital costs) during FY 1990 and OBRA 1990 extended the 15% reduction through FY 1991. OBRA-1990 further directed that outpatient capital reimbursement be reduced by only 10% beginning FY 1992 through FY 1995. OBRA-1993 extended the 10% reduction through FY 1998.

     OBRA-1993 provides for certain budget targets through FY 1997 which, if not met, may result in adjustments in payment rates. Both Congress and the current Administration have proposed healthcare budgets that reduce federal payments to hospitals and other providers. The Company anticipates that payments to hospitals will be reduced as a result of future legislation but is unable to predict what the amount of the final reduction will be.

     Medicaid. The Medicaid program, created by the Social Security Act of 1965, is designed to provide medical assistance to individuals unable to afford care. Medicaid is a joint federal and state program in which states voluntarily participate. Payment rates and services covered under the Medicaid program are set by each participating state. As a result, Medicaid payment rates and covered services may vary from state to state. Approximately 50% of Medicaid funding comes from the federal government, with the balance shared by the state and local governments. The Medicaid program is administered by individual state governments, subject to compliance with federally mandated requirements.

     State Medicaid payment methodologies vary from state to state. The most common methodologies are state Medicaid prospective payment systems or state programs that negotiate payment rates with individual hospitals. Generally, Medicaid payments are less than Medicare payments and are substantially less than a hospital's cost of services. In 1991 Congress passed legislation limiting the states' use of provider-specific taxes and donated funds to bolster the state's share and obtain increased federal Medicaid matching funds. Certain states in which the Company operates have adopted broad-based provider taxes to fund their Medicaid programs in response to the 1991 legislation. Congress has also established a national limit on disproportionate share hospital adjustments (which are additional amounts required to be paid to hospitals defined as providing a disproportionate amount of Medicaid and low-income inpatient services). This legislation and the resulting state broad-based provider taxes have adversely affected the Company's net Medicaid payments, but to date the net impact has not been materially adverse.

     The federal government and many states are currently considering additional ways to limit the increase in the level of Medicaid funding, which also could adversely affect future levels of Medicaid payments received by the Company's hospitals. Because the Company cannot predict precisely what action the federal government or the states will take as a result of existing and future legislation, the Company is unable to assess the effect of such legislation on its business. Like Medicare funding, Medicaid funding may also be affected by health care reform legislation, and it is impossible to predict the effect such legislation might have on the Company.

     CHAMPUS. Some of the Company's hospitals provide services to retired and certain other military personnel and their families pursuant to the Civilian Health and Medical Program of Uniformed Services ("CHAMPUS") program. CHAMPUS pays for inpatient acute hospital care on the basis of a prospectively determined rate applied on a per discharge basis using DRGs similar to the Medicare system. At this time, inpatient psychiatric hospital services are reimbursed on an individual hospital per diem rate calculated based upon the average charges for these services by all psychiatric hospitals. The Company can make no assurance that the CHAMPUS program will continue per diem reimbursement for psychiatric hospital services in the future.

     The Medicare, Medicaid and CHAMPUS programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities. The final determination of amounts earned under the programs often requires many years, because of audits by the program representatives, providers' rights of appeal and the application of numerous technical reimbursement provisions. Management believes that adequate provision has been made for such adjustments. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

     Commercial Insurance. The Company's hospitals provide services to individuals covered by private health care insurance. Private insurance carriers either reimburse their policy holders or make direct payments to the Company's hospital based upon the particular hospital's established charges and the particular coverage program that provides its subscribers with hospital benefits through independent organizations that vary from state to state. The Company's hospitals are paid directly by local Blue Cross organizations on the basis agreed to by each hospital and Blue Cross by a written contract.

     Recently, several commercial insurers have undertaken efforts to limit the costs of hospital services by adopting prospective payment or DRG-based systems. To the extend such efforts are successful, and to the extent that the insurers' systems fail to reimburse hospitals for the costs of providing services to their beneficiaries, such efforts may have a negative impact on the results of operations of the Company's hospitals.


HEALTHCARE REFORM, REGULATION AND LICENSING

     General. Healthcare, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Medicare, Medicaid, mandatory and other public and private hospital cost-containment programs, proposals to limit healthcare spending, proposals to limit prices and industry competitive factors are highly significant to the healthcare industry. In addition, the healthcare industry is governed by a framework of Federal and state laws, rules and regulations that are extremely complex and for which the industry has the benefit of little or no regulatory or judicial interpretation. Although the Company believes it is in compliance in all material respects with such laws, rules and regulations, if a determination is made that the Company was in material violation of such laws, rules or regulations, its operations and financial results could be materially adversely affected.

     Licensure, Certification and Accreditation. Health care facility construction and operation is subject to federal, state and local regulation relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. All of the Company's health care facilities are properly licensed under appropriate state laws and are certified under the Medicare program or are accredited by the Joint Commission on Accreditation of Health Care Organizations ("Joint Commission"), the effect of which is to permit the facilities to participate in the Medicare/Medicaid programs. Should any Joint Commission facility lose its accreditation, and then not become certified under the Medicare program, the facility would be unable to receive reimbursement from the Medicare/Medicaid programs. Management believes that the Company's facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for the Company to effect changes in its facilities, equipment, personnel and services. Although the Company intends to continue its qualification, there can be no assurance that its hospitals will be able to comply in the future.

     Utilization Review. In order to ensure efficient utilization of facilities and services, federal regulations require that admissions to and the utilization of facilities by Medicare and Medicaid patients be reviewed by a federally funded Peer Review Organization ("PRO"). Pursuant to Federal law, the PRO must review the need for hospitalization and the utilization of services, denying admission of a patient or denying payment for services provided, where appropriate. Each of the Company's facilities has contracted with a PRO and has had in effect a quality assurance program that provides for retrospective patient care evaluation and utilization review.

     Certificates of Need. The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be reviewable by state regulatory agencies under a program frequently referred to as certificate of need. Except for Arkansas, all the states in which the Company's health care facilities are located have certificate of need or equivalent laws which generally require appropriate state agency determination of public need and approval prior to beds or services being added, or a related capital amount being spent. Failure to obtain necessary state approval can result in the inability to complete the acquisition, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement and/or the revocation of the facility's license.

     State Hospital Rate-Setting Activity. The Company currently operates nine facilities in states that have some form of mandated hospital rate-setting. Under Florida law, the maximum annual percentage any hospital may increase its revenue per adjusted admission is limited based on an Agency for Health Care Administration ("AHCA") approved regulatory formula which encompasses inflationary update factors. A hospital may request AHCA approval for a higher revenue per adjusted admission by submitting a detailed budget for its review. The AHCA may either approve the requested revenue per adjusted admission, limit it to the amount previously determined by the AHCA, or reduce the hospital's revenue per adjusted admission. The West Virginia Health Care Rate Authority ("HCRA") establishes a maximum approved charge for each hospital service. Hospitals are limited to this maximum charge for each service until HCRA approves an increase. Rate increases are reviewed, approved and implemented on an annual basis. As a result, in Florida and West Virginia, the Company's ability to increase its rates to compensate for increased costs per admission is limited and the Company's operating margin on its Florida and West Virginia facilities may be adversely affected. There can be no assurance that other states in which the Company operates hospitals will not enact rate-setting provisions as well.

     Antikickback and Self-Referral Regulations. The healthcare industry is subject to extensive Federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services. In particular, Medicare and Medicaid antikickback, antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Antikickback Amendments") prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, DHHS has issued regulations that describe some of the conduct and business relationships permissible under the Antikickback Amendments ("Safe Harbors"). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to clearly satisfy the applicable Safe Harbor criteria, however, risk increased scrutiny by enforcement authorities. Because the Company may be less willing than some of its competitors to enter into business arrangements that do not clearly satisfy the Safe Harbors, it could be at a competitive disadvantage in entering into certain transactions and arrangements with physicians and other healthcare providers.

     In addition, Section 1877 of the Social Security Act, which restricts referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements, was amended effective January 1, 1995, to significantly broaden the scope of prohibited physician referrals under the Medicare and Medicaid programs to providers with which they have ownership or certain other financial arrangements (the "Self-Referral Prohibitions"). Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of renumeration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. The Company's participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments. The Company systematically reviews all of its operations to ensure that it complies with the Social Security Act and similar state statutes.

     Both Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. The Company is unable to predict the future course of Federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on the Company's financial condition.

     Environmental Regulations. The Company's healthcare operations generate medical waste that must be disposed of in compliance with Federal, state and local environmental laws, rules and regulations. The Company's operations, as well as the Company's purchases and sales of facilities, are also subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and the Company anticipates that such compliance will not, materially affect the Company's capital expenditures, earnings or competitive position.

EMPLOYEES AND MEDICAL STAFF

     As of September 30, 1996, the Company had approximately 9,000 full-time and part-time employees, approximately 140 of whom were covered by a collective bargaining agreement. The Company's corporate office staff consisted of 52 people at that date. The Company believes that its relations with employees are satisfactory. In general, the staff physicians at the Company's acute care and psychiatric hospitals are not employees of the Company. The physicians may also be staff members of other hospitals. The Company provides physicians with certain services and assistance. The Company does employ approximately 36 primary care physicians who are located at clinics the Company owns and operates. In addition, the Company's hospitals provide emergency room coverage, radiology, pathology and anesthesiology services by entering into service contracts with physician groups which are generally cancelable on 90 days notice.

LIABILITY INSURANCE

     The Company maintains at each hospital it operates professional liability insurance and general liability insurance in amounts of $1,000,000 per claim and $2,000,000 per aggregation of claims, of which the Company retains the first $100,000 of each professional liability claim and up to $2,000,000 in the aggregate for all such claims each year. The Company maintains a $1,000,000 layer of self-insured retention of professional liability for all hospitals above the first level of coverage and then purchases $25,000,000 umbrella coverage for all hospitals. The Company also maintains other typical insurance coverage. The Company maintains an unfunded reserve for its self-insured risks described above based upon actuarially determined estimates. Actual hospital professional liability costs for a particular period are not known for several years after the period has expired. The delay in determining the actual cost associated with a particular period is a result of the time between the occurrence of an incident and when it is reported as well as the time involved and costs incurred in resolution of such claims. The Company believes that its insurance is adequate in amount and coverage. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will not have to increase its levels of self-insurance.


ITEM 2.  PROPERTIES

     The Company's acute care hospitals offer a broad range of medical and surgical services, including inpatient care, intensive and cardiac care, diagnostic services and emergency services that are physician-staffed 24 hours a day, seven days a week. The Company also provides outpatient services such as one-day surgery, laboratory, x-ray, respiratory therapy, cardiology and physical therapy. At certain of the Company's hospitals specialty services such as oncology, radiation therapy, CT scanning, MRI imaging, lithotripsy and full-service obstetrics are provided.

     The Company's psychiatric care operations consist of four psychiatric hospitals: one 66-bed hospital, one 80-bed hospital, one 100-bed hospital with 60 child/adolescent beds and 40 adult beds, and one 60-bed child/adolescent hospital.

     The following table presents certain information with respect to the Company's facilities as of September 30, 1996. For more information regarding the utilization of the Company's facilities, see "Item 1. Business -- Selected Operating Statistics".

                                                                                      OWNED     ACQUISITION OR
                                                                          LICENSED  LEASED OR    COMMENCEMENT
                 HOSPITAL                     LOCATION         TYPE         BEDS     MANAGED         DATE
-----------------------------------------  --------------  ------------   --------  ---------   ---------------
Paul B. Hall Regional Medical Center       Paintsville,    Acute Care         72     Owned      January 1979
                                           Kentucky                                             (replaced
                                                                                                September 1983)

Williamson Memorial Hospital               Williamson,     Acute Care         76     Owned      June 1979
                                           West Virginia                                        (replaced June
                                                                                                1987)

Highlands Regional Medical Center          Sebring,        Acute Care        126    Leased      August 1985
                                           Florida

Lake Norman Regional Medical Center        Mooresville,    Acute Care        109     Owned      January 1986
                                           North Carolina  Psychiatric        12

Palmview Hospital                          Lakeland,       Psychiatric        66    Owned       March 1986
                                           Florida

Fishermen's Hospital                       Marathon,       Acute Care         58    Leased      August 1986
                                           Florida

Franklin Regional Medical Center           Louisburg,      Acute Care         70     Owned      August 1986
                                           North Carolina  Psychiatric        15

Biloxi Regional Medical Center             Biloxi,         Acute Care        153    Leased      September 1986
                                           Mississippi


Medical Center of Southeastern Oklahoma    Durant,         Acute Care        103    Owned       May 1987
                                           Oklahoma

Crawford Memorial Hospital                 Van Buren,      Acute Care        103    Leased      May 1987
                                           Arkansas

Hamlet Hospital                            Hamlet,         Acute Care         54     Owned      August 1987
                                           North Carolina  Psychiatric        10


Upstate Carolina Regional Medical Center   Gaffney,        Acute Care        125    Owned       March 1988
                                           South Carolina

University Behavioral Center               Orlando,        Psychiatric       100    Owned       January 1989
                                           Florida

SandyPines                                 Tequesta,       Psychiatric        60    Owned       January 1990
                                           Florida

Riverview Regional Medical Center          Gadsden,        Acute Care        281    Owned       July 1991
                                           Alabama

                                                                                      OWNED     ACQUISITION OR
                                                                          LICENSED  LEASED OR    COMMENCEMENT
                 HOSPITAL                     LOCATION         TYPE         BEDS     MANAGED         DATE
-----------------------------------------  --------------  ------------   --------  ---------   ---------------
Parkview Hospital of Topeka                Topeka,         Psychiatric         80   Owned       July 1993
                                           Kansas

Heart of Florida Hospital (1)              Haines City,    Acute Care          51   Leased      August 1993
                                           Florida

Natchez Community Hospital                 Natchez,        Acute Care         101   Owned       September 1993
                                           Mississippi

Sebastian Hospital                         Sebastian,      Acute Care         133   Owned       September 1993
                                           Florida

Medical Center Hospital                    Punta Gorda,    Acute Care         156   Owned       December 1994
                                           Florida         Psychiatric         52

Byerly Hospital (2)                        Hartsville,     Acute Care         116   Leased      September 1995
                                           South Carolina

Bulloch Memorial Hospital (3)              Statesboro,     Acute Care         158   Leased      October 1995
                                           Georgia

Northwest Mississippi Regional             Clarksdale,     Acute Care         175   Leased      January 1996
Medical Center (4)                         Mississippi     Skilled Nursing     20

Midwest City Regional Hospital (5)         Midwest City,   Acute Care         156   Leased      June 1996
                                           Oklahoma        Psychiatric         30
                                                           Skilled Nursing     20
                                                                            -----
        TOTAL LICENSED BEDS OWNED OR LEASED                                 2,841

Stringfellow Memorial Hospital (6)         Anniston,       Acute Care         125   Managed     May 1994
                                           Alabama                          -----


    TOTAL LICENSED BEDS OWNED, LEASED AND MANAGED                           2,966
                                                                            =====

-------------------------
(1) The Company is currently building a replacement facility for the Heart of Florida Hospital. The hospital is scheduled to open before the end of the current fiscal year ending September 30, 1997. Whereas the existing hospital is currently operated by the Company under a lease agreement, the Company will own the replacement hospital upon its completion.

(2) The Company currently operates Byerly Hospital under a three-year lease. The Company is required to commence construction of a replacement facility during the initial lease term, which the Company will own upon completion.

(3) Effective October 1, 1995 the Company closed on a Master Agreement with the Hospital Authority of Bulloch County, Georgia. The agreement includes the purchase of substantially all major moveable equipment and a three year lease to operate Bulloch Memorial Hospital, located in Statesboro, Georgia. The agreement requires the Company to commence construction of a replacement facility during the initial lease term, which the Company will own upon completion. The total consideration paid at closing approximated $18.9 million, including $17.8 million in cash.

(4) Effective January 1, 1996 the Company entered into a thirty year Lease Agreement with Coahoma County, Mississippi. The total consideration approximated $39,320,000, including $32,230,000 in cash paid at closing, the present value of a lease rental payment of $500,000 per annum to the lessor, the assumption of certain debt, and the purchase of the hospital's working capital.

(5) Effective June 1, 1996 the Company entered into a Definitive Agreement and thirty year Lease Agreement with Midwest City Memorial Hospital Authority. The total consideration approximated $77,268,000, including $67,990,000 in cash paid at closing, the assumption of certain debt, and the purchase of the hospital's working capital.

(6) In April 1994, the Company entered into a three year management contract with the Susie P. Stringfellow Trust for the operation of the Stringfellow Memorial Hospital. In addition to the Management Agreement, the Company and the Trust have also entered into a separate agreement to develop a long-term management relationship for the operation of the hospital. The Company anticipates that a final agreement will be completed during the current fiscal year.


     The Company currently leases the facilities of Highlands Regional Medical Center, Fishermen's Hospital, Biloxi Regional Medical Center, Crawford Memorial Hospital, Heart of Florida Hospital, Northwest Mississippi Regional Medical Center and Midwest City Regional Hospital pursuant to long-term leases expiring in 2025, 2011, 2024, 2008, 2003, 2025 and 2026, respectively, which provide the
Company with the exclusive right to use and control the hospital operations. As noted above, the Company entered into three year leases at Byerly Hospital and Bulloch Memorial Hospital, and has committed (subject to regulatory approval) to building a replacement hospital for each of these facilities.

     The Company's corporate headquarters are located in an office building in Naples, Florida, in which space is leased. The Company believes that all of its facilities are suitable and adequate for its needs. Certain of the Company's hospitals are subject to mortgages securing various borrowings. See Note 3 of the Notes to the Consolidated Financial Statements (Item 8. hereof).

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or unlikely, individually or in the aggregate, to have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is certain information regarding the executive officers of the Company.

     William J. Schoen, age 61, has served as Chairman of the Board, President and Chief Executive Officer of the Company since April 1986. He joined the Company's Board of Directors in February 1983, in December 1983 became its President and Chief Operating Officer, and Co-Chief Executive Officer in December 1985. From 1982 to 1987 Mr. Schoen was Chairman of Commerce National Bank, Naples, Florida, and from 1973 to 1981 he was President, Chief Operating Officer and Chief Executive Officer of The F&M Schaefer Corporation, a consumer products company. From 1971 to 1973, Mr. Schoen was President of the Pierce Glass subsidiary of Indian Head, Inc., a diversified company. In addition to serving on the Company's Board, Mr. Schoen also serves on the Boards of Directors of First Union National Bank of Florida and Horace Mann Insurance Companies.

     Earl P. Holland, age 51, has served as Executive Vice President -Operations and Development since 1989. He joined the Company in 1981 as Senior Vice President - Operations. He became Senior Vice President - Marketing and Development in 1984. For more than five years prior to 1981, he was employed by Humana, Inc., where he served as Assistant Regional Vice President and as the Executive Director of two hospitals.

     Joseph V. Vumbacco, age 51, is an Executive Vice President responsible for legal, human resources and construction concerns. He joined the Company in January 1996 after 14 years with Turner Construction Company, most recently as an Executive Vice President. Prior to joining Turner, he served as the Senior Vice President and General Counsel for The F&M Schaefer Corporation.

     Robb L. Smith, age 52, has served as Senior Vice President and General Counsel and Corporate Secretary since 1988. He joined the Company as Vice President and General Counsel in 1981 after 11 years of private law practice in Louisville, Kentucky. His private practice included representing the Company as outside counsel. Mr. Smith was appointed Secretary in 1986.

     Stephen M. Ray, age 48, is Senior Vice President - Finance of the Company. A certified public accountant, he joined the Company in 1981 as Controller, became a Vice President in 1983, and a Senior Vice President in 1991. He also served as Treasurer from 1987 to 1988 and most recently Senior Vice President - Administrative Services until his appointment to Senior Vice President - Finance in September 1994. From 1979 until 1981, Mr. Ray was employed by Hospital Affiliates International, Inc., a hospital management company, where he was responsible for reporting compliance and corporate technical accounting.

     Joe D. Pinion, age 50, has served as Senior Vice President - Hospital Operations since January 1996. He joined the Company in 1985 as Executive Director of Highlands Regional Medical Center in Sebring, FL. He became Vice President - Hospital Operations in 1991. Prior to joining HMA in 1985, he was employed by Humana, Inc., for eighteen years in several hospital administration positions.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company completed an initial public offering of its Class A Common Stock on February 5, 1991. The Company's Class A Common Stock is listed on the New York Stock Exchange under the Symbol HMA. At December 10, 1996 there were approximately 1,374 record holders of the Company's Class A Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's Class A Common Stock as listed on the New York Stock Exchange. All prices below reflect the effect of 3-for-2 stock splits in the form of stock dividends effective in October 1995 and June 1996.


                                                   High          Low
                                                 --------      --------
     Fiscal Year Ended September 30, 1995
        First Quarter.......................     $ 11 3/4      $  9 5/8
        Second Quarter......................       13            10 1/2
        Third Quarter.......................       14            11 1/4
        Fourth Quarter......................       15 5/8        12


     Fiscal Year Ended September 30, 1996
        First Quarter.......................       18            13 1/4
        Second Quarter......................       23 5/8        16 3/4
        Third Quarter.......................       24 3/8        19 3/4
        Fourth Quarter......................       24 7/8        16 7/8

     The Company has not paid any cash dividends since its inception, and does not anticipate the payment of cash dividends in the foreseeable future.

     No equity securities were sold by the Company during Fiscal 1996 which were not registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data of the Registrant and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (Item 8 hereof).

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          Year ended September 30,
                             ------------------------------------------------
                               1992      1993      1994      1995      1996
                             --------  --------  --------  --------  --------
Net patient service revenue  $301,883  $346,767  $438,366  $531,094  $714,317
Costs and expenses            263,464   290,328   356,636   426,845   575,906
Income from operations         38,419    56,439    81,730   104,249   138,411
Net income                     22,678    32,245    46,536    63,331    84,086
Net income per share         $    .24  $    .32  $    .44  $    .59  $    .76
Weighted average number of
 common and common
  equivalent shares
  outstanding                  95,673   100,107   106,604   108,084   110,449

At Year End
-----------
Working capital              $ 22,590  $ 75,295  $138,001  $122,747  $106,907
Total assets                  242,793   325,787   398,813   466,998   591,707
Short-term debt                 4,509     6,111     7,104     6,571     8,438
Long-term debt                 63,135    77,874    75,769    67,721    68,702
Stockholders' equity          135,338   192,653   252,928   317,950   417,739
Book value per common share  $   1.41  $   1.92  $   2.37  $   2.94  $   3.78

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995

     Net patient service revenue for Fiscal 1996 was $714,317,000, as compared to $531,094,000 for the fiscal year ended September 30, 1995 ("Fiscal 1995"). This represented an increase in net patient service revenue of $183,223,000, or 34.5%. Hospitals in operation for the entire period of Fiscal 1996 and Fiscal 1995 ("same store hospitals") provided $33,356,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume and acuity increases. The remaining increase of $149,867,000 included $150,239,000 of net patient service revenue from the October 1995 acquisition of a 158-bed hospital, the January 1996 acquisition of a 195-bed hospital and the June 1996 acquisition of a 206-bed hospital, offset by a decrease of $372,000 in Corporate and miscellaneous revenue.

     The Company's hospitals generated 419,488 patient days of service in Fiscal 1996, which produced an overall occupancy rate of 43.2%. During Fiscal 1995 the Company's hospitals generated 340,485 patient days of service for an overall occupancy rate of 43.6%. Admissions in same store hospitals for Fiscal 1996 increased 1.8%, from 59,071 to 60,123.

     The Company's salaries and benefits, supplies and other expenses and provision for doubtful accounts for Fiscal 1996 were $529,131,000, or 74.1% of net patient service revenue, as compared to $390,004,000, or 73.4% of net patient service revenue for Fiscal 1995. Of the total $139,127,000 increase, approximately $24,956,000 related to same store hospitals, which was largely attributable to increased inpatient and outpatient business. Another $113,448,000 of increased operating expenses related to the acquisitions mentioned previously. The remaining increase of $723,000 represented an increase in Corporate and miscellaneous other operating expenses. The Company's Fiscal 1996 rent expenses increased by $3,429,000, which resulted both from acquisitions and the expansion of hospital services.

     The Company's earnings before depreciation and amortization, interest and income taxes were $169,099,000 for Fiscal 1996, as compared to $128,432,000 for Fiscal 1995, an increase of $40,667,000 or 31.7%. Same store hospitals accounted for approximately $9,249,000, or 22.7% of the increase.

     The Company's depreciation and amortization costs increased by $6,611,000. Approximately $4,817,000 of the increase resulted from the acquisitions mentioned above with the remaining increase attributable to ongoing building improvements and equipment purchases. Net interest expense decreased $106,000, due to increased investment income earned in Fiscal 1996.

     The Company's income before income taxes was $138,411,000 for Fiscal 1996 as compared to $104,249,000 for Fiscal 1995, an increase of $34,162,000 or 32.8%. As noted above, the increased profitability resulted from an increase in inpatient and outpatient business, improved operating performance of same store hospitals and the contribution from the acquisitions previously mentioned. The Company's provision for income taxes was $54,325,000 for Fiscal 1996, as compared to $40,918,000 for Fiscal 1995. These provisions reflect an effective income tax rate of 39.3% for Fiscal 1996 and Fiscal 1995. As a result of the foregoing, the Company's net income was $84,086,000 for Fiscal 1996 as compared to $63,331,000 for Fiscal 1995.

     Fiscal Year Ended September 30, 1995 Compared to Fiscal Year Ended September 30, 1994

     Net patient service revenue for Fiscal 1995 was $531,094,000, as compared to $438,366,000 for the fiscal year ended September 30, 1994 ("Fiscal 1994"). This represented an increase in net patient service revenue of $92,728,000, or 21.1%. Hospitals in operation for the entire period of Fiscal 1995 and Fiscal 1994 ("same store hospitals") provided $45,516,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume and acuity increases. The remaining increase of $47,212,000 included $54,539,000 of net patient service revenue from the December 1994 acquisition of a 208-bed hospital, the September 1995 acquisition of a 116-bed hospital, and $923,000 of Corporate and miscellaneous revenue, offset by a decrease of $8,250,000 in net patient service revenue from a 65-bed hospital disposition effective July 31, 1994.

     The Company's hospitals generated 340,485 patient days of service in Fiscal 1995, which produced an overall occupancy rate of 43.6%. During Fiscal 1994 the Company's hospitals generated 317,636 patient days of service for an overall occupancy rate of 43.3%. Admissions in same store hospitals for Fiscal 1995 increased 7.5%, from 54,942 to 59,071.

     The Company's salaries and benefits, supplies and other expenses and provision for doubtful accounts for Fiscal 1995 were $390,004,000, or 73.4% of net patient service revenue, as compared to $324,412,000, or 74.0% of net patient service revenue for Fiscal 1994. Of the total $65,592,000 increase, approximately $30,337,000 related to same store hospitals, which was largely attributable to increased inpatient and outpatient business. Another $41,123,000 of increased operating expenses related to the acquisitions mentioned previously, offset by a decrease of $7,169,000 from the disposition noted above. The remaining increase of $1,301,000 represented an increase in Corporate and miscellaneous other operating expenses. The Company's Fiscal 1995 rent expenses increased by $1,341,000, which resulted both from acquisitions and the expansion of hospital services.

     The Company's earnings before depreciation and amortization, interest and income taxes were $128,432,000 for Fiscal 1995, as compared to $102,637,000 for Fiscal 1994, an increase of $25,795,000 or 25.1%. Same store hospitals accounted for approximately $14,405,000, or 55.8% of the increase.

     The Company's depreciation and amortization costs increased by $3,952,000. Approximately $2,425,000 of the increase resulted from the acquisitions mentioned above with the remaining increase attributable to ongoing building improvements and equipment purchases. Net interest expense decreased $676,000, due to increased investment income earned in Fiscal 1995.

     The Company's income before income taxes and the cumulative effect of an accounting change was $104,249,000 for Fiscal 1995 as compared to $81,730,000 for Fiscal 1994, an increase of $22,519,000 or 27.6%. As noted above, the increased profitability resulted from an increase in inpatient and outpatient business, improved operating performance of same store hospitals and the contribution from the acquisitions previously mentioned. The Company's provision for income taxes was $40,918,000 for Fiscal 1995, as compared to $32,644,000 for Fiscal 1994. These provisions reflect effective income tax rates of 39.3% and 39.9% for Fiscal 1995 and 1994, respectively. The cumulative charge of $2,550,000 in Fiscal 1994 resulted from the Company adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As a result of the foregoing, the Company's net income was $63,331,000 for Fiscal 1995 as compared to $46,536,000 for Fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased to $106,907,000 at September 30, 1996 from $122,747,000 at September 30, 1995, resulting primarily from the use of cash to fund two acquisitions during Fiscal 1996. The Company's cash flows from operating activities increased by $20,347,000 from $74,222,000 in Fiscal 1995 to $94,569,000 in Fiscal 1996. This resulted primarily from improved profitability and management of the Company's working capital. The use of the Company's cash in investing activities increased from $96,841,000 in Fiscal 1995 to $140,851,000 in Fiscal 1996, due primarily to two larger acquisitions in Fiscal 1996. The Company's cash flows from financing activities increased $13,567,000 from $11,439,000 used in Fiscal 1995 to $2,128,000 provided in Fiscal 1996 due primarily from receiving proceeds of the issuance of common stock and reduced principal payments on debt.

     Working capital decreased to $122,747,000 at September 30, 1995 from $138,001,000 at September 30, 1994, resulting primarily from the use of cash to fund three acquisitions during Fiscal 1995. The Company's cash flows from operating activities increased by $28,056,000 from $46,166,000 in Fiscal 1994 to $74,222,000 in Fiscal 1995. This resulted primarily from improved profitability and management of the Company's working capital. The use of the

Company's cash in investing activities increased from $18,612,000 in Fiscal 1994 to $96,841,000 in Fiscal 1995, due primarily to three acquisitions in Fiscal 1995. The Company's cash flows from financing activities decreased $18,893,000 from $7,454,000 provided in Fiscal 1994 to $11,439,000 used in Fiscal 1995 due primarily to reductions of debt.

     On December 1, 1994 the Company executed a $300,000,000 Amended and Restated Credit Agreement, replacing its prior $150,000,000 credit agreement. Interest accrues at the option of the Company at either the prime rate of interest, a fixed certificate of deposit rate of the agent bank or a LIBOR rate. Under all methods, interest payments are required quarterly. The interest rate is subject to adjustments based upon certain debt-related financial statement ratios provided under the Amended and Restated Credit Agreement. As of September 30, 1996, there were no outstanding balances. The $300,000,000 Amended and Restated Credit Agreement permits the Company to borrow under a revolving credit loan at any time through November 30, 1999, at which time any outstanding balance becomes due and payable.

     The Company also has a revolving credit facility with a bank which provides a $5,000,000 unsecured line of credit commitment through April 30, 1997. All outstanding loans under this revolving credit facility are due on April 30, 1997. Interest on the outstanding loans is payable at the bank's Index Rate (prime) less 1/2%. As of September 30, 1996, there were no amounts outstanding under this line.

     The Company is obligated to pay certain commitment fees based upon amounts borrowed and available for borrowing during the terms of both such credit facilities ("Credit Facilities").

     The credit agreements for the Credit Facilities contain certain covenants which, without prior consent of the banks, limit certain activities of the Company and its subsidiaries, including those relating to merger, consolidation and the Company's ability to secure indebtedness, make guarantees and grant security interests. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage, liabilities to net worth, current assets to current liabilities and working capital.

     Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which will continue to limit payment increases under these programs. However, the Company believes that these continued changes will not have a material adverse effect on the Company's future revenue or liquidity. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities, either of which could have a material adverse effect on the Company's future revenue and liquidity. Additionally, any future restructuring of the financing and delivery of health care in the United States and the continued rise in managed care programs could have an effect on the Company's future revenue and liquidity. See
Item 1.  "Sources of Revenue" and "Regulation and Other Factors."

     Effective October 1, 1995 the Company acquired the 158-bed Bulloch Memorial Hospital in Statesboro, Georgia. The total consideration was approximately $18.9 million, including $17.8 million in cash. Operating results of the hospital have been included in the Company's Statements of Income from the date of acquisition.

     Effective January 1, 1996 the Company acquired by long-term lease the 195-bed Northwest Mississippi Regional Medical Center in Clarksdale, Mississippi. Total consideration was approximately $39.3 million, including $32.2 million in cash. Operating results of the hospital have been included in the Company's Statements of Income from the date of acquisition.

     Effective June 1, 1996 the Company acquired by long-term lease the 206-bed Midwest City Regional Hospital in Midwest City, Oklahoma. Total consideration was approximately $77.3 million, including $68.0 million in cash. Operating results of the hospital have been included in the Company's Statements of Income from the date of acquisition.

     The Company had a number of hospital renovation/expansion projects underway at September 30, 1996. In addition, the Company plans to replace four of its existing hospitals over the next four years, subject to approval by the appropriate regulatory agencies. At September 30, 1996 there were hospital renovation and expansion commitments of approximately $25.6 million outstanding, of which $9.8 million was paid at September 30, 1996.

     The Company anticipates spending approximately $30,000,000 for capital equipment in Fiscal 1997. At the present time, cash on hand, internally generated funds in the year ending September 30, 1997 ("Fiscal 1997"), and funds available under the Credit Facilities are expected to be sufficient to satisfy the Company's requirements for capital expenditures, future acquisitions and working capital in Fiscal 1997.


IMPACT OF INFLATION

     The health care industry is labor intensive. Wages and other expenses increase especially during periods of inflation and when shortages in the marketplace occur. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company has, to date, offset increases in operating costs to the Company by increasing charges for services and expanding services. The Company has also implemented cost control measures to curb increases in operating costs and expenses. The Company cannot predict its ability to cover future cost increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----

Health Management Associates, Inc.
 Consolidated Financial Statements:
   Report of Independent Certified Public Accountants .........  26
   Consolidated Statements of Income -- for the years ended
     September 30, 1996, 1995 and 1994 ........................  27
   Consolidated Balance Sheets --September 30, 1996 and 1995 .. 28 Consolidated Statements of Stockholders' Equity -- for the
     years ended September 30, 1996, 1995 and 1994 ............  30
   Consolidated Statements of Cash Flows -- for the years
     ended September 30, 1996, 1995 and 1994...................  31
   Notes to Consolidated Financial Statements .................  33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Health Management Associates, Inc.

     We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. and subsidiaries at September 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 5 to the financial statements, effective October 1, 1993 the Company changed its method of accounting for income taxes.



                                         Ernst & Young LLP

Atlanta, Georgia
October 25, 1996

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                        Year ended September 30,
                                               ------------------------------------------
                                                   1996           1995          1994
                                               ------------   ------------   ------------
Net patient service revenue ................   $714,317,000   $531,094,000   $438,366,000

Costs and expenses:
  Salaries and benefits ....................    247,917,000    179,483,000    149,368,000
  Supplies and other .......................    216,451,000    162,183,000    135,042,000
  Provision for doubtful accounts...........     64,763,000     48,338,000     40,002,000
  Depreciation and amortization.............     27,173,000     20,562,000     16,610,000
  Rent expense..............................     16,087,000     12,658,000     11,317,000
  Interest, net.............................      3,515,000      3,621,000      4,297,000
                                               ------------   ------------   ------------
      Total costs and expenses .............    575,906,000    426,845,000    356,636,000

Income before income taxes and
  cumulative effect of accounting
  change ...................................    138,411,000    104,249,000     81,730,000

Provision for income taxes (Note 5).........     54,325,000     40,918,000     32,644,000
                                               ------------   ------------   ------------

Income before cumulative effect
  of accounting change......................     84,086,000     63,331,000     49,086,000

Cumulative effect of change in
  accounting for income taxes...............              -              -     (2,550,000)
                                               ------------   ------------   ------------


Net income .................................   $ 84,086,000   $ 63,331,000   $ 46,536,000
                                               ============   ============   ============

Earnings per share:
 Before accounting change...................   $        .76   $        .59   $        .46
 Accounting change .........................              -              -           (.02)
                                               ------------   ------------   ------------

Net income per share .......................   $        .76    $       .59    $       .44
                                               ============    ===========    ===========

Weighted average number of common and
 common equivalent shares outstanding........   110,449,000    108,084,000    106,604,000
                                               ============   ============   ============


                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     September 30,
                                                               --------------------------
                                                                   1996          1995
                                                               ------------  ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................    $ 31,172,000   $ 75,326,000
  Accounts receivable, less allowance for doubtful
    accounts of $54,125,000 and $28,334,000 in 1996
    and 1995, respectively ................................     103,112,000     68,890,000
  Accounts receivable -- other.............................      11,435,000      8,160,000
  Supplies, at cost........................................      12,372,000      9,113,000
  Prepaid expenses and other assets........................       5,097,000      4,964,000
  Funds held by trustee....................................       2,276,000      1,479,000
  Deferred income taxes (Note 5)...........................      12,339,000      6,839,000
                                                               ------------    -----------
    Total current assets ..................................     177,803,000    174,771,000

Property,plant and equipment (Notes 2,3 and 4):
  Land and improvements....................................      15,933,000    15,824,000
  Buildings and improvements ..............................     245,885,000   190,177,000
  Leaseholds...............................................      65,520,000    31,999,000
  Equipment ...............................................     159,623,000   122,379,000
  Construction in progress.................................      17,989,000     5,040,000
                                                               ------------  ------------
                                                                504,950,000   365,419,000

 Less accumulated depreciation and amortization ...........     107,206,000    82,140,000
                                                               ------------  ------------

   Net property, plant and equipment ......................     397,744,000   283,279,000

Funds held by trustee .....................................         136,000        72,000

Deferred charges and other assets .........................      16,024,000    10,269,000
                                                               ------------  ------------

                                                               $591,707,000  $468,391,000
                                                               ============  ============

                            See accompanying notes

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                  September 30,
                                                           ---------------------------
                                                               1996          1995
                                                           ------------   ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable....................................      $ 28,754,000   $ 21,545,000
 Accrued interest....................................         1,940,000      1,399,000
 Accrued payroll and related taxes...................        12,131,000      7,599,000
 Accrued expenses and other liabilities..............        15,653,000     13,517,000
 Income taxes - currently payable and deferred.......         3,980,000      1,393,000
 Current maturities of long-term debt................         8,438,000      6,571,000
                                                           ------------   ------------
  Total current liabilities..........................        70,896,000     52,024,000

Deferred income taxes (Note 5).......................        19,099,000     18,399,000

Other long-term liabilities..........................        15,271,000     12,297,000

Long-term debt (Note 3)..............................        68,702,000     67,721,000

Stockholders' equity (Notes 3 and 7):
 Preferred stock, $.01 par value, 5,000,000 shares
  authorized.........................................                 -              -
 Common stock, Class A, $.01 par value, 150,000,000
  shares authorized, 105,699,000 and 103,767,000
  shares issued and outstanding at September 30, 1996
  and 1995, respectively.............................         1,057,000      1,038,000
 Additional paid-in-capital..........................       149,191,000    133,507,000
 Retained earnings...................................       267,491,000    183,405,000
                                                           ------------   ------------

      Total stockholders' equity ....................       417,739,000    317,950,000
                                                           ------------   ------------

                                                           $591,707,000   $468,391,000
                                                           ============   ============

                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994


                                             Additional
                                   Common      Paid-in      Retained
                                    Stock      Capital      Earnings
                                 ----------  -----------  ------------
Balance at September 30, 1993..  $1,011,000  $118,104,000  $ 73,538,000

  Exercise of stock options....      23,000    10,721,000             -
  Tax benefit from exercise
    of stock options...........           -     2,995,000             -
  Net income...................           -             -    46,536,000
                                 ----------  ------------  ------------


Balance at September 30, 1994..   1,034,000   131,820,000   120,074,000

  Exercise of stock options....       4,000     1,687,000             -
  Net income...................           -             -    63,331,000
                                 ----------  ------------  ------------


Balance at September 30, 1995..   1,038,000   133,507,000   183,405,000

  Exercise of stock options....      19,000     9,449,000             -
  Tax benefit from exercise
    of stock options...........           -     6,235,000             -
  Net income...................           -             -    84,086,000
                                 ----------  ------------  ------------


Balance at September 30, 1996..  $1,057,000  $149,191,000  $267,491,000
                                 ==========  ============  ============

                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Year ended September 30,
                                           ------------------------------------------
                                                1996          1995           1994
                                           ------------   ------------   ------------

Cash flows from operating activities:
  Net income ............................. $ 84,086,000   $ 63,331,000   $ 46,536,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization........  27,173,000     20,562,000     16,610,000
      Cumulative effect of change in
        accounting for income taxes........           -              -      2,550,000
      Loss (gain) on sale of fixed
        assets.............................     211,000        116,000        (49,000)
      Increase (decrease) in deferred
        and other income taxes.............     700,000       (900,000)    (1,200,000)
      Changes in assets and liabilities,
        net of effects of acquisitions
        and dispositions:
          Accounts receivable ............. (19,898,000)   (11,912,000)   (21,491,000)
          Supplies.........................  (1,492,000)       107,000       (326,000)
          Prepaid expenses and
            other assets...................     421,000       (876,000)      (272,000)
          Deferred charges and
            other assets...................  (7,034,000)    (3,328,000)    (2,614,000)
          Accounts payable.................   3,370,000      5,619,000        887,000
          Accrued payroll, interest and
            other liabilities..............     737,000      3,448,000        128,000
          Income taxes -- currently
            payable and deferred...........   3,321,000     (2,988,000)     2,796,000
          Other long-term liabilities......   2,974,000      1,043,000      2,611,000
                                           ------------   ------------   ------------

Net cash provided by
  operating activities.....................  94,569,000     74,222,000     46,166,000
                                           ------------   ------------   ------------

Cash flows from investing activities:
  Acquisition of facilities, net of
    cash acquired ......................... (99,639,000)   (73,960,000)    (1,295,000)
  Other additions to property, plant
    and equipment ......................... (41,239,000)   (22,938,000)   (22,536,000)
  Proceeds from sale of assets.............      27,000         57,000      5,219,000
                                           ------------   ------------   ------------
Net cash used in investing
 activities ...............................(140,851,000)   (96,841,000)   (18,612,000)
                                           ------------   ------------   ------------

                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                    Year ended September 30,
                                           ------------------------------------------
                                               1996           1995           1994
                                           ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings.....   $   708,000   $  1,097,000   $  7,118,000
  Principal payments on debt.............    (7,187,000)   (14,044,000)   (10,239,000)
  Proceeds from issuance of common
    stock, net...........................     9,468,000      1,691,000     10,744,000
 Increase in funds held by trustee.......      (861,000)      (183,000)      (169,000)
                                           ------------   ------------   ------------

Net cash provided by (used in)
  financing activities...................     2,128,000    (11,439,000)     7,454,000
                                           ------------   ------------   ------------

Net (decrease) increase in cash .........   (44,154,000)   (34,058,000)    35,008,000

Cash and cash equivalents at
   beginning of period...................    75,326,000    109,384,000     74,376,000
                                           ------------   ------------   ------------

Cash and cash equivalents at
   end of period ........................  $ 31,172,000   $ 75,326,000   $109,384,000
                                           ============   ============   ============

Supplemental schedule of noncash
  investing and financing activities:
    Fair value of assets acquired
      (including cash) ..................  $116,588,000   $ 76,710,000   $  3,383,000
    Consideration paid...................    99,639,000     73,960,000      1,295,000
                                           ------------   ------------   ------------
    Liabilities assumed .................  $ 16,949,000   $  2,750,000   $  2,088,000
                                           ============   ============   ============

See notes 4 and 5 for additional cash flows information.


                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Health Management Associates, Inc. ("the Company"), through its subsidiary companies, substantially all of which are wholly-owned, provides health care services to patients in owned and leased facilities and provides management services under contracts to other health care organizations. The Company consistently applies the following significant accounting policies:

     a.  Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     b.  Cash equivalents
     The Company considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. The Company's cash equivalents consist principally of investment grade instruments which are tax exempt or qualify for dividend exclusion.

     c.  Property, plant and equipment
     Property, plant and equipment are carried at cost and include major expenditures which increase their values or extend their useful lives. Depreciation and amortization are computed using the straight line method based on estimated useful lives. Estimated useful lives for buildings and improvements are twenty to forty years and for equipment are three to ten years. Leaseholds are amortized on a straight-line basis over the terms of the respective leases.

     d.  Deferred charges and other assets
     Deferred charges and other assets consist principally of goodwill, deferred financing costs and certain non-productive assets held for sale. Goodwill is being amortized on a straight-line basis ranging from three to twenty-five years. The financing costs are being amortized over the life of the related debt (see Note 3).

     e.  Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     f.  Net patient service revenue
     Approximately 65%, 67% and 65% of gross patient service revenue for the years ended September 30, 1996, 1995 and 1994, respectively, relate to services rendered to patients covered by Medicare and Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. Provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs' principles of payment/reimbursement (either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit, and provision is currently made for adjustments which may result. Estimated settlements under these programs are

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


netted in accounts receivable in the accompanying consolidated balance sheets.

     Net patient service revenue is presented net of provisions for contractual adjustments and other allowances of $802,931,000, $602,201,000 and $475,764,000 in 1996, 1995 and 1994, respectively, in the accompanying consolidated statements of income. In the ordinary course of business the Company renders services in its facilities to patients who are financially unable to pay for the hospital care. The value of these services to patients who are unable to pay is not material to the Company's consolidated results of operations.

     g.  Income taxes
     Deferred income taxes at September 30, 1996 and 1995 relate principally to differences in the recognition of certain income and expense items for income tax and financial reporting purposes (see Note 5).

     h. Net income per share
     Net income per share is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods presented.

     i. Accounting for the Impairment of Long-Lived Assets
     In March 1995 the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in 1996. The effect of adoption was not material.

     j.  Employee Stock Options
     In October 1995 the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." Under Statement No. 123, which must be adopted in fiscal 1997, the Company may continue following existing accounting rules or adopt a new fair value method of valuing stock-based awards. The Company plans to continue following the existing accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options and not adopt the alternative fair value accounting provided for under Statement No. 123.

     k.   Reclassifications
     Certain reclassifications to the 1995 balance sheet have been made to conform to the 1996 presentation.

2.   ACQUISITIONS AND DISPOSITIONS

     During 1996 the Company acquired certain assets of two hospitals through long-term lease agreements for consideration totalling $116,588,000, including $99,639,000 in cash.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

     During 1995 the Company acquired certain assets of three hospitals through one purchase and two asset purchase and short-term lease agreements for consideration totalling $76,710,000, including $73,960,000 in cash.

     The operating results of the foregoing hospitals have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma combined summary of operations of the Company for the years ended September 30, 1996, 1995 and 1994 give effect to the operation of the hospitals purchased in 1996 and 1995 as if the acquisitions had occurred as of October 1, 1994 and 1993, respectively:

                                        1996         1995         1994
                                     -----------  -----------  -----------
                                     (In thousands, except per share data)
  Net patient service revenue......     $772,950     $710,436     $550,573
  Income before accounting change..     $ 85,350     $ 66,746     $ 51,266
  Net income.......................     $ 85,350     $ 66,746     $ 48,716
  Income per share before
   accounting change...............     $    .77     $    .62     $    .46
 Net income per share ............      $    .77     $    .62     $    .44

3.   LONG-TERM DEBT
     The Company's long-term debt consists of the following:

                                                   September 30,
                                              ------------------------
                                                 1996         1995
                                              -----------  -----------
Revolving Credit Agreements (a).............  $         -  $         -
Industrial Revenue Bond Issues (b)..........    7,360,000    7,360,000
Mortgage notes, secured by real and
  personal property (c).....................   51,225,000   54,583,000
Various mortgage and installment notes and
  debentures, some secured by equipment,
  at interest rates ranging from 6% to
  prime plus 1%, payable through 2005.......   10,387,000    7,223,000
Capitalized lease obligations (see Note 4)..    8,168,000    5,126,000
                                              -----------  -----------
                                               77,140,000   74,292,000
Less current maturities.....................    8,438,000    6,571,000
                                              -----------  -----------
                                              $68,702,000  $67,721,000
                                              ===========  ===========

     a.  Revolving Credit Agreements
     In December 1994 the Company executed a $300 million Amended and Restated Credit Agreement ("Credit Agreement"). The Company may choose the prime rate of interest, a fixed certificate of deposit interest rate of the Agent bank or a LIBOR interest rate. Under any of the interest alternatives, quarterly interest payments are required.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   LONG-TERM DEBT (CONTINUED)

     The Credit Agreement is a revolving and term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 1999, at which time the agreement terminates and all outstanding revolving credit loans become due and payable. The Company also has a $10 million unsecured revolving credit commitment with a bank. The $10 million credit is a working capital commitment which is tied to the Company's cash management system, and renews annually on November 1. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank's prime rate less 1/4%.

     In addition, the Company is obligated to pay certain commitment fees based upon amounts borrowed and available for borrowing during the terms of the credit agreements described above.

     The credit agreements contain covenants which, without prior consent of the Banks, limit certain activities, including those relating to mergers, consolidations and the Company's ability to secure indebtedness, make guarantees, grant security interests and declare dividends. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage, liabilities to net worth, current assets to current liabilities and working capital.

     b.  Industrial Revenue Bond Issues
     The Company has one Industrial Revenue Bond issue outstanding at September 30, 1996 and 1995, which is secured by all real and personal property of the facility with an aggregate net book value of $12,743,000 and $13,040,000, respectively, and a pledge of the stock of the subsidiary owning the facility; payment of principal and interest is unconditionally guaranteed by the Company. The bonds are serial bonds with maturities and rates ranging from September 1, 2005 to September 1, 2011 and 8.5% to 8.75%, respectively. The Company makes monthly sinking-fund payments in amounts sufficient to cover principal and interest payment requirements.

     The Company had a second bond issue with a principal balance of $6,264,000 when it was retired by the Company (at par) in September 1995.

     c.  Mortgage notes
     At September 30, 1996 the Company has five mortgage notes which are secured by all the real and personal property of the respective facilities with a net book value of $50,589,000.

     The notes are payable in various installments with maturity dates ranging from 1999 through 2005 and carry interest rates ranging from prime to 11.5%. The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its $30,000,000 floating rate mortgage loan. This agreement effectively fixes the interest rate on the loan at 8.63%.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   LONG-TERM DEBT (CONTINUED)

     Maturities of long-term debt for the next five years are as follows:

                         1997    $ 8,438,000
                         1998      8,327,000
                         1999     11,480,000
                         2000      5,448,000
                         2001      4,853,000

4.   LEASES
     The Company leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Future minimum operating and capital lease payments, including amounts relating to leased hospitals, are as follows at September 30, 1996:

                               Operating             Capital
                         ------------------------  -----------
                              Real
September 30,               Property   Equipment    Equipment      Total
-------------            -----------  -----------  -----------  -----------
1997 ...............     $ 2,598,000  $ 5,633,000  $ 2,483,000  $10,714,000
1998................       2,386,000    4,657,000    2,091,000    9,134,000
1999................       1,367,000    3,765,000    1,544,000    6,676,000
2000................       1,160,000    2,766,000    1,008,000    4,934,000
2001................       1,101,000    1,445,000      402,000    2,948,000
Thereafter..........       4,682,000      174,000    7,360,000   12,216,000
                         -----------  -----------  -----------  -----------

Total minimum payments   $13,294,000  $18,440,000   14,888,000  $46,622,000
                         ===========  ===========               ===========

Less amounts
 representing interest                               6,720,000
                                                   -----------

Present value of
 minimum lease
 payments ...........                              $ 8,168,000
                                                   ===========

     The following summarizes amounts related to equipment leased by the Company under capital leases:
                                                   September 30,
                                              -----------------------
                                                  1996         1995
                                              ----------   ----------

          Equipment ........................  $7,487,000   $4,300,000
          Accumulated amortization .........   1,950,000    2,304,000
                                              ----------   ----------
          Net book value ...................  $5,537,000   $1,996,000
                                              ==========   ==========

     The Company entered into capitalized leases of $4,427,000, $802,000 and $1,224,000 in the years ended September 30, 1996, 1995 and 1994, respectively.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   INCOME TAXES

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS 109, income tax expense was determined using the deferred method under APB Opinion No. 11 ("APB 11"). Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

     As permitted by SFAS 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income from continuing operations was not material; however, the cumulative effect of the change decreased net income by $2,550,000 or $.02 per share for the year ended September 30, 1994.

     The significant components of the provision for income taxes are as follows:

                                                    Year ended September 30,
                                          -------------------------------------------
                                              1996           1995            1994
                                          -----------     -----------     -----------
Federal:
 Current.............................     $51,506,000     $36,844,000     $31,320,000
                                          -----------     -----------     -----------
 Deferred:
  Current............................      (4,797,000)       (751,000)     (2,823,000)
  Non-current........................         940,000        (841,000)         32,000
                                          -----------     -----------     -----------
    Total Federal....................      47,649,000      35,252,000      28,529,000
State
 Current and deferred................       6,676,000       5,666,000       4,115,000
                                          -----------     -----------     -----------
   Total.............................     $54,325,000     $40,918,000     $32,644,000
                                          ===========     ===========     ===========

    An analysis of the Company's effective income tax rates is as follows:

                                                     Year ended September 30,
                                    --------------------------------------------------------
                                          1996                1995                1994
                                    ---------------     ---------------     ----------------
                                                         (dollars in thousands)
Statutory income
 tax rate.......................... $48,444    35.0%    $36,487    35.0%    $28,606     35.0%

State income taxes, net
 of Federal benefit................   4,339     3.1       3,683     3.5       2,675      3.3

Other items (each less
 than 5% of computed
 tax)..............................   1,542     1.2         748      .8       1,363      1.7
                                    -------    ----     -------    ----     -------     ----

  Total............................ $54,325    39.3%    $40,918    39.3%    $32,644     40.0%
                                    =======    ====     =======    ====     =======     ====

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   INCOME TAXES (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred tax assets and liabilities are comprised of the following:

                                                     September 30,
                                                ------------------------
                                                   1996         1995
                                                -----------  -----------
     Deferred tax liabilities:
          Depreciable assets                    $25,319,000  $22,672,000
          Amortization of prior year's
            cash basis deductions                   458,000      907,000
                                                -----------  -----------
                                                 25,777,000   23,579,000
     Deferred tax assets:
          Self insurance liability risks          3,596,000    3,314,000
          Allowance for doubtful accounts        10,860,000    6,024,000
          Cash basis method of accounting         4,561,000    2,942,000
                                                -----------  -----------
                                                 19,017,000   12,280,000
     Valuation allowance for deferred assets              -            -
                                                -----------  -----------
     Net deferred tax assets                     19,017,000   12,280,000
                                                -----------  -----------

     Net deferred tax liabilities               $ 6,760,000  $11,299,000
                                                ===========  ===========

     Income taxes paid (net of refunds) amounted to $47,853,000, $44,807,000 and $29,555,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

6.   RETIREMENT PLAN

     The Company has a defined contribution retirement plan which covers all eligible employees at its hospitals and the corporate office. This plan includes a provision for the Company to match a portion of employee contributions. Total retirement program expense was $2,136,000, $1,676,000 and $1,312,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

7.   STOCKHOLDERS' EQUITY
     The Company has a 1991 Stock Option Plan, a 1993 Stock Option Plan and a 1996 Executive Incentive Compensation Plan for the granting of options to key employees of the Company.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   STOCKHOLDERS' EQUITY (CONTINUED)

     Pertinent information covering the plans is summarized below:


                                                  September 30,
                                    ------------------------------------------
OPTIONS                                   1996           1995         1994
-------                             ----------------  -----------  -----------
Outstanding at beginning of year          8,702,000    7,491,000    9,667,000
Granted                                   1,253,000    1,994,000      338,000
Exercised                                (1,754,000)   (368,000)  (2,460,000)
Terminated                                  (58,000)    (415,000)     (54,000)
                                    ---------------   ----------   ----------
Outstanding at end of year                8,143,000    8,702,000    7,491,000
                                    ===============   ==========   ==========

Exercisable at end of year                5,491,000    4,241,000    1,880,000
                                    ===============   ==========   ==========

Options granted:
  Option price                      $18.75 - $23.25       $11.61       $10.11
  Expiration from grant date            10 years        10 years     10 years

     In general, stock options as to shares are exercisable during a period beginning one year after the date of grant, and expire upon certain events (such as termination of employment with the Company). At September 30, 1996 there were approximately 6,255,000 shares of unissued common stock reserved for issuance under the plans. In addition, the Company has granted options for shares of Class A Common Stock to four non-employee directors. At September 30, 1996 there were approximately 118,000 options outstanding at $2.80 to $21.58 per share, expiring in 2001 through 2006.

     The Company also has a Stock Incentive Plan for corporate officers and management staff. This plan provides for the awarding of additional compensation to key personnel in the form of Company stock. The stock will be issued to the grantee four years after the date of grant, provided the individual is still an employee of the Company. At September 30, 1996 there were approximately 456,000 shares reserved under the plan, for which the Company has recorded approximately $1,200,000, $1,200,000 and $500,000 of compensation expense for the years ended September 30, 1996, 1995 and 1994, respectively.

8.   PROFESSIONAL AND LIABILITY RISKS
     The Company has a layered self-insurance program with a major insurance carrier for its professional liability risks. An umbrella policy provides $25 million of coverage in excess of an underlying limit of $2 million depending upon layer structures and the dollar amounts of claims settled.

     Accruals for self-insured professional liability risks are determined using asserted and unasserted claims identified by the Company's incident reporting system and actuarially determined estimates based on Company and industry historical loss payment patterns. Although the ultimate settlement of these accruals may vary from these estimates, management believes that the amounts provided in the Company's consolidated financial statements are adequate.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   COMMITMENTS

     The Company has a number of hospital renovation/expansion projects underway at September 30, 1996. In addition, the Company plans to replace four of its existing hospitals over the next four years, subject to approval by the appropriate regulatory agencies.

     At September 30, 1996 there were hospital renovation and expansion commitments of approximately $25.6 million outstanding, of which approximately $9.8 million was paid at September 30, 1996.

10.  QUARTERLY DATA (UNAUDITED)

                  For the two years ended September 30, 1996
                     (in thousands, except per share data)


                                              Quarter
                            1st       2nd       3rd       4th      Total
                         ---------  --------  --------  --------  --------
   1996
---------

Net patient
  service revenue......   $151,943  $184,825  $184,356  $193,193  $714,317
Income before income
  taxes................     24,773    41,102    39,795    32,741   138,411
Net income.............     15,049    24,970    24,176    19,891    84,086
Net income per share...   $    .14  $    .23  $    .22  $    .18  $    .76

Weighted average
  number of shares.....  109,387     110,430   110,869   110,762   110,449

   1995
---------

Net patient
  service revenue......   $115,416  $144,776  $136,977  $133,925  $531,094
Income before income
  taxes................     18,616    30,676    30,532    24,425   104,249
Net income.............     11,309    18,636    18,549    14,837    63,331
Net income per share...   $    .11  $    .17  $    .17  $    .14  $    .59

Weighted average
  number of shares.....    107,499   107,960   108,161   108,887   108,084


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is (i) incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 18, 1997 under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's fiscal year and (ii) set forth under "Executive Officers of the Registrant" in Part I of this Report.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on February 18, 1997 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 18, 1997 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 18, 1997 under "Certain Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

Item 14(a)(1), 14(a)(2) and 14(d):

    See Item 8. Of this Report.

    The following financial statement schedule is filed as part of this Report at page 44 hereof.

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 14(a)(3) and 14(c):  See Index to Exhibits.

Item 14(b):

     Form 8-K/A Amendment No. 1 for Form 8-K dated June 10, 1996 (filed August 17, 1996). Item reported -- Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. The Company filed information required by this Item 7 relative to the acquisition of the 206-bed hospital as described in the Company's Current Report on Form 8-K dated June 10, 1996.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)



                                 Balance at   Acquisitions                   Charged
                                Beginning of       and       Charges to      to other                  End of
                                   Period     Dispositions  Operations(a)    Accounts  Deductions(b)   Period
                                ------------  ------------  -------------   ---------  -------------   -------
Year ended September 30, 1994
 Allowance for doubtful
  accounts..................      $14,240       $  (420)      $40,002       $    -       $32,479       $21,343
                                  =======       =======       =======       =========    =======       =======

Year ended September 30, 1995
 Allowance for doubtful
  accounts..................      $21,343       $ 4,318       $48,338       $    -       $45,665       $28,334
                                  =======       =======       =======       =========    =======       =======

Year ended September 30, 1996
 Allowance for doubtful
  accounts..................      $28,334       $19,107       $64,763       $    -       $58,079       $54,125
                                  =======       =======       =======       =========    =======       =======

________________________
    (a) Charges to operations include amounts related to provisions for doubtful accounts.

    (b)  Includes amounts written-off as uncollectible.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.



By  /s/ William J. Schoen        Chairman of the Board,
    ----------------------------   President and
      William J. Schoen            Chief Executive Officer    December 10, 1996



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



   /s/ William J. Schoen         Chairman of the Board,
--------------------------------   President and
      William J. Schoen            Chief Executive Officer    December 10, 1996
                                   (Principal Executive
                                   Officer)


   /s/ Stephen M. Ray            Senior Vice President -
--------------------------------   Finance
      Stephen M. Ray               (Principal Financial       December 10, 1996
                                   Officer and Principal
                                   Accounting Officer)


    /s/ Kent P. Dauten
 -------------------------------
      Kent P. Dauten             Director                     December 10, 1996



    /s/ Robert A. Knox
 -------------------------------
      Robert A. Knox             Director                     December 10, 1996



    /s/ Charles R. Lees
 -------------------------------
      Charles R. Lees            Director                     December 10, 1996



/s/ Kenneth D. Lewis
--------------------------------
     Kenneth D. Lewis            Director                     December 10, 1996


  /s/ William E. Mayberry, M.D.
 -------------------------------
     William E. Mayberry, M.D.   Director                     December 10, 1996

                               INDEX TO EXHIBITS


(2)  PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

     Not applicable.

(3)  (i)  ARTICLES OF INCORPORATION

3.1/(m)/  Fifth Restated Certificate of Incorporation. (Exhibit 3.1)

          (ii) BY-LAWS

3.2/(q)/       By-laws, as amended. (Exhibit 3.2)

(4)  INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

4.1/(j)/       Specimen Stock Certificate. (Exhibit 4.11)

4.2/(l)/ Fourth Amended and Restated Credit and Reimbursement Agreement among the Company and NationsBank of Florida National Association and the Banks named therein, dated December 1, 1994. (Exhibit 4.12)

4.3 Credit Agreement dated May 6, 1996 between First Union National Bank of Florida and the Company, pertaining to a $10 million working capital and cash management line of credit, is included herein as Exhibit 4.3 at page 53 of this Report.

(9)  VOTING TRUST AGREEMENT

     Not applicable.

(10) MATERIAL CONTRACTS

The Exhibits referenced under (4) of this Index to Exhibits are incorporated herein by reference.

10.1/(a)/ Deed of Trust dated June 2, 1979 of Health Management Associates of
          West Virginia, Inc. (Exhibit 10.40)

10.2/(f)/ Guaranty Agreement, dated October 1, 1986 between the Company and
          Liberty National Bank and Trust Company of Louisville, as Trustee. (Exhibit 19.1)

10.3/(b)/ Mortgage dated November 20, 1987 by Orlando H.M.A., Inc. to First
          Union National Bank of Florida, including Mortgage Modification Agreement dated December 14, 1987. (Exhibit 10.43)

10.4/(i)/ Mortgage Modification by and between Orlando H.M.A., Inc. and First
          Union National Bank of Florida, dated as of May 14, 1992. (Exhibit
          28.1)

10.5/(b)/ Guaranty dated November 20, 1987 from the Company to First Union
          National Bank of Florida. (Exhibit 10.41)

10.6/(n)/ Modification Agreement (to Guaranty Agreement dated November 20, 1987 for a Mortgage Construction Loan to Orlando H.M.A., Inc.) between the Company and First Union National Bank of Florida, dated as of April 10, 1995. (Exhibit 4.1)

10.7/(b)/ General Assignment and Security Agreement, dated November 20, 1987 by
          Orlando H.M.A., Inc. to First Union National Bank of Florida. (Exhibit 10.44)

10.8/(b)/ Mortgage dated August 19, 1988 by Martin H.M.A., Inc. to First Union
          National Bank of Florida. (Exhibit 10.51)

10.9/(i)/ Mortgage Modification by and between Martin H.M.A., Inc. and First
          Union National Bank of Florida, dated as of May 14, 1992. (Exhibit
          28.2)

10.10/(b)/      Guaranty dated August 19, 1988 by the Company to First Union
                National Bank of Florida. (Exhibit 10.52)

10.11/(n)/      Modification Agreement (to Guaranty Agreement dated August 19,
                1988 for a Mortgage Construction Loan to Martin H.M.A., Inc.)
                between the Company and First Union National Bank of Florida, dated as of April 10, 1995. (Exhibit 4.2)

10.12/(i)/      Term Loan Agreement among Riverview Regional Medical Center,
                Inc. and NCNB National Bank of Florida, The Bank of Nova Scotia and the Banks named therein, dated July 6, 1992, Parent Guaranty
                Agreement made as of July 6, 1992, and Interest Rate Swap transaction, effective July 15, 1992. (Exhibit 4.1)

10.13/(m)/      Amended and Restated Parent Guaranty Agreement of the Company
                dated as of December 1, 1994 relating to a Term Loan Agreement dated July 6, 1992 among Riverview Regional Medical Center,
                Inc., NationsBank of Florida, National Association, and the
                Banks named therein. (Exhibit 4.1)

10.14/(k)/      Mortgage and Security Agreement between Gaffney H.M.A., Inc. and
                First Union National Bank of North Carolina, dated as of
                September 2, 1993. (Exhibit 10.54)

10.15/(m)/      Credit Agreement between Gaffney H.M.A., Inc. and First Union
                National Bank of North Carolina, dated September 2, 1993, and
                Guaranty Agreement between the Company and First Union National
                Bank of North Carolina, dated as of September 2, 1993. (Exhibit
                4.2)

10.16/(m)/      Modification Agreement (to Guaranty Agreement between the
                Company and First Union National Bank of North Carolina relating to Credit Agreement dated September 2, 1993 between Gaffney
                H.M.A., Inc. and First Union National Bank of North Carolina) between the Company and First Union National Bank of North
                Carolina, dated as of December 16, 1994. (Exhibit 4.3)

10.17/(c)/      Loan Agreement between City of Paintsville, Kentucky and
                Paintsville Hospital Company; Indenture of Trust between City of
                Paintsville, Kentucky and Liberty National Bank and Trust
                Company of Louisville, as Trustee; Guaranty Agreement between the Company and Liberty National Bank and Trust Company of
                Louisville, as Trustee; Stock Pledge Agreement between Health
                Management Associates, Inc., a Kentucky corporation and Liberty
                National Bank and Trust Company of Louisville, as Trustee;
                Arbitrage Agreement between Paintsville Hospital Company, the
                City of Paintsville and Liberty National Bank and Trust Company of Louisville; and Mortgage and Security Agreement between Paintsville Hospital Company and Liberty National Bank and Trust
                Company of Louisville, all dated as of September 1, 1991.
                (Exhibit 10.70)

10.18/(d)/      Pledge Agreement dated as of October 1, 1986 between Health
                Management Associates, Inc., a Kentucky corporation, and Liberty
                National Bank and Trust Company of Louisville; Security
                Agreement dated as of October 1, 1986 between Health Management

                Associates of West Virginia, Inc. and Liberty National Bank and Trust Company of Louisville; and Guaranty Agreement dated as of October 1, 1986 between Health Management Associates of West Virginia, Inc. and Liberty National Bank and Trust Company of Louisville. (Exhibit 10.71)

10.19/(m)/      First Amended and Restated Lease Agreement, dated as of January
                1, 1995 between The Board of Commissioners of the Highlands
                County Hospital District and Sebring Hospital Management
                Associates, Inc. (Exhibit 10.1)

10.20/(e)/      Lease dated as of July 1, 1986 between Fishermen's Hospital,
                Inc. and Marathon H.M.A., Inc. (Exhibit 28.1)

10.21/(h)/      First Amendment of the July 1, 1986 Lease Agreement by and
                between Fishermen's Hospital, Inc. and Marathon H.M.A., Inc.
                dated December 18, 1991. (Exhibit 28.1)

10.22/(b)/      Lease Agreement dated January 12, 1990 between Biloxi Regional
                Medical Center, Inc. and Biloxi H.M.A., Inc. (Exhibit 10.54)

10.23/(b)/      Letter Agreement Regarding Old Hospital from the Company to
                Biloxi Regional Medical Center, dated January 5, 1990. (Exhibit
                10.56)

10.24/(k)/      Lease Agreement between Heart of Florida Hospital Association,
                Inc., Haines City HMA, Inc. and the Company, dated April 30,
                1993. (Exhibit 10.49)

10.25/(d)/      BancFlorida Center Lease dated October 29, 1991 between the
                Company and BancFlorida. (Exhibit 10.72)

10.26/(l)/      Aircraft Purchase Agreement between Gulfstream Aerospace
                Corporation and the Company, dated December 16, 1993. (Exhibit
                10.31)

10.27/(l)/      Aircraft Security Agreement between the Company and NationsBank
                Leasing Corporation of North Carolina, dated January 5, 1994.
                (Exhibit 10.34)

10.28/(l)/      Agreement between Paintsville Hospital Company, Inc. and United
                Steel Workers of America, AFL-CIO-CLC, dated February 24, 1994.
                (Exhibit 10.20)

10.29/(j)/      Amended and Restated Employment Agreement dated December 15,
                1992 between Health Management Associates, Inc. and William J.
                Schoen. (Exhibit 10.46)

10.30/(a)/      Health Management Associates, Inc. Incentive Compensation Plan
                for Corporate Officers and Management Staff. (Exhibit 10.28)

10.31/(g)/      Health Management Associates, Inc. Stock Incentive Plan for
                Corporate Officers and Management Staff. (Exhibit 10.56)

10.32/(m)/      Amendment No. 1 to the Health Management Associates, Inc. Stock
                Incentive Plan for Corporate Officers and Management Staff.
                (Exhibit 10.2)

10.33/(k)/      Health Management Associates, Inc. Supplemental Executive
                Retirement Plan, dated July 12, 1990. (Exhibit 10.22)

10.34/(l)/      First Amendment to the Health Management Associates, Inc.
                Supplemental Executive Retirement Plan, dated January 1, 1994.
                (Exhibit 10.51)

10.35/(b)/      Registration Agreement dated September 2, 1988 between HMA
                Holding Corp., First Chicago Investment Corporation, Madison
                Dearborn Partners IV, Prudential Venture Partners, Prudential
                Venture Partners II, William J. Schoen, Kelly E. Curry, Stephen
                M. Ray, Robb L. Smith, George A. Taylor and Earl P. Holland.
                (Exhibit 10.23)

10.36/(c)/      Health Management Associates, Inc. 1991 Non-Statutory Stock
                Option Plan.  (Exhibit 10.67)

10.37/(j)/      Amendment No. 1 and Amendment No. 2 to the Health Management
                Associates, Inc. 1991 Non-Statutory Stock Option Plan. (Exhibit
                10.44)

10.38/(j)/      Health Management Associates, Inc. 1993 Non-Statutory Stock
                Option Plan. (Exhibit 10.45)

10.39/(m)/      Health Management Associates, Inc. Stock Option Plan for Outside
                Directors.  (Exhibit 10.5)

10.40/(c)/      Stock Option Agreement dated as of May 14, 1991 between the
                Company and Kenneth D. Lewis.  (Exhibit 10.68)

10.41/(c)/      Stock Option Agreement dated as of May 14, 1991 between the
                Company and Charles R. Lees.  (Exhibit 10.69)

10.42/(j)/      Stock Option Agreement, dated May 14, 1992, between the Company and Kenneth D. Lewis. (Exhibit 10.41)

10.43/(j)/      Stock Option Agreement, dated May 14, 1992, between the Company and Charles R. Lees. (Exhibit 10.42)

10.44/(k)/      Stock Option Agreement, dated May 18, 1993, between the Company and Kenneth D. Lewis. (Exhibit 10.47)

10.45/(k)/      Stock Option Agreement, dated May 18, 1993, between the Company and Charles R. Lees. (Exhibit 10.48)

10.46/(l)/      Stock Option Agreement dated May 20, 1994, between the Company and Charles R. Lees. (Exhibit 10.52)

10.47/(l)/      Stock Option Agreement dated May 17, 1994, between the Company and Kenneth D. Lewis. (Exhibit 10.53)

10.48/(l)/      Stock Option Agreement dated May 17, 1994, between the Company and Kent P. Dauten. (Exhibit 10.54)

10.49/(l)/      Stock Option Agreement dated May 17, 1994, between the Company and William E. Mayberry.  (Exhibit 10.55)

10.50/(o)/      Stock Purchase Agreement dated as of January 31, 1995 among The
                Cape Coral Medical Center, Inc. and Subsidiaries and the
                Company. (Exhibit 10.54)

10.51/(o)/      Asset Purchase Agreement dated as of July 31, 1995, and Lease
                Agreement dated as of August 31, 1995, among The Byerly
                Hospital, the Company and Hartsville HMA, Inc. (Exhibit 10.55)

10.52/(o)/      Master Agreement dated as of August 16, 1995, and Authority
                Lease Agreement dated as of October 1, 1995 among The Hospital
                Authority of Bulloch County, Georgia, the Company and Statesboro
                HMA, Inc., and County Lease Agreement dated as of October

                1, 1995 among the Board of Commissioners of Bulloch County, Georgia, the Company and Statesboro HMA, Inc. (Exhibit 10.56)

10.53/(o)/      Amendment No. 5 to the Health Management Associates, Inc. 1991
                Non-Statutory Stock Option Plan. (Exhibit 10.57)

10.54/(o)/      Amendment No. 3 to the Health Management Associates, Inc. 1993
                Non-Statutory Stock Option Plan. (Exhibit 10.58)

10.55/(o)/      Amendment No. 1 to the Health Management Associates, Inc. Stock
                Option Plan for Outside Directors. (Exhibit 10.59)

10.56/(q)/      Lease Agreement dated as of December 28, 1995 among Coahoma
                County, Mississippi, Clarksdale HMA, Inc. and the Company.
                (Exhibit 10.1)

10.57/(s)/      Definitive Agreement and Lease Agreement, both dated May 21,
                1996, among Midwest City Memorial Hospital Authority, an
                Oklahoma Public Trust, and Midwest City HMA, Inc. and Health
                Management Associates, Inc. (Exhibit 2.1)

10.58/(q)/      Amendment No. 6 to the Health Management Associates, Inc. 1991
                Non-Statutory Stock Option Plan. (Exhibit 10.2)

10.59/(q)/      Amendment No. 7 to the Health Management Associates, Inc. 1991
                Non-Statutory Stock Option Plan. (Exhibit 10.3)

10.60/(q)/      Amendment No. 4 to the Health Management Associates, Inc. 1993
                Non-Statutory Stock Option Plan. (Exhibit 10.4)

10.61/(q)/      Amendment No. 5 to the Health Management Associates, Inc. 1993
                Non-Statutory Stock Option Plan. (Exhibit 10.5)

10.62/(p)/      Health Management Associates, Inc. 1996 Executive Incentive
                Compensation Plan. (Exhibit 99.15)

10.63/(r)/      Amendment No. 1 to the Health Management Associates, Inc. 1996
                Executive Incentive Compensation Plan.  (Exhibit 10.1)

10.64 Second Amendment to the Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated September 17, 1996, is included herein as Exhibit 10.64 at page 68 of this Report.

(11)      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

11.1      Statement re computation of per share earnings is included herein as
          Exhibit 11.1 at page 69 of this Report.

(12)      STATEMENTS RE COMPUTATION OF RATIOS

          Not applicable.

(13) ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS

          Not applicable.

(16)      LETTER RE CHANGE IN CERTIFYING ACCOUNTANT

          Not applicable.

(18)      LETTER RE CHANGE IN ACCOUNTING PRINCIPLES

          Not applicable.

(21)      SUBSIDIARIES OF THE REGISTRANT

21.1 Subsidiaries of the registrant are listed on Exhibit 21.1 included herein at page 70 of this Report.

(22)      PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY
          HOLDERS

          None.

(23)      CONSENTS OF EXPERTS AND COUNSEL

23.1            Consent of Ernst & Young LLP is filed as part of this Report as
                Exhibit 23.1 at page 71 hereof.

23.2            Consent of Ernst & Young LLP is filed as part of this Report as
                Exhibit 23.2 at page 72 hereof.

(24)      POWER OF ATTORNEY

          Not applicable.

(27)      FINANCIAL DATA SCHEDULE

27.1      Financial Data Schedule is filed as part of this Report as Exhibit
          27.1 at page 73 hereof.

(28)      INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE REGULATORY
          AUTHORITIES

          Not applicable.

(99)      ADDITIONAL EXHIBITS

          None.

______________________________

(a) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-5341). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

(b) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-36406). The exhibit number contained in parenthesis refers to the exhibit number in such Registra tion Statement.

(c) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-43193). The exhibit number contained in parenthesis refers to the exhibit number in such Registra tion Statement.

(d) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form S-1, Amendment No. 2 (Registration No. 33-43193). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

(e) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Current Report on Form 8-K dated July 1, 1986. The exhibit number contained in parenthesis refers to the exhibit number in such Form 8-K.

(f) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1990. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(g) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(h) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(i) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(j) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(k) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(l) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(m) Exhibit previously filed as part of and is incorporated herein reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(n) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(o) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(p) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-80433). The exhibit number contained in parenthesis refers to the exhibit number in such Registra tion Statement.

(q) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(r) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(s) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Current Report on Form 8-K dated June 10, 1996. The exhibit number contained in parenthesis refers to the exhibit number in such Form 8-K.