Form 10-Q
period 1996-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 1997-02-13
CIK 792985

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transaction period from ____ to ____

                       Commission File Number  000-18799
                                              -----------


                      HEALTH MANAGEMENT ASSOCIATES, INC.
   -------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


        DELAWARE                                           61-0963645
--------------------------------                 -----------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                    Identification Number)

      5811 Pelican Bay Boulevard, Suite 500, Naples, Florida         34108-2710
   ---------------------------------------------------------       -------------
       (Address of principal executive offices)                      (Zip Code)

                                 (941)598-3131
             ----------------------------------------------------
               (Registrant's telephone number, including area code)

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


At January 31, 1997, the following shares of the Registrant were outstanding:


          Class A Common Stock             107,075,622 shares

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                                   FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION                                       Page

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Statements of Income --
       Three Months Ended December 31, 1996 and 1995.................. 3

     Condensed Consolidated Balance Sheets--
       December 31, 1996 and September 30, 1996....................... 4

     Condensed Consolidated Statements of Cash Flows--
       Three Months Ended December 31, 1996 and 1995.................. 5

     Notes to Interim Condensed Consolidated Financial Statements      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS........................ 7-8

PART II. OTHER INFORMATION...........................................  9

SIGNATURES........................................................... 10

INDEX TO EXHIBITS.................................................... 11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                       HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                            Three months ended
                                                December 31,
                                      --------------------------------
                                             1996             1995
                                      ------------------  ------------

Net patient service revenue.........     $199,162,000     $151,943,000

Costs and expenses:
   Salaries and benefits............       71,943,000       54,349,000
   Supplies and expenses............       61,316,000       48,079,000
   Provision for doubtful accounts..       19,348,000       14,407,000
   Depreciation and amortization....        8,330,000        5,929,000
   Rent expense.....................        4,428,000        3,752,000
   Interest, net....................        1,075,000          654,000
                                         ------------     ------------
       Total costs and expenses.....      166,440,000      127,170,000
                                         ------------     ------------

Income before income taxes...........      32,722,000       24,773,000

Provision for income taxes ..........      12,845,000        9,724,000
                                         ------------     ------------

Net income ..........................    $ 19,877,000     $ 15,049,000
                                         ============     ============


Net income per share.................    $        .18     $        .14
                                         ============     ============

Weighted average number of common
  and common equivalent
  shares outstanding.................     110,945,000      109,388,000
                                         ============     ============


                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               ASSETS
               -------
                                              December 31,            September 30,
                                                 1996                    1996
                                         -------------------          ------------
                                              (Unaudited)
Current assets:
  Cash and cash equivalents............        $ 59,385,000           $ 31,172,000
  Receivables--net.....................         112,513,000            114,547,000
  Supplies, prepaids and other assets..          19,969,000             17,469,000
  Funds held by trustee................           1,719,000              2,276,000
  Income taxes - deferred..............          12,339,000             12,339,000
                                               ------------           ------------
       Total current assets............         205,925,000            177,803,000

Property, plant and equipment .........         518,511,000            504,950,000
  Less accumulated depreciation and
  amortization.........................         115,156,000            107,206,000
                                                -----------            -----------
Net property, plant and equipment .....         403,355,000            397,744,000

Other assets:
  Funds held by trustee................             152,000                136,000
  Deferred charges and other assets....          14,266,000             16,024,000
                                               ------------           ------------
       Total...........................          14,418,000             16,160,000
                                               ------------           ------------

                                               $623,698,000           $591,707,000
                                               ============           ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
  Accounts payable......................................  $ 32,697,000  $ 28,754,000
  Accrued expenses and other liabilities................    27,845,000    29,724,000
  Current maturities of long-term debt..................     8,842,000     8,438,000
  Income taxes--currently payable and deferred..........    15,482,000     3,980,000
                                                          ------------  ------------
       Total current liabilities........................    84,866,000    70,896,000

Deferred income taxes...................................    19,099,000    19,099,000
Other long-term liabilities.............................    15,596,000    15,271,000
Long-term debt..........................................    65,960,000    68,702,000

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized..................................              -             -
  Common stock, Class A, $.01 par value, 150,000,000
    shares authorized, 106,474,000 and 105,699,000
    shares issued and outstanding at December 31,
    1996 and September 30, 1996, respectively..........      1,065,000     1,057,000
  Additional paid-in capital...........................    149,744,000   149,191,000
  Retained earnings ...................................    287,368,000   267,491,000
                                                           -----------   -----------
       Total stockholders' equity .....................    438,177,000   417,739,000
                                                           -----------   -----------

                                                           $623,698,000 $591,707,000
                                                           ============ ============

                                  See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Three months ended
                                                            December 31,
                                                    ----------------------------
                                                        1996           1995
                                                    -------------  -------------
Cash flows from operating activities:
  Net income......................................  $ 19,877,000    $15,049,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization................     8,330,000      5,929,000
     Loss on sale of fixed assets.................         9,000        190,000
     Changes in assets and liabilities:
       Receivables--net...........................     2,034,000     (8,491,000)
       Deferred charges and other assets..........    (1,116,000)    (4,897,000)
       Accounts payable...........................     3,944,000      2,041,000
       Accrued expenses and other liabilities.....    (1,879,000)       846,000
       Income taxes--
         currently payable and deferred...........    11,502,000      7,898,000
       Other long term liabilities................       325,000        402,000
                                                    ------------    -----------
          Net cash provided by
            operating activities..................    43,026,000     18,967,000
                                                    ------------    -----------
Cash flows from investing activities:
  Additions to property, plant and equipment......   (13,592,000)    (5,562,000)
  Proceeds from sale of equipment.................        15,000          6,000
                                                    ------------    -----------

          Net cash used in investing activities...   (13,577,000)    (5,556,000)
                                                    ------------    -----------
Cash flows from financing activities:
  Proceeds from long-term borrowings..............       136,000        465,000
  Principal payments on debt......................    (2,474,000)    (1,323,000)
  Proceeds from issuance of common stock..........       561,000      3,912,000
  Decrease in funds held by trustee...............       541,000       (419,000)
                                                    ------------    -----------
          Net cash (used in) provided by
            financing activities..................    (1,236,000)     2,635,000
                                                    ------------    -----------
                Net increase in cash
                  and cash equivalents............    28,213,000     16,046,000

Cash and cash equivalents at beginning of period..    31,172,000     75,326,000
                                                    ------------    -----------

Cash and cash equivalents at end of period........  $ 59,385,000    $91,372,000
                                                    ============    ===========

                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
-------------------------

     The condensed consolidated balance sheet as of September 30, 1996 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 1996 Annual Report. The interim consolidated financial statements at December 31, 1996 and for the three months ended December 31, 1996 and 1995 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 1996 Annual Report.

2.  Acquisition
---------------

     In December 1996 the Company executed a 30-year lease for the operation of a 112 bed acute care hospital located in Rankin, Mississippi. The transaction, effective January 1, 1997, included approximately $32,200,000 in cash paid at closing and funded from available cash on hand. Additionally, the lease agreement requires the Company to pay local property taxes and payments in lieu of taxes totaling $500,000 each lease year.

3.  Subsequent event
--------------------

     In January 1997 the Company received the final necessary approvals and executed a 30-year agreement for the operation of a 125 bed acute care hospital located in Anniston, Alabama. The transaction, effective January 1, 1997, included approximately $18,900,000 in cash paid at closing and funded from available cash on hand. The Company had been managing this hospital for several years prior to completion of the transaction.

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
---------------------
Three months ended December 31, 1996 compared
---------------------------------------------
to three months ended December 31, 1995
---------------------------------------

     Net patient service revenue for the three months ended   December 31, 1996
("1996 Period") was $199,162,000, as compared to $151,943,000 for the three months ended December 31, 1995 ("1995 Period"). This represented an increase in net patient service revenue of $47,219,000, or 31.1%. Hospitals in operation for the entire 1996 Period and 1995 Period ("same store hospitals") provided $11,702,000 of the increase in net patient service revenue, which resulted primarily from both inpatient and outpatient volume increases and an acuity increase. The remaining increase of $35,517,000 included $35,607,000 of net patient service revenues from the acquisition of the 206-bed Midwest City Regional Hospital effective June 1, 1996, and the 195-bed Northwest Mississippi Regional Medical Center effective January 1, 1996, offset by a decrease of $90,000 in Corporate and miscellaneous revenue.

     During the 1996 Period the Company's hospitals generated patient days of service and an occupancy rate of 114,498 and 43.8%, respectively, versus 93,151 and 41.5%, respectively, for the 1995 Period. Same store patient days and occupancy rates were 93,755 and 41.8%, respectively, for the 1996 Period, and 93,151 and 41.5%, respectively, for the 1995 Period. Same store admissions for the Company during the 1996 Period were 19,419, up 4.5% from the 18,586 admissions during the 1995 Period.

     The Company's operating expenses (salaries and benefits, supplies and expenses, provision for doubtful accounts and rent expense) for the 1996 Period were $157,032,000 or 78.8% of net patient service revenue as compared to $120,587,000 or 79.4% of net patient service revenue for the 1995 Period. Of the total $36,445,000 increase, approximately $8,507,000 related to same store hospitals, which was largely attributable to increased patient volumes. Another $27,103,000 of increased operating expense related to the acquisitions mentioned previously. The remaining increase of $835,000 represented an increase in Corporate and miscellaneous other operating expenses.

     The Company's earnings before depreciation and amortization, interest and income taxes were $42,127,000 for the 1996 Period as compared to $31,356,000 for the 1995 Period, an increase of $10,771,000 or 34.4%. The 1996 Period yielded a 21.2% EBITDA margin as compared to the 1995 Period EBITDA margin of 20.6%.

     The Company's depreciation and amortization costs increased by $2,401,000 and interest expense increased by $421,000. The increase in depreciation and amortization resulted primarily from the acquisitions

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


mentioned previously. The increase in interest expense reflects lower investment income in the 1996 Period, which is netted against interest expense.

     The Company's income before income taxes was $32,722,000 for the 1996 Period as compared to $24,773,000 for the 1995 Period, an increase of $7,949,000, or 32.1%. The increase resulted primarily from same store volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $12,845,000 for the 1996 Period, as compared to $9,724,000 for the 1995 Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $19,877,000 for the 1996 Period as compared to $15,049,000 for the 1995 Period.

Liquidity and Capital Resources
-------------------------------

     The Company's operating cash flows totaled $43,026,000 for the 1996 Period as compared to $18,967,000 for the 1995 Period. The positive cash flows resulted from the Company's increased profitability and management of its working capital. The Company's investing activities used $13,577,000 and $5,562,000 for the 1996 Period and 1995 Period, respectively. Increased capital expenditures accounted for the 1996 Period increase. Financing activities used net cash of $1,236,000 for the 1996 Period and provided net cash of $2,635,000 during the 1995 Period. See the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and 1995 at page 5 of this Report.

     The Company had approximately $7,500,000 of cash on hand at January 31, 1996. In addition, the Company has a total of $310 million of credit available under its two unsecured lines of credit.

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

         None.

Item 2.  Changes in Securities.
         ---------------------

         None.

Item 3.  Defaults upon Senior Securities.
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information.
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         a.  Exhibits:
             --------

             See Index to Exhibits located on page 11.

         b.  Reports on Form 8-K:
             -------------------

             None

                               SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          HEALTH MANAGEMENT ASSOCIATES, INC.



DATE:  February 5, 1997                 BY:   /s/ Stephen M. Ray
                                             -------------------------------
                                               Stephen M. Ray
                                               Senior Vice President-Finance
                                               (Duly authorized officer and
                                               Principal Financial Officer)

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

     Credit Agreement dated May 6, 1996 between First Union National Bank of Florida and the Company, pertaining to a $10 million working capital and cash management line of credit, previously filed and included as Exhibit
     4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, is incorporated herein by reference.

(10) Material contracts

     Hospital Management Agreement by and between Anniston HMA, Inc. and the Trust created under the last will and testament of Susie P. Stringfellow, entered into on January 24, 1997, is included herein as Exhibit 10.1 at page 13 of this Report.

(11) Statement re computation of per share earnings.

     Statement re computation of per share earnings is included as Exhibit 11.1 at page 45 of this Report.

(15) Letter re unaudited interim financial information.

     Not Applicable.

(18) Letter re change in accounting principles.

     Not Applicable.

(19) Report furnished to security holders.

     Not Applicable.

(22) Published report regarding matters submitted to vote of security holders.

     Not Applicable.

(23) Consents of experts and counsel.

     Not Applicable.

(24) Power of Attorney.

     Not Applicable.

(27) Financial Data Schedule.

     Financial Data Schedule is included herein as Exhibit 27.1 at page 46 of this Report.

(99) Additional exhibits.

     Not Applicable.