Form 10-Q
period 1997-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 1997-08-13
CIK 792985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                                                      Yes  X   No ___
                                                          ---

At July 31, 1997, the following shares of the Registrant were outstanding:


          Class A Common Stock      108,373,168 shares

                   HEALTH MANAGEMENT ASSOCIATES, INC.
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION                                     Page

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Statements of Income --
      Three Months Ended June 30, 1997 and 1996....................  3

     Consolidated Statements of Income --
      Nine months ended June 30, 1997 and 1996...................... 4

     Consolidated Balance Sheets--
      June 30, 1997 and September 30, 1996.........................  5

     Consolidated Statements of Cash Flows--
      Nine months ended June 30, 1997 and 1996...................... 6

     Notes to Interim Condensed Consolidated Financial Statements... 7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................... 8-11

PART II.  OTHER INFORMATION......................................... 12

SIGNATURES.......................................................... 13

INDEX TO EXHIBITS................................................... 14-15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                       HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          Three months ended
                                               June 30,
                                      --------------------------
                                          1997          1996
                                      ------------  ------------

Net patient service revenue.........  $232,691,000  $184,356,000

Costs and expenses:
   Salaries and benefits............    78,879,000    63,043,000
   Supplies and expenses............    69,672,000    55,136,000
   Provision for doubtful accounts..    17,765,000    14,654,000
   Depreciation and amortization....     9,347,000     6,725,000
   Rent expense.....................     5,001,000     4,083,000
   Interest, net....................       997,000       920,000
                                      ------------  ------------
       Total costs and expenses.....   181,661,000   144,561,000
                                      ------------  ------------

Income before income taxes..........    51,030,000    39,795,000

Provision for income taxes .........    20,029,000    15,619,000
                                      ------------  ------------


Net income .........................  $ 31,001,000  $ 24,176,000
                                      ============  ============



Net income per share................  $        .28  $        .22
                                      ============  ============



Weighted average number of common
 and common equivalent shares
  outstanding.......................   112,115,000   110,869,000
                                      ============  ============



                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          Nine months ended
                                               June 30,
                                      --------------------------
                                          1997          1996
                                      ------------  ------------

Net patient service revenue.........  $669,645,000  $521,125,000

Costs and expenses:
   Salaries and benefits............   231,827,000   179,344,000
   Supplies and expenses............   200,447,000   156,557,000
   Provision for doubtful accounts..    56,610,000    46,457,000
   Depreciation and amortization....    26,687,000    19,133,000
   Rent expense.....................    14,262,000    11,702,000
   Interest, net....................     3,483,000     2,262,000
                                      ------------  ------------
       Total costs and expenses.....   533,316,000   415,455,000
                                      ------------  ------------

Income before income taxes..........   136,329,000   105,670,000

Provision for income taxes .........    53,510,000    41,475,000
                                      ------------  ------------


Net income .........................  $ 82,819,000  $ 64,195,000
                                      ============  ============



Net income per share................  $        .74  $        .58
                                      ============  ============



Weighted average number of common
 and common equivalent shares
  outstanding ......................   111,606,000   110,307,000
                                      ============  ============



                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                      June 30,     September 30,
                                                        1997           1996
                                                    -----------    ------------
                                                    (Unaudited)
Current assets:
 Cash and cash equivalents.......................   $ 53,934,000   $ 31,172,000
 Receivables--net................................    128,276,000    114,547,000
 Supplies, prepaids and other assets.............     21,793,000     17,469,000
 Funds held by trustee...........................      1,698,000      2,276,000
 Income taxes - receivable and deferred..........     12,339,000     12,339,000
                                                    ------------   ------------
  Total current assets...........................    218,040,000    177,803,000

Property, plant and equipment....................    601,892,000    504,950,000
 Less accumulated depreciation and amortization..
                                                     132,089,000    107,206,000
  Net property, plant and equipment..............   ------------   ------------
                                                     469,803,000    397,744,000

Other assets:
 Funds held by trustee...........................        931,000        136,000
 Deferred charges and other assets...............     18,709,000     16,024,000
                                                    ------------   ------------
  Total..........................................     19,640,000     16,160,000
                                                    ------------   ------------

                                                    $707,483,000   $591,707,000
                                                    ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------


Current liabilities:
  Accounts payable...............................   $ 33,826,000   $ 28,754,000
  Accrued expenses and other liabilities.........     34,197,000     29,724,000
  Current maturities of long-term debt...........      8,587,000      8,438,000
  Income taxes--currently payable and deferred...     15,970,000      3,980,000
                                                    ------------   ------------
       Total current liabilities.................     92,580,000     70,896,000

Deferred income taxes............................     19,099,000     19,099,000
Other long-term liabilities......................     17,027,000     15,271,000
Long-term debt...................................     62,750,000     68,702,000

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized.............................             -              -
  Common stock, Class A, $.01 par value,
    150,000,000 shares authorized, 108,361,000
     and 105,699,000 shares issued and outstanding
      at June 30, 1997 and September 30, 1996,
       respectively...............................     1,082,000      1,057,000
  Additional paid-in capital......................   164,635,000    149,191,000
  Retained earnings...............................   350,310,000    267,491,000
                                                    ------------   ------------
       Total stockholders' equity.................   516,027,000    417,739,000
                                                    ------------   ------------

                                                    $707,483,000   $591,707,000
                                                    ============   ============

                                   See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Nine months ended
                                                                   June 30,
                                                         ----------------------------
                                                             1997           1996
                                                         -------------  -------------
Cash flows from operating activities:
  Net income...........................................  $ 82,819,000   $ 64,195,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization.....................    26,687,000     19,133,000
     (Gain)loss on sale of fixed assets................       (69,000)       203,000

     Changes in assets and liabilities:
       Receivables--net................................    (7,705,000)   (19,348,000)
       Other current assets............................      (705,000)    (1,231,000)
       Deferred charges and other assets...............    (6,181,000)    (6,770,000)
       Accounts payable................................     2,308,000      2,836,000
       Accrued expenses and other liabilities..........     1,682,000     (1,688,000)
       Income taxes--
         currently payable and deferred................    11,990,000      7,462,000
       Other long term liabilities.....................     1,756,000      1,079,000
                                                         ------------   ------------

          Net cash provided by operating activities .     112,582,000     65,871,000
                                                         ------------   ------------

Cash flows from investing activities:
  Acquisition of facilities, net of cash acquired......   (51,467,000)   (99,640,000)
  Additions to property, plant and equipment...........   (47,227,000)   (28,753,000)
  Proceeds from sale of equipment......................       298,000         27,000
                                                         ------------   ------------

          Net cash used in investing activities........   (98,396,000)  (128,366,000)
                                                         ------------   ------------

Cash flows from financing activities:
  Proceeds from long-term borrowings...................       384,000        791,000
  Principal payments on debt...........................    (7,061,000)    (5,368,000)
  Increase in funds held by trustee....................      (217,000)      (355,000)
  Issuance of common stock, net of costs...............    15,470,000      8,081,000
                                                         ------------   ------------

          Net cash provided by
            financing activities.......................     8,576,000      3,149,000
                                                         ------------   ------------

     Net increase(decrease) in cash....................    22,762,000    (59,346,000)

Cash and cash equivalents at beginning of period.......    31,172,000     75,326,000
                                                         ------------   ------------

Cash and cash equivalents at end of period.............  $ 53,934,000   $ 15,980,000
                                                         ============   ============




                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
-------------------------

     The consolidated balance sheet as of September 30, 1996 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 1996 Annual Report. The interim consolidated financial statements at June 30, 1997 and for the three and nine month periods ended June 30, 1997 and 1996 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 1996 Annual Report.

2.  Acquisitions
----------------

     Effective January 1, 1997 the Company acquired certain assets of a 112-bed acute care hospital and a 125-bed acute care hospital through long-term lease agreements for consideration totaling approximately $51,467,000, including working capital. Approximately $49,538,000 of cash was paid at closing and funded from available cash on hand. The operating results of the foregoing hospitals have been included in the accompanying consolidated statements of income from the January 1, 1997 acquisition date.

3.  Recent Pronouncements
-------------------------

     In February, 1997 the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128") which is required to be adopted for accounting periods ending after December 15, 1997. For the first quarter ended December 31, 1997, the Company will be required to change the method currently used to compute earnings per share and restate prior periods. Under the new requirements for calculating earnings per share, the Company will be required to present "Basic EPS" and "Fully Diluted EPS." Basic EPS excludes dilutive securities such as stock options, while Fully Diluted EPS includes such securities in its calculation. Management believes the impact of the adoption of SFAS 128 will not be material.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations
---------------------
Three months ended June 30, 1997 compared
-----------------------------------------
to three months ended June 30, 1996
-----------------------------------

     Net patient service revenue for the three months ended June 30, 1997 ("1997 Period") was $232,691,000, as compared to $184,356,000 for the three months ended June 30, 1996 ("1996 Period"). This represented an increase in net patient service revenue of $48,335,000, or 26.2%. Hospitals in operation for the entire 1997 Period and 1996 Period ("same hospitals") provided $16,000,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $32,335,000 included $32,691,000 of net patient service revenue from the acquisition of the 112-bed Rankin Medical Center effective January 1, 1997, the 125-bed Stringfellow Memorial Hospital effective January 1, 1997 and the 206-bed Midwest City Regional Hospital effective June 1, 1996, offset by a decrease of $356,000 in Corporate and miscellaneous revenue.

     During the 1997 Period the Company's hospitals generated total patient days of service and an occupancy rate of 123,326 and 44.0%, respectively, versus 102,692 and 41.8%, respectively, for the 1996 Period. Same store patient days and occupancy for the 1997 Period were 103,091 and 43.0%, respectively, versus 99,537 and 41.5%, respectively for the 1996 Period. Same hospital admissions for the Company during the 1997 Period were 21,014, up 5.7% from the 19,874 admissions during the 1996 Period.

     The Company's operating expenses (salaries and benefits, supplies and expenses, provision for doubtful accounts and rent expense) for the 1997 Period were $171,317,000 or 73.6% of net patient service revenue as compared to $136,916,000 or 74.3% of net patient service revenue for the 1996 Period. Of the total $34,401,000 increase, approximately $8,481,000 related to same hospitals, which was largely attributable to the increased patient volumes. Another $25,114,000 of increased operating expense related to the acquisitions mentioned previously, with the remaining $806,000 increase from Corporate and miscellaneous other operating expenses.

     The Company's earnings before depreciation and amortization, interest and income taxes (EBITDA) were $61,374,000 for the 1997 Period as compared to $47,442,000 for the 1996 Period, an increase of $13,932,000 or 29.4%. The
EBITDA margin was 26.4% for the 1997 Period compared to 25.7% for the 1996
Period.

     The Company's depreciation and amortization costs increased by $2,622,000 and interest expense increased by $77,000. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The increase in interest expense reflects lower investment income in the 1997 Period (as a result of cash used for the acquisitions previously mentioned), which is netted against interest expense.

Item 2.  Management's discussion and Analysis of Financial
         Condition and Results of Operations (continued)

     The Company's income before income taxes was $51,030,000 for the 1997 Period as compared to $39,795,000 for the 1996 Period, an increase of $11,235,000 or 28.2%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $20,029,000 for the 1997 Period as compared to $15,619,000 for the 1996 Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $31,001,000 for the 1997 Period as compared to $24,176,000 for the 1996 Period.

Results of Operations
---------------------
Nine months ended June 30, 1997 compared
----------------------------------------
to nine months ended June 30, 1996
----------------------------------

     Net patient service revenue for the nine months ended June 30, 1997 ("1997 Nine Month Period") was $669,645,000, as compared to $521,125,000 for the nine months ended June 30, 1996 ("1996 Nine Month Period"). This represented an increase in net patient service revenue of $148,520,000, or 28.5%. Same hospitals provided $35,244,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $113,276,000 included $113,680,000 of net patient service revenue from the acquisitions previously mentioned, offset by a decrease of $404,000 of Corporate and miscellaneous revenue.

     During the 1997 Nine Month Period the Company's hospitals generated 376,359 total patient days of service and an occupancy rate of 46.0%, respectively, versus 312,374 and 44.0%, respectively, for the 1996 Nine Month Period. Same hospital patient days and occupancy for the 1997 Nine Month Period were 294,827 and 44.3%, respectively, versus 291,161 and 43.6%, respectively, for the 1996 Nine Month Period. Same hospital admissions for the Company during the 1997 Nine Month Period were 59,628, up 3.7% from the 57,474 admissions during the 1996 Nine Month Period.

     The Company's operating expenses for the 1997 Nine Month Period were $503,146,000 or 75.1% of net patient service revenue as compared to $394,060,000 or 75.6% of net patient service revenue for the 1996 Nine Month Period. Of the total $109,086,000 increase, approximately $21,398,000 related to same hospitals, which was largely attributable to increased patient volumes. Another $86,053,000 of increased operating expense related to the hospital acquisitions mentioned previously. The remaining increase of $1,635,000 represented an increase in Corporate and miscellaneous other operating expenses.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


     The Company's earnings before depreciation and amortization, interest and income taxes were $166,499,000 for the 1997 Nine Month Period as compared to $127,065,000 for the 1996 Nine Month Period, an increase of $39,434,000 or 31.0%. The Company's EBITDA margin increased to 24.9% for the 1997 Nine Month Period, as compared to 24.4% for the 1996 Nine Month Period.

     The Company's depreciation and amortization costs increased by $7,554,000 and interest expense increased by $1,221,000. The increase in depreciation and amortization resulted primarily from the acquisitions previously mentioned. The increase in interest expense reflects lower investment income in the 1997 Nine Month Period, which is netted against interest expense.

     The Company's income before income taxes was $136,329,000 for the 1997 Nine Month Period as compared to $105,670,000 for the 1996 Nine Month Period, an increase of $30,659,000, or 29.0%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $53,510,000 for the 1997 Nine Month Period as compared to $41,475,000 for the 1996 Nine Month Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $82,819,000 for the 1997 Nine Month Period as compared to $64,195,000 for the 1996 Nine Month Period.


Liquidity and Capital Resources
-------------------------------

     The Company's operating cash flows totaled $112,582,000 for the 1997 Nine Month Period as compared to $65,871,000 for the 1996 Nine Month Period. The positive cash flows resulted from the Company's increased profitability and management of its working capital. The Company's investing activities used $98,396,000 and $128,366,000 for the 1997 Nine Month Period and 1996 Nine Month Period, respectively. Acquisitions and ongoing capital expenditure requirements accounted for substantially all of the funds used in investing activities. Financing activities provided net cash of $8,576,000 for the 1997 Nine Month Period and $3,149,000 during the 1996 Nine Month Period. See the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1997 and 1996 at page 6 of this Report.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


     The Company had approximately $65,000,000 of available cash on hand at July 31, 1997. In addition, the Company has a total of $310 million of credit available under its two unsecured lines of credit.

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



                                   HEALTH MANAGEMENT ASSOCIATES, INC.



DATE: August 7, 1997               BY:   /s/ Stephen M. Ray
                                       -------------------------------
                                       Stephen M. Ray
                                       Senior Vice President-Finance
                                       (Duly authorized officer and
                                       Principal Financial Officer)

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

     Amendment Agreement No. 1 to Fourth Amended and Restated Revolving Credit and Reimbursement Agreement, made as of September 30, 1996, previously filed and included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(10) Material contracts

     Not applicable

(11) Statement re computation of per share earnings.

     Statement re computation of per share earnings is included as Exhibit 11.1 at page 16 of this Report.

(15) Letter re unaudited interim financial information.

     Not Applicable.

(18) Letter re change in accounting principles.

     Not applicable.

(19) Report furnished to security holders.

     Not applicable.

(22) Published report regarding matters submitted to vote of security holders.

     Not applicable

(23) Consents of experts and counsel.

     Not applicable.

(24) Power of Attorney.

     Not applicable.

(27) Financial Data Schedule.

     Financial Data Schedule is included herein as Exhibit 27.1 at page 17 of this report.

(99) Additional exhibits.

     Not applicable.