Form 10-K
period 1997-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 1997-12-09
CIK 792985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to_________________

                         Commission File No. 000-18799


                        HEALTH MANAGEMENT ASSOCIATES, INC.
             --------------------------------------------------------
               (Exact name of Registrant as specified in its charter)


            Delaware                               61-0963645
----------------------------------     ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


  5811 Pelican Bay Boulevard
  Suite 500
  Naples, Florida                                  34108-2710
----------------------------------     -----------------------------------
  (Address of principal                           (Zip Code)
   executive offices)


Registrant's telephone number, including area code  (941) 598-3131
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
            Title of each class             on which registered
            -------------------           ----------------------

            Class A Common Stock,         New York Stock Exchange
               $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

                                          None
                              --------------------------------
                                    (Title of Class)


                       This Report consists of 61 pages.

          The Index to Exhibits is located at page 47 of this Report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No _____
    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $3,548,436,397. Market value is determined by reference to the listed price of the Registrant's Class A Common Stock as of the close of business on December 4, 1997.

     The number of shares outstanding of each of the Registrant's classes of common stock, as of December 4, 1997, is as follows:

                                                    Number of Shares
                                                   Outstanding as of
       Class                                        December 4, 1997
       -----                                       ------------------

Class A Common Stock, par value $.01 per share          163,463,984


     Documents incorporated by reference and the Part of the Form 10-K into which they are incorporated are listed hereunder.

PART OF FORM 10-K                  DOCUMENT INCORPORATED BY REFERENCE
-----------------                  ----------------------------------


Part III, Items 10, 11, 12 and 13  Registrant's proxy statement to be issued in connection with the Annual Meeting of
                                   Stockholders of the Registrant to be held on February 17, 1998

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Health Management Associates, Inc. (the "Company" or the "Registrant") was incorporated in Delaware in 1979 and succeeded to the operations of its subsidiary, Hospital Management Associates, Inc., which was formed in 1977. The Company provides a broad range of general acute care health services in nonurban communities. As of September 30, 1997, the Company operated 22 general acute care hospitals with a total of 2780 licensed beds and four psychiatric hospitals with a total of 306 licensed beds. For the year ended September 30, 1997 ("Fiscal 1997"), the acute care hospital operations accounted for approximately 96% of the Company's net patient service revenue and the psychiatric hospital operations accounted for approximately 2%. See Item 2 "Properties".

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

     The Company manages each acquired hospital to maximize operating margins and return on capital within the first 36 to 48 months of operations, a time period which the Company believes is sufficient to fully implement the plan of improvement. Generally, the Company has been successful in achieving a significant improvement in the operating performance of its facilities within this time period. Once a facility has matured, the Company generally achieves additional growth through favorable demographic trends, the continued growth of physicians' practice in the community, expansion of health care services offered and selective rate increases.

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

SELECTED OPERATING STATISTICS

     The following table sets forth selected operating statistics for the Company's hospitals for the periods and dates indicated.

                                               Year ended September 30,
                                             ----------------------------
                                               1995      1996      1997
                                             --------  --------  --------

Total hospitals owned or leased
  (as of the end of period)................       21        24        26
Licensed beds (as of end of period)........    2,282     2,841     3,108
Admissions.................................   63,729    82,701   100,677
Patient days...............................  340,485   419,418   494,977
Acute care average length of stay (days)...      4.9       4.7       4.6
Psychiatric average length of stay (days)..     12.0      12.2      14.1

Occupancy rate (1).........................       44%       43%       45%
Outpatient utilization (2).................       32%       34%       35%
Earnings before depreciation, interest
  and income taxes margin..................       24%       24%       24%

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

     Psychiatric Hospitals. Generally, the Company's psychiatric hospitals face substantial competition in their market areas because the Company's psychiatric hospitals compete in larger urban areas than do its acute care hospitals and these hospitals also seek to draw patients from secondary service areas (service referrals). Psychiatric hospitals generally benefit from a broader range of referral sources than do acute care hospitals. Such referral sources include physicians, social agencies, both private and governmental, community mental health centers, local court systems, licensed non-medical professionals such as psychologists, clergy and mental health counselors, self referrals and family referrals. The Company's psychiatric hospitals engage in significant media marketing as part of their comprehensive outreach programs. In recent years third party payors have significantly reduced payments to psychiatric hospitals through rate reductions, shorter inpatient lengths-of-stay, movement from inpatient to outpatient treatments, and various alternative treatment programs. The Company's psychiatric hospitals have been negatively affected by these changes. However, as noted earlier in Item 1., psychiatric operations only account for approximately 2% of the Company's net revenue.

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

                              Year Ended September 30,
                             ---------------------------
                               1995      1996     1997
                             --------  --------  -------
Medicare...................     55%       52%      52%
Medicaid...................     12        13       14
Private and other sources..     33        35       34
                               ----      ----     ----
     Total.................    100%      100%     100%
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

     The DRG rates are updated annually to account for projected inflation. For several years the annual updates or percentage increases to the DRG rates have been lower than the actual inflation in the cost of goods and services purchased by general hospitals. The inflation index used by HCFA to adjust the DRG rates gives consideration to the cost of goods and services purchased by hospitals as well as non-hospitals (the "market basket"). The increase in the market basket for the year beginning on October 1, 1997 is 2.7%. Pursuant to the Balanced Budget Act of 1997, the net annual updates have been set as follows: federal fiscal year ("FY") 1998, 0%; FY 1999, market basket minus 1.9%; FY 2000, market basket minus 1.8%; FY 2001 and FY 2002, market basket minus 1.1%; and, for FY 2003 and each subsequent FY, the market basket percentage increase. The Company cannot predict how future adjustments by Congress and the HCFA will affect the profitability of its health care facilities.

     Hospitals excluded from the PPS, such as psychiatric and rehabilitation hospitals, receive reimbursement based on their reasonable costs, with limits placed upon the annual rate of increase in operating costs per discharge. Pursuant to the Balanced Budget Act of 1997, the annual updates for FY 1998 is set at 0%. For FY 1999 through FY 2002, the annual update factor is dependent upon where the hospital's costs fall in relation to the limits set by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). The annual update factor will range from 0% to the market basket percentage increase, depending upon whether the hospital's costs are at, below or above the TEFRA target limits. The Company currently has four hospitals that are exempt from the PPS.

     Prior to October 1, 1990, Medicare payments for outpatient hospital-based services were generally the lower of hospital costs or customary charges. Due to federal budget restraints, the Omnibus Budget Reconciliation Act of 1993 ("OBRA-1993") reduced Medicare payments for the majority of outpatient services to the lower of 94.2% of hospital costs, customary charges or a blend of 94.2% of hospital costs and a fee schedule (such fee schedule generally being lower than hospital costs) through FY 1998. The Balanced Budget Act of 1997 extends this reduction through FY 1999 and during FY 2000 before January 1, 2000. The Balanced Budget Act of 1997 also requires the development of a prospective payment system for outpatient services beginning on January 1, 1999. Outpatient laboratory services are paid based on a fee schedule which is substantially lower than customary charges. Certain ambulatory surgery procedures are paid for at a rate based on a blend of hospital costs and the rate paid by Medicare for similar procedures performed in free-standing ambulatory surgery centers. Certain radiology and other diagnostic services are paid on a blend of actual cost and prevailing area charge.

     Payments under the Medicare program for capital related costs, for cost reporting periods prior to October 1, 1991, were made on a reasonable cost basis. Reasonable capital costs generally include depreciation, rent and lease expense, capital interest, property taxes, insurance related to the physical plant, fixed equipment and movable equipment. As a result of changes made to the Social Security Act by the Omnibus Reconciliation Act of 1987 ("OBRA-1987") hospitals paid under PPS for operating costs must be reimbursed for capital costs on a prospective basis, effective with the cost reporting period beginning October 1, 1991 (i.e., FY 1992). HCFA implemented the PPS for capital costs for FY 1992 based upon FY 1989 Medicare inpatient capital costs per discharge updated to FY 1992 by the estimated increase in Medicare capital costs per discharge. A ten year transition period, beginning with FY 1992, was established for the phasing-in of the capital PPS. Under the transition period rules, hospitals with a hospital-specific capital rate below the standard Federal rate are paid on a fully prospective methodology. Hospitals with a hospital-specific rate above the standard Federal rate are paid based on a hold-harmless method or 100% of the standard Federal rate, whichever results in the higher payment. Beginning with cost reporting periods on or after October 1, 2001, at the end of the transition period, all hospitals are to be paid at the standard Federal rate. Pursuant to the Balanced Budget Act of 1997, capital payment rates must be rebased in FY 1998 using the actual rates in effect in FY 1995 and the budget neutrality adjustment factor used to determine the federal capital payment rate on September 30, 1995. In addition, capital rates are reduced by an additional 2.1% by the Balanced Budget Act of 1997.

     The Medicare program reimburses each hospital on a reasonable cost basis for the Medicare program's pro rata share of the hospital's allowable capital costs related to outpatient services. Outpatient capital reimbursement was reduced by 15% (i.e., 85% of outpatient capital costs) during FY 1990 and OBRA 1990 extended the 15% reduction through FY 1991. OBRA-1990 further directed that outpatient capital reimbursement be reduced by only 10% beginning FY 1992 through FY 1995. OBRA-1993 extended the 10% reduction through FY 1998, and the Balanced Budget Act of 1997 continues the 10% reduction for FY 1999 and during FY 2000 before January 1, 2000.

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

     The Balanced Budget Act of 1997 mandates that home health care reimbursement must transition to a prospective payment system on October 1, 1999, as well as a 15% reduction in the cost limits and per beneficiary limits effective September 30, 1999. During a transition period of not longer than 4 years, home health care reimbursement rates will be a blend of agency-specific costs and the regional-specific costs, until a fully prospective payment rate is achieved. The Company currently has 13 hospitals that provide home health care services. The impact of the transition to PPS for home health care services cannot be assessed at this time, since the HCFA has yet to define the regions to be used in determining regional costs.

     The Balanced Budget Act of 1997 mandated numerous other adjustments and reductions to the Medicare system that collectively may impact the Company's operations. With respect to the valuation of capital assets as a result of a change in hospital ownership, the Balanced Budget Act of 1997 eliminates the allowance for return on equity capital, and bases reimbursement on the book value of the assets, recognizing no gain, loss or recapture of depreciation. In addition, the Balanced Budget Act of 1997 mandated the following changes: a) reimbursement for Medicare enrollee deductible and coinsurance bad debts is reduced 25% for FY 1998, 40% for FY 1999 and 45% for FY 2000 and each subsequent year; b) the bonus payments made to hospitals whose costs are below the target amounts is reduced from 5% of the target amount to 2%; and, c) skilled nursing home reimbursement must transition to a prospective payment system, based upon 1995 allowable costs, with a three year transition period beginning on or after July 1, 1998.

     Medicaid. The Medicaid program, created by the Social Security Act of 1965, is designed to provide medical assistance to individuals unable to afford care. Medicaid is a joint federal and state program in which states voluntarily participate. Payment rates and services covered under the Medicaid program are set by each participating state. As a result, Medicaid payment rates and covered services may vary from state to state. Approximately 50% of Medicaid funding comes from the federal government, with the balance shared by the state and local governments. The Medicaid program is administered by individual state governments, subject to compliance with broadly defined federal requirements.

     The Balanced Budget Act of 1997 repealed the Boren Amendment to the Medicaid Act which had been interpreted by the Courts as establishing a federal minimum standard for Medicaid rates payable to hospitals and nursing homes. Congress repealed the Boren Amendment in order to give states greater flexibility in establishing Medicaid payment methods and rates. The Boren Amendment required states to undertake a finding analysis and then to assure the federal government that their Medicaid rates were reasonable and adequate to meet the costs that must be incurred by economically and efficiently operated hospitals in providing care to Medicaid recipients. In place of this minimum standard, Congress has mandated that states employ a rate setting process that requires prior publication and an opportunity for provider comment on the rates. This replacement requirement is effective for rates of payment on and after January 1, 1998.

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

     In addition, Section 1877 of the Social Security Act, which restricts referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements, was amended effective January 1, 1995, to significantly broaden the scope of prohibited physician referrals under the Medicare and Medicaid programs to providers with which they have ownership or certain other financial arrangements (the "Self-Referral Prohibitions"). Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of renumeration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. The Company's participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments. The Company systematically reviews all of its operations to ensure that it complies with the Social Security Act and similar state statutes. In addition, the Company instituted a Corporate compliance program that has been implemented by all of the Company's hospitals, and that is an ongoing, working program to monitor and insure continuing compliance with these statutory prohibitions and requirements.

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

EMPLOYEES AND MEDICAL STAFF

     As of September 30, 1997, the Company had approximately 10,000 full-time and part-time employees, approximately 140 of whom were covered by a collective bargaining agreement. The Company's corporate office staff consisted of 55 people at that date. The Company believes that its relations with employees are satisfactory. In general, the staff physicians at the Company's acute care and psychiatric hospitals are not employees of the Company. The physicians may also be staff members of other hospitals. The Company provides physicians with certain services and assistance. The Company does employ approximately 70 primary care physicians who are located at clinics the Company owns and operates. In addition, the Company's hospitals provide emergency room coverage, radiology, pathology and anesthesiology services by entering into service contracts with physician groups which are generally cancelable on 90 days notice.

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

     The following table presents certain information with respect to the Company's facilities as of September 30, 1997. For more information regarding the utilization of the Company's facilities, see "Item 1. Business -- Selected Operating Statistics".

                                                                                     OWNED      ACQUISITION OR
                                                                        LICENSED   LEASED OR     COMMENCEMENT
                HOSPITAL                      LOCATION         TYPE       BEDS      MANAGED         DATE
-----------------------------------------  --------------  ------------  ------   ----------  ----------------
Paul B. Hall Regional Medical Center       Paintsville,    Acute Care      72        Owned      January 1979
                                           Kentucky                                             (replaced
                                                                                                September 1983)

Williamson Memorial Hospital               Williamson,     Acute Care      76        Owned      June 1979
                                           West Virginia                                        (replaced
                                                                                                June 1987)

Highlands Regional Medical Center          Sebring,        Acute Care     126        Leased     August 1985
                                           Florida

Lake Norman Regional Medical Center(1)     Mooresville,    Acute Care     109        Owned      January 1986
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


Upstate Carolina Regional Medical Center   Gaffney,        Acute Care     125        Owned      March 1988
                                           South Carolina

University Behavioral Center               Orlando,        Psychiatric    100        Owned      January 1989
                                           Florida

SandyPines                                 Tequesta,       Psychiatric     60        Owned      January 1990
                                           Florida

Riverview Regional Medical Center          Gadsden,        Acute Care     281        Owned      July 1991
                                           Alabama


                                                                                     OWNED     ACQUISITION OR
                                                                       LICENSED     LEASED OR   COMMENCEMENT
HOSPITAL                                 LOCATION         TYPE           BEDS        MANAGED       DATE
------------------------------------  --------------  ------------  ---------------  -------  --------------

Parkview Hospital of Topeka           Topeka,         Psychiatric           80       Owned         July 1993
                                      Kansas

Heart of Florida Hospital (2)         Haines City,    Acute Care            51       Owned         August 1993
                                      Florida

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

Byerly Hospital (3)                   Hartsville,     Acute Care            116      Leased        September 1995
                                      South Carolina

Bulloch Memorial Hospital (3)         Statesboro,     Acute Care            158      Leased        October 1995
                                      Georgia

Northwest Mississippi Regional        Clarksdale,     Acute Care            175      Leased        January 1996
Medical Center                        Mississippi     Skilled Nursing        20

Midwest City Regional Hospital        Midwest City,   Acute Care            164      Leased        June 1996
                                      Oklahoma        Psychiatric            30
                                                      Skilled Nursing        20

Stringfellow Memorial Hospital (4)    Anniston,       Acute Care            125      Leased        January 1997
                                      Alabama

Rankin Medical Center (5)             Brandon,        Acute Care            120      Leased        January 1997
                                      Mississippi     Gero-Psych             14
                                                                          -----
    TOTAL LICENSED BEDS OWNED OR LEASED                                   3,108
                                                                          =====


-------------------------


(1) The Company is currently building a replacement hospital for the Lake Norman Regional Medical Center. The total cost of the project is approximately $33,500,000, and is scheduled to open during our fiscal year ending September 30, 1999.

(2) The Company completed and opened a replacement facility for the Heart of Florida Hospital in June 1997. Whereas previous facility was operated by the Company under a lease agreement, the Company now owns the new replacement hospital.

(3) The Company currently operates Byerly Hospital and Bulloch Memorial Hospital under a three-year lease. The Company is required to commence construction of a replacement facility for each location during the initial lease term, which the Company will own upon completion.

(4) In January 1997, the Company entered into a long-term management agreement with the Susie P. Stringfellow Trust for the operation of the Stringfellow Memorial Hospital. The Company paid approximately $18,900,000 in cash at closing, which included the purchase of the hospital's working capital. The Company is obligated to an annual payment of $300,000 to the Trust.

(5) Effective January 1, 1997 the Company entered into a long-term lease agreement with the Rankin County Board of Supervisors. The total consideration approximated $41,611,000, including $37,474,000 in cash paid at closing, the assumption of certain debt, and the purchase of the hospital's working capital.

     The Company currently leases the facilities of Highlands Regional Medical Center, Fishermen's Hospital, Biloxi Regional Medical Center, Crawford Memorial Hospital, Northwest Mississippi Regional Medical Center, Midwest City Regional Hospital and Rankin Medical Center pursuant to long-term leases expiring in 2025, 2011, 2024, 2027, 2025, 2026 and 2026, respectively, which provide the
Company with the exclusive right to use and control the hospital operations. As noted above, the Company entered into three year leases at Byerly Hospital and Bulloch Memorial Hospital, and has committed (subject to regulatory approval) to building a replacement hospital for each of these facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is certain information regarding the executive officers of the Company.

     William J. Schoen, age 62, has served as Chairman of the Board, and Chief Executive Officer of the Company since April 1986. He joined the Company's Board of Directors in February 1983, in December 1983 became its President and Chief Operating Officer, and Co-Chief Executive Officer in December 1985. From 1982 to 1987 Mr. Schoen was Chairman of Commerce National Bank, Naples, Florida, and from 1973 to 1981 he was President, Chief Operating Officer and Chief Executive Officer of The F&M Schaefer Corporation, a consumer products company. From 1971 to 1973, Mr. Schoen was President of the Pierce Glass subsidiary of Indian Head, Inc., a diversified company. In addition to serving on the Company's Board, Mr. Schoen also serves on the Boards of Directors of First Union National Bank of Florida and Horace Mann Insurance Companies.

     Earl P. Holland, age 52, is Vice Chairman. He joined the Company in 1981 as Senior Vice President - Operations. He became Senior Vice President - Marketing and Development in 1984, Executive Vice President - Operations and Development in 1989, and Vice Chairman in 1997. For more than five years prior to 1981, he was employed by Humana, Inc., where he served as Assistant Regional Vice President and as the Executive Director of two hospitals.

     Joseph V. Vumbacco, age 52, is President and Chief Operating Officer. He joined the Company as an Executive Vice President in January 1996 after 14 years with Turner Construction Company, most recently as an Executive Vice President. He was promoted to President and Chief Operating Officer in 1997. Prior to joining Turner, he served as the Senior Vice President and General Counsel for The F&M Schaefer Corporation.

     Stephen M. Ray, age 49, is Senior Vice President - Finance of the Company. A certified public accountant, he joined the Company in 1981 as Controller, became a Vice President in 1983, and a Senior Vice President in 1991. He also served as Treasurer from 1987 to 1988 and most recently Senior Vice President - Administrative Services until his appointment to Senior Vice President - Finance in September 1994. From 1979 until 1981, Mr. Ray was employed by Hospital Affiliates International, Inc., a hospital management company, where he was responsible for reporting compliance and corporate technical accounting.

     Joe D. Pinion, age 51, has served as Senior Vice President - Hospital Operations since January 1996. He joined the Company in 1985 as Executive Director of Highlands Regional Medical Center in Sebring, FL. He became Vice President - Hospital Operations in 1991. Prior to joining HMA in 1985, he was employed by Humana, Inc., for eighteen years in several hospital administration positions.

     Timothy R. Parry, age 43, is Vice President and General Counsel of the Company. He joined the Company in February 1996 as a Divisional Vice-President and Assistant General Counsel after 12 years in the law firm of Harter, Secrest & Emery, the last seven years as partner. Prior to joining Harter, Secrest & Emery he was an Assistant Ohio Attorney General for two years and before that a law clerk for the United States District Court for the Southern District of Ohio.



                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company completed an initial public offering of its Class A Common Stock on February 5, 1991. The Company's Class A Common Stock is listed on the New York Stock Exchange under the Symbol HMA. At December 4, 1997 there were approximately 1,407 record holders of the Company's Class A Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's Class A Common Stock as listed on the New York Stock Exchange. All prices below reflect the effect of 3-for-2 stock splits in the form of stock dividends effective in June 1996 and October 1997.

                                                High     Low
                                              -------  -------
      Fiscal Year Ended September 30, 1996
        First Quarter.......................  $12      $ 8 7/8
        Second Quarter......................   15 3/4   11 1/8
        Third Quarter.......................   16 1/4   13 1/8
        Fourth Quarter......................   16 1/2   11 1/4


      Fiscal Year Ended September 30, 1997
        First Quarter.......................  $16 1/2  $13 1/8
        Second Quarter......................   19 7/8   14 1/4
        Third Quarter.......................   21 1/8   15 7/8
        Fourth Quarter......................   23 3/8   19 3/8

     The Company has not paid any cash dividends since its inception, and does not anticipate the payment of cash dividends in the foreseeable future.

     No equity securities were sold by the Company during Fiscal 1997 which were not registered under the Securities Act.

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


                       HEALTH MANAGEMENT ASSOCIATES, INC.
                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             Year ended September 30,
                                 ------------------------------------------------
                                   1993      1994      1995      1996      1997
                                 --------  --------  --------  --------  --------
Net patient service revenue      $346,767  $438,366  $531,094  $714,317  $895,482
Costs and expenses                290,328   356,636   426,845   575,906   717,173
Income from operations             56,439    81,730   104,249   138,411   178,309
Net income                         32,245    46,536    63,331    84,086   108,322
Net income per share             $    .21  $    .29  $    .39  $    .51  $    .65
Weighted average number of
 common and common equivalent
 shares outstanding               150,161   159,906   162,126   165,674   167,798

At Year End
-----------
Working capital                  $ 75,295  $138,001  $122,747  $106,907  $153,250
Total assets                      325,787   398,813   466,998   591,707   727,561
Short-term debt                     6,111     7,104     6,571     8,438     8,263
Long-term debt                     77,874    75,769    67,721    68,702    49,650
Stockholders' equity              192,653   252,928   317,950   417,739   560,220
Book value per common share      $   1.28  $   1.58  $   1.96  $   2.52  $   3.34

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

     Net patient service revenue for Fiscal 1997 was $895,482,000, as compared to $714,317,000 for the fiscal year ended September 30, 1996 ("Fiscal 1996"). This represented an increase in net patient service revenue of $181,165,000, or 25.4%. Hospitals in operation for the entire period of Fiscal 1996 and Fiscal 1995 ("same store hospitals") provided $45,575,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $135,590,000 included $136,351,000 of net patient service revenue from the January 1996 acquisition of a 195-bed hospital, the June 1996 acquisition of a 206-bed hospital and the January 1997 acquisitions of a 112-bed hospital and a 125-bed hospital, offset by a decrease of $761,000 in Corporate and miscellaneous revenue.

     The Company's hospitals generated 494,977 patient days of service in Fiscal 1997, which produced an overall occupancy rate of 44.8%. During Fiscal 1996 the Company's hospitals generated 419,418 patient days of service for an overall occupancy rate of 43.2%. Admissions in same store hospitals for Fiscal 1997 increased 3.6%, from 75,267 to 78,009.

     The Company's salaries and benefits, supplies and other expenses and provision for doubtful accounts for Fiscal 1997 were $657,456,000, or 73.4% of net patient service revenue, as compared to $529,131,000, or 74.1% of net patient service revenue for Fiscal 1996. Of the total $128,325,000 increase, approximately $25,198,000 related to same store hospitals, which was largely attributable to increased inpatient and outpatient business. Another $100,634,000 of increased operating expenses related to the acquisitions mentioned previously. The remaining increase of $2,493,000 represented an increase in Corporate and miscellaneous other operating expenses. The Company's Fiscal 1997 rent expenses increased by $3,357,000, which resulted both from acquisitions and the expansion of hospital services.

     The Company's earnings before depreciation and amortization, interest and income taxes were $218,582,000 for Fiscal 1997, as compared to $169,099,000 for Fiscal 1996, an increase of $49,483,000 or 29.3%. Same store hospitals accounted for approximately $18,753,000, or 37.9% of the increase.

     The Company's depreciation and amortization costs increased by $9,388,000. Approximately $6,026,000 of the increase resulted from the acquisitions mentioned above with the remaining increase attributable to ongoing building improvements and equipment purchases. Net interest expense increased $197,000, due primarily to decreased investment income earned in Fiscal 1997.

     The Company's income before income taxes was $178,309,000 for Fiscal 1997 as compared to $138,411,000 for Fiscal 1996, an increase of $39,898,000 or 28.8%. As noted above, the increased profitability resulted from an increase in inpatient and outpatient business, improved operating performance of same store hospitals and the contribution from the acquisitions previously mentioned. The Company's provision for income taxes was $69,987,000 for Fiscal 1997, as compared to $54,325,000 for Fiscal 1996. These provisions reflect an effective income tax rate of 39.3% for Fiscal 1997 and Fiscal 1996. As a result of the foregoing, the Company's net income was $108,322,000 for Fiscal 1997 as compared to $84,086,000 for Fiscal 1996.


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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $153,250,000 at September 30, 1997 from $106,907,000 at September 30, 1996, resulting primarily from the increase of cash from operations during Fiscal 1997. The Company's cash flows from operating activities increased by $37,767,000 from $94,569,000 in Fiscal 1996 to $132,336,000 in Fiscal 1997. This resulted primarily from improved profitability and management of the Company's working capital. The use of the Company's cash in investing activities decreased from $140,851,000 in Fiscal 1996 to $110,428,000 in Fiscal 1997, reflecting a smaller amount of funds used for acquisitions during Fiscal 1997. The Company's cash flows from financing activities increased $12,173,000 from $2,128,000 provided in Fiscal 1996 to $14,301,000 provided in Fiscal 1997 due primarily from proceeds received on the exercise of employee stock options and issuance of common stock related thereto.

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

     The Company currently has a $300,000,000 Amended and Restated Credit Agreement with a syndicate of banks. Interest accrues at the option of the Company at either the prime rate of interest, a fixed certificate of deposit rate of the agent bank or a LIBOR rate. Under all methods, interest payments are required quarterly. The interest rate is subject to adjustments based upon certain debt-related financial statement ratios provided under the Amended and Restated Credit Agreement. As of September 30, 1997, there were no outstanding balances. The $300,000,000 Amended and Restated Credit Agreement permits the Company to borrow under a revolving credit loan at any time through November 30, 1999, at which time any outstanding balance becomes due and payable.

     The Company also has a revolving credit facility with a bank which provides a $10,000,000 unsecured line of credit commitment through January 31, 1998. All outstanding loans under this revolving credit facility are due on January 31, 1998. Interest on the outstanding loans is payable at the bank's Index Rate (prime) less 1/2%. As of September 30, 1997, there were no amounts outstanding under this line.

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

     Effective January 1, 1997 the Company acquired by long-term lease the 112-bed Rankin Medical Center in Brandon, Mississippi. The total consideration was approximately $41.6 million, including $37.5 million in cash. Operating results of the hospital have been included in the Company's Statements of Income from the date of acquisition.

     Effective January 1, 1997 the Company entered into a long-term management agreement with the Susie P. Stringfellow Trust for the operation of the 125-bed Stringfellow Memorial Hospital in Anniston, Alabama. Total cash paid at closing approximated $18.9 million, which included the purchase of the hospital's working capital. Operating results of the hospital have been included in the Company's Statements of Income from the date of acquisition.

     The Company had a number of hospital renovation/expansion projects underway at September 30, 1997. In addition, the Company plans to replace four of its existing hospitals over the next four years, subject to approval by the appropriate regulatory agencies. At September 30, 1997 there were hospital renovation and expansion commitments of approximately $50.6 million outstanding, of which $3.6 million was paid at September 30, 1997.

     The Company anticipates spending approximately $50,000,000 for ongoing capital equipment and renovations in Fiscal 1998. At the present time, cash on hand, internally generated funds in the year ending September 30, 1997 ("Fiscal 1997"), and funds available under the Credit Facilities are expected to be sufficient to satisfy the Company's requirements for capital expenditures, future acquisitions and working capital in Fiscal 1998.

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

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                              ------

Health Management Associates, Inc.
 Consolidated Financial Statements:
   Report of Independent Certified Public Accountants .........  26
   Consolidated Statements of Income -- for the years ended
     September 30, 1997, 1996 and 1995 ........................  27
   Consolidated Balance Sheets --September 30, 1997 and 1996 .. 28 Consolidated Statements of Stockholders' Equity -- for the
     years ended September 30, 1997, 1996 and 1995 ............  30
   Consolidated Statements of Cash Flows -- for the years
     ended September 30, 1997, 1996 and 1995...................  31
   Notes to Consolidated Financial Statements .................  33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Health Management Associates, Inc.

     We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. and subsidiaries at September 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Ernst & Young LLP



Atlanta, Georgia
October 24, 1997

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                Year ended September 30,
                                                          -------------------------------------
                                                             1997         1996         1995
                                                          -----------  -----------  -----------

Net patient service revenue .........................    $895,482,000 $714,317,000 $531,094,000

Costs and expenses:
  Salaries and benefits..............................     310,992,000  247,917,000  179,483,000
  Supplies and other.................................     269,570,000  216,451,000  162,183,000
  Provision for doubtful accounts....................      76,894,000   64,763,000   48,338,000
  Depreciation and amortization......................      36,561,000   27,173,000   20,562,000
  Rent expense.......................................      19,444,000   16,087,000   12,658,000
  Interest, net......................................       3,712,000    3,515,000    3,621,000
                                                          -----------  -----------  -----------
      Total costs and expenses ......................     717,173,000  575,906,000  426,845,000
                                                          -----------  -----------  -----------

Income before income taxes...........................     178,309,000  138,411,000  104,249,000

Provision for income taxes...........................      69,987,000   54,325,000   40,918,000
                                                          -----------  -----------  -----------

Net income ..........................................    $108,322,000  $84,086,000  $63,331,000
                                                          ===========   ==========  ===========

Net income per share ................................    $        .65  $        .51 $        .39
                                                          ===========   ===========  ===========

Weighted average number of common and
 common equivalent shares outstanding ...............     167,798,000   165,674,000  162,126,000
                                                          ===========   ===========  ===========


                       HEALTH MANAGEMENT ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                              September 30,
                                                      -------------------------
                                                          1997         1996
                                                      ------------ ------------
Current assets:
  Cash and cash equivalents..........................   $67,381,000 $ 31,172,000
  Accounts receivable, less allowance for doubtful
    accounts of $44,055,000 and $54,125,000 in 1997
    and 1996, respectively...........................   119,349,000  103,112,000
  Accounts receivable -- other.......................    13,547,000   11,435,000
  Supplies, at cost..................................    15,597,000   12,372,000
  Prepaid expenses and other assets..................     5,992,000    5,097,000
  Funds held by trustee..............................     1,225,000    2,276,000
  Deferred income taxes..............................    13,039,000   12,339,000
                                                        -----------   ----------

     Total current assets............................   236,130,000  177,803,000


Property, plant and equipment:
  Land and improvements..............................    17,993,000   15,933,000
  Buildings and improvements.........................   309,717,000  245,885,000
  Leaseholds.........................................    83,731,000   65,520,000
  Equipment..........................................   188,893,000  159,623,000
  Construction in progress...........................    13,418,000   17,989,000
                                                        -----------   ----------
                                                        613,752,000  504,950,000

  Less accumulated depreciation and amortization.....   141,033,000  107,206,000
                                                        -----------  -----------

    Net property, plant and equipment................   472,719,000  397,744,000

Funds held by trustee ...............................       944,000      136,000

Deferred charges and other assets ...................    17,768,000   16,024,000
                                                       ------------ ------------


                                                       $727,561,000 $591,707,000
                                                       ============ ============


                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                           September 30,
                                                                       --------------------
                                                                         1997         1996
                                                                       -------      -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable....................................                $33,943,000   $28,754,000
 Accrued interest....................................                  1,512,000     1,940,000
 Accrued payroll and related taxes...................                 16,866,000    12,131,000
 Accrued expenses and other liabilities..............                 19,075,000    15,653,000
 Income taxes - currently payable and deferred.......                  3,221,000     3,980,000
 Current maturities of long-term debt................                  8,263,000     8,438,000
                                                                     -----------   -----------
  Total current liabilities..........................                 82,880,000    70,896,000



Deferred income taxes................................                 18,699,000    19,099,000
Other long-term liabilities..........................                 16,112,000    15,271,000
Long-term debt.......................................                 49,650,000    68,702,000



Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
  authorized.........................................                          -           -
 Common stock, Class A, $.01 par value, 300,000,000
  shares authorized, 162,705,000 and 158,549,000
  shares issued and outstanding at
  September 30, 1997 and 1996, respectively..........                  1,627,000     1,585,000
 Additional paid-in-capital..........................                182,780,000   148,663,000
 Retained earnings...................................                375,813,000   267,491,000
                                                                    ------------  ------------

   Total stockholders' equity........................                560,220,000   417,739,000
                                                                    ------------  ------------
                                                                    $727,561,000  $591,707,000
                                                                    ============  ============



                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995


                                               Additional
                                   Common      Paid-in        Retained
                                    Stock      Capital         Earnings
                                 ---------- -------------   ------------
Balance at September 30, 1994..  $1,550,000  $131,304,000  $120,074,000

  Exercise of stock options....       6,000     1,685,000             -
  Net income...................           -             -    63,331,000
                                 ----------  ------------  ------------


Balance at September 30, 1995..   1,556,000   132,989,000   183,405,000

  Exercise of stock options....      29,000     9,439,000             -
  Tax benefit from exercise
    of stock options...........           -     6,235,000             -
  Net income...................           -             -    84,086,000
                                 ----------  ------------  ------------


Balance at September 30, 1996     1,585,000   148,663,000   267,491,000

  Exercise of stock options....      42,000    16,118,000             -
  Tax benefit from exercise
    of stock options...........           -    17,999,000             -
  Net income...................           -             -   108,322,000
                                 ----------  ------------  ------------

Balance at September 30, 1997 .. $1,627,000  $182,780,000  $375,813,000
                                 ========== =============  ============

                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year ended September 30,
                                            --------------------------------------------
                                                1997            1996           1995
                                            -------------  --------------  -------------
Cash flows from operating activities:
  Net income .............................  $108,322,000   $  84,086,000   $ 63,331,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization.......    36,561,000      27,173,000     20,562,000
      (Gain) loss on sale of fixed
        assets............................       (92,000)        211,000        116,000
      (Decrease) increase in deferred
        and other income taxes............      (400,000)        700,000       (900,000)
      Changes in assets and liabilities,
        net of effects of acquisitions
        and dispositions:
          Accounts receivable.............   (12,648,000)    (19,898,000)   (11,912,000)
          Supplies........................    (2,372,000)     (1,492,000)       107,000
          Prepaid expenses and
            other assets..................      (478,000)        421,000       (876,000)
          Deferred charges and
            other assets..................    (3,302,000)     (7,034,000)    (3,328,000)
          Accounts payable................     2,425,000       3,370,000      5,619,000
          Accrued payroll, interest and
            other liabilities.............     4,938,000         737,000      3,448,000
          Income taxes -- currently
            payable and deferred..........    (1,459,000)      3,321,000     (2,988,000)
          Other long-term liabilities ....       841,000       2,974,000      1,043,000
                                            ------------   -------------   ------------
Net cash provided by
  operating activities....................   132,336,000      94,569,000     74,222,000
                                            ------------   -------------   ------------
Cash flows from investing activities:
  Acquisition of facilities, net of
    cash acquired.........................   (51,467,000)    (99,639,000)   (73,960,000)
  Other additions to property, plant
    and equipment.........................   (59,349,000)    (41,239,000)   (22,938,000)
  Proceeds from sale of assets............       388,000          27,000         57,000
                                            ------------   -------------   ------------
Net cash used in investing
  activities..............................  (110,428,000)   (140,851,000)   (96,841,000)
                                            ------------   -------------   ------------

                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                   Year ended September 30,
                                          -------------------------------------------
                                              1997           1996           1995
                                          -------------  -------------  -------------

Cash flows from financing activities:
  Proceeds from long-term borrowings....    $   520,000  $    708,000   $  1,097,000
  Principal payments on debt ...........    (20,621,000)   (7,187,000)   (14,044,000)
  Proceeds from issuance of common
    stock, net..........................     34,159,000     9,468,000      1,691,000
  Decrease (increase) in funds
    held by trustee.....................        243,000      (861,000)      (183,000)
                                            -----------  ------------   ------------

Net cash provided by (used in)
  financing activities..................     14,301,000     2,128,000    (11,439,000)
                                            -----------  ------------   ------------

Net increase (decrease) in cash.........     36,209,000   (44,154,000)   (34,058,000)

Cash and cash equivalents at
   beginning of period..................     31,172,000    75,326,000    109,384,000
                                            -----------  ------------   ------------

Cash and cash equivalents at
   end of period........................    $67,381,000  $ 31,172,000   $ 75,326,000
                                            ===========  ============   ============



Supplemental schedule of noncash
  investing and financing activities:
    Fair value of assets acquired
      (including cash)..................    $57,896,000  $116,588,000   $ 76,710,000
    Consideration paid..................     51,467,000    99,639,000     73,960,000
                                            -----------  ------------   ------------
    Liabilities assumed.................    $ 6,429,000  $ 16,949,000   $  2,750,000
                                            ===========  ============   ============


See notes 4 and 5 for additional cash flows information.


                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Health Management Associates, Inc. ("the Company"), through its subsidiary companies, substantially all of which are wholly-owned, provides health care services to patients in owned and leased facilities and provides management services under contracts to other health care organizations in the southeast and southwest United States. The Company consistently applies the following significant accounting policies:

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

     f.  Net patient service revenue

     Approximately 66%, 65% and 67% of gross patient service revenue for the years ended September 30, 1997, 1996 and 1995, respectively, relates to services rendered to patients covered by Medicare and Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. Provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs' principles of payment/reimbursement (either prospectively determined or retrospectively determined costs). Final settlements under these programs are

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

subject to administrative review and audit, and provision is currently made for adjustments which may result. Estimated settlements under these programs are netted in accounts receivable in the accompanying consolidated balance sheets.

     Net patient service revenue is presented net of provisions for contractual adjustments and other allowances of $1,039,489,000, $802,931,000 and $602,201,000 in 1997, 1996 and 1995, respectively, in the accompanying consolidated statements of income. In the ordinary course of business the Company renders services in its facilities to patients who are financially unable to pay for the hospital care. The value of these services to patients who are unable to pay is not material to the Company's consolidated results of operations.

     g.  Income taxes

     Deferred income taxes at September 30, 1997 and 1996 relate principally to differences in the recognition of certain income and expense items for income tax and financial reporting purposes (see Note 5).

     h. Net income per share

     Net income per share is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods presented.

     i. Earnings per share

     In February 1997 the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings per Share" ("Statement 128") which is required to be adopted for accounting periods ending after December 15,1997.
For the first quarter ended December 31, 1997, the Company will be required to change the method currently used to compute earnings per share and restate prior periods. Under the new requirements for calculating earnings per share, the Company will be required to present "Basic EPS" and "Fully Diluted EPS." Basic EPS excludes dilutive securities such as stock options, while Fully Diluted EPS includes such securities in its calculation. Management believes the impact of the adoption of Statement 128 will not be material.

2.   ACQUISITIONS AND DISPOSITIONS

     During 1997 the Company acquired certain assets of two hospitals through one long-term lease agreement and one long-term management agreement totaling $57,896,000, including $51,467,000 in cash. During 1996 the Company acquired certain assets of two hospitals through long-term lease agreements for consideration totaling $116,588,000, including $99,639,000 in cash. During 1995 the Company acquired certain assets of three hospitals through one purchase and two asset purchase and short-term lease agreements for consideration totaling $76,710,000, including $73,960,000 in cash.

     The operating results of the foregoing hospitals have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma combined summary of operations of the Company for each of the three years ended September 30, 1997 give effect

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)


to the operation of the hospitals purchased in 1997, 1996 and 1995 as if the acquisitions had occurred as of October 1, 1995, 1994 and 1993, respectively:

                                                                      1997          1996         1995
                                                                 --------------  -----------  -----------
                                                                  (In thousands, except per share data)

  Net patient service revenue..................................        $909,856  $   828,352  $   710,436
  Net income...................................................        $108,625  $    85,982  $    66,746
  Net income per share.........................................            $.65         $.52  $       .41

3.    LONG-TERM DEBT
      The Company's long-term debt consists of the following:

                                                                                       September 30,
                                                                                 -------------------------
                                                                                        1997         1996
                                                                                 -------------  -----------

Revolving Credit Agreements (a)................................                  $         -  $         -
Industrial Revenue Bond Issues (b).............................                    6,860,000    7,360,000
Mortgage notes, secured by real and
  personal property............................................                   36,102,000   51,225,000
Various mortgage and installment notes and
  debentures, some secured by equipment,
  at interest rates ranging from 6% to
  prime plus 1%, payable through 2005..........................                    8,063,000   10,387,000
Capitalized lease obligations (see Note 4).....................                    6,888,000    8,168,000
                                                                                 -----------  -----------
                                                                                  57,913,000   77,140,000
Less current maturities........................................                    8,263,000    8,438,000
                                                                                 -----------  -----------

                                                                                 $49,650,000  $68,702,000
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

     b.  Industrial Revenue Bond Issues

     The Company has one Industrial Revenue Bond issue outstanding at September 30, 1997 and 1996, which is secured by all real and personal property of the facility with an aggregate net book value of $12,325,000 and $12,743,000, respectively, and a pledge of the stock of the subsidiary owning the facility; payment of principal and interest is unconditionally guaranteed by the Company. The bonds are serial bonds with maturities and rates ranging from September 1, 2005 to September 1, 2011 and 8.5% to 8.75%, respectively. The Company makes monthly sinking-fund payments in amounts sufficient to cover principal and interest payment requirements.

     c.  Mortgage Notes

     At September 30, 1997 the Company has three mortgage notes which are secured by all the real and personal property of the respective facilities with a net book value of $32,678,000.

     The notes are payable in various installments with maturity dates ranging from 1999 through 2005 and carry interest rates ranging from prime to 11.5%. The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its $30,000,000 floating rate mortgage loan. This agreement effectively fixes the interest rate on the loan at 8.63%.

     Maturities of long-term debt for the next five years are as follows:

                    1998          $ 8,263,000
                    1999            6,501,000
                    2000           15,371,000
                    2001            3,000,000
                    2002            2,904,000
                    Thereafter     21,874,000

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   LEASES

     The Company leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Future minimum operating and capital lease payments, including amounts relating to leased hospitals, are as follows at September 30, 1997:

                                                                               Operating           Capital
                                                                         ----------------------  -----------
                                                                           Real
September 30,                                                            Property    Equipment    Equipment      Total
-------------                                                            ---------  -----------  -----------  -----------


1998 ........................................................          $ 4,059,000  $ 6,824,000  $ 2,371,000  $13,254,000

1999.........................................................            2,551,000    5,923,000    1,759,000   10,233,000

2000.........................................................            2,226,000    4,661,000    1,134,000    8,021,000

2001.........................................................            2,070,000    3,212,000      454,000    5,736,000

2002.........................................................            1,865,000    1,359,000      320,000    3,544,000

Thereafter ..................................................           20,422,000      327,000    7,040,000   27,789,000

                                                                        ----------  -----------  -----------  -----------


Total minimum payments                                                 $33,193,000  $22,306,000   13,078,000  $68,577,000

                                                                        ==========  ===========               ===========


Less amounts
  representing interest                                                                            6,190,000
                                                                                                 -----------

Present value of
  minimum lease
  payments...................................................                                    $ 6,888,000
                                                                                                 ===========

      The following summarizes amounts related to equipment leased by the Company under capital leases:

                                                                             September 30,
                                                                       -----------------------
                                                                           1997         1996
                                                                       -----------  -----------
            Equipment........................................          $ 7,999,000  $ 7,487,000
            Accumulated amortization.........................            3,677,000    1,950,000
                                                                       -----------  -----------
            Net book value...................................          $ 4,322,000  $ 5,537,000
                                                                       ===========  ===========

     The Company entered into capitalized leases of $777,000, $4,427,000 and $802,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.    INCOME TAXES
     The significant components of the provision for income taxes are as follows:

                                                                                        Year ended September 30,
                                                                               ------------------------------------------
                                                                                    1997           1996          1995
                                                                               -------------   ------------  ------------
Federal:
 Current...............................................................        $  63,957,000   $51,506,000   $36,844,000
 Deferred:
  Current..............................................................               90,000    (4,797,000)     (751,000)
  Non-current..........................................................             (229,000)      940,000      (841,000)
                                                                               -------------   -----------   -----------
    Total Federal......................................................           63,818,000    47,649,000    35,252,000
State
 Current and deferred..................................................            6,169,000     6,676,000     5,666,000
                                                                               -------------   -----------   -----------
   Total...............................................................        $  69,987,000   $54,325,000   $40,918,000
                                                                               =============   ===========   ===========

    An analysis of the Company's effective income tax rates is as follows:

                                                                                       Year ended September 30,
                                                                        -----------------------------------------------------
                                                                              1997             1996                1995
                                                                        ---------------     -------------     ---------------
                                                                                        (dollars in thousands)
Statutory income
 tax rate .............................................................  $62,408  35.0%     $48,444  3.5%     $ 36,487  35.0%

State income taxes, net
 of Federal benefit....................................................    4,010   2.2        4,339  3.1         3,683   3.5

Other items (each less
 than 5% of computed  tax).............................................    3,569   2.1        1,542  1.2           748    .8
                                                                         -------  ----     -------  ----      --------   ----

  Total................................................................  $69,987  39.3%     $54,325 39.3%     $ 40,918  39.3%
                                                                         =======  ====      =======  ====     ========  =====


                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   INCOME TAXES (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred income tax assets and liabilities are comprised of the following:

                                                  September 30,
                                             ------------------------
                                                1997         1996
                                             -----------  -----------

     Deferred income tax liabilities:
          Depreciable assets                 $25,238,000  $25,319,000
          Amortization of prior year's
            cash basis deductions                      -      458,000
                                             -----------  -----------
                                              25,238,000   25,777,000
     Deferred income tax assets:
          Self insurance liability risks       4,209,000    3,596,000
          Allowance for doubtful accounts     10,361,000   10,860,000
          Cash basis method of accounting      5,008,000    4,561,000
                                             -----------  -----------
                                              19,578,000   19,017,000
     Valuation allowance for
         deferred income tax assets                    -            -
                                             -----------  -----------
     Net deferred income tax assets           19,578,000   19,017,000
                                             -----------  -----------

     Net deferred income tax liabilities     $ 5,660,000  $ 6,760,000
                                             ===========  ===========

     Income taxes paid (net of refunds) amounted to $53,842,000, $47,853,000 and $44,807,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

6.   RETIREMENT PLAN

     The Company has a defined contribution retirement plan which covers all eligible employees at its hospitals and the corporate office. This plan includes a provision for the Company to match a portion of employee contributions. Total retirement program expense was $2,434,0000, $2,136,000 and $1,676,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

7.   STOCKHOLDERS' EQUITY

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma disclosure of alternative fair value accounting is then required under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), utilizing an option valuation model.

     The Company has a 1991 Stock Option Plan, a 1993 Stock Option Plan and a 1996 Executive Incentive Compensation Plan for the granting of options to key employees of the Company. All options granted have 10 year terms and vest and become fully exerciable at the end of 3 years of continued employment.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   STOCKHOLDERS' EQUITY (CONTINUED)

     Pertinent information covering the plans is summarized below:

                                                                               Price             Weighted
                                                                Shares         Range           Average Price
                                                             ------------  --------------     --------------
     Balance at September 30, 1994                            11,237,000   $ 1.87 -$ 6.74        $ 3.63
          Granted                                              2,991,000             7.74          7.75
          Exercised                                             (552,000)    1.87 -  6.74          2.81
          Terminated                                            (623,000)    3.11 -  6.74          3.49
                                                              ----------
     Balance at September 30, 1995                            13,053,000     1.87 -  7.74          4.62
          Granted                                              1,880,000    12.50 - 15.50         14.76
          Exercised                                           (2,631,000)    1.87 -  7.74          3.27
          Terminated                                             (87,000)    3.11 - 15.50          7.26
                                                              ----------
     Balance at September 30, 1996                            12,215,000     1.87 - 15.50          6.45
          Granted                                              4,842,000            19.08         19.08
          Exercised                                           (3,855,000)    1.87 - 15.50          4.39
          Terminated                                             (27,000)    6.74 - 19.08         14.97
                                                              ----------
     Balance at September 30, 1997                            13,175,000     1.87 - 19.08          5.37
                                                              ==========
     Exercisable at
      September 30, 1997                                       6,114,000
                                                              ==========

     The following table summarizes information concerning currently outstanding and exercisable options:


                        Options Outstanding                    Options Exercisable
  --------------------------------------------------------   -----------------------
                                    Weighted
                                     Average     Weighted                  Weighted
       Range of                     Remaining     Average                   Average
       Exercise         Number     Contractual   Exercise       Number     Exercise
        Prices        Outstanding     Life         Price      Exercisable    Price
  -----------------   -----------  -----------   ---------    -----------  --------
     $ 1.87-$ 7.74      6,537,000      6.2      $   5.37        5,696,000    $ 5.15
     $12.50-$19.08      6,638,000      9.4      $  17.90          418,000    $15.46


     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 6%; no dividend yields; volatility factor of the expected market price of the Company's common stock of .349; and weighted average expected lives of the options of 5 and 7 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   STOCKHOLDERS' EQUITY (CONTINUED)

Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                         1997         1996
                                     ------------  -----------
     Pro forma net income            $103,260,000  $83,062,000
     Pro forma earnings per share    $        .62  $       .50

     At September 30, 1997 there were approximately 4,449,000 shares of unissued common stock reserved for issuance under the plans. In addition, the Company has granted options for shares of Class A Common Stock to four non-employee directors. At September 30, 1997 there were approximately 137,000 options outstanding at $1.87 to $18.50 per share, expiring in 2001 through 2007.

     The Company also has a Stock Incentive Plan for corporate officers and management staff. This plan provides for the awarding of additional compensation to key personnel in the form of Company stock. The stock will be issued to the grantee four years after the date of grant, provided the individual is still an employee of the Company. At September 30, 1997 there were approximately 537,000 shares reserved under the plan, for which the Company has recorded approximately $1,200,000 of compensation expense for the each of the three years in the period ended September 30, 1997.

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

9.   COMMITMENTS

     The Company has a number of hospital renovation/expansion projects underway at September 30, 1997. In addition, the Company plans to replace four of its existing hospitals over the next four years, subject to approval by the appropriate regulatory agencies. At September 30, 1997 there were hospital renovation and expansion commitments of approximately $50.6 million outstanding, of which approximately $3.6 million was paid at September 30, 1997.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  SUBSEQUENT EVENTS

     On September 25, 1997 the Company's Board of Directors approved a three-for-two stock split on the Company's Common Stock in the form of a 50% stock dividend to shareholders of record on October 6, 1997. All share and per share data in the accompanying consolidated financial statements and footnotes have been restated for all periods presented to reflect the effect of the stock split.

     The Company has entered into three agreements to acquire a total of four hospitals, subject to certain regulatory approvals. The Company expects to complete the transactions before the end of February, 1998. The total consideration involved is approximately $210 million, which includes $93 million in cash, $80 million in Company stock and the assumption of $37 million in debt.

11.  QUARTERLY DATA (UNAUDITED)

                              For the two years ended September 30, 1997
                                (in thousands, except per share data)

                                        Quarter
                            1st       2nd       3rd       4th      Total
                         ---------  --------  --------  --------  --------

   1997
----------

Net patient
  service revenue......   $199,162  $237,792  $232,691  $225,837  $895,482
Income before income
  taxes................     32,722    52,577    51,030    41,980   178,309
Net income.............     19,877    31,942    31,001    25,502   108,322
Net income per share...   $    .12  $    .19  $    .18  $    .15  $    .65

Weighted average
  number of shares.....    166,418   167,528   168,171   169,199   167,798


   1996
----------

Net patient
  service revenue......   $151,943  $184,825  $184,356  $193,193  $714,317
Income before income
  taxes................     24,773    41,102    39,795    32,741   138,411
Net income.............     15,049    24,970    24,176    19,891    84,086
Net income per share...   $    .09  $    .15  $    .15  $    .12  $    .51

Weighted average
  number of shares.....    164,081   165,645   166,304   166,143   165,674

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is (I) incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 17, 1998 under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's fiscal year and (ii) set forth under "Executive Officers of the Registrant" in Part I of this Report.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on February 17, 1998 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 17, 1998 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 17, 1998 under "Certain Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

Item 14(a)(1), 14(a)(2) and 14(d):

    Schedule II - Valuation and Qualifying Accounts

    The following financial statement schedule is filed as part of this Report at page 45 hereof.


    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 14(a)(3) and 14(c):  See Index to Exhibits.

Item 14(b):

     During the last quarter of the fiscal year ended September 30, 1997, the Registrant did not file a Current Report on Form 8-K.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                             Balance at   Acquisitions                  Charged                     Balance at
                            Beginning of      and        Charges to     to other                      End of
                                Period     Dispositions  Operations(a)   Accounts    Deductions(b)    Period
                             ------------  ------------  -------------   --------  -------------      --------
Year ended September 30, 1995
 Allowance for doubtful
  accounts..................  $21,343       $ 4,318       $48,338       $    -        $ 45,665        $28,334
                              =======       =======       =======       =========     ========        =======




Year ended September 30, 1996
 Allowance for doubtful
  accounts..................  $28,334       $19,107       $64,763       $    -        $ 58,079        $54,125
                              =======       =======       =======       =========     ========        =======




Year ended September 30, 1997
 Allowance for doubtful
  accounts..................  $54,125       $ 2,831       $90,301       $    -        $103,202        $44,055
                              =======       =======       =======       =========     ========        =======

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

HEALTH MANAGEMENT ASSOCIATES, INC.



By  /s/ William J. Schoen       Chairman of the Board,
    --------------------------- President and
      William J. Schoen         Chief Executive Officer     December 9, 1997



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



/s/ William J. Schoen           Chairman of the Board,
----------------------------    President and
    William J. Schoen           Chief Executive Officer     December 9, 1997
                                (Principal Executive
                                Officer)


/s/ Stephen M. Ray              Senior Vice President -
----------------------------    Finance
    Stephen M. Ray              (Principal Financial        December 9, 1997
                                Officer and Principal
                                Accounting Officer)


/s/ Kent P. Dauten              Director
----------------------------
    Kent P. Dauten                                          December 9, 1997


                                Director
----------------------------
    Robert A. Knox                                          December 9, 1997



/s/ Charles R. Lees             Director
----------------------------
    Charles R. Lees                                         December 9, 1997



 /s/ Kenneth D. Lewis           Director
----------------------------
     Kenneth D. Lewis                                       December 9, 1997

                                Director
----------------------------
     William E. Mayberry, M.D.                              December 9, 1997

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

4.3/(t)/       Credit Agreement dated May 6, 1996 between First Union National
          Bank of Florida and the Company pertaining to a $10 million working capital and cash management line of credit. (Exhibit 4.3 )

4.4/(v)/       Amendment Agreement No. 1 to Fourth Amended and Restated
          Revolving Credit and Reimbursement Agreement made as of September 30, 1996. (Exhibit 4.1)

4.5 Certificate of Amendment to Fifth Restated Certificate of Incorporation is included herein as Exhibit 4.5 at page 56 of this Report.

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

10.20/(e)/     Lease dated as of July 1, 1986 between Fishermen's Hospital, Inc.
               and Marathon H.M.A., Inc. (Exhibit 28.1)

10.21/(h)/     First Amendment of the July 1, 1986 Lease Agreement by and
               between Fisher men's Hospital, Inc. and Marathon H.M.A., Inc.
               dated December 18, 1991. (Exhibit 28.1)

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

10.60/(q)/     Amendment No. 4 to the Health Management Associates, Inc. 1993
               Non-Statutory Stock Option Plan. (Exhibit 10.4)

10.61/(q)/     Amendment No. 5 to the Health Management Associates, Inc. 1993
               Non-Statutory Stock Option Plan. (Exhibit 10.5)

10.62/(p)/     Health Management Associates, Inc. 1996 Executive Incentive
               Compensation Plan. (Exhibit 99.15)

10.63/(r)/     Amendment No. 1 to the Health Management Associates, Inc. 1996
               Executive Incentive Compensation Plan. (Exhibit 10.1)

10.64/(t)/     Second Amendment to the Health Management Associates, Inc.
               Supplemental Executive Retirement Plan, dated September 17, 1996.
               (Exhibit 10.64)

10.65/(u)/     Hospital Management Agreement by and between Anniston HMA, Inc.
               and the Trust created under the last will and testament of Susie
               P. Stringfellow, entered into on January 24, 1997. (Exhibit 10.1)

10.66/(v)/     Amendment Agreement No. 1 to Term Loan Agreement by and among
               Riverview Regional Medical Center, Inc. and NationsBank, National
               Association (South) and The Bank of Nova Scotia, made as of
               December 5, 1996. (Exhibit 10.1)

(11) STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

11.1      Statement re computation of per share earnings is included herein as
          Exhibit 11.1 at page 58 of this Report.

(12) STATEMENTS RE COMPUTATION OF RATIOS

     Not applicable.

(13) ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS

     Not applicable.

(16) LETTER RE CHANGE IN CERTIFYING ACCOUNTANT

     Not applicable.

(18) LETTER RE CHANGE IN ACCOUNTING PRINCIPLES

     Not applicable.

(21) SUBSIDIARIES OF THE REGISTRANT

21.1 Subsidiaries of the registrant are listed on Exhibit 21.1 included herein at page 59 of this Report.

(22) PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

     None.

(23) CONSENTS OF EXPERTS AND COUNSEL

23.1      Consents of Ernst & Young LLP are filed as part of this Report as
          Exhibit 23.1 at page 60  hereof.

(24) POWER OF ATTORNEY

     Not applicable.

(27) FINANCIAL DATA SCHEDULE

27.1      Financial Data Schedule is filed as part of this Report as Exhibit
          27.1 at page 61 hereof.

(28) INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE REGULATORY
     AUTHORITIES

     Not applicable.

(99) ADDITIONAL EXHIBITS

     None.
______________________________

(a) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-
     5341). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

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

(m) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

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

(t) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(u) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(v) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.