Form 10-Q
period 1997-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 1998-02-12
CIK 792985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1997

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
   ------------------------------------------------------------------------
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

                                                            Yes  X   No ___
                                                                ---

At February 2, 1998, the following shares of the Registrant were outstanding:

          Class A Common Stock                   163,815,720 shares

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION                                  Page

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Statements of Income --
       Three Months Ended December 31, 1997 and 1996..............    3

     Condensed Consolidated Balance Sheets--
       December 31, 1997 and September 30, 1997...................    4

     Condensed Consolidated Statements of Cash Flows--
       Three Months Ended December 31, 1997 and 1996...............   5

     Notes to Interim Condensed Consolidated Financial Statements..   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS....................... 7-8

PART II. OTHER INFORMATION.........................................   9

SIGNATURES.........................................................  10

INDEX TO EXHIBITS..................................................  11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                       HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                            Three months ended
                                                December 31,
                                      --------------------------------
                                             1997             1996
                                      ------------------  ------------

Net patient service revenue.........        $234,570,000  $199,162,000

Costs and expenses:
   Salaries and benefits............          84,567,000    71,943,000
   Supplies and expenses............          71,080,000    61,316,000
   Provision for doubtful accounts..          21,972,000    19,348,000
   Depreciation and amortization....          10,172,000     8,330,000
   Rent expense.....................           5,461,000     4,428,000
   Interest, net....................             433,000     1,075,000
                                            ------------  ------------
       Total costs and expenses.....         193,685,000   166,440,000
                                            ------------  ------------

Income before income taxes..........          40,885,000    32,722,000

Provision for income taxes .........          16,048,000    12,845,000
                                            ------------   -----------
Net income .........................        $ 24,837,000  $ 19,877,000
                                            ============  ============

Net income per share:
    Basic...........................        $        .15  $        .13
    Diluted.........................        $        .15  $        .12
                                            ============  ============

Weighted average number of
   shares outstanding:
    Basic................................    163,219,000   159,013,000
    Diluted..............................    167,537,000   163,771,000
                                            ============  ============

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------

                                                     December 31,   September 30,
                                                         1997            1997
                                                     -----------    ------------
                                                     (Unaudited)
Current assets:
 Cash and cash equivalents.........................    $ 72,387,000  $ 67,381,000
 Receivables--net..................................     145,670,000   132,896,000
 Supplies, prepaids and other assets...............      24,961,000    21,589,000
 Funds held by trustee.............................       1,857,000     1,225,000
 Income taxes - deferred...........................      13,039,000    13,039,000
                                                       ------------  ------------
   Total current assets............................     257,914,000   236,130,000

Property, plant and equipment ......................    644,195,000   613,752,000
 Less accumulated depreciation and amortization....
                                                        150,720,000   141,033,000
  Net property, plant and equipment................    ------------  ------------
                                                        493,475,000   472,719,000
Other assets:
 Funds held by trustee.............................         943,000       944,000
 Deferred charges and other assets.................      16,409,000    17,768,000
                                                       ------------  ------------
   Total...........................................      17,352,000    18,712,000
                                                       ------------  ------------
                                                       $768,741,000  $727,561,000
                                                       ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
              ---------------------------------------------------

Current liabilities:
 Accounts payable..................................    $ 35,518,000  $ 33,943,000
 Accrued expenses and other liabilities............      38,220,000    37,453,000
 Current maturities of long-term debt..............       8,540,000     8,263,000
 Income taxes--currently payable and deferred......      17,378,000     3,221,000
                                                       ------------  ------------
   Total current liabilities.......................      99,656,000    82,880,000

Deferred income taxes..............................      18,699,000    18,699,000
Other long-term liabilities........................      13,216,000    16,112,000
Long-term debt.....................................      47,835,000    49,650,000
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized ..............................            -             -
Common stock, Class A, $.01 par value, 300,000,000
shares authorized, 163,647,000 and 162,705,000
    shares issued and outstanding at December 31,
    1997 and September 30, 1997, respectively.......      1,636,000     1,627,000
  Additional paid-in capital .......................    187,049,000   182,780,000
  Retained earnings ................................    400,650,000   375,813,000
                                                       ------------  ------------
       Total stockholders' equity ..................    589,335,000   560,220,000
                                                       ------------  ------------
                                                       $768,741,000  $727,561,000
                                                       ============  ============

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Three months ended
                                                                   December 31,
                                                                -------------------
                                                                1997          1996
Cash flows from operating activities:
  Net income........................................        $ 24,837,000   $ 19,877,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization..................          10,172,000      8,330,000
     (Gain)/loss on sale of fixed assets............             (56,000)         9,000

     Changes in assets and liabilities:
       Receivables--net.............................         (10,464,000)     2,034,000)
       Deferred charges and other assets............          (1,951,000)    (1,116,000)
       Accounts payable.............................             529,000      3,944,000
       Accrued expenses and other liabilities.......             199,000     (1,879,000)
       Income taxes--
         currently payable and deferred.............          14,157,000     11,502,000
       Other long term liabilities..................          (2,897,000)       325,000
                                                            ------------   ------------
          Net cash provided by
            operating activities....................          34,526,000     43,026,000
                                                            ------------   ------------
Cash flows from investing activities:
  Acquisition of facilities, net of cash acquired.           (20,232,000)             -
  Additions to property, plant and equipment........         (10,740,000)   (13,592,000)
  Proceeds from sale of equipment...................             128,000         15,000
                                                            ------------   ------------
          Net cash used in investing activities.....         (30,844,000)   (13,577,000)
                                                            ------------   ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings................             136,000        136,000
  Principal payments on debt........................          (2,459,000)    (2,474,000)
  Proceeds from issuance of common stock............           4,278,000        561,000
  (Increase)/decrease in funds held by trustee......            (631,000)       541,000
                                                            ------------   ------------
          Net cash provided by (used in)
            financing activities....................           1,324,000     (1,236,000)
                                                            ------------   ------------
                Net increase in cash
                  and cash equivalents..............           5,006,000     28,213,000

Cash and cash equivalents at beginning of period....          67,381,000     31,172,000
                                                            ------------   ------------
Cash and cash equivalents at end of period..........        $ 72,387,000   $ 59,385,000
                                                            ============   ============

                       HEALTH MANAGEMENT ASSOCIATES, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
-------------------------

          The condensed consolidated balance sheet as of September 30, 1997 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 1997 Annual Report. The interim consolidated financial statements at December 31, 1997 and for the three months ended December 31, 1997 and 1996 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 1997 Annual Report.

2.  Earnings Per Share
----------------------

          In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

          The following table sets forth the computation of basic and diluted earnings per share:

                                               December 31,
                                            1997          1996
                                        ------------  ------------
 Numerator:
   Net income                           $ 24,837,000  $ 19,877,000
                                        ============  ============

 Denominator:
  Denominator for basic earnings
   per share-weighted average shares     163,219,000   159,013,000
  Effect of dilutive securities-
   Employee stock options                  4,318,000     4,758,000
                                        ------------  ------------
                                         167,537,000   163,771,000
                                        ============  ============

 Basic earnings per share               $        .15  $        .13
                                        ============  ============
 Diluted earnings per share             $        .15  $        .12
                                        ============  ============


                       HEALTH MANAGEMENT ASSOCIATES, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.    Earnings Per Share (Continued)
------------------------------------

          During January 1998 the Company completed an acquisition through a merger agreement and tax-free stock exchange transaction (see Note 4). As a result, the Company issued approximately 3,300,000 shares of the Company's Class A common stock.

3.    Acquisition
-----------------

          In November 1997 the Company acquired a 125-bed acute care hospital for consideration totalling approximately $20.9 million, including $20.2 million in cash and the assumption of $700,000 in debt. The operating results have been included in the accompanying consolidated statement of income from November 1, 1997, the effective date of the transaction.

4.    Subsequent events
-----------------------

          In January 1998 the Company acquired certain assets of a 180-bed general acute care hospital pursuant to the terms on an asset purchase agreement. Also in January the Company acquired a two hospital, 221-bed general acute care system via a merger agreement and a tax-free stock exchange transaction. The consideration involved to complete the two transactions totalled approximately $190.5 million, which included approximately $80 million in Company stock, $73.5 million in cash, and the assumption of $37 million in debt.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Results of Operations
         ---------------------
         Three months ended December 31, 1997 compared
         ---------------------------------------------
         to three months ended December 31, 1996
         ---------------------------------------

            Net patient service revenue for the three months ended December 31, 1997 ("1997 Period") was $234,570,000, as compared to $199,162,000 for the three months ended December 31, 1996 ("1996 Period"). This represented an increase in net patient service revenue of $35,408,000, or 17.8%. Hospitals in operation for the entire 1997 Period and 1996 Period ("same store hospitals") provided $17,184540,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $18,224,000 included $18,589,000 of net patient service revenues from the acquisition of the 125-bed Stringfellow Memorial Hospital effective January 1, 1997, the 134-bed Rankin Medical Center effective January 1, 1997, and the 125-bed Southwest Hospital effective November 1, 1997, offset by a decrease of $365,000 in Corporate and miscellaneous revenue.

            During the 1997 Period the Company's hospitals generated patient days of service and an occupancy rate of 132,922 and 45.3%, respectively, versus 114,498 and 43.8%, respectively, for the 1996 Period. Same store patient days and occupancy rates were 123,039 and 46.9%, respectively, for the 1997 Period, and 114,498 and 43.8%, respectively, for the 1996 Period. Same store admissions for the Company during the 1997 Period were 24,619, up 4.1% from the 23,655 admissions during the 1996 Period.

            The Company's operating expenses (salaries and benefits, supplies and expenses, provision for doubtful accounts and rent expense) for the 1997 Period were $183,080,000 or 78.0% of net patient service revenue as compared to $157,035,000 or 78.8% of net patient service revenue for the 1996 Period. Of the total $26,045,000 increase, approximately $10,270,000 related to same store hospitals, which was largely attributable to increased patient volumes. Another $15,275,000 of increased operating expense related to the acquisitions mentioned previously. The remaining increase of $500,000 represented a decrease in Corporate and miscellaneous other operating expenses.

            The Company's earnings before depreciation and amortization, interest and income taxes were $51,490,000 for the 1997 Period as compared to $42,127,000 for the 1996 Period, an increase of $9,363,000 or 22.2%. The 1997 Period yielded a 22.0% EBITDA margin as compared to the 1996 Period EBITDA margin of 21.2%.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

                 The Company's depreciation and amortization costs increased by $1,842,000 and interest expense decreased by $642,000. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The decrease in interest expense resulted from interest savings on approximately $12,000,000 of mortgage debt retired during the fourth quarter ended September 30, 1997, as well as higher investment income in the 1997 Period, which is netted against interest expense.

                 The Company's income before income taxes was $40,885,000 for the 1997 Period as compared to $32,722,000 for the 1996 Period, an increase of $8,163,000, or 24.9%. The increase resulted primarily from same store volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $16,048,000 for the 1997 Period, as compared to $12,845,000 for the 1996 Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $24,837,000 for the 1997 Period as compared to $19,877,000 for the 1996 Period.

       Liquidity and Capital Resources
       -------------------------------

                 The Company's operating cash flows totalled $34,526,000 for the 1997 Period as compared to $43,026,000 for the 1996 Period. The positive cash flows resulted from the Company's profitability and management of its working capital. The Company's investing activities used $30,844,000 and $13,577,000 for the 1997 Period and 1996 Period, respectively. A previously mentioned acquisition in November 1997 accounted for the 1997 Period increase. Financing activities provided net cash of $1,324,000 for the 1997 Period and used net cash of $1,236,000 during the 1996 Period. Proceeds from the exercise of employee stock options accounted for the 1997 Period increase. See the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1997 and 1996 at page 5 of this Report.

                 In November 1997 the Company acquired a 125-bed general acute care hospital for consideration totalling approximately $20,900,000, including $20,200,000 from available cash in the bank, and the assumption of $700,000 in debt. In January 1998 the Company completed two acquisitions. The first was a 180-bed general acute care hospital asset purchase transaction. The second was a two hospital, 221-bed general acute care hospital system completed through a merger agreement and resulting tax-free stock exchange transaction. The consideration involved to complete the two January transactions totalled $190,500,000, which included approximately $80,000,000 in Company stock, $73,500,000 in cash from available cash in the bank, and the assumption of $37,000,000 in debt. As a result of the foregoing, the Company had approximately $11,000,000 of cash on hand at January 31, 1998. In addition, the Company has a total of $310 million of credit available under its two unsecured lines of credit.

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

         None

Item 5.  Other Information.
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         a.  Exhibits:
             --------

             See Index to Exhibits located on page 13.

         b.  Reports on Form 8-K:
             -------------------

             None

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          HEALTH MANAGEMENT ASSOCIATES, INC.



DATE:  February 9, 1998                 BY:   /s/ Stephen M. Ray
                                             -------------------------------
                                               Stephen M. Ray
                                               Senior Vice President-Finance
                                               (Duly authorized officer and
                                               Principal Financial Officer)

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

     3.2 Cettificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is incorporated herein by reference.

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

(10) Material contracts

     Asset Purchase Agreement by and among Little Rock HMA, Inc. And St. Louis - Little Rock Hospital, Inc. and Safecare Company, Inc., dated as of October 17, 1997, is included herein as Exhibit 10.1 at page 15 of this report.


(11) Statement re computation of per share earnings.

     Statement re computation of per share earnings is included as Exhibit 11.1 at page 79 of this Report.

(15) Letter re unaudited interim financial information.

     Not Applicable.

(18) Letter re change in accounting principles.

     Not applicable.

(19) Report furnished to security holders.

     Not applicable.

(22) Published report regarding matters submitted to vote of security holders.

     Not applicable

(23) Consents of experts and counsel.

     Not applicable.

(24) Power of Attorney.

     Not applicable.

(27) Financial Data Schedule.

     Financial Data Schedule is included herein as Exhibit 27.1 at page 80 of this report.

(99) Additional exhibits.

     Not applicable.