Form 10-Q
period 1998-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 1998-05-14
CIK 792985

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transaction period from ____ to ____

                       Commission File Number  000-18799
                                              -----------


                      HEALTH MANAGEMENT ASSOCIATES, INC.
   -------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            DELAWARE                                         61-0963645
--------------------------------                 ------------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)

   5811 Pelican Bay Boulevard, Suite 500, Naples, Florida         34108-2710
---------------------------------------------------------       --------------
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

                                                      Yes  X   No ___
                                                          ---

At May 5, 1998, the following shares of the Registrant were outstanding:


          Class A Common Stock               167,216,998 shares

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                       Page
ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Statements of Income --
        Three Months Ended March 31, 1998 and 1997..................  3

      Consolidated Statements of Income --
        Six Months Ended March 31, 1998 and 1997....................  4

      Consolidated Balance Sheets--
        March 31, 1998 and September 30, 1997.......................  5

      Consolidated Statements of Cash Flows--
        Six Months Ended March 31, 1998 and 1997....................  6

      Notes to Interim Condensed Consolidated Financial
        Statements..................................................  7-8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.....................  9-13

PART II.    OTHER INFORMATION.......................................  14-15

SIGNATURES..........................................................   16

INDEX TO EXHIBITS...................................................  17-18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                      HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                         Three months ended
                                                             March 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
Net patient service revenue........................  $302,922,000  $237,792,000

Costs and expenses:
   Salaries and benefits...........................   104,148,000    81,005,000
   Supplies and expenses...........................    87,232,000    69,459,000
   Provision for doubtful accounts.................    23,747,000    19,497,000
   Depreciation and amortization...................    12,564,000     9,010,000
   Rent expense....................................     6,928,000     4,833,000
   Interest, net...................................     1,640,000     1,411,000
                                                     ------------  ------------
       Total costs and expenses....................   236,259,000   185,215,000
                                                     ------------  ------------

Income before income taxes.........................    66,663,000    52,577,000

Provision for income taxes ........................    26,165,000    20,635,000
                                                     ------------  ------------


Net income ........................................  $ 40,498,000  $ 31,942,000
                                                     ============  ============



Net income per share:
  Basic............................................  $        .24  $        .20
  Diluted..........................................  $        .24  $        .19
                                                     ============  ============


Weighted average number of shares outstanding:
  Basic............................................   166,104,000   160,413,000
  Diluted..........................................   170,302,000   164,841,000
                                                     ============  ============

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                          Six months ended
                                                              March 31,
                                                          1998          1997
                                                     ------------  ------------
Net patient service revenue........................  $537,492,000  $436,954,000

Costs and expenses:
   Salaries and benefits...........................   188,715,000   152,947,000
   Supplies and expenses...........................   158,312,000   130,775,000
   Provision for doubtful accounts.................    45,719,000    38,845,000
   Depreciation and amortization...................    22,736,000    17,340,000
   Rent expense....................................    12,389,000     9,261,000
   Interest, net...................................     2,073,000     2,486,000
                                                     ------------  ------------
       Total costs and expenses....................   429,944,000   351,654,000
                                                     ------------  ------------

Income before income taxes.........................   107,548,000    85,300,000

Provision for income taxes ........................    42,213,000    33,480,000
                                                     ------------  ------------


Net income ........................................  $ 65,335,000  $ 51,820,000
                                                     ============  ============


Net income per share:
  Basic...........................................   $        .40  $        .32
  Diluted.........................................   $        .39  $        .31
                                                     ============  ============


Weighted average number of shares outstanding:
  Basic...........................................    164,646,000   159,705,000
  Diluted.........................................    168,829,000   164,566,000
                                                     ============  ============

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                            March 31,       September 30,
                                                              1998              1997
                                                         -------------    ----------------
                                                          (Unaudited)
Current assets:
  Cash and cash equivalents...........................    $  4,460,000    $ 67,381,000
  Receivables--net....................................     198,865,000     132,896,000
  Supplies, prepaids and other assets.................      31,404,000      21,589,000
  Funds held by trustee...............................       1,966,000       1,225,000
  Income taxes - receivable and deferred..............      13,039,000      13,039,000
                                                          ------------    ------------
       Total current assets...........................     249,734,000     236,130,000

Property, plant and equipment.........................     804,034,000     613,752,000
  Less accumulated depreciation and
   amortization.......................................     162,063,000     141,033,000
       Net property, plant and equipment..............     641,971,000     472,719,000
                                                          ------------    ------------

Other assets:
  Funds held by trustee...............................       3,950,000         944,000
  Deferred charges and other assets...................      59,080,000      17,768,000
                                                          ------------    ------------
       Total..........................................      63,030,000      18,712,000
                                                          ------------    ------------

                                                          $954,735,000    $727,561,000
                                                          ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Accounts payable....................................    $ 40,689,000  $ 33,943,000
  Accrued expenses and other liabilities..............      37,117,000    37,453,000
  Current maturities of long-term debt................      12,453,000     8,263,000
  Income taxes--currently payable and deferred........      36,917,000     3,221,000
                                                          ------------  ------------
       Total current liabilities......................     127,176,000    82,880,000

Deferred income taxes.................................      19,817,000    18,699,000
Other long-term liabilities...........................      16,290,000    16,112,000
Long-term debt........................................      80,786,000    49,650,000

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized.................................               -             -
  Common stock, Class A, $.01 par value, 300,000,000
    shares authorized, 167,168,000 and 162,705,000
    shares issued and outstanding at March 31,
    1998 and September 30, 1997, respectively.........       1,672,000     1,627,000
  Additional paid-in capital..........................     267,846,000   182,780,000
  Retained earnings...................................     441,148,000   375,813,000
                                                          ------------  ------------
       Total stockholders' equity.....................     710,666,000   560,220,000
                                                          ------------  ------------

                                                          $954,735,000  $727,561,000
                                                          ============  ============

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               Six months ended
                                                                   March 31,
                                                         -----------------------------
                                                              1998           1997
                                                         --------------  -------------
Cash flows from operating activities:
  Net income...........................................  $  65,335,000   $ 51,820,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization.....................     22,736,000     17,340,000
     Gain on sale of fixed assets......................        (43,000)      (112,000)

     Changes in assets and liabilities:
       Receivables--net................................    (35,376,000)    (3,801,000)
       Other current assets............................     (4,634,000)    (4,220,000)
       Deferred charges and other assets...............        111,000     (2,694,000)
       Accounts payable................................      1,777,000      6,308,000
       Accrued expenses and other liabilities..........     (6,823,000)    (1,563,000)
       Income taxes--
         currently payable and deferred................     11,059,000      8,897,000
       Other long term liabilities.....................        177,000        635,000
                                                         -------------   ------------

          Net cash provided by operating activities....     54,319,000     72,610,000
                                                         -------------   ------------

Cash flows from investing activities:
  Acquisition of facilities, net of cash acquired......    (95,735,000)   (51,117,000)
  Additions to property, plant and equipment...........    (21,677,000)   (28,961,000)
  Proceeds from sale of equipment......................        167,000        293,000
                                                         -------------   ------------

          Net cash used in investing activities........   (117,245,000)   (79,785,000)
                                                         -------------   ------------

Cash flows from financing activities:
  Proceeds from long-term borrowings...................        211,000        249,000
  Principal payments on debt...........................     (4,570,000)    (4,935,000)
  Increase in funds held by trustee....................       (747,000)      (107,000)
  Issuance of common stock, net of costs...............      5,111,000      8,472,000
                                                         -------------   ------------

          Net cash provided by
            financing activities.......................          5,000      3,679,000
                                                         -------------   ------------

                Net decrease in cash...................     62,921,000     (3,496,000)

Cash and cash equivalents at beginning of period.......     67,381,000     31,172,000
                                                         -------------   ------------

Cash and cash equivalents at end of period.............  $   4,460,000   $ 27,676,000
                                                         =============   ============

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
-------------------------

      The consolidated balance sheet as of September 30, 1997 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 1997 Annual Report. The interim consolidated financial statements at March 31, 1998 and for the three and six month periods ended March 31, 1998 and 1997 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 1997 Annual Report.

2.  Earnings Per Share
----------------------

      In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated to conform to the Statement 128 requirements.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           Three months ended     Six months ended
                                                               March 31,              March 31,
                                                          --------------------   -------------------
                                                            1998        1997       1998       1997
                                                          --------    --------   --------   --------
      Numerator:
           Net income                                     $ 40,498    $ 31,942   $ 65,335   $ 51,820
                                                          ========    ========   ========   ========
      Denominator:
         Denominator for basic earnings
           Per share-weighted average shares               166,104     160,413    164,646    159,705
         Effect of dilutive securities-
           employee stock options                            4,198       4,428      4,183      4,861
                                                          --------    --------   --------   --------

         Denominator for diluted
           earnings per share                              170,302     164,841    168,829    164,566
                                                          ========    ========   ========   ========

      Basic earnings per share                            $    .24    $    .20   $    .40   $    .32
                                                          ========    ========   ========   ========
      Diluted earnings per share                          $    .24    $    .19   $    .39   $    .31
                                                          ========    ========   ========   ========

      During January 1998 the Company completed an acquisition through a merger agreement and tax-free stock exchange transaction (see Note 3). As a result, the Company issued approximately 3,300,000 shares of the Company's Class A common stock.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


3.  Acquisitions
----------------

     In November 1997 the Company acquired a 125-bed acute care hospital for consideration totalling approximately $20.9 million, including $20.2 million in cash and the assumption of $700,000 in debt.

     In January 1998 the Company acquired certain assets of a 180-bed general acute care hospital pursuant to the terms on an asset purchase agreement. Also in January the company acquired a two hospital, 221-bed general acute care system via a merger agreement and a tax-free stock exchange transaction. The consideration involved to complete these two transactions totalled approximately $190.5 million, which included approximately $80 million in Company stock, $73.5 million in cash, and the assumption of $37 million in debt.

     The operating results of the foregoing hospitals have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma combined summary of operations of the Company for the six months ended March 31, 1998 and 1997 gives effect to the operation of the hospitals purchased in November 1997 and January 1998 as if the hospital acquisitions had occurred as of October 1, 1996 (in thousands, except per share data):

                                       Six months ended
                                          March 31,
                                     ------------------
                                      1998       1997
                                     -------    -------
      Net patient service revenue    $576,040  $525,948
      Net income                     $ 65,773  $ 55,021
      Net income per share:
         Basic                       $    .40  $    .34
         Diluted                     $    .39  $    .33

4.  Subsequent event
--------------------

     In March 1998 the Company announced the execution of a Definitive Agreement to acquire Regional Healthcare, Inc., a 166-bed health system, comprised of two acute care hospitals and an ambulatory surgery center, located in Hernando County, Florida. The total purchase price is approximately $78 million, which will be financed from available cash on hand and the Company's line of credit. The transaction is expected to be completed before the end of the current quarter ending June 30, 1998.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Results of Operations
          ---------------------
          Three months ended March 31, 1998 compared
          ------------------------------------------
          to three months ended March 31, 1997
          ------------------------------------

               Net patient service revenue for the three months ended March 31, 1998 ("1998 Period") was $302,922,000, as compared to $237,792,000 for the three months ended March 31, 1997 ("1997 Period"). This represented an increase in net patient service revenue of $65,130,000, or 27.4%. Hospitals in operation for the entire 1998 Period and 1997 Period ("same store hospitals") provided $23,764,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $41,366,000 included $41,765,000 of net patient service revenue from the acquisition of the 125-bed Southwest hospital effective November 1, 1997, the 221-bed River Oaks Health System effective January 1, 1998, and the 180-bed Riley Memorial Hospital effective January 2, 1998, offset by a decrease of $399,000 in Corporate and miscellaneous revenue.

               During the 1998 Period the Company's hospitals generated total patient days of service and an occupancy rate of 176,197 and 53.9%, respectively, versus 138,535 and 50.0%, respectively, for the 1997 Period. Same store patient days and occupancy for the 1998 Period were 151,246 and 54.1%, respectively, versus 138,535 and 50.0%, respectively for the 1997 Period. Same store admissions for the Company during the 1998 Period were 29,288, up 6.5. % from the 27,495 admissions during the 1997 Period.

               The Company's operating expenses (salaries and benefits, supplies and expenses, provision for doubtful accounts and rent expense) for the 1998 Period were $222,055,000 or 73.3% of net patient service revenue as compared to $174,794,000 or 73.5% of net patient service revenue for the 1997 Period. Of the total $47,261,000 increase, approximately $14,168,000 related to same store hospitals, which was largely attributable to the increased patient volumes. Another $32,563,000 of increased operating expense related to the acquisitions mentioned previously, which was offset by a $530,000 decrease in Corporate and miscellaneous other operating expenses.

               The Company's earnings before depreciation and amortization, interest and income taxes (EBITDA) were $80,867,000 for the 1998 Period as compared to $62,998,000 for the 1997 Period, an increase of $17,869,000 or 28.4%. The EBITDA margin was 26.7% for the 1998 Period compared to 26.5% for the 1997 Period.

               The Company's depreciation and amortization costs increased by $3,554,000 and interest expense increased by $229,000. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The increase in interest expense was due largely from acquired hospital debt, as well as lower investment income in the 1998 Period (as a result of cash used for the acquisitions previously mentioned), which is netted against interest expense.

Item 2.   Management's discussion and Analysis of Financial
          Condition and Results of Operations (continued)

               The Company's income before income taxes was $66,663,000 for the 1998 Period as compared to $52,577,000 for the 1997 Period, an increase of $14,086,000 or 26.8%. The increase resulted primarily from same-store volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $26,165,000 for the 1998 Period as compared to $20,635,000 for the 1997 Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $ 40,498,000 for the 1998 Period as compared to $31,942,000 for the 1997 Period.

          Results of Operations
          ---------------------
          Six months ended March 31, 1998 compared
          ----------------------------------------
          to six months ended March 31, 1997
          ----------------------------------

               Net patient service revenue for the six months ended March 31, 1998 ("1998 Six Month Period") was $537,492,000, as compared to $436,954,000 for the six months ended March 31, 1997 ("1997 Six Month Period"). This represented an increase in net patient service revenue of $100,538,000, or 23.0%. Same store hospitals provided $40,597,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $59,941,000 included $60,705,000 of net patient service revenue from acquisitions, offset by a decrease of $764,000 in Corporate and miscellaneous revenue.

               During the 1998 Six Month Period the Company's hospitals generated 309,119 total patient days of service and an occupancy rate of 49.8%, respectively, versus 253,033 and 47.0%, respectively, for the 1997 Six Month Period. Same store patient days and occupancy for the 1998 Six Month Period were 264,733 and 51.1%, respectively, versus 244,418 and 47.3%, respectively, for the 1997 Six Month Period. Same store admissions for the Company during the 1998 Six Month Period were 52,051 up 5.3% from the 49,430 admissions during the 1997 Six Month Period.

               The Company's operating expenses for the 1998 Six Month Period were $405,135,000 or 75.4% of net patient service revenue as compared to $331,828,000 or 75.9% of net patient service revenue for the 1997 Six Month Period. Of the total $73,307,000 increase, approximately $24,602,000 related to same store hospitals, which was largely attributable to increased patient volumes. Another $47,674,000 of increased operating expense related to the hospital acquisitions mentioned previously. The remaining increase of $1,031,000 represented an increase in Corporate and miscellaneous other operating expenses.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


               The Company's earnings before depreciation and amortization, interest and income taxes were $132,357,000 for the 1998 Six Month Period as compared to $105,126,000 for the 1997 Six Month Period, an increase of $27,231,000 or 25.9%. The Company's EBITDA margin increased to 24.6% for the 1998 Six Month Period, as compared to 24.1% for the 1997 Six Month Period.

               The Company's depreciation and amortization costs increased by $5,396,000 and interest expense decreased by $413,000. The increase in depreciation and amortization resulted primarily from the acquisitions previously mentioned. The decrease in interest expense reflects lower investment income in the 1998 Six Month Period, which is netted against interest expense.

               The Company's income before income taxes was $107,548,000 for the 1998 Six Month Period as compared to $85,300,000 for the 1997 Six Month Period, an increase of $22,248,000, or 26.1%. The increase resulted primarily from same-store volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $42,213,000 for the 1998 Six Month Period as compared to $33,480,000 for the 1997 Six Month Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $65,335,000 for the 1998 Six Month Period as compared to $51,820,000 for the 1997 Six Month Period.


          Liquidity and Capital Resources
          -------------------------------

               The Company's operating cash flows totaled $54,319,000 for the 1998 Six Month Period as compared to $72,610,000 for the 1997 Six Month Period. The positive cash flows resulted from the Company's profitability and management of its working capital. The overall decrease of $18,291,000 resulted primarily from a buildup of accounts receivable in newly-acquired hospitals. This will reverse itself over the next few months when the third party payors begin to pay remittances that have been delayed pending the processing of the respective hospital's new provider number. The Company's investing activities used $117,245,000 and $79,785,000 for the 1998 Six Month Period and 1997 Six Month Period, respectively. Acquisitions and ongoing capital expenditure requirements accounted for substantially all of the funds used in investing activities. Financing activities provided net cash of $5,000 for the 1998 Six Month Period and $3,679,000 during the 1997 Six Month Period. See the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1998 and 1997 at page 6 of this Report.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


               The Company had approximately $14,500,000 of available cash on hand at April 30, 1998. In addition, the Company has a total of $310 million of credit available under its two unsecured lines of credit.

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

               In January 1998 the Company acquired certain assets of a 180-bed general acute care hospital pursuant to the terms of an asset purchase agreement. Also in January the Company acquired a two hospital, 221-bed general acute care system via a merger agreement and tax-free stock exchange transaction. The consideration involved to complete these two transactions totalled approximately $190.5 million, which included approximately $80 million in Company common stock, $73.5 million in cash from available cash on hand, and the assumption of $37 million in debt.

               In March 1998 the Company announced the execution of a Definitive Agreement to acquire Regional Healthcare, Inc., a 166-bed health system, comprised of two acute care hospitals and an ambulatory surgery center, located in Hernando County, Florida. The total purchase price is approximately $78 million, which will be financed from available cash on hand and the Company's line of credit. The transaction is expected to be completed before the end of the current quarter ending June 30, 1998.

               At the present time, the Company anticipates that cash on hand, internally generated funds and funds available under its lines of credit will be sufficient to satisfy the Company's requirements for capital expenditures, future acquisitions and working capital.


          Year 2000 Computer Issues
          -------------------------

               The Year 2000 Computer Issue is the result of most computer programs using two digits rather than four to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results.

               The Company expects to be substantially complete with modifications to its existing computer software by December 31, 1998, and does not believe the Year 2000 Issue will propose material

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


          operational problems for its computers. Relating to certain computer aided medical equipment, the Company has been contacting third-party vendors regarding the compliance status of their products. However, the Company has no assurance that the systems of the Federal and State governments, other payors or other companies with which the Company's systems interface on or which they rely, will be upgraded on a timely basis.

               The Company is utilizing both internal and external resources to complete the Year 2000 modifications. The majority of the costs relating to the Year 2000 Issue will be expensed as incurred. Management of the Company does not believe such costs will have a material adverse impact to the Company's future results of operations. However, there can be no guarantee that actual results could differ materially from those anticipated. Factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel and the ability to locate and correct all relevant computer coding and all medical equipment affected.

          Forward-Looking Statements
          --------------------------

               Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payment levels; liability and other claims asserted against the Company; competition; the loss of any significant ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund additional acquisitions or replacement facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

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

          None.


Item 3.   Defaults upon Senior Securities.
          -------------------------------

          None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          At the Annual Meeting of Stockholders of the Company on February 17, 1998, the stockholders of the Company adopted proposals to:

               a) elect six directors of the Company

                                               Votes For   Abstained
                                              -----------  ----------
                  William J. Schoen           143,941,131     173,337
                  Kent P. Dauten              143,925,475     188,993
                  Robert A. Knox              143,939,481     174,987
                  Charles R. Lees             143,879,924     234,544
                  Kenneth D. Lewis            125,732,216  18,382,257
                  William E. Mayberry M.D.    143,923,567     190,901

               b) approve and ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1998 (143,965,058 votes for; 20,911 votes against; 128,499 votes abstained)


Item 5.   Other Information.
          -----------------

               In March 1998 the Company announced the execution of a Definitive Agreement to acquire Regional Healthcare, Inc., a 166-bed health system, comprised of two acute care hospitals and an ambulatory surgery center, located in Hernando County, Florida. The total purchase price is approximately $78 million, which will be financed from available cash on hand and the Company's line of credit. The transaction is expected to be completed before the end of the current quarter ending June 30, 1998.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          a.  Exhibits:
              --------

              See Index to Exhibits located on page 17.

          b.  Reports on Form 8-K:
              -------------------

              Form 8-K Reporting Date--February 20, 1998
                       Item Reported--Item 5. Other Events. The Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings per Share" ("Statement 128") which is effective for financial accounting periods ended after December 15, 1997. Statement 128 requires the restatement of prior period earnings per share and requires additional supplemental information detailing the calculation of earnings per share. The Registrant filed this Form 8-K to restate earnings per share for the Registrant's Annual Report on Form 10-K for the year ended September 30, 1997.

                                  SIGNATURES


          Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   HEALTH MANAGEMENT ASSOCIATES, INC.



DATE:  May 7, 1998                 BY:   /s/ Stephen M. Ray
                                       --------------------------------
                                       Stephen M. Ray
                                       Senior Vice President-Finance
                                       (Duly authorized officer and
                                       Principal Financial Officer)

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

(10) Material contracts

     Agreement of Merger and Plan of Reorganization among Health Management Associates, Inc., HMA-RO Acquisition Corp. and River Oaks Hospital, Inc., dated as of October 27, 1997, is included herein as Exhibit 10.1 at page 19 of this Report.

     Asset Purchase Agreement among Riley Development Systems, Inc. and Meridian HMA, Inc. and Meridian HMA Nursing Home, Inc., made as of January 7, 1998, is included herein as Exhibit 10.2 at page 77 of this Report.

(11) Statement re computation of per share earnings.

     Not applicable.

(15) Letter re unaudited interim financial information.

     Not applicable.

(18) Letter re change in accounting principles.

     Not applicable.

(19) Report furnished to security holders.

     Not applicable.

(22) Published report regarding matters submitted to vote of security holders.

     Not applicable

(23) Consents of experts and counsel.

     Not applicable.

(24) Power of attorney.

     Not applicable.

(27) Financial Data Schedule.

     Financial Data Schedule is included herein as Exhibit 27.1 at page 129 of this report.

(99) Additional exhibits.

     Not applicable.