Form 10-Q
period 1998-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 1998-08-14
CIK 792985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

At July 31, 1998, the following shares of the Registrant were outstanding:


          Class A Common Stock      251,161,097 shares

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION                                    Page

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Statements of Income --
      Three Months Ended June 30, 1998 and 1997..................... 3

     Consolidated Statements of Income --
      Nine months ended June 30, 1998 and 1997...................... 4

     Consolidated Balance Sheets--
      June 30, 1998 and September 30, 1997.......................... 5

     Consolidated Statements of Cash Flows--
      Nine months ended June 30, 1998 and 1997...................... 6

     Notes to Interim Condensed Consolidated Financial Statements... 7-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................... 9-13

PART II.  OTHER INFORMATION......................................... 14

SIGNATURES.......................................................... 15

INDEX TO EXHIBITS................................................... 16-17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                       HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          Three months ended
                                               June 30,
                                      --------------------------
                                          1998          1997
                                      ------------  ------------

Net patient service revenue.........  $302,150,000  $232,691,000

Costs and expenses:
   Salaries and benefits............   103,641,000    78,879,000
   Supplies and expenses............    88,759,000    69,672,000
   Provision for doubtful accounts..    24,661,000    17,765,000
   Depreciation and amortization....    13,080,000     9,347,000
   Rent expense.....................     7,139,000     5,001,000
   Interest, net....................     1,242,000       997,000
                                      ------------  ------------
       Total costs and expenses.....   238,522,000   181,661,000
                                      ------------  ------------

Income before income taxes..........    63,628,000    51,030,000

Provision for income taxes .........    24,973,000    20,029,000
                                      ------------  ------------


Net income .........................  $ 38,655,000  $ 31,001,000
                                      ============  ============



Net income per share:
   Basic............................  $        .15  $        .13
   Diluted..........................  $        .15  $        .12
                                      ============  ============


Weighted average number of
  shares outstanding:
   Basic............................   250,871,000   242,823,000
   Diluted..........................   257,882,000   248,703,000
                                      ============  ============

                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          Nine months ended
                                               June 30,
                                      --------------------------
                                          1998          1997
                                      ------------  ------------

Net patient service revenue.........  $839,642,000  $669,645,000

Costs and expenses:
   Salaries and benefits............   292,356,000   231,827,000
   Supplies and expenses............   247,071,000   200,447,000
   Provision for doubtful accounts..    70,380,000    56,610,000
   Depreciation and amortization....    35,816,000    26,687,000
   Rent expense.....................    19,528,000    14,262,000
   Interest, net....................     3,315,000     3,483,000
                                      ------------  ------------
       Total costs and expenses.....   668,466,000   533,316,000
                                      ------------  ------------

Income before income taxes..........   171,176,000   136,329,000

Provision for income taxes .........    67,186,000    53,510,000
                                      ------------  ------------


Net income .........................  $103,990,000  $ 82,819,000
                                      ============  ============



Net income per share:
   Basic............................  $        .42  $        .34
   Diluted..........................  $        .41  $        .33
                                      ============  ============


Weighted average number of
  shares outstanding:
   Basic............................   248,268,000   240,646,000
   Diluted..........................   254,865,000   247,362,000
                                      ============  ============


                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------


                                                         June 30,       September 30,
                                                           1998             1997
                                                      --------------    ------------
                                                      (Unaudited)
Current assets:
  Cash and cash equivalents.........................  $   15,675,000    $ 67,381,000
  Receivables--net..................................     214,002,000     132,896,000
  Supplies, prepaids and other assets...............      33,370,000      21,589,000
  Funds held by trustee.............................       1,782,000       1,225,000
  Income taxes - receivable and deferred............      13,039,000      13,039,000
                                                      --------------    ------------
       Total current assets.........................     277,868,000     236,130,000

Property, plant and equipment.......................     901,062,000     613,752,000
  Less accumulated depreciation and amortization ...     173,678,000     141,033,000
       Net property, plant and equipment............  --------------    ------------
                                                         727,384,000     472,719,000

Other assets:
  Funds held by trustee.............................       3,949,000         944,000
  Deferred charges and other assets.................      61,969,000      17,768,000
                                                      --------------    ------------
       Total........................................      65,918,000      18,712,000
                                                      --------------    ------------

                                                      $1,071,170,000    $727,561,000
                                                      ==============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
  Accounts payable..................................  $   43,774,000  $ 33,943,000
  Accrued expenses and other liabilities............      45,051,000    37,453,000
  Current maturities of long-term debt..............       9,242,000     8,263,000
  Income taxes--currently payable and deferred......      34,140,000     3,221,000
                                                      --------------  ------------
       Total current liabilities....................     132,207,000    82,880,000

Deferred income taxes...............................      19,817,000    18,699,000
Other long-term liabilities.........................      16,600,000    16,112,000
Long-term debt......................................     150,724,000    49,650,000

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized...............................               -             -
  Common stock, Class A, $.01 par value,
    300,000,000 shares authorized, 251,048,000 and
    244,057,000 shares issued and outstanding at
    June 30, 1998 and September 30, 1997,
    respectively....................................       2,510,000     2,441,000
  Additional paid-in capital........................     269,510,000   181,966,000
  Retained earnings.................................     479,802,000   375,813,000
                                                      --------------  ------------
       Total stockholders' equity...................     751,822,000   560,220,000
                                                      --------------  ------------

                                                      $1,071,170,000  $727,561,000
                                                      ==============  ============

                                   See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               Nine months ended
                                                                   June 30,
                                                         -----------------------------
                                                              1998           1997
                                                         --------------  -------------
Cash flows from operating activities:
  Net income...........................................  $ 103,990,000   $ 82,819,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization.....................     35,816,000     26,687,000
     (Gain)loss on sale of fixed assets................        (42,000)       (69,000)

     Changes in assets and liabilities:
       Receivables--net................................    (44,352,000)    (7,705,000)
       Other current assets............................     (4,200,000)      (705,000)
       Deferred charges and other assets...............     (3,988,000)    (6,181,000)
       Accounts payable................................      3,020,000      2,308,000
       Accrued expenses and other liabilities..........     (3,109,000)     1,682,000
       Income taxes--
         currently payable and deferred................      8,322,000     11,990,000
       Other long term liabilities.....................        487,000      1,756,000
                                                         -------------   ------------

          Net cash provided by operating activities .       95,944,000    112,582,000
                                                         -------------   ------------

Cash flows from investing activities:
  Acquisition of facilities, net of cash acquired......   (168,213,000)   (51,467,000)
  Additions to property, plant and equipment...........    (42,025,000)   (47,227,000)
  Proceeds from sale of equipment......................        188,000        298,000
                                                         -------------   ------------

          Net cash used in investing activities........   (210,050,000)   (98,396,000)
                                                         -------------   ------------

Cash flows from financing activities:
  Proceeds from long-term borrowings...................     80,535,000        384,000
  Principal payments on debt...........................    (22,187,000)    (7,061,000)
  Increase in funds held by trustee....................     (3,562,000)      (217,000)
  Issuance of common stock, net of costs...............      7,614,000     15,470,000
                                                         -------------   ------------

          Net cash provided by
            financing activities.......................     62,400,000      8,576,000
                                                         -------------   ------------

     Net (decrease) increase in cash...................    (51,706,000)    22,762,000

Cash and cash equivalents at beginning of period.......     67,381,000     31,172,000
                                                         -------------   ------------

Cash and cash equivalents at end of period.............  $  15,675,000   $ 53,934,000
                                                         =============   ============




                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
-------------------------

     The consolidated balance sheet as of September 30, 1997 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 1997 Annual Report. The interim consolidated financial statements at June 30, 1998 and for the three and nine month periods ended June 30, 1998 and 1997 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 1997 Annual Report.

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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                 Three months ended   Nine months ended
                                                       June 30,            June 30,
                                                ------------------    ------------------
                                                   1998        1997     1998       1997
                                                ------------------    ------------------
      Numerator:
         Net income                               $ 38,655    $ 31,001  $103,990  $ 82,819
                                                  ========    ========  ========  ========

      Denominator:
         Denominator for basic earnings
           Per share-weighted average shares       250,871     242,823   248,268   240,646
         Effect of dilutive securities-
           employee stock options                    7,011       5,880     6,597     6,716
                                                  --------    --------  --------  --------

         Denominator for diluted
           earnings per share                      257,882     248,703   254,865   247,362
                                                  ========    ========  ========  ========

      Basic earnings per share                    $    .15    $    .13  $    .42  $    .34
                                                  ========    ========  ========  ========
      Diluted earnings per share                  $    .15    $    .12  $    .41  $    .33
                                                  ========    ========  ========  ========

     During January 1998 the Company completed an acquisition through a merger agreement and tax-free stock exchange transaction (see Note 3). As a result, the Company issued approximately 4,950,000 shares of the Company's Class A common stock.

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

     In June 1998 the Company acquired a 166-bed health system, comprised of two acute care hospitals and one ambulatory surgical center, for consideration totalling approximately $75.9 million, including $71.9 million in cash and the assumption of $4.0 million in debt.

     The operating results of the foregoing hospitals have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma combined summary of operations of the Company for the nine months ended June 30, 1998 and 1997 gives effect to the operations of the hospitals purchased during this fiscal year as if the hospital acquisitions had occurred as of October 1, 1996 (in thousands, except per share data):

                                           Nine months ended
                                                 June 30,
                                            ------------------
                                             1998        1997
                                            ------      ------
     Net patient service revenue           $ 916,217   $ 842,172
     Net income                            $ 105,081   $  86,216
     Net income per share:
       Basic                               $     .42   $     .36
       Diluted                             $     .41   $     .35

4.  Stock split
---------------

     On June 22, 1998 the Company's Board of Directors approved a three-for-two stock split on the Company's Common Stock in the form of a 50% stock dividend to shareholders of record on June 30, 1998, which was distributed on July 17, 1998. All share and per share data in the accompanying consolidated financial statements and footnotes have been restated for all periods presented to reflect the effect of the stock split.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations
---------------------
Three months ended June 30, 1998 compared
-----------------------------------------
to three months ended June 30, 1997
-----------------------------------

     Net patient service revenue for the three months ended June 30, 1998 ("1998 Period") was $302,150,000, as compared to $232,691,000 for the three months ended June 30, 1997 ("1997 Period"). This represented an increase in net patient service revenue of $69,459,000, or 29.9%. Hospitals in operation for the entire 1998 Period and 1997 Period ("same hospitals") provided $21,452,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $48,007,000 included $48,089,000 of net patient service revenue from the acquisition of the 125-bed Southwest Hospital effective November 1, 1997, the 221-bed River Oaks Health System effective January 1, 1998, the 180-bed Riley Memorial Hospital effective January 2, 1998, and the 166-bed Regional Healthcare, Inc., health system effective June 1, 1998, offset by a decrease of $82,000 in Corporate and miscellaneous revenue.

     During the 1998 Period the Company's hospitals generated total patient days of service and an occupancy rate of 152,880 and 45.5%, respectively, versus 123,326 and 44.0%, respectively, for the 1997 Period. Same hospital patient days and occupancy for the 1998 Period were 129,820 and 45.9%, respectively, versus 123,326 and 44.0%, respectively for the 1997 Period. Same hospital admissions for the Company during the 1998 Period were 26,238, up 4.6% from the 25,096 admissions during the 1997 Period.

     The Company's operating expenses (salaries and benefits, supplies and expenses, provision for doubtful accounts and rent expense) for the 1998 Period were $224,200,000 or 74.2% of net patient service revenue as compared to $171,317,000 or 73.6% of net patient service revenue for the 1997 Period. Of the total $52,883,000 increase, approximately $17,079,000 related to same hospitals, which was largely attributable to the increased patient volumes. Another $35,422,000 of increased operating expense related to the acquisitions mentioned previously. The remaining $382,000 represented an increase in Corporate and miscellaneous other operating expenses.

     The Company's earnings before depreciation and amortization, interest and income taxes (EBITDA) were $77,950,000 for the 1998 Period as compared to $61,374,000 for the 1997 Period, an increase of $16,576,000 or 27.0%. The
EBITDA margin was 25.8% for the 1998 Period compared to 26.4% for the 1997
Period.

     The Company's depreciation and amortization costs increased by $3,733,000 and interest expense increased by $245,000. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The increase in interest expense was due largely from acquisition related debt, as well as lower investment income in the 1998 Period (as a result of cash used for the acquisitions previously mentioned), which is netted against interest expense.

Item 2.  Management's discussion and Analysis of Financial
         Condition and Results of Operations (continued)

     The Company's income before income taxes was $63,628,000 for the 1998 Period as compared to $51,030,000 for the 1997 Period, an increase of $12,598,000 or 24.7%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $24,973,000 for the 1998 Period as compared to $20,029,000 for the 1997 Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $38,655,000 for the 1998 Period as compared to $31,001,000 for the 1997 Period.

Results of Operations
---------------------
Nine months ended June 30, 1998 compared
----------------------------------------
to nine months ended June 30, 1997
----------------------------------

     Net patient service revenue for the nine months ended June 30, 1998 ("1998 Nine Month Period") was $839,642,000, as compared to $669,645,000 for the nine months ended June 30, 1997 ("1997 Nine Month Period"). This represented an increase in net patient service revenue of $169,997,000, or 25.4%. Same hospitals provided $62,644,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $107,353,000 included $108,195,000 of net patient service revenue from the acquisitions, offset by a decrease of $842,000 of Corporate and miscellaneous revenue.

     During the 1998 Nine Month Period the Company's hospitals generated 461,999 total patient days of service and an occupancy rate of 48.3%, respectively, versus 376,359 and 46.0%, respectively, for the 1997 Nine Month Period. Same hospital patient days and occupancy for the 1998 Nine Month Period were 386,501 and 49.7%, respectively, versus 359,894 and 46.4%, respectively, for the 1997 Nine Month Period. Same hospital admissions for the Company during the 1998 Nine Month Period were 76,634, up 5.1% from the 72,895 admissions during the 1997 Nine Month Period.

     The Company's operating expenses for the 1998 Nine Month Period were $629,335,000 or 75.0% of net patient service revenue as compared to $503,146,000 or 75.1% of net patient service revenue for the 1997 Nine Month Period. Of the total $126,189,000 increase, approximately $42,302,000 related to same hospitals, which was largely attributable to increased patient volumes.
Another $82,475,000 of increased operating expense related to the hospital acquisitions mentioned previously. The remaining increase of $1,412,000 represented an increase in Corporate and miscellaneous other operating expenses.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


     The Company's earnings before depreciation and amortization, interest and income taxes were $210,307,000 for the 1998 Nine Month Period as compared to $166,499,000 for the 1997 Nine Month Period, an increase of $43,808,000 or 26.3%. The Company's EBITDA margin increased slightly to 25.0% for the 1998 Nine Month Period, as compared to 24.9% for the 1997 Nine Month Period.

     The Company's depreciation and amortization costs increased by $9,129,000 and interest expense decreased by $168,000. The increase in depreciation and amortization resulted primarily from the acquisitions previously mentioned. The decrease in interest expense reflects higher investment income in the 1998 Nine Month Period (which is netted against interest expense), partially offset by interest expense on acquisition related debt.

     The Company's income before income taxes was $171,176,000 for the 1998 Nine Month Period as compared to $136,329,000 for the 1997 Nine Month Period, an increase of $34,847,000, or 25.6%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $67,186,000 for the 1998 Nine Month Period as compared to $53,510,000 for the 1997 Nine Month Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $103,990,000 for the 1998 Nine Month Period as compared to $82,819,000 for the 1997 Nine Month Period.


Liquidity and Capital Resources
-------------------------------

     The Company's operating cash flows totaled $95,944,000 for the 1998 Nine Month Period as compared to $112,582,000 for the 1997 Nine Month Period. The positive cash flows resulted from the Company's increased profitability and management of its working capital. The Company's investing activities used $210,050,000 and $98,396,000 for the 1998 Nine Month Period and 1997 Nine Month Period, respectively. Acquisitions and ongoing capital expenditure requirements accounted for substantially all of the funds used in investing activities. Financing activities provided net cash of $62,400,000 for the 1998 Nine Month Period and $8,576,000 during the 1997 Nine Month Period. The $53,284,000 increase resulted primarily from borrowings used to finance the previously mentioned June 1, 1998 acquisition. See the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1998 and 1997 at page 6 of this Report.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


     The Company had approximately $25,500,000 of available cash on hand at July 31, 1998. In addition, the Company has a total of $255 million of credit available under its two unsecured lines of credit.

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

     The Company expects to be substantially complete with modifications to its existing computer software by December 31, 1998, and does not believe the Year 2000 Issue will propose material operational problems for its computers. Relating to certain computer aided medical equipment, the Company has been contacting third-party vendors regarding the compliance status of their products. However, the Company has no assurance that the systems of the Federal and State governments, other payors or other companies with which the Company's systems interface on or which they rely, will be upgraded on a timely basis.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Forward-Looking Statements
--------------------------

     Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payment levels; liability and other claims asserted against the Company; competition; the loss of any significant ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund additional acquisitions or replacement facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

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

         None

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         a.  Exhibits:
             --------

             See Index to Exhibits located on page 16.

         b.  Reports on Form 8-K:
             -------------------

             None

                           SIGNATURES



        Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   HEALTH MANAGEMENT ASSOCIATES, INC.



DATE: August 7, 1998               BY:   /s/ Stephen M. Ray
                                       -------------------------------
                                       Stephen M. Ray
                                       Senior Vice President-Finance
                                       (Duly authorized officer and
                                       Principal Financial Officer)

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

(10) Material contracts

     Definitive Agreement, dated March 12, 1998, and Amendment to Definitive Agreement, both signed between Regional Healthcare, Inc. and Health Management Associates, Inc., is included herein as Exhibit 10.1 at page 18 of this Report.

     Lease Agreement, made as of June 1, 1998, between Hernando County, Florida and Hernando HMA, Inc., is included herein as Exhibit 10.2 at page 78 of this Report.

(11) Statement re computation of per share earnings.

     Not applicable.

(15) Letter re unaudited interim financial information.

     Not applicable.

(18) Letter re change in accounting principles.

     Not applicable.

(19) Report furnished to security holders.

     Not applicable.

(22) Published report regarding matters submitted to vote of security holders.

     Not applicable

(23) Consents of experts and counsel.

     Not applicable.

(24) Power of attorney.

     Not applicable.

(27) Financial Data Schedule.

     Financial Data Schedule is included herein as Exhibit 27.1 at page ___ of this Report.

(99) Additional exhibits.

     Not applicable.