Form 10-K
period 1998-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 1998-12-22
CIK 792985

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1998
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to_________________

                          Commission File No. 000-18799

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            (Exact name of Registrant as specified in its charter)

       Delaware                                  61-0963645
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

           5811 Pelican Bay Boulevard
           Suite 500
           Naples, Florida                               34108-2710
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:(941) 598-3131

Securities registered pursuant to Section 12(b) of the Act:

================================================================================
       Title of Each Class                      Name of Each Exchange
                                                on Which Registered
================================================================================
Class A Common Stock, $.01 par value            New York Stock Exchange
================================================================================

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           As of November 30, 1998 there were 251,673,393 shares of Common Stock, par value $.01 per share outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant is $4,000,776,709. Market value is determined by reference to the listed price of the Registrant's Class A Common Stock as of the close of business on November 30, 1998.

           Portions of the Registrant's definitive Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on February 16, 1999 have been incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

                                TABLE OF CONTENTS
                             FORM 10-K ANNUAL REPORT
                       HEALTH MANAGEMENT ASSOCIATES, INC.
                      Fiscal year ended September 30, 1998
PART I

                                                                                 Page
                                                                                 ----
Item 1.          Business....................................................      1
Item 2.          Properties..................................................     13
Item 3.          Legal Proceedings...........................................     17
Item 4.          Submission of Matters to a Vote of Security  Holders........     17


PART II

Item 5.          Market for Registrant's Common Equity and
                 Related Stockholder Matters.................................     18
Item 6.          Selected Financial Data.....................................     19
Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................     19
Item 7A.         Quantitative and Qualitative Disclosures about Market Risk..     25
Item 8.          Financial Statements and Supplementary Data.................     25
Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.........................     44
PART III

Item 10.         Directors and Executive Officers of the Registrant..........     44
Item 11.         Executive Compensation......................................     44
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................     44
Item 13.         Certain Relationships and Related Transactions..............     44


PART IV

Item 14.         Exhibits, Financial Statements, Schedules and Reports
                 on Form 8-K.................................................     44

----------------------

Note: Portions of the Registrant's definitive Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on February 16, 1999 have been incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Report.

                                     PART I

Item 1. Business

General

           Health Management Associates, Inc. (the "Company" or the "Registrant") was incorporated in Delaware in 1979 and succeeded to the operations of its subsidiary, Hospital Management Associates, Inc., which was formed in 1977. The Company provides a broad range of general acute care health services in non-urban communities. As of September 30, 1998, the Company operated 28 general acute care hospitals with a total of 3,527 licensed beds and four psychiatric hospitals with a total of 294 licensed beds. For the year ended September 30, 1998 ("Fiscal 1998"), the acute care hospital operations accounted for approximately 95% of the Company's net patient service revenue and the psychiatric hospital operations accounted for approximately 2%. See Item 2 "Properties".

Business Strategy

           The Company pursues a business strategy of efficiently and profitably operating its existing base of facilities and selectively acquiring additional 100 to 300 bed acute care hospitals located in non-urban communities in market areas of 40,000 to 300,000 people in the southeastern and southwestern United States. The Company seeks to acquire at reasonable prices acute care hospitals which are the sole or predominant health care providers in their market service areas. In evaluating potential acquisitions, the Company requires a hospital's market service area to exhibit a demographic need for the facility and to have an established physician base which can be augmented by the Company's ability to attract additional physicians to the community. Many of the hospitals the Company has acquired were unprofitable at the time of acquisition. Upon acquiring a facility, the Company employs a well-qualified executive director and controller, implements its proprietary management information system, recruits physicians, introduces strict cost control measures with respect to hospital staffing and volume purchasing under Company-wide agreements, and spends the necessary capital to renovate the facility and upgrade equipment. The Company strives to provide at least 90% of the acute care needs of each community its hospitals serve, thereby reducing the out-migration of potential patients to hospitals in larger urban areas.

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

           The Company generally relies more on marketing for psychiatric hospitals than for acute care hospitals. The Company believes that marketing through direct mail, community programs, and radio spots is an effective method of increasing business at its psychiatric hospitals because these hospitals obtain patients from a broader range of referral sources, including self-referral and family referral. See "Competition -- Psychiatric Hospitals" in this Item 1. These marketing programs highlight various psychiatric disorders, encouraging the affected person or family to seek help from one of the Company's psychiatric hospitals.

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

Selected Operating Statistics

           The following table sets forth selected operating statistics for the Company's hospitals for the periods and dates indicated.


                                                    Year ended September 30,
                                                 -------------------------------
                                                   1996       1997       1998
                                                 -------     ------     --------
Total hospitals owned or leased
  (as of the end of period) .................         24         26         32
Licensed beds (as of end of period) .........      2,841      3,108      3,821
Admissions ..................................     82,701    100,677    123,713
Patient days ................................    419,418    494,977    615,248
Acute care average length of stay (days).....        4.7        4.6        4.6
Psychiatric average length of stay (days)....       12.2       14.1       19.4
Occupancy rate (1) ..........................         43%        45%        47%
Outpatient utilization (2) ..................         34%        35%        35%
Earnings before depreciation, interest
  and income taxes margin ...................         24%        24%        25%

------------------------

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

           Psychiatric Hospitals. Generally, the Company's psychiatric hospitals face substantial competition in their market areas because the Company's psychiatric hospitals compete in larger urban areas than do its acute care hospitals and these hospitals also seek to draw patients from secondary service areas (service referrals). Psychiatric hospitals generally benefit from a broader range of referral sources than do acute care hospitals. Such referral sources include physicians, social agencies, both private and governmental, community mental health centers, local court systems, licensed non-medical professionals such as psychologists, clergy and mental health counselors, self referrals and family referrals. In recent years third party payors have significantly reduced payments to psychiatric hospitals through rate reductions, shorter inpatient lengths-of-stay, movement from inpatient to outpatient treatments, and various alternative treatment programs. The Company's psychiatric hospitals have been negatively affected by these changes. To respond to these changes, several of the Company's psychiatric hospitals have moved into the youth services market, which includes a variety of services for the troubled child and adolescent groups. These changes have served to reverse the negative trends in recent years. However, as noted earlier in Item 1., psychiatric operations only account for approximately 2% of the Company's net revenue.

           Acquisitions. The Company faces competition for the acquisition of non- urban community acute care hospitals from proprietary and not-for-profit multi- hospital groups. Some of these competitors may have greater financial and other resources than the Company. Historically, the Company has been able to acquire hospitals at reasonable prices. However, increased competition for the acquisition of nonurban community acute care hospitals could have an adverse impact on the Company's ability to acquire such hospitals on favorable terms.

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

                                                      Year Ended September 30,
                                                     ---------------------------
                                                      1996       1997      1998
                                                     ------     ------    ------
Medicare ......................................         52%       53%       49%
Medicaid ......................................         13        13        13
Private and other sources......................         35         3        38
                                                       ---       ---       ---
     Total.....................................        100%      100%      100%
                                                       ===       ===       ===

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

           Legislative action and federal regulatory changes during the past several years have resulted in significant changes in the Medicare program. Formerly, Medicare provided reimbursement for the reasonable direct and indirect costs of hospital services furnished to beneficiaries, plus an allowed return on equity for proprietary hospitals. Pursuant to the Social Security Amendments of 1983 ("the Amendments") and subsequent budget reconciliation act modifications, Congress adopted a prospective payment system ("PPS") to reimburse the routine and ancillary operating costs of most Medicare inpatient hospital services. Psychiatric, long-term care, rehabilitation and pediatric hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital, currently are exempt from PPS and continue to be reimbursed on a reasonable cost basis. In addition, many outpatient services continue to be reimbursed, subject to certain regulatory limitations, on a reasonable cost basis. The Company's four psychiatric hospitals, which are currently exempt from PPS reimbursement, are subject to an operating cost per discharge limitation for Medicare reimbursement purposes.

           Under PPS, the Secretary of DHHS has established fixed payment amounts per discharge for categories of hospital treatment, commonly known as diagnosis- related groups ("DRGs"). DRG rates have been established for each individual hospital participating in the Medicare program, in part based upon the facility's geographic location. As a general rule under PPS, if a facility's costs of providing care for the beneficiary are less than the predetermined DRG rate, the facility retains the difference. Conversely, if the facility's costs of providing the necessary service are more than the predetermined rate, the facility must absorb the loss. Because DRG rates are based upon a statistically normal distribution of severity, patients falling outside the normal distribution are afforded additional payments and defined as "outliers." In certain instances, additional payments may be received for outliers.

           The DRG rates are updated annually to account for projected inflation. For several years the annual updates or percentage increases to the DRG rates have been lower than the actual inflation in the cost of goods and services purchased by general hospitals. The inflation index used by HCFA to adjust the DRG rates gives consideration to the cost of goods and services purchased by hospitals as well as non-hospitals (the "market basket"). The increase in the market basket for the year beginning on October 1, 1998 is 2.2%. Pursuant to the Balanced Budget Act of 1997, the net annual updates have been set as follows: federal fiscal year ("FY") 1999, market basket minus 1.9%; FY 2000, market basket minus 1.8%; FY 2001 and FY 2002, market basket minus 1.1%; and, for FY 2003 and each subsequent FY, the market basket percentage increase. The Company cannot predict how future adjustments by Congress and the HCFA will affect the profitability of its health care facilities.

           Hospitals currently excluded from the PPS, such as psychiatric and rehabilitation hospitals, receive reimbursement based on their reasonable costs, with limits placed upon the annual rate of increase in operating costs per discharge. Pursuant to the Balanced Budget Act of 1997, the annual update for FY 1998 was set at 0%. For FY 1999 through FY 2002, the annual update factor is dependent upon where the hospital's costs fall in relation to the limits set by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). The annual update factor will range from 0% to the market basket percentage increase, depending upon whether the hospital's costs are at, below or above the TEFRA target limits. The Company currently has four hospitals that are exempt from the PPS.

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

           Payments under the Medicare program for capital related costs, for cost reporting periods prior to October 1, 1991, were made on a reasonable cost basis. Reasonable capital costs generally include depreciation, rent and lease expense, capital interest, property taxes, insurance related to the physical plant, fixed equipment and movable equipment. As a result of changes made to the Social Security Act by the Omnibus Reconciliation Act of 1987 ("OBRA-1987") hospitals paid under PPS for operating costs must be reimbursed for capital costs on a prospective basis, effective with the cost reporting period beginning October 1, 1991 (i.e., FY 1992). HCFA implemented the PPS for capital costs for FY 1992 based upon FY 1989 Medicare inpatient capital costs per discharge updated to FY 1992 by the estimated increase in Medicare capital costs per discharge. A ten year transition period, beginning with FY 1992, was established for the phasing- in of the capital PPS. Under the transition period rules, hospitals with a hospital-specific capital rate below the standard Federal rate are paid on a fully prospective methodology. Hospitals with a hospital-specific rate above the standard Federal rate are paid based on a hold-harmless method or 100% of the standard Federal rate, whichever results in the higher payment. Beginning with cost reporting periods on or after October 1, 2001, at the end of the transition period, all hospitals are to be paid at the standard Federal rate. Pursuant to the Balanced Budget Act of 1997, capital payment rates must be rebased in FY 1998 using the actual rates in effect in FY 1995 and the budget neutrality adjustment factor used to determine the federal capital payment rate on September 30, 1995. In addition, capital rates are reduced by an additional 2.1% by the Balanced Budget Act of 1997.

           The Medicare program reimburses each hospital on a reasonable cost basis for the Medicare program's pro rata share of the hospital's allowable capital costs related to outpatient services. Outpatient capital reimbursement was reduced by 15% (i.e., 85% of outpatient capital costs) during FY 1990 and OBRA 1990 extended the 15% reduction through FY 1991. OBRA-1990 and OBRA-1993 further directed that outpatient capital reimbursement be reduced by only 10% beginning FY 1992 through FY 1998. The Balanced Budget Act of 1997 continues the 10% reduction for FY 1999 and during FY 2000 before January 1, 2000. The Company anticipates that payments to hospitals will be reduced as a result of future legislation but is unable to predict what the amount of the final reduction will be.

           The Balanced Budget Act of 1997 mandates that home health care reimbursement must transition to a prospective payment system on October 1, 1999, as well as a 15% reduction in the cost limits and per beneficiary limits effective September 30, 1999. During a transition period of not longer than 4 years, home health care reimbursement rates will be a blend of agency-specific costs and the regional-specific costs, until a fully prospective payment rate is achieved. The Company currently has 12 hospitals that provide home health care services. The impact of the transition to PPS for home health care services cannot be assessed at this time, since the HCFA has yet to define the standardized amounts to be used in determining regional costs. The Company anticipates that payments for home health services may be limited or reduced as a result of this legislation.

           The Balanced Budget Act of 1997 mandated numerous other adjustments and reductions to the Medicare system that collectively may impact the Company's operations. With respect to the valuation of capital assets as a result of a change in hospital ownership, the Balanced Budget Act of 1997 eliminates the allowance for return on equity capital, and bases reimbursement on the book value of the assets, recognizing no gain, loss or recapture of depreciation. In addition, the Balanced Budget Act of 1997 mandated the following changes: a) reimbursement for Medicare enrollee deductible and coinsurance bad debts is reduced 40% for FY 1999 and 45% for FY 2000 and each subsequent year; b) the bonus payments made to hospitals whose costs are below the target amounts is reduced 2% of the target amount; and, c) skilled nursing home reimbursement must transition to a prospective payment system, based upon 1995 allowable costs, with a three year transition period beginning on or after July 1, 1998. Due to concern over Medicare's ability to address Year 2000 issues, many implementation dates have been indefinitely postponed. For example, outpatient PPS rules have been proposed, but an actual start date has yet to be announced. In addition, portions of the skilled nursing home PPS program and consolidated billing have been postponed until January 1, 1999 or later.

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

           The Balanced Budget Act of 1997 repealed the Boren Amendment to the Medicaid Act which had been interpreted by the Courts as establishing a federal minimum standard for Medicaid rates payable to hospitals and nursing homes. Congress repealed the Boren Amendment in order to give states greater flexibility in establishing Medicaid payment methods and rates. The Boren Amendment required states to undertake a finding analysis and then to assure the federal government that their Medicaid rates were reasonable and adequate to meet the costs that must be incurred by economically and efficiently operated hospitals in providing care to Medicaid recipients. In place of this minimum standard, Congress has mandated that states employ a rate setting process that requires prior publication and an opportunity for provider comment on the rates. This replacement requirement became effective for rates of payment on and after January 1, 1998.

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

           Recently, several commercial insurers have undertaken efforts to limit the costs of hospital services by adopting prospective payment or DRG-based systems. To the extent such efforts are successful, and to the extent that the insurers' systems fail to reimburse hospitals for the costs of providing services to their beneficiaries, such efforts may have a negative impact on the results of operations of the Company's hospitals.

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

           State Hospital Rate-Setting Activity. The Company currently operates one facility in a state that has some form of mandated hospital rate-setting. The West Virginia Health Care Rate Authority ("HCRA") establishes a maximum approved charge for each hospital service. Hospitals are limited to this maximum charge for each service until HCRA approves an increase. Rate increases are reviewed, approved and implemented on an annual basis. As a result, in West Virginia, the Company's ability to increase its rates to compensate for increased costs per admission is limited and the Company's operating margin on its West Virginia facility may be adversely affected. There can be no assurance that other states in which the Company operates hospitals will not enact rate-setting provisions as well.

           Antikickback and Self-Referral Regulations. During 1998, the federal government announced that reducing healthcare fraud was its second priority (behind reducing crime in America). As a result, the healthcare industry is being subjected to unprecedented scrutiny and a panoply of statutes, regulations and government initiatives intended to prevent those practices deemed fraudulent or abusive by the government. The healthcare industry is subject to extensive Federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services. In particular, Medicare and Medicaid antikickback, antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Antikickback Amendments") prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, DHHS has issued regulations that describe some of the conduct and business relationships permissible under the Antikickback Amendments ("Safe Harbors"). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to clearly satisfy the applicable Safe Harbor criteria, however, risk increased scrutiny by enforcement authorities. Because the Company may be less willing than some of its competitors to enter into business arrangements that do not clearly satisfy the Safe Harbors, it could be at a competitive disadvantage in entering into certain transactions and arrangements with physicians and other healthcare providers.

           In addition, Section 1877 of the Social Security Act, which restricts referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements, was amended effective January 1, 1995, to significantly broaden the scope of prohibited physician referrals under the Medicare and Medicaid programs to providers with which they have ownership or certain other financial arrangements (the "Self-Referral Prohibitions"). Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of renumeration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. The Company's participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments. The Company systematically reviews all of its operations to ensure that it complies with the Social Security Act and similar state statutes. In addition, the Company has in operation a Corporate compliance program at all of the Company's hospitals, and that is an ongoing, working program to monitor and insure continuing compliance with these statutory prohibitions and requirements.

           Both Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts in accordance with the requirements of recent federal statutory enactments including the Health Insurance Portability Act of 1996. The Company is unable to predict the future course of Federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on the Company's financial condition.

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

Employees and Medical Staff

           As of September 30, 1998, the Company had approximately 15,000 full-time and part-time employees, approximately 140 of whom were covered by a collective bargaining agreement. The Company's corporate office staff consisted of 55 people at that date. The Company believes that its relations with employees are satisfactory. In general, the staff physicians at the Company's acute care and psychiatric hospitals are not employees of the Company. The physicians may also be staff members of other hospitals. The Company provides physicians with certain services and assistance. The Company does employ approximately 100 physicians, most of whom are primary care physicians located at clinics the Company owns and operates. In addition, the Company's hospitals provide emergency room coverage, radiology, pathology and anesthesiology services by entering into service contracts with physician groups which are generally cancelable on 90 days notice.

Liability Insurance

           The Company maintains at each hospital it operates professional liability insurance and general liability insurance in amounts of $1,000,000 per claim and $4,000,000 per aggregation of claims, of which the Company retains the first $100,000 of each professional liability claim and up to $4,000,000 in the aggregate for all such claims each year. The Company maintains a $1,000,000 layer of self-insured retention of professional liability for all hospitals above the first level of coverage and then purchases $35,000,000 umbrella coverage for all hospitals. The Company also maintains other typical insurance coverage. The Company maintains an unfunded reserve for its self-insured risks described above based upon actuarially determined estimates. Actual hospital professional liability costs for a particular period are not known for several years after the period has expired. The delay in determining the actual cost associated with a particular period is a result of the time between the occurrence of an incident and when it is reported as well as the time involved and costs incurred in resolution of such claims. The Company believes that its insurance is adequate in amount and coverage. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will not have to increase its levels of self-insurance.

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

           The Company's psychiatric care operations consist of four psychiatric hospitals: one 66-bed hospital with 32 psychiatric adult beds, 18 psychiatric child/adolescent beds, and 16 adult substance abuse beds, one 80-bed psychiatric adult hospital, one 88-bed hospital with 28 psychiatric adult beds, 15 psychiatric child/adolescent beds and 45 intensive residential treatment beds, and one 60-bed intensive residential treatment hospital.

           The following table presents certain information with respect to the Company's facilities as of September 30, 1998. For more information regarding the utilization of the Company's facilities, see "Item 1. Business -- Selected Operating Statistics".

                                                                                         Owned      Acquisition or
                                                                            Licensed    Leased or   Commencement
             Hospital                        Location            Type         Beds      Managed          Date
------------------------------------      ---------------   ------------    ----------  ----------  ---------------
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


Upstate Carolina Regional Medical Center   Gaffney,           Acute Care         125      Owned       March 1988
                                           South Carolina

University Behavioral Center               Orlando,           Psychiatric         88      Owned       January 1989
                                           Florida

SandyPines                                 Tequesta,          Psychiatric         60      Owned       January 1990
                                           Florida

Riverview Regional Medical Center          Gadsden,           Acute Care         281      Owned       July 1991
                                           Alabama

                                                                                         Owned    Acquisition or
                                                                             Licensed   Leased or   Commencement
             Hospital                         Location           Type          Beds      Managed        Date
-----------------------------         --------------------     -----------  ---------- ---------- ----------------
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

Byerly Hospital (3)                       Hartsville,          Acute Care        116       Leased    September 1995
                                          South Carolina

Bulloch Memorial Hospital (3)             Statesboro,          Acute Care        158       Leased    October 1995
                                          Georgia

Northwest Mississippi Regional            Clarksdale,          Acute Care        175       Leased    January 1996
Medical Center                            Mississippi          Skilled Nursing    20

Midwest City Regional Hospital            Midwest City,        Acute Care        197       Leased    June 1996
                                          Oklahoma             Psychiatric        30
                                                               Skilled Nursing    20

Stringfellow Memorial Hospital (4)        Anniston,            Acute Care        125       Managed   January 1997
                                          Alabama

Rankin Medical Center (5)                 Brandon,             Acute Care        120       Leased    January 1997
                                          Mississippi          Gero-Psych         14

Southwest Regional Medical Center (6)     Little Rock,         Acute Care        108       Owned     November 1997
                                          Arkansas             Gero-Psych         17

Riley Memorial Hospital (7)               Meridian,            Acute Care        168       Owned     January 1998
                                          Mississippi          Skilled Nursing    12

River Oaks Hospital (8)                   Jackson,             Acute Care        110       Owned     January 1998
                                          Mississippi

River Oaks East (8)                       Jackson,             Acute Care         94       Owned     January 1998
                                          Mississippi          Skilled Nursing    17

Brooksville Regional Hospital (9)         Brooksville,         Acute Care         91       Leased    June 1998
                                          Florida

Springhill Regional Hospital (9)          Spring Hill,         Acute Care         75       Leased    June 1998
                                          Florida
                                                                               -----
        TOTAL LICENSED BEDS OWNED, LEASED OR MANAGED                           3,821
                                                                               =====

(1)                  The Company is currently building a replacement hospital
           for the Lake Norman Regional Medical Center. The total cost of the project is approximately $33,500,000, and is scheduled to open during spring/summer 1999.

(2)                  The Company opened a replacement facility for the Heart of
           Florida Hospital in June 1997. Whereas the previous facility was operated by the Company under a lease agreement, the Company now owns the new replacement hospital.

(3)                  The Company is currently operating Byerly Hospital and
           Bulloch Memorial Hospital each under a short-term lease agreement while building new replacement hospitals. The total cost of the new hospitals and the scheduled completion date for Byerly Hospital and Bulloch Memorial Hospital are $34,500,000 and spring/summer 1999, and $44,800,000 and spring/summer 2000, respectively. The Company will own the replacement hospitals.

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

(5)                  Effective January 1, 1997 the Company entered into a long-
           term lease agreement with the Rankin County Board of Supervisors. The total consideration approximated $41,611,000, including $37,474,000 in cash paid at closing, the assumption of certain debt, and the purchase of the hospital's working capital.

(6)                  Effective November 1, 1997 the Company acquired Southwest
           Hospital from Safecare Company, Inc. pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment of the hospital, and working capital. The total consideration approximated $21.4 million, including $20.7 million in cash and the assumption of $.7 million in debt.

(7)                  In January 1998 the Company acquired Riley Memorial
           Hospital from Riley Development Systems, Inc., pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment of the hospital, and working capital. The total consideration approximated $75.7 million in cash.

(8)                  In January 1998 the Company acquired a two-hospital system from River Oaks Hospital, Inc., via an Agreement of Merger and tax-free stock exchange transaction. The transaction included the purchase of substantially all property, plant and equipment of the system, and working capital. The total consideration involved approximated $114.9 million, including $80.0 million in Company stock and the assumption of $34.9 million in debt.

(9)                  In June 1998 the Company acquired a two-hospital system
           from Regional Healthcare, Inc. pursuant to a Definitive Agreement and Lease Agreement. The transaction included a lease of the real property and the purchase of substantially all equipment and the working capital of the hospitals. The total consideration approximated $76.0 million, including $72.0 million in cash, and the assumption of $4.0 million in debt .

           The Company currently leases the facilities of Highlands Regional Medical Center, Fishermen's Hospital, Biloxi Regional Medical Center, Crawford Memorial Hospital, Northwest Mississippi Regional Medical Center, Midwest City Regional Hospital, Rankin Medical Center, Brooksville Regional Hospital and Spring Hill Regional Hospital pursuant to long-term leases expiring in 2025, 2011, 2024, 2027, 2025, 2026, 2026, 2028 and 2028 respectively, which provide the Company with the exclusive right to use and control the hospital operations.

           The Company's corporate headquarters are located in an office building in Naples, Florida, in which space is leased. The Company believes that all of its facilities are suitable and adequate for its needs. Certain of the Company's hospitals are subject to mortgages securing various borrowings. See
Note 3 of the Notes to the Consolidated Financial Statements (Item 8. hereof).

Item 3.  Legal Proceedings

           The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or are unlikely, individually or in the aggregate, to have a material adverse effect on the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

Executive Officers of the Registrant

           The following is certain information regarding the executive officers of the Company.

           William J. Schoen, age 63, has served as Chairman of the Board, and Chief Executive Officer of the Company since April 1986. He joined the Company's Board of Directors in February 1983, in December 1983 became its President and Chief Operating Officer, and Co-Chief Executive Officer in December 1985. He relinquished the position of President in April 1997. From 1982 to 1987 Mr. Schoen was Chairman of Commerce National Bank, Naples, Florida, and from 1973 to 1981 he was President, Chief Operating Officer and Chief Executive Officer of The F&M Schaefer Corporation, a consumer products company. From 1971 to 1973, Mr. Schoen was President of the Pierce Glass subsidiary of Indian Head, Inc., a diversified company. In addition to serving on the Company's Board, Mr. Schoen also serves on the Board of Directors of Horace Mann Insurance Companies.

           Earl P. Holland, age 53, is Vice Chairman. He joined the Company in 1981 as Senior Vice President - Operations. He became Senior Vice President Marketing and Development in 1984, Executive Vice President - Operations and Development in 1989, and Vice Chairman in 1997. For more than five years prior to 1981, he was employed by Humana, Inc., where he served as Assistant Regional Vice President and as the Executive Director of two hospitals.

           Joseph V. Vumbacco, age 53, is President and Chief Operating Officer. He joined the Company as an Executive Vice President in January 1996 after 14 years with Turner Construction Company, most recently as an Executive Vice President. He was promoted to President and Chief Operating Officer in 1997. Prior to joining Turner, he served as the Senior Vice President and General Counsel for The F&M Schaefer Corporation.

           Stephen M. Ray, age 50, is Senior Vice President - Finance of the Company. A certified public accountant, he joined the Company in 1981 as Controller, became a Vice President in 1983, and a Senior Vice President in 1991. He also served as Treasurer from 1987 to 1988 and most recently Senior Vice President - Administrative Services until his appointment to Senior Vice President - Finance in September 1994. From 1979 until 1981, Mr. Ray was employed by Hospital Affiliates International, Inc., a hospital management company, where he was responsible for reporting compliance and corporate technical accounting.

           Timothy R. Parry, age 44, is Vice President and General Counsel of the Company. He joined the Company in February 1996 as a Divisional Vice-President and Assistant General Counsel after 12 years in the law firm of Harter, Secrest & Emery, the last seven years as partner. Prior to joining Harter, Secrest & Emery he was an Assistant Ohio Attorney General for two years and before that a law clerk for the United States District Court for the Southern District of Ohio.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

           The Company completed an initial public offering of its Class A Common Stock on February 5, 1991. The Company's Class A Common Stock is listed on the New York Stock Exchange under the Symbol HMA. At November 30, 1998 there were approximately 1,662 record holders of the Company's Class A Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's Class A Common Stock as listed on the New York Stock Exchange. All prices below reflect the effect of 3-for-2 stock splits in the form of stock dividends effective in October 1997 and July 1998.


                                                                     High            Low
                                                                   --------        --------
           Fiscal Year Ended September 30, 1997
             First Quarter...............................          $11             $ 8 3/4
             Second Quarter..............................           13 1/4           9 1/2
             Third Quarter...............................           14 1/8          10 9/16
             Fourth Quarter..............................           15 5/8          12 7/8


           Fiscal Year Ended September 30, 1998
             First Quarter...............................          $17 5/8         $14 1/8
             Second Quarter..............................           19 3/4          14 15/16
             Third Quarter...............................           23 3/16         17 5/8
             Fourth Quarter..............................           24 9/16         17 1/2

           The Company has not paid any cash dividends since its inception, and does not anticipate the payment of cash dividends in the foreseeable future.

           In connection with a stock repurchase program approved by the Board of Directors the Company sold, pursuant to Section 4(2) of the Securities Act of 1933, 2,459,000 put options to an independent third party for proceeds totalling $2,090,000. Each put option entitled the holder to sell one share of the Company's common stock to the Company at a price of $17.50 per share, exercisable only at maturity and expiring at various dates from November 1998 to December 1998. The put options expired without being exercised.

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

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)


                                                       Year ended September 30,
                                         -------------------------------------------------
                                           1994      1995     1996       1997      1998
                                         --------  --------  --------  -------- ----------
Net patient service revenue              $438,366  $531,094  $714,317  $895,482 $1,138,802
Costs and expenses                        356,636   426,845   575,906   717,173    913,523
Income from operations                     81,730   104,249   138,411   178,309    225,279
Net income                                 46,536    63,331    84,086   108,322    136,844
Net income per share-diluted             $    .21  $    .26  $    .34  $    .43 $      .54
Weighted average number of
 shares outstanding-diluted               236,200   239,487   244,045   249,130    255,575

At Year End
-----------
Working capital                          $138,001  $122,747  $106,907  $153,250    $188,161
Total assets                              398,813   466,998   591,707   734,041   1,112,105
Short-term debt                             7,104     6,571     8,438     8,263       8,544
Long-term debt                             75,769    67,721    68,702    49,650     134,217
Stockholders' equity                      252,928   317,950   417,739   560,220     756,825
Book value per common share              $   1.10  $   1.36  $   2.30  $   3.01   $    2.96

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

           Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

           Net patient service revenue for Fiscal 1998 was $1,138,802,000, as compared to $895,482,000 for the fiscal year ended September 30, 1997 ("Fiscal 1997"). This represented an increase in net patient service revenue of $243,320,000, or 27.2%. Hospitals in operation for the entire period of Fiscal 1998 and Fiscal 1997 ("same hospitals") provided $80,044,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $163,276,000 included $163,950,000 of net patient service revenue from the November 1997 acquisition of a 125-bed hospital, the January 1998 acquisitions of a 180-bed hospital and a 221-bed two-hospital system, and the June 1998 acquisition of a 166-bed two-hospital system, offset by a decrease of $674,000 in Corporate and miscellaneous revenue.

           The Company's hospitals generated 615,248 patient days of service in Fiscal 1998, which produced an overall occupancy rate of 47.1%. During Fiscal 1997 the Company's hospitals generated 494,977 patient days of service for an overall occupancy rate of 44.8%. Admissions in same hospitals for Fiscal 1998 increased 5.5%, from 95,787 to 101,025.

           The Company's salaries and benefits, supplies and other expenses and provision for doubtful accounts for Fiscal 1998 were $831,397,000, or 73.0% of net patient service revenue, as compared to $657,456,000, or 73.4% of net patient service revenue for Fiscal 1997. Of the total $173,941,000 increase, approximately $51,411,000 related to same hospitals, which was largely attributable to increased inpatient and outpatient volumes. Another $120,697,000 of increased operating expenses related to the acquisitions mentioned previously. The remaining increase of $1,833,000 represented an increase in Corporate and miscellaneous other operating expenses. The Company's Fiscal 1998 rent expense increased by $7,486,000, which resulted both from acquisitions and the expansion of hospital services.

           The Company's depreciation and amortization costs increased by $13,876,000. Approximately $10,470,000 of the increase resulted from the acquisitions mentioned above with the remaining increase attributable to ongoing building improvements and equipment purchases. Interest expense, which was net of capitalized interest costs of $1,329,000 and $500,000, in Fiscal 1998 and Fiscal 1997, respectively, increased $1,047,000, which resulted primarily from acquisition related debt.

           The Company's income before income taxes was $225,279,000 for Fiscal 1998 as compared to $178,309,000 for Fiscal 1997, an increase of $46,970,000 or 26.3%. As noted above, the increased profitability resulted from an increase in inpatient and outpatient business, improved operating performance of same hospitals and the contribution from the acquisitions previously mentioned. The Company's provision for income taxes was $88,435,000 for Fiscal 1998, as compared to $69,987,000 for Fiscal 1997. These provisions reflect an effective income tax rate of 39.25% for Fiscal 1998 and Fiscal 1997. As a result of the foregoing, the Company's net income was $136,844,000 for Fiscal 1998 as compared to $108,322,000 for Fiscal 1997.


           Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

           Net patient service revenue for Fiscal 1997 was $895,482,000, as compared to $714,317,000 for the fiscal year ended September 30, 1996 ("Fiscal 1996"). This represented an increase in net patient service revenue of $181,165,000, or 25.4%. Hospitals in operation for the entire period of Fiscal 1996 and Fiscal 1995 ("same hospitals") provided $45,575,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $135,590,000 included $136,351,000 of net patient service revenue from the January 1996 acquisition of a 195-bed hospital, the June 1996 acquisition of a 206-bed hospital and the January 1997 acquisitions of a 112-bed hospital and a 125-bed hospital, offset by a decrease of $761,000 in Corporate and miscellaneous revenue.

           The Company's hospitals generated 494,977 patient days of service in Fiscal 1997, which produced an overall occupancy rate of 44.8%. During Fiscal 1996 the Company's hospitals generated 419,418 patient days of service for an overall occupancy rate of 43.2%. Admissions in same hospitals for Fiscal 1997 increased 3.6%, from 75,267 to 78,009.

           The Company's salaries and benefits, supplies and other expenses and provision for doubtful accounts for Fiscal 1997 were $657,456,000, or 73.4% of net patient service revenue, as compared to $529,131,000, or 74.1% of net patient service revenue for Fiscal 1996. Of the total $128,325,000 increase, approximately $25,198,000 related to same hospitals, which was largely attributable to increased inpatient and outpatient business. Another $100,634,000 of increased operating expenses related to the acquisitions mentioned previously. The remaining increase of $2,493,000 represented an increase in Corporate and miscellaneous other operating expenses. The Company's Fiscal 1997 rent expense increased by $3,357,000, which resulted both from acquisitions and the expansion of hospital services.

           The Company's depreciation and amortization costs increased by $9,388,000. Approximately $6,026,000 of the increase resulted from the acquisitions mentioned above with the remaining increase attributable to ongoing building improvements and equipment purchases. Net interest expense increased $197,000, due primarily to decreased investment income earned in Fiscal 1997.

           The Company's income before income taxes was $178,309,000 for Fiscal 1997 as compared to $138,411,000 for Fiscal 1996, an increase of $39,898,000 or 28.8%. As noted above, the increased profitability resulted from an increase in inpatient and outpatient business, improved operating performance of same hospitals and the contribution from the acquisitions previously mentioned. The Company's provision for income taxes was $69,987,000 for Fiscal 1997, as compared to $54,325,000 for Fiscal 1996. These provisions reflect an effective income tax rate of 39.25% for Fiscal 1997 and Fiscal 1996. As a result of the foregoing, the Company's net income was $108,322,000 for Fiscal 1997 as compared to $84,086,000 for Fiscal 1996.


Liquidity and Capital Resources

           Working capital increased to $188,161,000 at September 30, 1998 from $153,250,000 at September 30, 1997, resulting primarily from increased business volumes and good management of the Company's working capital. The Company's cash flows from operating activities decreased by $14,385,000 from $132,336,000 in Fiscal 1997 to $117,951,000 in Fiscal 1998. Offsetting the Company's improved profitability was a large increase in accounts receivable, both at same hospitals and newly-acquired hospitals. This increase was due to higher volumes at same hospitals and acquisition hospitals, as well as temporary delays in billing of Medicare and Medicaid accounts receivable while waiting for assignment of applicable third-party provider numbers at those newly-acquired hospitals. The use of the Company's cash in investing activities increased from $110,428,000 in Fiscal 1997 to $233,368,000 in Fiscal 1998, reflecting an increased number of acquisitions during Fiscal 1998. The Company's cash flows from financing activities increased $46,420,000 from $14,301,000 provided in Fiscal 1997 to $60,721,000 provided in Fiscal 1998, due primarily to borrowings related to acquisitions(see also financial statement footnote No. 2).

           Working capital increased to $153,250,000 at September 30, 1997 from $106,907,000 at September 30, 1996, resulting primarily from the increase of cash from operations during Fiscal 1997. The Company's cash flows from operating activities increased by $37,767,000 from $94,569,000 in Fiscal 1996 to $132,336,000 in Fiscal 1997. This resulted primarily from improved profitability and management of the Company's working capital. The use of the Company's cash in investing activities decreased from $140,851,000 in Fiscal 1996 to $110,428,000 in Fiscal 1997, reflecting a smaller amount of funds used for acquisitions in Fiscal 1997. The Company's cash flows from financing activities increased $12,173,000 from $2,128,000 provided in Fiscal 1996 to $14,301,000 provided in Fiscal 1997 due primarily from proceeds received on the exercise of employee stock options and issuance of common stock related thereto.

           The Company currently has a $300,000,000 Amended and Restated Credit Agreement with a syndicate of banks. Interest accrues at the option of the Company at either the prime rate of interest, a fixed certificate of deposit rate of the agent bank or a LIBOR rate. Under all methods, interest payments are required quarterly. The interest rate is subject to adjustments based upon certain debt-related financial statement ratios provided under the Amended and Restated Credit Agreement. As of September 30, 1998, there was a $50 million outstanding balance. The $300,000,000 Amended and Restated Credit Agreement permits the Company to borrow under a revolving credit loan at any time through November 30, 1999, at which time any outstanding balance becomes due and payable.

           The Company also has a revolving credit facility with a bank which provides a $10,000,000 unsecured line of credit commitment through January 31, 1999. All outstanding loans under this revolving credit facility are due on January 31, 1999. Interest on the outstanding loans is payable at the bank's Index Rate (prime) less 1/2%. As of September 30, 1998, there were no amounts outstanding under this line.

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

           Effective October 28, 1998 the Company filed a Form S-3 to register $300 million of senior unsecured debt securities. The Company may issue all or part of the issue at a future date for general corporate purposes, including acquisitions, capital expenditures, refinancing of indebtedness, working capital, and repurchase and redemption of securities.

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

           Effective November 1, 1997 the Company purchased the 125-bed Southwest Hospital located in Little Rock, Arkansas. The total consideration was $21.4 million including $20.7 million in cash and the assumption of $.7 million in debt. Working capital was included in the purchase price. Operating results of the hospital have been included in the Company's Statements of Income from the date of acquisition.

           During January 1998 the Company purchased the 180-bed Riley Memorial Hospital located in Meridian, Mississippi. Total consideration approximated $75.7 million in cash, and included working capital. Operating results of the hospital have been included in the Company's Statements of Income from the date of acquisition.

           During January 1998 the Company acquired the 221-bed two-hospital River Oaks Health System located in Jackson, Mississippi. The total consideration approximated $114.9 million, including $80.0 million in Company stock and the assumption of $34.9 million in debt. Also included was the hospitals' working capital. Operating results of the hospitals have been included in the Company's Statements of Income from the date of acquisition.

           Effective June 1, 1998 the Company acquired the 166-bed two-hospital Regional Healthcare, Inc. system located in Hernando County, Florida. The total consideration approximated $76.0 million, including $72.0 million in cash and the assumption of $4.0 million in debt. Also included was the hospitals' working capital. Operating results of the hospitals have been included in the Company's Statements of Income from the date of acquisition.

           The Company had a number of hospital renovation/expansion projects underway at September 30, 1998. In addition, the Company plans to replace four of its existing hospitals over the next two years. At September 30, 1998 there were hospital renovation and expansion commitments of approximately $156.7 million outstanding, of which $40.8 million was paid at September 30, 1998.

           The Company anticipates spending approximately $50,000,000 for ongoing capital equipment and renovations in Fiscal 1999. At the present time, cash on hand, internally generated funds in the year ending September 30, 1999 ("Fiscal 1999"), and funds available under the Credit Facilities are expected to be sufficient to satisfy the Company's requirements for capital expenditures, future acquisitions and working capital in Fiscal 1999.

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

Year 2000 Computer Issues

           The Year 2000 Computer Issue is the result of most computer programs using two digits rather than four to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results on or after January 1, 2000.

           The Company has implemented a plan to evaluate and correct the effect of this problem on the Company's computer system and programs. As part of the plan, the Company is also contacting its principal vendors and suppliers to identify and correct the potential effects of this problem relating to embedded systems of certain computer aided medical and other equipment. In addition, the Company is contacting the Federal and State governments, other payors and other companies with which the Company's systems interface or on which they rely to monitor their timely completion of necessary upgrades.

           The Company's financial systems, including general ledger, accounts payable, cash management and payroll already are substantially Year 2000 compliant. Changes to the Company's patient accounting systems are underway. Facility testing of systems-wide changes is expected to be completed by the quarter ending March 31, 1999, with Company-wide implementation to be completed by the quarter ending June 30, 1999.

           The Company is utilizing both internal and external resources to complete the Year 2000 modifications. The majority of the costs relating to the Year 2000 Issue will be expensed as incurred. Management of the Company does not believe such costs will have a material adverse impact to the Company's future results of operation. However, there can be no guarantee that actual results could differ materially from those anticipated. Factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel and the ability to locate and correct all relevant computer coding and all medical equipment affected.

           As noted above, the Company is contacting its principal suppliers, other vendors and payors, including Federal and State governments, Medicare fiscal intermediaries, insurance companies and managed care companies, concerning the status of their Year 2000 compliance. The Company is not aware at this time whether those other systems are or will be Year 2000 compliant and is unable to estimate at this time the impact on the Company if one or more of those systems is not Year 2000 compliant. For the foregoing reasons, the Company is not able to determine at this time whether the Year 2000 Computer Issue will materially affect its future financial results or financial condition.

Forward-Looking Statements

           Certain statements contained in this Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payment levels; liability and other claims asserted against the Company; competition; the loss of any significant ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund additional acquisitions or replacement facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         Not applicable

Item 8.  Financial Statements and Supplementary Data


INDEX TO FINANCIAL STATEMENTS


                                                                 Page
                                                                 ----
Health Management Associates, Inc.
  Consolidated Financial Statements:
    Report of Independent Certified Public Accountants .........  26
    Consolidated Statements of Income -- for the years ended
      September 30, 1998, 1997 and 1996 ........................  27
    Consolidated Balance Sheets --September 30, 1998 and 1997 .. 28 Consolidated Statements of Stockholders' Equity -- for the
      years ended September 30, 1998, 1997 and 1996 ............  30
    Consolidated Statements of Cash Flows -- for the years
      ended September 30, 1998, 1997 and 1996...................  31
    Notes to Consolidated Financial Statements .................  33

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Health Management Associates, Inc.

           We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. and subsidiaries at September 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Atlanta, Georgia
October 23, 1998

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                Year ended September 30,
                                                  --------------------------------------------------
                                                     1998                1997                1996
                                                  ---------          -----------         -----------
                                                             (in thousands, except per share data)

Net patient service revenue ............          $1,138,802            $895,482            $714,317

Costs and expenses:
  Salaries and benefits ................             402,133             310,992             247,917
  Supplies and other ...................             331,006             269,570             216,451
  Provision for doubtful accounts ......              98,258              76,894              64,763
  Depreciation and amortization ........              50,437              36,561              27,173
  Rent expense .........................              26,930              19,444              16,087
  Interest, net ........................               4,759               3,712               3,515
                                                  ----------           ---------           ---------
      Total costs and expenses .........             913,523             717,173             575,906
                                                  ----------           ---------           ---------

Income before income taxes .............             225,279             178,309             138,411

Provision for income taxes .............              88,435              69,987              54,325
                                                  ----------           ---------           ---------

Net income .............................          $  136,844            $108,322            $ 84,086
                                                  ==========           =========           =========
Net income per share:
  Basic ..................................        $      .55           $     .44            $    .36
                                                  ==========           =========           =========
  Diluted ................................        $      .54           $     .43            $    .34
                                                  ==========           =========           =========

Weighted average number of shares outstanding:
  Basic ..................................           249,049             242,767             236,693
                                                  ==========           =========           =========
  Diluted ................................           255,575             249,130             244,045
                                                  ==========           =========           =========



                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                         September 30,
                                                                ------------------------------
                                                                   1998                1997
                                                                --------------    ------------
                                                                        (in thousands)
                                          ASSETS
Current assets:
  Cash and cash equivalents .........................           $   12,685            $ 67,381
  Accounts receivable, less allowance for doubtful
    accounts of $77,800,000 and $44,055,000 in 1998
    and 1997, respectively ..........................              219,162             125,829
  Accounts receivable -- other ......................               24,380              13,547
  Supplies, at cost .................................               24,425              15,597
  Prepaid expenses and other assets .................                8,558               5,992
  Funds held by trustee .............................                1,458               1,225
  Deferred income taxes .............................               18,039              13,039
                                                                ----------            --------

     Total current assets ...........................              308,707             242,610

Property, plant and equipment:
  Land and improvements .............................               33,104              17,993
  Buildings and improvements ........................              495,980             309,717
  Leaseholds ........................................               89,339              83,731
  Equipment .........................................              259,987             188,893
  Construction in progress ..........................               47,546              13,418
                                                                ----------            --------
                                                                   925,956             613,752

  Less accumulated depreciation and amortization ....              188,201             141,033
                                                                ----------            --------
    Net property, plant and equipment ...............              737,755             472,719


Funds held by trustee ...............................                3,932                 944

Excess of cost over acquired net assets, net ........               46,674               9,714

Deferred charges and other assets ...................               15,037               8,054
                                                                ----------            --------

                                                                $1,112,105            $734,041
                                                                ==========            ========





                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30,
                                                                   ------------------------------
                                                                        1998              1997
                                                                   ------------      ------------
                                                                             (in thousands)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................             $   44,300            $ 33,943
  Accrued interest ...................................                  1,648               1,512
  Accrued payroll and related taxes ..................                 20,968              16,866
  Accrued expenses and other liabilities .............                 20,056              19,075
  Due to third party payors ..........................                 14,844               6,480
  Income taxes - currently payable and deferred ......                 10,186               3,221
  Current maturities of long-term debt ...............                  8,544               8,263
                                                                   ----------            --------

    Total current liabilities ........................                120,546              89,360

Deferred income taxes ................................                 39,603              18,699
Other long-term liabilities ..........................                 17,878              16,112
Long-term debt .......................................                134,217              49,650
Obligation under put option contracts ................                 43,036                   -

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized .......................................                      -                   -
  Common stock, Class A, $.01 par value, 300,000,000
    shares authorized, 251,558,000 and 244,058,000
    shares issued and outstanding at
    September 30, 1998 and 1997, respectively ........                  2,491               2,441
  Additional paid-in-capital .........................                241,677             181,966
  Retained earnings ..................................                512,657             375,813
                                                                   ----------            --------

        Total stockholders' equity ...................                756,825             560,220
                                                                   ----------            --------

                                                                   $1,112,105            $734,041
                                                                   ==========           =========


                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years ended September 30, 1998, 1997, and 1996

                                                           Additional
                                               Common      Paid-in       Retained
                                               Stock       Capital       Earnings
                                              --------    ------------ -----------
                                                      (in thousands)

Balance at September 30, 1995 ............   $   2,334    $ 132,211    $ 183,405

    Exercise of stock options ............          44        9,424            -
    Income tax benefit from exercise
    of stock options .....................           -        6,235            -
    Net income ...........................           -            -       84,086
                                              --------    ---------    ---------

Balance at September 30, 1996 ............       2,378      147,870      267,491

    Exercise of stock options ............          63       16,097            -
    Income tax benefit from exercise
      of stock options ...................           -       17,999            -
    Net income ...........................           -            -      108,322
                                              --------    ---------    ---------

Balance at September 30, 1997 ............       2,441      181,966      375,813

    Exercise of stock options ............          42       12,064            -
    Income tax benefit from exercise
      of stock options ...................         -        8,601            -
    Issuance of common stock for
      acquisition ........................          33       79,967            -
    Proceeds from sale of
      equity put options .................           -        2,090            -
    Reclassification of put
      option obligation ..................         (25)     (43,011)           -
    Net income ...........................           -            -      136,844
                                             ---------    ---------    ---------

Balance at September 30, 1998 ............   $   2,491    $ 241,677    $ 512,657
                                             =========    =========    =========


                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year ended September 30,
                                                   --------------------------------------------
                                                     1998                1997            1996
                                                   ---------        -------------     ---------
                                                                     (in thousands)
Cash flows from operating activities:
  Net income ..........................            $136,844            $108,322        $ 84,086
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization ...              50,437              36,561          27,173
      Loss (gain) on sale of fixed
        assets ........................                  14                 (92)            211
      (Decrease) increase in deferred
        income taxes ..................              (2,914)               (400)            700
      Changes in assets and liabilities,
        net of effects of acquisitions
        and dispositions:
          Accounts receivable .........             (63,382)            (12,648)        (19,898)
          Supplies ....................              (3,029)             (2,372)         (1,492)
          Prepaid expenses and
            other assets ..............                (567)               (478)            421
          Deferred charges and
            other assets ..............              (3,706)             (3,302)         (7,034)
          Accounts payable ............               5,182               2,425           3,370
          Accrued payroll, interest and
            other liabilities .........              (4,658)              4,938             737
          Income taxes -- currently
            payable ...................               1,965              (1,459)          3,321
          Other long-term liabilities .               1,765                 841           2,974
                                                    -------             -------         -------
Net cash provided by
  operating activities ................             117,951             132,336          94,569
                                                    -------             -------         -------
Cash flows from investing activities:
  Acquisition of facilities, net of
    cash acquired .....................            (169,484)            (51,467)        (99,639)
  Additions to property, plant
    and equipment .....................             (67,931)            (59,349)        (41,239)
  Proceeds from sale of assets ........               4,047                 388              27
                                                    -------             -------         -------
Net cash used in investing
  activities ..........................            (233,368)           (110,428)       (140,851)
                                                   --------            --------        --------



                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                   Year ended September 30,
                                                    ---------------------------------------------------
                                                      1998                1997                  1996
                                                    ------------     ---------------         ----------
                                                                     (in thousands)
Cash flows from financing activities:
  Proceeds from long-term borrowings ..              $ 80,996             $   520             $    708
  Principal payments on debt ..........               (39,850)            (20,621)              (7,187)
  Proceeds from issuance of common
    stock .............................                20,706              34,159                9,468
    Proceeds from sale of equity
      put options .....................                 2,090                   -                    -
 (Increase) decease in funds
    held by trustee ...................                (3,221)                243                 (861)
                                                     --------             -------             --------
Net cash provided by
  financing activities ................                60,721              14,301                2,128
                                                     --------             -------             --------

Net (decrease) increase in cash .......               (54,696)             36,209              (44,154)

Cash and cash equivalents at
   beginning of year ..................                67,381              31,172               75,326
                                                     --------             -------             --------
Cash and cash equivalents at
   end of year ........................              $ 12,685            $ 67,381             $ 31,172
                                                     ========            ========             ========
Supplemental schedule of noncash
   investing and financing activities:
    Fair value of assets acquired
      (including cash) ................              $288,903            $ 57,896             $116,588
    Consideration: Cash paid ..........               169,484              51,467               99,639
                   Stock issued........                80,000                   -                    -
                                                     --------            --------             --------
    Liabilities assumed ...............              $ 39,419            $  6,429             $ 16,949
                                                     ========            ========             ========

See notes 3, 4 and 5 for additional cash flow information.


                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Business and summary of significant accounting policies

           Health Management Associates, Inc. ("the Company"), through its subsidiary companies, substantially all of which are wholly-owned, provides health care services to patients in owned and leased facilities and provides management services under contracts to other health care organizations in the southeast and southwest United States. The Company consistently applies the following significant accounting policies:

           a.  Principles of consolidation
           The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has a 30-year management agreement with a hospital which commenced in January 1997. Since the agreement provides that the Company exercise complete control over the operations of the hospital, and bears the risks and rewards of ownership, the financial results of the hospital have been included in the accompanying consolidated statements of income since the commencement date of the agreement. All significant intercompany accounts and transactions have been eliminated.

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

           d. Excess of cost over acquired net assets, net and deferred charges and other assets
           Goodwill is being amortized on a straight-line basis ranging from three to thirty years. Deferred charges and other assets consist principally of deferred financing costs and certain non-productive assets held for sale. The financing costs are being amortized over the life of the related debt (see Note
3).

           e.  Use of estimates
           The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

           f.  Net patient service revenue
           Approximately 59%, 66% and 65% of gross patient service revenue for the years ended September 30, 1998, 1997 and 1996, respectively, relates to services rendered to patients covered by Medicare and Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. Provisions for contractual adjustments are made to reduce the

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

charges to these patients to estimated receipts based upon the programs' principles of payment/reimbursement (either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit, and provision is currently made for adjustments which may result.

           Net patient service revenue is presented net of provisions for contractual adjustments and other allowances of $1.391 billion, $1.039 billion and $803 million in 1998, 1997 and 1996, respectively, in the accompanying consolidated statements of income. In the ordinary course of business the Company renders services in its facilities to patients who are financially unable to pay for the hospital care. The value of these services to patients who are unable to pay is not material to the Company's consolidated results of operations.

           g.  Income taxes
           Deferred income taxes at September 30, 1998 and 1997 relate principally to differences in the recognition of certain income and expense items for income tax and financial reporting purposes (see Note 5).

           h. Net income per share
           Net income per share is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods presented (see Note 7).

           i.  Reclassifications
           Certain amounts have been reclassified in prior years to conform with the current year presentation.

2.         Acquisitions and dispositions
           During 1998 the Company acquired certain assets of six hospitals through various acquisition and long-term lease agreements for consideration totaling $287.9 million, which included $168.5 million in cash, $80.0 million in Company stock, and the assumption of $39.4 million in long-term debt. During 1997 the Company acquired certain assets of two hospitals through one long-term lease agreement and one long-term management agreement for consideration totaling $57.9 million, including $51.5 million in cash. During 1996 the Company acquired certain assets of two hospitals through long-term lease agreements for consideration totaling $116.6 million, including $99.7 million in cash.

           The operating results of the foregoing hospitals have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma combined summary of operations of the Company for each of the three years ended September 30, 1998 give effect to the operation of the hospitals purchased in 1998, 1997 and 1996 as if the acquisitions had occurred as of October 1, 1996, 1995 and 1994, respectively:

                                                  1998                 1997                1996
                                                 --------           ---------            -------
                                                         (In millions, except per share data)
  Net patient service revenue......             $1,215.4             $1,125.4            $ 828.4
  Net income ......................             $  137.9             $  112.3            $  86.0
  Net income per share - Basic.....             $    .55             $    .46            $   .36
  Net income per share - Diluted ..             $    .54             $    .45            $   .35

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.        Long-term debt
          The Company's long-term debt consists of the following:

                                                                September 30,
                                                          ----------------------
                                                             1998         1997
                                                          ----------    --------
                                                                 (in thousands)
Revolving Credit Agreements (a) ....................      $ 50,000      $      -
Industrial Revenue Bond Issues (b) .................         6,580         6,860
Mortgage notes, secured by real and
personal property (c) ..............................        69,987        36,102
Various mortgage and installment notes and
 debentures, some secured by equipment,
 at interest rates ranging from 6% to
 prime plus 1%, payable through 2005 ...............         5,800         8,063
Capitalized lease obligations (see Note 4) .........        10,394         6,888
                                                          --------       -------
                                                           142,761        57,913
Less current maturities ............................         8,544         8,263
                                                          --------      --------

                                                          $134,217      $ 49,650
                                                          ========      ========

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

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.         Long-term debt (Continued)

           b.  Industrial Revenue Bond Issues
           The Company has one Industrial Revenue Bond issue outstanding at September 30, 1998 and 1997, which is secured by all real and personal property of the facility with aggregate net book value of $11.7 million and $12.3 million, respectively, and a pledge of the stock of the subsidiary owning the facility; payment of principal and interest is unconditionally guaranteed by the Company. The bonds are serial bonds with maturities and rates ranging from September 1, 2005 to September 1, 2011 and 8.5% to 8.75%, respectively. The Company makes monthly sinking-fund payments in amounts sufficient to cover principal and interest payment requirements.

           c.  Mortgage Notes
           At September 30, 1998 the Company has four mortgage notes which are secured by all the real and personal property related to five facilities with a net book value of $113.5 million.

           The notes are payable in various installments with maturity dates ranging from 1999 through 2005 and carry interest rates ranging from prime to 11.5%. The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its $30.0 million floating rate mortgage loan. This agreement effectively fixes the interest rate on the loan at 7.13%.

           Maturities of long-term debt for the next five years are as follows (in thousands):

                            1999              $ 8,544
                            2000               66,293
                            2001                3,931
                            2002               13,869
                            2003                1,980
                            Thereafter         48,144

           The Company paid interest of $8.6 million, $6.6 million and $7.0 million for the years ended September 30, 1998, 1997 and 1996, respectively. Capitalized interest totaled $1.3 million and $.5 million for the years ended September 30, 1998 and 1997, respectively.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.        Leases

          The Company leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Future minimum operating and capital lease payments, including amounts relating to leased hospitals, are as follows at September 30, 1998 (in thousands):

                                            Operating             Capital
                                   -------------------------   ---------------
                                                                    Real
                                       Real                     Property and
September 30,                        Property     Equipment        Equipment       Total
-------------                       ----------   -----------    --------------   --------
1999 ...........................     $ 4,137       $ 9,620         $ 2,894       $16,651
2000 ...........................       2,686         7,833           1,748        12,267
2001 ...........................       2,516         5,966             811         9,293
2002 ...........................       2,185         3,522             655         6,362
2003 ...........................       1,659         1,896             648         4,203
Thereafter .....................      21,020           561          13,475        35,056
                                     -------       -------          ------       -------
Total minimum payments .........     $34,203       $29,398          20,231       $83,832
                                     =======       =======                       =======
Less amounts
  representing interest ........                                     9,837
                                                                   -------
Present value of
  minimum lease
  payments .....................                                   $10,394
                                                                   =======

          The following summarizes amounts related to equipment leased by the Company under capital leases (in thousands):

                                                                        September 30,
                                                                   ---------------------
                                                                    1998          1997
                                                                   ---------   ---------
          Equipment ........................                        $8,762        $7,999
          Accumulated amortization .........                         5,725         3,677
          Net book value ...................                        $3,037        $4,322

           The Company entered into capitalized leases of $.1 million, $.8 million and $4.4 million for the years ended September 30, 1998, 1997 and 1996, respectively.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.         Income taxes

           The significant components of the provision for income taxes are as follows (dollars in thousands):

                                                          Year ended September 30,
                                                ---------------------------------------------
                                                   1998             1997               1996
                                                ----------      ------------       ----------
Federal:
  Current .............................         $80,086            $63,957            $51,506
  Deferred:
    Current ...........................          (3,752)                90             (4,797)
    Non-current .......................            (324)              (229)               940
                                                -------            -------            -------
      Total Federal ...................          76,010             63,818             47,649
State:
  Current and deferred ................          12,425              6,169              6,676
                                                -------            -------            -------
     Total ............................         $88,435            $69,987            $54,325
                                                =======            =======            =======

         An analysis of the Company's effective income tax rates is as follows:

                                                                      Year ended September 30,
                                         ----------------------------------------------------------------------------
                                                 1998                           1997                       1996
                                         --------------------          ----------------------       -----------------
Statutory income
  tax rate ...............               $78,848        35.0%          $62,408          35.0%       $48,444     35.0%

State income taxes, net
  of Federal benefit .....                 8,076         3.6             4,010           2.2          4,339      3.1
Other items (each less
  than 5% of computed
  tax) ...................                 1,511          .7             3,569           2.1          1,542      1.2
                                         -------       ------          -------          -----       -------     -----
    Total ................               $88,435        39.3%          $69,987          39.3%       $54,325     39.3%
                                         =======       ======          =======          =====       =======     =====

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.      Income taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred income tax assets and liabilities are comprised of the following:

                                                                September 30,
                                                          -------------------------
                                                            1998              1997
                                                          -------           -------
                                                                (in thousands)
           Deferred income tax liabilities:
                     Depreciable assets                    $48,020          $25,238

           Deferred income tax assets:
                     Self insurance liability risks          4,135            4,209
                     Allowance for doubtful accounts        17,136           10,361
                     Cash basis method of accounting         5,185            5,008
                                                          --------          -------
                                                            26,456           19,578
           Valuation allowance for
         deferred income tax assets                              -                -
                                                          --------          -------
           Net deferred income tax assets                   26,456           19,578
                                                          --------          -------

           Net deferred income tax liabilities             $21,564          $ 5,660
                                                          ========          =======

           Income taxes paid (net of refunds) amounted to $77.8 million,$53.8 million, and $47.9 million for the years ended September 30, 1998, 1997 and 1996, respectively.

6.         Retirement plan

           The Company has a defined contribution retirement plan which covers all eligible employees at its hospitals and the corporate office. This plan includes a provision for the Company to match a portion of employee contributions. Total retirement program expense was $3.2 million, $2.4 million and $2.1 million for the years ended September 30, 1998, 1997 and 1996, respectively.


7.         Earnings per share

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

           The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.         Earnings Per Share (continued)


                                                                   Year ended
                                                         1998         1997          1996
                                                       --------     --------      --------
           Numerator:
                Net income                             $136,844     $108,322      $ 84,086
                                                       ========     ========      ========
           Denominator:
                Denominator for basic earnings
                per share-weighted average shares       249,049      242,767       236,693
                Effect of dilutive securities-
                    employee stock options                6,526        6,363         7,352
                                                       --------     --------      --------
                Denominator for diluted
                    earnings per share                  255,575      249,130       244,045
                                                       ========     ========      ========

           Basic earnings per share                    $    .55     $    .44      $    .36
                                                       ========     ========      ========
           Diluted earnings per share                  $    .54     $    .43      $    .34
                                                       ========     ========      ========

           During 1998 the Company paid two three-for-two stock splits, each in the form of 50% stock dividends to its shareholders. All share and per share data in the accompanying consolidated financial statements and footnotes have been restated for all years to reflect the effect of the stock splits.

8.         Stockholders' equity

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

           The Company has a 1991 Stock Option Plan, a 1993 Stock Option Plan and a 1996 Executive Incentive Compensation Plan for the granting of options to key employees of the Company. All options granted have 10 year terms and vest and become fully exercisable at the end of either 3 or 4 years of continued employment.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.         Stockholders' equity (continued)

           Pertinent information covering the plans is summarized below:

                                                                            Price                Weighted
                                                   Shares                   Range              Average Price
                                                  --------            --------------           --------------
                                                (in thousands)
           Balance at September 30, 1995           19,580             $ 1.24 -$ 5.16          $     3.08
                Granted                             2,820               8.33 - 10.33                9.84
                Exercised                          (3,947)              1.24 -  5.16                2.18
                Terminated                           (130)              2.07 - 10.33                4.84
                                                   ------
           Balance at September 30, 1996           18,323               1.24 -  5.16                4.30
                Granted                             7,263                      12.72               12.72
                Exercised                          (5,783)              1.24 - 10.33                2.93
                Terminated                            (41)              4.49 - 12.72                9.98
                                                   ------
   Balance at September 30, 1997                   19,762               1.24 - 10.33                3.58
                Granted                             1,690                      21.63               21.63
                Exercised                          (2,237)              1.24 - 12.72                4.89
                Terminated                           (838)              5.16 - 21.63                9.84
                                                   ------
           Balance at September 30, 1998           18,377               1.24 - 21.63                8.36
                                                   ======
           Exercisable at
             September 30, 1998                    11,318
                                                   ======

           The following table summarizes information concerning currently outstanding and exercisable options:


                            Options Outstanding                    Options Exercisable
           ---------------------------------------------------  --------------------------
                                          Weighted
                                          Average     Weighted                    Weighted
              Range of                  Remaining     Average                      Average
              Exercise      Number     Contractual    Exercise      Number        Exercise
               Prices     Outstanding      Life        Price      Exercisable        Price
           -------------  -----------  ----------     --------    -----------     --------
           $ 1.24-$10.50   9,812,000        5.1        $ 4.84      9,019,000        $ 4.42
           $12.72-$21.63   8,565,000        9.0        $14.34      2,299,000        $12.72

           Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk-free interest rate of 5.78% and 6.36%; no dividend yields; volatility factor of the expected market price of the Company's common stock of .342 and .350; and weighted average expected lives of the options of 7 and 5 years.

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.         Stockholders' equity (continued)

transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

           For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                                    1998               1997
                                                 ---------          ---------
           Pro forma net income                  $ 132,112          $  98,627
           Pro forma earnings per share:
             Basic                               $     .53          $     .41
             Diluted                             $     .52          $     .40

           At September 30, 1998 there were approximately 5,458,000 shares of common stock reserved for future issuance under the plans. In addition, the Company has granted options for shares of Class A Common Stock to four non-employee directors. At September 30, 1998 there were approximately 155,000 options outstanding at $1.24 to $21.63 per share, expiring in 2001 through 2008.

           The Company also has a Stock Incentive Plan for corporate officers and management staff. This plan provides for the awarding of additional compensation to key personnel in the form of Company stock. The stock will be issued to the grantee four years after the date of grant, provided the individual is still an employee of the Company. At September 30, 1998 there were approximately 565,000 shares reserved under the plan, for which the Company has recorded approximately $1,200,000 of compensation expense for each of the three years in the period ended September 30, 1998.

           In February 1998 the Board of Directors approved a stock repurchase program. In connection with the program, put options were sold to an independent third party in September 1998. Proceeds of $2,090,000 from the issuance of the put options were accounted for as additional paid-in-capital. Each put option entitles the holder to sell one share of the Company's common stock to the Company at a price of $17.50 per share. At September 30, 1998 2,459,000 put options were outstanding, which are exercisable only at maturity and expire at various dates from November 1998 to December 1998. The potential repurchase obligation of $43,036,000 has been reclassified from stockholders' equity to a liability as of September 30, 1998. Subsequent to year end, the liability was eliminated in connection with the expiration of the put options.

9.         Professional and liability risks

           The Company has a layered self-insurance program with a major insurance carrier for its professional liability risks. An umbrella policy provides $35 million of coverage in excess of an underlying limit of $4 million depending upon layer structures and the dollar amounts of claims settled.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.         Professional and liability risks (continued)

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

10.        Commitments

           The Company has a number of hospital renovation/expansion projects underway at September 30, 1998. In addition, the Company plans to replace four of its existing hospitals over the next two years. At September 30, 1998 there were hospital renovation and expansion commitments of approximately $156.7 million outstanding, of which approximately $40.8 million was paid at September 30, 1998.

11.        Quarterly data (unaudited)


                   For the two years ended September 30, 1998
                      (in thousands, except per share data)


                                                                    Quarter
                                             1st              2nd              3rd               4th               Total
   1998                                   --------         --------         ---------          --------         ----------
----------
Net patient
  service revenue......                   $234,570         $302,922         $302,150           $299,160         $1,138,802
Income before income
  taxes................                     40,885           66,663           63,628             54,103            225,279
Net income.............                     24,837           40,498           38,655             32,854            136,844
Net income per share:
          Basic............               $    .10         $    .16         $    .15           $    .13         $      .55
          Diluted..........               $    .10         $    .16         $    .15           $    .13         $      .54
Weighted average number of shares:
          Basic............                244,829          249,157          250,871            251,371            249,049
          Diluted..........                251,135          255,453          257,882            258,295            255,575


   1997
----------
Net patient
  service revenue......                   $199,162         $237,792         $232,691           $225,837         $  895,482
Income before income
  taxes................                     32,722           52,577           51,030             41,980            178,309
Net income.............                     19,877           31,942           31,001             25,502            108,322
Net income per share:
          Basic............               $    .08         $    .13         $    .13           $    .10         $      .44
          Diluted..........               $    .08         $    .13         $    .12           $    .10         $      .43
Weighted average number of shares:
          Basic............                238,520          240,620          242,823            243,901            242,767
          Diluted..........                245,430          247,262          248,703            250,079            249,130


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item is (i) incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 16, 1999 under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's fiscal year and (ii) set forth under "Executive Officers of the Registrant" in Part I of this Report.


Item 11.  Executive Compensation

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on February 16, 1999 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 16, 1999 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 16, 1999 under "Certain Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

Item 14(a)(1), 14(a)(2) and 14(d):


     The following financial statement schedule is filed as part of this Report at page 46 hereof:

     Schedule II - Valuation and Qualifying Accounts

           All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 14(a)(3) and 14(c):  See Index to Exhibits.

Item 14(b):

           During the last quarter of the fiscal year ended September 30, 1998, the Registrant did not file a Current Report on Form 8-K.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (in thousands of dollars)



                               Balance at   Acquisitions                  Charged                   Balance at
                              Beginning of      and        Charges to     to other                    End of
                                 Period     Dispositions  Operations(a)   Accounts   Deductions(b)    Period
                              ------------  ------------  -------------   --------   -------------   -------

Year ended September 30, 1996
  Allowance for doubtful
    accounts..................  $28,334       $19,107       $64,763       $    -       $ 58,079      $54,125
                                =======       =======       =======       ========     ========      =======

Year ended September 30, 1997
  Allowance for doubtful
    accounts..................  $54,125       $ 2,831       $90,301       $    -       $103,202      $44,055
                                =======       =======       =======       ========     ========      =======

Year ended September 30, 1998
  Allowance for doubtful
    accounts..................  $44,055       $16,388       $119,797      $    -       $102,440      $77,800
                                =======       =======       ========      ========     ========      =======

----------------------

          (a) Charges to operations include amounts related to provisions for doubtful accounts, before recoveries.

          (b)  Includes amounts written-off as uncollectible.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.


By /s/  William J. Schoen      Chairman of the Board
------------------------------- and Chief Executive Officer    December 15, 1998
        William J. Schoen



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



   /s/ William J. Schoen       Chairman of the Board
------------------------------- and Chief Executive Officer    December 15, 1998
       William J. Schoen
                                   (Principal Executive
                                   Officer)


  /s/  Stephen M. Ray            Senior Vice President -
-------------------------------    Finance
       Stephen M. Ray              (Principal Financial       December 15, 1998
                                   Officer and Principal
                                   Accounting Officer)


  /s/  Kent P. Dauten
-------------------------------
       Kent P. Dauten            Director                     December 15, 1998



  /s/  Robert A. Knox
-------------------------------
       Robert A. Knox            Director                     December 15, 1998



  /s/  Charles R. Lees
-------------------------------
       Charles R. Lees           Director                     December 15, 1998



-------------------------------
      Kenneth D. Lewis           Director                     December 15, 1998


  /s/ William E. Mayberry, M.D.
-------------------------------
      William E. Mayberry, M.D.  Director                     December 15, 1998

                                INDEX TO EXHIBITS


(2) Plan of acquisition, reorganization, arrangement, liquidation or succession

           Not applicable.

(3)        (i)       Articles of incorporation

3.1(i)     Fifth Restated Certificate of Incorporation.  (Exhibit 3.1)

3.2(r) Certificate of Amendment to Fifth Restated Certificate of Incorporation. (Exhibit 4.5)

           (ii)      By-laws

3.3(l)               By-laws, as amended. (Exhibit 3.2)

(4)        Instruments defining rights of security holders, including indentures

The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

4.1(f)               Specimen Stock Certificate. (Exhibit 4.11)

4.2(h)               Fourth Amended and Restated Credit and
                     Reimbursement Agreement among the Company and NationsBank of Florida National Association and the Banks named therein, dated December 1, 1994. (Exhibit 4.12)

4.3(o) Credit Agreement dated May 6, 1996 between First Union National Bank of Florida and the Company pertaining to a $10 million working capital and cash management line of credit. (Exhibit 4.3 )

4.4(q) Amendment Agreement No. 1 to Fourth Amended and Restated Revolving Credit and Reimbursement Agreement made as of September 30, 1996. (Exhibit 4.1)

(9)        Voting Trust Agreement

           Not applicable.

(10)       Material Contracts

The Exhibits referenced under (4) of this Index to Exhibits are incorporated herein by reference.

10.1(i) First Amended and Restated Lease Agreement, dated as of January 1, 1995 between The Board of Commissioners of the Highlands County Hospital District and Sebring Hospital Management Associates, Inc. (Exhibit 10.1)

10.2(c) Lease dated as of July 1, 1986 between Fishermen's Hospital, Inc. and Marathon H.M.A., Inc. (Exhibit 28.1)

10.3(e) First Amendment of the July 1, 1986 Lease Agreement by and between Fishermen's Hospital, Inc. and Marathon H.M.A., Inc. dated December 18, 1991. (Exhibit 28.1)

10.4(a) Lease Agreement dated January 12, 1990 between Biloxi Regional Medical Center, Inc. and Biloxi H.M.A., Inc. (Exhibit 10.54)

10.5(g) Lease Agreement between Heart of Florida Hospital Association, Inc., Haines City HMA, Inc. and the Company, dated April 30, 1993. (Exhibit 10.49)

10.6(f) Amended and Restated Employment Agreement dated December 15, 1992 between Health Management Associates, Inc. and William J. Schoen. (Exhibit 10.46.


10.7(d) Health Management Associates, Inc. Stock Incentive Plan for Corporate Officers and Management Staff. (Exhibit 10.56)

10.8(i) Amendment No. 1 to the Health Management Associates, Inc. Stock Incentive Plan for Corporate Officers and Management Staff. (Exhibit 10.2)

10.9(g) Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated July 12, 1990. (Exhibit 10.22)

10.10(h)        First Amendment to the Health Management Associates, Inc.
                Supplemental Executive Retirement Plan, dated January 1, 1994. (Exhibit 10.51)

10.11(a) Registration Agreement dated September 2, 1988 between HMA Holding Corp., First Chicago Investment Corporation, Madison Dearborn Partners IV, Prudential Venture Partners, Prudential Venture Partners II, William J. Schoen, Kelly E. Curry, Stephen
                M. Ray, Robb L. Smith, George A. Taylor and Earl P. Holland. (Exhibit 10.23)

10.12(b) Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan. (Exhibit 10.67)

10.13(f) Amendment No. 1 and Amendment No. 2 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan. (Exhibit 10.44)

10.14(f) Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan. (Exhibit 10.45)

10.15(i) Health Management Associates, Inc. Stock Option Plan for Outside Directors. (Exhibit 10.5)

10.16(f) Stock Option Agreement, dated May 14, 1992, between the Company and Charles R. Lees. (Exhibit 10.42)

10.17(g) Stock Option Agreement, dated May 18, 1993, between the Company and Charles R. Lees. (Exhibit 10.48)

10.18(h) Stock Option Agreement dated May 20, 1994, between the Company and Charles R. Lees. (Exhibit 10.52)

10.19(h) Stock Option Agreement dated May 17, 1994, between the Company and Kenneth D. Lewis. (Exhibit 10.53)

10.20(j) Amendment No. 5 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan. (Exhibit 10.57)

10.21(j) Amendment No. 3 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan. (Exhibit 10.58)

10.22(j) Amendment No. 1 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors. (Exhibit 10.59)

10.23(l) Lease Agreement dated as of December 28, 1995 among Coahoma County, Mississippi, Clarksdale HMA, Inc. and the Company. (Exhibit 10.1)

10.24(n) Lease Agreement dated May 21, 1996 among Midwest City Memorial Hospital Authority, an Oklahoma Public Trust, and Midwest City HMA, Inc. and Health Management Associates, Inc. (Exhibit 2.1)

10.25(l) Amendment No. 6 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan. (Exhibit 10.2)

10.26(l) Amendment No. 7 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan. (Exhibit 10.3)

10.27(l) Amendment No. 4 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan. (Exhibit 10.4)

10.28(l) Amendment No. 5 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan. (Exhibit 10.5)

10.29(k) Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan. (Exhibit 99.15)

10.30(m) Amendment No. 1 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan. (Exhibit 10.1)

10.31(o) Second Amendment to the Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated September 17, 1996. (Exhibit 10.64)

10.32(p) Hospital Management Agreement by and between Anniston HMA, Inc. and the Trust created under the last will and testament of Susie P. Stringfellow, entered into on January 24, 1997. (Exhibit 10.1)

10.33(s) Asset Purchase Agreement dated as of October 17, 1997 among Little Rock HMA, Inc., St. Louis-Little Rock Hospitals, Inc. and Safecare Company, Inc. (Exhibit 10.1)

10.34(t) Agreement of Merger and Plan of Reorganization dated as of October 27, 1997, as amended and restated as of December 11, 1997, among Health Management Associates, Inc., HMA-RO Acquisition Corp. and River Oaks Hospital, Inc. (Exhibit 10.1)

10.35(t) Asset Purchase Agreement dated as of January 7, 1998 among Riley Development Systems, Inc., Meridian HMA, Inc. and Meridian HMA Nursing Home, Inc. (Exhibit 10.2)

10.36(u) Definitive Agreement dated March 12, 1998 and Amendment to Definitive Agreement between Regional Healthcare, Inc., Hernando Healthcare, Inc., Spring Hill Regional Hospital, Inc., Hernando County, Florida and Health Management Associates, Inc. (Exhibit 10.1)

10.37(u) Lease Agreement made as of June 1, 1998 between Hernando County, Florida and Hernando HMA, Inc. (Exhibit 10.2)

(11)  Statement re computation of per share earnings

      Not applicable.

(12)  Statements re computation of ratios

      Not applicable.

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

      Not applicable.

(16)  Letter re change in certifying accountant

      Not applicable.

(18)  Letter re change in accounting principles

      Not applicable.

(21)  Subsidiaries of the registrant

21.1 Subsidiaries of the registrant are listed on Exhibit 21.1 included herein at page 53 of this Report.


(22)  Published report regarding matters submitted to vote of security holders

      None.

(23)  Consents of experts and counsel

23.1         Consents of Ernst & Young LLP are filed as part of this Report as
23.2         Exhibits 23.1, 23.2 and 23.3 at pages 54-56 hereof.
23.3

(24)  Power of Attorney

      Not applicable.

(27)  Financial Data Schedule

27.1         Financial Data Schedule is filed as part of this Report as Exhibit
             27.1 at page 57 hereof.

(99)  Additional Exhibits

      None.

------------------------------

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

(r) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(s) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(t) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(u) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.