Form 10-Q
period 1998-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 1999-02-11
CIK 792985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998

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

                       HEALTH MANAGEMENT ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                         61-0963645
---------------------------------                     --------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)

 5811 Pelican Bay Boulevard, Suite 500, Naples, Florida         34108-2710
-------------------------------------------------------        -----------------
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

                                                                Yes  X   No
                                                                    ----   ----

At February 1, 1999, the following shares of the Registrant were outstanding:


       Class A Common Stock                           251,875,849 shares

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION                                                 Page

Item 1.  Financial Statements
         Consolidated Statements of Income --
           Three Months Ended December 31, 1998 and 1997.................     3

         Condensed Consolidated Balance Sheets--
           December 31, 1998 and September 30, 1998......................     4

         Condensed Consolidated Statements of Cash Flows--
           Three Months Ended December 31, 1998 and 1997.................     5

         Notes to Interim Condensed Consolidated Financial Statements....     6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................    7-10

PART II.          OTHER INFORMATION......................................     11

Signatures...............................................................     12

Index To Exhibits........................................................     13


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                       HEALTH MANAGEMENT ASSOCIATES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                               Three months ended
                                                                   December 31,
                                                            --------------------------
                                                              1998             1997
                                                            --------         ---------
Net patient service revenue .............................   $305,496          $234,570

Costs and expenses:
   Salaries and benefits.................................    113,643            84,567
   Supplies and expenses.................................     88,361            71,080
   Provision for doubtful accounts.......................     29,095            21,972
   Depreciation and amortization.........................     14,507            10,172
   Rent expense..........................................      7,577             5,461
   Interest, net.........................................      1,360               433
                                                            --------          --------
       Total costs and expenses .........................    254,543           193,685
                                                            --------          --------

Income before income taxes...............................     50,953            40,885

Provision for income taxes ..............................     19,998            16,048
                                                            --------          --------

Net income ..............................................   $ 30,955          $ 24,837
                                                            ========          ========

Net income per share:
    Basic................................................   $    .12          $    .10
                                                            ========          ========
    Diluted..............................................   $    .12          $    .10
                                                            ========          ========

Weighted average number of
 shares outstanding:
    Basic................................................    251,653           244,829
                                                            ========          ========
    Diluted..............................................    258,114           251,135
                                                            ========          ========


                             See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                    ASSETS
                                    ------

                                                                   December 31,     September 30,
                                                                      1998              1998
                                                                  -------------    --------------
                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents ...............................        $     8,574        $    12,685
  Receivables--net ........................................            253,282            243,542
  Supplies, prepaids and other assets .....................             35,934             32,983
  Funds held by trustee ...................................              1,753              1,458
  Income taxes - deferred .................................             18,039             18,039
       Total current assets ...............................            317,582            308,707
                                                                   -----------         ----------

Property, plant and equipment .............................            980,544            925,956
  Less accumulated depreciation and amortization ..........            201,428            188,201
                                                                   -----------         ----------
       Net property, plant and equipment ..................            779,116            737,755

Funds held by trustee .....................................              4,110              3,932
Excess of cost over acquired assets, net ..................             45,737             46,674
Deferred charges and other assets .........................             14,855             15,037
                                                                   -----------         ----------

                                                                   $ 1,161,400        $ 1,112,105
                                                                   ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
Accounts payable ..........................................        $    49,815        $    44,300
  Accrued expenses and other liabilities ..................             43,792             42,672
  Due to third party programs .............................             14,844             14,844
  Current maturities of long-term debt ....................              6,889              8,544
  Income taxes--currently payable and deferred ............             27,832             10,186
                                                                   -----------         ----------
       Total current liabilities ..........................            143,172            120,546

Deferred income taxes .....................................             39,603             39,603
Other long-term liabilities ...............................             17,116             17,878
Long-term debt ............................................            138,320            134,217
Obligation under put option contracts .....................                  -             43,036

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized .....................................                  -                  -
  Common stock, Class A, $.01 par value, 300,000,000
    shares authorized, 251,871,000 and 251,558,000
    shares issued and outstanding at December 31,
    1998 and September 30, 1998, respectively .............              2,519              2,491
  Additional paid-in capital ..............................            285,159            241,677
  Retained earnings .......................................            543,612            512,657
                                                                   -----------         ----------
                                                                       831,290            756,825
  Less treasury stock, 499,000 shares at cost .............             (8,101)                 -
                                                                   -----------         ----------
       Total stockholders' equity .........................            823,189            756,825
                                                                   -----------         ----------
                                                                   $ 1,161,400        $ 1,112,105
                                                                   ===========        ===========

                             See accompanying notes.
                                        4

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Three months ended
                                                                       December 31,
                                                                   --------------------
                                                                    1998         1997
                                                                   -------      -------
Cash flows from operating activities:
  Net income ..................................................... $ 30,955    $ 24,837
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization ...............................   14,507      10,172
     Loss/(gain) on sale of fixed assets .........................       70         (56)

     Changes in assets and liabilities:
       Receivables--net ..........................................  (11,829)    (10,464)
       Supplies and other current assets .........................   (2,884)     (2,920)
       Long-term assets ..........................................       (4)        969
       Accounts payable ..........................................    5,515         529
       Accrued expenses and other liabilities ....................    1,011         199
       Income taxes--
         currently payable and deferred ..........................   17,646      14,157
       Other long term liabilities ...............................     (762)     (2,897)
                                                                   --------    --------

          Net cash provided by
            operating activities .................................   54,225      34,526
                                                                   --------    --------
Cash flows from investing activities:
  Acquisition of facilities, net of cash acquired ................   (7,021)    (20,232)
  Additions to property, plant and equipment .....................  (38,000)    (10,740)
  Proceeds from sale of equipment ................................        1         128
                                                                   --------    --------

          Net cash used in investing activities ..................  (45,020)    (30,844)
                                                                   --------    --------
Cash flows from financing activities:
  Proceeds from long-term borrowings .............................      133         136
  Principal payments on debt .....................................   (7,761)     (2,459)
  Proceeds from issuance of common stock .........................    2,564       4,278
  Purchase of treasury stock .....................................   (8,101)          -
  (Increase)/decrease in funds held by trustee ...................     (151)       (631)
                                                                   --------    --------
          Net cash (used in) provided by
            financing activities .................................  (13,316)      1,324
                                                                   --------    --------
                Net (decrease)increase in cash
                  and cash equivalents ...........................   (4,111)      5,006

Cash and cash equivalents at beginning of period .................   12,685      67,381
                                                                   --------    --------

Cash and cash equivalents at end of period ....................... $  8,574    $ 72,387
                                                                   ========    ========

                             See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
-------------------------

         The condensed consolidated balance sheet as of September 30, 1998 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 1998 Annual Report. The interim consolidated financial statements at December 31, 1998 and for the three months ended December 31, 1998 and 1997 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 1998 Annual Report.

2.  Earnings Per Share
----------------------

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):



                                                          December 31,
                                                       1998          1997
                                                      -------       -------
     Numerator:
          Net income                                  $30,955       $24,837
                                                      =======       =======
     Denominator:
       Denominator for basic earnings
          per share-weighted average shares           251,653       244,829
       Effect of dilutive securities-
          Employee stock options                        6,461         6,306
                                                      -------       -------

       Denominator for diluted earnings
          per share                                   258,114       251,135
                                                      =======       =======
     Basic earnings per share                         $   .12       $   .10
                                                      =======       =======
     Diluted earnings per share                       $   .12       $   .10
                                                      =======       =======

         During October 1998 the Company purchased 498,700 shares of its own common stock on the open market for a total cost of $8,101,000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Results of Operations
         ---------------------
         Three months ended December 31, 1998 compared
         ---------------------------------------------
         to three months ended December 31, 1997
         ---------------------------------------

             Net patient service revenue for the three months ended December 31, 1998 ("1998 Period") was $305,496,000, as compared to $234,570,000 for the three months ended December 31, 1997 ("1997 Period"). This represented an increase in net patient service revenue of $70,926,000, or 30.2%. Hospitals in operation for the entire 1998 Period and 1997 Period ("same hospitals") provided $14,286,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $56,640,000 included $56,731,000 of net patient service revenue from the acquisition of the 125-bed Southwest Hospital effective November 1, 1997, the 221-bed River Oaks Health System effective January 1, 1998, the 180-bed Riley Memorial Hospital effective January 2, 1998 and the Regional Healthcare Inc., health system effective June 1, 1998, offset by a decrease of $91,000 in Corporate and miscellaneous revenue.

             During the 1998 Period the Company's hospitals generated patient days of service and an occupancy rate of 161,915 and 46.1%, respectively, versus 132,922 and 45.3%, respectively, for the 1997 Period. Same hospital patient days and occupancy rates were 132,801 and 46.1%, respectively, for the 1998 Period, and 130,897 and 45.8%, respectively, for the 1997 Period. Same hospital admissions for the Company during the 1998 Period were 26,831, up 2.2% from the 26,264 admissions during the 1997 Period.

             The Company's operating expenses (salaries and benefits, supplies and expenses, provision for doubtful accounts and rent expense) for the 1998 Period were $238,676,000 or 78.1% of net patient service revenue as compared to $183,080,000 or 78.0% of net patient service revenue for the 1997 Period. Of the total $55,596,000 increase, approximately $12,254,000 related to same hospitals, which was largely attributable to increased patient volumes. Another $42,762,000 of increased operating expense related to the acquisitions mentioned previously. The remaining $580,000 represented an increase in Corporate and miscellaneous other operating expenses.

             The Company's depreciation and amortization costs increased by $4,335,000 and interest expense increased by $927,000. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The increase in interest expense resulted from acquisition related debt, as well as a decrease in investment income in the 1998 Period, which is netted against interest expense.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

            The Company's income before income taxes was $50,953,000 for the 1998 Period as compared to $40,885,000 for the 1997 Period, an increase of $10,068,000, or 24.6%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $19,998,000 for the 1998 Period, as compared to $16,048,000 for the 1997 Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $30,955,000 for the 1998 Period as compared to $24,837,000 for the 1997 Period.

         Liquidity and Capital Resources
         -------------------------------

            The Company's operating cash flows totalled $54,225,000 for the 1998 Period as compared to $34,526,000 for the 1997 Period. The positive cash flows resulted from the Company's improved profitability and management of its working capital. The Company's investing activities used $45,020,000 and $30,844,000 for the 1998 Period and 1997 Period,
         respectively. Construction costs related to the replacement of three existing hospitals accounted for the majority of the 1998 Period expenditures. Financing activities used net cash of $13,317,000 for the 1998 Period and provided net cash of $1,324,000 for the 1997 Period. Increased principal debt reductions and purchases of the Company's common stock accounted for the majority of the change from the 1997 Period to the 1998 Period. See the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1998 and 1997 at page 5 of this Report.

            The Company's credit agreements contain certain covenants which, without prior consent of the banks, limit certain activities of the Company and its subsidiaries, including those relating to merger, consolidation and the Company's ability to secure indebtedness, make guarantees, and grant security interests. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage and liabilities to net worth.

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

            The Company is utilizing both internal and external resources to complete the Year 2000 modifications. The majority of the costs relating to the Year 2000 Issue will be expensed as incurred. Management of the Company does not believe such costs will have a material adverse impact to the Company's future results of operation. However, there can be no guarantee that actual results could differ materially from those anticipated. Factors that might cause material differences include, but are not limited to, the availability of trained personnel and the ability to locate and correct all relevant computer coding and all medical equipment affected.

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

tem 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


        Forward-Looking Statements
        --------------------------

                Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payment levels; liability and other claims asserted against the Company; competition; the loss of any significant ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund additional acquisitions or replacement facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         None.

Item 2.  Changes in Securities.
         ----------------------

         None.

Item 3.  Defaults upon Senior Securities.
         --------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information.
         ------------------

         None

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

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




                                         HEALTH MANAGEMENT ASSOCIATES, INC.




DATE:  February 9, 1999                 BY:   /s/ Stephen M. Ray
                                              ------------------------------
                                              Stephen M. Ray
                                              Senior Vice President-Finance
                                              (Duly authorized officer and
                                              Principal Financial Officer)

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

         3.2 Cettificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998, is incorporated herein by reference.

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

         Not applicable

(15)     Letter re unaudited interim financial information.

         Not applicable.

(18)     Letter re change in accounting principles.

         Not applicable.

(19)     Report furnished to security holders.

         Not applicable.

(22) Published report regarding matters submitted to vote of security holders.

         Not applicable

(23)     Consents of experts and counsel.

         Not applicable.

(24)     Power of attorney.

         Not applicable.

(27)     Financial Data Schedule.

         Financial Data Schedule is included herein as Exhibit 27.1 at page 15 of this report.

(99)     Additional exhibits.

         Not applicable.