Form 10-Q
period 1999-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 1999-05-14
CIK 792985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transaction period from ____ to ____

                        Commission File Number   000-18799
                                                -----------


                       HEALTH MANAGEMENT ASSOCIATES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


           DELAWARE                                         61-0963645
------------------------------------               -----------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)

 5811 Pelican Bay Boulevard, Suite 500, Naples, Florida             34108-2710
-------------------------------------------------------        -----------------
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

At April 30, 1999, the following shares of the Registrant were outstanding:


          Class A Common Stock                 251,948,663 shares

                   HEALTH MANAGEMENT ASSOCIATES, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION                                       Page

Item 1.  Financial Statements

     Consolidated Statements of Income --
      Three Months Ended March 31, 1999 and 1998..................... 3

     Consolidated Statements of Income --
      Six Months Ended March 31, 1999 and 1998....................... 4

     Consolidated Balance Sheets--
        March 31, 1999 and September 30, 1998........................ 5

     Consolidated Statements of Cash Flows--
        Six Months Ended March 31, 1999 and 1998..................... 6

     Notes to Interim Condensed Consolidated Financial
       Statements.................................................... 7-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................ 9-14

PART II. OTHER INFORMATION........................................... 15-16

Signatures........................................................... 17

Index To Exhibits.................................................... 18-19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                       HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                 Three months ended
                                                       March 31,
                                                 -------------------
                                                   1999       1998
                                                 --------   --------

Net patient service revenue ..................   $339,748   $302,922

Costs and expenses:
   Salaries and benefits .....................    114,673    104,148
   Supplies and expenses .....................     93,745     87,232
   Provision for doubtful accounts ...........     29,877     23,747
   Depreciation and amortization .............     14,344     12,564
   Rent expense ..............................      7,893      6,928
   Interest, net .............................        682      1,640
                                                 --------   --------
       Total costs and expenses ..............    261,214    236,259
                                                 --------   --------

Income before income taxes ...................     78,534     66,663

Provision for income taxes ...................     30,827     26,165
                                                 --------   --------

Net income ...................................   $ 47,707   $ 40,498
                                                 ========   ========



Net income per share:
  Basic ......................................   $    .19   $    .16
                                                 ========   ========
  Diluted ....................................   $    .19   $    .16
                                                 ========   ========


Weighted average number of shares outstanding:
  Basic ......................................    251,905    249,156
                                                 ========   ========
  Diluted ....................................    256,497    255,453
                                                 ========   ========


                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                  Six months ended
                                                       March 31,
                                                 -------------------
                                                   1999       1998
                                                 --------   --------
Net patient service revenue ..................   $645,244   $537,492

Costs and expenses:
   Salaries and benefits .....................    228,316    188,715
   Supplies and expenses .....................    182,106    158,312
   Provision for doubtful accounts ...........     58,972     45,719
   Depreciation and amortization .............     28,851     22,736
   Rent expense ..............................     15,470     12,389
   Interest, net .............................      2,042      2,073
                                                 --------   --------
       Total costs and expenses ..............    515,757    429,944
                                                 --------   --------

Income before income taxes ...................    129,487    107,548

Provision for income taxes ...................     50,825     42,213
                                                 --------   --------


Net income ...................................   $ 78,662   $ 65,335
                                                 ========   ========

Net income per share:
  Basic ......................................   $    .31   $    .26
                                                 ========   ========
  Diluted ....................................   $    .31   $    .26
                                                 ========   ========

Weighted average number of shares outstanding:
  Basic ......................................    251,778    246,969
                                                 ========   ========
  Diluted ....................................    257,480    253,244
                                                 ========   ========


                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                     ASSETS
                                     ------
                                                        March 31,       September 30,
                                                          1999              1998
                                                       -----------     --------------
                                                       (Unaudited)
Current assets:
 Cash and cash equivalents...........................  $   20,185          $   12,685
 Receivables--net....................................     257,996             243,542
 Supplies, prepaids and other assets.................      38,586              32,983
 Funds held by trustee...............................       1,824               1,458
 Income taxes - receivable and deferred..............      18,039              18,039
                                                       ----------          ----------
   Total current assets..............................     336,630             308,707

Property, plant and equipment........................   1,020,866             925,956
 Less accumulated depreciation and amortization......     214,526             188,201
                                                       ----------          ----------
   Net property, plant and equipment.................     806,340             737,755

Other assets:
 Funds held by trustee...............................       4,494               3,932
 Excess of cost over acquired assets, net............      44,737              46,674
 Deferred charges and other assets...................      15,297              15,037
                                                       ----------          ----------
   Total.............................................      64,528              65,643
                                                       ----------          ----------

                                                       $1,207,498          $1,112,105
                                                       ==========          ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
 Accounts payable....................................  $   57,055          $   44,300
 Accrued expenses and other liabilities..............      42,055              57,516
 Current maturities of long-term debt................       8,155               8,544
 Income taxes--currently payable and deferred........      36,142              10,186
                                                       ----------          ----------
   Total current liabilities.........................     143,407             120,546

Deferred income taxes................................      39,603              39,603
Other long-term liabilities..........................      17,364              17,878
Long-term debt.......................................     135,944             134,217
Obligation under put option contracts................           -              43,036

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  shares authorized..................................           -                   -
 Common stock, Class A, $.01 par value, 300,000,000
  shares authorized, 251,946,000 and 251,558,000
  shares issued and outstanding at March 31,
  1999 and September 30, 1998, respectively..........       2,519               2,491
 Additional paid-in capital..........................     285,443             241,677
 Retained earnings...................................     591,319             512,657
                                                       ----------          ----------
                                                          879,281             756,825
Less treasury stock, 499,000 shares at cost..........      (8,101)                  -
                                                       ----------          ----------
   Total stockholders' equity........................     871,180             756,825
                                                       ----------          ----------

                                                       $1,207,498          $1,112,105
                                                       ==========          ==========


                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Six months ended
                                                               March 31,
                                                         ---------------------
                                                           1999        1998
                                                         ---------  ----------
Cash flows from operating activities:
  Net income...........................................  $ 78,662   $  65,335
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization.....................    28,851      22,736
     Gain on sale of fixed assets......................        14         (43)

     Changes in assets and liabilities:
       Receivables--net................................   (31,387)    (35,376)
       Other current assets............................    (5,537)     (4,634)
       Deferred charges and other assets...............      (664)        111
       Accounts payable................................    12,755       1,777
       Accrued expenses and other liabilities..........      (725)     (6,823)
       Income taxes--
         currently payable and deferred................    25,956      11,059
       Other long term liabilities.....................      (514)        177
                                                         --------   ---------

          Net cash provided by operating activities....   107,411      54,319
                                                         --------   ---------

Cash flows from investing activities:
  Acquisition of facilities, net of cash acquired......    (7,265)    (95,735)
  Additions to property, plant and equipment...........   (77,321)    (21,677)
  Proceeds from sale of equipment......................        71         167
                                                         --------   ---------

          Net cash used in investing activities........   (84,515)   (117,245)
                                                         --------   ---------

Cash flows from financing activities:
  Proceeds from long-term borrowings...................       343         211
  Principal payments on debt...........................    (9,881)     (4,570)
  Increase in funds held by trustee....................      (606)       (747)
  Purchase of treasury stock...........................    (8,101)          -
  Issuance of common stock, net of costs...............     2,849       5,111
                                                         --------   ---------

          Net cash (used in)/provided by
            financing activities.......................   (15,396)          5
                                                         --------   ---------

                Net increase (decrease) in cash........     7,500     (62,921)

Cash and cash equivalents at beginning of period.......    12,685      67,381
                                                         --------   ---------

Cash and cash equivalents at end of period.............  $ 20,185   $   4,460
                                                         ========   =========

                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
-------------------------

     The consolidated balance sheet as of September 30, 1998 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 1998 Annual Report. The interim consolidated financial statements at March 31, 1999 and for the three and six month periods ended March 31, 1999 and 1998 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 1998 Annual Report.

2.   Earnings Per Share
----------------------

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                   Three months ended       Six months ended
                                                         March 31,              March 31,
                                                   ---------------------  ---------------------
                                                     1999          1998      1999       1998
                                                   --------     --------  --------    --------
      Numerator:
           Net income                              $ 47,707     $ 40,498   $ 78,662   $ 65,335
                                                   ========     ========   ========   ========
      Denominator:
         Denominator for basic earnings
           Per share-weighted average shares        251,905      249,156    251,778    246,969
         Effect of dilutive securities-
           employee stock options                     4,592        6,297      5,702      6,275
                                                   --------     --------   --------   --------

         Denominator for diluted
           earnings per share                       256,497      255,453    257,480    253,244
                                                   ========     ========   ========   ========

      Basic earnings per share                     $    .19     $    .16   $    .31   $    .26
                                                   ========     ========   ========   ========
      Diluted earnings per share                   $    .19     $    .16   $    .31   $    .26
                                                   ========     ========   ========   ========


     During October 1998 the Company purchased 498,700 shares of its own common stock on the open market for a total cost of $8,101,000.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


3.  Subsequent events - acquisitions
------------------------------------

     Effective April 1, 1999 the Company acquired a 473-bed, 2-hospital health system located in Jackson, Mississippi pursuant to an asset purchase and lease agreement. The consideration totaled approximately $135 million in cash, including $20 million in net working capital.

     Effective May 1, 1999 the Company acquired a 167-bed, 2-hospital health system located in the Lower Keys, Florida pursuant to asset purchase and lease agreements. The consideration totaled approximately $49.9 million, which included $27 million in cash paid at closing, $18.6 million recorded as the net present value of lease payments required over the 30 year term of the lease, and the assumption of $4.3 million in debt. The agreements included the assumption of working capital balances at closing, and also entitle the Company to receive $1.5 million per year in cash from the seller for the first ten years of the lease to support indigent care programs.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


          Results of Operations
          ---------------------
          Three months ended March 31, 1999 compared
          ------------------------------------------
          to three months ended March 31, 1998
          ------------------------------------

               Net patient service revenue for the three months ended March 31, 1999 ("1999 Period") was $339,748,000, as compared to $302,922,000 for the three months ended March 31, 1998 ("1998 Period"). This represented an increase in net patient service revenue of $36,826,000, or 12.2%. Hospitals in operation for the entire 1999 Period and 1998 Period ("same hospitals") provided $17,253,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $19,573,000 included $19,652,000 of net patient service revenue from the acquisition of the 166-bed Regional Healthcare , Inc. health system effective June 1, 1998, offset by a decrease of $79,000 in Corporate and miscellaneous revenue.

               During the 1999 Period the Company's hospitals generated total patient days of service and an occupancy rate of 188,740 and 54.7%, respectively, versus 176,197 and 52.2%, respectively, for the 1998 Period. Same hospital patient days and occupancy for the 1999 Period were 159,078 and 52.2%, respectively, versus 162,416 and 52.4%, respectively for the 1998 Period. Same hospital admissions for the Company during the 1999 Period were 34,438, up 3.4% from the 33,313 admissions during the 1998 Period.

               The Company's operating expenses (salaries and benefits, supplies and expenses, provision for doubtful accounts and rent expense) for the 1999 Period were $246,188,000 or 72.5% of net patient service revenue as compared to $222,055,000 or 73.3% of net patient service revenue for the 1998 Period. Of the total $24,133,000 increase, approximately $8,857,000 related to same hospitals, which was largely attributable to the increased patient volumes. Another $14,349,000 of increased operating expense related to the acquisition mentioned previously. The remaining increase of $927,000 represented an increase in Corporate and miscellaneous other operating expenses.

               The Company's depreciation and amortization costs increased by $1,780,000 and interest expense decreased by $958,000. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The decrease in interest expense was due largely to lower investment income and capitalized interest costs during the 1999 Period, which are netted against interest expense.

Item 2.   Management's discussion and Analysis of Financial
          Condition and Results of Operations (continued)


               The Company's income before income taxes was $78,534,000 for the 1999 Period as compared to $66,663,000 for the 1998 Period, an increase of $11,871,000 or 17.8%. The increase resulted primarily from same hospital volume increases and the acquisition mentioned previously. The Company's provision for income taxes was $30,827,000 for the 1999 Period as compared to $26,165,000 for the 1998 Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $47,707,000 for the 1999 Period as compared to $40,498,000 for the 1998 Period.

          Results of Operations
          ---------------------
          Six months ended March 31, 1999 compared
          ----------------------------------------
          to six months ended March 31, 1998
          ----------------------------------

               Net patient service revenue for the six months ended March 31, 1999 ("1999 Six Month Period") was $645,244,000, as compared to $537,492,000 for the six months ended March 31, 1998 ("1998 Six Month Period"). This represented an increase in net patient service revenue of $107,752,000, or 20.0%. Same hospitals provided $32,910,000 of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $74,842,000 included $75,009,000 of net patient service revenue from the acquisition of the 125-bed Southwest hospital effective November 1, 1997, the 221-bed River Oaks Health System effective January 1, 1998, the 180-bed Riley Memorial Hospital effective January 2, 1998, and the 166-bed Regional Healthcare, Inc. health system effective June 1, 1998, offset by a decrease of $167,000 in Corporate and miscellaneous revenue.

               During the 1999 Six Month Period the Company's hospitals generated 350,655 total patient days of service and an occupancy rate of 50.5%, respectively, versus 309,119 and 49.8%, respectively, for the 1998 Six Month Period. Same hospital patient days and occupancy for the 1999 Six Month Period were 254,246 and 49.3%, respectively, versus 253,930 and 49.8%, respectively, for the 1998 Six Month Period. Same hospital admissions for the Company during the 1999 Six Month Period were 56,259, up 3.6% from the 54,290 admissions during the 1998 Six Month Period.

               The Company's operating expenses for the 1999 Six Month Period were $484,864,000 or 75.1% of net patient service revenue as compared to $405,135,000 or 75.4% of net patient service revenue for the 1998 Six Month Period. Of the total $79,729,000 increase, approximately $24,219,000 related to same store hospitals, which was largely attributable to increased patient volumes. Another $54,003 ,000 of increased operating expense related to the hospital acquisitions mentioned previously. The remaining increase of $1,507,000 represented an increase in Corporate and miscellaneous other operating expenses.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


               The Company's depreciation and amortization costs increased by $6,115,000 and interest expense decreased by $31,000. The increase in depreciation and amortization resulted primarily from the acquisitions previously mentioned. The decrease in interest expense reflects lower investment income and capitalized interest costs during the 1999 Six Month Period, which are netted against interest expense.

               The Company's income before income taxes was $129,487,000 for the 1999 Six Month Period as compared to $107,548,000 for the 1998 Six Month Period, an increase of $21,939,000, or 20.4%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $50,825,000 for the 1999 Six Month Period as compared to $42,213,000 for the 1998 Six Month Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $78,662,000 for the 1999 Six Month Period as compared to $65,335,000 for the 1998 Six Month Period.

          Liquidity and Capital Resources
          -------------------------------

               The Company's operating cash flows totaled $107,411,000 for the 1999 Six Month Period as compared to $54,319,000 for the 1998 Six Month Period. The positive cash flows resulted from the Company's profitability and management of its working capital. The Company's investing activities used $84,515,000 and $117,245,000 for the 1999 Six Month Period and 1998 Six Month Period, respectively. Acquisitions and capital expenditure requirements accounted for substantially all of the funds used in investing activities in both periods. Financing activities used net cash of $15,396,000 for the 1999 Six Month Period and provided $5,000,000 during the 1998 Six Month Period. Increased principal debt reductions and purchases of the Company's common stock accounted for the majority of the change from the 1998 Six Month Period to the 1999 Six Month Period. See the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1999 and 1998 at page 6 of this Report.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

               The Company currently has a $300 million Amended and Restated Credit Agreement with a syndicate of banks. Interest accrues at the option of the Company at either the prime rate of interest, a fixed certificate of deposit rate of the agent bank or a LIBOR rate. Under all methods, interest payments are required quarterly. The interest rate is subject to adjustments based upon certain debt-related financial statement ratios provided under the Amended and Restated Credit Agreement. As of May 1, 1999, there was a $200 million outstanding balance. The $300 million Amended and Restated Credit Agreement permits the Company to borrow under a revolving credit loan at any time through November 30, 1999, at which time any outstanding balance becomes due and payable. The Company is currently negotiating a renewal of the facility.

               The Company also has a revolving credit facility with a bank which provides a $10 million unsecured line of credit commitment through January 31, 2000. All outstanding loans under this revolving credit facility are due on January 31, 2000. Interest on the outstanding loans is payable at the bank's Index Rate (prime) less 1/2%. As of May 1, 1999, there were no amounts outstanding under this line.

               The Company is obligated to pay certain commitment fees based upon amounts borrowed and available for borrowing during the terms of both such credit facilities ("Credit Facilities").

               The Company's Credit Facilities contain certain covenants which, without prior consent of the banks, limit certain activities of the Company and its subsidiaries, including those relating to merger, consolidation and the Company's ability to secure indebtedness, make guarantees, and grant security interests. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage, and debt to cash flow and net worth.

               Effective October 28, 1998 the Company completed a Form S-3 to register $300 million of senior unsecured debt securities. The Company may issue all or part of the issue at a future date for general corporate purposes, including acquisitions, capital expenditures, refinancing of indebtedness, working capital, and repurchase and redemption of securities.

               Effective April 1, 1999 the Company acquired a 473-bed, 2-hospital health system located in Jackson, Mississippi pursuant to an asset purchase and lease agreement. The consideration totaled approximately $135 million in cash, including $20 million in net working capital.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


               Effective May 1, 1999 the Company acquired a 167-bed, 2-hospital system located in Key West, Florida pursuant to asset purchase and lease agreements. The consideration totaled approximately $49.9 million, which included $27 million in cash paid at closing, $18.6 recorded as the net present value of lease payments required over the 30 year term of the lease, and the assumption of $4.3 million in debt. The agreements included the assumption of working capital balances at closing, and also entitle the Company to receive $1.5 million per year in cash from the seller for the first ten years of the lease to support indigent care programs.

               At the present time, the Company anticipates that cash on hand, internally generated funds and funds available under its Credit Facilities and Form S-3 mentioned above will be sufficient to satisfy the Company's requirements for capital expenditures, future acquisitions and working capital.


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

               The Company's financial systems, including general ledger, accounts payable, cash management, payroll and patient accounting are substantially Year 2000 compliant. Facility testing of systems-wide changes is currently in progress, with Company-wide implementation expected to be completed by the quarter ending June 30, 1999.

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

         None.


Item 3.  Defaults upon Senior Securities.
         -------------------------------

         None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the Annual Meeting of Stockholders of the Company on February 16, 1999, the stockholders of the Company adopted proposals to:

          a)   elect six directors of the Company

                                            Votes For    Abstained
                                           -----------   ---------
               William J. Schoen           227,018,751    256,046
               Kent P. Dauten              227,033,049    241,748
               Robert A. Knox              227,036,146    238,651
               Charles R. Lees             226,992,254    282,543
               Kenneth D. Lewis            227,043,732    231,065
               William E. Mayberry M.D.    227,015,670    259,127

          b) approve a Certificate of Amendment to the Fifth Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock, par value $.01 per share, to an aggregate of 750,000,000 shares(205,739,389 votes for; 21,368,835 votes against; 166,573 votes abstained)

          c) approve and ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1999 (227,090,237 votes for; 82,158 votes against; 102,402 votes abstained)

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         a.  Exhibits:
             --------

             See Index to Exhibits located on page 18.

         b.  Reports on Form 8-K:
             -------------------

             None.

                                   SIGNATURES



        Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         HEALTH MANAGEMENT ASSOCIATES, INC.



DATE:  May 7, 1999                       BY:   /s/ Stephen M. Ray
                                              -------------------------------
                                              Stephen M. Ray
                                              Executive Vice President-Finance
                                              (Duly authorized officer and
                                              Principal Financial Officer)

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

(10) Material contracts.

     Not applicable.

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