Form 10-Q
period 1999-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 1999-08-12
CIK 792985

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transaction period from ____ to ____

                       Commission File Number  000-18799
                                              -----------


                      HEALTH MANAGEMENT ASSOCIATES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


              DELAWARE                                         61-0963645
    --------------------------------                   -------------------------
     (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                     Identification Number)

   5811 Pelican Bay Boulevard, Suite 500, Naples, Florida          34108-2710
 ---------------------------------------------------------       --------------
        (Address of principal executive offices)                   (Zip Code)

                                (941) 598-3131
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No
                                   ---     ---

At August 2, 1999, the following shares of the Registrant were outstanding:


          Class A Common Stock    253,356,553 shares

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION                                      Page

Item 1.  Financial Statements

     Consolidated Statements of Income --
      Three Months Ended June 30, 1999 and 1998....................  3

     Consolidated Statements of Income --
      Nine months ended June 30, 1999 and 1998...................... 4

     Consolidated Balance Sheets--
      June 30, 1999 and September 30, 1998.........................  5

     Consolidated Statements of Cash Flows--
      Nine months ended June 30, 1999 and 1998...................... 6

     Notes to Interim Consolidated Financial Statements............. 7-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................ 9-15

PART II.  OTHER INFORMATION......................................... 16

Signatures.......................................................... 17

Index To Exhibits................................................... 18-19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                      HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)




                                    Three months ended
                                         June 30,
                                   --------------------
                                    1999          1998
                                   --------------------

Net patient service revenue.......  $352,473  $302,150

Costs and expenses:
 Salaries and benefits............   124,382   103,641
 Supplies and expenses............   101,371    88,759
 Provision for doubtful accounts..    35,958    24,661
 Depreciation and amortization....    15,957    13,080
 Rent expense.....................     8,603     7,139
 Interest, net....................     2,406     1,242
                                    --------  --------
  Total costs and expenses........   288,677   238,522
                                    --------  --------

Income before income taxes........    63,796    63,628

Provision for income taxes .......    25,039    24,973
                                    --------  --------


Net income .......................  $ 38,757  $ 38,655
                                    ========  ========



Net income per share:
 Basic............................  $    .15  $    .15
                                    ========  ========
 Diluted..........................  $    .15  $    .15
                                    ========  ========


Weighted average number of shares
outstanding:
 Basic............................   251,972   250,871
                                    ========  ========
 Diluted..........................   256,513   257,882
                                    ========  ========



                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)



                                     Nine months ended
                                         June 30,
                                    -------------------
                                     1999        1998
                                    -------------------

Net patient service revenue.......  $997,717  $839,642

Costs and expenses:
 Salaries and benefits............   352,698   292,356
 Supplies and expenses............   283,477   247,071
 Provision for doubtful accounts..    94,930    70,380
 Depreciation and amortization....    44,808    35,816
 Rent expense.....................    24,073    19,528
 Interest, net....................     4,448     3,315
                                    --------  --------
  Total costs and expenses........   804,434   668,466
                                    --------  --------

Income before income taxes........   193,283   171,176

Provision for income taxes .......    75,864    67,186
                                    --------  --------


Net income .......................  $117,419  $103,990
                                    ========  ========



Net income per share:
 Basic............................  $    .47  $    .42
                                    ========  ========
 Diluted..........................  $    .46  $    .41
                                    ========  ========


Weighted average number of shares
outstanding:
 Basic............................   251,843   248,268
                                    ========  ========
 Diluted..........................   257,234   254,865
                                    ========  ========



                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                    ASSETS
                                    ------
                                                       June 30,    September 30,
                                                         1999          1998
                                                     ------------- -------------
                                                      (Unaudited)
Current assets:
 Cash and cash equivalents........................     $   11,722   $   12,685
 Receivables--net.................................        298,979      243,542
 Supplies, prepaids and other assets..............         42,115       32,983
 Funds held by trustee............................          2,089        1,458
 Income taxes - receivable and deferred...........         18,039       18,039
                                                       ----------   ----------
     Total current assets.........................        372,944      308,707

Property, plant and equipment.....................      1,184,192      925,956
 Less accumulated depreciation and amortization .         218,358      188,201
                                                       ----------   ----------
     Net property, plant and equipment                    965,834      737,755

Other assets:
 Funds held by trustee............................          4,555        3,932
 Excess of cost over acquired assets, net.........         94,616       46,674
 Deferred charges and other assets................         16,585       15,037
                                                       ----------   ----------
     Total........................................        115,756       65,643
                                                       ----------   ----------

                                                       $1,454,534   $1,112,105
                                                       ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
 Accounts payable.................................     $   63,609   $   44,300
 Accrued expenses and other liabilities...........         53,245       57,516
 Current maturities of long-term debt.............         10,223        8,544
 Income taxes--currently payable and deferred.....         51,988       10,186
                                                       ----------   ----------
     Total current liabilities....................        179,065      120,546

Deferred income taxes.............................         39,603       39,603
Other long-term liabilities.......................         17,521       60,914
Long-term debt....................................        308,122      134,217

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
   shares authorized..............................              -            -
 Common stock, Class A, $.01 par value,
   300,000,000 shares authorized, 251,997,000 and
   251,558,000 shares issued and outstanding at
   June 30, 1999 and September 30, 1998,
   respectively...................................          2,516        2,491
 Additional paid-in capital.......................        285,732      241,677
 Retained earnings................................        630,076      512,657
                                                       ----------   ----------
                                                          918,324      756,825
 Less treasury stock, 499,000 shares at cost......         (8,101)           -
                                                       ----------   ----------
     Total stockholders' equity...................        910,223      756,825
                                                       ----------   ----------

                                                       $1,454,534   $1,112,105
                                                       ==========   ==========
                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                         Nine months ended
                                                               June 30,
                                                      ------------------------
                                                        1999             1998
                                                      ------------------------
Cash flows from operating activities:
 Net income.......................................     $  117,419   $  103,990
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization.................         44,808       35,816
    Loss (gain)on sale of fixed assets............          6,314          (42)

    Changes in assets and liabilities:
     Receivables--net.............................        (39,911)     (44,352)
     Other current assets.........................         (5,336)      (4,200)
     Deferred charges and other assets............        (37,589)      (3,988)
     Accounts payable.............................         14,247        3,020
     Accrued expenses and other liabilities.......         (1,515)      (3,109)
     Income taxes--
      currently payable and deferred..............         41,802        8,322
     Other long term liabilities..................           (357)         487
                                                       ----------   ----------

       Net cash provided by operating activities .        139,882       95,944
                                                       ----------   ----------

Cash flows from investing activities:
 Acquisition of facilities, net of cash acquired..       (168,056)    (168,213)
 Additions to property, plant and equipment.......       (109,070)     (42,025)
 Proceeds from sale of equipment..................             83          188
                                                       ----------   ----------

       Net cash used in investing activities......       (277,043)    (210,050)
                                                       ----------   ----------

Cash flows from financing activities:
 Proceeds from long-term borrowings...............        156,232       80,535
 Principal payments on debt.......................        (14,135)     (22,187)
 Increase in funds held by trustee................           (932)      (3,562)
 Purchase of treasury stock.......................         (8,101)           -
 Issuance of common stock, net of costs...........          3,134        7,614
                                                       ----------   ----------

       Net cash provided by
        financing activities......................        136,198       62,400
                                                       ----------   ----------

    Net decrease in cash..........................           (963)     (51,706)

Cash and cash equivalents at beginning of period..         12,685       67,381
                                                       ----------   ----------

Cash and cash equivalents at end of period........     $   11,722   $   15,675
                                                       ==========   ==========




                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
-------------------------

     The consolidated balance sheet as of September 30, 1998 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 1998 Annual Report. The interim consolidated financial statements at June 30, 1999 and for the three and nine month periods ended June 30, 1999 and 1998 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 1998 Annual Report.

2.  Earnings Per Share
----------------------

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               Three months ended     Nine months ended
                                                                    June 30,               June 30,
                                                               ------------------     ------------------
                                                                 1999      1998         1999      1998
                                                               --------  --------     --------  --------
     Numerator:
        Net income                                             $ 38,757  $ 38,655     $117,419  $103,990
                                                               ========  ========     ========  ========

     Denominator:
      Denominator for basic earnings
          Per share-weighted average shares                     251,972   250,871      251,843   248,268
        Effect of dilutive securities-
          employee stock options                                  4,541     7,011        5,391     6,597
                                                               --------  --------     --------  --------

        Denominator for diluted
          earnings per share                                    256,513   257,882      257,234   254,865
                                                               ========  ========     ========  ========

     Basic earnings per share                                  $    .15  $    .15     $    .47  $    .42
                                                               ========  ========     ========  ========
     Diluted earnings per share                                $    .15  $    .15     $    .46  $    .41
                                                               ========  ========     ========  ========

     During October 1998 the Company purchased 498,700 shares of its own common stock on the open market for a total cost of $8,101,000.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


3.  Acquisitions
----------------

     Effective April 1, 1999 the Company acquired a 473-bed, 2-hospital health system located in Jackson, Mississippi pursuant to an asset purchase and lease agreement. The consideration totaled approximately $131 million in cash, including $16 million in net working capital.

     Effective May 1, 1999 the Company acquired a 167-bed, 2-hospital health system located in the Lower Keys, Florida pursuant to asset purchase and lease agreements. The consideration totaled approximately $29.9 million, which included $27 million in cash paid at closing, $18.6 recorded as the net present value of lease payments required over the 30 year term of the lease, and the assumption of $4.3 million in debt. The agreements included the assumption of working capital balances at closing, and also entitle the Company to receive $1.5 million per year in cash from the seller for the first ten years of the lease to support indigent care programs. The operating results of the foregoing hospitals have been included in the accompanying consolidated statements of income from the respective dates of acquisition.

4.  Subsequent event - acquisition
----------------------------------

     Effective July 1, 1999 the Company acquired a 204-bed acute care hospital located in Lancaster, Pennsylvania pursuant to a definitive purchase agreement. The Company paid approximately $15 million in cash, which included approximately $1 million in net working capital. The Company is committed to the construction of a replacement hospital, subject to obtaining all required governmental and regulatory approvals.

5.  Subsequent event - stock repurchase
---------------------------------------

     During July 1999 the Company purchased 7,001,300 shares of its own common stock on the open market for a total cost of $60,991,000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


       Results of Operations
       ---------------------
       Three months ended June 30, 1999 compared
       -----------------------------------------
       to three months ended June 30, 1998
       -----------------------------------

            Net patient service revenue for the three months ended June 30, 1999 ("1999 Period") was $352,473,000, as compared to $302,150,000 for the three months ended June 30, 1998 ("1998 Period"). This represented an increase in net patient service revenue of $50,323,000, or 16.7%. Hospitals in operation for the entire 1999 Period and 1998 Period ("same hospitals") provided $5,927,000 of the increase in net patient service revenue. The remaining increase of $44,396,000 included $44,675,000 of net patient service revenue from the acquisition of the 166-bed Regional Healthcare, Inc. health system effective June 1, 1998, the 473-bed, 2-hospital Methodist Healthcare Hospitals health system effective April 1, 1999, and the 167-bed Lower Florida Keys Health System effective May 1, 1999, offset by a decrease of $279,000 in Corporate and miscellaneous revenue.

            As noted above, same hospital net operating revenue increased by $5,927,000, or a 2.0% increase over the 1998 Period. The increase in net operating revenue of same hospitals was primarily attributable to inpatient and outpatient volume increases, partially offset by a decrease in pricing. The Company has experienced lower payments in a number of areas, resulting primarily from a) reductions mandated by the Balanced Budget Act of 1997, particularly in the areas of home health and Medicare bad debts, b) reduced Medicare outlier payments caused by an increase in the cost outlier threshhold, c) reductions in various state' Medicaid programs, and d) an increase in managed care discounts. In response to payment pressures associated with the above, the Company has closed several home health agencies and is reducing costs at all remaining home health agencies. In addition, the Company is negotiating increases in its managed care contracts, as well as tightening our cost controls through various cost savings programs to achieve greater operating efficiencies.

            During the 1999 Period the Company's hospitals generated total patient days of service and an occupancy rate of 181,338 and 44.7%, respectively, versus 152,880 and 44.8%, respectively, for the 1998 Period. Same hospital patient days and occupancy for the 1999 Period were 134,801 and 43.2%, respectively, versus 134,797 and 43.7%, respectively, for the 1998 Period. Same hospital admissions for the Company during the 1999 Period were 29,950, up 1.0% from the 29,667 admissions during the 1998 Period.

            The Company's operating expenses (salaries and benefits, supplies and expenses, provision for doubtful accounts and rent expense) for the 1999 Period were $270,314,000 or 76.7% of net patient service revenue as compared to $224,200,000 or 74.2% of net patient service revenue for the 1998 Period. Of the total $46,114,000 increase, approximately $12,762,000 related to same hospitals, which was largely attributable to the increased patient volumes. Another $35,408,000 of increased operating expense related to the acquisitions mentioned previously. The

Item 2.  Management's discussion and Analysis of Financial
         Condition and Results of Operations (continued)


       remaining decrease of $2,056,000 represented a decrease in Corporate and miscellaneous other operating expenses.

            The Company's depreciation and amortization costs increased by $2,877,000 and interest expense increased by $1,164,000. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The increase in interest expense was due largely from acquisition related debt and lower investment income in the 1999 Period (which is netted against interest expense), partially offset by capitalized interest costs during the 1999 Period.

            The Company's income before income taxes was $63,796,000 for the 1999 Period as compared to $63,628,000 for the 1998 Period, an increase of $168,000 or .3%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $25,039,000 for the 1999 Period as compared to $24,973,000 for the 1998 Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $38,757,000 for the 1999 Period as compared to $38,655,000 for the 1998 Period.

       Results of Operations
       ---------------------
       Nine months ended June 30, 1999 compared
       ----------------------------------------
       to nine months ended June 30, 1998
       ----------------------------------

            Net patient service revenue for the nine months ended June 30, 1999 ("1999 Nine Month Period") was $997,717,000, as compared to $839,642,000 for the nine months ended June 30, 1998 ("1998 Nine Month Period"). This represented an increase in net patient service revenue of $158,075,000, or 18.8%. Same hospitals provided $37,748,000 of the increase in net patient service revenue. The remaining increase of $120,327,000 included $121,056,000 of net patient service revenue from the acquisitions, offset by a decrease of $729,000 in Corporate and miscellaneous revenue.

            As noted above, same hospital net operating revenue increased $37,748,000, or a 5.2% increase over the 1998 Nine Month Period. The increase in net operating revenue of same hospitals was primarily attributable to inpatient and outpatient volume increases, partially offset by a decrease in pricing. The Company has experienced lower payments in a number of areas, resulting primarily from a) reductions mandated by the Balanced Budget Act of 1997, particularly in the areas of home health and Medicare bad debts, b) reduced Medicare outlier payments caused by an increase in the cost outlier threshhold, c) reductions in various states' Medicaid programs, d) an increase in managed care discounts, and e) a reduction in the Medicare case-mix index.

            During the 1999 Nine Month Period the Company's hospitals generated 531,993 total patient days of service and an occupancy rate of 48.5%, respectively, versus 461,999 and 48.3%, respectively, for the 1998 Nine Month Period. Same hospital patient days and occupancy for

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


       the 1999 Nine Month Period were 369,738 and 47.7%, respectively, versus 369,007 and 48.2%, respectively, for the 1998 Nine Month Period. Same hospital admissions for the Company during the 1999 Nine Month Period were 82,069, up 2.8% from the 79,826 admissions during the 1998 Nine Month Period.

            The Company's operating expenses for the 1999 Nine Month Period were $755,178,000 or 75.7% of net patient service revenue as compared to $629,335,,000 or 75.0% of net patient service revenue for the 1998 Nine Month Period. Of the total $125,843,000 increase, approximately $36,966,000 related to same hospitals, which was largely attributable to
       increased patient volumes.    Another $89,841,000 of increased operating
       expense related to the hospital acquisitions mentioned previously. The remaining decrease of $964,000 represented a decrease in Corporate and miscellaneous other operating expenses.

            The Company's depreciation and amortization costs increased by $8,992,000 and interest expense increased by $1,133,000. The increase in depreciation and amortization resulted primarily from the acquisitions previously mentioned. The increase in interest expense was due largely from acquisition related debt and lower investment income in the 1999 Nine Month Period (which is netted against interest expense), partially offset by capitalized interest costs during the 1999 Nine Month Period.

            The Company's income before income taxes was $193,283,000 for the 1999 Nine Month Period as compared to $171,176,000 for the 1998 Nine Month Period, an increase of $22,107,000, or 12.9%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $75,864,000 for the 1999 Nine Month Period as compared to $67,186,000 for the 1998 Nine Month Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $117,419,000 for the 1999 Nine Month Period as compared to $103,990,000 for the 1998 Nine Month Period.

       Liquidity and Capital Resources
       -------------------------------

            The Company's operating cash flows totaled $139,882,000 for the 1999 Nine Month Period as compared to $95,944,000 for the 1998 Nine Month Period. The continued positive cash flows from operating activities results from the Company's profitability and management of its working capital. The Company's investing activities used $277,043,000 and $210,050,000 for the 1999 Nine Month Period and 1998 Nine Month Period, respectively. Acquisitions and capital expenditure requirements (primarily construction of replacement hospitals in the 1999 Nine Month Period) accounted for substantially all of the funds used in investing activities in both periods. Financing activities provided net cash of $136,198,000 for the 1999 Nine Month Period, an increase of $73,798,000 over the $62,400,000 provided during the 1998 Nine Month Period. Borrowings to finance the Company's acquisitions,

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)



       particularly during the 1999 Nine Month Period, provided the majority of the source of cash flows for the financing activities during both periods. See the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1999 and 1998 at page 6 of this Report.

            The Company currently has a $300 million Amended and Restated Credit Agreement with a syndicate of banks. Interest accrues at the option of the Company at either the prime rate of interest, a fixed certificate of deposit rate of the agent bank or a LIBOR rate. Under all methods, interest payments are required either monthly or quarterly. The interest rate is subject to adjustments based upon certain debt-related financial statement ratios provided under the Amended and Restated Credit Agreement. As of August 2, 1999, there was a $263 million outstanding balance. The $300 million Amended and Restated Credit Agreement permits the Company to borrow under a revolving credit loan at any time through November 30, 1999, at which time any outstanding balance becomes due and payable. The Company is currently negotiating a renewal of the facility.

            The Company also has a revolving credit facility with a bank which provides a $10 million unsecured line of credit commitment through January 31, 2000. All outstanding loans under this revolving credit facility are due on January 31, 2000. Interest on the outstanding loans is payable at the bank's Index Rate (prime) less 1/2%. As of August 2, 1999, there were no amounts outstanding under this line.

            The Company is obligated to pay certain commitment fees based upon amounts borrowed and available for borrowing during the terms of both such credit facilities ("Credit Facilities").

            The Company's Credit Facilities contain certain covenants which, without prior consent of the banks, limit certain activities of the Company and its subsidiaries, including those relating to merger, consolidation and the Company's ability to secure indebtedness, make guarantees, and grant security interests. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage, debt to cash flow and net worth.

            Effective October 28, 1998 the Company completed a Form S-3 to register $300 million of senior unsecured debt securities. The Company may issue all or part of the issue at a future date for general corporate purposes, including acquisitions, capital expenditures, refinancing of indebtedness, working capital, and repurchase and redemption of securities.

            Effective April 1, 1999 the Company acquired a 473-bed, 2-hospital health system located in Jackson, Mississippi pursuant to an asset purchase and lease agreement. The consideration totaled approximately

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


       $131 million in cash, including $16 million in net working capital.

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

            Effective July 1, 1999 the Company acquired a 204-bed acute care hospital located in Lancaster, Pennsylvania pursuant to a definitive purchase agreement. The Company paid approximately $15 million in cash, which included approximately $1 million in net working capital. The Company is committed to the construction of a replacement hospital, subject to obtaining all required governmental and regulatory approvals.

            During July 1999 the Company purchased 7,001,300 shares of its own common stock on the open market for a total cost of $60,991,000. The Company used its unsecured line of credit to pay for the stock repurchases.

            At the present time, the Company anticipates that cash on hand, internally generated funds, and funds available under its Credit Facilities and Form S-3 mentioned above will be sufficient to satisfy the Company's requirements for capital expenditures, future acquisitions and working capital.


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

            The Company's financial systems, including general ledger, accounts payable, cash management, payroll and patient accounting are now Year 2000 compliant. The Company has completed the implementation of the compliant financial systems at all facilities, including its recently acquired hospitals.

            The Company is utilizing both internal and external resources to complete the Year 2000 modifications. The majority of the costs relating to the Year 2000 Issue have been expensed as incurred. To date, such costs have not had a material adverse impact to the Company's results of operation. However, there can be no guarantee that increased Year 2000 costs could affect future actual results and differ materially from those anticipated. Factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel and the ability to locate and correct all relevant computer coding and all medical equipment affected.

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



                                HEALTH MANAGEMENT ASSOCIATES, INC.





DATE: August 6, 1999            BY:   /s/ Stephen M. Ray
                                     -----------------------------
                                     Stephen M. Ray
                                     Executive Vice President-Finance
                                     (Duly authorized officer and
                                     Principal Financial Officer)

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

      3.2 Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998, is incorporated herein by reference.

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

(10) Material contracts.

     Agreement by and among Methodist Healthcare - Jackson Hospitals, Methodist Healthcare Central Mississippi Medical Associates, Jackson HMA, Inc., Health Management Associates, Inc. and Methodist Healthcare, as Guarantor, dated February 16, 1999, is included herein as Exhibit 10.1 at page 20 of this Report.

(11) Statement re computation of per share earnings.

     Not applicable.

(15) Letter re unaudited interim financial information.

     Not applicable.

(18) Letter re change in accounting principles.

     Not applicable.

(19) Report furnished to security holders.

     Not applicable.

(22) Published report regarding matters submitted to vote of security holders.

     Not applicable.

(23) Consents of experts and counsel.

     Not applicable.

(24) Power of attorney.

     Not applicable.

(27) Financial Data Schedule.

     Financial Data Schedule is included herein as Exhibit 27.1 at page 71 of this report.

(99) Additional exhibits.

     Not applicable.