Form 10-K405
period 1999-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 1999-12-23
CIK 792985

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 1999
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to _________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of December 15, 1999 there were 240,858,205 shares of Common Stock, par value $.01 per share outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant is $2,515,881,260. Market value is determined by reference to the listed price of the Registrant's Class A Common Stock as of the close of business on December 15, 1999.

     Portions of the Registrant's definitive Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on February 15, 2000 have been incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

                               TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT
                      HEALTH MANAGEMENT ASSOCIATES, INC.
                     Fiscal year ended September 30, 1999

                                                                              Page
                                                                              ----
PART I

Item 1.     Business......................................................      1
Item 2.     Properties....................................................     13
Item 3.     Legal Proceedings.............................................     17
Item 4.     Submission of Matters to a Vote of Security Holders...........     17


PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters...........................................     18
Item 6.     Selected Financial Data.......................................     19
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................     19
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk....     27
Item 8.     Financial Statements and Supplementary Data...................     27
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................     47

PART III

Item 10.    Directors and Executive Officers of the Registrant............     47
Item 11.    Executive Compensation........................................     47
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management....................................................     47
Item 13.    Certain Relationships and Related Transactions................     47

PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports
            on Form 8-K...................................................     47

_________________________

Note: Portions of the Registrant's definitive Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on February 15, 2000 have been incorporated by reference into
       Part III, Items 10, 11, 12, and 13 of this Report.

                                 PART I

Item 1. Business

General

     Health Management Associates, Inc. (the "Company" or the "Registrant") was incorporated in Delaware in 1979 and succeeded to the operations of its subsidiary, Hospital Management Associates, Inc., which was formed in 1977. The Company provides a broad range of general acute care health services in non-urban communities. As of September 30, 1999, the Company operated 32 general acute care hospitals with a total of 4,379 licensed beds and four psychiatric hospitals with a total of 286 licensed beds. For the year ended September 30, 1999 ("Fiscal 1999"), the acute care hospital operations accounted for approximately 95% of the Company's net patient service revenue and the psychiatric hospital operations accounted for approximately 2%. See Item 2 "Properties".

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

     The Company manages each acquired hospital to maximize operating margins and return on capital within the first 24 to 36 months of operations, a time period which the Company believes is sufficient to fully implement the plan of improvement. Generally, the Company has been successful in achieving a significant improvement in the operating performance of its facilities within this time period. Once a facility has matured, the Company generally achieves additional growth through favorable demographic trends, the continued growth of physicians' practices in the community, expansion of health care services offered and selective rate increases.

     The Company also selectively reviews potential acquisitions of psychiatric hospitals on an opportunistic basis. The demographic criteria for a psychiatric hospital is a minimum service area of about 250,000 people. The psychiatric hospital business is characterized by substantial competition within a market area.

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

     The Company also attempts to increase admissions and outpatient business through marketing programs. The marketing programs of each of the Company's hospitals are directed by the hospital's executive director to best suit the particular geographic, demographic and economic characteristics of the hospital's market area. A key element of the Company's marketing strategy is to establish and maintain a cooperative relationship with its physicians. The Company pursues an active physician recruitment program to attract and retain qualified specialists and other physicians to broaden the services available. The Company's hospitals often provide newly recruited physicians with various services to assist them in opening and commencing the operation of their practices, including staffing assistance, financial support, equipment and office rental. Such costs are generally expensed as incurred. The Company's hospitals also pursue various strategies aimed at increasing utilization of their services, particularly emergency and outpatient services. For example, hospitals offer an emergency service program called "Nurse First," which quickly assigns a registered nurse specially trained for emergency room duties to assess the condition of each patient upon arrival. Other programs include "Pro Med," an emergency room computer-based diagnostic aid that helps physicians assess a patient's medical condition quickly and formulate a diagnosis and course of treatment, "Med Key," a plastic identification card that contains a variety of patient information imbedded on a magnetic strip which streamlines the registration process, and "One Call Scheduling," a dedicated phone system which physicians and their staff can utilize to schedule various diagnostic tests and other services easily at one time.

     The operations of the Company's psychiatric hospitals focus mainly on child/adolescent residential treatment programs. This has been in response to a movement in recent years by third party payors to severly limit payments for traditional inpatient treatment programs. Since the Company's psychiatric hospitals receive most of their admissions for the child/adolescent programs from state and locally-sponsored child and adolescent care agencies and the court system, the majority of the hospitals' marketing efforts are devoted to these areas. There is little direct marketing to the public. See "Competition- -Psychiatric Hospitals" in this Item 1.

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


Selected Operating Statistics

     The following table sets forth selected operating statistics for the Company's hospitals for the periods and dates indicated.

                                                                Year ended September 30,
                                                              ----------------------------
                                                                1999      1998      1997
                                                              --------  --------  --------
Total hospitals owned or leased
  (as of the end of period).................................       36        32        26
Licensed beds (as of end of period).........................    4,665     3,821     3,108
Admissions..................................................  144,172   123,713   100,677
Patient days................................................  718,035   615,248   494,977
Acute care average length of stay (days)....................      4.5       4.6       4.6
Psychiatric average length of stay (days)...................     47.5      21.9      14.9
Occupancy rate (1)..........................................       47%       47%       45%
Outpatient utilization (2)..................................       36%       35%       35%
Earnings before depreciation, interest
  and income taxes margin...................................       23%       25%       24%

______________________________

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

     The competitive position of a hospital is increasingly affected by its ability to negotiate service contracts with purchasers of group health care services. Such purchasers include employers, preferred provider organizations ("PPOs") and health maintenance organizations ("HMOs"). PPOs and HMOs attempt to direct and control the use of hospital services through management of care and either (i) receive discounts from a hospital's established charges or (ii) pay based on a fixed per diem or on a capitated basis, where hospitals receive fixed periodic payments based on the number of members of the organization regardless of the actual services provided. To date, HMOs have not been a competitive factor in the Company's nonurban hospitals. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. In return, hospitals secure commitments for a larger number of potential patients. Accordingly, the Company has been proactive in establishing or joining such programs to maintain, and even increase, hospital services. Management believes the Company is able to compete effectively in its markets, and does not believe such programs will have a significant adverse impact on the Company's net revenue. See "Operations and Marketing" in this Item 1.

     Psychiatric Hospitals. In recent years third party payors have severly limited payments for traditional inpatient programs, which has negatively affected the Company's volume of business and its revenue per admission. In response to these changes, most of the Company's psychiatric hospitals have moved to residential treatment programs for the youth services market, which includes a variety of services for the troubled child and adolescent groups. These changes have served to reverse the negative trends in recent years. The Company's psychiatric hospitals face substantial competition in their market areas because the Company's psychiatric hospitals compete in larger urban areas than do its acute care hospitals and these hospitals draw patients from a limited number of sources. The Company's psychiatric hospitals realize over 90% of their admissions through a) networking with various state and local-sponsored child and adolescent programs and b) the Department of Juvenile Justice via court system commitments. However, as noted earlier in this Item 1., psychiatric operations only account for 2% of the Company's net revenue.

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

                                                  Year Ended September 30,
                                                  ------------------------
                                                  1999      1998      1997
                                                  ----      ----      ----
Medicare........................................    47%       47%       53%
Medicaid........................................    12        12        13
Private and other sources.......................    41        38        34
                                                  ----      ----      ----
     Total......................................   100%      100%      100%
                                                  ====      ====      ====

     Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures. Reimbursement rates for inpatient routine services vary significantly depending on the type of service (e.g., acute care, intensive care or psychiatric) and the geographic location of the hospital. The Company has experienced an increase in the percentage of patient revenues attributable to outpatient services in recent years. This increase is primarily the result of advances in medical technology (which allow more services to be provided on an outpatient basis) and increased pressures from Medicare, Medicaid and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The Company's experience with respect to increased outpatient volume mirrors the trend in the hospital industry.

     Medicare. Most hospitals (including all of the Company's hospitals) derive a substantial portion of their revenue from the Medicare program, which is a federal government program designed to reimburse participating health care providers for covered services rendered and items furnished to qualified beneficiaries. The Medicare program is heavily regulated and subject to frequent changes which in recent years have reduced, and in future years are expected to restrict increases in, Medicare payments to hospitals. In light of its hospitals' high percentage of Medicare patients, the Company's ability in the future to operate its business successfully will depend in large measure on its ability to adapt to changes in the Medicare program.

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

     Legislative action and federal regulatory changes over the years have resulted in significant changes in the Medicare program. Formerly, Medicare provided reimbursement for the reasonable direct and indirect costs of hospital services furnished to beneficiaries, plus an allowed return on equity for proprietary hospitals. Pursuant to the Social Security Amendments of 1983 ("the Amendments") and subsequent budget reconciliation act modifications, Congress adopted a prospective payment system ("PPS") to reimburse the routine and ancillary operating costs of most Medicare inpatient hospital services. Psychiatric, long-term care, rehabilitation and pediatric hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital, currently are exempt from PPS and continue to be reimbursed on a reasonable cost basis. In addition, many outpatient services continue to be reimbursed, subject to certain regulatory limitations, on a reasonable cost basis. The Company's four psychiatric hospitals, which are currently exempt from PPS reimbursement, are subject to an operating cost per discharge limitation for Medicare reimbursement purposes.

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

     The DRG rates are updated annually to account for projected inflation. For several years the annual updates or percentage increases to the DRG rates have been lower than the actual inflation in the cost of goods and services purchased by general hospitals. The inflation index used by HCFA to adjust the DRG rates gives consideration to the cost of goods and services purchased by hospitals as well as non-hospitals (the "market basket"). The increase in the market basket for the year beginning on October 1, 1999 is 1.1%. Pursuant to the Balanced Budget Act of 1997, the net annual updates have been set as follows: federal fiscal year ("FY") 2000, market basket minus 1.8%; FY 2001 and FY 2002, market basket minus 1.1%; and, for FY 2003 and each subsequent FY, the market basket percentage increase. The Company cannot predict how future adjustments by Congress and the HCFA will affect the profitability of its health care facilities.

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

     Prior to October 1, 1990, Medicare payments for outpatient hospital-based services were generally the lower of hospital costs or customary charges. Due to federal budget restraints, the Omnibus Budget Reconciliation Act of 1993 ("OBRA-1993") reduced Medicare payments for the majority of outpatient services to the lower of 94.2% of hospital costs, customary charges or a blend of 94.2% of hospital costs and a fee schedule (such fee schedule generally being lower than hospital costs) through FY 1998. The Balanced Budget Act of 1997 extends this reduction up to January 1, 2000. The Balanced Budget Act of 1997 also requires the development of a prospective payment system for outpatient services, certain Part B services furnished to hospital inpatients who have no Part A coverage, and partial hospitalization services furnished for community health centers. The new system was to go into effect on January 1, 1999. However, because of work involved in order to ensure Medicare's Year 2000 compliance, implementation of the system has been delayed until after January 1, 2000. Although it is anticipated that the system will be proposed and implemented shortly after January 1, 2000, no final regulations have been published as of this date. Accordingly, the Company cannot accurately assess the impact of the new system at this time. Outpatient laboratory services are paid based on a fee schedule which is substantially lower than customary charges. Certain ambulatory surgery procedures are paid for at a rate based on a blend of hospital costs and the rate paid by Medicare for similar procedures performed in free-standing ambulatory surgery centers. Certain radiology and other diagnostic services are paid on a blend of actual cost and prevailing area charge.

     Payments under the Medicare program for capital related costs, for cost reporting periods prior to October 1, 1991, were made on a reasonable cost basis. Reasonable capital costs generally include depreciation, rent and lease expense, capital interest, property taxes, insurance related to the physical plant, fixed equipment and movable equipment. As a result of changes made to the Social Security Act by the Omnibus Reconciliation Act of 1987 ("OBRA-1987") hospitals paid under PPS for operating costs must be reimbursed for capital costs on a prospective basis, effective with the cost reporting period beginning October 1, 1991 (i.e., FY 1992). HCFA implemented the PPS for capital costs for FY 1992 based upon FY 1989 Medicare inpatient capital costs per discharge updated to FY 1992 by the estimated increase in Medicare capital costs per discharge. A ten year transition period, beginning with FY 1992, was established for the phasing-in of the capital PPS. Under the transition period rules, hospitals with a hospital-specific capital rate below the standard Federal rate are paid on a fully prospective methodology. Hospitals with a hospital-specific rate above the standard Federal rate are paid based on a hold-harmless method or 100% of the standard Federal rate, whichever results in the higher payment. Beginning with cost reporting periods on or after October 1, 2001, at the end of the transition period, all hospitals are to be paid at the standard Federal rate. Pursuant to the Balanced Budget Act of 1997, capital payment rates were rebased in FY 1998 using the actual rates in effect in FY 1995 and the budget neutrality adjustment factor used to determine the federal capital payment rate on September 30, 1995. In addition, capital rates are reduced by an additional 2.1% by the Balanced Budget Act of 1997. For FY 2000, HCFA announced a 0.28% decrease to the Federal rate. The Company anticipates further adjustments in the future but is unable to predict the amount or impact of future adjustments.

     The Medicare program reimburses each hospital on a reasonable cost basis for the Medicare program's pro rata share of the hospital's allowable capital costs related to outpatient services. Outpatient capital reimbursement was reduced by 15% (i.e., 85% of outpatient capital costs) during FY 1990 and OBRA1990 extended the 15% reduction through FY 1991. OBRA-1990 and OBRA-1993 further directed that outpatient capital reimbursement be reduced by only 10% beginning FY 1992 through FY 1998. The Balanced Budget Act of 1997 continues the 10% reduction during FY 2000 up to January 1, 2000. The Company anticipates that payments to hospitals will be reduced as a result of future legislation but is unable to predict what the amount of the final reduction will be.

     The Balanced Budget Act of 1997 mandates that home health care reimbursement must transition to a prospective payment system on October 1, 1999, as well as a 15% reduction in the cost limits and per beneficiary limits effective September 30, 1999. During a transition period of not longer than 4 years, home health care reimbursement rates will be a blend of agency-specific costs and the regional-specific costs, until a fully prospective payment rate is achieved. Implementation of the home health prospective payment system has been delayed until October 1, 2000 and the 15% reduction in the limits has been delayed until 12 months after the implementation of the new home health prospective payment system. The Company currently has 12 hospitals that provide home health care services. The impact of the transition to PPS for home health care services cannot be assessed at this time. The Company anticipates that payments for home health services may be limited or reduced as a result of this legislation.

     The Balanced Budget Act of 1997 mandated numerous other adjustments and reductions to the Medicare system that collectively may impact the Company's operations. With respect to the valuation of capital assets as a result of a change in hospital ownership, the Balanced Budget Act of 1997 eliminates the allowance for return on equity capital, and bases reimbursement on the book value of the assets, recognizing no gain, loss or recapture of depreciation. In addition, the Balanced Budget Act of 1997 mandated the following changes: a) reimbursement for Medicare enrollee deductible and coinsurance bad debts is reduced 40% for FY 1999 and 45% for FY 2000 and each subsequent year; b) the bonus payments made to hospitals whose costs are below the target amounts is reduced to 2% of the target amount; and, c) skilled nursing home reimbursement must transition to a prospective payment system, based upon 1995 allowable costs, with a three year transition period beginning on or after July 1, 1998. Due to concern over Medicare's ability to address Year 2000 issues, many implementation dates have been indefinitely postponed. For example, outpatient PPS rules have been proposed, but an actual start date has yet to be announced. In addition, portions of the skilled nursing home PPS program and consolidated billing have been postponed until July 1, 2000 or later.

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

Healthcare Reform, Regulation and Other Factors

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

     Conversion Legislation. Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws generally require prior approval from state attorney generals, advance notification and community involvement. In addition, state attorney generals in states without specific conversion legislation may exercise authority over these transactions based upon existing law. States are showing an increased interest in overseeing the sales or conversions of not-for-profit hospitals. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may make it more difficult for the Company to acquire not-for-profit hospitals, or could increase our acquisition costs in the future. See "Business Strategy" in this Item 1.

     Environmental Regulations. The Company's healthcare operations generate medical waste that must be disposed of in compliance with Federal, state and local environmental laws, rules and regulations. The Company's operations, as well as the Company's purchases and sales of facilities, are also subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and the Company anticipates that such compliance will not, materially affect the Company's capital expenditures, financial position or results of operations.

     Compliance Program. During 1996 the Company began developing, and in 1997 formally implemented, a Corporate compliance program to supplement and enhance our existing ethics program. The Company believes its compliance and ethics program meets or exceeds all applicable federal guidelines and industry standards. The program is designed to raise awareness of various regulatory issues among employees and to stress the importance of complying with all governmental laws and regulations. As part of the program, the Company provides ethics and compliance training to every employee. Management encourages all of our employees to report, without fear of retaliation, any suspected legal or ethical violation to their supervisors, the compliance officer on staff at the hospital or our Corporate compliance officer. In addition, the Company maintains a 24-hour toll-free telephone hotline, which is manned by an independent company, so that employees can report suspected violations anonymously.

Employees and Medical Staff

     As of September 30, 1999, the Company had approximately 16,000 full-time and part-time employees, approximately 300 of whom were covered by two collective bargaining agreements. The Company's corporate office staff consisted of approximately 65 people at that date. The Company believes that its relations with employees are satisfactory. In general, the staff physicians at the Company's acute care and psychiatric hospitals are not employees of the Company. The physicians may also be staff members of other hospitals. The Company provides physicians with certain services and assistance. The Company does employ approximately 115 physicians, most of whom are primary care physicians located at clinics the Company owns and operates. In addition, the Company's hospitals provide emergency room coverage, radiology, pathology and anesthesiology services by entering into service contracts with physician groups which are generally cancelable on 90 days notice.

Liability Insurance

     The Company maintains at each hospital it operates professional liability insurance and general liability insurance in amounts of $1 million per claim and $4,500,000 per aggregation of claims, of which the Company retains the first $100,000 of each professional liability claim and up to $4.5 million (as of October 1, 1999) in the aggregate for all such claims each year. The Company maintains a $1 million layer of self-insured retention of professional liability for all hospitals above the first level of coverage and then purchases $35 million umbrella coverage for all hospitals. The Company also maintains other typical insurance coverage. The Company maintains an unfunded reserve for its self-insured risks described above based upon actuarially determined estimates. Actual hospital professional liability costs for a particular period are not known for several years after the period has expired. The delay in determining the actual cost associated with a particular period is a result of the time between the occurrence of an incident and when it is reported as well as the time involved and costs incurred in resolution of such claims. The Company believes that its insurance is adequate in amount and coverage. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will not have to increase its levels of self-insurance.

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

     The Company's psychiatric care operations consist of four psychiatric hospitals: one 66-bed hospital with 32 psychiatric adult beds, 16 psychiatric child/adolescent beds, and 18 adult substance abuse beds, one 72-bed child/adolescent secure residential treatment facility, one 88-bed hospital with 28 psychiatric adult beds and 60 intensive residential treatment beds, and one 60-bed intensive residential treatment hospital.

     The following table presents certain information with respect to the Company's facilities as of September 30, 1999. For more information regarding the utilization of the Company's facilities, see "Item 1. Business -- Selected Operating Statistics".

                                                                                                    Owned        Acquisition or
                                                                                   Licensed       Leased or        Commencement
               Hospital                          Location           Type             Beds          Managed             Date
-----------------------------------------      ------------      -----------      ---------       ---------       --------------
Paul B. Hall Regional Medical Center           Paintsville,      Acute Care              72       Owned           January 1979
                                               Kentucky                                                           (replaced
                                                                                                                  September 1983)

Williamson Memorial Hospital                   Williamson,       Acute Care              76       Owned           June 1979
                                               West Virginia                                                      (replaced June
                                                                                                                  1987)

Highlands Regional Medical Center              Sebring,          Acute Care             126       Leased          August 1985
                                               Florida

Lake Norman Regional Medical Center(1)         Mooresville,      Acute Care             105       Owned           January 1986
                                               North Carolina

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


Upstate Carolina Regional Medical Center       Gaffney,           Acute Care             125      Owned           March 1988
                                               South Carolina

University Behavioral Center                   Orlando,          Psychiatric             88       Owned           January 1989
                                               Florida

SandyPines                                     Tequesta,         Psychiatric             60       Owned           January 1990
                                               Florida

Riverview Regional Medical Center              Gadsden,          Acute Care             281       Owned           July 1991
                                               Alabama

                                                                                            Owned      Acquisition or
                                                                           Licensed       Leased or     Commencement
Hospital                                     Location         Type           Beds          Managed          Date
----------------------------------------  ---------------  -----------  --------------   -----------   --------------
Parkview Hospital of Topeka               Topeka,          Psychiatric         72        Owned         July 1993
                                          Kansas

Heart of Florida Hospital                 Haines City,     Acute Care          75        Owned         August 1993
                                          Florida

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

Byerly Hospital (2)                       Hartsville,      Acute Care         116        Leased        September 1995
                                          South Carolina

Bulloch Memorial Hospital (3)             Statesboro,      Acute Care         158        Leased        October 1995
                                          Georgia

Northwest Mississippi Regional            Clarksdale,      Acute Care         175        Leased        January 1996
Medical Center                            Mississippi      Skilled Nursing     20

Midwest City Regional Hospital            Midwest City,    Acute Care         197        Leased        June 1996
                                          Oklahoma         Psychiatric         30
                                                           Skilled Nursing     20

Stringfellow Memorial Hospital            Anniston,        Acute Care         125        Managed       January 1997
                                          Alabama

Rankin Medical Center                     Brandon,         Acute Care         120        Leased        January 1997
                                          Mississippi                          14

Southwest Regional Medical Center (4)     Little Rock,     Acute Care         108        Owned         November 1997
                                          Arkansas         Gero-Psych          17

Riley Memorial Hospital (5)               Meridian,        Acute Care         168        Owned         January 1998
                                          Mississippi      Skilled Nursing     12

River Oaks Hospital (6)                   Jackson,         Acute Care         110        Owned         January 1998
                                          Mississippi

River Oaks East (6)                       Jackson,         Acute Care          94        Owned         January 1998
                                          Mississippi      Skilled Nursing     17

Brooksville Regional Hospital (7)         Brooksville,     Acute Care          91        Leased        June 1998
                                          Florida

Springhill Regional Hospital (7)          Spring Hill,     Acute Care          75        Leased        June 1998
                                          Florida

                                                                                            Owned      Acquisition or
                                                                           Licensed       Leased or     Commencement
Hospital                                     Location         Type           Beds          Managed          Date
----------------------------------------  ---------------  -----------  --------------   -----------   --------------
Central Mississippi Medical Center (8)    Jackson,         Acute Care         444        Leased        April 1999
                                          Mississippi      Psychiatric         29


Lower Keys Medical Center (9)             Key West,        Acute Care         112        Leased        May 1999
                                          Florida          Skilled Nursing     15
                                                           Psychiatric         40

Community Hospital of Lancaster (10)      Lancaster,       Acute Care         204        Owned         July 1999
                                          Pennsylvania
                                                                            -----
     TOTAL LICENSED BEDS OWNED, LEASED OR MANAGED                           4,665
                                                                            =====

     (1) The Company opened a replacement hospital for the Lake Norman Regional Medical Center in June 1999. The total cost of the project was approximately $49 million, including equipment and a new medical office building.

     (2) The Company opened a replacement facility for Byerly Hospital, the new Carolina Pines Regional Medical Center, in May 1999. Whereas the previous facility was operated by the Company under a lease agreement, the Company now owns the new replacement hospital. The total cost of the project was approximately $45 million, including equipment and a new medical office building.

     (3) The Company is currently operating Bulloch Memorial Hospital under a short-term lease agreement while building a new replacement hospital. The total cost of the new hospital is approximately $45 million. The Company will own the replacement hospital.

     (4) Effective November 1, 1997 the Company acquired Southwest Hospital from Safecare Company, Inc. pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment of the hospital, and working capital. The total consideration approximated $21.4 million, including $20.7 million in cash and the assumption of $.7 million in debt.

     (5) In January 1998 the Company acquired Riley Memorial Hospital from Riley Development Systems, Inc., pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment of the hospital, and working capital. The total consideration approximated $75.7 million in cash.

     (6) In January 1998 the Company acquired a two-hospital system from River Oaks Hospital, Inc., via an Agreement of Merger and tax-free stock exchange transaction. The transaction included the purchase of substantially all property, plant and equipment of the system, and working capital. The total consideration involved approximated $114.9 million, including $80.0 million in Company stock and the assumption of $34.9 million in debt.

     (7) Effective June 1998 the Company acquired a two-hospital system from Regional Healthcare, Inc. pursuant to a Definitive Agreement and Lease Agreement. The transaction included a lease of the real property and the purchase of substantially all equipment and the working capital of the hospitals. The total consideration approximated $76.0 million, including $72.0 million in cash, and the assumption of $4.0 million in debt.

     (8) Effective April 1, 1999 the Company acquired a two-hospital system from Methodist Healthcare pursuant to an Asset Purchase and Lease Agreement. The transaction included the lease of certain real property and the purchase of substantially all equipment and working capital of the hospitals. The total consideration approximated $134 million in cash.

     (9) Effective April 1, 1999 the Company acquired the Lower Florida Keys Health System pursuant to asset purchase and lease agreements. The consideration totaled approximately $49.9 million, which included $27 million in cash paid at closing, $18.6 recorded as the net present value of lease payments required over the 30 year term of the lease, and the assumption of $4.3 million in debt. The agreements included the assumption of working capital balances at closing, and also entitle the Company to receive $1.5 million per year in cash from the seller for the first ten years of the lease to support indigent care programs.

     (10) Effective July 1, 1999 the Company acquired Community Hospital of Lancaster from Community of Lancaster Hospital Foundation pursuant to a Definitive Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration involved approximately $15 million in cash. The Company is committed to the construction of a replacement hospital, subject to obtaining all required governmental and regulatory approvals.

          The Company currently leases the facilities of Highlands Regional Medical Center, Fishermen's Hospital, Biloxi Regional Medical Center, Crawford Memorial Hospital, Northwest Mississippi Regional Medical Center, Midwest City Regional Hospital, Rankin Medical Center, Brooksville Regional Hospital, Spring Hill Regional Hospital, Central Mississippi Medical Center and Lower Keys Medical Center pursuant to long-term leases expiring in 2025, 2011, 2024, 2027, 2025, 2026, 2026, 2028, 2028, 2040 and 2029, respectively, which provide the
Company with the exclusive right to use and control the hospital operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

Executive Officers of the Registrant

     The following is certain information regarding the executive officers of the Company.

     William J. Schoen, age 64, has served as Chairman of the Board, and Chief Executive Officer of the Company since April 1986. He joined the Company's Board of Directors in February 1983, in December 1983 became its President and Chief Operating Officer, and Co-Chief Executive Officer in December 1985. He relinquished the position of President in April 1997. From 1982 to 1987 Mr. Schoen was Chairman of Commerce National Bank, Naples, Florida, and from 1973 to 1981 he was President, Chief Operating Officer and Chief Executive Officer of The F&M Schaefer Corporation, a consumer products company. From 1971 to 1973, Mr. Schoen was President of the Pierce Glass subsidiary of Indian Head, Inc., a diversified company. Mr. Schoen also serves on the Board of Directors of Horace Mann Insurance Companies.

     Earl P. Holland, age 54, is Vice Chairman and Chief Operations Officer.
He joined the Company in 1981 as Senior Vice President - Operations. He became Senior Vice President - Marketing and Development in 1984, Executive Vice President - Operations and Development in 1989, and Vice Chairman in 1997. For more than five years prior to 1981, he was employed by Humana, Inc., where he served as Assistant Regional Vice President and as the Executive Director of two hospitals.

     Joseph V. Vumbacco, age 54, is President and Chief Administrative Officer. He joined the Company as an Executive Vice President in January 1996 after 14 years with Turner Construction Company, most recently as an Executive Vice President. He was promoted to President in 1997 and then became Chief Administrative Officer in 1998. Prior to joining Turner, he served as the Senior Vice President and General Counsel for The F&M Schaefer Corporation.

     Stephen M. Ray, age 51, is Executive Vice President - Finance of the Company. A certified public accountant, he joined the Company in 1981 as Controller, became a Vice President in 1983, and a Senior Vice President in 1991. He also served as Treasurer from 1987 to 1988 and most recently Senior Vice President - Administrative Services until his appointment to Senior Vice President - Finance in September 1994 and Executive Vice President in January 1999. From 1979 until 1981, Mr. Ray was employed by Hospital Affiliates International, Inc., a hospital management company, where he was responsible for reporting compliance and corporate technical accounting.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     The Company completed an initial public offering of its Class A Common Stock on February 5, 1991. The Company's Class A Common Stock is listed on the New York Stock Exchange under the Symbol HMA. At December 15, 1999 there were approximately 1,724 record holders of the Company's Class A Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's Class A Common Stock as listed on the New York Stock Exchange. All prices below reflect the effect of a 3-for-2 stock split in the form of stock dividends effective in June 1998.

                                               High       Low
                                             --------  ---------

     Fiscal Year Ended September 30, 1998
       First Quarter.......................  $ 17 5/8  $  14 1/8
       Second Quarter......................    19 3/4     14 15/16
       Third Quarter.......................    23 3/16    17 5/8
       Fourth Quarter......................    24 9/16    17 1/2


     Fiscal Year Ended September 30, 1999
       First Quarter.......................    23 1/2     16
       Second Quarter......................    21 5/8     10 3/16
       Third Quarter.......................    17 5/16    10 7/16
       Fourth Quarter......................    12 1/4      7 1/4

     The Company has not paid any cash dividends since its inception, and does not anticipate the payment of cash dividends in the foreseeable future.

     In connection with a stock repurchase program approved by the Board of Directors in February 1998 the Company sold, pursuant to Section 4(2) of the Securities Act of 1933, 2,459,000 put options to an independent third party for proceeds totaling $2,090,000. Each put option entitled the holder to sell one share of the Company's common stock to the Company at a price of $17.50 per share, exercisable only at maturity and expiring at various dates from November 1998 to December 1998. The put options expired without being exercised.

     During Fiscal 1999 the Company repurchased 7.5 million shares of its stock, which completed the February 1998 stock repurchase plan referred to above. In September 1999 the Board of Directors approved a stock repurchase program of up to 25 million shares of common stock. On October 14, 1999 the Company executed a share repurchase agreement with an independent third party, whereby the third party agreed to "sell short" 5 million shares of the Company's common stock to the Company. As of October 19, 1999 the 5 million shares were delivered to the Company and became treasury stock. From October 15, 1999 to December 15, 1999, a period of 60 days, the third party covered the "short sale" by buying shares on the open market. On December 15, 1999 the Company reimbursed the third party the cost of the common stock purchased plus a commission plus interest (at LIBOR) on the outstanding balance of funds used to purchase the common stock. The total cost for the purchase of the 5 million shares of treasury stock was approximately $40 million.

Item 6. Selected Financial Data

     The following table summarizes certain selected financial data of the Registrant and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (Item 8. hereof).

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                 FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                 (Dollars in thousands, except per share data)

                                              Year ended September 30,
                                ----------------------------------------------------
                                   1999        1998       1997      1996      1995
                                ----------  ----------  --------  --------  --------
Net patient service revenue     $1,355,707  $1,138,802  $895,482  $714,317  $531,094
Costs and expenses               1,109,054     913,523   717,173   575,906   426,845
Income from operations             246,653     225,279   178,309   138,411   104,249
Net income                         149,845     136,844   108,322    84,086    63,331
Net income per share-diluted    $      .59  $      .54  $    .43  $    .34  $    .26
Weighted average number of
 shares outstanding-diluted        255,067     255,575   249,130   244,045   239,487

At Year End
-----------
Working capital                 $  250,251  $  196,578  $153,250  $106,907  $122,747
Total assets                     1,517,300   1,106,022   734,041   591,707   466,998
Short-term debt                      9,351       8,544     8,263     8,438     6,571
Long-term debt                     401,522     134,217    49,650    68,702    67,721
Stockholders' equity               890,523     756,825   560,220   417,739   317,950
Book value per common share     $     3.51  $     3.01  $   2.30  $   1.76  $   1.36

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

     Net patient service revenue for Fiscal 1999 was $1,355.7 million, as compared to $1,138.8 million for the fiscal year ended September 30, 1998 ("Fiscal 1998"). This represented an increase in net patient service revenue of $216.9 million, or 19.0%. Hospitals in operation for the entire period of Fiscal 1999 and Fiscal 1998 ("same hospitals") provided $48.0 million of the increase in net patient service revenue. The remaining increase of $168.9 million included $169.3 million of net patient service revenue from the April 1999 acquisition of a 473-bed hospital system, the May 1999 acquisition of a 167-bed hospital system and the July 1999 acquisition of a 204-bed hospital, offset by a decrease of $.4 million in Corporate and miscellaneous revenue.

     As noted above, same hospital net operating revenue increased $48.0 million, or a 4.9% increase over Fiscal 1998. The increase in net operating revenue of same hospitals was primarily attributable to inpatient and outpatient volume increases, partially offset by a decrease in reimbursement. The Company has experienced lower payments from a number of payors, resulting primarily from
a) reductions mandated by the Balanced Budget Act of 1997, particularly in the areas of home health and Medicare bad debts, b) reduced Medicare outlier payments caused by an increase in the cost outlier threshold, c) reductions in various states' Medicaid programs, d) an increase in managed care discounts, and e) a reduction in the Medicare case-mix index.

     The Company's hospitals generated 718,035 patient days of service in Fiscal 1999, which produced an overall occupancy rate of 47.1%. During Fiscal 1998 the

Company's hospitals generated 615,248 patient days of service for an overall occupancy rate of 47.1%. Admissions in same hospitals for Fiscal 1999 increased 3.3%, from 105,235 to 108,673.

     The Company's salaries and benefits, supplies and other expenses and provision for doubtful accounts for Fiscal 1999 were $1,006.2 million, or 74.2% of net patient service revenue, as compared to $831.4 million, or 73.0% of net patient service revenue for Fiscal 1998. Of the total $174.8 million increase, approximately $47.5 million related to same hospitals, which was largely attributable to increased inpatient and outpatient volumes. Another $128.2 million of increased operating expenses related to the acquisitions mentioned previously. The remaining decrease of $.9 million represented a decrease in Corporate and miscellaneous other operating expenses. The Company's Fiscal 1999 rent expense increased by $6.2 million, which resulted both from acquisitions and the expansion of hospital services.

     The Company's depreciation and amortization costs increased by $10.8 million. Approximately $8.5 million of the increase resulted from the acquisitions mentioned above with the remaining increase attributable to ongoing building improvements and equipment purchases. Interest expense increased $3.6 million, which was due largely to acquisition related debt and lower investment income in Fiscal 1999 (which is settled against interest expense), partially offset by higher capitalized interest costs during Fiscal 1999.

     The Company's income before income taxes was $246.7 million for Fiscal
1999 as compared to $225.3 million for Fiscal 1998, an increase of $21.4 million or 9.5%. As noted above, the increased profitability resulted from an increase in inpatient and outpatient business and from the acquisitions previously mentioned. The Company's provision for income taxes was $96.8 million for Fiscal 1999, as compared to $88.4 million for Fiscal 1998. These provisions reflect an effective income tax rate of 39.25% for Fiscal 1999 and Fiscal 1998. As a result of the foregoing, the Company's net income was $149.8 million for Fiscal 1999 as compared to $136.8 million for Fiscal 1998.

     Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

     Net patient service revenue for Fiscal 1998 was $1,138.8 million, as compared to $895.5 million for the fiscal year ended September 30, 1997 ("Fiscal 1997"). This represented an increase in net patient service revenue of $243.3 million, or 27.2%. Hospitals in operation for the entire period of Fiscal 1998 and Fiscal 1997 ("same hospitals") provided $80.0 million of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $163.3 million included $164.0 million of net patient service revenue from the November 1997 acquisition of a 125-bed hospital, the January 1998 acquisitions of a 180-bed hospital and a 221-bed two-hospital system, and the June 1998 acquisition of a 166-bed two-hospital system, offset by a decrease of $.7 million in Corporate and miscellaneous revenue.

     The Company's hospitals generated 615,248 patient days of service in Fiscal 1998, which produced an overall occupancy rate of 47.1%. During Fiscal 1997 the Company's hospitals generated 494,977 patient days of service for an overall occupancy rate of 44.8%. Admissions in same hospitals for Fiscal 1998 increased 5.5%, from 95,787 to 101,025.

     The Company's salaries and benefits, supplies and other expenses and provision for doubtful accounts for Fiscal 1998 were $831.4 million, or 73.0% of net patient service revenue, as compared to $657.5 million, or 73.4% of net patient service revenue for Fiscal 1997. Of the total $173.9 million increase, approximately $51.4 million related to same hospitals, which was largely attributable to increased inpatient and outpatient volumes. Another $120.7 million of increased operating expenses related to the acquisitions mentioned previously. The remaining increase of $1.8 million represented an increase in Corporate and miscellaneous other operating expenses. The Company's Fiscal 1998 rent expense increased by $7.5 million, which resulted both from acquisitions and the expansion of hospital services.

     The Company's depreciation and amortization costs increased by $13.9 million. Approximately $10.5 million of the increase resulted from the acquisitions mentioned above with the remaining increase attributable to ongoing building improvements and equipment purchases. Interest expense increased $1.0 million in Fiscal 1999, which was due largely to acquisition related debt, partially offset by higher capitalized interest costs during Fiscal 1999.

     The Company's income before income taxes was $225.3 for Fiscal 1998 as compared to $178.3 million for Fiscal 1997, an increase of $47.0 million or 26.3%. As noted above, the increased profitability resulted from an increase in inpatient and outpatient business, improved operating performance of same hospitals and the contribution from the acquisitions previously mentioned. The Company's provision for income taxes was $88.4 million for Fiscal 1998, as compared to $70.0 million for Fiscal 1997. These provisions reflect an effective income tax rate of 39.25% for Fiscal 1998 and Fiscal 1997. As a result of the foregoing, the Company's net income was $136.8 million for Fiscal 1998 as compared to $108.3 million for Fiscal 1997.

Liquidity and Capital Resources

     Fiscal 1999 Cash Flows Compared to Fiscal 1998 Cash Flows

     Working capital increased to $250.3 million at September 30, 1999 from $196.6 million at September 30, 1998, resulting primarily from increased business volumes and good management of the Company's working capital. The Company's cash flows from operating activities increased by $50.3 million from $118.0 million in Fiscal 1998 to $168.3 million in Fiscal 1999. Offsetting the Company's improved profitability was a large increase in accounts receivable, both at same hospitals and newly-acquired hospitals. This increase was due to higher volumes at same hospitals and acquisition hospitals, as well as temporary delays in billing of Medicare and Medicaid accounts receivable while waiting for assignment of applicable third-party provider numbers at those newly-acquired hospitals. The use of the Company's cash in investing activities increased from $233.4 million in Fiscal 1998 to $412.3 million in Fiscal 1999, reflecting some larger, more expensive acquisitions during Fiscal 1999. The Company's cash flows from financing activities increased $183.5 million from $60.7 million provided in Fiscal 1998 to $244.2 million provided in Fiscal 1999, due primarily to borrowings related to acquisitions (see also financial statement footnote
No. 2).

     Fiscal 1998 Cash Flows Compared to Fiscal 1997 Cash Flows

     Working capital increased to $196.6 million at September 30, 1998 from $153.2 million at September 30, 1997, resulting primarily from increased business volumes and good management of the Company's working capital. The Company's cash flows from operating activities decreased by $14.3 million from $132.3 million in Fiscal 1997 to $118.0 million in Fiscal 1998. Offsetting the Company's improved profitability was a large increase in accounts receivable, both at same hospitals and newly-acquired hospitals. This increase was due to higher volumes at same hospitals and acquisition hospitals, as well as temporary delays in billing of Medicare and Medicaid accounts receivable while waiting for assignment of applicable third-party provider numbers at those newly-acquired hospitals. The use of the Company's cash in investing activities increased from $110.4 million in Fiscal 1997 to $233.4 million in Fiscal 1998, reflecting an increased number of acquisitions during Fiscal 1998. The Company's cash flows from financing activities increased $46.4 million from $14.3 million provided in Fiscal 1997 to $60.7 million provided in Fiscal 1998, due primarily to borrowings related to acquisitions(see also financial statement footnote No. 2).

     Capital Resources

     During November 1999 the Company closed on a $600 million Credit Agreement (the "Agreement"), thereby refinancing and replacing its existing $300 million Credit Agreement which expired on November 30, 1999. The Agreement is an unsecured revolving credit loan, comprised of a $150 million 364-day credit loan and a $450 million 5-year credit loan. Similar to the Credit Agreement, the new Agreement permits the Company to borrow under either loan at any time through the respective loan's termination date, at which time all outstanding revolving credit loans become due and payable. Under either loan, the Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The initial interest rate for a Eurodollar Rate Loan is set at LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company's credit rating. As of November 30, 1999 the outstanding balance was $293 million.

     The Company also has a revolving credit facility with a bank which provides a $10 million unsecured line of credit commitment through January 31, 2000. All outstanding loans under this revolving credit facility are due on January 31, 2000. Interest on the outstanding loans is payable at the bank's Index Rate (prime) less 1/2%. As of November 30, 1999, there were no amounts outstanding under this line.

     The Company is obligated to pay certain commitment fees based upon amounts borrowed and available for borrowing during the terms of both such credit facilities ("Credit Facilities").

     The credit agreements for the Credit Facilities contain certain covenants which, without prior consent of the banks, limit certain activities of the Company and its subsidiaries, including those relating to merger, consolidation and the Company's ability to secure indebtedness, make guarantees and grant security interests. The Company must also maintain minimum levels of consolidated net worth, interest coverage and debt to cash flow.

     Effective October 28, 1998 the Company completed a Form S-3 to register $300 million of senior unsecured debt securities. The Company intends to deregister such securities early in the second quarter of Fiscal 2000.

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

     Capital Expenditures

     Effective April 1, 1999 the Company acquired a 473-bed health system located in Jackson, Mississippi pursuant to an asset purchase and lease agreement. The consideration totaled approximately $134 million in cash, including $19 million in net working capital.

     Effective May 1, 1999 the Company acquired a 167-bed hospital system located in Key West, Florida pursuant to asset purchase and lease agreements. The consideration totaled approximately $49.9 million, which included $27 million in cash paid at closing, $18.6 recorded as the net present value of lease payments required over the 30 year term of the lease, and the assumption of $4.3 million in debt. The agreements included the assumption of working capital balances at closing, and also entitle the Company to receive $1.5 million per year in cash from the seller for the first ten years of the lease to support indigent care programs.

     Effective July 1, 1999 the Company acquired a 204-bed acute care hospital located in Lancaster, Pennsylvania pursuant to a definitive purchase agreement. The Company paid $15 million in cash, which included approximately $1 million in net working capital. The Company is committed to the construction of a replacement hospital, subject to obtaining all required governmental and regulatory approvals.

     During 1999 the Company repurchased 7.5 million shares of its stock at a total cost of $69.1 million, which completed a stock repurchase plan approved by the Board of Directors in February 1998. In September 1999 the Board of Directors approved a stock repurchase program of up to 25 million shares of common stock. On October 14, 1999 the Company executed a share repurchase agreement with an independent third party, whereby the third party agreed to "sell short" 5 million shares of the Company's common stock to the Company. As of October 19, 1999 the 5 million shares were delivered to the Company and became treasury stock. From October 15, 1999 to December 15, 1999, a period of 60 days, the third party covered the "short sale" by buying shares on the open market. On December 15, 1999 the Company reimbursed the third party the cost of the common stock purchased plus a commission plus interest (at LIBOR) on the outstanding balance of funds used to purchase the common stock. The total cost for the purchase of the 5 million shares of treasury stock was approximately
$40 million.

     The Company had a number of hospital renovation/expansion projects underway at September 30, 1999. In addition, the Company plans to complete and open two replacement hospitals before June 30, 2000. At September 30, 1999 there were hospital renovation and expansion commitments of approximately $91.0 million outstanding, of which $60.0 million was paid at September 30, 1999.

     The Company anticipates spending approximately $90,000,000 for capital equipment and renovations during the fiscal year ending September 30, 2000 ("Fiscal 2000"). At the present time, cash on hand, internally generated funds in Fiscal 2000, and funds available under the Credit Facilities are expected to be sufficient to satisfy the Company's requirements for capital expenditures, future acquisitions and working capital in Fiscal 2000.

Impact of Seasonality and Inflation

     Our business is seasonal, with higher patient volumes and net patient service revenue in the second and third quarters of the Company's fiscal year. This seasonality occurs because more people become ill during the winter months, which results in significant increases in the number of patients treated in our hospitals during those months.

     The health care industry is labor intensive. Wages and other expenses increase especially during periods of inflation and when shortages in the marketplace occur. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company has, to date, offset increases in operating costs to the Company by increasing charges for services and expanding services. The Company has also implemented cost control measures to curb increases in operating costs and expenses. The Company cannot predict its ability to cover or offset future cost increases.

Year 2000 Computer Issues

     The Year 2000 Computer Issue is the result of most computer programs using two digits rather than four to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results on or after January 1, 2000.

     The Company has implemented a plan to evaluate and correct the effect of this problem on the Company's computer system and programs. As part of the plan, the Company has contacted its principal vendors and suppliers to identify and correct the potential effects of this problem relating to embedded systems of certain computer aided medical and other equipment. In addition, the Company has contacted the Federal and State governments, other payors and other companies with which the Company's systems interface or on which they rely to secure their timely completion of necessary upgrades.

     The Company's financial systems, including general ledger, accounts payable, cash management, payroll and patient accounting are Year 2000 compliant. The Company has completed the implementation of the compliant financial systems at all facilities, including its recently acquired hospitals. The Company has utilized both internal and external resources to complete the Year 2000 modifications. The majority of the costs relating to the Year 2000 Issue have been expensed as incurred, and to date have not had a material adverse impact on the Company's results of operations. However, there can be no guarantee that possible future expenditures could have a material adverse effect on future results of operations. Factors that might cause material increases include, but are not limited to, the future availability and cost of trained personnel and the ability to correct all relevant computer coding and all medical equipment that could potentially arise after December 31, 1999, relating either to the Company's systems and equipment or external systems with which the Company's systems interface or rely upon.

     As noted above, the Company has contacted its principal suppliers, other vendors and payors, including Federal and State governments, Medicare fiscal intermediaries, insurance companies and managed care companies, concerning the status of their Year 2000 compliance. In its June 30, 1999 Quarterly Progress Report, HCFA stated that all of its 25 internal mission critical systems and 75 million critical external claims processing systems were Year 2000 compliant. The Company has received similar assurances from other fiscal intermediaries and third party payors that their systems are Year 2000 compliant.

     Each of the Company's hospitals have contingency plans which management believes will reduce any disruption in service that may be caused by a Year 2000 problem. The hospitals have reviewed, updated and, as practical, rehearsed alternative procedures that would ensure continued service to patients. Our Corporate office has also developed a disaster contingency plan.

     The Company believes its systems and the critical systems with which the Company interfaces are Year 2000 compliant, but the Company is unable to estimate the impact on the Company if one or more of those systems fail after December 31, 1999. For the foregoing reasons, the Company is not able to determine whether the Year 2000 Computer Issue will materially affect its future financial results or financial condition.

     Income Tax Examinations

     The Internal Revenue Service (the "IRS") is examining our federal income tax returns for fiscal years 1996 through 1998. To date, the IRS has proposed adjustments to our returns for years 1996 and 1997. The adjustments proposed thus far are "temporary," or timing differences, and relate primarily to the areas of depreciation and amortization and bad debt expense. The Company is protesting a number of the proposed adjustments through the appeals process of the IRS. In management's opinion, the ultimate outcome of the IRS examinations will not have a material effect on the Company's results of operations or financial condition.

Forward-Looking Statements

     Certain statements contained in this Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; demographic changes; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payment levels; liability and other claims asserted against the Company; competition; the loss of any significant ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund additional acquisitions or replacement facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Interest Rates

     The Company is exposed to interest rates, primarily as a result of its $600 million revolving credit agreement with a floating interest rate (see financial statement footnote No. 3). The following table summarizes principal cash flows and related weighted average interest rates by expected maturity dates. The fair value of the Company's long-term debt at September 30, 1999 approximates its carrying value.

                            2000    2001    2002    2003    2004   Thereafter   Total
                            -----   -----   -----   -----   ----   ----------  ------
Long term debt
 (in millions):
Fixed rate long-term
  debt                      $ 9.4   $16.4   $16.3   $ 3.7   $3.9       $ 68.2  $117.9
Average interest rates        7.6%    7.6%    7.7%    7.9%   7.9%         7.4%    7.5%

Variable rate
  long-term debt                                                       $293.0  $293.0
Average interest rate                                                  LIBOR+  LIBOR+
                                                                       Spread  Spread

Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Health Management Associates, Inc.
  Consolidated Financial Statements:
    Report of Independent Auditors..............................              28
    Consolidated Statements of Income -- for the years ended
      September 30, 1999, 1998 and 1997.........................              29
    Consolidated Balance Sheets --September 30, 1999 and 1998...              30
    Consolidated Statements of Stockholders' Equity -- for the
      years ended September 30, 1999, 1998 and 1997.............              32
    Consolidated Statements of Cash Flows -- for the years
      ended September 30, 1999, 1998 and 1997...................              33
    Notes to Consolidated Financial Statements..................              35

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Health Management Associates, Inc.

     We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. at September 30, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Ernst & Young LLP

Atlanta, Georgia
October 22, 1999, except for Note 3,
as to which the date is November 30, 1999

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME


                                         Year ended September 30,
                                     --------------------------------
                                       1999        1998       1997
                                     ----------  ----------  --------
                                   (in thousands, except per share data)

Net patient service revenue........  $1,355,707  $1,138,802  $895,482

Costs and expenses:
  Salaries and benefits............     486,003     402,133   310,992
  Supplies and other...............     390,229     331,006   269,570
  Provision for doubtful accounts..     130,013      98,258    76,894
  Depreciation and amortization....      61,278      50,437    36,561
  Rent expense.....................      33,146      26,930    19,444
  Interest, net....................       8,385       4,759     3,712
                                     ----------  ----------  --------
      Total costs and expenses.....   1,109,054     913,523   717,173
                                     ----------  ----------  --------

Income before income taxes.........     246,653     225,279   178,309

Provision for income taxes.........      96,808      88,435    69,987
                                     ----------  ----------  --------


Net income ........................  $  149,845  $  136,844  $108,322
                                     ==========  ==========  ========



Net income per share:
 Basic ............................  $      .60  $      .55  $    .44
                                     ==========  ==========  ========
 Diluted ..........................  $      .59  $      .54  $    .43
                                     ==========  ==========  ========


Weighted average number of
shares outstanding:
 Basic ............................     250,467     249,049   242,767
                                     ==========  ==========  ========
 Diluted ..........................     255,067     255,575   249,130
                                     ==========  ==========  ========


                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                            September 30,
                                                      ------------------------
                                                           1999       1998
                                                      -----------   ----------
                                                           (in thousands)

                                    ASSETS

Current assets:
 Cash and cash equivalents..........................  $   12,926    $   12,685
 Accounts receivable, less allowance for doubtful
  accounts of $114,792,000 and $87,800,000 in 1999
  and 1998, respectively............................     311,988       219,162
 Accounts receivable -- other.......................      26,917        24,380
 Supplies, at cost..................................      32,038        24,425
 Prepaid expenses and other assets..................       9,324         8,558
 Funds held by trustee..............................       1,764         1,458
 Deferred income taxes..............................      30,515        26,456
                                                      ----------    ----------

   Total current assets.............................     425,472       317,124


Property, plant and equipment:
 Land and improvements..............................      40,212        29,572
 Buildings and improvements.........................     610,292       436,639
 Leaseholds.........................................      91,528        79,145
 Equipment..........................................     331,961       244,127
 Construction in progress...........................      68,463        47,546
                                                      ----------    ----------
                                                       1,142,456       837,029

 Less accumulated depreciation and amortization.....     229,967       188,201
                                                      ----------    ----------

  Net property, plant and equipment.................     912,489       648,828


Funds held by trustee...............................       4,131         3,932

Excess of cost over acquired net assets, net........     158,499       121,101

Deferred charges and other assets...................      16,709        15,037
                                                      ----------    ----------

                                                      $1,517,300    $1,106,022
                                                      ==========    ==========


                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                            September 30,
                                                        ---------------------
                                                          1999        1998
                                                        ---------   ---------
                                                            (in thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable....................................  $   73,595   $   44,300
 Accrued interest....................................         989        1,648
 Accrued payroll and related taxes...................      29,402       20,968
 Accrued expenses and other liabilities..............      29,615       20,056
 Due to third party payors...........................      11,991       14,844
 Income taxes - currently payable and deferred.......      20,278       10,186
 Current maturities of long-term debt................       9,351        8,544
                                                       ----------   ----------

   Total current liabilities.........................     175,221      120,546



Deferred income taxes................................      32,579       33,520
Other long-term liabilities..........................      17,455       17,878
Long-term debt.......................................     401,522      134,217
Obligation under put option contracts................           -       43,036



Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
   authorized........................................           -            -
 Common stock, Class A, $.01 par value, 300,000,000
   shares authorized, 253,405,000 and 251,558,000
   shares issued and outstanding at
   September 30, 1999 and 1998, respectively.........       2,534        2,491
 Additional paid-in-capital..........................     294,579      241,677
 Retained earnings...................................     662,502      512,657
                                                       ----------   ----------
                                                          959,615      756,825
  Less: treasury stock...............................     (69,092)           -
                                                       ----------   ----------

    Total stockholders' equity.......................     890,523      756,825
                                                       ----------   ----------

                                                       $1,517,300   $1,106,022
                                                       ==========   ==========

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years ended September 30, 1999, 1998, and 1997

                                                    Common Stock
                                               ----------------------    Additional
                                                               Par         Paid-in     Retained     Treasury
                                                 Shares       Value        Capital     Earnings       Stock
                                               ----------  ----------   -----------   ----------   ----------
                                                                       (in thousands)
Balance at September 30, 1996...........          237,824  $    2,378   $   147,870   $  267,491

Exercise of stock options...............            6,234          63        16,097            -
Income tax benefit from exercise
  of stock options......................                -           -        17,999            -
Net income..............................                -           -             -      108,322
                                               ----------  ----------   -----------   ----------


Balance at September 30, 1997...........          244,058       2,441       181,966      375,813

 Exercise of stock options..............            2,636          26        12,080            -
 Income tax benefit from exercise
  of stock options......................                -           -         8,601            -
 Issuance of common stock for
  acquisition...........................            4,864          49        79,951            -
 Proceeds from sale of
  equity put options....................                -           -         2,090            -
 Reclassification of put
  option obligation.....................                -         (25)      (43,011)           -
 Net income.............................                -           -             -      136,844
                                               ----------  ----------   -----------   ----------


Balance at September 30, 1998...........          251,558       2,491       241,677      512,657

 Expiration of put option
  obligation............................                -          25        43,011            -
 Purchase of treasury stock,
  at cost...............................                -           -             -            -   $  (69,092)
 Exercise of stock options..............            1,847          18         6,436            -            -
 Income tax benefit from exercise
  of stock options......................                -           -         3,455            -            -
 Net income.............................                -           -             -      149,845            -
                                               ----------  ----------   -----------   ----------   ----------

Balance at September 30, 1999...........          253,405  $    2,534   $   294,579   $  662,502   $  (69,092)
                                               ==========  ==========   ===========   ==========   ==========


                               See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year ended September 30,
                                                      -------------------------------------------
                                                         1999            1998            1997
                                                      -----------     -----------     -----------
                                                                      (in thousands)
Cash flows from operating activities:
  Net income................................          $   149,845     $   136,844     $   108,322
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization.........               61,278          50,437          36,561
      Loss (gain) on sale of fixed
       assets...............................                  171              14             (92)
      Decrease in deferred
       income taxes.........................               (5,000)         (2,914)           (400)
      Changes in assets and liabilities,
       net of effects of acquisitions
       and dispositions:
         Accounts receivable................              (65,055)        (63,382)        (12,648)
         Supplies...........................               (3,834)         (3,029)         (2,372)
         Prepaid expenses and
          other assets......................                 (441)           (567)           (478)
         Deferred charges and
          other assets......................               (3,954)         (3,706)         (3,302)
         Accounts payable...................               22,878           5,182           2,425
         Accrued payroll, interest and
          other liabilities.................                3,371          (4,658)          4,938
         Income taxes -- currently
          payable...........................               10,092           1,965          (1,459)
         Other long-term liabilities........               (1,002)          1,765             841
                                                      -----------     -----------     -----------

Net cash provided by
  operating activities......................              168,349         117,951         132,336
                                                      -----------     -----------     -----------

Cash flows from investing activities:
  Acquisition of facilities, net of
   cash acquired............................             (183,967)       (169,484)        (51,467)
  Additions to property, plant
   and equipment............................             (159,392)        (67,931)        (59,349)
  Proceeds from sale of assets..............                  111           4,047             388
  Purchase of treasury stock, at cost.......              (69,092)              -               -
                                                      -----------     -----------     -----------

Net cash used in investing
  activities................................             (412,340)       (233,368)       (110,428)
                                                      -----------     -----------     -----------


                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                   Year ended September 30,
                                                         -------------------------------------------
                                                            1999            1998            1997
                                                         -----------     -----------     -----------
                                                                        (in thousands)
Cash flows from financing activities:
  Proceeds from long-term borrowings.........            $   249,645     $    80,996     $       520
  Principal payments on debt.................                (17,229)        (39,850)        (20,621)
  Proceeds from issuance of common
    stock....................................                 11,999          20,706          34,159
  Proceeds from sale of equity
    put options..............................                      -           2,090               -
 (Increase) decease in funds
    held by trustee..........................                   (183)         (3,221)            243
                                                         -----------     -----------     -----------

Net cash provided by
  financing activities.......................                244,232          60,721          14,301
                                                         -----------     -----------     -----------

Net increase (decrease) in cash..............                    241         (54,696)         36,209

Cash and cash equivalents at
  beginning of year..........................                 12,685          67,381          31,172
                                                         -----------     -----------     -----------

Cash and cash equivalents at
  end of year................................            $    12,926     $    12,685     $    67,381
                                                         ===========     ===========     ===========


Supplemental schedule of noncash
  investing and financing activities:
    Fair value of assets acquired
     (including cash)........................            $   218,863     $   288,903     $    57,896
    Consideration: Cash paid.................                183,967         169,484          51,467
                   Stock issued..............                      -          80,000               -
                                                         -----------     -----------     -----------
    Liabilities assumed......................            $    34,896     $    39,419     $     6,429
                                                         ===========     ===========     ===========


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

     c.   Property, plant and equipment
     Property, plant and equipment are carried at cost and include major expenditures which increase their values or extend their useful lives. Depreciation and amortization are computed using the straight line method based on estimated useful lives. Estimated useful lives for buildings and improvements range from twenty to forty years and for equipment range from three to ten years. Leaseholds are amortized on a straight-line basis over the terms of the respective leases.

     d. Excess of cost over acquired net assets, net and deferred charges and other assets
     Excess of cost over acquired net assets is being amortized on a straight-line basis over lives ranging from three to twenty-five years. Accumulated amortization relating thereto is $15.2 million and $8.1 million at September 30, 1999 and 1998, respectively. Deferred charges and other assets consist principally of deferred financing costs and certain non-productive assets held for sale. The financing costs are being amortized over the life of the related debt (see Note 3).

     Certain long-lived assets and the related excess of cost over acquired net assets may become impaired, requiring a writedown of the assets to their estimated fair values. The Company periodically reviews future cash flows related to these assets, and if necessary, reduces such assets to their estimated fair values.

     e.   Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Business and summary of significant accounting policies (continued)

     f.   Net patient service revenue and accounts receivable
     Approximately 58%, 59% and 66% of gross patient service revenue for the years ended September 30, 1999, 1998 and 1997, respectively, relates to services rendered to patients covered by Medicare and Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. Provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs' principles of payment/reimbursement (either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit, and provision is currently made for adjustments which may result. Revenues and receivables from government programs are significant to the Company's operations, but the Company does not believe that there are significant credit risks associated with these government programs.

     Net patient service revenue is presented net of provisions for contractual adjustments and other allowances of $1.748 billion, $1.391 billion and $1.039 billion in 1999, 1998 and 1997, respectively, in the accompanying consolidated statements of income. In the ordinary course of business the Company renders services in its facilities to patients who are financially unable to pay for the hospital care. The value of these services to patients who are unable to pay is not material to the Company's consolidated results of operations.

     g.   Income taxes
     Deferred income taxes at September 30, 1999 and 1998 relate principally to differences in the recognition of certain income and expense items for income tax and financial reporting purposes (see Note 5).

     h.   Net income per share
     Net income per share is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods presented (see Note 7).

     i.   Recently issued accounting pronouncements
     In 1998 the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will adopt October 1, 2000. Because of the Company's minimal use of derivatives, the Company does not believe the new standard will have a material effect on the earnings or financial position of the Company.

     j.   Reclassifications
          Certain amounts have been reclassified in prior years to conform with the current year presentation.

2.   Acquisitions and dispositions
     During 1999 the Company acquired certain assets of four hospitals through one purchase and two long-term lease agreements for consideration totaling $218.9 million, including $184.0 million in cash. During 1998 the Company acquired certain assets of six hospitals through various acquisition and long-term lease agreements for consideration totaling $288.9 million, which included $169.5 million in cash, $80.0 million in Company stock, and the assumption of $39.4 million in long-term debt. During 1997 the Company acquired certain assets of two hospitals through one long-term lease agreement and one long-term management agreement for consideration totaling $57.9 million, including $51.5 million in cash. The foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price has been determined by the Company based upon available information and is subject to further refinement.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Acquisitions and dispositions (continued)
     The operating results of the foregoing hospitals have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma combined summary of operations of the Company for each of the three years ended September 30, 1999 give effect to the operation of the hospitals purchased in 1999, 1998 and 1997 as if the acquisitions had occurred as of October 1, 1997, 1996 and 1995, respectively:

                                               1999        1998       1997
                                             --------    --------   --------
                                          (In millions, except per share data)

Net patient service revenue............      $1,463.0    $1,404.4   $1,125.4
Net income.............................      $  146.9    $  132.6   $  112.3
Net income per share - Basic...........      $    .59    $    .53   $    .46
Net income per share - Diluted.........      $    .58    $    .52   $    .45

3.   Long-term debt
     The Company's long-term debt consists of the following:

                                                            September 30,
                                                        ---------------------
                                                          1999         1998
                                                        --------     --------
                                                            (in thousands)

     Revolving Credit Agreements (a).............       $293,000     $ 50,000
     Industrial Revenue Bond Issue (b)...........          6,270        6,580
     Mortgage notes, secured by real and
     personal property (c).......................         75,360       69,987
     Various mortgage and installment notes and
      debentures, some secured by equipment,
      at interest rates ranging from 6% to
      prime plus 1%, payable through 2005........          6,162        5,800
     Capitalized lease obligations (see Note 4)..         30,081       10,394
                                                        --------     --------
                                                         410,873      142,761
     Less current maturities.....................          9,351        8,544
                                                        --------     --------
                                                        $401,522     $134,217
                                                        ========     ========

     a.   Revolving Credit Agreements
     In December 1994 the Company executed a $300 million Amended and Restated Credit Agreement ("Credit Agreement"). The Company may choose the prime rate of interest, a fixed certificate of deposit interest rate of the Agent bank or a LIBOR interest rate. Under any of the interest alternatives, quarterly interest payments are required. The interest rate on the outstanding balance at September 30, 1999 was 5.81%.

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

     During November 1999 the Company closed on a $600 million Credit Agreement (the "Agreement"), thereby refinancing and replacing its existing $300 million Credit Agreement which was to expire on November 30, 1999. The Agreement is an unsecured revolving credit loan, comprised of a $150 million 364-day credit loan and a $450 million 5-year credit loan. Similar to the Credit Agreement, the new Agreement permits the Company to borrow under either loan at any time through the respective loan's termination date, at which time all outstanding revolving credit loans become due and payable. Under either loan, the Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The initial interest rate for a Eurodollar Rate Loan is set at LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company's credit rating. The Company is also obligated to pay certain commitment fees based upon amounts available for borrowing during the term of the agreement. The Agreement contains various financial and other covenants which are similar to those in the Credit Agreement.

     b.   Industrial Revenue Bond Issue
     The Company has one Industrial Revenue Bond issue outstanding at September 30, 1999 and 1998, which is secured by all real and personal property of the facility with aggregate net book value of $10.8 million and $11.7 million, respectively, and a pledge of the stock of the subsidiary owning the facility; payment of principal and interest is unconditionally guaranteed by the Company. The bonds are serial bonds with maturities and rates ranging from September 1, 2005 to September 1, 2011 and 8.5% to 8.75%, respectively. The Company makes monthly sinking-fund payments in amounts sufficient to cover principal and interest payment requirements.

     c.   Mortgage Notes
     The Company has six mortgage notes which are secured by all the real and personal property related to five facilities with a net book value of $ 88.9 million and $113.5 million at September 30, 1999 and 1998, respectively. The notes are payable in various installments with maturity dates ranging from 2000 through 2007 and carry interest rates ranging from prime to 11.5%.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Long-term debt (Continued)

     Maturities of long-term debt and capital leases for the next five years, adjusted for the $600 million new Agreement referred to above, are as follows (in thousands):

                        2000          $  9,351
                        2001            16,374
                        2002            16,327
                        2003             3,743
                        2004             3,890
                        Thereafter     361,188

     The Company paid interest of $14.4 million, $8.6 million and $6.6 million for the years ended September 30, 1999, 1998 and 1997, respectively. Capitalized interest totaled $4.3 million, $1.3 million and $.5 million for the years ended September 30, 1999, 1998 and 1997 respectively.

4.   Leases

     The Company leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Future minimum operating and capital lease payments, including amounts relating to leased hospitals, are as follows at September 30, 1999 (in thousands):


                                                                                        Operating             Capital
                                                                                  -----------------------  ------------
                                                                                                               Real
                                                                                     Real                  Property and
September 30,                                                                      Property    Equipment     Equipment    Total
-------------                                                                  ----------  -----------  ------------ ----------
2000............................................................................  $  4,803       $13,481      $ 5,445    $ 23,729
2001............................................................................     3,536        10,288        3,561      17,385
2002............................................................................     3,079         7,644        3,352      14,075
2003............................................................................     2,588         4,721        3,233      10,542
2004............................................................................     1,781         2,659        3,102       7,542
Thereafter......................................................................    19,205         1,874       43,921      65,000
                                                                                  --------      --------      -------    --------
Total minimum payments                                                            $ 34,992       $40,667       62,614    $138,273
                                                                                  ========      ========                 ========
Less amounts
   representing interest                                                                                       32,533
                                                                                                              -------

Present value of
   minimum lease
   payments.....................................................................                              $30,081
                                                                                                              =======

     The following summarizes amounts related to assets leased by the Company under capital leases (in thousands):

                                                        September 30,
                                                   ------------------------
                                                     1999            1998
                                                   ---------       --------

     Cost........................................   $69,855         $33,219
     Accumulated amortization....................     9,943           6,932
                                                   ---------       --------
     Net book value..............................   $59,912         $26,287
                                                   =========       ========

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Leases (continued)

     The Company entered into capitalized leases for equipment of $.8 million, $.1 million and $.8 million for the years ended September 30, 1999, 1998 and 1997, respectively.


5.   Income taxes

     The significant components of the provision for income taxes are as follows (in thousands):

                                                                                       Year ended September 30,
                                                                                ------------------------------------
                                                                                   1999          1998         1997
                                                                                ----------    ----------   ---------
Federal:
 Current....................................................................     $85,248       $80,086      $63,957
 Deferred:
  Current...................................................................      (4,673)       (3,752)          90
  Non-current...............................................................       1,896          (324)        (229)
                                                                                 -------       -------      -------
    Total Federal...........................................................      82,471        76,010       63,818
State:
 Current and deferred.......................................................      14,337        12,425        6,169
                                                                                 -------       -------      -------
   Total....................................................................     $96,808       $88,435      $69,987
                                                                                 =======       =======      =======

    An analysis of the Company's effective income tax rates is as follows:

                                                                                   Year ended September 30,
                                                                   ---------------------------------------------------------
                                                                        1999                  1998                1997
                                                                   ----------------     ---------------     ----------------
Statutory income
 tax rate.....................................................      $86,329    35.0%     $78,848   35.0%     $62,408    35.0%

State income taxes, net
 of Federal benefit...........................................        9,319     3.8        8,076    3.6        4,010     2.2
Other items (each less
 than 5% of computed
 tax).........................................................        1,160      .5        1,511     .7        3,569     2.1
                                                                    -------    ----      -------   ----      -------    ----

  Total.......................................................      $96,808    39.3%     $88,435   39.3%     $69,987    39.3%
                                                                    =======    ====      =======   ====      =======    ====

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   Income taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred income tax assets and liabilities are comprised of the following:

                                                  September 30,
                                            ------------------------
                                               1999          1998
                                            ----------    ----------
                                                 (in thousands)
     Deferred income tax liabilities:
       Depreciable assets                    $32,579        $33,520

     Deferred income tax assets:
       Self insurance liability risks          4,507          4,135
       Allowance for doubtful accounts        21,286         17,136
       Cash basis method of accounting         4,722          5,185
                                             -------        -------
                                              30,515         26,456
     Valuation allowance for
      deferred income tax assets                   -              -
                                             -------        -------
     Net deferred income tax assets           30,515         26,456
                                             -------        -------

     Net deferred income tax liabilities     $ 2,064        $ 7,064
                                             =======        =======

     Income taxes paid (net of refunds) amounted to $79.3 million,$77.8 million, and $53.8 million for the years ended September 30, 1999, 1998 and 1997, respectively.

6.   Retirement plan

     The Company has a defined contribution retirement plan which covers all eligible employees at its hospitals and the corporate office. This plan includes a provision for the Company to match a portion of employee contributions. Total retirement program expense was $3.8 million, $3.2 million and $2.4 million for the years ended September 30, 1999, 1998 and 1997, respectively.


7.   Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.   Earnings Per Share (continued)

                                                Year ended September 30,
                                              ----------------------------
                                                1999       1998      1997
                                              --------  --------  --------
     Numerator:
       Net income                             $149,845  $136,844  $108,322
                                              ========  ========  ========

     Denominator:
       Denominator for basic earnings
         per share-weighted average shares 250,467 249,049 242,767 Effect of dilutive securities-
         employee stock options                  4,600     6,526     6,363
                                              --------  --------  --------


       Denominator for diluted
         earnings per share                    255,067   255,575   249,130
                                              ========  ========  ========

     Basic earnings per share                 $    .60  $    .55  $    .44
                                              ========  ========  ========
     Diluted earnings per share               $    .59  $    .54  $    .43
                                              ========  ========  ========

8.   Stockholders' equity

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma disclosure of alternative fair value accounting is then required under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), utilizing an option valuation model.

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

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Stockholders' equity (continued)

     Pertinent information covering the plans is summarized below:

                                                                 Price            Weighted
                                               Shares            Range          Average Price
                                            -------------    --------------     -------------
                                            (in thousands)
     Balance at September 30, 1996               18,323      $ 1.24 -  5.16         $ 4.30
       Granted                                    7,263               12.72          12.72
       Exercised                                 (5,783)       1.24 - 10.33           2.93
       Terminated                                   (41)       4.49 - 12.72           9.98
                                              ---------
     Balance at September 30, 1997               19,762        1.24 - 10.33           3.58
       Granted                                    1,690               21.63          21.63
       Exercised                                 (2,237)       1.24 - 12.72           4.89
       Terminated                                  (838)       5.16 - 21.63           9.84
                                              ---------
     Balance at September 30, 1998               18,377        1.24 - 21.63           8.36
       Granted                                    3,688        8.25 - 13.00          12.72
       Exercised                                 (1,623)       2.07-  12.72           3.43
       Terminated                                  (204)      10.33 - 21.63          18.61
                                              ---------
     Balance at September 30, 1999               20,238
                                              =========

     Exercisable at
      September 30, 1999                         13,254
                                              =========

The following table summarizes information concerning currently outstanding and exercisable options:

                         Options Outstanding                           Options Exercisable
      ----------------------------------------------------------    -------------------------
                                         Weighted
                                         Average        Weighted                     Weighted
         Range of                       Remaining       Average                      Average
         Exercise         Number       Contractual      Exercise       Number        Exercise
          Prices       Outstanding         Life          Price       Exercisable       Price
      -------------    -----------     -----------     ---------     -----------     --------
      $ 1.24-$10.50      8,408,000          4.5          $ 5.21       8,191,000       $ 5.13
      $12.72-$21.63     11,830,000          8.0          $13.93       5,063,000       $13.59

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rate of 5.81% - 6.18%,5.78% and 6.36%; no dividend yields; volatility factor of the expected market price of the Company's common stock of .446, .342 and .350; and weighted average expected lives of the options of 7 years, 7 years and 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):


                                        1999      1998       1997
                                      --------  ---------  --------
     Pro forma net income             $138,588   $132,112   $98,627
     Pro forma earnings per share:
       Basic                          $    .55   $    .53   $   .41
       Diluted                        $    .54   $    .52   $   .40

     At September 30, 1999 there were approximately 1.9 million shares of common stock reserved for future issuance under the plans. In addition, the Company has granted options for shares of Class A Common Stock to four non-employee directors. At September 30, 1999 there were approximately 175,000 options outstanding at $2.07 to $21.63 per share, expiring in 2002 through 2009.

     The Company also has a Stock Incentive Plan for corporate officers and management staff. This plan provides for the awarding of additional compensation to key personnel in the form of Company stock. The stock will be issued to the grantee four years after the date of grant, provided the individual is still an employee of the Company. At September 30, 1999 there were approximately 466,000 shares reserved under the plan, for which the Company has recorded $1.5 million, $1.2 million and $1.2 million of compensation expense for the years ended September 30, 1999, 1998 and 1997, respectively.

     In February 1998 the Board of Directors approved a stock repurchase program. In connection with the program, put options were sold to an independent third party in September 1998. Proceeds of $2,090,000 from the issuance of the put options were accounted for as additional paid-in-capital. Each put option entitled the holder to sell one share of the Company's common stock to the Company at a price of $17.50 per share. At September 30, 1998 2,459,000 put options were outstanding, which were exercisable only at maturity and expired at various dates from November 1998 to December 1998. The potential repurchase obligation of $43,036,000 was reclassified from stockholders' equity to a liability as of September 30, 1998. Subsequent to year end, the liability was eliminated in connection with the expiration of the put options.

     During 1999 the Company repurchased 7.5 million shares of its stock, which completed the February 1998 stock repurchase plan referred to above. In September 1999 the Board of Directors approved a stock repurchase program of up to 25 million shares of common stock. On October 14, 1999 the Company executed a share repurchase agreement with an independent third party, whereby the third party agreed to "sell short" 5 million shares of the Company's common stock to the Company. As of October 19, 1999 the 5 million shares were delivered to the Company and became treasury stock. From October 15, 1999 to December 15, 1999, a period of 60 days, the third party will cover the "short sale" by buying shares on the open market. On December 15, 1999 the Company will be required to reimburse the third party the cost of the common stock purchased plus a commission plus interest (at LIBOR) on the outstanding balance of funds used to purchase the common stock. The Company anticipates the

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Stockholders' equity (continued)

total cost for the purchase of the 5 million shares of treasury stock will be approximately $40 million.

9.   Professional and liability risks

     The Company has a layered self-insurance program with a major insurance carrier for its professional liability risks. An umbrella policy provides $35 million of coverage in excess of an underlying limit of $4.5 million (as of October 1, 1999) depending upon layer structures and the dollar amounts of claims settled.

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

10.  Commitments

     The Company has a number of hospital renovation/expansion projects underway at September 30, 1999. In addition, the Company plans to replace two of its existing hospitals over the next year. At September 30, 1999 there were hospital renovation and expansion commitments of approximately $91.0 million outstanding, of which approximately $60.0 million was paid at September 30, 1999.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Quarterly data (unaudited)

                    Years ended September 30, 1999 and 1998
                     (in thousands, except per share data)

                                                     Quarter
                                      1st         2nd        3rd        4th       Total
                                    --------    --------   --------  --------   ----------
   1999
-----------

Net patient
  service revenue............       $305,496    $339,748   $352,473  $357,990   $1,355,707
Income before income
  taxes......................         50,953      78,534     63,796    53,370      246,653
Net income...................         30,955      47,707     38,757    32,426      149,845
Net income per share:
          Basic..............       $    .12    $    .19   $    .15  $    .13   $      .60
          Diluted............       $    .12    $    .19   $    .15  $    .13   $      .59
Weighted average
  number of shares:
          Basic..............        251,653     251,905    251,972   247,805      250,467
          Diluted............        258,114     256,497    256,513   250,617      255,067

   1998
-----------

Net patient
  service revenue............       $234,570    $302,922   $302,150  $299,160   $1,138,802
Income before income
  taxes......................         40,885      66,663     63,628    54,103      225,279
Net income...................         24,837      40,498     38,655    32,854      136,844
Net income per share:
          Basic..............       $    .10    $    .16   $    .15  $    .13   $      .55
          Diluted............       $    .10    $    .16   $    .15  $    .13   $      .54
Weighted average
  number of shares:
          Basic..............        244,829     249,157    250,871   251,371      249,049
          Diluted............        251,135     255,453    257,882   258,295      255,575

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item is (i) incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 15, 2000 under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's fiscal year and (ii) set forth under "Executive Officers of the Registrant" in Part I of this Report.


Item 11.  Executive Compensation

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on February 15, 2000 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 15, 2000 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 15, 2000 under "Certain Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

Item 14(a)(1), 14(a)(2) and 14(d):

     The following financial statement schedule is filed as part of this Report at page 46 hereof:

     Schedule II - Valuation and Qualifying Accounts

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K (continued)

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 14(a)(3) and 14(c): See Index to Exhibits.

Item 14(b):

     During the last quarter of the fiscal year ended September 30, 1999, the Registrant did not file a Current Report on Form 8-K.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           (in thousands of dollars)

                                         Balance at    Acquisitions                  Charged                    Balance at
                                        Beginning of       and        Charges to     to other                     End of
                                           Period      Dispositions  Operations(a)   Accounts   Deductions(b)     Period
                                        ------------   ------------  -------------   --------   -------------     -------
Year ended September 30, 1997
  Allowance for doubtful
     accounts.........................     $64,125       $ 2,831        $ 90,301      $    -      $103,202       $ 54,055
                                           =======       =======        ========      ======      ========       ========

Year ended September 30, 1998
  Allowance for doubtful
     accounts.........................     $54,055       $16,388        $119,797      $    -      $102,440       $ 87,800
                                           =======       =======        ========      ======      ========       ========

Year ended September 30, 1999
  Allowance for doubtful
     accounts.........................     $87,800       $20,818        $153,021      $    -      $146,847       $114,792
                                           =======       =======        ========      ======      ========       ========

_________________

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

HEALTH MANAGEMENT ASSOCIATES, INC.



By /s/ William J. Schoen           Chairman of the Board
   ---------------------------
       William J. Schoen                  and                  December 7, 1999
                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

  /s/ William J. Schoen            Chairman of the Board
-------------------------------
      William J. Schoen                   and                  December 7, 1999
                                     Chief Executive Officer
                                     (Principal Executive
                                     Officer)

  /s/ Stephen M. Ray               Executive Vice President -
-------------------------------
      Stephen M. Ray                 Finance                   December 7, 1999
                                     (Principal Financial
                                     Officer and Principal
                                     Accounting Officer)

  /s/ Kent P. Dauten
-------------------------------
      Kent P. Dauten               Director                    December 7, 1999


_______________________________
      Robert A. Knox               Director                    December 7, 1999



  /s/ Charles R. Lees
-------------------------------
      Charles R. Lees              Director                    December 7, 1999



  /s/ Kenneth D. Lewis
-------------------------------
      Kenneth D. Lewis             Director                    December 7, 1999


  /s/ William E. Mayberry, M.D.
-------------------------------
      William E. Mayberry, M.D.    Director                    December 7, 1999

                               INDEX TO EXHIBITS


(2) Plan of acquisition, reorganization, arrangement, liquidation or succession

          Not applicable.

(3)       (i)  Articles of Incorporation

3.1/(i)/  Fifth Restated Certificate of Incorporation.  (Exhibit 3.1)

3.2 Certificate of Amendment to Fifth Restated Certificate of Incorporation is filed as part of this Report as Exhibit 3.2 at page 57 hereof.


          (ii) By-laws

3.3            By-laws, as amended are filed as part of this Report as Exhibit
               3.3 at page 59 hereof.

(4)       Instruments defining rights of security holders, including indentures

The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

4.1/(f)/       Specimen Stock Certificate. (Exhibit 4.11)

4.2/(h)/ Fourth Amended and Restated Credit and Reimbursement Agreement among the Company and NationsBank of Florida National Association and the Banks named therein, dated December 1, 1994. (Exhibit 4.12)

4.3/(o)/ Credit Agreement dated May 6, 1996 between First Union National Bank of Florida and the Company pertaining to a $10 million working capital and cash management line of credit. (Exhibit 4.3)

4.4/(q)/ Amendment Agreement No. 1 to Fourth Amended and Restated Revolving Credit and Reimbursement Agreement made as of September 30, 1996. (Exhibit 4.1)

4.5 Credit Agreement by and among Health Management Associates, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and as Lender, First Union National Bank, as Syndication Agent and as Lender, and the Chase Manhattan Bank, as Syndication Agent and as Lender, and The Lenders Party Hereto From Time To Time, dated November 30, 1999, is included herein as Exhibit 4.5 at page 72 of this Report.

(9)       Voting Trust Agreement

          Not applicable.

(10)      Material Contracts

The Exhibits referenced under (4) of this Index to Exhibits are incorporated herein by reference.

10.1/(i)/ First Amended and Restated Lease Agreement, dated as of January 1,
          1995 between The Board of Commissioners of the Highlands County Hospital District and Sebring Hospital Management Associates, Inc. (Exhibit 10.1)

10.2/(c)/ Lease dated as of July 1, 1986 between Fishermen's Hospital, Inc. and
          Marathon H.M.A., Inc. (Exhibit 28.1)

10.3/(e)/ First Amendment of the July 1, 1986 Lease Agreement by and between
          Fishermen's Hospital, Inc. and Marathon H.M.A., Inc. dated December 18, 1991. (Exhibit 28.1)

10.4/(a)/      Lease Agreement dated January 12, 1990 between Biloxi Regional
               Medical Center, Inc. and Biloxi H.M.A., Inc. (Exhibit 10.54)

10.5/(g)/      Lease Agreement between Heart of Florida Hospital Association,
               Inc., Haines City HMA, Inc. and the Company, dated April 30,
               1993. (Exhibit 10.49)

10.6/(f)/      Amended and Restated Employment Agreement dated December 15, 1992 between Health Management Associates, Inc. and William J. Schoen.
               (Exhibit 10.46)

10.7/(d)/      Health Management Associates, Inc. Stock Incentive Plan for
               Corporate Officers and Management Staff. (Exhibit 10.56)

10.8/(i)/      Amendment No. 1 to the Health Management Associates, Inc. Stock
               Incentive Plan for Corporate Officers and Management Staff.
               (Exhibit 10.2)

10.9/(g)/      Health Management Associates, Inc. Supplemental Executive
               Retirement Plan, dated July 12, 1990. (Exhibit 10.22)

10.10/(h)/     First Amendment to the Health Management Associates, Inc.
               Supplemental Executive Retirement Plan, dated January 1, 1994.
               (Exhibit 10.51)

10.11/(a)/     Registration Agreement dated September 2, 1988 between HMA
               Holding Corp., First Chicago Investment Corporation, Madison
               Dearborn Partners IV, Prudential Venture Partners, Prudential
               Venture Partners II, William J. Schoen, Kelly E. Curry, Stephen
               M. Ray, Robb L. Smith, George A. Taylor and Earl P. Holland.
               (Exhibit 10.23)

10.12/(b)/     Health Management Associates, Inc. 1991 Non-Statutory Stock
               Option Plan. (Exhibit 10.67)

10.13/(f)/     Amendment No. 1 and Amendment No. 2 to the Health Management
               Associates, Inc. 1991 Non-Statutory Stock Option Plan. (Exhibit
               10.44)

10.14/(f)/     Health Management Associates, Inc. 1993 Non-Statutory Stock
               Option Plan. (Exhibit 10.45)

10.15/(i)/     Health Management Associates, Inc. Stock Option Plan for Outside
               Directors.  (Exhibit 10.5)

10.16/(f)/     Stock Option Agreement, dated May 14, 1992, between the Company and Charles R. Lees. (Exhibit 10.42)

10.17/(g)/     Stock Option Agreement, dated May 18, 1993, between the Company and Charles R. Lees. (Exhibit 10.48)

10.18/(h)/     Stock Option Agreement dated May 20, 1994, between the Company and Charles R. Lees. (Exhibit 10.52)

10.19/(h)/     Stock Option Agreement dated May 17, 1994, between the Company and Kenneth D. Lewis. (Exhibit 10.53)

10.20/(j)/     Amendment No. 5 to the Health Management Associates, Inc. 1991
               Non-Statutory Stock Option Plan. (Exhibit 10.57)

10.21/(j)/     Amendment No. 3 to the Health Management Associates, Inc. 1993
               Non-Statutory Stock Option Plan. (Exhibit 10.58)

10.22/(j)/     Amendment No. 1 to the Health Management Associates, Inc. Stock
               Option Plan for Outside Directors. (Exhibit 10.59)

10.23/(l)/     Lease Agreement dated as of December 28, 1995 among Coahoma
               County, Mississippi, Clarksdale HMA, Inc. and the Company.
               (Exhibit 10.1)

10.24/(n)/     Lease Agreement dated May 21, 1996 among Midwest City Memorial
               Hospital Authority, an Oklahoma Public Trust, and Midwest City
               HMA, Inc. and Health Management Associates, Inc. (Exhibit 2.1)

10.25/(l)/ Amendment No. 6 to the Health Management Associates, Inc. 1991 Non-
               Statutory Stock Option Plan. (Exhibit 10.2)

10.26/(l)/ Amendment No. 7 to the Health Management Associates, Inc. 1991 Non-
               Statutory Stock Option Plan. (Exhibit 10.3)

10.27/(l)/ Amendment No. 4 to the Health Management Associates, Inc. 1993 Non-
               Statutory Stock Option Plan. (Exhibit 10.4)

10.28/(l)/ Amendment No. 5 to the Health Management Associates, Inc. 1993 Non-
               Statutory Stock Option Plan. (Exhibit 10.5)

10.29/(k)/     Health Management Associates, Inc. 1996 Executive Incentive
               Compensation Plan. (Exhibit 99.15)

10.30/(m)/     Amendment No. 1 to the Health Management Associates, Inc. 1996
               Executive Incentive Compensation Plan. (Exhibit 10.1)

10.31/(o)/     Second Amendment to the Health Management Associates, Inc.
               Supplemental Executive Retirement Plan, dated September 17, 1996.
               (Exhibit 10.64)

10.32/(p)/     Hospital Management Agreement by and between Anniston HMA, Inc.
               and the Trust created under the last will and testament of Susie
               P. Stringfellow, entered into on January 24, 1997. (Exhibit 10.1)


10.33/(r)/ Asset Purchase Agreement dated as of January 7, 1998 among Riley
               Development Systems, Inc., Meridian HMA, Inc. and Meridian HMA Nursing Home, Inc. (Exhibit 10.2)

10.34/(s)/ Definitive Agreement dated March 12, 1998 and Amendment to Definitive
               Agreement between Regional Healthcare, Inc., Hernando Healthcare, Inc., Spring Hill Regional Hospital, Inc., Hernando County, Florida and Health Management Associates, Inc. (Exhibit 10.1)

10.35/(s)/ Lease Agreement made as of June 1, 1998 between Hernando County,
               Florida and Hernando HMA, Inc.  (Exhibit 10.2)

10.36/(t)/ Agreement by and among Methodist Healthcare-Jackson Hospitals,
               Methodist Healthcare Central Mississippi Medical Associates, Jackson HMA, Inc., Health Management Associates, Inc. and Methodist Healthcare, as Guarantor, dated February 16, 1999 (Exhibit 10.1).

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

(18)       Letter re change in accounting principles

           Not applicable.

(21)       Subsidiaries of the registrant

21.1 Subsidiaries of the registrant are listed on Exhibit 21.1 included herein at page 168 of this Report.

(22) Published report regarding matters submitted to vote of security holders

           None.

(23)       Consents of experts and counsel

23.1           Consents of Ernst & Young LLP are filed as part of this Report as
23.2           Exhibits 23.1, 23.2 and 23.3 at pages 169-171 hereof.
23.3


(24)       Power of Attorney

           Not applicable.

(27)       Financial Data Schedule

27.1           Financial Data Schedule is filed as part of this Report as
               Exhibit 27.1 at page 172 hereof.

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

(d) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q .

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

(t) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.