Form 10-Q
period 1999-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2000-02-11
CIK 792985

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1999

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
         --------------------------------------------------------------
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


                                 (941)598-3131
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes  X   No ___
                                                                     ---


At February 1, 2000, the following shares of the Registrant were outstanding:


          Class A Common Stock             241,062,641 shares

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION                                         Page

Item 1.  Financial Statements

     Consolidated Statements of Income --
       Three Months Ended December 31, 1999 and 1998..................     3

     Condensed Consolidated Balance Sheets--
       December 31, 1999 and September 30, 1999.......................     4

     Condensed Consolidated Statements of Cash Flows--
       Three Months Ended December 31, 1999 and 1998..................     5

   Notes to Interim Condensed Consolidated Financial Statements.......   6-7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................  8-11

PART II.    OTHER INFORMATION.........................................    12

Signatures............................................................    13

Index To Exhibits.....................................................    14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                      HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                       Three months ended
                                                           December 31,
                                                  --------------------------
                                                     1999           1998
                                                   ---------      ----------

Net patient service revenue......................   $370,094        $305,496

Costs and expenses:
 Salaries and benefits...........................    136,428         113,643
 Supplies and other expenses.....................    109,946          88,361
 Provision for doubtful accounts.................     34,173          29,095
 Depreciation and amortization...................     18,132          14,507
 Rent expense....................................      9,273           7,577
 Interest, net...................................      5,691           1,360
                                                    --------        --------
     Total costs and expenses....................    313,643         254,543
                                                    --------        --------

Income before income taxes.......................     56,451          50,953

Provision for income taxes.......................     22,159          19,998
                                                    --------        --------


Net income.......................................   $ 34,292        $ 30,955
                                                    ========        ========


Net income per share:
     Basic.......................................   $    .14        $    .12
                                                    ========        ========
     Diluted.....................................   $    .14        $    .12
                                                    ========        ========


Weighted average number of
shares outstanding:
     Basic.......................................    241,916         251,653
                                                    ========        ========
     Diluted.....................................    245,015         258,114
                                                    ========        ========

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                    ASSETS
                                    ------

                                                                                  December 31,     September 30,
                                                                                      1999            1999
                                                                                 -------------     -------------
                                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents.............................................            $   24,674       $    12,926
  Receivables--net......................................................               346,253           338,905
  Supplies, prepaids and other assets...................................                44,466            41,362
  Funds held by trustee.................................................                 2,019             1,764
  Deferred income taxes.................................................                30,515            30,515
                                                                                    ----------       -----------
       Total current assets.............................................               447,927           425,472

Property, plant and equipment...........................................             1,170,938         1,142,456
  Less accumulated depreciation and amortization........................               246,024           229,967
                                                                                    ----------       -----------
       Net property, plant and equipment................................               924,914           912,489

Other assets:
  Funds held by trustee.................................................                 4,184             4,131
  Excess of cost over acquired assets, net..............................               156,614           158,499
  Deferred charges and other assets.....................................                19,791            16,709
                                                                                    ----------       -----------
       Total............................................................               180,589           179,339
                                                                                    ----------       -----------

                                                                                    $1,553,430       $ 1,517,300
                                                                                    ==========       ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
  Accounts payable......................................................            $   81,274       $    73,595
  Accrued expenses and other liabilities................................                55,703            71,997
  Income taxes--currently payable and deferred..........................                27,667            20,278
  Current maturities of long-term debt..................................                17,888             9,351
                                                                                    ----------       -----------
     Total current liabilities                                                         182,532           175,221


Deferred income taxes...................................................                32,579            32,579
Other long-term liabilities.............................................                17,741            17,455
Long-term debt..........................................................               438,108           401,522

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000
    shares authorized ..................................................                     -                 -
Common stock, Class A, $.01 par value, 750,000,000
    shares authorized, 253,600,000 and 253,405,000
    shares issued at December 31, 1999
    and September 30, 1999, respectively................................                 2,536             2,534
   Additional paid-in capital...........................................               294,631           294,579
   Retained earnings....................................................               696,794           662,502
                                                                                    ----------       -----------
                                                                                       993,961           959,615
   Less treasury stock, 12,500,000 shares at cost.......................              (111,491)          (69,092)
                                                                                    ----------       -----------
     Total stockholders' equity.........................................               882,470           890,523
                                                                                    ----------       -----------

                                                                                    $1,553,430       $ 1,517,300
                                                                                    ==========       ===========

                           (See accompanying notes)

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                         Three months ended
                                                                                            December 31,
                                                                                      ----------------------
                                                                                         1999         1998
                                                                                      ---------    ---------
Cash flows from operating activities:
 Net income..................................................................         $  34,292    $  30,955
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization............................................            18,132       14,507
    Loss on sale of fixed assets.............................................                 3           70

    Changes in assets and liabilities:
     Receivables--net........................................................           (19,339)     (11,829)
     Supplies and other current assets.......................................            (3,104)      (2,884)
     Deferred charges and other assets.......................................            (3,243)          (4)
     Accounts payable........................................................             7,679        5,515
     Accrued expenses and other liabilities..................................            (4,303)       1,011
     Income taxes--
      currently payable and deferred.........................................             7,389       17,646
     Other long term liabilities.............................................               286         (762)
                                                                                      ---------    ---------
        Net cash provided by
        operating activities.................................................            37,792       54,225
                                                                                      ---------    ---------
Cash flows from investing activities:
 Acquisition of facility.....................................................                 -       (7,021)
 Additions to property, plant and equipment..................................           (28,525)     (38,000)
 Proceeds from sale of equipment.............................................                11            1
                                                                                      ---------    ---------
        Net cash used in investing activities.................................           (28,514)     (45,020)
                                                                                      ---------    ---------
Cash flows from financing activities:
 Proceeds from long-term borrowings..........................................            47,405          133
 Principal payments on debt..................................................            (2,282)      (7,761)
 Proceeds from issuance of common stock......................................                54        2,564
 Purchases of treasury stock.................................................           (42,399)      (8,101)
 Increase in funds held by trustee...........................................              (308)        (151)
                                                                                     ----------    ---------
        Net cash provided by (used in)
        financing activities.................................................             2,470      (13,316)
                                                                                     ----------    ---------
          Net increase (decrease) in cash
           and cash equivalents..............................................            11,748       (4,111)

Cash and cash equivalents at beginning of period.............................            12,926       12,685
                                                                                     ----------    ---------

Cash and cash equivalents at end of period...................................        $   24,674    $   8,574
                                                                                     ==========    =========

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
-------------------------

     The condensed consolidated balance sheet as of September 30, 1999 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 1999 Annual Report. The interim consolidated financial statements at December 31, 1999 and for the three months ended December 31, 1999 and 1998 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 1999 Annual Report.


2. Use of Estimates
--------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.


3. Earnings Per Share
----------------------

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                               December 31,
                                            ------------------
                                              1999      1998
                                            --------  --------
     Numerator:
          Net income                        $ 34,292  $ 30,955
                                            ========  ========

     Denominator:
       Denominator for basic earnings
       per share-weighted average shares     241,916   251,653
        Effect of dilutive securities-
          Employee stock options               3,099     6,461
                                            --------  --------

       Denominator for diluted earnings
       per share                             245,015   258,114
                                            ========  ========

     Basic earnings per share               $    .14  $    .12
                                            ========  ========
     Diluted earnings per share             $    .14  $    .12
                                            ========  ========

                      HEALTH MANAGEMENT ASSOCIATES, INC.

         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



3. Earnings Per Share (continued)
----------------------------------


     In September 1999 the Board of Directors approved a stock repurchase program of up to 25 million shares of common stock. On October 14, 1999 the Company executed a share repurchase agreement with an independent third party, whereby the third party agreed to "sell short" 5 million shares of the Company's common stock to the Company. As of October 19, 1999 the 5 million shares were delivered to the Company and became treasury stock. From October 15, 1999 to December 15, 1999, a period of 60 days, the third party covered the "short sale" by buying shares on the open market. On December 15, 1999 the Company reimbursed the third party the cost of the common stock purchased plus a commission plus interest (at LIBOR) on the outstanding balance of funds used to purchase the common stock. The total cost for the purchase of the 5 million shares of treasury stock was approximately $43 million.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Results of Operations
          ---------------------
          Three months ended December 31, 1999 compared
          ---------------------------------------------
          to three months ended December 31, 1998
          ---------------------------------------

               Net patient service revenue for the three months ended December 31, 1999 ("1999 Period") was $370.1 million, as compared to $305.5 million for the three months ended December 31, 1998 ("1998 Period"). This represented an increase in net patient service revenue of $64.6 million, or 21.1%. Hospitals in operation for the entire 1999 Period and 1998 Period ("same hospitals") provided $13.6 million of the increase in net patient service revenue. The remaining increase of $51.0 million included $51.1 million of net patient service revenue from the April 1999 acquisition of a 473-bed hospital system, the May 1999 acquisition of a 167-bed hospital system and the July 1999 acquisition of a 204-bed hospital, offset by a decrease of $.1 million in Corporate and miscellaneous revenue.

               During the 1999 Period the Company's hospitals generated patient days of service and an occupancy rate of 194,260 and 45.3%, respectively, versus 161,915 and 46.1%, respectively, for the 1998 Period. Same hospital patient days and occupancy rates were 152,245 and 46.9%, respectively, for the 1999 Period, and 146,021 and 45.0%, respectively, for the 1998 Period. Same hospital admissions for the Company during the 1999 Period were 34,531, up 6.0% from the 32,586 admissions during the 1998 Period.

               The Company's operating expenses (salaries and benefits, supplies and other expenses, provision for doubtful accounts and rent expense) for the 1999 Period were $289.8 million or 78.3% of net patient service revenue as compared to $238.7 million or 78.1% of net patient service revenue for the 1998 Period. Of the total $51.1 million increase, approximately $10.1 million related to same hospitals, which was largely attributable to increased patient volumes. Another $40.3 million of increased operating expense related to the acquisitions mentioned previously. The remaining $.7 million represented an increase in Corporate and miscellaneous other operating expenses.

               The Company's depreciation and amortization costs increased by $3.6 million and interest expense increased by $4.3 million. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The increase in interest expense was due largely from acquisition related debt and lower investment income in the 1999 Period (which is netted against interest expense).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

               The Company's income before income taxes was $56.5 million for the 1999 Period as compared to $51.0 million for the 1998 Period, an increase of $5.5 million, or 10.8%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $22.2 million for the 1999 Period, as compared to $20.0 million for the 1998 Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $34.3 million for the 1999 Period as compared to $31.0 million for the 1998 Period.

          Liquidity and Capital Resources
          -------------------------------

               1999 Period Cash Flows compared to 1998 Period Cash Flows

               The Company's operating cash flows totaled $37.8 million for the 1999 Period as compared to $54.2 million for the 1998 Period. The continued positive cash flows from operating activities results from the Company's profitability and management of its working capital. The Company's investing activities used $28.5 million and $45.0 million for the 1999 Period and 1998 Period, respectively. Construction costs related to the replacement of existing hospitals accounted for the majority of the expenditures in both periods. Financing activities provided net cash of $2.5 million for the 1999 Period and used net cash of $13.3 million for the 1998 Period. Increased borrowings and the purchase of the Company=s common stock accounted for the majority of the change from the 1998 Period to the 1999 Period. See the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1999 and 1998 at page 5 of this Report.

               Capital Resources

               During November 1999 the Company closed on a $600 million Credit Agreement (the "Agreement"), thereby refinancing and replacing its existing $300 million Credit Agreement ("Credit Agreement") which expired on November 30, 1999. The Agreement is an unsecured revolving credit loan, comprised of a $150 million 364-day credit loan and a $450 million 5-year credit loan. Similar to the Credit Agreement, the new Agreement permits the Company to borrow under either loan at any time through the respective loan's termination date, at which time all outstanding revolving credit loans become due and payable. Under either loan, the Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The initial interest rate for a Eurodollar Rate Loan is set at LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company's credit rating. As of January 31, 2000 the outstanding balance was $340 million.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)


               The Company also has a revolving credit facility with a bank which provides a $10 million unsecured line of credit commitment through January 31, 2000. The credit facility has been verbally extended pending execution of the credit facility documents. Interest on the outstanding loans is payable at the bank's Index Rate (prime) less 1/2%. As of January 31, 2000, there were no amounts outstanding under this line.

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


          Year 2000 Update
          ----------------

               As described in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, the Company had implemented its plan to address possible exposures related to the impact of Year 2000 computer issues on its computer systems, its equipment and third parties with which the Company's systems interface. Since entering the year 2000, the Company has not experienced any disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its third party payors or vendors. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from third parties.

               Costs incurred to achieve Year 2000 readiness included the use of both internal and external resources. Such costs have been expensed as incurred, and have not had a material adverse effect on the Company's results of operations.

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

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other Information.
          -----------------

          In September 1999 the Board of Directors of the Company approved a stock repurchase program of up to 25 million shares of common stock. During October 1999 the Company purchased 5 million shares. In a Company news release dated January 18, 2000, which announced the Company's results for its first quarter ended December 31, 1999, the Company also announced that it has currently suspended the stock repurchase program.

          Effective October 28, 1998 the Company filed a Form S-3 to register $300 million of senior unsecured debt securities. Effective January 4, 2000 the Company deregistered such securities. None of such securities were offered or sold.


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



                                        HEALTH MANAGEMENT ASSOCIATES, INC.



DATE: February 4, 2000                  BY:  /s/ Stephen M. Ray
                                             ---------------------------------
                                             Stephen M. Ray
                                             Executive Vice President-Finance
                                             (Duly authorized officer and
                                             Principal Financial Officer)

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

     3.2 Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

     (ii) By-laws
          The By-laws, as amended, previously filed and included as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

(4) Instruments defining the rights of security holders, including indentures. The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

     Fourth Amended and Restated Credit and Reimbursement Agreement among the Company and NationsBank of Florida National Association and the Banks named therein, dated December 1, 1994, previously filed and included as Exhibit
     4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by reference.

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

     Credit Agreement by and among Health Management Associates, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and as Lender, First Union National Bank, as Syndication Agent and as Lender, and the Chase Manhattan Bank, as Syndication Agent and as lender, and The Lenders Party Hereto From Time To Time, dated November 30, 1999, previously filed and included as Exhibit 4.5 to the Company=s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

(10) Material contracts.

     Not applicable

(11) Statement re computation of per share earnings.

     Not applicable.

(15) Letter re unaudited interim financial information.

     Not applicable.

(18) Letter re change in accounting principles.

     Not applicable.

(19) Report furnished to security holders.

     Not applicable.

(22) Published report regarding matters submitted to vote of security holders.

     Not applicable.

(23) Consents of experts and counsel.

     Not applicable.

(24) Power of attorney.

     Not applicable.

(27) Financial Data Schedule.

     Financial Data Schedule is included herein as Exhibit 27.1 at page 16 of this report.

(99) Additional exhibits.

     Not applicable.