Form 10-Q
period 2000-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2000-05-12
CIK 792985

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transaction period from ____ to ____

                       Commission File Number  000-18799
                                               -----------


                          HEALTH MANAGEMENT ASSOCIATES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              DELAWARE                                         61-0963645
    --------------------------------                 --------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)

    5811 Pelican Bay Boulevard, Suite 500, Naples, Florida         34108-2710
 ---------------------------------------------------------       --------------
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

At May 1, 2000, the following shares of the Registrant were outstanding:


          Class A Common Stock    249,340,239 shares

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                 INDEX
                                 -----


PART I.  FINANCIAL INFORMATION                                        Page

Item 1.  Financial Statements

     Consolidated Statements of Income--
       Three Months Ended March 31, 2000 and 1999....................  3

     Consolidated Statements of Income--
       Six Months Ended March 31, 2000 and 1999......................  4

     Condensed Consolidated Balance Sheets--
       March 31, 2000 and September 30, 1999.........................  5

     Condensed Consolidated Statements of Cash Flows--
       Six Months Ended March 31, 2000 and 1999......................  6

     Notes to Interim Condensed Consolidated Financial
      Statements.....................................................  7-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................... 9-13

PART II.   OTHER INFORMATION......................................... 14-15

Signatures...........................................................  16

Index To Exhibits.................................................... 17-18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                      HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                     Three months ended
                                                          March 31,
                                                    --------------------
                                                      2000        1999
                                                    --------    --------

Net patient service revenue........................  $408,655  $339,748

Costs and expenses:
 Salaries and benefits.............................   143,179   114,673
 Supplies and other expenses.......................   115,183    93,745
 Provision for doubtful accounts...................    32,885    29,877
 Depreciation and amortization.....................    18,534    14,344
 Rent expense......................................     9,268     7,893
 Interest, net.....................................     6,503       682
                                                     --------  --------
  Total costs and expenses.........................   325,552   261,214
                                                     --------  --------

Income before income taxes.........................    83,103    78,534

Provision for income taxes ........................    32,616     30,827
                                                     --------   --------


Net income ........................................  $ 50,487  $ 47,707
                                                     ========  ========


Net income per share:
 Basic.............................................  $    .21  $    .19
                                                     ========  ========
 Diluted...........................................  $    .21  $    .19
                                                     ========  ========


Weighted average number of shares outstanding:
 Basic.............................................   241,064   251,905
                                                     ========  ========
 Diluted ..........................................   244,979   256,497
                                                     ========  ========



                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                      Six months ended
                                                          March 31,
                                                     ------------------
                                                       2000      1999
                                                     --------  --------
Net patient service revenue........................  $778,749  $645,244

Costs and expenses:
 Salaries and benefits.............................   279,607   228,316
 Supplies and other expenses.......................   225,129   182,106
 Provision for doubtful accounts...................    67,058    58,972
 Depreciation and amortization.....................    36,666    28,851
 Rent expense......................................    18,542    15,470
 Interest, net.....................................    12,193     2,042
                                                     --------  --------
  Total costs and expenses.........................   639,195   515,757
                                                     --------  --------

Income before income taxes.........................   139,554   129,487

Provision for income taxes ........................    54,775    50,825
                                                     --------  --------


Net income ........................................  $ 84,779  $ 78,662
                                                     ========  ========



Net income per share:
 Basic.............................................  $    .35  $    .31
                                                     ========  ========
 Diluted...........................................  $    .35  $    .31
                                                     ========  ========


Weighted average number of shares outstanding:
 Basic.............................................   241,492   251,778
                                                     ========  ========
 Diluted...........................................   244,863   257,480
                                                     ========  ========



                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                        ASSETS
                                        ------
                                                                   March 31,               September 30,
                                                                     2000                     1999
                                                                  ----------                ----------
                                                                  (Unaudited)
Current assets:
 Cash and cash equivalents...........................             $   24,400                $   12,926
 Receivables--net....................................                351,741                   338,905
 Supplies, prepaids and other assets.................                 50,495                    41,362
 Funds held by trustee...............................                  1,917                     1,764
 Deferred income taxes...............................                 30,515                    30,515
                                                                  ----------                ----------
   Total current assets..............................                459,068                   425,472

Property, plant and equipment........................              1,190,760                 1,142,456
 Less accumulated depreciation and amortization......                260,146                   229,967
                                                                  ----------                ----------
   Net property, plant and equipment.................                930,614                   912,489

Other assets:
 Funds held by trustee...............................                  3,215                     4,131
 Excess of cost over acquired assets, net............                159,279                   158,499
 Deferred charges and other assets...................                 20,042                    16,709
                                                                  ----------                ----------
   Total.............................................                182,536                   179,339
                                                                  ----------                ----------

                                                                  $1,572,218                $1,517,300
                                                                  ==========                ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
 Accounts payable....................................             $   76,468                $   73,595
 Accrued expenses and other liabilities..............                 57,227                    71,997
 Income taxes--currently payable and deferred........                  7,767                    20,278
 Current maturities of long-term debt................                 16,880                     9,351
                                                                  ----------                ----------
   Total current liabilities.........................                158,342                   175,221

Deferred income taxes................................                 32,579                    32,579
Other long-term liabilities..........................                 17,932                    17,455
Long-term debt.......................................                430,354                   401,522

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  shares authorized..................................                      -                         -
 Common stock, Class A, $.01 par value, 750,000,000
  shares authorized, 253,600,000 and 253,405,000
  shares issued and outstanding at March 31,
  2000 and September 30, 1999, respectively..........                  2,536                     2,534
 Additional paid-in capital..........................                294,685                   294,579
 Retained earnings...................................                747,281                   662,502
                                                                  ----------                ----------
                                                                   1,044,502                   959,615
 Less treasury stock, 12,500,000 shares at cost......               (111,491)                  (69,092)
                                                                  ----------                ----------
   Total stockholders' equity........................                933,011                   890,523
                                                                  ----------                ----------

                                                                  $1,572,218                $1,517,300
                                                                  ==========                ==========

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                      Six months ended
                                                          March 31,
                                                     -------------------
                                                       2000       1999
                                                     --------   --------
Cash flows from operating activities:
 Net income........................................  $ 84,779   $ 78,662
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization...................    36,666     28,851
   Loss on sale of fixed assets....................        16         14

   Changes in assets and liabilities:
    Receivables--net...............................   (26,437)   (31,387)
    Other current assets...........................    (9,133)    (5,537)
    Deferred charges and other assets..............    (6,943)      (664)
    Accounts payable...............................     2,873     12,755
    Accrued expenses and other liabilities.........     3,148       (725)
    Income taxes--
     currently payable and deferred................   (12,511)    25,956
    Other long term liabilities....................       477       (514)
                                                     --------   --------

      Net cash provided by operating activities .      72,935    107,411
                                                     --------   --------

Cash flows from investing activities:
 Acquisition of facility, net of cash acquired.....         -     (7,265)
 Additions to property, plant and equipment........   (56,442)   (77,321)
 Proceeds from sale of equipment...................       148         71
                                                     --------   --------

      Net cash used in investing activities........   (56,294)   (84,515)
                                                     --------   --------

Cash flows from financing activities:
 Proceeds from long-term borrowings................    47,810        343
 Principal payments on debt........................   (11,449)    (9,881)
 Decrease (increase) in funds held by trustee......       763       (606)
 Purchases of treasury stock.......................   (42,399)    (8,101)
 Proceeds from issuance of common stock,
    net of costs...................................       108      2,849
                                                     --------   --------

      Net cash used in financing activities........    (5,167)   (15,396)
                                                     --------   --------

        Net increase in cash.......................    11,474      7,500

Cash and cash equivalents at beginning of period...    12,926     12,685
                                                     --------   --------

Cash and cash equivalents at end of period.........  $ 24,400   $ 20,185
                                                     ========   ========

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
------------------------

     The condensed consolidated balance sheet as of September 30, 1999 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 1999 Annual Report. The interim condensed consolidated financial statements at March 31, 2000 and for the three and six month periods ended March 31, 2000 and 1999 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 1999 Annual Report.


2.   Use of Estimates
---------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from the estimates.

3.  Earnings Per Share
----------------------

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                        Three months ended   Six months ended
                                              March 31,          March 31,
                                        ------------------   ----------------
                                           2000      1999     2000     1999
                                          ------    ------   ------   ------

 Numerator:
  Net income                            $ 50,487  $ 47,707  $84,779  $78,662
                                        ========  ========  =======  =======
 Denominator:
  Denominator for basic earnings
   Per share-weighted average shares     241,064   251,905  241,492  251,778
  Effect of dilutive securities-
   employee stock options                  3,915     4,592    3,371    5,702
                                        --------  --------  -------  -------

Denominator for diluted
   earnings per share                    244,979   256,497  244,863  257,480
                                        ========  ========  =======

 Basic earnings per share               $    .21  $    .19  $   .35  $   .31
                                        ========  ========  =======  =======
 Diluted earnings per share             $    .21  $    .19  $   .35  $   .31
                                        ========  ========  =======  =======


                      HEALTH MANAGEMENT ASSOCIATES, INC.
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


3. Earnings Per Share (continued)
---------------------------------

     In September 1999 the Board of Directors approved a stock repurchase program of up to 25 million shares of common stock. On October 14, 1999 the Company executed a share repurchase agreement with an independent third party, whereby the third party agreed to "sell short" 5 million shares of the Company's common stock to the Company. As of October 19, 1999 the 5 million shares were delivered to the Company and became treasury stock. From October 15, 1999 to December 15, 1999, a period of 60 days, the third party covered the "short sale" by buying shares on the open market. On December 15, 1999 the Company reimbursed the third party the cost of the common stock purchased plus a commission plus interest (at LIBOR) on the outstanding balance of funds used to purchase the common stock. The total cost for the purchase of the 5 million shares of treasury stock was approximately $42 million.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

       Results of Operations
       ---------------------
       Three months ended March 31, 2000 compared
       ------------------------------------------
       to three months ended March 31, 1999
       ------------------------------------

            Net patient service revenue for the three months ended March 31, 2000 ("2000 Period") was $408.7 million as compared to $339.7 million for the three months ended March 31, 1999 ("1999 Period"). This represented an increase in net patient service revenue of $69.0 million or 20.3%. Hospitals in operation for the entire 2000 Period and 1999 Period ("same hospitals") provided $15.3 million of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $53.7 million included $54.8 million of net patient service revenue from the April 1999 acquisition of a 473-bed hospital system, the May 1999 acquisition of a 167-bed hospital system and the July 1999 acquisition of a 204-bed hospital, offset by a decrease of $1.1 million in Corporate and other revenue.

            During the 2000 Period the Company's hospitals generated total patient days of service and an occupancy rate of 213,763 and 50.4%, respectively, versus 188,740 and 55.0%, respectively, for the 1999 Period. Same hospital patient days and occupancy for the 2000 Period were 174,669 and 54.4%, respectively, versus 171,322 and 54.0%, respectively for the 1999 Period. Same hospital admissions for the Company during the 2000 Period were 37,671, up 1.8% from the 37,010 admissions during the 1999 Period.

            The Company's operating expenses (salaries and benefits, supplies and other expenses, provision for doubtful accounts and rent expense) for the 2000 Period were $300.5 million or 73.5% of net patient service revenue as compared to $246.2 million or 72.5% of net patient service revenue for the 1999 Period. Of the total $54.3 million increase, approximately $12.3 million related to same hospitals, which was largely
       attributable to the increased patient volumes.  Another $41.3   million
       of increased operating expense related to the acquisitions mentioned previously. The remaining increase of $.7 million represented an increase in Corporate and other operating expenses.

            The Company's depreciation and amortization costs increased by $4.2 million and interest expense increased by $5.8 million. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The increase in interest expense was due primarily to acquisition related debt and lower investment income in the 2000 Period (which is netted against interest expense).

Item 2.  Management's discussion and Analysis of Financial
         Condition and Results of Operations (continued)


            The Company's income before income taxes was $83.1 million for the 2000 Period as compared to $78.5 million for the 1999 Period, an increase of $4.6 million or 5.8%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $32.6 million for the 2000 Period as compared to $30.8 million for the 1999 Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $50.5 million for the 2000 Period as compared to $47.7 million for the 1999 Period.

     Results of Operations
     ---------------------
     Six months ended March 31, 2000 compared
     ----------------------------------------
     to six months ended March 31, 1999
     ----------------------------------

            Net patient service revenue for the six months ended March 31, 2000 ("2000 Six Month Period") was $778.7 million, as compared to $645.2 million for the six months ended March 31, 1999 ("1999 Six Month Period"). This represented an increase in net patient service revenue of $133.5 million, or 20.7%. Same hospitals provided $27.2 million of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $106.3 million included $107.6 million of net patient service revenue from the acquisitions mentioned previously, offset by a decrease of $1.3 million in Corporate and other revenue.

            During the 2000 Six Month Period the Company's hospitals generated 408,023 total patient days of service and an occupancy rate of 47.8%, respectively, versus 350,655 and 50.5%, respectively, for the 1999 Six Month Period. Same hospital patient days and occupancy for the 2000 Six Month Period were 326,914 and 50.6%, respectively, versus 317,343 and 49.4%, respectively, for the 1999 Six Month Period. Same hospital admissions for the Company during the 2000 Six Month Period were 72,202 up 3.7% from the 69,596 admissions during the 1999 Six Month Period.

            The Company's operating expenses for the 2000 Six Month Period were $590.3 million, or 75.8% of net patient service revenue as compared to $484.9 million or 75.1% of net patient service revenue for the 1999 Six
      Month Period.  Of the total $105.4 million increase, approximately   $22.4
      million related to same hospitals, which was largely attributable to increased patient volumes. Another $81.6 million of increased operating expense related to the hospital acquisitions mentioned previously. The remaining increase of $1.4 million represented an increase in Corporate and other operating expenses.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


            The Company's depreciation and amortization costs increased by $7.8 million and interest expense increased by $10.2 million. The increase in depreciation and amortization resulted primarily from the acquisitions previously mentioned. The increase in interest expense was due primarily to acquisition related debt and lower investment income in the 2000 Six Month Period (which is netted against interest expense).

            The Company's income before income taxes was $139.6 million for the 2000 Six Month Period as compared to $129.5 million for the 1999 Six Month Period, an increase of $10.1 million, or 7.8%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $54.8 million for the 2000 Six Month Period as compared to $50.8 million for the 1999 Six Month Period. These provisions reflect effective income tax rates of 39.25% for both periods. As a result of the foregoing, the Company's net income was $84.8 million for the 2000 Six Month Period as compared to $78.9 million for the 1999 Six Month Period.

      Liquidity and Capital Resources
      -------------------------------

            2000 Six Month Period Cash Flows compared to 1999 Six Month Period Cash Flows

            The Company's operating cash flows totaled $72.9 million for the 2000 Six Month Period as compared to $107.4 million for the 1999 Six Month Period. The continued positive cash flows from operating activities results from the Company's profitability and management of its working capital. The Company's investing activities used $56.3 million and $84.5 million for the 2000 Six Month Period and 1999 Six Month Period, respectively. Construction costs related to the replacement of existing hospitals accounted for the majority of the expenditures in both periods. Financing activities used net cash of $5.2 million for the 2000 Six Month Period and $15.4 million for the 1999 Six Month Period. Increased borrowings and the purchase of the Company's common stock accounted for the majority of the change from the 1999 Six Month Period to the 2000 Six Month Period. See the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2000 and 1999 at page 6 of this Report.

            Capital Resources

            During November 1999 the Company closed on a $600 million Credit Agreement (the "Agreement"), thereby refinancing and replacing its existing $300 million Credit Agreement ("Credit Agreement") which expired on November 30, 1999. The Agreement is an unsecured revolving

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations (Continued)


       credit loan, comprised of a $150 million 364-day credit loan and a $450 million 5-year credit loan. Similar to the Credit Agreement, the new Agreement permits the Company to borrow under either loan at any time through the respective loan's termination date, at which time all outstanding revolving credit loans become due and payable. Under either loan, the Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The initial interest rate for a Eurodollar Rate Loan is set at LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company's credit rating. As of April 30, 2000 the outstanding balance was $330 million.

            The Company also has an annual revolving credit facility with a bank which provides a $15 million unsecured line of credit commitment through December 31, 2000 (increased from $10 million as of March 23, 2000). Interest on the outstanding loans is payable at the bank's Index Rate (prime) less 1/4%. As of April 30, 2000 there were no amounts outstanding under this line.

            The Company is obligated to pay certain commitment fees based upon amounts borrowed and available for borrowing during the terms of both such credit facilities ("Credit Facilities").

            The Company's Credit Facilities contain certain covenants which, without prior consent of the banks, limit certain activities of the Company and its subsidiaries, including those relating to merger, consolidation and the Company's ability to secure indebtedness, make guarantees, and grant security interests. The Company must also maintain minimum levels of consolidated tangible net worth, interest coverage and debt to cash flow.

       Year 2000 Update
       ----------------

            As described in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, the Company had implemented its plan to address possible exposures related to the impact of Year 2000 computer issues on its computer systems, its equipment and third parties with which the Company's systems interface. Since entering the year 2000, the Company has not experienced any disruptions to its business nor is it aware of any significant year 2000-related disruptions impacting its third party payors or vendors. The Company will continue to monitor its critical systems but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from third parties.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


       Forward-Looking Statements
       --------------------------

            Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," " intends," " expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care proposals for health care reform; the ability to enter into Medicare and Medicaid payment levels; liability and other claims asserted against the Company; competition; the loss of any significant ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund additional acquisitions or replacement facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

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

         None.


Item 3.  Defaults upon Senior Securities.
         -------------------------------

         None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the Annual Meeting of Stockholders of the Company on February 15, 2000, the stockholders of the Company adopted proposals to:

          a)  elect six directors of the Company

                                             Votes For    Withheld
                                            -----------   --------
              William J. Schoen             227,222,836    947,901
              Kent P. Dauten                227,223,285    947,452
              Robert A. Knox                227,223,202    947,535
              Charles R. Lees               226,497,163  1,673,574
              Kenneth D. Lewis              227,223,285    947,452
              William E. Mayberry M.D.      227,221,631    949,106

          b) approve an amendment to the Company's 1996 executive Incentive Compensation Plan to increase the base number of shares of common stock available to awards thereunder from 16,875,000 shares to 34,875,000 shares (167,272,978 votes for; 29,360,426 votes against; 489,623 votes abstained)

          c) approve and ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2000 (227,860,959 votes for; 196,847 votes against; 112,931 votes abstained)


Item 5.  Other Information.
         -----------------

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



                                         HEALTH MANAGEMENT ASSOCIATES, INC.



DATE:  May 7, 2000                       BY:   /s/ Stephen M. Ray
                                              --------------------------------
                                              Stephen M. Ray
                                              Executive Vice President-Finance
                                              (Duly authorized officer and
                                              Principal Financial Officer)

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

     3.2 Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

     (ii)  By-laws

           The By-laws, as amended, previously filed and included as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, is incorporated herein by reference.

(4)  Instruments defining the rights of security holders, including indentures.

     The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

     Credit Agreement by and among Health Management Associates, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and as Lender, First Union National Bank, as Syndication Agent and as Lender, and the Chase Manhattan Bank, as Syndication Agent and as Lender, and The Lenders Party Hereto From Time To Time, dated November 30, 1999, previously filed and included as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

     Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc., pertaining to a $15 million working capital and cash management line of credit is included herein as Exhibit
     4.1 at page 19 of this Report.

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

     Not applicable.

(23) Consents of experts and counsel.

     Not applicable.

(24) Power of attorney.

     Not applicable.

(27) Financial Data Schedule.

     Financial Data Schedule is included herein as Exhibit 27.1 at page 32 of this report.

(99) Additional exhibits.

     Not applicable.