Form 10-Q/A
period 2000-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2000-05-24
CIK 792985

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q/A

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
                                              -----------


                          HEALTH MANAGEMENT ASSOCIATES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              DELAWARE                                     61-0963645
    --------------------------------                ----------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)

    5811 Pelican Bay Boulevard, Suite 500, Naples, Florida         34108-2710
 ---------------------------------------------------------       --------------
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



          R  Class A Common Stock    241,840,239 shares  R

                                   SIGNATURES



    Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         HEALTH MANAGEMENT ASSOCIATES, INC.



DATE:  May 23, 2000                      BY:   /s/ Stephen M. Ray
                                              ------------------------------
                                              Stephen M. Ray
                                              Executive Vice President-Finance
                                              (Duly authorized officer and
                                              Principal Financial Officer)