Form 10-Q
period 2000-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2000-08-02
CIK 792985

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

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

                                                      Yes  X   No ___
                                                          ---

At July 27, 2000, the following shares of the Registrant were outstanding:


          Class A Common Stock          242,769,067 shares

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                         Page
Item 1.  Financial Statements

     Consolidated Statements of Income --
      Three Months Ended June 30, 2000 and 1999....................... 3

     Consolidated Statements of Income --
      Nine months ended June 30, 2000 and 1999........................ 4

     Consolidated Balance Sheets--
      June 30, 2000 and September 30, 1999............................ 5

     Consolidated Statements of Cash Flows--
      Nine months ended June 30, 2000 and 1999........................ 6

     Notes to Interim Consolidated Financial Statements............... 7-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................... 9-13

PART II.  OTHER INFORMATION........................................... 14

Signatures............................................................ 15

Index To Exhibits..................................................... 16-17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                      HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                       Three months ended
                                                            June 30,
                                                     ----------------------
                                                       2000          1999
                                                     --------      --------
Net patient service revenue........................  $391,099      $352,473

Costs and expenses:
   Salaries and benefits...........................   134,579       124,382
   Supplies and other expenses.....................   114,508       101,371
   Provision for doubtful accounts.................    34,353        35,958
   Depreciation and amortization...................    19,094        15,957
   Rent expense....................................     9,660         8,603
   Interest, net...................................     6,767         2,406
                                                     --------      --------
       Total costs and expenses....................   318,961       288,677
                                                     --------      --------


Income before income taxes.........................    72,138        63,796

Provision for income taxes ........................    28,315        25,039
                                                     --------      --------


Net income ........................................  $ 43,823      $ 38,757
                                                     ========      ========


Net income per share:
   Basic...........................................  $    .18      $    .15
                                                     ========      ========
   Diluted.........................................  $    .18      $    .15
                                                     ========      ========


Weighted average number of shares outstanding:
   Basic...........................................   242,078       251,972
                                                     ========      ========
   Diluted.........................................   245,917       256,513
                                                     ========      ========

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                        Nine months ended
                                                             June 30,
                                                     -----------------------
                                                        2000          1999
                                                     ----------     --------
Net patient service revenue.......................   $1,169,848     $997,717

Costs and expenses:
   Salaries and benefits..........................      414,186      352,698
   Supplies and other expenses....................      339,637      283,477
   Provision for doubtful accounts................      101,411       94,930
   Depreciation and amortization..................       55,760       44,808
   Rent expense...................................       28,202       24,073
   Interest, net..................................       18,960        4,448
                                                     ----------     --------
       Total costs and expenses...................      958,156      804,434
                                                     ----------     --------


Income before income taxes........................      211,692      193,283

Provision for income taxes .......................       83,090       75,864
                                                     ----------     --------


Net income .......................................   $  128,602     $117,419
                                                     ==========     ========


Net income per share:
   Basic..........................................   $      .53     $    .47
                                                     ==========     ========
   Diluted........................................   $      .53     $    .46
                                                     ==========     ========


Weighted average number of shares outstanding:
   Basic..........................................      241,720      251,843
                                                     ==========     ========
   Diluted........................................      244,874      257,234
                                                     ==========     ========

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                       ASSETS
                                       ------
                                                           June 30,    September 30,
                                                             2000          1999
                                                          ----------   -------------
                                                          (Unaudited)
Current assets:
  Cash and cash equivalents.............................  $   23,340      $   12,926
  Receivables--net......................................     333,821         338,905
  Supplies, prepaids and other assets...................      52,769          41,362
  Funds held by trustee.................................       1,922           1,764
  Deferred income taxes.................................      30,515          30,515
                                                          ----------      ----------
       Total current assets.............................     442,367         425,472

Property, plant and equipment...........................   1,276,684       1,142,456
  Less accumulated depreciation and amortization........     276,412         229,967
                                                          ----------      ----------
       Net property, plant and equipment................   1,000,272         912,489

Other assets:
  Funds held by trustee.................................       3,087           4,131
  Excess of cost over acquired assets, net..............     157,237         158,499
  Deferred charges and other assets.....................      26,539          16,709
                                                          ----------      ----------
       Total............................................     186,863         179,339
                                                          ----------      ----------

                                                          $1,629,502      $1,517,300
                                                          ==========      ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
  Accounts payable......................................  $   71,562      $   73,595
  Accrued expenses and other liabilities................      54,908          71,997
  Income taxes--currently payable and deferred..........       2,170          20,278
  Current maturities of long-term debt..................       6,007           9,351
                                                          ----------      ----------
       Total current liabilities........................     134,647         175,221

Deferred income taxes...................................      32,579          32,579
Other long-term liabilities.............................      18,271          17,455
Long-term debt..........................................     457,366         401,522

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized...................................           -               -
  Common stock, Class A, $.01 par value,
    750,000,000 shares authorized, 255,264,000 and
    253,405,000 shares issued at June 30, 2000
    and September 30, 1999, respectively................       2,553           2,534
  Additional paid-in capital............................     304,473         294,579
  Retained earnings.....................................     791,104         662,502
                                                          ----------      ----------
                                                           1,098,130         959,615
  Less treasury stock, 12,500,000 and 7,500,000
     shares at June 30, 2000 and September 30,
     1999, respectively, at cost........................     111,491          69,092
                                                          ----------      ----------
       Total stockholders' equity.......................     986,639         890,523
                                                          ----------      ----------

                                                          $1,629,502      $1,517,300
                                                          ==========      ==========

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                           Nine months ended
                                                                June 30,
                                                         ----------------------
                                                            2000        1999
                                                         ---------   ----------
Cash flows from operating activities:
  Net income...........................................  $ 128,602    $ 117,419
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization.....................     55,760       44,808
     Loss on sale of fixed assets......................         31        6,314

     Changes in assets and liabilities:
       Receivables--net................................     (8,517)     (39,911)
       Other current assets............................    (11,407)      (5,336)
       Deferred charges and other assets...............    (13,528)     (37,589)
       Accounts payable................................     (2,033)      14,247
       Accrued expenses and other liabilities..........        829       (1,515)
       Income taxes--
         currently payable and deferred................    (18,108)      41,802
       Other long term liabilities.....................        816         (357)
                                                         ---------    ---------

          Net cash provided by operating activities....    132,445      139,882
                                                         ---------    ---------

Cash flows from investing activities:
  Acquisition of facilities, net of cash acquired......    (55,603)    (168,056)
  Additions to property, plant and equipment...........    (87,266)    (109,070)
  Proceeds from sale of equipment......................        149           83
                                                         ---------    ---------

          Net cash used in investing activities........   (142,720)    (277,043)
                                                         ---------    ---------

Cash flows from financing activities:
  Proceeds from long-term borrowings...................    103,214      156,232
  Principal payments on debt...........................    (50,925)     (14,135)
  Decrease (increase) in funds held by trustee.........        886         (932)
  Purchase of treasury stock...........................    (42,399)      (8,101)
  Issuance of common stock, net of costs...............      9,913        3,134
                                                         ---------    ---------

          Net cash provided by
            financing activities.......................     20,689      136,198
                                                         ---------    ---------

     Net increase (decrease) in cash...................     10,414         (963)

Cash and cash equivalents at beginning of period.......     12,926       12,685
                                                         ---------    ---------

Cash and cash equivalents at end of period.............  $  23,340    $  11,722
                                                         =========    =========

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
-------------------------

      The consolidated balance sheet as of September 30, 1999 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc's (the Company's) 1999 Annual Report. The interim consolidated financial statements at June 30, 2000 and for the three and nine month periods ended June 30, 2000 and 1999 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 1999 Annual Report.

2.    Use of Estimates
----------------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.

3.    Earnings Per Share
------------------------

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                        Three months ended  Nine months ended
                                             June 30,            June 30,
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
   Numerator:
      Net income                        $ 43,823  $ 38,757  $128,602  $117,419

   Denominator:
      Denominator for basic
       earnings per share-
       weighted average shares           242,078   251,972   241,720   251,843
      Effect of dilutive securities-
       employee stock options              3,839     4,541     3,154     5,391
                                        --------  --------  --------  --------

      Denominator for diluted
       earnings per share                245,917   256,513   244,874   257,234
                                        ========  ========  ========  ========

   Basic earnings per share             $    .18  $    .15  $    .53  $    .47
                                        ========  ========  ========  ========
   Diluted earnings per share           $    .18  $    .15  $    .53  $    .46
                                        ========  ========  ========  ========

                      HEALTH MANAGEMENT ASSOCIATES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


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

4. Acquisition
--------------

     Effective July 1, 2000 the Company acquired a 268-bed acute care hospital located in Lancaster, Pennsylvania pursuant to an asset purchase agreement. The consideration totaled approximately $61.5 million, which included $55.3 in cash paid at closing. The cash paid included the purchase of land, buildings and equipment and certain working capital, as well as $1 million to a foundation to fund local charitable activities. The remaining $6.2 million in consideration represents the net present value of a continuing obligation to contribute $1 million annually to the foundation for the next nine years beginning July 1, 2001.

     The transaction closed on June 30, 2000. The cash used to finance the acquisition was drawn from the Company's unsecured line of credit, and, accordingly, is included in the Company's financial statements at June 30, 2000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Results of Operations
         ---------------------
         Three months ended June 30, 2000 compared
         -----------------------------------------
         to three months ended June 30, 1999
         -----------------------------------

              Net patient service revenue for the three months ended June 30, 2000 ("2000 Period") was $391.1 million, as compared to $352.5 million for the three months ended June 30, 1999 ("1999 Period"). This represented an increase in net patient service revenue of $38.6 million, or 11.0%. Hospitals in operation for the entire 2000 Period and 1999 Period ("same hospitals") provided $24.7 million of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $13.9 million included $15.0 million of net patient service revenue from the May 1999 acquisition of a 167-bed acute care hospital and the July 1999 acquisition of a 204-bed acute care hospital, offset by a decrease of $1.1 million in Corporate and other revenue.

              During the 2000 Period the Company's hospitals generated total patient days of service and an occupancy rate of 187,273 and 45.3%, respectively, versus 181,338 and 45.1%, respectively, for the 1999 Period. Same hospital patient days and occupancy for the 2000 Period were 163,221 and 44.8%, respectively, versus 159,801 and 43.7%, respectively, for the 1999 Period. Same hospital admissions for the Company during the 2000 Period were 36,406, up 6.4% from the 34,219 admissions during the 1999 Period.

              The Company's operating expenses (salaries and benefits, supplies and other expenses, provision for doubtful accounts and rent expense) for the 2000 Period were $293.1 million or 74.9% of net patient service revenue as compared to $270.3 million or 76.7% of net patient service revenue for the 1999 Period. Of the total $22.8 million increase, approximately $10.2 million related to same hospitals, which was largely attributable to the increased patient volumes. Another $11.2 million of increased operating expense related to the acquisitions mentioned previously. The remaining increase of $1.5 million represented an increase in Corporate and miscellaneous other operating expenses.

              The Company's depreciation and amortization costs increased by $3.1 million and interest expense increased by $4.4 million. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The increase in interest expense was due largely from acquisition related debt.

              The Company's income before income taxes was $72.1 million for the 2000 Period as compared to $63.8 million for the 1999 Period, an increase of $8.3 million or 13.0%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $28.3 million for the 2000 Period as compared to $25.0 million for the 1999 Period. These provisions reflect effective income tax rates of 39.3% for both periods. As a result of the foregoing, the Company's net income was $43.8 million for the 2000 Period as compared to $38.8 million for the 1999 Period.

Item 2.   Management's discussion and Analysis of Financial
          Condition and Results of Operations (continued)


          Results of Operations
          ---------------------
          Nine months ended June 30, 2000 compared
          ----------------------------------------
          to nine months ended June 30, 1999
          ----------------------------------

               Net patient service revenue for the nine months ended June 30, 2000 ("2000 Nine Month Period") was $1,169.8 million, as compared to $997.7 million for the nine months ended June 30, 1999 ("1999 Nine Month Period"). This represented an increase in net patient service revenue of $172.1 million, or 17.3%. Same hospitals provided $47.4 million, of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The remaining increase of $124.7 million included $127.2 million of net patient service revenue from the April 1999 acquisition of a 473-bed acute care hospital system, the May 1999 acquisition of a 167-bed acute care hospital and the July 1999 acquisition of a 204-bed acute care hospital, offset by a decrease of $2.5 million in Corporate and miscellaneous revenue.

               During the 2000 Nine Month Period the Company's hospitals generated 595,296 total patient days of service and an occupancy rate of 47.0%, versus 531,993 and 48.5%, respectively, for the 1999 Nine Month Period. Same hospital patient days and occupancy for the 2000 Nine Month Period were 477,404 and 49.3%, respectively, versus 462,023 and 47.9%, respectively, for the 1999 Nine Month Period. Same hospital admissions for the Company during the 2000 Nine Month Period were 106,282 up 4.5% from the 101,681 admissions during the 1999 Nine Month Period.

               The Company's operating expenses for the 2000 Nine Month Period were $883.4 million or 75.5% of net patient service revenue as compared to $755.1 million or 75.7% of net patient service revenue for the 1999 Nine Month Period. Of the total $128.3 million increase, approximately $33.1 million related to same hospitals, which was largely attributable to increased patient volumes. Another $92.1 million of increased operating expense related to the hospital acquisitions mentioned previously. The remaining increase of $3.1 million represented an increase in Corporate and miscellaneous other operating expenses.

               The Company's depreciation and amortization costs increased by $11.0 million and interest expense increased by $14.5 million. The increase in depreciation and amortization resulted primarily from the acquisitions previously mentioned. The increase in interest expense was due largely from acquisition related debt.

               The Company's income before income taxes was $211.7 million for the 2000 Nine Month Period as compared to $193.3 million for the 1999 Nine Month Period, an increase of $18.4 million, or 9.5%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $83.1 million for the 2000 Nine Month Period as compared to $75.9 million for the 1999 Nine Month Period. These provisions reflect effective income tax rates of 39.3% for both periods. As a result of the foregoing, the Company's net income was $128.6 million for the 2000

Item 2.   Management's discussion and Analysis of Financial
          Condition and Results of Operations (continued)

          Nine Month Period as compared to $117.4 million for the 1999 Nine Month Period.

          Liquidity and Capital Resources
          -------------------------------

             2000 Nine Month Period Cash Flows compared to 1999 Nine Month Period Cash Flows

             The Company's operating cash flows totaled $132.4 million for the 2000 Nine Month Period as compared to $139.9 million for the 1999 Nine Month Period. The continued positive cash flows from operating activities results from the Company's profitability and management of its working capital. The Company's investing activities used $142.7 million and $277.0 million for the 2000 Nine Month Period and 1999 Nine Month Period, respectively. Hospital acquisitions accounted for the majority of the expenditures in the 1999 Nine Month Period and a large part of the net cash used in the 2000 Nine Month Period. Financing activities provided net cash of $20.7 million for the 2000 Nine Month Period and $136.2 million for the 1999 Nine Month Period. Borrowings under the Company's Credit Agreement for acquisitions and purchases of the Company's treasury stock (principally in the 2000 Nine Month period) accounted for the majority of the change from the 1999 Nine Month Period to the 2000 Nine Month Period. See the Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 and 1999 at page 6 of this Report.

             Capital Resources

             During November 1999 the Company closed on a $600 million Credit Agreement (the "Credit Agreement"), thereby refinancing and replacing its existing $300 million Credit Agreement (the "Agreement") which expired on November 30, 1999. The Credit Agreement is an unsecured revolving credit loan, comprised of a $150 million 364-day credit loan and a $450 million 5-year credit loan. Similar to the Agreement, the new Credit Agreement permits the Company to borrow under either loan at any time through the respective loan's termination date, at which time all outstanding revolving credit loans become due and payable. Under either loan, the Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is set at LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company's credit rating. As of June 30, 2000 the outstanding balance was $370 million.

             The Company also has an annual revolving credit facility with a bank which provides a $15 million unsecured line of credit commitment through December 31, 2000 (increased from $10 million as of March 23,
          2000). Interest on the outstanding loans is payable at the bank's Index Rate (prime) less 1/4%. As of June 30, 2000 there were no amounts outstanding under this line.

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

             Effective July 1, 2000 the Company acquired a 268-bed acute care hospital in Lancaster, Pennsylvania pursuant to an asset purchase agreement. The Company borrowed $55 million of cash under its Credit Agreement to close the transaction on June 30, 2000. See also footnote #4 of the Notes to Interim Consolidated Financial Statements at page 8 of this Report.

             In June 2000 the Company announced the execution of definitive agreements to acquire Pasco Community Hospital, a 120-bed acute care hospital located in Dade City, Florida, and Davis Medical Center, a 149-bed acute care hospital located in Statesville, North Carolina. The Company expects to close on these transactions on or about August 1, 2000 and October 1, 2000, respectively. The total cash required for these transactions is estimated to be approximately $70 million. The Company anticipates using funds available under its Credit Agreement to finance the transactions.

             At the present time, the Company anticipates that cash on hand, internally generated funds, and funds available under its Credit Facilities will be sufficient to satisfy the Company's requirements for capital expenditures, future acquisitions and working capital.

          Year 2000 Computer Update
          -------------------------

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

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information.
         -----------------

         Effective July 1, 2000 the Company acquired a 268-bed acute care hospital located in Lancaster, Pennsylvania pursuant to an asset purchase agreement. The consideration totaled approximately $61.5 million, which included $55.3 in cash paid at closing. The cash paid included the purchase of land, buildings and equipment and certain working capital, as well as $1 million to a foundation to fund local charitable activities. The remaining $6.2 million in consideration represents the net present value of a continuing obligation to contribute $1 million annually to the foundation for the next nine years beginning July 1, 2001. The Company borrowed $55 million of cash under its Credit Agreement to close the transaction on June 30, 2000.

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



                                        HEALTH MANAGEMENT ASSOCIATES, INC.



DATE: July 31, 2000                     BY:   /s/ Stephen M. Ray
                                             ---------------------------------
                                             Stephen M. Ray
                                             Executive Vice President-Finance
                                             (Duly authorized officer and
                                             Principal Financial Officer)

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

     Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc., pertaining to a $15 million working capital and cash management line of credit, previously filed and included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

(10) Material contracts.

     Amendment No. 5 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, is included herein as Exhibit 10.1 at page 18 of this Report.

     Amendment No. 6 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, is included herein as Exhibit 10.2 at page 19 of this Report.

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