Form 10-K
period 2000-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2000-12-22
CIK 792985

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30,2000
                                      OR
[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to_________________

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

Registrant's telephone number, including area code: (941) 598-3131

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 15, 2000 there were 243,573,264 shares of Common Stock, par value $.01 per share outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant is $4,748,225,184. Market value is determined by reference to the listed price of the Registrant's Class A Common Stock as of the close of business on December 15, 2000.

         Portions of the Registrant's definitive Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on February 20, 2001 have been incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

                               TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT
                      HEALTH MANAGEMENT ASSOCIATES, INC.
                     Fiscal year ended September 30, 2000

PART I                                                                    Page
                                                                          ----
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     14
Item 3.   Legal Proceedings...........................................     18
Item 4.   Submission of Matters to a Vote of Security  Holders........     18

PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters.................................     20
Item 6.   Selected Financial Data.....................................     21
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     21
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..     28
Item 8.   Financial Statements and Supplementary Data.................     28
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.........................     48

PART III

Item 10.  Directors and Executive Officers of the Registrant..........     48
Item 11.  Executive Compensation......................................     48
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     48
Item 13.  Certain Relationships and Related Transactions..............     48

PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports
          on Form 8-K.................................................     48

_________________

Note: Portions of the Registrant's definitive Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on February 20, 2001 have been incorporated by reference into
       Part III, Items 10, 11, 12, and 13 of this Report.

                                    PART I

Item 1. Business

General

     Health Management Associates, Inc. (the "Company" or the "Registrant") was incorporated in Delaware in 1979 and succeeded to the operations of its subsidiary, Hospital Management Associates, Inc., which was formed in 1977. The Company provides a broad range of general acute care health services in non-urban communities. As of October 1, 2000, the Company operated 34 general acute care hospitals with a total of 4,904 licensed beds and three psychiatric hospitals with a total of 186 licensed beds. For the year ended September 30, 2000 ("Fiscal 2000"), the acute care hospital operations accounted for approximately 96% of the Company's net patient service revenue and the psychiatric hospital operations accounted for approximately 1%. See Item 2 "Properties".

Business Strategy

     The Company pursues a business strategy of efficiently and profitably operating its existing base of facilities and selectively acquiring additional 100 to 300 bed acute care hospitals located in non-urban communities in market areas of 40,000 to 400,000 people in the southeastern and southwestern United States. The Company seeks to acquire, at reasonable prices, acute care hospitals which are the sole or predominant health care providers in their market service areas. In evaluating potential acquisitions, the Company requires a hospital's market service area to exhibit a demographic need for the facility and to have an established physician base which can be augmented by the Company's ability to attract additional physicians to the community. Many of the hospitals the Company has acquired were unprofitable at the time of acquisition. Upon acquiring a facility, the Company employs a well-qualified executive director and controller, implements its proprietary management information system, recruits physicians, introduces strict cost control measures with respect to hospital staffing and volume purchasing under Company-wide or group purchasing agreements, and spends the necessary capital to renovate the facility and upgrade equipment. The Company strives to provide at least 90% of the acute care needs of each community its hospitals serve, thereby reducing the out-migration of potential patients to hospitals in larger urban areas.

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

     The Company also attempts to increase admissions and outpatient business through marketing programs. The marketing programs of each of the Company's hospitals are directed by the hospital's executive director to best suit the particular geographic, demographic and economic characteristics of the hospital's market area. A key element of the Company's marketing strategy is to establish and maintain a cooperative relationship with its physicians. The Company pursues an active physician recruitment program to attract and retain qualified specialists and other physicians to broaden the services available. The Company's hospitals often provide newly recruited physicians with various services to assist them in opening and commencing the operation of their practices, including staffing assistance, financial support, equipment and office rental. Such costs are generally expensed as incurred. The Company's hospitals also pursue various strategies aimed at increasing utilization of their services, particularly emergency and outpatient services. For example, hospitals offer an emergency service program called "Nurse First," which quickly assigns a registered nurse specially trained for emergency room duties to assess the condition of each patient upon arrival. Other programs include "Pro Med," an emergency room computer-based diagnostic aid that helps physicians assess a patient's medical condition quickly and formulate a diagnosis and course of treatment, "Med Key," a plastic identification card that contains a variety of patient information which streamlines the registration process, and "One Call Scheduling," a dedicated phone system which physicians and their staff can utilize to schedule various diagnostic tests and other services easily at one time.

     The operations of the Company's psychiatric hospitals focus mainly on child/adolescent residential treatment programs. This has been in response to a movement in recent years by third party payors to severely limit payments for traditional inpatient treatment programs. Since the Company's psychiatric hospitals receive most of their admissions for the child/adolescent programs from state and locally-sponsored child and adolescent care agencies and the court system, the majority of the hospitals' marketing efforts are devoted to these areas. There is little direct marketing to the public. See "Competition-- Psychiatric Hospitals" in this Item 1.

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

Selected Operating Statistics

     The following table sets forth selected operating statistics for the Company's hospitals for the periods and dates indicated.

                                                                    Year ended September 30,
                                                                 ------------------------------
                                                                   2000       1999       1998
                                                                 --------   --------   --------
Total hospitals owned or leased (as of the
  end of period, except for 2000, which is
  as of October 1)........................................            37        36          32
Licensed beds (as of the end of period,
  except for 2000, which is as of October 1)..............         5,090     4,665       3,821
Admissions................................................       161,895   143,078     123,713
Patient days..............................................       791,617   718,035     615,248
Acute care average length of stay (days)..................           4.5       4.5         4.6
Psychiatric average length of stay (days).................         117.1      47.5        21.9
Occupancy rate (1)........................................            46%       47%         47%
Outpatient utilization (2)................................            35%       36%         35%
Earnings before depreciation, interest
  and income taxes margin.................................            24%       23%         25%

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

(2) Outpatient revenue as a percent of Total Patient Service Revenue (as defined in "Sources of Revenue" in this Item 1).

Competition

     Acute Care Hospitals. The health care industry is highly competitive and in recent years has been characterized by increased competition for patients and staff physicians, a shift from inpatient to outpatient settings and increased consolidation. The principal factors contributing to these trends are advances in medical technology, cost-containment efforts by managed care payors, employers and traditional health insurers, changes in regulations and reimbursement policies, increases in the number and type of competing health care providers and changes in physician practice patterns. A hospital will compete within the geographic area in which it operates by distinguishing itself based on the quality and scope of medical services provided. With respect to the delivery of general acute care services, most of the Company's hospitals face less competition in their immediate patient service areas than would be expected in larger communities. While the Company's hospitals are generally the predominant provider in their respective communities, most of its hospitals face competition; however, that competition is generally limited to a single competitor in each respective market. The Company seeks to provide at least 90% of the health care needs in each community its hospital serves. For the specialized treatment of diseases, such as neurological and major cardiopulmonary disorders and health problems of relatively low incidence in the population served, requiring specialized technology, residents in the Company's service areas will generally be referred for treatment at major medical centers.

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

     Psychiatric Hospitals. In recent years third party payors have severely limited payments for traditional inpatient programs, which has negatively affected the Company's volume of business and its revenue per admission. In response to these changes, most of the Company's psychiatric hospitals have moved to residential treatment programs for the youth services market, which includes a variety of services for the troubled child and adolescent groups. These changes have served to reverse the negative trends in recent years. The Company's psychiatric hospitals face substantial competition in their market areas because the Company's psychiatric hospitals compete in larger urban areas than do its acute care hospitals and these hospitals draw patients from a limited number of sources. The Company's psychiatric hospitals realize over 90% of their admissions through a) networking with various state and local-sponsored child and adolescent programs and b) the Department of Juvenile Justice via court system commitments. However, as noted earlier in this Item 1., psychiatric operations only account for approximately 1% of the Company's net revenue.

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

     Consolidation. There has been significant consolidation in the hospital industry over the past decade due, in large part, to continuing pressures on payments from government and private payors and increasing shifts away from the provision of traditional inpatient services. Those economic trends have caused many hospitals to close and many to consolidate either through acquisitions or affiliations. The Company believes that these cost containment pressures will continue and will lead to further consolidation in the hospital industry.

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

                                                           Year Ended September 30,
                                                           ------------------------
                                                            2000     1999     1998
                                                           -----    ------   ------
Medicare ......................................               48%      49%      49%
Medicaid ......................................               12       11       13
Private and other sources......................               40       40       38
                                                             ---      ---      ---
     Total.....................................              100%     100%     100%
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

     Legislative action and federal regulatory changes over the years have resulted in significant changes in the Medicare program. Formerly, Medicare provided reimbursement for the reasonable direct and indirect costs of hospital services furnished to beneficiaries, plus an allowed return on equity for proprietary hospitals. Pursuant to the Social Security Amendments of 1983 ("the Amendments") and subsequent budget reconciliation act modifications, Congress adopted a prospective payment system ("PPS") to reimburse the routine and ancillary operating costs of most Medicare inpatient hospital services. In November 2000 as described on the following page, a prospective payment system was proposed for rehabilitation hospitals and rehabilitation units that are a distinct part unit of a hospital. Psychiatric, long-term care and pediatric hospitals, as well as psychiatric units that are distinct parts of a hospital, currently are exempt from PPS and continue to be reimbursed on a reasonable cost basis. Effective August 1, 2000, as also further described on the following page, a prospective payment system was implemented for hospital outpatient services. The Company's three psychiatric hospitals, which are currently exempt from PPS reimbursement, are subject to an operating cost per discharge limitation for Medicare reimbursement purposes.

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

     The DRG rates are updated annually to account for projected inflation. For several years the annual updates or percentage increases to the DRG rates have been lower than the actual inflation in the cost of goods and services purchased by general hospitals. The inflation index used by HCFA to adjust the DRG rates gives consideration to the cost of goods and services purchased by hospitals as well as non-hospitals (the "market basket"). The increase in the market basket for the federal fiscal year ("FY") beginning on October 1, 2000 ("FY 2001") is 3.4%. Pursuant to the Balanced Budget Act of 1997, the net annual updates have been set as follows: market basket minus 1.1% for FY 2001 and 2002; and for FY 2003 and each subsequent FY, the market basket percentage. The Company cannot predict how future adjustments by Congress and the HCFA will affect the profitability of its health care facilities.

     Hospitals currently excluded from the PPS, such as psychiatric and rehabilitation hospitals, receive reimbursement based on their reasonable costs, with limits placed upon the annual rate of increase in operating costs per discharge. Pursuant to the Balanced Budget Act of 1997, the annual update for FY 1998 was set at 0%. For FY 1999 through FY 2002, the annual update factor is dependent upon where the hospital's costs fall in relation to the limits set by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). The annual update factor will range from 0% to the market basket percentage increase, depending upon whether the hospital's costs are at, below or above the TEFRA target limits. On November, 3, 2000, HCFA announced plans to implement a PPS system for certain rehabilitation hospitals and rehabilitation units of a hospital currently exempt from the PPS system. The proposed rehabilitation PPS system would be implemented over a two-year period beginning in April 2001. During the implementation period, each rehabilitation hospital or unit would receive a blended payment rate that reflects the hospital's facility-specific historical costs and the new prospective payment rate. As required by the Balanced Budget Act of 1997, the rates established under the new PPS system would be 2% less than the estimated payments that would have been made under the current cost-based system. Since the PPS system is merely proposed and yet to be adopted, the Company cannot at this time accurately assess the impact of the rehabilitation hospital PPS system. The Company currently has three hospitals that are exempt from the PPS.

     Prior to October 1, 1990, Medicare payments for outpatient hospital-based services were generally the lower of hospital costs or customary charges. Due to federal budget restraints, the Omnibus Budget Reconciliation Act of 1993 ("OBRA-1993") reduced Medicare payments for the majority of outpatient services to the lower of 94.2% of hospital costs, customary charges or a blend of 94.2% of hospital costs and a fee schedule (such fee schedule generally being lower than hospital costs) through FY 1998. The Balanced Budget Act of 1997, and the Balanced Budget Refinement Act of 1999, extended this reduction to the first date that an outpatient PPS was implemented. On August 1, 2000, as required by the Balanced Budget Act of 1997 and the Balanced Budget Refinement Act of 1999, a Medicare PPS went into place for hospital outpatient services. Under the outpatient PPS, all outpatient services are grouped into Ambulatory Payment Classifications ("APCs"). Services in each APC are clinically similar and are similar in terms of the resources they require. A payment rate has been established by HCFA for each APC, with adjustments provided for geographic wage differentials. Hospitals may be paid more than one APC per patient and per encounter, depending upon the services required by and provided to the Medicare eligible beneficiary. Significantly, the outpatient PPS revises the way in which beneficiary co-insurance amounts are determined. Initially, co-insurance amounts will be based on 20% of the national median charge for the APC. The Balanced Budget Refinement Act of 1999 limits beneficiary liability so that no co-insurance amount can be greater than the Medicare hospital inpatient deductible for a given year. The outpatient PPS provides for a transitional adjustment to limit potential payment reductions experienced as a result of the transition to prospective encounter payments. For the years 2000 through 2003, providers will receive an adjustment if their payment-to-cost ratio for outpatient services furnished during the year is less than a set percentage of their payment-to-cost ratio for those services in their cost reporting period ending in 1996 (the base year). Rural hospitals with 100 or fewer beds and cancer hospitals will be held harmless under this provision. In addition, small rural hospitals, for services furnished before January 1, 2004, will be maintained at the same payment-to-cost ratio as their base year cost report, if their PPS payment-to-cost ratio is less. Preliminary estimates and initial payment amounts have indicated that the outpatient PPS will not have a material impact on reimbursement to the Company. The Company anticipates the Medicare outpatient prospective payment system will continue to be refined and future adjustments may limit or reduce payments from the program. Outpatient laboratory services are paid based on a fee schedule which is substantially lower than customary charges. Certain ambulatory surgery procedures are paid for at a rate based on a blend of hospital costs and the rate paid by Medicare for similar procedures performed in free standing ambulatory surgery centers. Certain radiology and other diagnostic services are paid on a blend of actual cost and prevailing area charge.

     Payments under the Medicare program for capital related costs, for cost reporting periods prior to October 1, 1991, were made on a reasonable cost basis. Reasonable capital costs generally include depreciation, rent and lease expense, capital interest, property taxes, insurance related to the physical plant, fixed equipment and movable equipment. As a result of changes made to the Social Security Act by the Omnibus Reconciliation Act of 1987 ("OBRA-1987") hospitals paid under PPS for operating costs must be reimbursed for capital costs on a prospective basis, effective with the cost reporting period beginning October 1, 1991 (i.e., FY 1992). HCFA implemented the PPS for capital costs for FY 1992 based upon FY 1989 Medicare inpatient capital costs per discharge updated to FY 1992 by the estimated increase in Medicare capital costs per discharge. A ten- year transition period, beginning with FY 1992, was established for the phasing- in of the capital PPS. Under the transition period rules, hospitals with a hospital-specific capital rate below the standard Federal rate are paid on a fully prospective methodology. Hospitals with a hospital-specific rate above the standard Federal rate are paid based on a hold-harmless method or 100% of the standard Federal rate, whichever results in the higher payment. Beginning with cost reporting periods on or after October 1, 2001, at the end of the transition period, all hospitals are to be paid at the standard Federal rate. Pursuant to the Balanced Budget Act of 1997, capital payment rates were rebased in FY 1998 using the actual rates in effect in FY 1995 and the budget neutrality adjustment factor used to determine the federal capital payment rate on September 30, 1995. In addition, capital rates are reduced by an additional 2.1% by the Balanced Budget Act of 1997. For FY 2001, HCFA announced a 1.3% increase to the Federal rate. The Company anticipates further adjustments in the future but is unable to predict the amount or impact of future adjustments.

     The Medicare program reimburses each hospital on a reasonable cost basis for the Medicare program's pro rata share of the hospital's allowable capital costs related to outpatient services. Outpatient capital reimbursement was reduced by 15% (i.e., 85% of outpatient capital costs) during FY 1990 and OBRA 1990 extended the 15% reduction through FY 1991. OBRA-1990 and OBRA-1993 further directed that outpatient capital reimbursement be reduced by only 10% beginning

FY 1992 through FY 1998. The Balanced Budget Act of 1997 continued the 10% reduction during FY 2000 up to January 1, 2000. The Company anticipates that payments to hospitals will be reduced as a result of future legislation but is unable to predict what the amount of the final reduction will be.

     On October, 1, 2000, as required by the Balanced Budget Act of 1997 and the Balanced Budget Refinement Act of 1999, Medicare began paying all home health agencies under a PPS system. Medicare will pay home health care agencies for each covered 60-day episode of care for each Medicare beneficiary who continues to remain eligible for home health services. The home health care PPS system provides payment at a higher rate for the beneficiaries with greater medical needs, based upon a payment system that relies upon data collected by caregivers on a patient clinical assessment. PPS rates for FY 2001 range from $1,100 to $5,900, depending upon the intensity of care required by each beneficiary, with actual rates adjusted by HCFA to reflect the geographic area wage differentials. Home health care agencies will receive less than the full PPS amounts in those instances where they provide only a minimal number of visits to beneficiaries. In addition, the new PPS provides for "outlier" payments in instances where the costs of care are significantly higher than the specified rate. In most other instances, they will be paid the full PPS amount. The Company cannot fully assess the impact of the new PPS system at this time. The Company anticipates that payments for home health services may be limited or reduced as a result of this legislation.

     The Balanced Budget Act of 1997 mandated numerous other adjustments and reductions to the Medicare system that collectively may impact the Company's operations. With respect to the valuation of capital assets as a result of a change in hospital ownership, the Balanced Budget Act of 1997 eliminates the allowance for return on equity capital, and bases reimbursement on the book value of the assets, recognizing no gain, loss or recapture of depreciation. In addition, the Balanced Budget Act of 1997 mandated the following changes: a) reimbursement for Medicare enrollee deductible and coinsurance bad debts is reduced 40% for FY 2000 and 45% for FY 2001 and each subsequent year; b) the bonus payments made to hospitals whose costs are below the target amounts is reduced to 2% of the target amount; and, c) skilled nursing home reimbursement must transition to a prospective payment system, based upon 1995 allowable costs, with a three year transition period beginning on or after July 1, 1998.

     The Balanced Budget Refinement Act ("BBRA") was signed into law on November 29, 1999, and provided hospitals some relief from the impact of the Balanced Budget Act of 1997. The provisions enacted by the BBRA did not materially impact the Company. It did, however, indicate the recognition by Congress that further reductions in payments to hospitals were not necessary. Congress continues to evaluate a number of proposals that would give hospitals additional relief from the impact of the Balanced Budget Act of 1997.

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

     State Medicaid payment methodologies vary from state to state. The most common methodologies are state Medicaid prospective payment systems or state programs that negotiate payment rates with individual hospitals. Generally, Medicaid payments are less than Medicare payments and are substantially less than a hospital's cost of services. In 1991 Congress passed legislation limiting the states' use of provider-specific taxes and donated funds to bolster the states' share and obtain increased federal Medicaid matching funds. Certain states in which the Company operates have adopted broad-based provider taxes to fund their Medicaid programs in response to the 1991 legislation. Congress has also established a national limit on disproportionate share hospital adjustments (which are additional amounts required to be paid to hospitals defined as providing a disproportionate amount of Medicaid and low-income inpatient services). This legislation and the resulting state broad-based provider taxes have adversely affected the Company's net Medicaid payments, but to date the net impact has not been materially adverse.

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

     Commercial Insurance. The Company's hospitals provide services to individuals covered by private health care insurance. Private insurance carriers either reimburse their policy holders or make direct payments to the Company's hospitals based upon the particular hospitals' established charges and the particular coverage program that provides its subscribers with hospital benefits through independent organizations that vary from state to state. The Company's hospitals are paid directly by local Blue Cross organizations on the basis agreed to by each hospital and Blue Cross by a written contract.

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

Health Care Reform, Regulation and Other Factors

     General. Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Medicare, Medicaid, mandatory and other public and private hospital cost-containment programs, proposals to limit health care spending, proposals to limit prices and industry competitive factors are highly significant to the health care industry. In addition, the health care industry is governed by a framework of Federal and state laws, rules and regulations that are extremely complex and for which the industry has the benefit of little or no regulatory or judicial interpretation. Although the Company believes it is in compliance in all material respects with such laws, rules and regulations, if a determination is made that the Company was in material violation of such laws, rules or regulations, its operations and financial results could be materially adversely affected.

     Licensure, Certification and Accreditation. Health care facility construction and operation is subject to federal, state and local regulation relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. All of the Company's health care facilities are properly licensed under appropriate state laws and are certified under the Medicare program or are accredited by the Joint Commission on Accreditation of HealthCare Organizations ("Joint Commission"), the effect of which is to permit the facilities to participate in the Medicare/Medicaid programs. Should any Joint Commission facility lose its accreditation, and then not become certified under the Medicare program, the facility would be unable to receive reimbursement from the Medicare/Medicaid programs. Management believes that the Company's facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for the Company to effect changes in its facilities, equipment, personnel and services. Although the Company intends to continue its qualification, there can be no assurance that its hospitals will be able to comply in the future.

     Utilization Review. In order to ensure efficient utilization of facilities and services, federal regulations require that admissions to, and the utilization of, facilities by Medicare and Medicaid patients be reviewed by a federally funded Peer Review Organization ("PRO"). Pursuant to Federal law, the PRO must review the need for hospitalization and the utilization of services, denying admission of a patient or denying payment for services provided, where appropriate. Each of the Company's facilities has contracted with a PRO and has had in effect a quality assurance program that provides for retrospective patient care evaluation and utilization review.

         Certificates of Need. The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be reviewable by state regulatory agencies under a program frequently referred to as certificate of need. Except for Arkansas and Pennsylvania, all of the other states in which the Company's health care facilities are located have certificate of need or equivalent laws which generally require appropriate state agency determination of public need and approval prior to beds or services being added, or a related capital amount being spent. Failure to obtain necessary state approval can result in the inability to complete the acquisition, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement and/or the revocation of the facility's license.

         State Hospital Rate-Setting Activity. The Company currently operates one facility in a state that has some form of mandated hospital rate-setting. The West Virginia Health Care Authority ("HCA") requires that hospitals seeking an increase in rates must submit requests for increases to hospital charges annually. Requests for rate increases are reviewed by the HCA and are either approved at the amount requested, approved for a lower amount than requested or are rejected. As a result, in West Virginia, the Company's ability to increase its rates to compensate for increased costs per admission is limited and the Company's operating margin on its West Virginia facility may be adversely affected. There can be no assurance that other states in which the Company operates hospitals will not enact rate-setting provisions as well.

         Antikickback and Self-Referral Regulations. During 1998, the federal government announced that reducing health care fraud was its second priority (behind reducing crime in America). As a result, the health care industry is being subjected to unprecedented scrutiny and a panoply of statutes, regulations and government initiatives intended to prevent those practices deemed fraudulent or abusive by the government. The health care industry is subject to extensive Federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services. In particular, Medicare and Medicaid antikickback, antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Antikickback Amendments") prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the DHHS has issued regulations that describe some of the conduct and business relationships permissible under the Antikickback Amendments ("Safe Harbors"). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of health care service providers that fail to clearly satisfy the applicable Safe Harbor criteria, however, risk increased scrutiny by enforcement authorities. Because the Company may be less willing than some of its competitors to enter into business arrangements that do not clearly satisfy the Safe Harbors, it could be at a competitive disadvantage in entering into certain transactions and arrangements with physicians and other health care providers.

         In addition, Section 1877 of the Social Security Act, which restricts referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements, was amended effective January 1, 1995, to significantly broaden the scope of prohibited physician referrals (the "Self-Referral Prohibitions"). Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of renumeration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. The Company's participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments. The Company systematically reviews all of its operations to ensure that it complies with the Social Security Act and similar state statutes. In addition, the Company has in operation a Corporate compliance program at all of the Company's hospitals, and that is an ongoing, working program to monitor and insure continuing compliance with these statutory prohibitions and requirements.

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

         Conversion Legislation. Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws generally require prior approval from state attorney generals, advance notification and community involvement. In addition, state attorney generals in states without specific conversion legislation may exercise authority over these transactions based upon existing law. States are showing an increased interest in overseeing the sales or conversions of not-for-profit hospitals. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may make it more difficult for the Company to acquire not-for-profit hospitals, or could increase acquisition costs in the future. See "Business Strategy" in this Item 1.

         Environmental Regulations. The Company's health care operations generate medical waste that must be disposed of in compliance with Federal, state and local environmental laws, rules and regulations. The Company's operations, as well as the Company's purchases and sales of facilities, are also subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and the Company anticipates that such compliance will not, materially affect the Company's capital expenditures, financial position or results of operations.

         Compliance Program. During 1996 the Company began developing, and in 1997 formally implemented, a Corporate compliance program to supplement and enhance our existing ethics program. The Company believes its compliance and ethics program meets or exceeds all applicable federal guidelines and industry standards. The program is designed to raise awareness of various regulatory issues among employees and to stress the importance of complying with all governmental laws and regulations. As part of the program, the Company provides ethics and compliance training to every employee. Management encourages all employees to report, without fear of retaliation, any suspected legal or ethical violation to their supervisors, the compliance officer on staff at the hospital or the Company's Corporate compliance officer. In addition, the Company maintains a 24-hour toll-free telephone hotline, which is manned by an independent company, so that employees can report suspected violations anonymously.

         HIPAA. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was enacted on August 21, 1996. The security and privacy regulations of HIPAA have not been finalized by DHHS. HIPAA is an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. It mandates the adoption of standards for the exchange of electronic health information. The two key factors of HIPAA were accountability and portability. Accountability refers to the attempt of the legislation to ensure privacy and security of patient information and portability refers to the legislation's intent to ensure that individuals can take their medical and insurance records with them when they change employers.

         HIPAA mandates new security measures, sets standards for electronic signatures, standardizes a method for identifying providers, employers, health plans and patients, requires that the health care industry utilize the most efficient method to codify data and may significantly change the manner in which hospitals communicate with payors. These are significant and potentially costly changes to the health care industry.

         The Company has approximately two years to be fully compliant with the security and privacy regulations once these regulations become final. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

         At this time, the Company anticipates that it will be able to fully comply with the HIPAA requirements and regulations as they have been adopted to date. The Company has initiated a plan which will allow it to comply with the currently adopted regulations. Estimating the cost of such compliance is difficult and no such estimations have been made at this time. Based on its current knowledge, however, the Company believes that the cost of its compliance will not have a material adverse effect on its business, financial condition or results of operations.

Employees and Medical Staff

         As of September 30, 2000, the Company had approximately 19,000 full-time and part-time employees, approximately 450 of whom were covered by three collective bargaining agreements. The Company's corporate office staff consisted of approximately 70 people at that date. The Company believes that its relations with employees are satisfactory. In general, the staff physicians at the Company's acute care and psychiatric hospitals are not employees of the Company. The physicians may also be staff members of other hospitals. The Company provides physicians with certain services and assistance. The Company does employ approximately 103 physicians, most of whom are primary care physicians located at clinics the Company owns and operates. In addition, the Company's hospitals provide emergency room coverage, radiology, pathology and anesthesiology services by entering into service contracts with physician groups which are generally cancelable on 90 days notice.

Liability Insurance

         The Company maintains at each hospital it operates professional liability insurance and general liability insurance in amounts of $1 million per claim and $4,000,000 per aggregation of claims, of which the Company retains the first $100,000 of each professional liability claim and up to $4 million in the aggregate for all such claims each year. The Company maintains a $1 million layer of self-insured retention of professional liability for all hospitals above the first level of coverage and then purchases $35 million umbrella coverage for all hospitals. The Company also maintains other typical insurance coverage. The Company maintains an unfunded reserve for its self-insured risks described above based upon actuarially determined estimates. Actual hospital professional liability costs for a particular period are not known for several years after the period has expired. The delay in determining the actual cost associated with a particular period is a result of the time between the occurrence of an incident and when it is reported as well as the time involved and costs incurred in resolution of such claims. The Company believes that its insurance is adequate in amount and coverage. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will not have to increase its levels of self-insurance.

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

         The Company's psychiatric care operations consist of three psychiatric hospitals: one 66-bed hospital with 32 psychiatric adult beds, 16 psychiatric child/adolescent beds, and 18 adult substance abuse beds, and two 60-bed intensive residential treatment hospitals.

         The following table presents certain information with respect to the Company's facilities as of September 30, 2000. For more information regarding the utilization of the Company's facilities, see "Item 1. Business -- Selected Operating Statistics".

                                                                                         Owned    Acquisition or
                                                                            Licensed   Leased or   Commencement
             Hospital                         Location           Type         Beds      Managed        Date
--------------------------------------   ----------------   -------------   --------   ---------  --------------
Paul B. Hall Regional Medical Center      Paintsville,       Acute Care         72      Owned     January 1979
                                          Kentucky

Williamson Memorial Hospital              Williamson,        Acute Care         76      Owned     June 1979
                                          West Virginia

Highlands Regional Medical Center         Sebring,           Acute Care        126      Leased    August 1985
                                          Florida

Lake Norman Regional Medical Center       Mooresville,       Acute Care        105      Owned     January 1986
                                          North Carolina

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

Biloxi Regional Medical Center            Biloxi,            Acute Care        153      Leased    September 1986
                                          Mississippi

Medical Center of Southeastern Oklahoma   Durant,            Acute Care        103      Owned     May 1987
                                          Oklahoma

Crawford Memorial Hospital                Van Buren,         Acute Care        103      Leased    May 1987
                                          Arkansas

Hamlet Hospital (1)                       Hamlet,            Acute Care         54      Owned     August 1987
                                          North Carolina     Psychiatric        10


Upstate Carolina Regional Medical Center  Gaffney,           Acute Care        125      Owned     March 1988
                                          South Carolina

University Behavioral Center              Orlando,           Psychiatric        60      Owned     January 1989
                                          Florida

SandyPines                                Tequesta,          Psychiatric        60      Owned     January 1990
                                          Florida

Riverview Regional Medical Center         Gadsden,           Acute Care        281      Owned     July 1991
                                          Alabama


                                                                                           Owned      Acquisition or
                                                                              Licensed   Leased or     Commencement
             Hospital                         Location           Type           Beds      Managed          Date
--------------------------------------   ----------------   -------------     --------   ---------    --------------
Heart of Florida Hospital                 Haines City,         Acute Care         75        Owned       August 1993
                                          Florida

Natchez Community Hospital                Natchez,             Acute Care        101        Owned       September 1993
                                          Mississippi

Sebastian Hospital                        Sebastian,           Acute Care        129        Owned       September 1993
                                          Florida

Medical Center Hospital                   Punta Gorda,         Acute Care        156        Owned       December 1994
                                          Florida              Psychiatric        52

Byerly Hospital                           Hartsville,          Acute Care        116        Owned       September 1995
                                          South Carolina

Bulloch Memorial Hospital (2)             Statesboro,          Acute Care        150        Owned       October 1995
                                          Georgia

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

Stringfellow Memorial Hospital            Anniston,            Acute Care        125        Managed     January 1997
                                          Alabama

Rankin Medical Center                     Brandon,             Acute Care        120        Leased      January 1997
                                          Mississippi          Gero-Psych         14

Southwest Regional Medical Center         Little Rock,         Acute Care        108        Owned       November 1997
                                          Arkansas             Gero-Psych         17

Riley Memorial Hospital                   Meridian,            Acute Care        168        Owned       January 1998
                                          Mississippi          Skilled Nursing    12

River Oaks Hospital                       Jackson,             Acute Care        110        Owned       January 1998
                                          Mississippi

River Oaks East                           Jackson,             Acute Care         94        Owned       January 1998
                                          Mississippi          Skilled Nursing    17

Brooksville Regional Hospital             Brooksville,         Acute Care         91        Leased      June 1998
                                          Florida

Springhill Regional Hospital              Spring Hill,         Acute Care         75        Leased      June 1998
                                          Florida

                                                                                             Owned   Acquisition or
                                                                               Licensed   Leased or   Commencement
             Hospital                         Location           Type            Beds      Managed        Date
--------------------------------------   ----------------   -------------      --------   ---------  --------------
Central Mississippi Medical Center (3)      Jackson,          Acute Care          444      Leased       April 1999
                                            Mississippi       Psychiatric          29

Lower Keys Medical Center (4)               Key West,         Acute Care          112      Leased       May 1999
                                            Florida           Skilled Nursing      15
                                                              Psychiatric          40

Community Hospital of Lancaster (5)         Lancaster,        Acute Care          204      Owned        July 1999
                                            Pennsylvania

Lancaster Regional Medical Center (6)       Lancaster,        Acute Care          268      Owned        July 2000
                                            Pennsylvania

Pasco Regional Medical Center (7)           Dade City,        Acute Care          120      Owned        September 2000
                                            Florida
                                                                                -----


         TOTAL LICENSED BEDS OWNED, LEASED OR MANAGED
             at September 30, 2000                                              4,941

Davis Regional Medical Center (8)           Statesville,      Acute Care          149      Owned        October 2000
                                            North Carolina
                                                                                -----

         TOTAL LICENSED BEDS OWNED, LEASED OR MANAGED
             at October 1, 2000                                                 5,090
                                                                                =====

         (1) The Company opened a replacement hospital for Hamlet Hospital in March 2000. The total cost of the project was approximately $17 million, including equipment.

         (2) The Company opened a replacement hospital for Bulloch Memorial Hospital, The East Georgia Regional Medical Center, in July 2000. Whereas the previous facility was operated by the Company under a lease agreement, the Company now owns the new replacement hospital. The total cost of the project was approximately $51 million, including equipment.

         (3) Effective April 1, 1999 the Company acquired a two-hospital system from Methodist Health care pursuant to an Asset Purchase and Lease Agreement. The transaction included the lease of certain real property and the purchase of substantially all equipment and working capital of the hospitals. The total consideration approximated $134 million in cash.

         (4) Effective April 1, 1999 the Company acquired the Lower Florida Keys Health System pursuant to asset purchase and lease agreements. The consideration totaled approximately $49.9 million, which included $27 million in cash paid at closing, $18.6 recorded as the net present value of lease payments required over the 30 year term of the lease, and the assumption of $4.3 million in debt. The agreements included the assumption of working capital balances at closing, and also entitle the Company to receive $1.5 million per year in cash from the seller for the first ten years of the lease to support indigent care programs.

     (5) Effective July 1, 1999 the Company acquired Community Hospital of Lancaster from Community of Lancaster Hospital Foundation pursuant to a Definitive Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration involved approximately $15 million in cash. The Company is committed to the construction of a replacement hospital, subject to obtaining all required governmental and regulatory approvals.

     (6) Effective July 1, 2000, the Company acquired Lancaster Regional Medical Center pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration approximated $64 million, including $58 million in cash and the assumption of $6 million in liabilities.

     (7) Effective September 1, 2000, the Company acquired the Pasco Regional Medical Center pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration approximated $17 million in cash.

     (8) Effective October 1, 2000, the Company acquired Davis Regional Medical Center pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration approximated $55 million in cash.

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

     Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

Executive Officers of the Registrant

         The following is certain information regarding the executive officers of the Company.

         William J. Schoen, age 65, has served as Chairman of the Board, and Chief Executive Officer of the Company since April 1986. He joined the Company's Board of Directors in February 1983, in December 1983 became its President and Chief Operating Officer, and Co-Chief Executive Officer in December 1985. He relinquished the position of President in April 1997. From 1982 to 1987 Mr. Schoen was Chairman of Commerce National Bank, Naples, Florida, and from 1973 to 1981 he was President, Chief Operating Officer and Chief Executive Officer of The F&M Schaefer Corporation, a consumer products company. From 1971 to 1973, Mr. Schoen was President of the Pierce Glass subsidiary of Indian Head, Inc., a diversified company. Mr. Schoen also serves on the Board of Directors of Horace Mann Insurance Companies.

         Earl P. Holland, age 55, is Vice Chairman and Chief Operations Officer. He joined the Company in 1981 as Senior Vice President - Operations. He became Senior Vice President - Marketing and Development in 1984, Executive Vice President - Operations and Development in 1989, and Vice Chairman in 1997. For more than five years prior to 1981, he was employed by Humana, Inc., where he served as Assistant Regional Vice President and as the Executive Director of two hospitals.

         Joseph V. Vumbacco, age 55, is President and Chief Administrative Officer. He joined the Company as an Executive Vice President in January 1996 after 14 years with Turner Construction Company, most recently as an Executive Vice President. He was promoted to President in 1997 and then became Chief Administrative Officer in 1998. Prior to joining Turner, he served as the Senior Vice President and General Counsel for The F&M Schaefer Corporation.

         Stephen M. Ray, age 52, is Executive Vice President - Finance of the Company. A certified public accountant, he joined the Company in 1981 as Controller, became a Vice President in 1983, and a Senior Vice President in 1991. He also served as Treasurer from 1987 to 1988 and most recently Senior Vice President - Administrative Services until his appointment to Senior Vice President - Finance in September 1994 and Executive Vice President in January 1999. From 1979 until 1981, Mr. Ray was employed by Hospital Affiliates International, Inc., a hospital management company, where he was responsible for reporting compliance and corporate technical accounting.

         Timothy R. Parry, age 45, is Vice President and General Counsel of the Company. He joined the Company in February 1996 as a Divisional Vice-President and Assistant General Counsel after 12 years in the law firm of Harter, Secrest & Emery, the last seven years as partner. Prior to joining Harter, Secrest & Emery he was an Assistant Ohio Attorney General for two years and before that a law clerk for the United States District Court for the Southern District of Ohio.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
               Matters

         The Company completed an initial public offering of its Class A Common Stock on February 5, 1991. The Company's Class A Common Stock is listed on the New York Stock Exchange under the Symbol HMA. At December 15, 2000 there were approximately 1,552 record holders of the Company's Class A Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's Class A Common Stock as listed on the New York Stock Exchange.

                                                            High        Low
                                                          --------    --------

         Fiscal Year Ended September 30, 1999
           First Quarter...............................   $23 1/2      $16
           Second Quarter..............................    21 5/8       10 3/16
           Third Quarter...............................    17 5/16      10 7/16
           Fourth Quarter..............................    12 1/4        7 1/4

         Fiscal Year Ended September 30, 2000
           First Quarter...............................    13 1/2        7
           Second Quarter..............................    18 1/4        9 5/8
           Third Quarter...............................    16 9/16      11 1/4
           Fourth Quarter..............................    21 1/8       12 3/4


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

         During Fiscal 1999 the Company repurchased 7.5 million shares of its stock at a cost of $69.1 million, which completed the February 1998 stock repurchase plan referred to above. In September 1999 the Board of Directors approved a stock repurchase program of up to 25 million shares of common stock. On October 14, 1999 the Company executed a share repurchase agreement with an independent third party, whereby the third party agreed to "sell short" 5 million shares of the Company's common stock to the Company. As of October 19, 1999 the 5 million shares were delivered to the Company and became treasury stock. From October 15, 1999 to December 15, 1999, a period of 60 days, the third party covered the "short sale" by buying shares on the open market. On December 15, 1999 the Company reimbursed the third party the cost of the common stock purchased plus a commission plus interest (at LIBOR) on the outstanding balance of funds used to purchase the common stock. The total cost for the purchase of the 5 million shares of treasury stock was approximately $42.4 million. At September 30, 2000, there were 12.5 million shares of common stock reserved for future issuance upon the conversion of the Company's subordinated convertible notes (see financial statement note No. 3.b.).

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

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                 FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                 (Dollars in thousands, except per share data)

                                                                      Year ended September 30,
                                            ----------------------------------------------------------------------------
                                               2000              1999               1998            1997          1996
                                            ----------        ----------         ----------       --------      --------
Net patient service revenue                 $1,577,767        $1,355,707         $1,138,802       $895,482      $714,317
Costs and expenses                           1,301,772         1,109,054            913,523        717,173       575,906
Income before income taxes                     275,995           246,653            225,279        178,309       138,411
Net income                                     167,667           149,845            136,844        108,322        84,086
Net income per share-diluted                $      .68        $      .59         $      .54       $    .43      $    .34
Weighted average number of
 shares outstanding-diluted                    247,277           255,067            255,575        249,130       244,045


At Year End
-----------
Working capital                             $  317,181        $  250,549         $  196,578       $153,250      $106,907
Total assets                                 1,772,065         1,527,381          1,106,022        734,041       591,707
Short-term debt                                  6,523             9,351              8,544          8,263         8,438
Long-term debt                                 520,151           401,522            134,217         49,650        68,702
Stockholders' equity                         1,030,066           890,523            756,825        560,220       417,739
Book value per common share                 $     4.03        $     3.51         $     3.01       $   2.30      $   1.76

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

      Net patient service revenue for Fiscal 2000 was $1,577.8 million, as compared to $1,355.7 million for the fiscal year ended September 30, 1999 ("Fiscal 1999"). This represented an increase in net patient service revenue of $222.1 million, or 16.4%. Hospitals in operation for the entire period of Fiscal 2000 and Fiscal 1999 ("same hospitals") provided $77.6 million of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The source of the remaining net increase of $144.5 million included the following: (1) $147.6 million of net patient service revenue from Fiscal 1999 and Fiscal 2000 acquisitions including the April 1999 acquisition of a 473-bed hospital system, the May 1999 acquisition of a 167-bed hospital system, the July 1999 acquisition of a 204-bed hospital, the July 2000 acquisition of a 268-bed hospital and the September 2000 acquisition of a 120-bed hospital, (2) $2.6 million decrease in net patient service revenue from psychiatric hospitals, due primarily to the closure of one facility as of March 31, 2000 and (3) a decrease of $.5 million in Corporate and miscellaneous revenue.

     The Company's hospitals generated 791,617 patient days of service in Fiscal 2000, which produced an overall occupancy rate of 46.2%. During Fiscal 1999 the Company's hospitals generated 718,035 patient days of service for an overall occupancy rate of 47.1%. Admissions in same hospitals for Fiscal 2000 increased 4.7%, from 134,285 to 140,545.

     The Company's salaries and benefits, supplies and other expenses and provision for doubtful accounts for Fiscal 2000 were $1,163.8 million, or 73.8% of net patient service revenue, as compared to $1,006.2 million, or 74.2% of net patient service revenue for Fiscal 1999. Of the total $157.6 million increase approximately $49.4 million related to same hospitals, which was largely attributable to increased inpatient and outpatient volumes. Another $103.7 million of increased operating expenses related to the acquisitions mentioned previously. The remaining increase of $4.5 million represented an increase in Corporate and miscellaneous other operating expenses offset by a reduction in expenses resulting from the closure of one psychiatric facility as previously noted. The Company's Fiscal 2000 rent expense increased by $5.0 million, which resulted both from acquisitions and the expansion of hospital services.

     The Company's depreciation and amortization costs increased by $13.2 million. Approximately $6.2 million of the increase resulted from the acquisitions mentioned above with the remaining increase attributable to two replacement hospitals opened in Fiscal 1999 and Fiscal 2000, as well as ongoing building improvements and equipment purchases. Interest expense increased $17.0 million due to borrowings related to Fiscal 1999 and Fiscal 2000 acquisitions, a higher interest rate on the Revolving Credit Agreement and the recognition of a lower amount in capitalized interest cost in Fiscal 2000.

     The Company's income before income taxes was $276.0 million for Fiscal 2000 as compared to $246.7 million for Fiscal 1999, an increase of $29.3 million or 11.9%. As noted above, the increased profitability resulted from an increase in same hospital inpatient and outpatient business and from the acquisitions previously mentioned. The Company's provision for income taxes was $108.3 million for Fiscal 2000 as compared to $96.8 million for Fiscal 1999. These provisions reflect an effective income tax rate of 39.25% for Fiscal 2000 and Fiscal 1999. As a result of the foregoing, the Company's net income was $167.7 million for Fiscal 2000 as compared to $149.8 million for Fiscal 1999.

     Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

     Net patient service revenue for Fiscal 1999 was $1,355.7 million, as compared to $1,138.8 million for the fiscal year ended September 30, 1998 ("Fiscal 1998"). This represented an increase in net patient service revenue of $216.9 million, or 19.0%. Same hospitals provided $48.0 million of the increase in net patient service revenue. The remaining increase of $168.9 million included $169.3 million of net patient service revenue from the April 1999 acquisition of a 473-bed hospital system, the May 1999 acquisition of a 167-bed hospital system and the July 1999 acquisition of a 204-bed hospital, offset by a decrease of $.4 million in Corporate and miscellaneous revenue.

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

     The Company's income before income taxes was $246.7 million for Fiscal 1999 as compared to $225.3 million for Fiscal 1998, an increase of $21.4 million or 9.5%. As noted above, the increased profitability resulted from an increase in inpatient and outpatient business and from the acquisitions previously mentioned. The Company's provision for income taxes was $96.8 million for Fiscal 1999 as compared to $88.4 million for Fiscal 1998. These provisions reflect an effective income tax rate of 39.25% for Fiscal 1999 and Fiscal 1998. As a result of the foregoing, the Company's net income was $149.8 million for Fiscal 1999 as compared to $136.8 million for Fiscal 1998.

Liquidity and Capital Resources

     Fiscal 2000 Cash Flows Compared to Fiscal 1999 Cash Flows

     Working capital increased to $317.2 million at September 30, 2000 from $250.5 million at September 30, 1999, resulting primarily from increased business volumes and good management of the Company's working capital. The Company's cash flows from operating activities increased by $8.6 million from $168.3 million in Fiscal 1999 to $176.9 million in Fiscal 2000. Offsetting the Company's improved profitability were increases in accounts receivable and increased income tax payments. The increase in accounts receivable was due to higher volumes at same hospitals and acquisition hospitals, as well as temporary delays in billing of Medicare and Medicaid accounts receivable while waiting for assignment of applicable third-party provider numbers at those newly-acquired hospitals. The use of the Company's cash in investing activities decreased from $412.3 million in Fiscal 1999 to $293.3 million in Fiscal 2000, resulting from smaller outlays of cash for acquisitions, replacement hospitals, and treasury stock purchases in Fiscal 2000 compared to Fiscal 1999. The Company's cash flows from financing activities decreased $124.3 million from $244.2 million provided in Fiscal 1999 to $119.9 million provided in Fiscal 2000, resulting from reduced borrowings for acquisitions in Fiscal 2000, and the net effect of proceeds of $282.7 from a convertible debt offering used to pay down existing debt under the Company's revolving credit agreement.

     Fiscal 1999 Cash Flows Compared to Fiscal 1998 Cash Flows

     Working capital increased to $250.5 million at September 30, 1999 from $196.6 million at September 30, 1998, resulting primarily from increased business volumes and good management of the Company's working capital. The Company's cash flows from operating activities increased by $50.3 million from $118.0 million in Fiscal 1998 to $168.3 million in Fiscal 1999. Offsetting the Company's improved profitability was a large increase in accounts receivable, both at same hospitals and newly-acquired hospitals. This increase was due to higher volumes at same hospitals and acquisition hospitals, as well as temporary delays in billing of Medicare and Medicaid accounts receivable while waiting for assignment of applicable third-party provider numbers at those newly acquired hospitals. The use of the Company's cash in investing activities increased from $233.4 million in Fiscal 1998 to $412.3 million in Fiscal 1999, reflecting some larger, more expensive acquisitions during Fiscal 1999. The Company's cash flows from financing activities increased $183.5 million from $60.7 million provided in Fiscal 1998 to $244.2 million provided in Fiscal 1999, due primarily to borrowings related to acquisitions.

     Capital Resources

     In November 1999, the Company closed on a $600 million Credit Agreement (the "Credit Agreement"), thereby refinancing and replacing its existing $300 million credit agreement which expired on November 30, 1999. The Credit Agreement is an unsecured revolving credit loan, comprised of a $150 million 364-day credit loan and a $450 million 5-year credit loan. The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company's credit rating. Under either alternative, quarterly interest payments are required. The interest rate on the outstanding balance at September 30, 2000 was 7.6%. The Credit Agreement is a revolving and term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding revolving credit loans become due and payable. As described below, the Company utilized the proceeds from the issuance of subordinated notes and cancelled the $150 million 364-day credit loan portion of the Credit Agreement in September 2000.

     The Company also has a $15 million unsecured revolving credit commitment (increased from $10 million effective March 2000) with a bank. The $15 million credit is a working capital commitment which is tied to the Company's cash management system, and renews annually on November 1. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank's prime rate less 1/4%.

     In addition, the Company is obligated to pay certain commitment fees based upon amounts borrowed and available for borrowing during the terms of the credit agreements described above.

     The credit agreements contain covenants which, without prior consent of the banks, limit certain activities, including those relating to mergers, consolidations and the Company's ability to secure additional indebtedness, make guarantees, grant security interests and declare dividends. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage.

     On August 16, 2000, the Company sold $488.8 million face value of zero-coupon subordinated convertible notes for gross proceeds of $287.7 million. The notes mature on August 16, 2020 unless converted or redeemed earlier. The notes are convertible into the Company's common stock at a conversion rate of 29.5623 shares of common stock for each $1,000 principal amount of the notes (equivalent to the conversion price of $19.9125 per share). Interest on the notes is payable semiannually in arrears on August 16 and February 16 of each year, beginning February 16, 2001 at a rate of .25% per year on the principal amount at maturity. The rate of cash interest and accrual of original issue discount represent a yield to maturity of 3% per year calculated from August 16, 2000.

     Holders may require the Company to purchase all or a portion of their notes on August 16, 2003, August 16, 2008 and August 16, 2013 for a purchase price per note of $635.88, $724.58 and $827.53, respectively, plus accrued and unpaid interest to each purchase date. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. In addition, upon a change in control of the Company occurring on or before August 16, 2003, each holder may require the Company to repurchase all or a portion of such holder's notes. The Company may redeem all or a portion of the notes at any time on or after August 16, 2003. At September 30, 2000, there were 12.5 million shares of common stock reserved for future issuance upon the conversion of the Company's subordinated convertible notes.

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

     Capital Expenditures

     Effective July 1, 2000, the Company acquired the Lancaster Regional Medical Center pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration approximated $64 million, including $58 million in cash and the assumption of $6 million in liabilities.

     Effective September 1, 2000, the Company acquired Pasco Regional Medical Center pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration approximated $17 million in cash.

     Effective October 1, 2000, the Company acquired Davis Regional Medical Center pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration approximated $55 million in cash.

     During 1999 the Company repurchased 7.5 million shares of its stock at a total cost of $69.1 million, which completed a stock repurchase plan approved by the Board of Directors in February 1998. In September 1999 the Board of Directors approved a stock repurchase program of up to 25 million shares of common stock. On October 14, 1999 the Company executed a share repurchase agreement with an independent third party, whereby the third party agreed to "sell short" 5 million shares of the Company's common stock to the Company. As of October 19, 1999 the 5 million shares were delivered to the Company and became treasury stock. From October 15, 1999 to December 15, 1999, a period of 60 days, the third party covered the "short sale" by buying shares on the open market. On December 15, 1999 the Company reimbursed the third party the cost of the common stock purchased plus a commission plus interest (at LIBOR) on the outstanding balance of funds used to purchase the common stock. The total cost for the purchase of the 5 million shares of treasury stock was approximately $42.4 million.

     The Company had a number of hospital renovation/expansion projects underway at September 30, 2000. None of these projects are individually significant nor do they represent a significant commitment in total at September 30, 2000.

     The Company anticipates spending approximately $75-85 million for capital equipment and renovations during the fiscal year ending September 30, 2001 ("Fiscal 2001"). At the present time, cash on hand, internally generated funds in Fiscal 2001, and funds available under the Credit Facilities are expected to be sufficient to satisfy the Company's requirements for capital expenditures, future acquisitions and working capital in Fiscal 2001.

Impact of Seasonality and Inflation

     The Company's business is seasonal, with higher patient volumes and net patient service revenue in the second and third quarters of the Company's fiscal year. This seasonality occurs because more people become ill during the winter months, which results in significant increases in the number of patients treated in the Company's hospitals during those months.

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

Income Tax Examinations

     The Internal Revenue Service (the "IRS") has examined the Company's federal income tax returns for fiscal years 1995 through 1998. No material adjustments were proposed as a result of these examinations and the proposed adjustments were primarily timing differences.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Interest Rates

      The Company is exposed to interest rates, primarily as a result of its $450 million revolving credit agreement with a floating interest rate (see financial statement note No. 3). The following table summarizes principal cash flows and related weighted average interest rates by expected maturity dates. At September 30, 2000 the fair value of the Company's debt was $592.1 million, while the carrying value was approximately $526.7 million.

                                    2001      2002       2003      2004      2005      Thereafter        Total
                                    ----     -----      -----      ----      ----      ----------        -----
Long term debt
  (in millions):
Fixed rate long-term
  debt                              $6.5     $ 9.6      $ 4.5      $4.7      $4.4          $357.0       $386.7
Average interest rates               7.6%      7.5%       7.9%      7.9%      7.8%            3.9%         4.2%

Variable rate
  long-term debt                                                             $140.0                      $140.0
Average interest rate                                                        LIBOR+                      LIBOR+
                                                                             Spread                      Spread


Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Health Management Associates, Inc.
  Consolidated Financial Statements:
    Report of Independent Certified Public Accountants....................   29
    Consolidated Statements of Income -- for the years ended
      September 30, 2000, 1999 and 1998 ..................................   30
    Consolidated Balance Sheets --September 30, 2000 and 1999 ............   31
    Consolidated Statements of Stockholders' Equity -- for the
      years ended September 30, 2000, 1999 and 1998 ......................   33
    Consolidated Statements of Cash Flows -- for the years
      ended September 30, 2000, 1999 and 1998.............................   34
    Notes to Consolidated Financial Statements ...........................   36

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Health Management Associates, Inc.

     We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. at September 30, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP

Tampa, Florida
October 20, 2000

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Year ended September 30,
                                                                    ----------------------------------------------
                                                                       2000             1999               1998
                                                                    ----------       ----------         ----------
                                                                        (in thousands, except per share data)
Net patient service revenue ............                            $1,577,767       $1,355,707         $1,138,802

Costs and expenses:
  Salaries and benefits ................                               569,112          486,003            402,133
  Supplies and other ...................                               458,817          390,229            331,006
  Provision for doubtful accounts ......                               135,862          130,013             98,258
  Depreciation and amortization ........                                74,499           61,278             50,437
  Rent expense .........................                                38,118           33,146             26,930
  Interest, net ........................                                25,364            8,385              4,759
                                                                    ----------        ---------         ----------
      Total costs and expenses .........                             1,301,772        1,109,054            913,523
                                                                    ----------       ----------         ----------

Income before income taxes .............                               275,995          246,653            225,279

Provision for income taxes .............                               108,328           96,808             88,435
                                                                    ----------       ----------         ----------


Net income .............................                            $  167,667       $  149,845         $  136,844
                                                                    ==========       ==========         ==========


Net income per share:
   Basic ................................                           $      .69       $      .60         $      .55
                                                                    ==========       ==========         ==========
   Diluted ..............................                           $      .68       $      .59         $      .54
                                                                    ==========       ==========         ==========


Weighted average number of shares outstanding:
   Basic ................................                              241,946          250,467            249,049
                                                                    ==========       ==========         ==========
   Diluted ..............................                              247,277          255,067            255,575
                                                                    ==========       ==========         ==========

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                         September 30,
                                                                                 -----------------------------
                                                                                     2000              1999
                                                                                 -----------        ----------
                                                     ASSETS

Current assets:
  Cash and cash equivalents..........................................             $   16,471        $   12,926
  Accounts receivable, less allowance for doubtful
    accounts of $118,602 and $114,792 in 2000 and 1999,
    respectively.....................................................                343,583           321,771
  Accounts receivable -- other.......................................                 29,070            26,917
  Supplies, at cost..................................................                 39,207            32,038
  Prepaid expenses and other assets..................................                 18,659             9,324
  Funds held by trustee..............................................                  2,562             1,764
  Deferred income taxes..............................................                 37,411            30,813
                                                                                  ----------        ----------

     Total current assets............................................                486,963           435,553

Property, plant and equipment:
  Land and improvements..............................................                 47,365            40,212
  Buildings and improvements.........................................                793,363           610,292
  Leaseholds.........................................................                 97,174            91,528
  Equipment..........................................................                379,473           331,961
  Construction in progress...........................................                 35,444            68,463
                                                                                  ----------        ----------
                                                                                    1,352,819        1,142,456

  Less: accumulated depreciation and amortization....................               (287,489)         (229,967)
                                                                                  ----------        ----------

    Net property, plant and equipment................................              1,065,330           912,489


Funds held by trustee................................................                  2,005             4,131

Excess of cost over acquired net assets, net.........................                195,004           158,499

Deferred charges and other assets....................................                 22,763            16,709
                                                                                  ----------        ----------

                                                                                  $1,772,065        $1,527,381
                                                                                  ==========        ==========

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                          September 30,
                                                                                  ---------------------------
                                                                                     2000              1999
                                                                                  ----------        ---------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................                            $   78,227        $   73,595
  Accrued payroll and related taxes ..................                                27,029            29,402
  Accrued expenses and other liabilities .............                                32,909            30,604
  Due to third party payors ..........................                                22,972            21,774
  Income taxes - currently payable and deferred ......                                 2,122            20,278
  Current maturities of long-term debt ...............                                 6,523             9,351
                                                                                  ----------        ----------

    Total current liabilities ........................                               169,782           185,004


Deferred income taxes ................................                                34,496            32,877
Other long-term liabilities ..........................                                17,570            17,455
Long-term debt .......................................                               520,151           401,522


Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares
    authorized .......................................                                     -                 -
  Common stock, Class A, $.01 par value, 300,000
    shares authorized, 255,357 and 253,405
    shares issued and outstanding at
    September 30, 2000 and 1999, respectively ........                                 2,554             2,534
  Additional paid-in-capital .........................                               308,834           294,579
  Retained earnings ..................................                               830,169           662,502
                                                                                  ----------        ----------
                                                                                   1,141,557           959,615
    Less: treasury stock, 12,500 and 7,500 shares at
          September 30, 2000 and 1999, respectively ..                              (111,491)          (69,092)
                                                                                  ----------        ----------

    Total stockholders' equity ...................                                 1,030,066           890,523
                                                                                  ----------        ----------

                                                                                  $1,772,065        $1,527,381
                                                                                  ==========        ==========

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years ended September 30, 2000, 1999, and 1998

                                                     Common Stock
                                                ----------------------       Additional
                                                                 Par           Paid-in           Retained        Treasury
                                                Shares          Value          Capital           Earnings          Stock
                                                ------         -------        ---------         ----------       --------
                                                                            (in thousands)

Balance at September 30, 1997 ..                244,058        $2,441          $181,966         $375,813

   Exercise of stock options ...                  2,636            26            12,080                -
   Income tax benefit from exercise
     of stock options.............                    -             -             8,601                -
   Issuance of common stock for
     acquisition...................               4,864            49            79,951                -
   Proceeds from sale of
     equity put options............                   -             -             2,090                -
   Reclassification of put
     option obligation.............                   -           (25)          (43,011)               -
   Net income ...................                     -             -                 -          136,844
                                                -------        ------          --------         --------

Balance at September 30, 1998 ..                251,558         2,491           241,677          512,657

   Exercise of stock options ....                 1,847            18             6,436                -
   Income tax benefit from exercise
     of stock options.............                    -             -             3,455                -
   Expiration of put option
     obligation...................                    -            25            43,011                -
   Purchase of treasury stock,
     at cost......................                    -             -                 -                -         $ (69,092)
   Net income ...................                     -             -                 -          149,845                 -
                                                -------        ------          --------         --------         ---------

Balance at September 30, 1999...                253,405         2,534           294,579          662,502           (69,092)

  Exercise of stock options.....                  1,952            20            11,611                -                 -
  Income tax benefit from exercise
    of stock options..............                    -             -             2,644                -                 -
  Purchase of treasury stock,
    at cost.......................                    -             -                 -                -           (42,399)
  Net income....................                      -             -                 -          167,667                 -
                                                -------        ------          --------         --------         ---------

Balance at September 30, 2000...                255,357        $2,554          $308,834         $830,169         $(111,491)
                                                =======        ======          ========         ========         =========

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year ended September 30,
                                                                  --------------------------------------------
                                                                     2000              1999             1998
                                                                  ----------        ---------        ---------
                                                                                 (in thousands)
Cash flows from operating activities:
  Net income...................................................   $ 167,667         $ 149,845        $ 136,844
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization............................      74,499            61,278           50,437
      Loss on sale of fixed assets.............................          85               171               14
      Change in deferred income taxes..........................      (4,979)           (5,000)          (2,914)
      Changes in assets and liabilities,
        net of effects of acquisitions
        and dispositions:
          Accounts receivable..................................     (24,377)          (65,055)         (63,382)
          Supplies.............................................      (4,802)           (3,834)          (3,029)
          Prepaid expenses and
            other assets.......................................      (9,146)             (441)            (567)
          Deferred charges and
            other assets.......................................     (10,426)           (3,954)          (3,706)
          Accounts payable.....................................       4,632            22,878            5,182
          Accrued payroll, interest and
            other liabilities..................................       1,785             3,371           (4,658)
          Income taxes -- currently
            payable............................................     (18,156)           10,092            1,965
          Other long-term liabilities..........................         115            (1,002)           1,765
                                                                  ---------         ---------        ---------

Net cash provided by
  operating activities.........................................     176,897           168,349          117,951
                                                                  ---------         ---------        ---------

Cash flows from investing activities:
  Acquisition of facilities, net of
    cash acquired..............................................    (130,402)         (183,967)        (169,484)
  Additions to property, plant
    and equipment..............................................    (120,704)         (159,392)         (67,931)
  Proceeds from sale of property,
    plant and equipment........................................         207               111            4,047
  Purchase of treasury stock, at cost..........................     (42,399)          (69,092)               -
                                                                  ---------         ---------        ---------

Net cash used in investing
  activities...................................................    (293,298)         (412,340)        (233,368)
                                                                  ---------         ---------        ---------

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                            Year ended September 30,
                                                                   -------------------------------------------
                                                                      2000             1999             1998
                                                                   ---------         --------         --------
                                                                                 (in thousands)
Cash flows from financing activities:
  Proceeds from long-term borrowings............................   $ 447,117         $ 249,645        $ 80,995
  Principal payments on debt....................................    (342,774)          (17,229)        (39,850)
  Proceeds from issuance of common
    stock.......................................................      14,275            11,999          20,707
  Proceeds from sale of equity
    put options.................................................           -                 -           2,090
  Decrease (increase) in funds
    held by trustee.............................................       1,328              (183)         (3,221)
                                                                   ---------         ----------       ---------

Net cash provided by
  financing activities..........................................     119,946           244,232          60,721
                                                                   ---------         ---------        --------

Net increase (decrease) in cash and
  cash equivalents..............................................       3,545               241         (54,696)

Cash and cash equivalents at
   beginning of year............................................      12,926            12,685          67,381
                                                                   ---------         ---------        --------

Cash and cash equivalents at
   end of year..................................................   $  16,471         $  12,926        $ 12,685
                                                                   =========         =========        ========


Supplemental schedule of noncash
  investing and financing activities:

    Fair value of assets acquired
      (including cash)..........................................   $ 136,649         $ 218,863        $288,903
    Consideration: Cash paid....................................     130,402           183,967         169,484
                   Stock issued.................................           -                 -          80,000
                                                                   ---------         ---------        --------
    Liabilities assumed.........................................   $   6,247         $  34,896        $ 39,419
                                                                   =========         =========        ========

                            See accompanying notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000

1.       Business and summary of significant accounting policies

         Health Management Associates, Inc. ("the Company"), through its subsidiary companies, substantially all of which are wholly-owned, provides health care services to patients in owned and leased facilities and provides management services under contracts to other health care organizations in the southeast and southwest United States. The Company consistently applies the following significant accounting policies:

         a.  Principles of consolidation
         The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has a 30-year management agreement with a hospital which commenced in January 1997. Since the agreement provides that the Company exercises complete control over the operations of the hospital, and bears the risks and rewards of ownership, the financial results of the hospital have been included in the accompanying consolidated statements of income since the commencement date of the agreement. All significant intercompany accounts and transactions have been eliminated.

         b.  Cash equivalents
         The Company considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. The Company's cash equivalents consist principally of investment grade instruments.

         c.  Property, plant and equipment
         Property, plant and equipment are carried at cost and include major expenditures which increase their values or extend their useful lives. Depreciation and amortization are computed using the straight line method based on estimated useful lives. Estimated useful lives for buildings and improvements range from twenty to forty years and for equipment range from three to ten years. Leaseholds are amortized on a straight-line basis over the terms of the respective leases. Depreciation expense was $63.7 million, $51.7 million and $43.9 million for the years ended September 30, 2000, 1999 and 1998, respectively.

         d. Excess of cost over acquired net assets, net and deferred charges and other assets
         Excess of cost over acquired net assets is being amortized on a straight-line basis over lives ranging from three to twenty-five years. Accumulated amortization relating thereto is $23.1 million and $15.2 million at September 30, 2000 and 1999, respectively. Deferred charges and other assets consist principally of deferred financing costs and certain non-productive assets held for sale. The financing costs are being amortized over the life of the related debt. The accumulated amortization of deferred financing costs was $2.9 million and $2.4 million at September 30, 2000 and 1999, respectively.

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

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.       Business and summary of significant accounting policies (continued)

         f.  Net patient service revenue and accounts receivable
         Approximately 60%, 60% and 62% of gross patient service charges for the years ended September 30, 2000, 1999 and 1998, respectively, relates to services rendered to patients covered by the Medicare and Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. Provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs' principles of payment/reimbursement (either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit, and provision is currently made for adjustments which may result. Revenues and receivables from government programs are significant to the Company's operations, but the Company does not believe that there are significant credit risks associated with these government programs.

         Estimates for contractual allowances under managed care health plans are based primarily on the payment terms of contractual arrangements such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

         Net patient service revenue is presented net of provisions for contractual adjustments and other allowances of $2.195 billion, $1.748 billion and $1.391 billion in 2000, 1999 and 1998, respectively, in the accompanying consolidated statements of income. In the ordinary course of business, the Company renders services in its facilities to patients who are financially unable to pay for the hospital care. The value of these services to patients who are unable to pay is not material to the Company's consolidated results of operations.

         g.  Income taxes
         Deferred income taxes at September 30, 2000 and 1999 relate principally to differences in the recognition of certain income and expense items for income tax and financial reporting purposes.

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

2.       Acquisitions and dispositions

         During 2000 the Company acquired certain assets of three hospitals (one at September 30, 2000) through purchase agreements for $130.4 million in cash and the assumption of $6.2 million in liabilities. During 1999 the Company acquired certain assets of four hospitals through one purchase and two long-term lease agreements for consideration totaling $218.9 million, which included $184.0 million in cash and the assumption of $34.9 million of liabilities. During 1998

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Acquisitions and dispositions (continued)

the Company acquired certain assets of six hospitals through various acquisition and long-term lease agreements for consideration totaling $288.9 million, which included $169.5 million in cash, $80.0 million in Company stock, and the assumption of $39.4 million in long-term debt. The foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price has been determined by the Company based upon available information and is subject to further refinement.

         The operating results of the foregoing hospitals(except for the September 30, 2000 acquisition) have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma combined summary of operations of the Company for each of the years in the three year period ended September 30, 2000 give effect to the operation of the hospitals purchased in 2000, 1999 and 1998 as if the acquisitions had occurred as of October 1, 1998, 1997 and 1996, respectively:

                                          2000       1999        1998
                                        -------    --------    --------
                                      (in millions, except per share data)

  Net patient service revenue......     $1,700.0    $1,602.5    $1,404.4
  Net income.......................     $  164.3    $  140.4    $  132.6
  Net income per share - Basic.....     $    .68    $    .56    $    .53
  Net income per share - Diluted...     $    .67    $    .55    $    .52

3.       Long-term debt
         The Company's long-term debt consists of the following:

                                                              September 30,
                                                           ------------------
                                                            2000       1999
                                                           -------   --------
                                                             (in thousands)

         Revolving Credit Agreements (a)...............    $140,000   $293,000
         Zero-Coupon Subordinated Convertible Notes
          due 2020 at 3%, net of discount of $200.2
          million at September 30, 2000(b).............     288,421          -
         Industrial Revenue Bond Issue (c).............       5,940      6,270
         Mortgage notes, secured by real and
         personal property (d).........................      53,592     75,360
         Various mortgage and installment notes and
          debentures, some secured by equipment,
          at interest rates ranging from 6% to
          prime plus 1%, payable through 2009..........      11,325      6,162
         Capitalized lease obligations (see Note 4)....      27,396     30,081
                                                           --------   --------
                                                            526,674    410,873
         Less current maturities ......................       6,523      9,351
                                                           --------   --------

                                                           $520,151   $401,522
                                                           ========   ========
         a.  Revolving Credit Agreements
         In November 1999, the Company closed on a $600 million Credit Agreement (the "Credit Agreement"), thereby refinancing and replacing its existing $300 million credit agreement which expired on November 30, 1999. The Credit Agreement is an unsecured revolving credit loan, comprised of a $150 million 364-day credit loan and a $450 million 5-year credit loan. The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently at LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company's credit rating. Under either alternative, quarterly interest payments are required. The

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Long-term debt (Continued)

interest rate on the outstanding balance at September 30, 2000 was 7.6%. The Credit Agreement is a revolving and term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding revolving credit loans become due and payable. As described below, the Company utilized the proceeds from the issuance of subordinated notes and cancelled the $150 million 364-day credit loan portion of the Credit Agreement in September 2000.

         The Company also has a $15 million unsecured revolving credit commitment (increased from $10 million effective March 2000) with a bank. The $15 million credit is a working capital commitment which is tied to the Company's cash management system, and renews annually on November 1. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank's prime rate less 1/4%.

         In addition, the Company is obligated to pay certain commitment fees based upon amounts borrowed and available for borrowing during the terms of the credit agreements described above.

         The credit agreements contain covenants which, without prior consent of the banks, limit certain activities, including those relating to mergers, consolidations and the Company's ability to secure additional indebtedness, make guarantees, grant security interests and declare dividends. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage.

         b.  Subordinated Convertible Notes
         On August 16, 2000, the Company sold $488.8 million face value of zero-coupon subordinated convertible notes for gross proceeds of $287.7 million. The notes mature on August 16, 2020 unless converted or redeemed earlier. The notes are convertible into the Company's common stock at a conversion rate of 29.5623 shares of common stock for each $1,000 principal amount of the notes (equivalent to a conversion price of $19.9125 per share). Interest on the notes is payable semiannually in arrears on August 16 and February 16 of each year, beginning February 16, 2001 at a rate of .25% per year on the principal amount at maturity. The rate of cash interest and accrual of original issue discount represent a yield to maturity of 3% per year calculated from August 16, 2000.

         Holders may require the Company to purchase all or a portion of their notes on August 16, 2003, August 16, 2008 and August 16, 2013 for a purchase price per note of $635.88, $724.58 and $827.53, respectively, plus accrued and unpaid interest to each purchase date. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. In addition, upon a change in control of the Company occurring on or before August 16, 2003, each holder may require the Company to repurchase all or a portion of such holder's notes. The Company may redeem all or a portion of the notes at any time on or after August 16, 2003.

         c.  Industrial Revenue Bond Issue
         The Company has one Industrial Revenue Bond issue outstanding at September 30, 2000 and 1999, which is secured by all real and personal property of the facility with aggregate net book value of $11.0 million and $10.8 million, respectively, and a pledge of the stock of the subsidiary owning the facility; payment of principal and interest is unconditionally guaranteed by the Company. The bonds are serial bonds with maturities and rates ranging from September 1, 2005 to September 1, 2011 and 8.5% to 8.75%, respectively. The Company makes monthly sinking-fund payments in amounts sufficient to cover principal and interest payment requirements.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Long-term debt (Continued)


         d. Mortgage Notes
         The Company has six mortgage notes which are secured by all the real and personal property related to five facilities with a net book value of $78.0 million and $88.9 million at September 30, 2000 and 1999, respectively. The notes are payable in various installments with maturity dates ranging from 2001 through 2007 and carry interest rates ranging from prime to 11.5%.

         As of September 30, 2000, the quoted market price for the subordinated convertible notes was approximately $353.8 million. The fair value of the other debt included above, based on available market information, approximates its carrying value.

         Maturities of long-term debt and capital leases for the next five years and thereafter, are as follows (in thousands):

                                  2001        $  6,523
                                  2002           9,557
                                  2003           4,551
                                  2004           4,663
                                  2005         144,405
                                  Thereafter   356,975

         The Company paid interest of $31.1 million, $14.4 million and $8.6 million for the years ended September 30, 2000, 1999 and 1998, respectively. Capitalized interest totaled $3.1 million, $4.3 million and $1.3 million for the years ended September 30, 2000, 1999 and 1998 respectively.

4.       Leases

         The Company leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Future minimum operating and capital lease payments, including amounts relating to leased hospitals, are as follows at September 30, 2000 (in thousands):

                               Operating            Capital
                       -------------------------  ------------
                                                      Real
                           Real                   Property and
September 30,            Property     Equipment     Equipment        Total
-------------          -----------   -----------  ------------    -----------
2001 .................   $ 4,484       $14,096        $ 3,608       $ 22,188
2002 .................     3,850        11,074          3,408         18,332
2003 .................     3,277         7,692          3,280         14,249
2004 .................     2,341         4,750          3,153         10,244
2005 .................     2,057         2,541          2,813          7,411
Thereafter ...........    19,488           741         41,876         62,105
                         -------       -------        -------       --------

Total minimum payments   $35,497       $40,894         58,138       $134,529
                         =======       =======                      ========

Less amounts
  representing interest                                30,742
                                                      -------

Present value of
  minimum lease
  payments ...........                                $27,396
                                                      =======

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Leases (continued)

     The following summarizes amounts related to assets leased by the Company under capital leases (in thousands):

                                                          September 30,
                                                    ------------------------
                                                        2000         1999
                                                    -----------  -----------

     Cost..............................               $70,139      $69,855
     Accumulated amortization..........                13,503        9,943
                                                      -------      -------
     Net book value....................               $56,636      $59,912
                                                      =======      =======


     The Company entered into capitalized leases for equipment of $.2 million, $.8 million and $.1 million for the years ended September 30, 2000, 1999 and 1998, respectively.

5.   Income taxes

     The significant components of the provision for income taxes are as follows (in thousands):

                                                                       Year ended September 30,
                                                           -------------------------------------------------
                                                             2000                 1999                1998
                                                           ---------            ---------           --------
Federal:
  Current .............................                     $ 96,713              $85,248            $80,086
  Deferred ............................                       (3,439)              (2,777)            (4,076)
                                                            --------             --------            -------
      Total Federal ...................                       93,274               82,471             76,010
State:
  Current and deferred ................                       15,054               14,337             12,425
                                                            --------              -------            -------
     Total ............................                     $108,328              $96,808            $88,435
                                                            ========              =======            =======

         An analysis of the Company's effective income tax rates is as follows:

                                                                 Year ended September 30,
                                          ----------------------------------------------------------------------
                                                 2000                     1999                      1998
                                          ------------------    ------------------------   ---------------------
Statutory income
  tax rate ...............                $ 96,598      35.0%        $86,329        35.0%      $78,848      35.0%

State income taxes, net
  of Federal benefit .....                  10,797       3.9           9,319         3.8         8,076       3.6
Other items (each less
  than 5% of computed
  tax) ..................                      933        .4           1,160          .5         1,511        .7
                                          --------      ----         -------        ----       -------      ----

    Total ...............                 $108,328      39.3%        $96,808        39.3%      $88,435      39.3%
                                          ========      ====         =======        ====       =======      ====

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   Income taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred income tax assets and liabilities are comprised of the following:

                                                      September 30,
                                                  ------------------------
                                                    2000           1999
                                                  --------       ---------
                                                      (in thousands)
     Deferred income tax assets:
           Self insurance liability risks          $ 2,498        $ 4,467
           Allowance for doubtful accounts          26,201         21,096
           Cash basis method of accounting           8,712          5,250
                                                   -------        -------
                                                    37,411         30,813
     Valuation allowance for
         deferred income tax assets                      -              -
                                                   -------        -------
     Net deferred income tax assets                 37,411         30,813

     Deferred income tax liabilities:
           Depreciable assets                       32,334         30,992
           Other                                     2,162          1,885
                                                   -------        -------

     Net deferred income tax asset
            (liability)                            $ 2,915        $(2,064)
                                                   =======        =======

     Income taxes paid (net of refunds) amounted to $123.6 million,$79.3 million, and $77.8 million for the years ended September 30, 2000, 1999 and 1998, respectively.

6.   Retirement plan

     The Company has a defined contribution retirement plan which covers substantially all eligible employees at its hospitals and the corporate office. This plan includes a provision for the Company to match a portion of employee contributions. Total retirement program expense was $4.0 million, $3.8 million and $3.2 million for the years ended September 30, 2000, 1999 and 1998, respectively.

7.   Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.   Earnings Per Share (continued)

                                                                           Year ended September 30,
                                                                  --------------------------------------
                                                                    2000          1999            1998
                                                                  --------      --------       ---------
     Numerator:
        Numerator for basic earnings
          per share - net income                                  $167,667      $149,845        $136,844
        Effect of convertible debt                                     655             -               -
                                                                  --------      --------        --------

        Numerator for diluted
          earnings per share                                      $168,322      $149,845        $136,844
                                                                  ========      ========        ========

     Denominator:
        Denominator for basic earnings
          per share-weighted average shares                        241,946       250,467         249,049
        Effect of dilutive securities:
          Employee stock options                                     3,550         4,600           6,526
          Convertible debt                                           1,781             -               -
                                                                  --------      --------        --------

        Denominator for diluted
          earnings per share                                       247,277       255,067         255,575
                                                                  ========      ========        ========

     Basic earnings per share                                     $    .69      $    .60        $    .55
                                                                  ========      ========        ========
     Diluted earnings per share                                   $    .68      $    .59        $    .54
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

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.   Stockholders' equity (continued)

     Pertinent information covering the plans is summarized below:

                                                                   Price            Weighted
                                             Shares                Range          Average Price
                                           ----------          -------------      -------------
                                         (in thousands)
     Balance at September 30, 1997            19,762            1.24 - 10.33           3.58
          Granted                              1,690                   21.63          21.63
          Exercised                           (2,237)           1.24 - 12.72           4.89
          Terminated                            (838)           5.16 - 21.63           9.84
                                              ------
     Balance at September 30, 1998            18,377            1.24 - 21.63           8.36
          Granted                              3,688            8.25 - 13.00          12.72
          Exercised                           (1,623)           2.07 - 12.72           3.43
          Terminated                            (204)          10.33 - 21.63          18.61
                                              ------
     Balance at September 30, 1999            20,238            1.24 - 21.63          10.30
          Granted                              3,807           12.13 - 14.69          12.14
          Exercised                           (1,809)           1.24 - 13.00           5.97
          Terminated                          (  403)          10.33 - 21.63          16.14
                                              ------
     Balance at September 30, 2000            21,833            1.24 - 21.63
                                              ======

     Exercisable at
       September 30, 2000                     14,685
                                              ======

     The following table summarizes information concerning currently outstanding and exercisable options:

                        Options Outstanding                         Options Exercisable
     --------------------------------------------------------     -----------------------

                                     Weighted
                                      Average       Weighted                     Weighted
        Range of                     Remaining       Average                      Average
        Exercise       Number       Contractual     Exercise       Number        Exercise
         Prices      Outstanding        Life         Price       Exercisable       Price
     -------------   -----------    -----------    --------      -----------     ---------
     $ 1.24-$10.50    6,817,000         3.5         $ 5.25        6,601,000       $ 5.15
     $12.13-$21.63   15,016,000         8.5         $13.43        8,084,000       $13.48

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk- free interest rate of 6.56%, 5.81% - 6.18% and 5.78%; no dividend yields; volatility factor of the expected market price of the Company's common stock of .486, .446 and .342; and weighted average expected lives of the options of 7 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                                2000         1999         1998
                                             ---------    ---------    ---------
     Pro forma net income                    $ 156,702    $ 138,588    $ 132,112
     Pro forma earnings per share:
       Basic                                 $     .65     $    .55     $    .53
       Diluted                               $     .64     $    .54     $    .52

     At September 30, 2000 there were approximately 16.1 million shares of common stock reserved for future issuance under the plans. In addition, the Company has granted options for shares of Class A Common Stock to six non-employee directors. At September 30, 2000 there were approximately 205,000 options outstanding at $2.07 to $21.63 per share, expiring in 2002 through 2010.

     The Company also has a Stock Incentive Plan for corporate officers and management staff. This plan provides for the awarding of additional compensation to key personnel in the form of Company stock. The stock will be issued to the grantee four years after the date of grant, provided the individual is still an employee of the Company. At September 30, 2000 there were approximately 455,000 shares reserved under the plan, for which the Company has recorded $1.5 million, $1.5 million and $1.2 million of compensation expense for the years ended September 30, 2000, 1999 and 1998, respectively.

     In February 1998 the Board of Directors approved a stock repurchase program. In connection with the program, put options were sold to an independent third party in September 1998. Proceeds of $2,090,000 from the issuance of the put options were accounted for as additional paid-in-capital. Each put option entitled the holder to sell one share of the Company's common stock to the Company at a price of $17.50 per share. At September 30, 1998, 2,459,000 put options were outstanding, which were exercisable only at maturity and expired at various dates from November 1998 to December 1998. The potential repurchase obligation of $43,036,000 was reclassified from stockholders' equity to a liability as of September 30, 1998. Subsequent to year end, the liability was eliminated in connection with the expiration of the put options.

     During 1999 the Company repurchased 7.5 million shares of its stock at a cost of $69.1 million, which completed the February 1998 stock repurchase plan referred to above. In September 1999 the Board of Directors approved a stock repurchase program of up to 25 million shares of common stock. On October 14, 1999 the Company executed a share repurchase agreement with an independent third party, whereby the third party agreed to "sell short" 5 million shares of the Company's common stock to the Company. As of October 19, 1999 the 5 million shares were delivered to the Company and became treasury stock. From October 15, 1999 to December 15, 1999, a period of 60 days, the third party covered the "short sale" by buying shares on the open market. On December 15, 1999 the Company reimbursed the third party $42,399,000, which represented the cost of the common stock purchased plus a commission plus interest (at LIBOR) on the outstanding balance of funds used to purchase the common stock. At September 30, 2000, there were 12.5 million shares of common stock reserved for future issuance upon the conversion of the Company's subordinated convertible notes.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   Professional and liability risks

     The Company has a layered claims-made self-insurance program with a major insurance carrier for its professional liability risks. An umbrella policy provides $35 million of coverage in excess of an underlying limit of $4 million depending upon layer structures and the dollar amounts of claims settled.

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

10.  Commitments

     The Company has a number of hospital renovation/expansion projects underway at September 30, 2000. None of these projects are individually significant nor do they represent a significant commitment in total at September 30, 2000.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  Quarterly data (unaudited)

                                                  Years ended September 30, 2000 and 1999
                                                   (in thousands, except per share data)

                                                           Quarter
                                       1st           2nd            3rd            4th             Total
                                    --------      --------       ---------       --------       ----------
   2000
----------

Net patient
  service revenue...........        $370,094      $408,655       $391,099        $407,919       $1,577,767
Income before income
  taxes.....................          56,451        83,103         72,138          64,303          275,995
Net income..................          34,292        50,487         43,823          39,065          167,667
Net income per share:
         Basic..............        $    .14      $    .21       $    .18        $    .16       $      .69
         Diluted............        $    .14      $    .21       $    .18        $    .16       $      .68
Weighted average
  number of shares:
         Basic..............         241,916       241,064        242,078         242,816          241,946
         Diluted............         245,015       244,979        245,917         254,788          247,277


   1999
----------

Net patient
  service revenue...........        $305,496      $339,748       $352,473        $357,990       $1,355,707
Income before income
  taxes.....................          50,953        78,534         63,796          53,370          246,653
Net income..................          30,955        47,707         38,757          32,426          149,845
Net income per share:
         Basic..............        $    .12      $    .19       $    .15        $    .13       $      .60
         Diluted............        $    .12      $    .19       $    .15        $    .13       $      .59
Weighted average
  number of shares:
         Basic..............         251,653       251,905        251,972         247,805          250,467
         Diluted............         258,114       256,497        256,513         250,617          255,067

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this Item is (i) incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 20, 2001 under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's fiscal year and (ii) set forth under "Executive Officers of the Registrant" in Part I of this Report.

Item 11.  Executive Compensation

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on February 20, 2001 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 20, 2001 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 13.  Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 20, 2001 under "Certain Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

Item 14(a)(1), 14(a)(2) and 14(d):

      The following financial statement schedule is filed as part of this Report at page 50 hereof:

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

Item 14(a)(3) and 14(c):  See Index to Exhibits.

Item 14(b):

      During the last quarter of the fiscal year ended September 30, 2000, the Registrant did not file a Current Report on Form 8-K.

                      HEALTH MANAGEMENT ASSOCIATES, INC.
                    SCHEDULE II - VALUATION AND QUALIFYING
                      ACCOUNTS (in thousands of dollars)


                                     Balance at    Acquisitions                      Charged                      Balance at
                                   Beginning of        and          Charges to       to other                       End of
                                      Period       Dispositions    Operations(a)     Accounts    Deductions(b)      Period
                                   ------------    ------------    -------------     --------    -------------      ------
Year ended September 30, 1998
  Allowance for doubtful
    accounts..................         $ 54,055       $16,388        $119,797       $    -         $102,440        $ 87,800
                                       ========       =======        ========       =========      ========        ========

Year ended September 30, 1999
  Allowance for doubtful
    accounts..................         $ 87,800       $20,818        $153,021       $    -         $146,847        $114,792
                                       ========       =======        ========       =========      ========        ========

Year ended September 30, 2000
  Allowance for doubtful
    accounts..................         $114,792       $     -        $169,712       $    -         $165,902        $118,602
                                       ========       =======        ========       =========      ========        ========

_____________________

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

HEALTH MANAGEMENT ASSOCIATES, INC.


By /s/ William J. Schoen               Chairman of the Board
  ---------------------------------             and                December 5, 2000
       William J. Schoen               Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


 /s/ William J. Schoen                 Chairman of the Board
-----------------------------------            and                 December 5, 2000
     William J. Schoen                  Chief Executive Officer
                                        (Principal Executive
                                        Officer)


 /s/ Stephen M. Ray                    Executive Vice President
-----------------------------------     - Finance                  December 5, 2000
     Stephen M. Ray                     (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)


 /s/ Kent P. Dauten
-----------------------------------
     Kent P. Dauten                       Director                 December 5, 2000


 /s/ Robert A. Knox
-----------------------------------
     Robert A. Knox                       Director                 December 5, 2000


 /s/ Charles R. Lees
-----------------------------------
     Charles R. Lees                      Director                 December 5, 2000


 /s/ Kenneth D. Lewis
-----------------------------------
     Kenneth D. Lewis                     Director                 December 5, 2000


 /s/ William E. Mayberry
-----------------------------------
     William E. Mayberry, M.D.            Director                 December 5, 2000


 /s/ Randolph W. Westerfield
-----------------------------------
     Randolph W. Westerfield, Ph.D.       Director                 December 5, 2000

                               INDEX TO EXHIBITS


(2) Plan of acquisition, reorganization, arrangement, liquidation or succession

          Not applicable.

(3)       (i)      Articles of Incorporation

3.1/(i)/  Fifth Restated Certificate of Incorporation.  (Exhibit 3.1)

3.2/(s)/ Certificate of Amendment to Fifth Restated Certificate of Incorporation. (Exhibit 3.2)


          (ii)     By-laws

3.3/(s)/           By-laws, as amended.  (Exhibit 3.3)

(4)       Instruments defining rights of security holders, including indentures

The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

4.1/(f)/           Specimen Stock Certificate. (Exhibit 4.11)


4.5/(s)/ Credit Agreement by and among Health Management Associates, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and as Lender, First Union National Bank, as Syndication Agent and as Lender, and the Chase Manhattan Bank, as Syndication Agent and as Lender, and The Lenders Party Hereto From Time To Time, dated November 30, 1999. (Exhibit 4.5)

4.6/(t)/ Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc. pertaining to a $15 million working capital and cash management line of credit. (Exhibit 4.1)

(9)       Voting Trust Agreement

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

10.33/(q)/     Lease Agreement made as of June 1, 1998 between Hernando County,
               Florida and Hernando HMA, Inc. (Exhibit 10.2)

10.34/(r)/     Agreement by and among Methodist Healthcare-Jackson Hospitals,
               Methodist Healthcare Central Mississippi Medical Associates,
               Jackson HMA, Inc., Health Management Associates, Inc. and
               Methodist Healthcare, as Guarantor, dated February 16, 1999
               (Exhibit 10.1).

10.35/(u)/     Amendment No. 5 to the Health Management Associates, Inc. 1996
               Executive Incentive Compensation Plan. (Exhibit 10.1)

10.36/(u)/     Amendment No. 6 to the Health Management Associates, Inc. 1996
               Executive Incentive Compensation Plan. (Exhibit 10.2)

10.37 Amendment No. 10 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan is filed as part of this Report as Exhibit 10.37 at page 58 hereof.

10.38 Amendment No. 8 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan is filed as part of this Report as Exhibit 10.38 at page 59 hereof.

10.39 Amendment to Stock Option Agreements between Health Management Associates, Inc. and William J. Schoen dated as of December 5, 2000 is filed as part of this Report as Exhibit 10.39 at page 60 hereof.

10.40          Third Amendment to the Health Management Associates, Inc.
               Supplemental Retirement Plan is filed as part of this Report as
               Exhibit 10.40 at page 62 hereof.


(11)   Statement re computation of per share earnings

       Not applicable.

(12)    Statements re computation of ratios

        Not applicable.

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

        Not applicable.

(16)    Letter re change in certifying accountant

        Not applicable.

(18)    Letter re change in accounting principles

        Not applicable.

(21)    Subsidiaries of the registrant

21.1 Subsidiaries of the registrant are listed on Exhibit 21.1 included herein at page 65 of this Report.


(22)    Published report regarding matters submitted to vote of security holders

        None.

(23)    Consent of experts and counsel

23.1           Consent of Ernst & Young LLP is filed as part of this Report as
               Exhibit 23.1 at page 66 hereof.

(24)    Power of Attorney

        Not applicable.

(27)    Financial Data Schedule

27.1           Financial Data Schedule is filed as part of this Report as
               Exhibit 27.1 at page 67 hereof.

(99)    Additional Exhibits

        None.

________________________________

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

(s) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(t) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter year ended March 31, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(u) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter year ended June 30, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.