Form 10-Q
period 2000-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2001-02-13
CIK 792985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transaction period from    to
                                                      ----  ----

                        Commission File Number  000-18799
                                               -----------


                       HEALTH MANAGEMENT ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                         61-0963645
---------------------------------              ---------------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)

   5811 Pelican Bay Boulevard, Suite 500, Naples, Florida         34108-2710
---------------------------------------------------------       --------------
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


At February 7, 2001, the following shares of the Registrant were outstanding:

                  Class A Common Stock      243,586,952 shares

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Consolidated Statements of Income --
           Three Months Ended December 31, 2000 and 1999 ......................3

         Condensed Consolidated Balance Sheets--
           December 31, 2000 and September 30, 2000 ...........................4

         Condensed Consolidated Statements of Cash Flows--
           Three Months Ended December 31, 2000 and 1999 ......................5

         Notes to Interim Condensed Consolidated Financial Statements .........6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................7-10

PART II.   OTHER INFORMATION .................................................11

Signatures ...................................................................12

Index To Exhibits .........................................................13-14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        Three months ended
                                                            December 31,
                                                     ---------------------------
                                                       2000               1999
                                                     --------          ---------

Net patient service revenue .......................  $434,237           $370,094

Costs and expenses:
   Salaries and benefits ..........................   169,153            136,428
   Supplies and other .............................   126,069            109,946
   Provision for doubtful accounts ................    35,905             34,173
   Depreciation and amortization ..................    21,430             18,132
   Rent expense ...................................     9,522              9,273
   Interest, net ..................................     6,036              5,691
                                                     --------           --------
       Total costs and expenses ...................   368,115            313,643
                                                     --------           --------


Income before income taxes ........................    66,122             56,451

Provision for income taxes ........................    25,944             22,159
                                                     --------           --------


Net income ........................................  $ 40,178           $ 34,292
                                                     ========           ========


Net income per share:
    Basic .........................................  $    .17           $    .14
                                                     ========           ========
    Diluted .......................................  $    .16           $    .14
                                                     ========           ========


Weighted average number of shares outstanding:

    Basic .........................................   243,234            241,916
                                                     ========           ========
    Diluted .......................................   264,297            245,015
                                                     ========           ========

                            See accompanying notes.
                                       3

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                     ------

                                                                               December 31,        September 30,
                                                                                   2000                2000
                                                                               ------------        ------------
                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents ...............................................    $   34,051           $   16,471
  Receivables--net ........................................................       398,569              372,653
  Supplies, prepaids and other assets .....................................        63,612               57,866
  Funds held by trustee ...................................................         2,495                2,562
  Deferred income taxes ...................................................        37,411               37,411
                                                                               ----------           ----------
       Total current assets ...............................................       536,138              486,963

Property, plant and equipment .............................................     1,367,751            1,352,819
  Less: accumulated depreciation and amortization .........................      (305,746)            (287,489)
                                                                               ----------           ----------
       Net property, plant and equipment ..................................     1,062,005            1,065,330

Other assets:
  Funds held by trustee ...................................................         1,939                2,005
  Excess of cost over acquired net assets, net ............................       207,432              195,004
  Deferred charges and other assets .......................................        17,810               22,763
                                                                               ----------           ----------
       Total ..............................................................       227,181              219,772
                                                                               ----------           ----------

                                                                               $1,825,324           $1,772,065
                                                                               ==========           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
  Accounts payable ........................................................    $   86,216           $   78,227
  Accrued expenses and other liabilities ..................................        88,195               82,910
  Income taxes--currently payable and deferred ............................        24,014                2,122
  Current maturities of long-term debt ....................................         6,645                6,523
                                                                               ----------           ----------
       Total current liabilities ..........................................       205,070              169,782

Deferred income taxes .....................................................        34,496               34,496
Other long-term liabilities ...............................................        17,765               17,570
Long-term debt ............................................................       492,636              520,151

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000
    shares authorized .....................................................             -                    -
  Common stock, Class A, $.01 par value, 750,000
    shares authorized, 256,073 and 255,357
    shares issued at December 31, 2000 and
    September 30, 2000, respectively ......................................         2,561                2,554
  Additional paid-in capital ..............................................       313,940              308,834
  Retained earnings .......................................................       870,347              830,169
                                                                               ----------           ----------
                                                                                1,186,848            1,141,557
  Less: treasury stock, 12,500 shares at cost .............................      (111,491)            (111,491)
                                                                               ----------           ----------
       Total stockholders' equity .........................................     1,075,357            1,030,066
                                                                               ----------           ----------

                                                                               $1,825,324           $1,772,065
                                                                               ==========           ==========

                            See accompanying notes.
                                       4

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Three months ended
                                                                                        December 31,
                                                                              -----------------------------
                                                                                 2000                1999
                                                                              --------             --------
Cash flows from operating activities:
  Net income ..............................................................   $ 40,178             $ 34,292
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization ........................................     21,430               18,132
     Loss on sale of fixed assets .........................................          4                    3
      Changes in assets and liabilities:
       Receivables--net ...................................................    (25,934)             (18,507)
       Supplies and other current assets ..................................     (5,746)              (3,104)
       Deferred charges and other assets ..................................     (9,980)              (3,243)
       Accounts payable ...................................................      7,989                7,679
       Accrued expenses and other liabilities .............................      5,376               (5,135)
       Income taxes--
         currently payable and deferred ...................................     21,892                7,389
       Other long term liabilities ........................................       (178)                 286
                                                                              --------             --------

          Net cash provided by
            operating activities ..........................................     55,031               37,792
                                                                              --------             --------
Cash flows from investing activities:

  Additions to property, plant and equipment ..............................    (16,520)             (28,525)
  Proceeds from sale of property, plant and
   equipment ..............................................................      2,792                   11
                                                                              --------             --------
          Net cash used in investing activities ...........................    (13,728)             (28,514)
                                                                              --------             --------
Cash flows from financing activities:

  Proceeds from long-term borrowings ......................................      2,673               47,405
  Principal payments on debt ..............................................    (31,641)              (2,282)
  Proceeds from issuance of common stock ..................................      5,112                   54
  Purchase of treasury stock, at cost .....................................          -              (42,399)
  Decrease (increase) in funds held by trustee ............................        133                 (308)
                                                                              --------             --------
          Net cash (used in) provided by
            financing activities ..........................................    (23,723)               2,470
                                                                              --------             --------

                Net increase in cash and cash
                  equivalents .............................................     17,580               11,748

Cash and cash equivalents at beginning of period ..........................     16,471               12,926
                                                                              --------             --------

Cash and cash equivalents at end of period ................................   $ 34,051             $ 24,674
                                                                              ========             ========

                             See accompanying notes.
                                       5

                       HEALTH MANAGEMENT ASSOCIATES, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
--------------------------

     The condensed consolidated balance sheet as of September 30, 2000 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 2000 Annual Report. The interim condensed consolidated financial statements at December 31, 2000 and for the three months ended December 31, 2000 and 1999 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 2000 Annual Report.

2.   Use of Estimates
---------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.

3.   Earnings Per Share
-----------------------

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                             December 31,
                                                      --------------------------
                                                        2000               1999
                                                      -------            -------
Numerator:
           Numerator for basic earnings per share-
              net income                              $40,178            $34,292
           Effect of convertible debt                   1,337                  -
                                                      -------            -------
           Numerator for diluted earnings per share   $41,515            $34,292
                                                      =======            =======

Denominator:
           Denominator for basic earnings
              per share-weighted average shares       243,234            241,916
           Effect of dilutive securities:
              Employee stock options                    6,614              3,099
              Convertible debt                         14,449                  -
                                                      -------            -------
           Denominator for diluted earnings
              per share                               264,297            245,015
                                                      =======            =======

Basic earnings per share                              $   .17            $   .14
                                                      =======            =======
Diluted earnings per share                            $   .16            $   .14
                                                      =======            =======

                             See accompanying notes.
                                       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     Results of Operations
     ---------------------
     Three months ended December 31, 2000 compared
     ---------------------------------------------
     to three months ended December 31, 1999
     ---------------------------------------

          Net patient service revenue for the three months ended December 31, 2000 ("2001 Period") was $434.2 million, as compared to $370.1 million for the three months ended December 31, 1999 ("2000 Period"). This represented an increase in net patient service revenue of $64.1 million, or 17.3%. Hospitals in operation for the entire 2001 Period and 2000 Period ("same hospitals") provided $25.3 million of the increase in net patient service revenue. The remaining net increase of $38.8 million included $39.4 million of net patient service revenue from the July 2000 acquisition of a 268-bed hospital, the September 2000 acquisition of a 120-bed hospital and the October 2000 acquisition of a 149-bed hospital, offset by a decrease of $.6 million in Corporate and miscellaneous other revenue.

          During the 2001 Period the Company's hospitals generated patient days of service and an occupancy rate of 209,431 and 44.7%, respectively, versus 194,260 and 45.3%, respectively, for the 2000 Period. Same hospital patient days and occupancy rates were 178,125 and 44.3%, respectively, for the 2001 Period, and 177,764 and 44.2%, respectively, for the 2000 Period. Same hospital admissions for the Company during the 2001 Period were 40,235, up 3.1% from the 39,021 admissions during the 2000 Period.

          The Company's operating expenses (salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2001 Period were $340.6 million or 78.4% of net patient service revenue as compared to $289.8 million or 78.3% of net patient service revenue for the 2000 Period. Of the total $50.8 million increase, approximately $17.7 million related to same hospitals, which was largely attributable to increased inpatient and outpatient volumes. Another $32.6 million of increased operating expense related to the acquisitions mentioned previously. The remaining $.5 million represented the net increase in Corporate and miscellaneous other operating expenses.

          The Company's depreciation and amortization costs increased by $3.3 million and interest expense increased by $.3 million. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The increase in interest expense was due largely to increased acquisition related debt in the 2001 Period.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

          The Company's income before income taxes was $66.1 million for the 2001 Period as compared to $56.5 million for the 2000 Period, an increase of $9.6 million, or 17.0%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $25.9 million for the 2001 Period, as compared to $22.2 million for the 2000 Period. These provisions reflect effective income tax rates of approximately 39.2% for both periods. As a result of the foregoing, the Company's net income was $40.2 million for the 2001 Period as compared to $34.3 million for the 2000 Period.

     Liquidity and Capital Resources
     -------------------------------

     2001 Period Cash Flows compared to 2000 Period Cash Flows

          The Company's operating cash flows totaled $55.0 million for the 2001 Period as compared to $37.8 million for the 2000 Period. The continued positive cash flows from operating activities results from the Company's profitability and management of its working capital. The Company's investing activities used $13.7 million and $28.5 million for the 2001 Period and 2000 Period, respectively. Construction costs related to the replacement of existing hospitals accounted for the majority of the expenditures in the 2000 Period while ongoing renovation and capital equipment costs accounted for the majority of the expenditures in the 2001 Period. Financing activities used $23.7 million for the 2001 Period and provided net cash of $2.5 million for the 2000 Period. Increased principal payments on debt accounted for the majority of the net cash used in the 2001 period, while borrowings used primarily to finance the purchase of treasury stock accounted for the net cash provided in the 2000 period. See the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2000 and 1999 at page 5 of this Report.

     Capital Resources

          The Company currently has a 5-year $450 million Credit Agreement (the "Credit Agreement") due November 30, 2004. The Credit Agreement is a term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding amounts become due and payable. The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company's credit rating. Under either alternative, quarterly interest payments are required. As of January 31, 2001, the outstanding balance was $100 million.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

          The Company also has a $15 million unsecured revolving credit commitment with a bank. The $15 million credit is a working capital commitment which is tied to the Company's cash management system, and renews annually on November 1. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank's prime rate less 1/4%. As of January 31, 2001, there were no amounts outstanding under this credit commitment.

          On August 16, 2000, the Company sold $488.8 million face value of zero-coupon convertible senior subordinated debentures for gross proceeds of $287.7 million. The debentures mature on August 16, 2020 unless converted or redeemed earlier. The debentures are convertible into the Company's class A common stock at a conversion rate of 29.5623 shares for each $1,000 principal amount of debentures converted (equivalent to a conversion price of $19.9125 per share). Interest on the debentures is payable in arrears on August 16 and February 16 of each year, beginning February 16, 2001 at a rate of .25% per year on the principal amount due at maturity. The rate of cash interest and accrual of original issue discount represent a yield to maturity of 3% per year, calculated from August 16, 2000. The Company used the net proceeds generated from the sale and issuance of the debentures to pay down borrowings under its revolving credit facility.

          Neither the debentures nor the shares of class A common stock underlying the debentures were registered or required to be registered under the Securities Act of 1933 and were sold in the United States in a private placement under Rule 144A of the Securities Act. Pursuant to a Registration Rights Agreement with the holders of the debentures, the Company registered the debentures and the underlying class A common stock for resale under the Securities Act pursuant to a registration statement on Form S-3, which registration statement became effective with the Securities and Exchange Commission on January 17, 2001.

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

         b.  Reports on Form 8-K:
             -------------------

          Form 8-K Reporting Date--January 2, 2001
                   Item Reported--Item 5. Other Events and Regulation FD Disclosure. The Company filed Form 8-K to announce (a) the promotion of Mr. Joseph V. Vumbacco to Chief Executive Officer, (b) the continuation of Mr. William J. Schoen as Chairman of the Corporation and Chairman of the Board at least until January 1, 2004 and (c) the retirement of Mr. Earl Holland, Vice Chairman and Chief Operating Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HEALTH MANAGEMENT ASSOCIATES, INC.




DATE:  February 9, 2001                 BY:   /s/ Stephen M. Ray
                                             ---------------------------------
                                              Stephen M. Ray
                                              Executive Vice President-Finance
                                              (Duly authorized officer and
                                              Principal Financial Officer)

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

     Credit Agreement by and among Health Management Associates, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and as Lender, First Union National Bank, as Syndication Agent and as Lender, and the Chase Manhattan Bank, as Syndication Agent and as Lender, and The Lenders Party Hereto From Time To Time, dated November 30, 1999, previously filed and included as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

     Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc., pertaining to a $15 million working capital and cash management line of credit, previously filed and included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

(10) Material contracts.

     Employment Agreement for William J. Schoen dated January 2, 2001, previously filed and included as Exhibit 99.2 to the Company's Registration Statement Form S-8 as filed on January 12, 2001, is incorporated herein by reference.

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

(99) Additional exhibits.

     Not applicable.