Form 10-Q
period 2001-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2001-05-11
CIK 792985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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
     ----------------------------------------------------------------------
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

At May 4, 2001, the following shares of the Registrant were outstanding:

                  Class A Common Stock               245,071,639 shares

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Consolidated Statements of Income--
           Three Months Ended March 31, 2001 and 2000 ......................   3

         Consolidated Statements of Income--
           Six Months Ended March 31, 2001 and 2000 ........................   4

         Condensed Consolidated Balance Sheets--
           March 31, 2001 and September 30, 2000 ...........................   5

         Condensed Consolidated Statements of Cash Flows--
           Six Months Ended March 31, 2001 and 2000 ........................   6

         Notes to Interim Condensed Consolidated Financial Statements ...... 7-8

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................  9-13

PART II. OTHER INFORMATION ............................................... 14-15

Signatures ...............................................................    16

Index To Exhibits ........................................................ 17-18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                             Three months ended
                                                                 March 31,
                                                           ---------------------
                                                             2001         2000
                                                           --------     --------
Net patient service revenue ..........................     $481,144     $408,655

Costs and expenses:
   Salaries and benefits .............................      177,520      143,179
   Supplies and other ................................      135,666      115,183
   Provision for doubtful accounts ...................       33,051       32,885
   Depreciation and amortization .....................       22,116       18,534
   Rent expense ......................................       10,254        9,268
   Interest, net .....................................        5,272        6,503
   Non-cash charge for retirement benefits
     and write down of assets held for sale ..........       17,000         --
                                                           --------     --------
       Total costs and expenses ......................      400,879      325,552
                                                           --------     --------


Income before income taxes ...........................       80,265       83,103

Provision for income taxes ...........................       31,525       32,616
                                                           --------     --------


Net income ...........................................     $ 48,740     $ 50,487
                                                           ========     ========


Net income per share:
   Basic .............................................     $    .20     $    .21
                                                           ========     ========
   Diluted ...........................................     $    .19     $    .21
                                                           ========     ========


Weighted average number of shares outstanding:

   Basic .............................................      244,117      241,064
                                                           ========     ========
   Diluted ...........................................      263,100      244,979
                                                           ========     ========




                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             Six months ended
                                                                 March 31,
                                                           ---------------------
                                                             2001         2000
                                                           --------     --------
Net patient service revenue ..........................     $915,381     $778,749

Costs and expenses:
   Salaries and benefits .............................      346,673      279,607
   Supplies and other ................................      261,735      225,129
   Provision for doubtful accounts ...................       68,956       67,058
   Depreciation and amortization .....................       43,546       36,666
   Rent expense ......................................       19,776       18,542
   Interest, net .....................................       11,308       12,193
   Non-cash charge for retirement benefits
     and write down of assets held for sale ..........       17,000         --
                                                           --------     --------
       Total costs and expenses ......................      768,994      639,195
                                                           --------     --------


Income before income taxes ...........................      146,387      139,554

Provision for income taxes ...........................       57,469       54,775
                                                           --------     --------


Net income ...........................................     $ 88,918     $ 84,779
                                                           ========     ========



Net income per share:
   Basic .............................................     $    .36     $    .35
                                                           ========     ========
   Diluted ...........................................     $    .35     $    .35
                                                           ========     ========


Weighted average number of shares outstanding:

   Basic .............................................      243,671      241,492
                                                           ========     ========
   Diluted ...........................................      263,689      244,863
                                                           ========     ========






                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                     ------

                                                          March 31,    September 30,
                                                            2001           2000
                                                         -----------   -------------
                                                         (Unaudited)
Current assets:
  Cash and cash equivalents ..........................   $    41,548    $    16,471
  Receivables--net ...................................       392,505        372,653
  Supplies, prepaids and other assets ................        66,554         57,866
  Funds held by trustee ..............................         2,818          2,562
  Deferred income taxes ..............................        37,411         37,411
                                                         -----------    -----------
       Total current assets ..........................       540,836        486,963

Property, plant and equipment ........................     1,393,889      1,352,819
  Less accumulated depreciation and amortization .....      (324,855)      (287,489)
                                                         -----------    -----------
       Net property, plant and equipment .............     1,069,034      1,065,330

Other assets:
  Funds held by trustee ..............................         1,944          2,005
  Excess of cost over acquired net assets, net .......       206,833        195,004
  Deferred charges and other assets ..................        19,932         22,763
                                                         -----------    -----------
       Total .........................................       228,709        219,772
                                                         -----------    -----------

                                                         $ 1,838,579    $ 1,772,065
                                                         ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
  Accounts payable ...................................   $    87,340    $    78,227
  Accrued expenses and other liabilities .............        77,600         82,910
  Income taxes--currently payable and deferred .......         4,285          2,122
  Current maturities of long-term debt ...............         6,619          6,523
                                                         -----------    -----------
       Total current liabilities .....................       175,844        169,782

Deferred income taxes ................................        27,896         34,496
Other long-term liabilities ..........................        31,747         17,570
Long-term debt .......................................       464,940        520,151

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000
    shares authorized ................................          --             --
  Common stock, Class A, $.01 par value, 750,000
    shares authorized, 257,471 and 255,357
    shares issued and outstanding at March 31,
    2001 and September 30, 2000, respectively ........         2,575          2,554
  Additional paid-in capital .........................       327,981        308,834
  Retained earnings ..................................       919,087        830,169
                                                         -----------    -----------
                                                           1,249,643      1,141,557
  Less treasury stock, 12,500 shares at cost .........      (111,491)      (111,491)
                                                         -----------    -----------
       Total stockholders' equity ....................     1,138,152      1,030,066
                                                         -----------    -----------

                                                         $ 1,838,579    $ 1,772,065
                                                         ===========    ===========



                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Six months ended
                                                               March 31,
                                                        ----------------------
                                                          2001          2000
                                                        ---------    ---------
Cash flows from operating activities:
  Net income ........................................   $  88,918    $  84,779
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization ..................      43,546       36,666
     Provision for doubtful accounts ................      68,956       67,058
     Loss on sale of fixed assets ...................          10           16
     Charges for retirement benefits
       and write down of assets held for sale .......      17,000         --

     Changes in assets and liabilities:
       Receivables ..................................     (88,827)     (93,495)
       Supplies and other current assets ............      (8,688)      (9,133)
       Deferred charges and other assets ............      (5,569)      (6,943)
       Accounts payable .............................       9,113        2,873
       Accrued expenses and other liabilities .......      (5,219)       3,148
       Income taxes--
         currently payable and deferred .............       2,163      (12,511)
       Other long term liabilities ..................      (6,363)         477
                                                        ---------    ---------

          Net cash provided by operating activities .     115,040       72,935
                                                        ---------    ---------

Cash flows from investing activities:
  Additions to property, plant and equipment ........     (53,737)     (56,442)
  Proceeds from sale of property, plant and equipment       2,929          148
                                                        ---------    ---------

          Net cash used in investing activities .....     (50,808)     (56,294)
                                                        ---------    ---------

Cash flows from financing activities:
  Proceeds from long-term borrowings ................       5,314       47,810
  Principal payments on debt ........................     (63,442)     (11,449)
  (Increase) decrease in funds held by trustee ......        (195)         763
  Purchases of treasury stock .......................        --        (42,399)
  Proceeds from issuance of common stock ............      19,168          108
                                                        ---------    ---------

          Net cash used in financing activities .....     (39,155)      (5,167)
                                                        ---------    ---------

                Net increase in cash ................      25,077       11,474

Cash and cash equivalents at beginning of period ....      16,471       12,926
                                                        ---------    ---------

Cash and cash equivalents at end of period ..........   $  41,548    $  24,400
                                                        =========    =========


                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
-------------------------

     The condensed consolidated balance sheet as of September 30, 2000 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 2000 Annual Report. The interim condensed consolidated financial statements at March 31, 2001 and for the three and six month periods ended March 31, 2001 and 2000 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 2000 Annual Report.

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

3.  Earnings Per Share
----------------------

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                        Three months ended      Six months ended
                                             March 31,              March 31,
                                        -------------------   -------------------
                                          2001       2000       2001        2000
                                        --------   --------   --------   --------
 Numerator:
   Numerator for basic earnings per
    share-net income ................   $ 48,740   $ 50,487   $ 88,918   $ 84,779
   Effect of convertible debt .......      1,337       --        2,673       --
                                        --------   --------   --------   --------
   Numerator for diluted earnings
    per share .......................   $ 50,077   $ 50,487   $ 91,591   $ 84,779
                                        ========   ========   ========   ========

Denominator:
   Denominator for basic earnings
    per share-weighted average shares    244,117    241,064    243,671    241,492
   Effect of dilutive securities:
    Employee stock options ..........      4,534      3,915      5,569      3,371
    Convertible debt ................     14,449       --       14,449       --
                                        --------   --------   --------   --------
   Denominator for diluted earnings
    per share .......................    263,100    244,979    263,689    244,863
                                        ========   ========   ========   ========

Basic earnings per share ............   $    .20   $    .21   $    .36   $    .35
                                        ========   ========   ========   ========
Diluted earnings per share ..........   $    .19   $    .21   $    .35   $    .35
                                        ========   ========   ========   ========

                       HEALTH MANAGEMENT ASSOCIATES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Non-Cash Charge
-------------------

     The non-cash charge for retirement benefits and write down of assets held for sale represents (1) the present value of the future costs of retirement benefits granted to the Company's chairman pursuant to an employment agreement which became effective January 2, 2001, and (2) the write down of two hospital assets held for sale subsequent to their respective replacement.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Results of Operations
         ---------------------
         Three months ended March 31, 2001 compared
         ------------------------------------------
         to three months ended March 31, 2000
         ------------------------------------

              Net patient service revenue for the three months ended March 31, 2001 ("2001 Period") was $481.1 million as compared to $408.7 million for the three months ended March 31, 2000 ("2000 Period"). This represented an increase in net patient service revenue of $72.4 million or 17.7%. Hospitals in operation for the entire 2001 Period and 2000 Period ("same hospitals") provided $31.4 million of the increase in net patient service revenue, resulting from patient volume increases. The remaining increase of $41.0 million included $43.0 million of net patient service revenue from the July 2000 acquisition of a 268-bed hospital, the September 2000 acquisition of a 120-bed hospital and the October 2000 acquisition of a 149-bed hospital, offset by a decrease of $2.0 million in Corporate and other revenue.

              During the 2001 Period the Company's hospitals generated total patient days of service and an occupancy rate of 238,835 and 52.8%, respectively, versus 213,763 and 50.4%, respectively, for the 2000 Period. Same hospital patient days and occupancy for the 2001 Period were 206,644 and 52.6%, respectively, versus 201,018 and 50.5%, respectively for the 2000 Period. Same hospital admissions for the Company during the 2001 Period were 44,942, up 5.3% from the 42,669 admissions during the 2000 Period.

              The Company's operating expenses (salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2001 Period were $356.5 million or 74.1% of net patient service revenue as compared to $300.5 million or 73.5% of net patient service revenue for the 2000 Period. Of the total $56.0 million increase, approximately $20.0 million related to same hospitals, which was largely attributable to increased patient volumes. Another $35.5 million of increased operating expense related to the acquisitions mentioned previously. The remaining increase of $.5 million represented the net increase in Corporate and other operating expenses.

              The Company's depreciation and amortization costs increased by $3.6 million and interest expense decreased by $1.2 million. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The decrease in interest expense was due to improved interest rates on borrowings and increased investment income (which is netted against interest expense) in the 2001 period. The non-cash charge for retirement benefits and write down of assets held for sale represents (1) the present value of the future costs of retirement benefits granted to the Company's chairman pursuant to an employment agreement which became effective January 2, 2001, and (2) the write down of two hospital assets held for sale subsequent to their respective replacement.

Item 2.  Management's discussion and Analysis of Financial
         Condition and Results of Operations (continued)


              The Company's income before income taxes was $80.3 million for the 2001 Period. Excluding the non-recurring charge for retirement benefits and write down of assets held for sale of $17.0 million, income before income taxes was $97.3 million for the 2001 Period as compared to $83.1 million for the 2000 Period, an increase of $14.2 million or 17.1%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $31.5 million for the 2001 Period as compared to $32.6 million for the 2000 Period. These provisions reflect effective income tax rates of approximately 39.3% for both periods. As a result of the foregoing, the Company's net income was $48.7 million for the 2001 Period including the aforementioned charge, and $59.1 million for the 2001 Period excluding the charge, as compared to $50.5 million for the 2000 Period.

         Results of Operations
         ---------------------
         Six months ended March 31, 2001 compared
         ----------------------------------------
         to six months ended March 31, 2000
         ----------------------------------

              Net patient service revenue for the six months ended March 31, 2001 ("2001 Six Month Period") was $915.4 million, as compared to $778.7 million for the six months ended March 31, 2000 ("2000 Six Month Period"). This represented an increase in net patient service revenue of $136.7 million, or 17.6%. Same hospitals provided $56.6 million of the increase in net patient service revenue, resulting from patient volume increases. The remaining increase of $80.1 million included $82.5 million of net patient service revenue from the acquisitions mentioned previously, offset by a decrease of $2.4 million in Corporate and other revenue.

              During the 2001 Six Month Period the Company's hospitals generated 448,266 total patient days of service and an occupancy rate of 49.0%, respectively, versus 408,023 and 47.8%, respectively, for the 2000 Six Month Period. Same hospital patient days and occupancy for the 2001 Six Month Period were 384,769 and 48.4%, respectively, versus 378,782 and 47.3%, respectively, for the 2000 Six Month Period. Same hospital admissions for the Company during the 2001 Six Month Period were 85,177 up 4.3% from the 81,690 admissions during the 2000 Six Month Period.

              The Company's operating expenses (salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2001 Six Month Period were $697.1 million, or 76.2% of net patient service revenue as compared to $590.3 million or 75.8% of net patient service revenue for the 2000 Six Month Period. Of the total $106.8 million increase, approximately $37.8 million related to same hospitals, which was largely attributable to increased patient volumes. Another $68.1 million of increased operating expenses related to the hospital acquisitions mentioned previously. The remaining increase of $.9 million represented the net increase in Corporate and other operating expenses.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

              The Company's depreciation and amortization costs increased by $6.9 million and interest expense decreased by $.9 million. The increase in depreciation and amortization resulted primarily from the acquisitions previously mentioned. The decrease in interest expense was due to improved interest rates on borrowings and increased investment income (which is netted against interest expense) in the 2001 Six Month Period. The non-cash charge for retirement benefits and write down of assets held for sale represents (1) the present value of the future costs of retirement benefits granted to the Company's chairman pursuant to an employment agreement which became effective January 2, 2001, and
         (2) the write down of two hospital assets held for sale subsequent to their respective replacement.

              The Company's income before income taxes was $146.4 million for the 2001 Six Month Period. Excluding the non-recurring charge for retirement benefits and write down of assets held for sale of $17.0 million, income before income taxes was $163.4 for the 2001 Six Month Period as compared to $139.6 million for the 2000 Six Month Period, an increase of $23.8 million, or 17.0%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $57.5 million for the 2001 Six Month Period as compared to $54.8 million for the 2000 Six Month Period. These provisions reflect effective income tax rates of approximately 39.3% for both periods. As a result of the foregoing, the Company's net income was $88.9 million for the 2001 Six Month Period including the aforementioned charge, and $99.2 for the 2001 Six Month Period excluding the charge, as compared to $84.8 million for the 2000 Six Month Period.

         Liquidity and Capital Resources
         -------------------------------

              2001 Six Month Period Cash Flows compared to 2000 Six Month Period Cash Flows

              The Company's operating cash flows totaled $115.0 million for the 2001 Six Month Period as compared to $72.9 million for the 2000 Six Month Period. The continued positive cash flows from operating activities results from the Company's profitability and management of its working capital. The Company's investing activities used $50.8 million and $56.3 million for the 2001 Six Month Period and 2000 Six Month Period, respectively. Construction costs related to the replacement of existing hospitals accounted for the majority of the expenditures in the 2000 Six Month Period while ongoing renovation and capital equipment costs accounted for the majority of the expenditures in the 2001 Six Month Period. Financing activities used net cash of $39.2 million for the 2001 Six Month Period and $5.2 million for the 2000 Six Month Period. Increased principal payments on debt offset by proceeds from the issuance of common stock accounted for the majority of net cash used in the 2001 Six Month Period, while borrowings used primarily to finance the purchase of treasury stock accounted for the net cash used in the 2000 Six Month Period. See the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2001 and 2000 at page 6 of this Report.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)



         Capital Resources

              The Company currently has a 5-year $450 million Credit Agreement (the "Credit Agreement") due November 30, 2004. The Credit Agreement is a term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding amounts become due and payable. The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus 1.00 percent (6.06% at March 31, 2001), and will increase or decrease in relation to a change in the Company's credit rating. Under either alternative, quarterly interest payments are required. As of March 31, 2001, the outstanding balance was $80 million.

              The Company also has a $15 million unsecured revolving credit commitment with a bank. The $15 million credit is a working capital commitment which is tied to the Company's cash management system, and renews annually on November 1. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank's prime rate less .25%. As of March 31, 2001, there were no amounts outstanding under this credit commitment.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


         Forward-Looking Statements
         --------------------------

              Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," " expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care proposals for health care reform; the ability to enter into Medicare and Medicaid payment levels; liability and other claims asserted against the Company; competition; the loss of any significant ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund additional acquisitions or replacement facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         None.


Item 2.  Changes in Securities.
         ---------------------

         None.


Item 3.  Defaults upon Senior Securities.
         -------------------------------

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         At the Annual Meeting of Stockholders of the Company on February 20, 2001, the stockholders of the Company adopted proposals to:

         a) elect seven directors of the Company

                                               Votes For         Withheld
                                               ----------        ----------
            William J. Schoen                  210,450,829       2,818,891
            Kent P. Dauten                     210,394,530       2,875,190
            Robert A. Knox                     210,394,230       2,875,490
            Charles R. Lees                    210,394,280       2,875,440
            Kenneth D. Lewis                   210,394,530       2,875,190
            William E. Mayberry, M.D.          210,394,530       2,875,190
            Randolph W. Westerfield, Ph.D.     210,394,530       2,875,190

         b) approve and ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2001 (213,098,772 votes for; 61,174 votes against; 109,774 votes abstained)

Item 5.  Other Information.
         -----------------

         None.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         a. Exhibits:
            --------

            See Index to Exhibits located on page 17.

         ---------------------------------

         b. Reports on Form 8-K:
            -------------------

            Form 8-K Reporting Date--March 9, 2001
                     Item Reported--Item 5. Other Events and Regulation FD Disclosure. The Company filed Form 8-K to announce (a) the promotion of Mr. Robert E. Farnham to Senior Vice President and Chief Financial Officer and (b) the retirement of Mr. Stephen M. Ray, Executive Vice President and Chief Financial Officer.

                                   SIGNATURES

          Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HEALTH MANAGEMENT ASSOCIATES, INC.




DATE:  May 7, 2001                       BY:   /s/ Robert E. Farnham
                                              ------------------------------
                                              Robert E. Farnham
                                              Senior Vice President-Finance
                                              (Duly authorized officer and
                                              Principal Financial Officer)

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

     (ii) By-laws
          The By-laws, as amended are filed as part of this Report as Exhibit
          3.3 at page 19 hereof.

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

(10) Material contracts.

     Employment Agreement for William J. Schoen dated January 2, 2001, previously filed and included as Exhibit 99.2 to the Company's Registration Statement Form S-8 as filed on January 12, 2001 is incorporated herein by reference.

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

     Not applicable.
                                       18