Form 10-Q
period 2001-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2001-08-13
CIK 792985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission File Number 000-18799
                                              -----------


                       HEALTH MANAGEMENT ASSOCIATES, INC.
             ------------------------------------------------------
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

At August 9, 2001, the following shares of the Registrant were outstanding:


          Class A Common Stock   245,181,077 shares

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                 INDEX
                                 -----


PART I.  FINANCIAL INFORMATION                                        Page

Item 1.  Financial Statements

     Consolidated Statements of Income--
      Three Months Ended June 30, 2001 and 2000......................  3

     Consolidated Statements of Income--
      Nine Months Ended June 30, 2001 and 2000.......................  4

     Condensed Consolidated Balance Sheets--
       June 30, 2001 and September 30, 2000..........................  5

     Condensed Consolidated Statements of Cash Flows--
       Nine Months Ended June 30, 2001 and 2000......................  6

     Notes to Interim Condensed Consolidated Financial Statements....  7-8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................  9-13

PART II. OTHER INFORMATION...........................................  14

Signatures...........................................................  15

Index To Exhibits....................................................  16-17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                       HEALTH MANAGEMENT ASSOCIATES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                     Three months ended
                                                          June 30,
                                                     ------------------
                                                       2001      2000
                                                     --------  --------

Net patient service revenue........................  $473,203  $391,099

Costs and expenses:
 Salaries and benefits.............................   176,279   134,579
 Supplies and other................................   133,995   114,508
 Provision for doubtful accounts...................    36,158    34,353
 Depreciation and amortization.....................    22,876    19,094
 Rent expense......................................    10,239     9,660
 Interest, net.....................................     4,500     6,767
                                                     --------  --------
  Total costs and expenses.........................   384,047   318,961
                                                     --------  --------

Income before income taxes.........................    89,156    72,138

Provision for income taxes.........................    35,018    28,315
                                                     --------  --------


Net income.........................................  $ 54,138   $ 43,823
                                                     ========   ========


Net income per share:
 Basic...........................................    $    .22   $    .18
                                                     ========   ========
 Diluted.........................................    $    .21   $    .18
                                                     ========   ========


Weighted average number of shares outstanding:
 Basic...........................................     245,048    242,078
                                                     ========   ========
 Diluted ........................................     264,305    245,917
                                                     ========   ========




                            See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                         Nine months ended
                                                               June 30,
                                                      ----------------------
                                                         2001        2000
                                                      ----------  ----------

Net patient service revenue........................   $1,388,584  $1,169,848

Costs and expenses:
   Salaries and benefits...........................      522,952     414,186
   Supplies and other..............................      395,730     339,637
   Provision for doubtful accounts.................      105,114     101,411
   Depreciation and amortization...................       66,422      55,760
   Rent expense....................................       30,015      28,202
   Interest, net...................................       15,808      18,960
   Non-cash charge for retirement benefits
     and write down of assets held for sale........       17,000           -
                                                      ----------  ----------
       Total costs and expenses....................    1,153,041     958,156
                                                      ----------  ----------

Income before income taxes.........................      235,543     211,692

Provision for income taxes.........................       92,487      83,090
                                                      ----------  ----------


Net income ........................................   $  143,056  $  128,602
                                                      ==========  ==========



Net income per share:
 Basic.............................................   $      .59  $      .53
                                                      ==========  ==========
 Diluted...........................................   $      .56  $      .53
                                                      ==========  ==========


Weighted average number of shares outstanding:
 Basic.............................................      244,130     241,720
                                                      ==========  ==========
 Diluted...........................................      264,000     244,874
                                                      ==========  ==========




                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                     June 30,     September 30,
                                                       2001            2000
                         ASSETS                    -----------     -----------
                         ------                    (Unaudited)
Current assets:
 Cash and cash equivalents.......................  $   49,649      $   16,471
 Receivables--net................................     375,589         372,653
 Supplies, prepaids and other assets.............      66,803          57,866
 Funds held by trustee...........................       3,041           2,562
 Deferred income taxes...........................      37,411          37,411
                                                   ----------      ----------
   Total current assets..........................     532,493         486,963

Property, plant and equipment....................   1,439,313       1,352,819
 Less accumulated depreciation and amortization..    (344,895)       (287,489)
                                                   ----------      ----------
   Net property, plant and equipment.............   1,094,418       1,065,330

Other assets:
 Funds held by trustee...........................       1,942           2,005
 Excess of cost over acquired net assets, net....     229,962         195,004
 Deferred charges and other assets...............      22,322          22,763
                                                   ----------      ----------
   Total.........................................     254,226         219,772
                                                   ----------      ----------

                                                   $1,881,137      $1,772,065
                                                   ==========      ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
 Accounts payable................................  $   90,180      $   78,227
 Accrued expenses and other liabilities..........      77,751          82,910
 Income taxes--currently payable and deferred....       1,931           2,122
 Current maturities of long-term debt............       6,669           6,523
                                                   ----------      ----------
   Total current liabilities.....................     176,531         169,782

Deferred income taxes............................      27,896          34,496
Other long-term liabilities......................      35,124          17,570
Long-term debt...................................     448,057         520,151

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000
  shares authorized..............................           -               -
 Common stock, Class A, $.01 par value, 750,000
  shares authorized, 257,606 and 255,357
  shares issued and outstanding at June 30,
  2001 and September 30, 2000, respectively......       2,576           2,554
 Additional paid-in capital......................     329,219         308,834
 Retained earnings...............................     973,225         830,169
                                                   ----------      ----------
                                                    1,305,020       1,141,557
 Less treasury stock, 12,500 shares at cost......    (111,491)       (111,491)
                                                   ----------      ----------
   Total stockholders' equity....................   1,193,529       1,030,066
                                                   ----------      ----------

                                                   $1,881,137      $1,772,065
                                                   ==========      ==========


                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Nine months ended
                                                                 June 30,
                                                         ---------------------
                                                           2001        2000
                                                           ----        ----
Cash flows from operating activities:
 Net income...........................................  $ 143,056   $ 128,602
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization......................     66,422      55,760
   Provision for doubtful accounts....................    105,114     101,411
   Loss on sale of fixed assets.......................         10          31
   Charges for retirement benefits
    and write down of assets held for sale............     17,000           -

   Changes in assets and liabilities:
    Receivables.......................................   (104,568)   (109,928)
    Supplies and other current assets.................     (8,337)    (11,407)
    Deferred charges and other assets.................     (5,863)    (13,528)
    Accounts payable..................................     11,953      (2,033)
    Accrued expenses and other liabilities............     (6,028)        829
    Income taxes--
     currently payable and deferred...................       (191)    (18,108)
    Other long term liabilities.......................     (5,986)        816
                                                        ---------   ---------

      Net cash provided by operating activities .         212,582     132,445
                                                        ---------   ---------

Cash flows from investing activities:
 Acquisition of facilities, net of cash acquired......    (60,198)    (55,603)
 Additions to property, plant and equipment...........    (67,178)    (87,266)
 Proceeds from sale of property, plant and equipment        2,929         149
                                                        ---------   ---------

      Net cash used in investing activities...........   (124,447)   (142,720)
                                                        ---------   ---------

Cash flows from financing activities:
 Proceeds from long-term borrowings...................     27,958     103,214
 Principal payments on debt...........................   (102,905)    (50,925)
 (Increase) decrease in funds held by trustee.........       (416)        886
 Purchases of treasury stock..........................          -     (42,399)
 Proceeds from issuance of common stock...............     20,406       9,913
                                                        ---------   ---------

      Net cash (used in) provided by
       financing activities...........................    (54,957)     20,689
                                                        ---------   ---------

         Net increase in cash.........................     33,178      10,414

Cash and cash equivalents at beginning of period......     16,471      12,926
                                                        ---------   ---------

Cash and cash equivalents at end of period............  $  49,649   $  23,340
                                                        =========   =========




                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
------------------------

     The condensed consolidated balance sheet as of September 30, 2000 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the Company's) 2000 Annual Report. The interim condensed consolidated financial statements at June 30, 2001 and for the three and nine month periods ended June 30, 2001 and 2000 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 2000 Annual Report.

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

3.  Earnings Per Share
----------------------

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                         Three months ended  Nine months ended
                                              June 30,            June 30,
                                         ------------------  ------------------
                                           2001      2000      2001      2000
                                         --------  --------  --------  --------
Numerator:
   Numerator for basic earnings per
    share-net income                     $ 54,138  $ 43,823  $143,056  $128,602
   Effect of convertible debt               1,337         -     4,010         -
                                         --------  --------  --------  --------
   Numerator for diluted earnings
    per share                            $ 55,475  $ 43,823  $147,066  $128,602
                                         ========  ========  ========  ========

Denominator:
   Denominator for basic earnings
    per share-weighted average shares 245,048 242,078 244,130 241,720 Effect of dilutive securities:
    Employee stock options                  4,808     3,839     5,421     3,154
    Convertible debt                       14,449         -    14,449         -
                                         --------  --------  --------  --------
   Denominator for diluted earnings
    per share                             264,305   245,917   264,000   244,874
                                         ========  ========  ========  ========

Basic earnings per share                 $    .22  $    .18  $    .59  $    .53
                                         ========  ========  ========  ========
Diluted earnings per share               $    .21  $    .18  $    .56  $    .53
                                         ========  ========  ========  ========

                      HEALTH MANAGEMENT ASSOCIATES, INC.
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Non-Cash Charge
--------------------

     The non-cash charge for retirement benefits and write down of assets held for sale represents (1) the present value of the future costs of retirement benefits granted to the Company's chairman pursuant to an employment agreement which became effective January 2, 2001, and (2) the write down of two hospital assets held for sale subsequent to their respective replacement.

5.   Acquisition
----------------

     Effective July 19, 2001 the Company acquired a 200-bed hospital located in Carlisle, Pennsylvania pursuant to a Definitive Agreement and a Lease Agreement. The consideration totaled approximately $43.2 million in cash which included $5.1 million in net working capital and a $2.2 million prepaid lease payment. The Company financed this transaction using available cash on hand. The Company is obligated to the construction of a replacement hospital, subject to obtaining all required governmental and regulatory approvals.

6.  Recent Accounting Pronouncements
------------------------------------

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No.142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     The Company is required to adopt the provisions of SFAS No. 141 immediately and intends to early adopt SFAS No. 142 effective October 1, 2001. Any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through September 30, 2001. For the three and nine months ended June 30, 2001, the Company recognized $2.1 million and $6.3 million of goodwill amortization, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

       Results of Operations
       ---------------------
       Three months ended June 30, 2001 compared
       -----------------------------------------
       to three months ended June 30, 2000
       -----------------------------------

            Net patient service revenue for the three months ended June 30, 2001 ("2001 Period") was $473.2 million as compared to $391.1 million for the three months ended June 30, 2000 ("2000 Period"). This represented an increase in net patient service revenue of $82.1 million or 21.0%. Hospitals in operation for the entire 2001 Period and 2000 Period ("same hospitals") provided $36.7 million of the increase in net patient service revenue, resulting primarily from patient volume increases. The remaining increase of $45.4 million included $45.6 million of net patient service revenue from the July 2000 acquisition of a 268-bed hospital, the September 2000 acquisition of a 120-bed hospital and the October 2000 acquisition of a 149-bed hospital, offset by a decrease of $.2 million in Corporate and other revenue.

            During the 2001 Period the Company's hospitals generated total patient days of service and an occupancy rate of 216,296 and 47.6%, respectively, versus 187,273 and 45.3%, respectively, for the 2000 Period. Same hospital patient days and occupancy for the 2001 Period were 185,146 and 47.1%, respectively, versus 172,926 and 43.5%, respectively for the 2000 Period. Same hospital admissions for the Company during the 2001 Period were 41,182, up 6.7% from the 38,609 admissions during the 2000 Period.

            The Company's operating expenses (salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2001 Period were $ 356.7 million or 75.4% of net patient service revenue as compared to $293.1 million or 74.9% of net patient service revenue for the 2000 Period. Of the total $63.6 million increase, approximately $
       25.5 million related to same hospitals, which was largely attributable to increased patient volumes. Another $36.7 million of increased operating expense related to the acquisitions mentioned previously. The remaining increase of $1.4 million represented the net increase in Corporate and other operating expenses.

            The Company's depreciation and amortization costs increased by $3.8 million and interest expense decreased by $2.3 million. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously. The decrease in interest expense was due to improved interest rates on borrowings in the 2001 period.

              The Company's income before income taxes was $89.2 million for the 2001 Period as compared to $72.1 million for the 2000 Period, an increase of $17.1 million or 23.7%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $35.0 million for the 2001 Period as compared to $28.3 million for the 2000 Period. These provisions reflect effective income tax rates of approximately 39.3% for both periods. As a result of the foregoing, the Company's net income was $54.1 million for the 2001 Period as compared to $43.8 million for the 2000 Period.

Item 2.  Management's discussion and Analysis of Financial
         Condition and Results of Operations (continued)


     Results of Operations
     ---------------------
     Nine months ended June 30, 2001 compared
     ----------------------------------------
     to nine months ended June 30, 2000
     ----------------------------------

            Net patient service revenue for the nine months ended June 30, 2001 ("2001 Nine Month Period") was $1,388.6 million, as compared to $1,169.8 million for the nine months ended June 30, 2000 ("2000 Nine Month Period"). This represented an increase in net patient service revenue of $218.8 million, or 18.7%. Same hospitals provided $92.3 million of the increase in net patient service revenue, resulting primarily from patient volume increases. The remaining increase of $126.5 million included $129.1 million of net patient service revenue from the acquisitions mentioned previously, offset by a decrease of $2.6 million in Corporate and other revenue.

            During the 2001 Nine Month Period the Company's hospitals generated 664,562 total patient days of service and an occupancy rate of 48.4%, respectively, versus 595,296 and 47.0%, respectively, for the 2000 Nine Month Period. Same hospital patient days and occupancy for the 2001 Nine Month Period were 569,915 and 47.8%, respectively, versus 551,708 and 46.0%, respectively, for the 2000 Nine Month Period. Same hospital admissions for the Company during the 2001 Nine Month Period were 126,359 up 5.0% from the 120,299 admissions during the 2000 Nine Month Period.

            The Company's operating expenses (salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2001 Nine Month Period were $1,053.8 million, or 75.9% of net patient service revenue as compared to $883.4 million or 75.5% of net patient service revenue for the 2000 Nine Month Period. Of the total $170.4 million increase, approximately $63.3 million related to same hospitals, which was largely attributable to increased patient volumes. Another $104.8 million of increased operating expenses related to the hospital acquisitions mentioned previously. The remaining increase of $2.3 million represented the net increase in Corporate and other operating expenses.

            The Company's depreciation and amortization costs increased by $10.7 million and interest expense decreased by $3.1 million. The increase in depreciation and amortization resulted primarily from the acquisitions previously mentioned. The decrease in interest expense was due to improved interest rates on borrowings and increased investment income (which is netted against interest expense) in the 2001 Nine Month Period. The non-cash charge for retirement benefits and write down of assets held for sale represents (1) the present value of the future costs of retirement benefits granted to the Company's chairman pursuant to an employment agreement which became effective January 2, 2001, and (2) the write down of two hospital assets held for sale subsequent to their respective replacement.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

            The Company's income before income taxes was $235.5 million for the
      2001 Nine Month Period.   Excluding the non-recurring charge for
      retirement benefits and write down of assets held for sale of $17.0 million, income before income taxes was $252.5 for the 2001 Nine Month Period as compared to $211.7 million for the 2000 Nine Month Period, an increase of $40.8 million, or 19.3%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously. The Company's provision for income taxes was $92.5 million for the 2001 Nine Month Period as compared to $83.1 million for the 2000 Nine Month Period. These provisions reflect effective income tax rates of approximately 39.3% for both periods. As a result of the foregoing, the Company's net income was $143.1 million for the 2001 Nine Month Period including the aforementioned charge, and $153.4 for the 2001 Nine Month Period excluding the charge, as compared to $128.6 million for the 2000 Nine Month Period.

      Liquidity and Capital Resources
      -------------------------------

            2001 Nine Month Period Cash Flows compared to 2000 Nine Month Period Cash Flows

            The Company's operating cash flows totaled $212.6 million for the 2001 Nine Month Period as compared to $132.4 million for the 2000 Nine Month Period. The continued positive cash flows from operating activities results from the Company's profitability and management of its working capital. The Company's investing activities used $124.4 million and $142.7 million for the 2001 Nine Month Period and 2000 Nine Month Period, respectively. Construction costs related to the replacement of existing hospitals and acquisitions accounted for the majority of the expenditures in the 2000 Nine Month Period while acquisitions and ongoing renovation and capital equipment costs accounted for the majority of the expenditures in the 2001 Nine Month Period. Financing activities used net cash of $55.0 million for the 2001 Nine Month Period and provided $20.7 million for the 2000 Nine Month Period. Increased principal payments on debt offset by proceeds from the issuance of common stock accounted for the majority of net cash used in the 2001 Nine Month Period, while borrowings for acquisitions and for the purchase of treasury stock accounted for the net cash provided in the 2000 Nine Month Period. See the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000 at page 6 of this Report.

      Capital Resources
      -----------------

            The Company currently has a 5-year $450 million Credit Agreement (the "Credit Agreement") due November 30, 2004. The Credit Agreement is a term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding amounts become due and payable. The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus 1.00 percent (4.76% at June 30, 2001), and will increase or decrease in relation to a change in the Company's credit rating. Under either alternative, quarterly interest payments are required. As of June 30, 2001, the outstanding balance was $65 million.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)



            The Company also has a $15 million unsecured revolving credit commitment with a bank. The $15 million credit is a working capital commitment which is tied to the Company's cash management system, and renews annually on November 1. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank's prime rate less .25%. As of June 30, 2001, there were no amounts outstanding under this credit commitment.

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

            Effective July 19, 2001 the Company acquired a 200-bed hospital located in Carlisle, Pennsylvania pursuant to a Definitive Agreement and a Lease Agreement. The consideration totaled approximately $43.2 million in cash. The Company financed this transaction using available cash on hand. See also footnote #5 of the Notes to Interim Condensed Consolidated Financial Statements at Page 8 of this Report.

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

         None.


Item 3.  Defaults upon Senior Securities.
         -------------------------------

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         Effective July 19, 2001 the Company acquired a 200-bed hospital located in Carlisle, Pennsylvania pursuant to a Definitive Agreement and a Lease Agreement. The consideration totaled approximately $43.2 million in cash which included $5.1 million in net working capital and a $2.2 million prepaid lease payment. The Company financed this transaction using available cash on hand. The Company is obligated to the construction of a replacement hospital, subject to obtaining all required governmental and regulatory approvals.

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



                                         HEALTH MANAGEMENT ASSOCIATES, INC.



DATE:  August 10, 2001                   BY:   /s/ Robert E. Farnham
                                              ------------------------------
                                              Robert E. Farnham
                                              Senior Vice President-Finance
                                              (Duly authorized officer and
                                              Principal Financial Officer)

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

     (ii)  By-laws

           The By-laws, as amended, previously filed and included as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.

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

     Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc., pertaining to a $15 million working capital and cash management line of credit, previously filed and included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

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