Form 10-K
period 2001-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2001-12-21
CIK 792985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended September 30,2001
                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to_________________

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

==============================================================================
         Title of Each Class                         Name of Each Exchange
                                                      on Which Registered
==============================================================================

 Class A Common Stock, $.01 par value               New York Stock Exchange
==============================================================================

Securities registered pursuant to Section 12(g) of the Act:

================================================================================
        Title of Each Class
================================================================================
Convertible Senior Subordinated Debentures due 2020
================================================================================

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of December 14, 2001 there were 242,118,272 shares of Common Stock, par value $.01 per share outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant is $3,809,539,710. Market value is determined by reference to the listed price of the Registrant's Class A Common Stock as of the close of business on December 14, 2001.

     Portions of the Registrant's definitive Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on February 19, 2002 have been incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

                                TABLE OF CONTENTS
                             FORM 10-K ANNUAL REPORT
                       HEALTH MANAGEMENT ASSOCIATES, INC.
                      Fiscal year ended September 30, 2001

PART I
                                                                                                       Page
                                                                                                       ----
Item 1.  Business ..................................................................................    1
Item 2.  Properties ................................................................................    16
Item 3.  Legal Proceedings .........................................................................    20
Item 4.  Submission of Matters to a Vote of Security  Holders ......................................    21

PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters ...............................................................    22
Item 6.  Selected Financial Data ...................................................................    23
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .......................................................    24
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ................................    30
Item 8.  Financial Statements and Supplementary Data ...............................................    31
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure .......................................................    52

PART III

Item 10. Directors and Executive Officers of the Registrant ........................................    52
Item 11. Executive Compensation ....................................................................    52
Item 12. Security Ownership of Certain Beneficial Owners and
         Management ................................................................................    52
Item 13. Certain Relationships and Related Transactions ............................................    52

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports
         on Form 8-K ...............................................................................    53


Note: Portions of the Registrant's definitive Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on February 19, 2002 have been incorporated by reference into
         Part III, Items 10, 11, 12, and 13 of this Report.

                                     PART I

Item 1. Business

General

         Health Management Associates, Inc. (the "Company" or the "Registrant") was incorporated in Delaware in 1979 and succeeded to the operations of its subsidiary, Hospital Management Associates, Inc., which was formed in 1977. The Company provides a broad range of general acute care health services in non-urban communities. As of September 30, 2001, the Company operated 36 general acute care hospitals with a total of 5,184 licensed beds and two psychiatric hospitals with a total of 134 licensed beds. For the year ended September 30, 2001 ("Fiscal 2001"), the acute care hospital operations accounted for approximately 97% of the Company's net patient service revenue and the psychiatric hospital operations accounted for approximately 1%. See Item 2 "Properties".

Business Strategy

         The Company pursues a business strategy of efficiently and profitably operating its existing base of facilities and selectively acquiring additional 100 to 300 bed acute care hospitals located in non-urban communities in market areas of 30,000 to 400,000 people primarily in the southeastern and southwestern United States. The Company seeks to acquire, at reasonable prices, acute care hospitals which are the sole or predominant health care providers in their market service areas. In evaluating potential acquisitions, the Company requires a hospital's market service area to exhibit a demographic need for the facility and to have an established physician base which can be augmented by the Company's ability to attract additional physicians to the community. Many of the hospitals the Company has acquired were unprofitable at the time of acquisition. Upon acquiring a facility, the Company employs a well-qualified executive director and controller, implements its proprietary management information system, recruits physicians, introduces strict cost control measures with respect to hospital staffing and volume purchasing under Company-wide or group purchasing agreements, and spends the necessary capital to renovate the facility and upgrade equipment. The Company strives to provide all of the acute care needs of each community its hospitals serve, thereby reducing the out-migration of potential patients to hospitals in larger urban areas.

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

         The Company continually seeks to improve the quality of the health care services delivered through a company-wide proprietary Quality Service Management
(QSM) program. Upon discharge, all patients are asked to fill out a confidential survey that seeks the patients perception of the hospitals health care services, including medical treatment, nursing care, the hospitals attention to patient concerns, the admissions process, room cleanliness, and the quality of dietary services. In addition, in 2000, the Company's hospitals that were surveyed by the Joint Commission on Accreditation of Healthcare Organizations averaged a score of 93, which was above the industry average. None of the Company's hospitals were surveyed in 2001. Furthermore, in 2000, one of the Company's hospitals was awarded Top 100 Hospital status by HCIA-Sachs, Inc. , an independent rater of hospitals, and one additional hospital was cited as a Top 100 Hospital for its cardiac and stroke care.

         See Item 2 "Properties" for a description of the Company's current facilities.

Operations and Marketing

         Upon acquisition of a hospital, the Company immediately implements its policies to achieve its financial and operating goals. The Company (i) appraises current management personnel and makes necessary changes, (ii) seeks to reduce expenses by managing staffing more effectively and purchasing supplies through volume and group purchasing agreements, (iii) improves billings and collections and (iv) installs its proprietary management information system. The Company's flexible staffing program allows the Company to manage its labor costs effectively by properly staffing a hospital based on current occupancy, utilizing a combination of full-time and part-time employees. The Company's management information system provides the executive director and the controller with the necessary financial and operational information to operate the hospital effectively and to implement the Company's flexible staffing program. Based on the information gathered, the Company can also assist physicians in appropriate case management.

         The Company also attempts to increase admissions and outpatient business through marketing programs. The marketing programs of each of the Company's hospitals are directed by the hospital's executive director to best suit the particular geographic, demographic and economic characteristics of the hospital's market area. A key element of the Company's marketing strategy is to establish and maintain a cooperative relationship with its physicians. The Company pursues an active physician recruitment program to attract and retain qualified specialists and other physicians to broaden the services available and meet identifiable community needs. The Company's hospitals often provide newly recruited physicians with various services to assist them in opening and commencing the operation of their practices, including staffing assistance, financial support, equipment and office rental. Such costs are generally expensed as incurred. The Company's hospitals also pursue various strategies aimed at increasing utilization of their services, particularly emergency and outpatient services. For example, hospitals offer an emergency service program called "Nurse First," which quickly assigns a registered nurse specially trained for emergency room duties to assess the condition of each patient upon arrival. Other programs include "Pro Med," an emergency room computer-based diagnostic aid that helps physicians assess a patient's medical condition quickly and formulate a diagnosis and course of treatment, "Med Key," a plastic identification card that contains a variety of patient information which streamlines the registration process, and "One Call Scheduling," a dedicated phone system which physicians and their staff can utilize to schedule various diagnostic tests and other services easily at one time.

         The operations of the Company's psychiatric hospitals focus mainly on child/adolescent residential treatment programs. This has been in response to a movement in recent years by third party payors to severely limit payments for traditional inpatient treatment programs. Since the Company's psychiatric hospitals receive most of their admissions for the child/adolescent programs from state and locally-sponsored child and adolescent care agencies and the court system, the majority of the hospitals' marketing efforts are devoted to these areas. There is little direct marketing to the public. See "Competition--Psychiatric Hospitals" in this Item 1.

     The Company considers its management structure to be decentralized. Its hospitals are run by experienced executive directors and controllers having both authority and responsibility for day-to-day operations. Incentive compensation programs have been implemented to reward such managers for accomplishing established goals. The Company employs a relatively small corporate staff to provide services such as systems design and development, marketing assistance, training, human resource management, reimbursement, technical accounting support, and purchasing and construction management. Financial control is maintained through fiscal and accounting policies which are established at the corporate level for use at the hospitals. Financial information is centralized at the corporate level through the Company's proprietary management information system.

Selected Operating Statistics

     The following table sets forth selected operating statistics for the Company's hospitals for the periods and dates indicated.


                                                                                    Year ended September 30,
                                                                                --------------------------------
                                                                                  2001         2000        1999
                                                                                -------       ------     -------
Total hospitals owned or leased (as of the
  end of period, except for 2000, which is
  as of October 1) ..........................................................        38           37          36
Licensed beds (as of the end of period,
  except for 2000, which is as of October 1)  ...............................     5,318        5,090       4,665
Admissions ..................................................................   187,062      161,855     143,078
Patient days ................................................................   880,624      791,617     718,035
Acute care average length of stay (days) ....................................       4.5          4.5         4.5
Psychiatric average length of stay (days) ...................................     168.5        117.1        47.5
Occupancy rate (1) ..........................................................        47%          46%         47%
Outpatient utilization (2) ..................................................        36%          35%         36%
Earnings margin, before depreciation,
  interest and income taxes .................................................        23%          24%         23%

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

(2) Outpatient revenue as a percent of Total Patient Service Revenue (as defined in "Sources of Revenue" in this Item 1).

Competition

         Acute Care Hospitals. The health care industry is highly competitive and, in recent years, has been characterized by increased competition for patients and staff physicians, a shift from inpatient to outpatient settings and increased consolidation. The principal factors contributing to these trends are advances in medical technology, cost-containment efforts by managed care payors, employers and traditional health insurers, changes in regulations and reimbursement policies, increases in the number and type of competing health care providers and changes in physician practice patterns. A hospital will compete within the geographic area in which it operates by distinguishing itself based on the quality and scope of medical services provided. With respect to the delivery of general acute care services, most of the Company's hospitals face less competition in their immediate patient service areas than would be expected in larger communities. While the Company's hospitals are generally the predominant provider in their respective communities, most of its hospitals face competition; however, that competition is generally limited to a single competitor in each respective market. The Company seeks to provide all the acute health care needs in each community its hospitals serve.

         The competitive position of a hospital is increasingly affected by its ability to negotiate service contracts with purchasers of group health care services. Such purchasers include employers, preferred provider organizations ("PPOs") and health maintenance organizations ("HMOs"). PPOs and HMOs attempt to direct and control the use of hospital services through management of care and either (i) receive discounts from a hospital's established charges or (ii) pay based on a fixed per diem or on a capitated basis, where hospitals receive fixed periodic payments based on the number of members of the organization regardless of the actual services provided. To date, HMOs have not been a competitive factor in the Company's non-urban hospitals. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. In return, hospitals secure commitments for a larger number of potential patients. Accordingly, the Company has been proactive in establishing or joining such programs to maintain, and even increase, hospital services. Management believes the Company is able to compete effectively in its markets, and does not believe such programs will have a significant adverse impact on the Company's net revenue. See "Operations and Marketing" in this Item 1.

         Psychiatric Hospitals. In recent years third party payors have severely limited payments for traditional inpatient psychiatric programs, which has negatively affected the Company's volume of business and its revenue per admission. In response to these changes, the Company's two psychiatric hospitals have moved to residential treatment programs for the youth services market, which includes a variety of services for the troubled child and adolescent groups. These changes have served to reverse the negative trends in recent years. The Company's psychiatric hospitals face competition in their market areas because the Company's psychiatric hospitals compete in larger urban areas than do its acute care hospitals and these hospitals draw patients from a limited number of sources. The Company's psychiatric hospitals realize over 90% of their admissions through a) networking with various state and local-sponsored child and adolescent programs and b) the Department of Juvenile Justice via court system commitments. However, as noted earlier in this Item 1., psychiatric operations only account for approximately 1% of the Company's net patient service revenue.

         Acquisitions. The Company faces competition for the acquisition of non-urban community acute care hospitals from proprietary and not-for-profit multi-hospital groups. Some of these competitors may have greater financial and other resources than the Company. Historically, the Company has been able to acquire hospitals at reasonable prices. However, increased competition for the acquisition of non-urban community acute care hospitals could have an adverse impact on the Company's ability to acquire such hospitals on favorable terms.

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

                                          Year Ended September 30,
                                       -----------------------------
                                       2001        2000         1999
                                       ----        ----         ----


Medicare ..........................     47%         48%          49%
Medicaid ..........................     12          12           11
Private and other sources .........     41          40           40
                                       ---         ---          ---
     Total ........................    100%        100%         100%
                                       ===         ===          ===

         Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures. Reimbursement rates for inpatient routine services vary significantly depending on the type of service (e.g., acute care, intensive care or psychiatric) and the geographic location of the hospital. The Company has maintained increased levels in the percentage of patient revenues attributable to outpatient services in recent years. These increased levels are primarily the result of advances in medical technology (which allow more services to be provided on an outpatient basis) and increased pressures from Medicare, Medicaid and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The Company's experience with respect to increased outpatient levels mirror the trend in the hospital industry.

         Medicare. Most hospitals (including all of the Company's acute care hospitals) derive a substantial portion of their revenue from the Medicare program, which is a federal government program designed to reimburse participating health care providers for covered services rendered and items furnished to qualified beneficiaries. The Medicare program is heavily regulated and subject to frequent changes which in recent years have reduced, and in future years could further restrict increases in, Medicare payments to hospitals. In light of its hospitals' high percentage of Medicare patients, the Company's ability in the future to operate its business successfully will depend in large measure on its ability to adapt to changes in the Medicare program.

         The Medicare program is designed primarily to provide health care services to persons aged 65 and over and those who are chronically disabled or who have End Stage Renal Disease ("ESRD"). The Medicare program is governed by the Social Security Act of 1965 and is administered by the federal government, primarily the Department of Health and Human Services ("DHHS") and the Centers for Medicare and Medicaid Services ("CMS") formerly known as the Health Care Financing Administration ("HCFA").

         Legislative action and federal regulatory changes over the years have resulted in significant changes in the Medicare program. Formerly, Medicare provided reimbursement for the reasonable direct and indirect costs of hospital services furnished to beneficiaries, plus an allowed return on equity for proprietary hospitals. Pursuant to the Social Security Amendments of 1983 ("the Amendments") and subsequent budget reconciliation act modifications, Congress adopted a prospective payment system ("PPS") to reimburse the routine and ancillary operating costs of most Medicare inpatient hospital services. In November 2000, as described on the following page, a prospective payment system was proposed for rehabilitation hospitals and rehabilitation units that are a distinct part unit of a hospital. Psychiatric, long-term care and pediatric hospitals, as well as psychiatric units that are distinct parts of a hospital, currently are exempt from PPS and continue to be reimbursed on a reasonable cost basis. Effective August 1, 2000, as also further described, a prospective payment system was implemented for hospital outpatient services. The Company's two psychiatric hospitals do not participate in the Medicare program.

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

         The DRG rates are updated annually to account for projected inflation. For several years the annual updates or percentage increases to the DRG rates have been lower than the actual inflation in the cost of goods and services purchased by general hospitals. The inflation index used by CMS to adjust the DRG rates gives consideration to the cost of goods and services purchased by hospitals as well as non-hospitals (the "market basket"). The increase in the market basket for the federal fiscal year ("FY") beginning on October 1, 2000 ("FY 2001") was 3.4%. Pursuant to the Balanced Budget Act of 1997, the net annual updates were set as follows: market basket minus 1.1% for FY 2001 and 2002; and for FY 2003 and each subsequent FY, the market basket percentage. The Medicare, Medicaid and State Children's Health Insurance Program ("SCHIP") Benefits Improvement and Protection Act of 2000("BIPA") further revised the update for FY 2001 to the full market basket and for FY 2002 and FY 2003 to the market basket minus 0.55%. The Company cannot predict how future adjustments by Congress and the CMS will affect the profitability of its health care facilities.

         On December 21, 2000, BIPA was enacted. BIPA made a number of changes to the Medicare and Medicaid Acts affecting payments to hospitals which total more than $35 billion nationwide and target $2 billion to rural providers over the next six years. Some of the changes made by BIPA that affect the Company's facilities are as follows: (a) lowering the threshold by which hospitals qualify as rural or small urban disproportionate share hospitals; (b) decreasing the reductions in payments to disproportionate share hospitals that had been mandated by previous Congressional enactments; (c) increasing the update factors for inpatient PPS payments to hospitals; (d) increasing certain payments to non-PPS psychiatric hospitals and units; and (e)increasing Medicare reimbursement for bad debt from 55% to 70%. In addition, BIPA places limits on the amount of co-insurance a Medicare beneficiary must pay for outpatient services. Under BIPA, outpatient service co-payments are capped at a maximum of 57% of the Ambulatory Payment Classification("APC" rate) for the period April 1, 2001 to December 31, 2001; 55% of the APC for calendar years 2002 and 2003; 50% of the APC for calendar year 2004; 45% of the APC for calendar year 2005; and, 40% of the APC for calendar year 2006 and thereafter. BIPA also directs DHHS to establish categories of items eligible for additional or "pass-through" payments to hospitals for certain outpatient services rendered on or after April 1, 2001 including such items as current cancer therapy drugs, biologicals, brachtherapy, and medical devices.

         Hospitals currently excluded from the PPS, such as psychiatric and rehabilitation hospitals, receive reimbursement based on their reasonable costs, with limits placed upon the annual rate of increase in operating costs per discharge. Pursuant to the Balanced Budget Act of 1997, the annual update for FY 1998 was set at 0%. For FY 1999 through FY 2002, the annual update factor was and is dependent upon where the hospital's costs fall in relation to the limits set by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). The annual update factor will range from 0% to the market basket percentage increase, depending upon whether the hospital's costs are at, below or above the TEFRA target limits. On November, 3, 2000, CMS announced plans to implement a PPS system for certain rehabilitation hospitals and rehabilitation units of a hospital currently exempt from the PPS system. The final rules implementing the rehabilitation PPS were issued on August 7, 2001 and are effective on January 2, 2002 for cost reporting periods beginning on or after January 2, 2002. The payment unit under PPS is a discharge, and the payment rate will encompass the inpatient operating costs and capital costs of furnishing the covered rehabilitation services. Payment rates have been calculated using a relative weight system to account for the varying resources used in each patient category. Payments during fiscal year 2001 and 2002, by statute, are to be budget neutral, with the fiscal year 2001 payments equaling 98% of the amount the payments would have been if paid under the old reasonable cost system, and 100% for fiscal year 2002. Although the BBA envisioned a 2-year phase-in period for the new PPS system, beginning on April 1, 2001, because the final rules were promulgated late, the transitional phase-in period will be truncated. For cost reporting periods beginning on or after January 2, 2002 and before October 1, 2002, payment will be based on 1/3 of the facility-specific and 2/3 of the fiscal year 2002 federal prospective payment. For cost reporting periods beginning on or after October 1, 2002, payment will be based solely on the federal prospective payment. Under final rules, a facility has the option to select payment solely based on the federal prospective rate for periods prior to October 1, 2002. Because of the limited number of rehabilitation beds operated by the Company, changes under the PPS system will not have a material effect on the Company's financial results. The Company currently has two psychiatric hospitals that are exempt from the PPS system.

         Prior to October 1, 1990, Medicare payments for outpatient hospital-based services were generally the lower of hospital costs or customary charges. Due to federal budget restraints, the Omnibus Budget Reconciliation Act of 1993 ("OBRA-1993") reduced Medicare payments for the majority of outpatient services to the lower of 94.2% of hospital costs, customary charges or a blend of 94.2% of hospital costs and a fee schedule (such fee schedule generally being lower than hospital costs) through FY 1998. The Balanced Budget Act of 1997, and the Balanced Budget Refinement Act of 1999, extended this reduction to the first date that an outpatient PPS was implemented. On August 1, 2000, as required by the Balanced Budget Act of 1997 and the Balanced Budget Refinement Act of 1999, a Medicare PPS went into place for hospital outpatient services. Under the outpatient PPS, all outpatient services are grouped into Ambulatory Payment Classifications ("APCs"). Services in each APC are clinically similar and are similar in terms of the resources they require. A payment rate has been established by CMS for each APC, with adjustments provided for geographic wage differentials. Hospitals may be paid more than one APC per patient and per encounter, depending upon the services required by and provided to the Medicare eligible beneficiary. Significantly, the outpatient PPS revises the way in which beneficiary co-insurance amounts are determined. Initially, co-insurance amounts will be based on 20% of the national median charge for the APC. The Balanced Budget Refinement Act of 1999 limits beneficiary liability so that no co-insurance amount can be greater than the Medicare hospital inpatient deductible for a given year. The outpatient PPS provides for a transitional adjustment to limit potential payment reductions experienced as a result of the transition to prospective encounter payments. For the federal fiscal years 2000 through 2003, providers will receive an adjustment if their payment-to-cost ratio for outpatient services furnished during the year is less than a set percentage of their payment-to-cost ratio for those services in their cost reporting period ending in 1996 (the base year). Rural hospitals with 100 or fewer beds and cancer hospitals will be held harmless under this provision. In addition, small rural hospitals, for services furnished before January 1, 2004, will be maintained at the same payment-to-cost ratio as their base year cost report, if their PPS payment-to-cost ratio is less. The outpatient PPS has not had a material impact on reimbursement to the Company. The Company anticipates the Medicare outpatient prospective payment system will continue to be refined and future adjustments may limit or reduce payments from the program. Outpatient laboratory services are paid based on a fee schedule which is substantially lower than customary charges. Certain ambulatory surgery procedures are paid for at a rate based on a blend of hospital costs and the rate paid by Medicare for similar procedures performed in free standing ambulatory surgery centers. Certain radiology and other diagnostic services are paid on a blend of actual cost and prevailing area charge.

         Payments under the Medicare program for capital related costs, for cost reporting periods prior to October 1, 1991, were made on a reasonable cost basis. Reasonable capital costs generally include depreciation, rent and lease expense, capital interest, property taxes, insurance related to the physical plant, fixed equipment and movable equipment. As a result of changes made to the Social Security Act by the Omnibus Reconciliation Act of 1987 ("OBRA-1987") hospitals paid under PPS for operating costs must be reimbursed for capital costs on a prospective basis, effective with the cost reporting period beginning October 1, 1991 (i.e., FY 1992). CMS implemented the PPS for capital costs for FY 1992 based upon FY 1989 Medicare inpatient capital costs per discharge updated to FY 1992 by the estimated increase in Medicare capital costs per discharge. A ten year transition period, beginning with FY 1992, was established for the phasing-in of the capital PPS. Under the transition period rules, hospitals with a hospital-specific capital rate below the standard Federal rate are paid on a fully prospective methodology. Hospitals with a hospital-specific rate above the standard Federal rate are paid based on a hold-harmless method or 100% of the standard Federal rate, whichever results in the higher payment. Beginning with cost reporting periods on or after October 1, 2001, at the end of the transition period, all hospitals are to be paid at the standard Federal rate. Pursuant to the Balanced Budget Act of 1997, capital payment rates were rebased in FY 1998 using the actual rates in effect in FY 1995 and the budget neutrality adjustment factor used to determine the federal capital payment rate on September 30, 1995. In addition, capital rates are reduced by an additional 2.1% by the Balanced Budget Act of 1997. For FY 2002, CMS announced a proposed 1.85% increase to the Federal rate. The Company anticipates further adjustments in the future but is unable to predict the amount or impact of future adjustments.

         The Medicare program reimburses each hospital on a reasonable cost basis for the Medicare program's pro rata share of the hospital's allowable capital costs related to outpatient services. Outpatient capital reimbursement was reduced by 15% (i.e., 85% of outpatient capital costs) during FY 1990 and OBRA-1990 extended the 15% reduction through FY 1991. OBRA-1990 and OBRA-1993 further directed that outpatient capital reimbursement be reduced by only 10% beginning FY 1992 through FY 1998. The Balanced Budget Act of 1997 continued the 10% reduction during FY 2000 up to January 1, 2000. The Company anticipates that payments to hospitals could be reduced as a result of future legislation but is unable to predict what the amount of the final reduction will be.

         On October, 1, 2000, as required by the Balanced Budget Act of 1997 and the Balanced Budget Refinement Act of 1999, Medicare began paying all home health agencies under a PPS system. Medicare will pay home health care agencies for each covered 60-day episode of care for each Medicare beneficiary who continues to remain eligible for home health services. The home health care PPS system provides payment at a higher rate for the beneficiaries with greater medical needs, based upon a payment system that relies upon data collected by caregivers on a patient clinical assessment. PPS rates vary depending upon the intensity of care required by each beneficiary, with actual rates adjusted by CMS to reflect the geographic area wage differentials. Home health care agencies will receive less than the full PPS amounts in those instances where they provide only a minimal number of visits to beneficiaries. In addition, the new PPS provides for "outlier" payments in instances where the costs of care are significantly higher than the specified rate. In most other instances, they will be paid the full PPS amount. Currently, there is not a material impact on the Company due to the implementation of this PPS system. However, the Company will continue to monitor the progress of the program and take the necessary steps to minimize any further reductions in payments as a result of this program.

         The Balanced Budget Act of 1997 mandated numerous other adjustments and reductions to the Medicare system that collectively may impact the Company's operations. With respect to the valuation of capital assets as a result of a change in hospital ownership, the Balanced Budget Act of 1997 eliminates the allowance for return on equity capital, and bases reimbursement on the book value of the assets, recognizing no gain, loss or recapture of depreciation. In addition, the Balanced Budget Act of 1997 mandated the following changes: a) reimbursement for Medicare enrollee deductible and coinsurance bad debts is reduced 40% for FY 2000 and 45% for FY 2001 and each subsequent year - BIPA further changed the bad debt reimbursement reduction to 30% for FY 2001 and subsequent years; b) the bonus payments made to hospitals whose costs are below the target amounts is reduced to 2% of the target amount; and, c) skilled nursing home reimbursement must transition to a prospective payment system, based upon 1995 allowable costs, with a three year transition period beginning on or after July 1, 1998.

         The Balanced Budget Refinement Act ("BBRA") was signed into law on November 29, 1999, and provided hospitals some relief from the impact of the Balanced Budget Act of 1997. The provisions enacted by the BBRA did not materially impact the Company. It did, however, indicate the recognition by Congress that further reductions in payments to hospitals were not necessary. Congress continues to evaluate a number of proposals that would give hospitals additional relief from the impact of the Balanced Budget Act of 1997. However, the uncertainty and fiscal pressures placed upon the federal government as a result of the September 11th attack, the War on Terrorism, and the economic recovery stimulus, may affect the funds available to provide such additional relief in the future.

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

         TRICARE. Some of the Company's hospitals provide services to retired and certain other military personnel and their families pursuant to the TRICARE program. TRICARE pays for inpatient acute hospital care on the basis of a prospectively determined rate applied on a per discharge basis using DRGs similar to the Medicare system. At this time, inpatient psychiatric hospital services are reimbursed on an individual hospital per diem rate calculated based upon the average charges for these services by all psychiatric hospitals. The Company can make no assurance that the TRICARE program will continue per diem reimbursement for psychiatric hospital services in the future.

         The Medicare, Medicaid and TRICARE programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities. The final determination of amounts earned under the programs often requires many years, because of audits by the program representatives, providers' rights of appeal and the application of numerous technical reimbursement provisions. Management believes that adequate provision has been made for such adjustments. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

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

         Licensure, Certification and Accreditation. Health care facility construction and operation is subject to federal, state and local regulation relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. All of the Company's health care facilities are properly licensed under appropriate state laws and are certified under the Medicare program or are accredited by the Joint Commission on Accreditation of HealthCare Organizations or the American Osteopathic Association ("Accredited"), the effect of which is to permit the facilities to participate in the Medicare/Medicaid programs. Should any Accredited facility lose its accreditation, and then not become certified under the Medicare program, the facility would be unable to receive reimbursement from the Medicare/Medicaid programs. Management believes that the Company's facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for the Company to effect changes in its facilities, equipment, personnel and services. Although the Company intends to continue its qualification, there can be no assurance that its hospitals will be able to comply in the future.

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

         Certificates of Need. The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be reviewable by state regulatory agencies under a program frequently referred to as certificate of need. Except for Arkansas, Oklahoma, and Pennsylvania, all of the other states in which the Company's health care facilities are located have certificate of need or equivalent laws which generally require appropriate state agency determination of public need and approval prior to beds or services being added, or a related capital amount being spent. Failure to obtain necessary state approval can result in the inability to complete the acquisition, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement and/or the revocation of the facility's license.

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

         Antikickback and Self-Referral Regulations. During 1998, the federal government announced that reducing health care fraud was its second priority (behind reducing crime in America). As a result, the health care industry continues to be subjected to unprecedented scrutiny and a panoply of statutes, regulations and government initiatives intended to prevent those practices deemed fraudulent or abusive by the government. The health care industry is subject to extensive Federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services. In particular, Medicare and Medicaid antikickback, antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Antikickback Amendments") prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the DHHS has issued regulations that describe some of the conduct and business relationships permissible under the Antikickback Amendments ("Safe Harbors"). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of health care service providers that fail to clearly satisfy the applicable Safe Harbor criteria, however, risk increased scrutiny by enforcement authorities. Because the Company may be less willing than some of its competitors to enter into business arrangements that do not clearly satisfy the Safe Harbors, it could be at a competitive disadvantage in entering into certain transactions and arrangements with physicians and other health care providers.

         In addition, Section 1877 of the Social Security Act, enacted on December 19, 1989, which restricts referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements, has been amended numerous times since initial enactment, the most recent of which was amended effective January 1, 1995, to significantly broaden the scope of prohibited physician referrals for certain services when to entities with which they have financial relationships (the "Stark Law" or the "Self-Referral Prohibitions"). Final rules implementing the Self-Referral Prohibitions were adopted by DHHS on August 14, 1995 (the "Stark I" rules) and January 4, 2001 (the "Stark II" rules). Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of renumeration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. The Company's participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments. The Company systematically reviews all of its operations to ensure that it complies with the Social Security Act and similar state statutes. In addition, the Company has in operation a Corporate compliance program at all of the Company's hospitals, which is an ongoing, working program to monitor and promote continuing compliance with these statutory prohibitions and requirements. (See "Compliance Program" for further discussion)

         Both Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts in accordance with the requirements of recent federal statutory enactments including the Health Insurance Portability Act of 1996. The Company is unable to predict the future course of Federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on the Company's financial condition.

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

         Compliance Program. During 1996 the Company began developing, and in 1997 formally implemented, a Corporate compliance program to supplement and enhance its existing ethics program. The Company believes its current compliance program meets or exceeds all applicable federal guidelines and industry standards. The program is designed to raise awareness of various regulatory issues among employees and to stress the importance of complying with all governmental laws and regulations. As part of the program, the Company provides ethics and compliance training to every employee. Management encourages all employees to report, without fear of retaliation, any suspected legal or ethical violation to their supervisors, the compliance officer on staff at the hospital or the Company's Corporate compliance officer. In addition, the Company maintains a 24-hour toll-free telephone hotline, which is manned by an independent company, so that employees can report suspected violations anonymously.

         HIPAA. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was enacted on August 21, 1996. HIPAA is an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. It mandates the adoption of standards for the exchange of electronic health information. The two key factors of HIPAA are accountability and portability. Accountability refers to the attempt of the legislation to ensure privacy and security of patient information and portability refers to the legislation's intent to ensure that individuals can take their medical and insurance records with them when they change employers.

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

         Although proposed security rules were issued on August 11, 1998, DHHS has yet to adopt final rules implementing the security and integrity portions of HIPAA. It is anticipated that final security rules will be promulgated and adopted within the next year. On December 28, 2000, DHHS published final privacy rules implementing the privacy portions of HIPPA. The final privacy rules were effective April 14, 2001. The privacy rules give patients greater access to their own medical records and more control over how their personal health information is used and disclosed. The privacy rules address the obligations of health care providers to protect health information. Providers, including the Company, have until August 14, 2004 to comply with the privacy rule's requirements. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

         There is currently pending legislation to delay the effective compliance date of certain portions of HIPPA requirements. However, at this time, the Company anticipates that it will be able to fully comply with the HIPAA requirements and regulations as they have been adopted to date. The Company has initiated a plan which will allow it to comply with the currently adopted regulations. Estimating the cost of such compliance is difficult and no such estimations have been made at this time. Based on its current knowledge, however, the Company believes that the cost of its compliance will not have a material adverse effect on its business, financial condition or results of operations.

Employees and Medical Staff

         As of September 30, 2001, the Company had approximately 21,000 full-time and part-time employees, approximately 540 of whom were covered by three collective bargaining agreements. The Company's corporate office staff consisted of approximately 80 people at that date. The Company believes that its relations with employees are satisfactory. In general, the staff physicians at the Company's acute care and psychiatric hospitals are not employees of the Company. The physicians may also be staff members of other hospitals. The Company provides physicians with certain services and assistance. The Company does employ approximately 100 physicians, approximately one-half of whom are primary care physicians located at clinics the Company owns and operates. In addition, the Company's hospitals provide emergency room coverage, radiology, pathology and anesthesiology services by entering into service contracts with physician groups which are generally cancelable on 90 days notice.

Liability Insurance

         The Company insures for its professional liability risks under a "claims-made" basis policy, whereby each claim is covered up to $1 million per occurrence, subject to a $100,000 deductible (with an annual deductible cap of $6.1 million). Liabilities in excess of these amounts are covered through a combination of limits provided by commercial insurance companies and a self-insurance program.

         Accruals for self-insured professional liability risks are determined using asserted and unasserted claims identified by the Company's incident reporting system and actuarially determined estimates based on Company and industry historical loss payment patterns and have been discounted to their present value using a discount rate of 6.0%. Although the ultimate settlement of these accruals may vary from these estimates, management believes that the amounts provided in the Company's consolidated financial statements are adequate.

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

         The Company's psychiatric care operations consist of two psychiatric hospitals: one 64-bed and one 70-bed intensive residential treatment hospital.

         The following table presents certain information with respect to the Company's facilities as of September 30, 2001. For more information regarding the utilization of the Company's facilities, see "Item 1. Business -- Selected Operating Statistics".

                                                                                        Owned,     Acquisition
                                                                            Licensed  Leased or   Commencement
             Hospital                         Location           Type         Beds     Managed         Date
--------------------------------------   ----------------   -------------   --------  ----------  --------------
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

Biloxi Regional Medical Center            Biloxi,            Acute Care        153      Leased     September 1986
                                          Mississippi

Medical Center of Southeastern Oklahoma   Durant,            Acute Care        103      Owned      May 1987
                                          Oklahoma

Crawford Memorial Hospital                Van Buren,        Acute Care         103      Leased     May 1987
                                          Arkansas

Sandhills Regional Medical Center (1)     Hamlet,           Acute Care          54      Owned      August 1987
                                          North Carolina    Psychiatric         10

Upstate Carolina Medical Center           Gaffney,          Acute Care         125      Owned      March 1988
                                          South Carolina

University Behavioral Center              Orlando,          Psychiatric         70      Owned      January 1989
                                          Florida

SandyPines                                Tequesta,         Psychiatric         64      Owned      January 1990
                                          Florida

Riverview Regional Medical Center         Gadsden,          Acute Care         281      Owned      July 1991
                                          Alabama

Heart of Florida Regional Medical Center  Haines City,      Acute Care          75      Owned      August 1993
                                          Florida

Natchez Community Hospital                Natchez,          Acute Care         101      Owned      September 1993
                                          Mississippi

                                                                                              Owned,      Acquisition
                                                                                  Licensed  Leased or    Commencement
             Hospital                         Location           Type               Beds     Managed          Date
--------------------------------------   ----------------   -------------         --------  ---------- -----------------
Sebastian River Medical Center              Sebastian,          Acute Care           129      Owned    September 1993
                                            Florida

Charlotte Regional Medical Center           Punta Gorda,        Acute Care           156      Owned    December 1994
                                            Florida             Psychiatric           52

Carolina Pines Regional Medical Center      Hartsville,         Acute Care           116      Owned    September 1995
                                            South Carolina

East Georgia Regional Medical Center (2)    Statesboro,         Acute Care           150      Owned    October 1995
                                            Georgia

Northwest Mississippi Regional              Clarksdale,         Acute Care           175      Leased   January 1996
Medical Center                              Mississippi         Skilled Nursing       20

Midwest Regional Medical Center             Midwest City,       Acute Care           197      Leased   June 1996
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

River Oaks Hospital                         Flowood,            Acute Care           110      Owned    January 1998
                                            Mississippi

Woman's Hospital at River Oaks              Flowood,            Acute Care            94      Owned    January 1998
                                            Mississippi         Skilled Nursing       17

Brooksville Regional Hospital               Brooksville,        Acute Care            91      Leased   June 1998
                                            Florida

Spring Hill Regional Hospital               Spring Hill,        Acute Care            75      Leased   June 1998
                                            Florida

Central Mississippi Medical Center          Jackson,            Acute Care           444      Leased   April 1999
                                            Mississippi         Psychiatric           29

Lower Keys Medical Center                   Key West,           Acute Care           112      Leased   May 1999
                                            Florida             Skilled Nursing       15
                                                                Psychiatric           40

Community Hospital of Lancaster             Lancaster,          Acute Care           204      Owned    July 1999
                                            Pennsylvania

                                                                                        Owned,     Acquisition
                                                                            Licensed  Leased or   Commencement
             Hospital                         Location           Type         Beds     Managed         Date
--------------------------------------   ----------------   -------------   --------  ----------  -----------------
Lancaster Regional Medical Center (3)    Lancaster,          Acute Care        268      Owned       July 2000
                                         Pennsylvania

Pasco Regional Medical Center (4)        Dade City,          Acute Care        120      Owned       September 2000
                                         Florida

Davis Regional Medical Center (5)        Statesville,        Acute Care        149      Owned       October 2000
                                         North Carolina

Carlisle Regional Medical Center (6)     Carlisle,           Acute Care        200      Leased      June 2001
                                         Pennsylvania

Lee Regional Medical Center (7)          Pennington Gap,     Acute Care         80      Owned       September 2001
                                         Virginia
                                                                             -----

         TOTAL LICENSED BEDS OWNED, LEASED OR MANAGED
             at September 30, 2001                                           5,318
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

(3) Effective July 1, 2000, the Company acquired Lancaster Regional Medical Center pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration approximated $64 million, including $58 million in cash and the assumption of $6.2 million in liabilities.

(4) Effective September 1, 2000, the Company acquired the Pasco Regional Medical Center pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration approximated $17 million in cash.

(5) Effective October 1, 2000, the Company acquired Davis Regional Medical Center pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration approximated $55 million in cash.

(6) Effective June 18, 2001 the Company acquired Carlisle Hospital from Carlisle Hospital and Health Services, Inc. pursuant to a Definitive Agreement. The Agreement included the lease of certain real property, the purchase of certain real property and substantially all plant and equipment and working capital of the hospital. The total consideration involved approximately $41 million in cash. The Company is obligated to the construction of a replacement hospital, subject to obtaining all required governmental and regulatory approvals.

(7) Effective September 1, 2001, the Company acquired Lee County Community Hospital pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration approximated $18 million in cash and the assumption of $3.6 million in liabilities.

       The Company currently leases the facilities of Highlands Regional Medical Center, Fishermen's Hospital, Biloxi Regional Medical Center, Crawford Memorial Hospital, Northwest Mississippi Regional Medical Center, Midwest City Regional Hospital, Rankin Medical Center, Brooksville Regional Hospital/Spring Hill Regional Hospital, Central Mississippi Medical Center, Lower Keys Medical Center and Carlisle Regional Medical Center pursuant to long-term leases expiring in 2025, 2011, 2040, 2027, 2025, 2026, 2026, 2027, 2028, 2040, 2029 and 2006,
respectively, which provide the Company with the exclusive right to use and control the hospital operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

Executive Officers of the Registrant

     The following is certain information regarding the executive officers of the Company.

     William J. Schoen, age 66, has served as Chairman of the Board since April 1986. He was first elected a director in February 1983, became President and Chief Operating Officer in December 1983, Co-Chief Executive Officer in December 1985 and Chief Executive Officer in April 1986. He served as President until April 1997 and Chief Executive Officer until January 2001. From 1982 to 1987 Mr. Schoen was Chairman of Commerce National Bank, Naples, Florida, and from 1973 to 1981 he was President, Chief Operating Officer and Chief Executive Officer of The F&M Schaefer Corporation, a consumer products company. From 1971 to 1973, Mr. Schoenwas President of the Pierce Glass subsidiary of Indian Head, Inc., a diversified company. Mr. Schoen also serves on the Board of Directors of Horace Mann Insurance Companies.

     Joseph V. Vumbacco, age 56, became Chief Executive Officer of the Company in January 2001. Prior to that and since April 1997, he has been the Company's President, as well as serving as Chief Administrative Officer and Chief Operating Officer. He joined the Company as an Executive Vice President in January 1996 after 14 years with The Turner Corporation (construction and real estate), most recently as an Executive Vice President. Prior to joining Turner, he served as the Senior Vice President and General Counsel for The F&M Schaefer Corporation, and previously was an attorney with the Manhattan law firm of Mudge, Rose, Guthrie & Alexander. Mr. Vumbacco was elected a director by the Board of Directors in May 2001.

     Timothy R. Parry, age 46, is Vice President and General Counsel of the Company. He joined the Company in February 1996 as a Divisional Vice-President and Assistant General Counsel after 12 years in the law firm of Harter, Secrest & Emery, the last seven years as partner. Prior to joining Harter, Secrest & Emery he was an Assistant Ohio Attorney General for two years and before that a law clerk for the United States District Court for the Southern District of Ohio.

     Robert E. Farnham, age 46, is Senior Vice President and Chief Financial Officer of the Company. He joined the Company in 1985 and served as the Company's Controller for the past twelve years before his promotion to Chief Financial Officer in March 2001. Prior to joining the Company, Mr. Farnham, who is a C.P.A., was with Cooper's & Lybrand, LLP.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     The Company completed an initial public offering of its Class A Common Stock on February 5, 1991. The Company's Class A Common Stock is listed on the New York Stock Exchange under the Symbol HMA. At December 14, 2001 there were approximately 1,600 record holders of the Company's Class A Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company's Class A Common Stock as listed on the New York Stock Exchange.

                                                              High      Low
                                                           ---------  --------
Fiscal Year Ended September 30, 2000
         First Quarter.................................      $13.50   $ 7.00
         Second Quarter................................       18.25     9.63
         Third Quarter.................................       16.56    11.25
         Fourth Quarter................................       21.13    12.75

Fiscal Year Ended September 30, 2001
         First Quarter.................................       22.75    17.69
         Second Quarter................................       20.56    13.42
         Third Quarter.................................       21.14    15.00
         Fourth Quarter................................      $22.22   $17.95

     The Company has not paid any cash dividends since its inception, but could pay cash dividends in the future.

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

     In September 2001, the Board of Directors approved a stock repurchase program of up to 5 million shares of the Company's common stock. Purchases will be made from time to time in the open market and will continue until all of such shares are repurchased or until the Company decides to terminate the repurchase program. Through November 30, 2001, the Company has purchased 3.2 million shares at an average purchase price of $19.76 per share.

     At September 30, 2001 and 2000, there were 14.5 million shares of common stock reserved for future issuance upon the conversion of the Company's subordinated convertible notes (see financial statement note No. 3.b.).

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

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                                                Year ended September 30,
                                      -----------------------------------------------------------------------------
                                         2001             2000             1999              1998            1997
                                      ----------       ----------       ----------        ----------       --------
Net patient service revenue           $1,879,801       $1,577,767       $1,355,707        $1,138,802       $895,482
Costs and expenses                     1,558,850        1,301,772        1,109,054           913,523        717,173
Income before income taxes               320,951          275,995          246,653           225,279        178,309
Net income                               194,978          167,667          149,845           136,844        108,322
Net income per share-diluted          $      .76       $      .68       $      .59        $      .54       $    .43
Weighted average number of
 shares outstanding-diluted              264,351          247,277          255,067           255,575        249,130


At Year End
-----------
Working capital                       $  377,144       $  317,181       $  250,549        $  196,578       $153,250
Total assets                           1,941,577        1,772,065        1,527,381         1,106,022        734,041
Short-term debt                            6,752            6,523            9,351             8,544          8,263
Long-term debt                           428,990          520,151          401,522           134,217         49,650
Stockholders' equity                   1,253,649        1,030,066          890,523           756,825        560,220
Book value per common share           $     4.86       $     4.03       $     3.51        $     3.01       $   2.30

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

         Net patient service revenue for Fiscal 2001 was $1,879.8 million, as compared to $1,577.8 million for the fiscal year ended September 30, 2000 ("Fiscal 2000"). This represented an increase in net patient service revenue of $302.0 million, or 19.1%. Hospitals in operation for the entire period of Fiscal 2001 and Fiscal 2000 ("same hospitals") provided $134.0 million of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases and rate increases. The source of the remaining net increase of $168.0 million included the following: (1) $169.5 million of net patient service revenue from Fiscal 2000 and Fiscal 2001 acquisitions including the July 2000 acquisition of a 268-bed hospital, the September 2000 acquisition of a 120 bed hospital, the October 2000 acquisition of a 149-bed hospital , the June 2001 acquisition of a 200-bed hospital and the September 2001 acquisition of an 80-bed hospital, and (2) $1.5 million decrease in net patient service revenue from psychiatric hospitals, due primarily to the closure of one facility in December 2000.

         The Company's hospitals generated 880,624 patient days of service in Fiscal 2001, which produced an overall occupancy rate of 47.2%. During Fiscal 2000 the Company's hospitals generated 791,617 patient days of service for an overall occupancy rate of 46.2%. Admissions in same hospitals for Fiscal 2001 increased 4.8%, from 158,830 to 166,521.

         The Company's salaries and benefits, supplies and other expenses and provision for doubtful accounts for Fiscal 2001 were $1,390.4 million, or 74.0% of net patient service revenue, as compared to $1,163.8 million, or 73.8% of net patient service revenue for Fiscal 2000. Of the total $226.6 million increase approximately $92.5 million related to same hospitals, which was largely attributable to increased inpatient and outpatient volumes. Another $132.3 million of increased operating expenses related to the acquisitions mentioned previously. The remaining increase of $1.8 million represented an increase in Corporate and miscellaneous other operating expenses offset by a reduction in expenses resulting from the closure of one psychiatric facility as previously noted. The Company's Fiscal 2001 rent expense increased by $2.7 million, which resulted both from acquisitions and the expansion of hospital services.

         The Company's depreciation and amortization costs increased by $16.1 million. Approximately $8.0 million of the increase resulted from the acquisitions mentioned above with the remaining increase attributable to two replacement hospitals opened in Fiscal 2000, as well as ongoing building improvements and equipment purchases. Interest expense decreased $5.4 million due to paydowns and lower interest rates on the Company's Revolving Credit Agreement. The $17.0 million non-cash charge for retirement benefits and write down of assets held for sale during Fiscal 2001 related to (1) the present value of the future costs of retirement benefits granted to the Company's chairman pursuant to an employment agreement which became effective January 2, 2001, and
(2) the write down of two hospital assets held for sale subsequent to their respective replacement.

         The Company's income before income taxes was $321.0 million for Fiscal 2001. Excluding the non-recurring charge for retirement benefits and write down of assets held for sale of $17.0 million, income before taxes was $338.0 million for Fiscal 2001 as compared to $276.0 million for Fiscal 2000, an increase of $62.0 million or 22.5%. As noted above, the increased profitability resulted from an increase in same hospital inpatient and outpatient business and from the acquisitions previously mentioned. The Company's provision for income taxes was $126.0 million for Fiscal 2001 as compared to $108.3 million for Fiscal 2000. These provisions reflect an effective income tax rate of 39.25% for Fiscal 2001 and Fiscal 2000. As a result of the foregoing, the Company's net income was $195.0 million for Fiscal 2001 including the aforementioned charge, and $205.3 million excluding the charge, as compared to $167.7 million for Fiscal 2000.

         Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

         Net patient service revenue for Fiscal 2000 was $1,577.8 million, as compared to $1,355.7 million for the fiscal year ended September 30, 1999 ("Fiscal 1999"). This represented an increase in net patient service revenue of $222.1 million, or 16.4%. Same hospitals provided $77.6 million of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The source of the remaining net increase of $144.5 million included the following: (1) $147.6 million of net patient service revenue from Fiscal 1999 and Fiscal 2000 acquisitions including the April 1999 acquisition of a 473-bed hospital system, the May 1999 acquisition of a 167-bed hospital system, the July 1999 acquisition of a 204-bed hospital, the July 2000 acquisition of a 268-bed hospital and the September 2000 acquisition of a 120-bed hospital, (2) $2.6 million decrease in net patient service revenue from psychiatric hospitals, due primarily to the closure of one facility as of March 31, 2000 and (3) a decrease of $.5 million in Corporate and miscellaneous revenue.

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

         The Company's depreciation and amortization costs increased by $13.2 million. Approximately $6.2 million of the increase resulted from the acquisitions mentioned above with the remaining increase attributable to two replacement hospitals opened in Fiscal 1999 and Fiscal 2000, as well as ongoing building improvements and equipment purchases. Interest expense increased $17.0 million due to borrowings related to Fiscal 1999 and Fiscal 2000 acquisitions, a higher interest rate on the Revolving Credit Agreement, and the recognition of a lower amount in capitalized interest cost in Fiscal 2000.

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

Liquidity and Capital Resources

         Fiscal 2001 Cash Flows Compared to Fiscal 2000 Cash Flows

         Working capital increased to $377.1 million at September 30, 2001 from $317.2 million at September 30, 2000, resulting primarily from increased business volumes and good management of the Company's working capital. The Company's cash flows from operating activities increased by $113.1 million from $176.9 million in Fiscal 2000 to $290.0 million in Fiscal 2001. Improved profitability contributed to the majority of this net increase. The use of the Company's cash in investing activities decreased from $250.9 million in Fiscal 2000 to $171.0 million in Fiscal 2001, resulting from smaller outlays of cash for acquisitions and replacement hospitals in Fiscal 2001 compared to Fiscal 2000. The Company's cash flows from financing activities decreased $142.7 million from $77.5 million provided in Fiscal 2000 to $65.2 million used in Fiscal 2001. The decrease is primarily the result of net borrowings of debt of $104.3 in Fiscal 2000 versus net payments of debt of $93.5 in Fiscal 2001.

         Fiscal 2000 Cash Flows Compared to Fiscal 1999 Cash Flows

         Working capital increased to $317.2 million at September 30, 2000 from $250.5 million at September 30, 1999, resulting primarily from increased business volumes and good management of the Company's working capital. The Company's cash flows from operating activities increased by $8.6 million from $168.3 million in Fiscal 1999 to $176.9 million in Fiscal 2000. Improved profitability contributed to the majority of this net increase.

         The use of the Company's cash in investing activities decreased from $343.2 million in Fiscal 1999 to $250.1 million in Fiscal 2000, resulting from smaller outlays of cash for acquisitions and replacement hospitals in Fiscal 2000 compared to Fiscal 1999. The Company's cash flows from financing activities decreased $97.6 million from $175.1 million provided in Fiscal 1999 to $77.5 million provided in Fiscal 2000, resulting from the net effect of proceeds of $282.7 from a convertible debt offering used to pay down existing debt under the Company's revolving credit agreement, reduced borrowings for acquisitions in Fiscal 2000, and reduced treasury stock purchases in Fiscal 2000.

         Capital Resources

         The Company currently has a 5-year $450 million Credit Agreement (the "Credit Agreement") due November 30, 2004. The Credit Agreement is a term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding amounts become due and payable. The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company's credit rating. Monthly or quarterly interest payments are required depending on the type of loan chosen by the Company. The interest rate on the outstanding balance at September 30, 2001 was 3.7%.

         The Company also has a $15 million unsecured revolving credit commitment (increased from $10 million effective March 2000) with a bank. The $15 million credit is a working capital commitment which is tied to the Company's cash management system, and renews annually on November 1. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank's prime rate less 1/4%. The interest rate at September 30, 2001 was 6.0%. There were no outstanding balances at September 30, 2001.

         In addition, the Company is obligated to pay certain commitment fees based upon amounts available for borrowing during the terms of the credit agreements described above.

         The credit agreements contain covenants which, without prior consent of the banks, limit certain activities, including those relating to mergers, consolidations and the Company's ability to secure additional indebtedness, make guarantees, grant security interests and declare dividends. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage. At September 30, 2001, the Company was in compliance with these covenants.

         On August 16, 2000, the Company sold $488.8 million face value of zero-coupon subordinated convertible notes for gross proceeds of $287.7 million. The notes mature on August 16, 2020 unless converted or redeemed earlier. The notes are convertible into the Company's common stock at a conversion rate of
29.5623 shares of common stock for each $1,000 principal amount of the notes (equivalent to the conversion price of $19.9125 per share). Interest on the notes is payable semiannually in arrears on August 16 and

February 16 of each year at a rate of .25% per year on the principal amount at maturity. The rate of cash interest and accrual of original issue discount represent a yield to maturity of 3% per year calculated from August 16, 2000.

         Holders may require the Company to purchase all or a portion of their notes on August 16, 2003, August 16, 2008 and August 16, 2013 for a purchase price per note of $635.88, $724.58 and $827.53, respectively, plus accrued and unpaid interest to each purchase date. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. In addition, upon a change in control of the Company occurring on or before August 16, 2003, each holder may require the Company to repurchase all or a portion of such holder's notes. The Company may redeem all or a portion of the notes at any time on or after August 16, 2003. There are 14.5 million shares of common stock reserved for future issuance upon the conversion of the Company's subordinated convertible notes.

         Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which will continue to limit payment increases under these programs. However, the Company believes that these continued changes will not have a material adverse effect on the Company's future revenue or liquidity. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities, either of which could have a material adverse effect on the Company's future revenue and liquidity. Additionally, any future restructuring of the financing and delivery of health care in the United States and the continued rise in managed care programs could have an effect on the Company's future revenue and liquidity. See
Item 1. "Sources of Revenue" and "Regulation and Other Factors".

         Capital Expenditures

         Effective June 19, 2001 the Company acquired Carlisle Hospital from Carlisle Hospital and Health Services, Inc. pursuant to a Definitive Agreement. The Agreement included the lease of certain real property, the purchase of certain real property and substantially all plant and equipment and working capital of the hospital. The total consideration involved approximately $41 million in cash. The Company is obligated to the construction of a replacement hospital, subject to obtaining all required governmental and regulatory approvals.

         Effective September 1, 2001, the Company acquired Lee County Community Hospital pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration approximated $18 million in cash and the assumption of $3.6 million in liabilities.

         Effective November 30, 2001, the Company acquired the East Pointe Hospital pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment of the hospital. The total consideration approximated $16.5 million in cash.

         The Company financed the above acquisitions through a combination of cash on hand and borrowings under its credit agreement.

         In September 2001, the Board of Directors approved a stock repurchase program of up to 5 million shares of the Company's common stock. Purchases will be made from time to time in the open market and will continue until all of such shares are repurchased or until the Company decides to terminate the repurchase program. Through November 30, 2001, the Company had purchased 3.2 million shares at an average purchase price of $19.76 per share. The Company used cash on hand for these purchases.

         In November 2001, the Company entered into a Definitive Agreement to purchase four acute-care hospitals from Clarent Hospital Corporation for approximately $170 million. In December 2001, the Company entered into a Definitive Agreement for the sale of one of these hospitals to Universal Health Services, Inc. (See footnote 11 to the Financial Statements). Both of these transactions are expected to be effective during the Company's second fiscal quarter of 2002. At the present time, the Company plans to use amounts available under its credit agreement to finance the net cost of the transaction.

         The Company currently has a number of hospital renovation/expansion projects underway. None of these projects are individually significant nor do they represent a significant commitment in total to the Company.

         The Company anticipates spending approximately $95-$100 million for capital equipment and renovations during the fiscal year ending September 30, 2002 ("Fiscal 2002"). At the present time, cash on hand, internally generated funds in Fiscal 2002, and funds available under the Credit Facilities are expected to be sufficient to satisfy the Company's requirements for capital expenditures, future acquisitions and working capital in Fiscal 2002.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Interest Rates

         The Company is exposed to interest rates, primarily as a result of its $450 million revolving credit agreement with a floating interest rate (see financial statement note No. 3). The Company is currently not using derivative instruments to alter the interest rate characteristics of the Company's variable rate long term debt. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity dates. At September 30, 2001 the fair value of the Company's fixed rate debt was $435.2 million, while the carrying value was approximately $390.7 million. At September 30, 2001 the fair value of the Company's variable rate debt was $45.0 million, while the carrying value was approximately $45.0 million.

                                    2002      2003       2004       2005     2006      Thereafter       Total
                                    ----      ----       ----       ----     ----      ----------       -----
                                                   (in millions, except interest rates)
Long term debt:

Fixed rate long-term
  debt                             $ 6.8     $ 8.2      $ 5.6      $ 5.2    $ 4.3        $ 64.7         $ 94.8
Average interest rates               7.5%      7.9%       7.9%       7.8%     7.3%          7.4%           7.5%

Fixed rate convert-
  ible long-term debt                                                                    $295.9         $295.9
Average interest rate                                                                       3.0%           3.0%

Variable rate
  long-term debt                                                   $45.0                                $ 45.0
Average interest rate                                                  *                                     *

         * The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus 1.00 percent, and will increase or decrease in relation to the Company's credit rating. The interest rate on the outstanding balance at September 30, 2001 was 3.7%.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Health Management Associates, Inc.
  Consolidated Financial Statements:
    Report of Independent Certified Public Accountants ...............    32
    Consolidated Statements of Income -- for the years ended
      September 30, 2001, 2000 and 1999 ..............................    33
    Consolidated Balance Sheets --September 30, 2001 and 2000 ........    34
    Consolidated Statements of Stockholders' Equity -- for the
      years ended September 30, 2001, 2000 and 1999 ..................    36
    Consolidated Statements of Cash Flows -- for the years
      ended September 30, 2001, 2000 and 1999 ........................    37
        Notes to Consolidated Financial Statements .......................39

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Health Management Associates, Inc.

         We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. and subsidiaries at September 30, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Tampa, Florida
October 24, 2001

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Year ended September 30,
                                                        ------------------------------------
                                                            2001        2000         1999
                                                        ----------   ----------   ----------
                                                        (in thousands, except per share data)
Net patient service revenue ..................          $1,879,801   $1,577,767   $1,355,707

Costs and expenses:
  Salaries and benefits ......................             710,535      569,112      486,003
  Supplies and other .........................             535,926      458,817      390,229
  Provision for doubtful accounts ............             143,923      135,862      130,013
  Depreciation and amortization ..............              90,646       74,499       61,278
  Rent expense ...............................              40,850       38,118       33,146
  Interest, net ..............................              19,970       25,364        8,385
  Non-cash charge for retirement
    benefits and write down of
    assets held for sale .....................              17,000           --           --
                                                        ----------   ----------   ----------

      Total costs and expenses ...............           1,558,850    1,301,772    1,109,054
                                                        ----------   ----------   ----------

Income before income taxes ...................             320,951      275,995      246,653

Provision for income taxes ...................             125,973      108,328       96,808
                                                        ----------   ----------   ----------


Net income ...................................          $  194,978   $  167,667   $  149,845
                                                        ==========   ==========   ==========



Net income per share:
   Basic .....................................          $      .80   $      .69   $      .60
                                                        ==========   ==========   ==========
   Diluted ...................................          $      .76   $      .68   $      .59
                                                        ==========   ==========   ==========


Weighted average number of shares outstanding:
   Basic .....................................             244,425      241,946      250,467
                                                        ==========   ==========   ==========
   Diluted ...................................             264,351      247,277      255,067
                                                        ==========   ==========   ==========

                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  September 30,
                                                            --------------------------
                                                                2001           2000
                                                            -----------    -----------
                                       ASSETS
Current assets:
  Cash and cash equivalents ..............................  $    70,263    $    16,471
  Accounts receivable, less allowances for doubtful
    accounts of $116,785 and $118,602 at September
    30, 2001 and 2000, respectively ......................      350,941        343,583
  Accounts receivable - other ............................       29,195         29,070
  Supplies, at cost ......................................       50,113         39,207
  Prepaid expenses and other assets ......................       19,026         18,659
  Funds held by trustee ..................................        1,892          2,562
  Deferred income taxes ..................................       43,801         37,411
                                                            -----------    -----------

     Total current assets ................................      565,231        486,963


Property, plant and equipment:
  Land and improvements ..................................       53,582         47,365
  Buildings and improvements .............................      824,363        793,363
  Leaseholds .............................................      103,272         97,174
  Equipment ..............................................      435,903        379,473
  Construction in progress ...............................       36,783         35,444
                                                            -----------    -----------
                                                              1,453,903      1,352,819

  Less: accumulated depreciation and amortization ........     (364,490)      (287,489)
                                                            -----------    -----------

    Net property, plant and equipment ....................    1,089,413      1,065,330


Funds held by trustee ....................................        1,791          2,005

Excess of cost over acquired net assets, net .............      251,315        182,265

Deferred charges and other assets ........................       33,827         35,502
                                                            -----------    -----------

                                                            $ 1,941,577    $ 1,772,065
                                                            ===========    ===========

                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                           September 30,
                                                                                  ---------------------------
                                                                                       2001           2000
                                                                                  ------------   ------------


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................................   $    91,862    $    78,227
  Accrued payroll and related taxes ...........................................        31,942         27,029
  Accrued expenses and other liabilities ......................................        41,675         32,909
  Due to third party payors ...................................................        14,500         22,972
  Income taxes - currently payable ............................................         1,356          2,122
  Current maturities of long-term debt ........................................         6,752          6,523
                                                                                  -----------    -----------

    Total current liabilities .................................................       188,087        169,782



Deferred income taxes .........................................................        34,286         34,496
Other long-term liabilities ...................................................        36,565         17,570
Long-term debt ................................................................       428,990        520,151



Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares
    authorized ................................................................            --             --
  Common stock, Class A, $.01 par value, 750,000 shares authorized, 258,074 and
    255,357 shares issued and outstanding at
    September 30, 2001 and 2000, respectively .................................         2,581          2,554
  Additional paid-in-capital ..................................................       340,192        308,834
  Retained earnings ...........................................................     1,025,147        830,169
                                                                                  -----------    -----------
                                                                                    1,367,920      1,141,557
    Less: treasury stock, 12,639 and 12,500 shares at
          September 30, 2001 and 2000, respectively ...........................      (114,271)      (111,491)
                                                                                  -----------    -----------

    Total stockholders' equity ................................................     1,253,649      1,030,066
                                                                                  -----------    -----------

                                                                                  $ 1,941,577    $ 1,772,065
                                                                                  ===========    ===========
                             See accompanying notes.


                       HEALTH MANAGEMENT ASSOCIATES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years ended September 30, 2001, 2000, and 1999
                                 (in thousands)

                                                    Common Stock              Additional
                                                ----------------------
                                                                 Par           Paid-in      Retained      Treasury
                                                Shares          Value          Capital      Earnings        Stock
                                                ------         -------        ---------    ----------      -------
Balance at September 30, 1998 ...........      251,558          $2,491      $  241,677    $  512,657    $       --

   Exercise of stock options ............        1,847              18           6,436            --            --
  Income tax benefit from exercise
    of stock options ....................           --              --           3,455            --            --
  Expiration of put option
    obligation ..........................           --              25          43,011            --            --
  Purchase of treasury stock, at cost....           --              --              --            --       (69,092)
   Net income ...........................           --              --              --       149,845            --
                                            ----------      ----------      ----------    ----------    ----------

Balance at September 30, 1999 ...........      253,405           2,534         294,579       662,502       (69,092)

  Exercise of stock options .............        1,952              20          11,611            --            --
  Income tax benefit from exercise
    of stock options ....................           --              --           2,644            --            --
  Purchase of treasury stock, at cost....           --              --              --            --       (42,399)
  Net income ............................           --              --              --       167,667            --
                                            ----------      ----------      ----------    ----------    ----------

Balance at September 30, 2000 ...........      255,357           2,554         308,834       830,169      (111,491)

  Exercise of stock options .............        2,717              27          25,245            --            --
  Income tax benefit from exercise
    of stock options ....................           --              --           6,113            --            --
  Purchase of treasury stock, at cost....           --              --              --            --        (2,780)
  Net income ............................           --              --              --       194,978            --
                                            ----------      ----------      ----------    ----------    ----------

Balance at September 30, 2001 ...........      258,074      $    2,581      $  340,192    $1,025,147    $ (114,271)
                                            ==========      ==========      ==========    ==========    ==========


                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Year ended September 30,
                                                                   ---------------------------------------------
                                                                      2001             2000              1999
                                                                   ---------         --------         ----------
Cash flows from operating activities:

  Net income ................................................      $ 194,978         $ 167,667        $ 149,845
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization .........................         90,646            74,499           61,278
      Provision for doubtful accounts .......................        143,923           135,862          130,013
      (Gain)loss on sale of
         fixed assets .......................................             (6)               85              171
      Change in deferred income taxes . .....................         (6,600)           (4,979)          (5,000)
      Charges for retirement benefits
        and write down of assets held
        for sale ............................................         17,000                 -                -
      Changes in assets and liabilities,
        net of effects of acquisitions
        and dispositions:
          Accounts receivable ...............................       (149,288)         (160,239)        (195,068)
          Supplies ..........................................         (9,993)           (4,802)          (3,834)
          Prepaid expenses and
            other assets ....................................           (257)           (9,146)            (441)
          Deferred charges and
            other assets ....................................         (6,018)          (10,426)          (3,954)
          Accounts payable ..................................         13,315             4,632           22,878
          Accrued payroll, interest and
            other liabilities ...............................          2,053             1,785            3,371
          Income taxes - currently
            payable .........................................           (766)          (18,156)          10,092
          Other long-term liabilities .......................          1,055               115           (1,002)
                                                                   ---------         ---------        ---------

Net cash provided by
  operating activities ......................................        290,042           176,897          168,349
                                                                   ---------         ---------        ---------

Cash flows from investing activities:
  Acquisition of facilities, net of
    cash acquired and purchase
    price adjustments .......................................       (100,894)         (130,402)        (183,967)
  Additions to property, plant
    and equipment ...........................................        (73,473)         (120,704)        (159,392)
  Proceeds from sale of property,
     plant and equipment ....................................          3,357               207              111
                                                                   ---------         ---------        ---------

Net cash used in investing
  activities ................................................      $(171,010)        $(250,899)       $(343,248)
                                                                   ---------         ---------        ---------

                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (in thousands)

                                                                              Year ended September 30,
                                                                   --------------------------------------------
                                                                      2001             2000             1999
                                                                   ---------         ---------        ---------
Cash flows from financing activities:
  Proceeds from long-term borrowings .........................     $  35,591         $ 447,117        $ 249,645
  Principal payments on debt .................................      (129,098)         (342,774)         (17,229)
  Purchase of treasury stock, at cost ........................        (2,780)          (42,399)         (69,092)
  Proceeds from issuance of common
    stock ....................................................        31,385            14,275           11,999
  Payment of interest on debentures ..........................        (1,222)                -                -
  Decrease (increase) in funds
    held by trustee ..........................................           884             1,328             (183)
                                                                   ---------         ---------        ----------

Net cash (used in) provided by
  financing activities .......................................       (65,240)           77,547          175,140
                                                                   ---------         ---------        ---------

Net increase in cash and
  cash equivalents ...........................................        53,792             3,545              241

Cash and cash equivalents at
   beginning of year .........................................        16,471            12,926           12,685
                                                                   ---------         ---------        ---------

Cash and cash equivalents at
   end of year ...............................................     $  70,263         $  16,471        $  12,926
                                                                   =========         =========        =========

Supplemental schedule of noncash investing
  and financing activities:
    Fair value of assets acquired
      (including cash) .......................................     $  63,049         $ 136,649        $ 218,863
    Consideration: Cash paid .................................        59,436           130,402          183,967
                                                                   ---------         ---------        ---------

    Liabilities assumed ......................................     $   3,613         $   6,247        $  34,896
                                                                   =========         =========        =========

                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

1.       Business and summary of significant accounting policies

         Health Management Associates, Inc. ("the Company"), through its subsidiary companies, substantially all of which are wholly-owned, provides health care services to patients in owned and leased facilities primarily in the southeast and southwest United States. The Company consistently applies the following significant accounting policies:

         a.  Principles of consolidation
         The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company exercises control. All significant intercompany accounts and transactions have been eliminated.

         b.  Cash equivalents
         The Company considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. The Company's cash equivalents consist principally of investment grade instruments.

         c.  Property, plant and equipment
         Property, plant and equipment are carried at cost and include major expenditures which increase their values or extend their useful lives. Depreciation and amortization are computed using the straight line method based on estimated useful lives. Estimated useful lives for buildings and improvements range from twenty to forty years and for equipment range from three to ten years. Leaseholds are amortized on a straight-line basis over the terms of the respective leases. Depreciation expense was $77.3 million, $63.7 million and $51.7 million for the years ended September 30, 2001, 2000 and 1999, respectively.

         d. Excess of cost over acquired net assets, net and deferred charges and other assets
         Excess of cost over acquired net assets has been amortized on a straight-line basis over lives ranging from three to twenty-five years. Accumulated amortization relating thereto is $32.3 million and $23.1 million at September 30, 2001 and 2000, respectively. Deferred charges and other assets consist principally of deferred financing costs and certain non-productive assets held for sale. The financing costs are being amortized over the life of the related debt. The accumulated amortization of deferred financing costs was $3.7 million and $2.9 million at September 30, 2001 and 2000, respectively.

         Certain long-lived assets and the related excess of cost over acquired net assets may become impaired, requiring a writedown of the assets to their estimated fair values. The Company periodically reviews future cash flows related to these assets, and if necessary, reduces such assets to their estimated fair values.

         e.  Use of estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.       Business and summary of significant accounting policies (continued)

         f.  Net patient service revenue and accounts receivable
         Approximately 59%, 60% and 60% of gross patient service charges for the years ended September 30, 2001, 2000 and 1999, respectively, relates to services rendered to patients covered by the Medicare and Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. Provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs' principles of payment/reimbursement (either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit, and provision is currently made for adjustments which may result. Revenues and receivables from government programs are significant to the Company's operations, but the Company does not believe that there are significant credit risks associated with these government programs.

         Estimates for contractual allowances under managed care health plans are based primarily on the payment terms of contractual arrangements such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

         Net patient service revenue is presented net of provisions for contractual adjustments and other allowances of $2.981 billion, $2.195 billion and $1.748 billion in 2001, 2000 and 1999, respectively, in the accompanying consolidated statements of income. In the ordinary course of business, the Company renders services in its facilities to patients who are financially unable to pay for the hospital care. The value of these services to patients who are unable to pay is not material to the Company's consolidated results of operations.

         g.  Income taxes
         The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse (see Note 5).

         h.  Earnings per share
         Earnings per share is based on the weighted average number of common and common equivalent shares (stock options and convertible debt) outstanding during the periods presented (see Note 7).

         i.  Segment reporting
         The Company's business of providing health care services to patients in owned and leased facilities comprises a single reportable operating segment under FASB SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

         j.  Reclassifications
         Certain amounts have been reclassified in prior years to conform with the current year presentation.

         k.  Recent Accounting Pronouncements
         In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.       Business and summary of significant accounting policies (continued)


must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

         The Company adopted the provisions of SFAS No. 141 effective July 1, 2001 and intends to early adopt SFAS No. 142 effective October 1, 2001. Subsequent to October 1, 2001, any goodwill and intangible asset determined to have an indefinite useful life will no longer be amortized, but will be subject to annual impairment tests in accordance with SFAS No. 142. During fiscal year 2001, the Company recorded $9.2 million of goodwill amortization expense. The Company will be performing the first of the required impairment tests under SFAS No. 142 during fiscal 2002 and has not yet determined the effect of adoption on the Company's business, results of operations, or financial condition.

         As a result of the Company's adoption of SFAS No. 141, no amortization of the goodwill associated with the hospital acquired by the Company in September 2001 has been included in the financial statements.

         In 1998 the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company adopted October 1, 2000. Because of the Company's minimal use of derivatives, adoption of this standard did not have an impact on the earnings or financial position of the Company.

2.       Acquisitions and dispositions

         During 2001 the Company acquired certain assets of two hospitals through purchase agreements for $59.4 million in cash and the assumption of $3.6 million in liabilities. During 2000 the Company acquired certain assets of three hospitals (one at September 30, 2000) through purchase agreements for $130.4 million in cash and the assumption of $6.2 million in liabilities. During 1999 the Company acquired certain assets of four hospitals through one purchase and two long-term lease agreements for $184.0 million in cash and the assumption of $34.9 million in liabilities. The foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price has been determined by the Company based upon available information and is subject to further refinement.

         The operating results of the foregoing hospitals have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma combined summary of operations of the Company for each of the years in the three year period ended September 30, 2001 give effect to the operation of the hospitals purchased in 2001, 2000 and 1999 as if the acquisitions had occurred as of October 1, 1999, 1998 and 1997, respectively:

                                           2001          2000         1999
                                         ---------     --------     --------
                                         (in millions, except per share data)

  Net patient service revenue .........  $1,945.4      $1,785.1     $1,602.5
  Net income ..........................  $  193.5      $  160.7     $  140.4
  Net income per share - Basic ........  $    .79      $    .66     $    .56
  Net income per share - Diluted ......  $    .75      $    .65     $    .55

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Long-term debt

         The Company's long-term debt consists of the following:

                                                                                          September 30,
                                                                                      -------------------
                                                                                       2001        2000
                                                                                      -------    --------
                                                                                         (in thousands)
         Revolving Credit Agreements (a) .........................................    $ 45,000   $140,000
         Zero-Coupon Subordinated Convertible Notes
          due 2020 at 3%, net of discount of  $192.6 and
          $200.2 million at September 30, 2001 and
          2000, respectively(b) ..................................................     295,864    288,421
         Industrial Revenue Bond Issue (c) . .....................................       5,580      5,940
         Mortgage notes, secured by real and
         personal property (d) ...................................................      50,486     53,592
         Various mortgage and installment notes and
          debentures, some secured by equipment,
          at interest rates ranging from 6% to
          prime plus 1%, payable through 2009 ....................................       9,939     11,325
         Capitalized lease obligations (see Note 4) ..............................      28,873     27,396
                                                                                      --------   --------
                                                                                       435,742    526,674
         Less current maturities .................................................       6,752      6,523
                                                                                      --------   --------

                                                                                      $428,990   $520,151
                                                                                      ========   ========

         a.  Revolving Credit Agreements
         The Company currently has a 5-year $450 million Credit Agreement (the "Credit Agreement") due November 30, 2004. The Credit Agreement is a term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding amounts become due and payable. The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company's credit rating. Monthly or quarterly interest payments are required depending on the type of loan chosen by the Company. The interest rate on the outstanding balance at September 30, 2001 and September 30, 2000 was 3.7% and 7.6%, respectively.

         The Company also has a $15 million unsecured revolving credit commitment with a bank. The $15 million credit is a working capital commitment which is tied to the Company's cash management system, and renews annually on November 1. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank's prime rate less .25%. The interest rate at September 30, 2001 and 2000 was 6.0% and 9.5%, respectively. As of September 30, 2001 and 2000, there were no amounts outstanding under this credit commitment.

         In addition, the Company is obligated to pay certain commitment fees based upon amounts available for borrowing during the terms of the credit agreements described above.

         The credit agreements contain covenants which, without prior consent of the banks, limit certain activities, including those relating to mergers, consolidations and the Company's ability to secure additional indebtedness, make guarantees, grant security interests and declare dividends. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage. At September 30, 2001, the Company was in compliance with these covenants.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Long-term debt (continued)

         b.  Subordinated Convertible Notes
         On August 16, 2000, the Company sold $488.8 million face value of zero-coupon subordinated convertible notes for gross proceeds of $287.7 million. The notes mature on August 16, 2020 unless converted or redeemed earlier. The notes are convertible into the Company's common stock at a conversion rate of
29.5623 shares of common stock for each $1,000 principal amount of the notes (equivalent to a conversion price of $19.9125 per share). Interest on the notes is payable semiannually in arrears on August 16 and February 16 of each year at a rate of .25% per year on the principal amount at maturity. The rate of cash interest and accrual of original issue discount represent a yield to maturity of 3% per year calculated from August 16, 2000.

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

         c.  Industrial Revenue Bond Issue
         The Company has one Industrial Revenue Bond issue outstanding at September 30, 2001 and 2000, which is secured by all real and personal property of a facility with aggregate net book value of $11.4 million and $11.0 million, respectively, and a pledge of the stock of the subsidiary owning the facility; payment of principal and interest is unconditionally guaranteed by the Company. The bonds are serial bonds with maturities and rates ranging from September 1, 2005 to September 1, 2011 and 8.5% to 8.75%, respectively. The Company makes monthly sinking-fund payments in amounts sufficient to cover principal and interest payment requirements.

         d.  Mortgage Notes
         The Company has six mortgage notes which are secured by all the real and personal property related to five facilities with a net book value of $96.3 million and $78.0 million at September 30, 2001 and 2000, respectively. The notes are payable in various installments with maturity dates ranging from 2002 through 2007 and carry interest rates ranging from prime (6.0% and 9.5% at September 30, 2001 and 2000, respectively) to 11.5%.

         As of September 30, 2001 and 2000, the quoted market price for the subordinated convertible notes was approximately $340.3 million and $353.8 million, respectively. The fair value of the other debt included above, based on available market information, approximates its carrying value.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Long-term debt (Continued)

         Maturities of long-term debt and capital leases for the next five fiscal years and thereafter, are as follows (in thousands):

                                  2002               $  6,752
                                  2003                  8,221
                                  2004                  5,619
                                  2005                 50,169
                                  2006                  4,338
                                  Thereafter         $360,643

         The Company paid interest of $22.3 million, $31.1 million and $14.4 million for the years ended September 30, 2001, 2000 and 1999, respectively. There was no capitalized interest for the year ended September 30, 2001. Capitalized interest totaled $3.1 million and $4.3 million for the years ended September 30, 2000 and 1999 respectively.

4.       Leases

         The Company leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Future minimum operating and capital lease payments, including amounts relating to leased hospitals, are as follows at September 30, 2001 (in thousands):

                               Operating            Capital
                       -------------------------  ------------
                                                     Real
                           Real                   Property and
September 30,            Property     Equipment     Equipment        Total
-------------          -----------   -----------  ------------    -----------

2002 ..................  $  4,538     $ 19,989      $  4,132       $ 28,659
2003 ..................     3,373       16,192         4,398         23,963
2004 ..................     2,981       13,009         4,170         20,160
2005 ..................     2,739        9,550         3,557         15,846
2006 ..................     2,685        7,611         2,834         13,130
Thereafter ............    18,512        1,048        38,319         57,879
                         --------     --------      --------       --------

Total minimum payments   $ 34,828     $ 67,399        57,410       $159,637
                         ========     ========                     ========

Less amounts
  representing interest                               28,537
                                                    --------

Present value of
  minimum lease
  payments ............                             $ 28,873
                                                    ========

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Leases (continued)

         The following summarizes amounts related to assets leased by the Company under capital leases (in thousands):

                                                        September 30,
                                                     ------------------
                                                       2001      2000
                                                     --------  --------

         Cost ....................................   $71,870   $70,139
         Less accumulated amortization ...........   (17,191)  (13,503)
                                                     -------   -------
         Net book value ..........................   $54,679   $56,636
                                                     =======   =======


         The Company entered into capitalized leases for equipment of $4.0 million, $.2 million and $.8 million for the years ended September 30, 2001, 2000 and 1999, respectively.

5.       Income taxes

         The significant components of the provision for income taxes are as follows (in thousands):

                                              Year ended September 30,
                                        ----------------------------------
                                           2001         2000        1999
                                        ---------    ---------    --------
Federal:
  Current ............................   $114,109     $ 96,713    $ 85,248
  Deferred ...........................     (6,731)      (3,439)     (2,777)
                                         --------     --------    --------
      Total Federal ..................    107,378       93,274      82,471
State:
  Current and deferred ...............     18,595       15,054      14,337
                                         --------     --------    --------
     Total ...........................   $125,973     $108,328    $ 96,808
                                         ========     ========    ========



         An analysis of the Company's effective income tax rates is as follows:

                                          Year ended September 30,
                            --------------------------------------------------
                                  2001              2000              1999
                            ---------------- ----------------- ---------------

Statutory income
  tax rate ............     $112,333   35.0%  $ 96,598   35.0% $86,329   35.0%

State income taxes, net
  of Federal benefit ..       12,628    3.9     10,797    3.9    9,319    3.8

Other items (each less
  than 5% of computed
  tax) ................        1,012     .4        933     .4    1,160     .5
                            --------  -----   --------  -----  -------  -----

    Total .............     $125,973   39.3%  $108,328   39.3% $96,808   39.3%
                            ========  =====   ========  =====  =======  =====

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Income taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred income tax assets and liabilities are comprised of the following:

                                                             September 30,
                                                         -------------------
                                                           2001        2000
                                                         -------     -------
                                                             (in thousands)
         Deferred income tax assets:
                  Allowance for doubtful accounts       $ 24,082    $ 26,201
                  Accrued liabilities                     10,524       8,712
                  Self insurance liability risks           6,519       2,498
                  Other                                    2,676          --
                                                        --------    --------
                                                        $ 43,801      37,411
         Less:  Valuation allowance                           --          --
                                                        --------    --------

         Net deferred income tax assets                   43,801      37,411

         Deferred income tax liabilities:
                  Depreciable assets                     (32,124)    (32,334)
                  Other                                   (2,162)     (2,162)
                                                        --------    --------

         Net deferred income tax asset                  $  9,515    $  2,915
                                                        ========    ========

         Income taxes paid (net of refunds) amounted to $126.1 million,$123.6 million, and $79.3 million for the years ended September 30, 2001, 2000 and 1999, respectively.

6.       Retirement plans

         The Company has a defined contribution retirement plan which covers substantially all eligible employees at its hospitals and the corporate office. This plan includes a provision for the Company to match a portion of employee contributions. Total retirement program expense under this plan was $4.5 million, $4.0 million and $3.8 million for the years ended September 30, 2001, 2000 and 1999 respectively.

         In addition, the Company maintains a supplemental retirement plan for certain Company executives which provides for predetermined annual payments to these executives after the attainment of age 62, if still employed by the Company at that time. These payments generally continue for the remainder of the executive's life (see Note 10).

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                            Year ended September 30,
                                                      ------------------------------------
                                                        2001           2000         1999
                                                      -------        -------      --------

         Numerator:
              Numerator for basic earnings
                per share - net income               $194,978       $167,667       $149,845
              Effect of convertible debt                5,346            655             --
                                                     --------       --------       --------

              Numerator for diluted
                earnings per share                   $200,324       $168,322       $149,845
                                                     ========       ========       ========

         Denominator:
              Denominator for basic earnings
                 per share-weighted average shares    244,425        241,946        250,467
              Effect of dilutive securities:
                 Employee stock options                 5,477          3,550          4,600
                 Convertible debt                      14,449          1,781             --
                                                     --------       --------       --------
              Denominator for diluted
                 earnings per share                   264,351        247,277        255,067
                                                     ========       ========       ========
         Basic earnings per share                    $    .80       $    .69       $    .60
                                                     ========       ========       ========
         Diluted earnings per share                  $    .76       $    .68       $    .59
                                                     ========       ========       ========

         Outstanding options to purchase 5.4 million, 7.2 million, and 7.0 million shares of the Company's common stock were not included in the computation of earnings per share for the years ended September 30, 2001, 2000, and 1999, respectively, because the options' exercise prices were greater than the average market price of the Company's common stock.

8.       Stockholders' equity

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma disclosure of alternative fair value accounting is then required under FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), utilizing an option valuation model.

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

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Stockholders' equity (continued)

         Pertinent information covering the plans is summarized below:

                                                                   Price          Weighted
                                                 Shares            Range        Average Price
                                               ----------     --------------    -------------
                                             (in thousands)
         Balance at September 30, 1998           18,377       $ 1.24 -$21.63     $    8.36
              Granted                             3,688         8.25 - 13.00         12.72
              Exercised                          (1,623)        2.07 - 12.72          3.43
              Terminated                           (204)       10.33 - 21.63         18.61
                                                 ------

         Balance at September 30, 1999           20,238         1.24 - 21.63         10.30
              Granted                             3,807        12.13 - 14.69         12.14
              Exercised                          (1,809)        1.24 - 13.00          5.97
              Terminated                           (403)       10.33 - 21.63         16.14
                                                 ------

         Balance at September 30, 2000           21,833         1.24 - 21.63         10.87
              Granted                             2,804        16.60 - 21.25         16.62
              Exercised                          (2,553)        1.24 - 13.00          9.99
              Terminated                         (1,506)       12.13 - 21.63         13.38
                                                 ------

         Balance at September 30, 2001           20,578       $ 2.07 -$21.63
                                                 ======

         Exercisable at
           September 30, 2001                    15,144
                                                 ======

         The following table summarizes information concerning currently outstanding and exercisable options:

                        Options Outstanding                     Options Exercisable
         ---------------------------------------------------  -----------------------------------
                                     Weighted
                                      Average      Weighted                   Weighted
            Range of                 Remaining     Average                     Average
            Exercise      Number    Contractual    Exercise     Number         Exercise
             Prices     Outstanding     Life        Price     Exercisable       Price
         -------------  -----------  -----------   ---------  -----------    ---------------
         $ 2.07-$10.33   5,668,000      2.7          $ 4.98    5,558,000          $ 4.91
         $12.13-$21.63  14,842,000      7.4          $14.10    9,586,000          $13.51

         Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate of 5.51%, 6.56%, and 5.81% - 6.18%; no dividend yields; volatility factor of the expected market price of the Company's common stock of .489, .486 and .446; and weighted average expected lives of the options of 7 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                              2001        2000        1999
                                            --------    --------    --------
         Pro forma net income               $184,537    $156,702    $138,588
         Pro forma earnings per share:
           Basic                            $    .75    $    .65    $    .55
           Diluted                          $    .72    $    .64    $    .54

         At September 30, 2001 there were approximately 14.7 million shares of common stock reserved for future issuance under the plans. In addition, the Company has granted options for shares of Class A Common Stock to seven non-employee directors. At September 30, 2001 there were approximately 233,000 options outstanding at $2.07 to $21.63 per share, expiring in 2003 through 2011.

         The Company also has a Stock Incentive Plan for corporate officers and management staff. This plan provides for the awarding of additional compensation to key personnel in the form of Company stock. The stock will be issued to the grantee four years after the date of grant, provided the individual is still an employee of the Company. At September 30, 2001 there were approximately 388,000 shares reserved under the plan, for which the Company has recorded $2.0 million, $1.5 million and $1.5 million of compensation expense for the years ended September 30, 2001, 2000 and 1999, respectively.

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

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Stockholders' equity (continued)

         In September 2001, the Board of Directors approved a stock repurchase program of up to 5 million shares of the Company's common stock. Purchases will be made from time to time in the open market and will continue until all of such shares are repurchased or until the Company decides to terminate the repurchase program. As of September 30, 2001, the Company had repurchased 139,000 shares. Subsequent to September 30, 2001 and through November 1, 2001, the Company had purchased an additional 1.9 million shares at an average purchase price of $19.65 per share.

         At September 30, 2001 and 2000, there were 14.5 million shares of common stock reserved for future issuance upon the conversion of the Company's subordinated convertible notes.

9.       Professional and liability risks

         The Company insures for its professional liability risks under a "claims-made" basis policy, whereby each claim is covered up to $1 million per occurrence, subject to a $100,000 deductible (with an annual deductible cap of $6.1 million). Liabilities in excess of these amounts are covered through a combination of limits provided by commercial insurance companies and a self-insurance program.

         Accruals for self-insured professional liability risks are determined using asserted and unasserted claims identified by the Company's incident reporting system and actuarially determined estimates based on Company and industry historical loss payment patterns and have been discounted to their present value using a discount rate of 6.0%. Although the ultimate settlement of these accruals may vary from these estimates, management believes that the amounts provided in the Company's consolidated financial statements are adequate.

10.    Non-cash charge

         The non-cash charge for retirement benefits and write down of assets held for sale represents (1) the present value of the future costs of retirement benefits granted to the Company's chairman pursuant to an employment agreement which became effective January 2, 2001, and (2) the write down of two hospital assets held for sale subsequent to their respective replacement.

11.    Commitments

         The Company has a number of hospital renovation/expansion projects underway at September 30, 2001. None of these projects are individually significant nor do they represent a significant commitment in total at September 30, 2001. In addition, the Company plans to replace three of its existing hospitals over the next five years, subject to approval by the appropriate regulatory agencies. Included in this is the Company's obligation to construct a new facility at its recently acquired Carlisle, Pennsylvania location.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Commitments (continued)

      Subsequent to September 30, 2001, the Company entered into definitive agreements to purchase, for approximately $187 million, the following five hospitals:

          . East Pointe Hospital, Lehigh Acres, Florida, 88 licensed beds

          . Santa Rosa Medical Center, Milton, Florida, 129 licensed beds

          . Fentress County General Hospital, Jamestown, Tennessee, 85 licensed beds

          . The Medical Center of Mesquite, Mesquite, Texas, 176 licensed beds

          . Lancaster Community Hospital, Lancaster, California, 117 licensed beds

         In December 2001, the Company announced that it had signed a definitive agreement to sell the Lancaster Community Hospital in Lancaster, California. The transaction is expected to close simultaneously with the closing of the Company's above referenced purchase of the hospital.

12.      Quarterly data (unaudited)


                     Years ended September 30, 2001 and 2000
                      (in thousands, except per share data)

                                                           Quarter
                                     -----------------------------------------------------
                                        1st           2nd            3rd            4th             Total
                                     --------      --------       --------        --------       ----------
   2001
----------

Net patient
  service revenue ................   $434,237       $481,144       $473,203       $491,217       $1,879,801
Income before income
  taxes ..........................     66,122         80,265         89,156         85,408          320,951
Net income .......................     40,178         48,740         54,138         51,922          194,978
Net income per share:
         Basic ...................   $    .17       $    .20       $    .22       $    .21       $      .80
         Diluted .................   $    .16       $    .19       $    .21       $    .20       $      .76
Weighted average number of shares:

         Basic ...................    243,234        244,117        245,048        245,297          244,425
         Diluted .................    264,297        263,100        264,305        265,568          264,351

   2000
----------

Net patient
  service revenue ................   $370,094       $408,655       $391,099       $407,919       $1,577,767
Income before income
  taxes ..........................     56,451         83,103         72,138         64,303          275,995
Net income .......................     34,292         50,487         43,823         39,065          167,667
Net income per share:
         Basic ...................   $    .14       $    .21       $    .18       $    .16       $      .69
         Diluted .................   $    .14       $    .21       $    .18       $    .16       $      .68
Weighted average number of shares:
         Basic ...................    241,916        241,064        242,078        242,816          241,946
         Diluted .................    245,015        244,979        245,917        254,788          247,277

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this Item is (i) incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 19, 2002 under "Election of Directors", which proxy statement will be filed within 120 days after the end of the Company's fiscal year and (ii) set forth under "Executive Officers of the Registrant" in Part I of this Report.

Item 11.  Executive Compensation

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on February 19, 2002 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 19, 2002 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

Item 13.  Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 19, 2002 under "Certain Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

Item 14(a)(1), 14(a)(2) and 14(d):

         The following financial statement schedule is filed as part of this Report at page 54 hereof:

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 14(a)(3) and 14(c):  See Index to Exhibits.

Item 14(b):

         During the last quarter of the fiscal year ended September 30, 2001, the Registrant did not file a Current Report on Form 8-K.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (in thousands of dollars)

                                     Balance at     Acquisitions                   Charged                    Balance at
                                    Beginning of        and        Charges to      to other                     End of
                                       Period       Dispositions  Operations(a)    Accounts   Deductions(b)     Period
                                    ------------    ------------  -------------    --------   -------------   ---------
Year ended September 30, 1999
  Allowance for doubtful
    accounts .....................    $ 87,800         $20,818      $153,021       $      -     ($146,847)     $114,792
                                      ========         =======      ========       ========     =========      ========

Year ended September 30, 2000
  Allowance for doubtful
    accounts .....................    $114,792         $     -      $169,712       $      -     ($165,902)     $118,602
                                      ========         =======      ========       ========     =========      ========

Year ended September 30, 2001
  Allowance for doubtful
    accounts .....................    $118,602         $ 5,482      $154,114       $      -     ($161,413)     $116,785
                                      ========         =======      ========       ========     =========      ========

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

HEALTH MANAGEMENT ASSOCIATES, INC.

By   /s/ Joseph V. Vumbacco             President and Chief
    -------------------------------      Executive Officer      December 4, 2001
       Joseph V. Vumbacco

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

 /s/ William J. Schoen                  Chairman of the Board
---------------------------------        of Directors           December 4, 2001
     William J. Schoen


 /s/ Joseph V. Vumbacco                 President, Chief        December 4, 2001
---------------------------------        Executive Officer,
     Joseph V. Vumbacco                  Director and (Princi-
                                         pal Executive Officer)


 /s/ Robert E. Farnham                  Senior Vice President
---------------------------------        and Chief Financial    December 4, 2001
     Robert E. Farnham                   Officer (Principal
                                         Financial Officer
                                         and Principal
                                         Accounting Officer)


 /s/ Kent P. Dauten
---------------------------------
     Kent P. Dauten                     Director                December 4, 2001


---------------------------------
     Robert A. Knox                     Director                December 4, 2001


 /s/ Charles R. Lees
---------------------------------
     Charles R. Lees                    Director                December 4, 2001


 /s/ Kenneth D. Lewis
---------------------------------
     Kenneth D. Lewis                   Director                December 4, 2001


 /s/ William E. Mayberry
---------------------------------
     William E. Mayberry, M.D.          Director                December 4, 2001


 /s/ Randolph W. Westerfield
---------------------------------
     Randolph W. Westerfield, Ph.D.     Director                December 4, 2001


 /s/ Donald E. Kiernan
---------------------------------
     Donald E. Kiernan                  Director                December 4, 2001

INDEX TO EXHIBITS

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession

         Not applicable.

(3)      (i)   Articles of Incorporation

3.1/(i)/       Fifth Restated Certificate of Incorporation.  (Exhibit 3.1)

3.2/(r)/ Certificate of Amendment to Fifth Restated Certificate of Incorporation. (Exhibit 3.2)


         (ii)  By-laws

3.3/(w)/       By-laws, as amended.  (Exhibit 3.3)

(4)      Instruments defining rights of security holders, including indentures

               The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

4.1/(f)/       Specimen Stock Certificate. (Exhibit 4.11)


4.5/(r)/ Credit Agreement by and among Health Management Associates, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and as Lender, First Union National Bank, as Syndication Agent and as Lender, and the Chase Manhattan Bank, as Syndication Agent and as Lender, and The Lenders Party Hereto From Time To Time, dated November 30, 1999. (Exhibit 4.5)

4.6/(s)/ Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc. pertaining to a $15 million working capital and cash management line of credit. (Exhibit 4.1)

 (9)     Voting Trust Agreement

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

10.6/(d)/       Health Management Associates, Inc. Stock Incentive Plan for
                Corporate Officers and Management Staff. (Exhibit 10.56)

10.7/(i)/       Amendment No. 1 to the Health Management Associates, Inc. Stock
                Incentive Plan for Corporate Officers and Management Staff.
                (Exhibit 10.2)

10.8/(g)/       Health Management Associates, Inc. Supplemental Executive
                Retirement Plan, dated July 12, 1990. (Exhibit 10.22)

10.9/(h)/       First Amendment to the Health Management Associates, Inc.
                Supplemental Executive Retirement Plan, dated January 1, 1994.
                (Exhibit 10.51)

10.10/(a)/      Registration Agreement dated September 2, 1988 between HMA
                Holding Corp., First Chicago Investment Corporation, Madison
                Dearborn Partners IV, Prudential Venture Partners, Prudential
                Venture Partners II, William J. Schoen, Kelly E. Curry, Stephen
                M. Ray, Robb L. Smith, George A. Taylor and Earl P. Holland.
                (Exhibit 10.23)

10.11/(b)/      Health Management Associates, Inc. 1991 Non-Statutory Stock
                Option Plan. (Exhibit 10.67)

10.12/(f)/      Amendment No. 1 and Amendment No. 2 to the Health Management
                Associates, Inc. 1991 Non-Statutory Stock Option Plan. (Exhibit
                10.44)

10.13/(f)/      Health Management Associates, Inc. 1993 Non-Statutory Stock
                Option Plan. (Exhibit 10.45)

10.14/(i)/      Health Management Associates, Inc. Stock Option Plan for Outside
                Directors. (Exhibit 10.5)

10.15/(g)/      Stock Option Agreement, dated May 18, 1993, between the Company and Charles R. Lees. (Exhibit 10.48)

10.16/(h)/      Stock Option Agreement dated May 20, 1994, between the Company and Charles R. Lees. (Exhibit 10.52)

10.17/(h)/      Stock Option Agreement dated May 17, 1994, between the Company and Kenneth D. Lewis. (Exhibit 10.53)

10.18/(j)/      Amendment No. 5 to the Health Management Associates, Inc. 1991
                Non-Statutory Stock Option Plan. (Exhibit 10.57)

10.19/(j)/      Amendment No. 3 to the Health Management Associates, Inc. 1993
                Non-Statutory Stock Option Plan. (Exhibit 10.58)

10.20/(j)/      Amendment No. 1 to the Health Management Associates, Inc. Stock
                Option Plan for Outside Directors. (Exhibit 10.59)

10.21/(l)/      Lease Agreement dated as of December 28, 1995 among Coahoma
                County, Mississippi, Clarksdale HMA, Inc. and the Company.
                (Exhibit 10.1)

10.22/(n)/      Lease Agreement dated May 21, 1996 among Midwest City Memorial
                Hospital Authority, an Oklahoma Public Trust, and Midwest City
                HMA, Inc. and Health Management Associates, Inc. (Exhibit 2.1)

10.23/(l)/      Amendment No. 6 to the Health Management Associates, Inc. 1991
                Non-Statutory Stock Option Plan. (Exhibit 10.2)

10.24/(l)/      Amendment No. 7 to the Health Management Associates, Inc. 1991
                Non-Statutory Stock Option Plan. (Exhibit 10.3)

10.25/(l)/      Amendment No. 4 to the Health Management Associates, Inc. 1993
                Non-Statutory Stock Option Plan. (Exhibit 10.4)

10.26/(l)/      Amendment No. 5 to the Health Management Associates, Inc. 1993
                Non-Statutory Stock Option Plan. (Exhibit 10.5)

10.27/(k)/      Health Management Associates, Inc. 1996 Executive Incentive
                Compensation Plan. (Exhibit 99.15)

10.28/(m)/      Amendment No. 1 to the Health Management Associates, Inc. 1996
                Executive Incentive Compensation Plan. (Exhibit 10.1)

10.29/(o)/      Second Amendment to the Health Management Associates, Inc.
                Supplemental Executive Retirement Plan, dated September 17,
                1996. (Exhibit 10.64)

10.30/(p)/      Hospital Management Agreement by and between Anniston HMA, Inc.
                and the Trust created under the last will and testament of Susie
                P. Stringfellow, entered into on January 24, 1997. (Exhibit
                10.1)

10.31/(q)/      Lease Agreement made as of June 1, 1998 between Hernando County,
                Florida and Hernando HMA, Inc. (Exhibit 10.2)

10.32/(t)/      Amendment No. 5 to the Health Management Associates, Inc. 1996
                Executive Incentive Compensation Plan. (Exhibit 10.1)

10.33/(t)/      Amendment No. 6 to the Health Management Associates, Inc. 1996
                Executive Incentive Compensation Plan. (Exhibit 10.2)

10.34/(u)/      Amendment No. 10 to the Health Management Associates, Inc. 1991
                Non-Statutory Stock Option Plan.(Exhibit 10.37)

10.35/(u)/      Amendment No. 8 to the Health Management Associates, Inc. 1993
                Non-Statutory Stock Option Plan.(Exhibit 10.38)

10.36/(u)/      Amendment to Stock Option Agreements between Health Management
                Associates, Inc. and William J. Schoen dated as of December 5,
                2000.(Exhibit 10.39)

10.37/(u)/      Third Amendment to the Health Management Associates, Inc.
                Supplemental Retirement Plan. (Exhibit 10.40)

10.38/(v)/      Employment Agreement for William J. Schoen made as of
                January 2, 2001. (Exhibit 99.2)

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

(18)     Letter re change in accounting principles

         Not applicable.

(21)     Subsidiaries of the registrant

21.1 Subsidiaries of the registrant are listed on Exhibit 21.1 included herein at page 63 of this Report.

(22) Published report regarding matters submitted to vote of security holders

         None.

(23)      Consents of experts and counsel

23.1           Consent of Ernst & Young LLP is filed as part of this Report as
               Exhibit 23.1 at page 64 hereof.

(24)      Power of Attorney

          Not applicable.

(99)      Additional Exhibits

          None.

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

(k) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form S-8 Registration No. 33-80433). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

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

(u) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(v) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-53602) filed on January 12, 2001. The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

(w) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.