Form 10-Q
period 2001-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2002-02-13
CIK 792985

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to____

                          Commission File No. 000-18799


                       HEALTH MANAGEMENT ASSOCIATES, INC.
     -----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                         61-0963645
--------------------------------                 -------------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

   5811 Pelican Bay Boulevard, Suite 500, Naples, Florida         34108-2710
---------------------------------------------------------       ----------------
       (Address of principal executive offices)                   (Zip Code)

                                  (941)598-3131
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

At February 6, 2002, the following shares of the Registrant were outstanding:

                  Class A Common Stock   241,734,411 shares

                       HEALTH MANAGEMENT ASSOCIATES, INC.
                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                      INDEX
                                      -----


PART I.      FINANCIAL INFORMATION                                          Page

Item 1.      Financial Statements
         Consolidated Statements of Income--
           Three Months Ended December 31, 2001 and 2000 ..................    3

         Condensed Consolidated Balance Sheets--
           December 31, 2001 and September 30, 2001 .......................    4

         Condensed Consolidated Statements of Cash Flows--
           Three Months Ended December 31, 2001 and 2000 ..................    5

         Notes to Interim Condensed Consolidated Financial Statements .....    6-8

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................    9-12

Item 3.      Quantitative and Qualitative Disclosures
                About Market Risk..........................................    12


PART II.     OTHER INFORMATION ............................................    13

Signatures ................................................................    14

Index To Exhibits .........................................................    15-16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            Three months ended
                                                                December 31,
                                                           ---------------------
                                                             2001         2000
                                                           --------     --------
Net patient service revenue ..........................     $495,821     $434,237

Costs and expenses:
   Salaries and benefits .............................      195,748      169,153
   Supplies and other ................................      143,433      126,069
   Provision for doubtful accounts ...................       36,878       35,905
   Depreciation and amortization .....................       21,648       21,430
   Rent expense ......................................       10,926        9,522
   Interest, net .....................................        4,116        6,036
                                                           --------     --------
       Total costs and expenses ......................      412,749      368,115
                                                           --------     --------


Income before income taxes ...........................       83,072       66,122

Provision for income taxes ...........................       32,606       25,944
                                                           --------     --------


Net income ...........................................     $ 50,466     $ 40,178
                                                           ========     ========


Net income per share:
   Basic .............................................     $    .21     $    .17
                                                           ========     ========
   Diluted ...........................................     $    .20     $    .16
                                                           ========     ========


Weighted average number of shares outstanding:

   Basic .............................................      243,649      243,234
                                                           ========     ========
   Diluted ...........................................      263,365      264,297
                                                           ========     ========


                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                     -------

                                                                   December 31,             September 30,
                                                                       2001                      2001
                                                                   ------------             -------------
                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents ....................................   $   118,160              $    70,263
  Receivables--net .............................................       381,713                  380,136
  Supplies, prepaids and other assets ..........................        79,876                   69,139
  Funds held by trustee ........................................         2,973                    1,892
  Deferred income taxes ........................................        43,801                   43,801
                                                                   -----------              -----------
       Total current assets ....................................       626,523                  565,231

Property, plant and equipment ..................................     1,569,389                1,453,903
  Less accumulated depreciation and amortization ...............      (384,244)                (364,490)
                                                                   -----------              -----------
       Net property, plant and equipment .......................     1,185,145                1,089,413

Other assets:
  Funds held by trustee ........................................         1,744                    1,791
  Excess of cost over acquired net assets, net .................       302,281                  251,315
  Deferred charges and other assets ............................        34,970                   33,827
                                                                   -----------              -----------
       Total ...................................................       338,995                  286,933
                                                                   -----------              -----------

                                                                   $ 2,150,663              $ 1,941,577
                                                                   ===========              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable .............................................   $   122,810              $    91,862
  Accrued expenses and other liabilities .......................        98,764                   88,117
  Income taxes--currently payable and deferred .................        29,726                    1,356
  Current maturities of long-term debt .........................         7,322                    6,752
                                                                   -----------              -----------
       Total current liabilities ...............................       258,622                  188,087

Deferred income taxes ..........................................        34,286                   34,286
Other long-term liabilities ....................................        36,894                   36,565
Long-term debt .................................................       600,038                  428,990

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000
    shares authorized ..........................................             -                        -
  Common stock, Class A, $.01 par value, 750,000
    shares authorized, 259,115 and 258,074
    shares issued at December 31, 2001 and
    September 30, 2001, respectively ...........................         2,591                    2,581
  Additional paid-in capital ...................................       343,193                  340,192
  Retained earnings ............................................     1,075,613                1,025,147
                                                                   -----------              -----------
                                                                     1,421,397                1,367,920
  Less treasury stock, 17,096 and 12,639 shares
    at cost at December 31, 2001 and
    September 30, 2001, respectively ...........................      (200,574)                (114,271)
                                                                   -----------              -----------
       Total stockholders' equity ..............................     1,220,823                1,253,649
                                                                   -----------              -----------

                                                                   $ 2,150,663              $ 1,941,577
                                                                   ===========              ===========

                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            Three months ended
                                                                                               December 31,
                                                                                    ---------------------------------
                                                                                       2001                   2000
                                                                                    ---------               ---------
Cash flows from operating activities:
  Net income ...........................................................            $  50,466               $  40,178
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .....................................               21,648                  21,430
     Provision for doubtful accounts ...................................               36,878                  35,905
     Loss on sale of fixed assets ......................................                    -                       4

     Changes in assets and liabilities:
       Receivables .....................................................              (23,690)                (61,839)
       Supplies and other current assets ...............................               (7,147)                 (5,746)
       Deferred charges and other assets ...............................                  898                  (9,980)
       Accounts payable ................................................               21,974                   7,989
       Accrued expenses and other liabilities ..........................                1,216                   5,376
       Income taxes--
         currently payable and deferred ................................               28,370                  21,892
       Other long term liabilities .....................................               (2,171)                   (178)
                                                                                    ---------               ---------

          Net cash provided by operating activities ....................              128,442                  55,031
                                                                                    ---------               ---------

Cash flows from investing activities:
  Acquisition of facilities, net of cash acquired ......................             (186,520)                      -
  Additions to property, plant and equipment ...........................              (20,582)                (16,520)
  Proceeds from sale of property, plant and equipment ..................               40,052                   2,792
                                                                                    ---------               ---------

          Net cash used in investing activities ........................             (167,050)                (13,728)
                                                                                    ---------               ---------

Cash flows from financing activities:
  Proceeds from long-term borrowings ...................................              172,639                   2,673
  Principal payments on debt ...........................................               (2,090)                (31,641)
  Proceeds from issuance of common stock ...............................                3,011                   5,112
  Purchase of treasury stock, at cost ..................................              (86,021)                      -
  (Increase) decrease in funds held by trustee .........................               (1,034)                    133
                                                                                    ---------               ---------

          Net cash provided by (used in) financing activities ..........               86,505                 (23,723)
                                                                                    ---------               ---------

                Net increase in cash and cash equivalents ..............               47,897                  17,580

Cash and cash equivalents at beginning of period .......................               70,263                  16,471
                                                                                    ---------               ---------

Cash and cash equivalents at end of period .............................            $ 118,160               $  34,051
                                                                                    =========               =========

                             See accompanying notes.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

         The condensed consolidated balance sheet as of September 30, 2001 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.'s (the "Company's") 2001 Annual Report on Form 10-K. The interim condensed consolidated financial statements at December 31, 2001 and for the three months ended December 31, 2001 and 2000 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its 2001 Annual Report on Form 10-K.

2.  Use of Estimates

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

3.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                            Three months ended
                                               December 31,
                                          ---------------------
                                            2001         2000
                                          --------     --------
Numerator:
   Numerator for basic earnings per
    share-net income                      $ 50,466     $ 40,178
   Effect of convertible debt                1,355        1,337
                                          --------     --------
   Numerator for diluted earnings
    per share                             $ 51,821     $ 41,515
                                          ========     ========

Denominator:
   Denominator for basic earnings
    per share-weighted average shares 243,649 243,234 Effect of dilutive securities:
    Employee stock options                   5,267        6,614
    Convertible debt                        14,449       14,449
                                          --------     --------
   Denominator for diluted earnings
    per share                              263,365      264,297
                                          ========     ========

Basic earnings per share                  $    .21     $    .17
                                          ========     ========
Diluted earnings per share                $    .20     $    .16
                                          ========     ========

                       HEALTH MANAGEMENT ASSOCIATES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Acquisitions

         Effective December 1, 2001, the Company acquired the East Pointe Hospital pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment of the hospital. The total consideration approximated $16.5 million in cash. The Company used cash on hand to finance the cost of this transaction.

         Effective January 1, 2002, the Company completed the acquisition of four acute-care hospitals from Clarent Hospital Corporation for approximately $170 million in cash. On the same day the Company sold one of these hospitals to Universal Health Services, Inc. for $40.0 million in cash. The Company used amounts available under its credit agreement to finance the net cost of these transactions. These transactions closed on December 31, 2001 with an effective date of January 1, 2002 and are reflected in the Company's balance sheet and statement of cash flows as of December 31, 2001 and for the three month period then ended.

5. Recent Accounting Pronouncements

         As of July 1, 2001, the Company adopted the provisions of SFAS No. 141, Business Combinations, and as of October 1, 2001, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations entered into after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The transition provisions of SFAS No. 142 require the completion of a transitional impairment test within six months of adoption of SFAS No. 142, with any impairments identified accounted for as a cumulative effect of a change in accounting principal.

         In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective October 1, 2001. During the quarter ended December 31, 2000, the Company recorded approximately $2.2 million of goodwill amortization expense which reduced earnings by approximately $1.3 million (net of tax expense of approximately $0.9 million), or approximately $0.005 per share, basic and diluted.

         The Company has not yet determined the effect of adoption of the impairment testing requirements of SFAS No. 142 on the Company's business, results of operations, or financial condition. The Company will perform and report the results of its transitional impairment tests under SFAS No. 142 in the Company's March 31, 2002 financial statements.

                       HEALTH MANAGEMENT ASSOCIATES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Subsequent Events

     On January 28, 2002, the Company issued and sold $330.0 million in face value of Zero-Coupon Convertible Senior Subordinated Notes (the "Notes") for gross proceeds of approximately $277.0 million. The Notes are the Company's general unsecured obligations and are subordinated in right of payment to the Company's existing and future indebtedness that is not, by its terms, expressly subordinated or pari passu in right of payments to the Notes. The Company's Convertible Senior Subordinated Debentures due 2020 (the "Debentures") rank pari passu with the Notes. The Notes mature on January 28, 2022 unless converted or redeemed earlier. Upon the occurrence of certain events, the Notes are convertible into the Company's common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $26.11 per share). The equivalent number of shares associated with the offering become dilutive (included in the Company's earnings per share calculation) when the Company's common stock attains a level of $31.33 for at least 20 trading days of the 30 trading days prior to the conversion or the Notes otherwise become convertible. The accrual of original issue discount represents a yield to maturity of 0.875% per year calculated from January 22, 2002, excluding any contingent interest.

     Holders may require the Company to purchase all or a portion of their Notes on January 28, 2005, January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per note of $862.07, $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each purchase date. The Company will pay cash for all Notes so purchased on January 28, 2005. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock for purchases on or after January 28, 2007. In addition, upon a change in control of the Company occurring on or before January 28, 2007, each holder may require the Company to purchase all or a portion of such holder's Notes. The Company may redeem all or a portion of the Notes at any time on or after January 28, 2007. The Company has agreed to file a registration statement with respect to the Notes and shares of common stock underlying the Notes by April 29, 2002 and to have such registration statement become effective by June 27, 2002.

      On January 29, 2002, the Company announced that it had completed its current stock repurchase program. The Company purchased a total of 5,000,000 shares of the Company's common stock since September 2001 under the program.

Item 2.  Management's discussion and Analysis of Financial
         Condition and Results of Operations

         Results of Operations

         Three months ended December 31, 2001 compared to three months ended December 31, 2000

                 Net patient service revenue for the three months ended December 31, 2001 ("2002 Period") was $495.8 million, as compared to $434.2 million for the three months ended December 31, 2000 ("2001 Period"). This represented an increase in net patient service revenue of $61.6 million, or 14.2%. Hospitals in operation for the entire 2002 Period and 2001 Period ("same hospitals") provided $36.6 million of the increase in net patient service revenue which resulted primarily from inpatient and outpatient volume increases and rate increases. The remaining net increase of $25.0 million included $24.9 million of net patient service revenue from the June 2001 acquisition of a 200-bed hospital, the September 2001 acquisition of an 80-bed hospital and the December 2001 acquisition of an 88-bed hospital, and an increase of $0.1 million in miscellaneous other revenue.

                 During the 2002 Period the Company's hospitals generated patient days of service and an occupancy rate of 223,702 and 45.5%, respectively, versus 209,431 and 44.7%, respectively, for the 2001 Period. Same hospital patient days and occupancy rates were 201,323 and 44.6%, respectively, for the 2002 Period, and 196,393 and 43.5%, respectively, for the 2001 Period. Same hospital admissions for the Company during the 2002 Period were 45,302, up 1.8% from the 44,486 admissions during the 2001 Period.

                 The Company's operating expenses (salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2002 Period were $387.0 million, or 78.1% of net patient service revenue as compared to $340.6 million or 78.4% of net patient service revenue for the 2001 Period. Of the total $46.4 million increase, approximately $22.1 million related to same hospitals, which was largely attributable to increased patient volumes. Another $22.6 million of increased operating expenses related to the hospital acquisitions mentioned previously. The remaining increase of $1.7 million represented the net increase in Corporate and other operating expenses offset by a decrease of $0.5 million of expenses resulting from the closure of one psychiatric facility in December 2000.


                 The Company's depreciation and amortization costs increased by $0.2 million and interest expense decreased by $2.0 million. The increase in depreciation and amortization resulted primarily from the acquisitions previously mentioned which were offset by a decrease in amortization expense of $2.2 million related to the Company's adoption of SFAS No. 142. The decrease in interest expense was due to lower interest rates on the Company's Credit Agreement (as defined herein) and lower average balances outstanding on the Credit Agreement in the 2002 Period.

                 The Company's income before income taxes was $83.1 million for the 2002 Period as compared to $66.1 million for the 2001 Period, an increase of $17.0 million or 25.7%. The increase resulted primarily from same hospital volume increases and the acquisitions mentioned previously.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

         Results of Operations

         Three months ended December 31, 2001 compared to three months ended December 31, 2000 (continued)

                 The Company's provision for income taxes was $32.6 million for the 2002 Period, as compared to $25.9 million for the 2001 Period. These provisions reflect effective income tax rates of approximately 39.2% for both periods. As a result of the foregoing, the Company's net income was $50.5 million for the 2002 Period as compared to $40.2 million for the 2001 Period.

         Liquidity and Capital Resources

         2002 Three Month Period Cash Flows compared to 2001 Three Month Period Cash Flows

                 The Company's operating cash flows totaled $128.4 million for the 2002 Period as compared to $55.0 million for the 2001 Period. The continued positive cash flows from operating activities result from the Company's profitability and management of its working capital. The Company's investing activities used $167.1 million and $13.7 million for the 2002 Period and 2001 Period, respectively. Acquisition of hospitals accounted for the majority of the expenditures in the 2002 Period. Ongoing renovation and capital equipment costs accounted for the majority of the expenditures in the 2001 Period. Financing activities provided for $86.5 million for the 2002 Period and used $23.7 for the 2001 period. Increased borrowings to finance acquisitions, offset by purchases of treasury stock, accounted for the majority of the increase in the 2002 period. See the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and 2000 at page 5 of this Report.

         Capital Resources

                 The Company currently has a 5-year $450 million Credit Agreement (the "Credit Agreement") due November 30, 2004. The Credit Agreement is a term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding amounts become due and payable. The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus
         1.00 percent, and will increase or decrease in relation to a change in the Company's credit rating. Monthly or quarterly interest payments are required depending on the type of loan chosen by the Company. The interest rate on the outstanding balance at December 31, 2001 and December 31, 2000 was 2.9% and 7.6%, respectively.

                 The Company also has a $15 million unsecured revolving credit commitment with a bank. The $15 million credit is a working capital commitment which is tied to the Company's cash management system, and renews annually in December. Currently, interest on any outstanding balance is

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

           payable monthly at a fluctuating rate not to exceed the bank's prime rate less .25%. The interest rate at December 30, 2001 and 2000 was 4.75% and 9.5% respectively. As of December 31, 2001, there were no amounts outstanding under this credit commitment.

                      In addition, the Company is obligated to pay certain commitment fees based upon amounts available for borrowing during the terms of the credit agreements described above.

                      The credit agreements contain covenants which, without prior consent of the banks, limit certain activities, including those relating to mergers, consolidations and the Company's ability to secure additional indebtedness, make guarantees, grant security interests and declare dividends. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage. At December 31, 2001, the Company was in compliance with these covenants.

                      On August 16, 2000, the Company sold $488.8 million face value of Convertible Senior Subordinated Debentures due 2020 for gross proceeds of $287.7 million. The Debentures mature on August 16, 2020 unless converted or redeemed earlier. The Debentures are convertible into the Company's common stock at a conversion rate of
           29.5623 shares of common stock for each $1,000 principal amount of the Debentures (equivalent to a conversion price of $19.9125 per share). Interest on the Debentures is payable semiannually in arrears on August 16 and February 16 of each year at a rate of .25% per year on the principal amount at maturity. The rate of cash interest and accrual of original issue discount represent a yield to maturity of 3% per year calculated from August 16, 2000.

                      Holders may require the Company to purchase all or a portion of their Debentures on August 16, 2003, August 16, 2008 and August 16, 2013 for a purchase price per Debenture of $635.88, $724.85 and $827.53, respectively, plus accrued and unpaid interest to each purchase date. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. In addition, upon a change in control of the Company occurring on or before August 16, 2003, each holder may require the Company to repurchase all or a portion of such holder's Debentures. The Company may redeem all or a portion of the Debentures at any time on or after August 16, 2003.

                      On January 28, 2002, the Company issued and sold
          $330.0 million face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 for gross proceeds of approximately $277.0 million. See footnote 6 to the Interim Condensed Consolidated Financial Statements.

           Forward-Looking Statements
           --------------------------

                      Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," " expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

           --------------------------

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
     -     ----------------------------------------------------------

           During the three months ended December 31, 2001, there were no material changes in the quantitative and qualitative disclosures about market risks presented in Item 7A in the Company's Annual Report on Form 10-K for the year ended September 30, 2001, other than the change as described below.

           During the three months ended December 31, 2001, the Company increased its borrowings under its variable rate revolving line of credit agreement by $170 million.

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

           None.

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

           a.  Exhibits:
               --------

               See Index to Exhibits located on page 15

           b.  Reports on Form 8-K:
               -------------------

               Form  8-K Reporting Date--January 24, 2002
                         Item Reported--Item 5. Other Events and Regulation FD Disclosure. The Company reported the offering of approximately $277 million (gross proceeds) of Zero-Coupon Convertible Senior Subordinated Notes due 2022 to qualified institutional buyers.

               Form 8-K Reporting Date--Fabruary 13, 2002
                         Item Reported--Item 5. Other Events and Regulation FD Disclosure. The Company reported the closing of the offering of approximately $277 million (gross proceeds) of Zero-Coupon Convertible Senior Subordinated Notes due 2022 to qualified institutional buyers.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         HEALTH MANAGEMENT ASSOCIATES, INC.




DATE:  February 13, 2002                  BY:   /s/ Robert E. Farnham
                                              ----------------------
                                              Robert E. Farnham
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)

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

     (ii)  By-laws

     3.3 The By-laws, as amended, previously filed and included as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

(4)  Instruments defining the rights of security holders, including indentures.

     The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

     4.1   Specimen Stock Certificate, previously filed and included as Exhibit
           4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, is incorporated herein by reference.

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

     4.6 Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc., pertaining to a $15 million working capital and cash management line of credit, previously filed and included as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2000, is incorporated herein by reference.

     4.7 Indenture dated August 16, 2000 between Health Management Associates, Inc. and First Union National Bank, pertaining to the $488.7 million face value of Convertible Senior Subordinated Debentures due 2020, previously filed and included as Exhibit 4.1(1) to the Company's Form S-3 Registration Statement filed October 27, 2000, is incorporated herein by reference.

(10) Material contracts.

     10.1 Amendment No. 8 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors.

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