Form 10-Q
period 2002-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2002-05-13
CIK 792985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-18799

HEALTH MANAGEMENT ASSOCIATES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	61-0963645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5811 Pelican Bay Boulevard, Suite 500, Naples, Florida	34108-2710
(Address of principal executive offices)	(Zip Code)

(941)598-3131
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

At May 3, 2002, the following number of shares of the Registrant were outstanding:

Class A Common Stock: 241,292,384 shares

HEALTH MANAGEMENT ASSOCIATES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2002	2001
Net patient service revenue	$579,948	$481,144

Costs and expenses:
Salaries and benefits	219,044	177,520
Supplies and other	163,678	135,666
Provision for doubtful accounts	43,713	33,051
Depreciation and amortization	23,893	22,116
Rent expense	11,569	10,254
Interest, net	4,086	5,272
Non-cash charge for retirement benefits and write down of assets held for sale	—	17,000

Total costs and expenses	465,983	400,879

Income before income taxes	113,965	80,265

Provision for income taxes	44,729	31,525

Net income	$69,236	$48,740

Net income per share:
Basic	$.29	$.20

Diluted	$.27	$.19

Weighted average number of shares outstanding:
Basic	241,259	244,117

Diluted	260,661	263,100

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Six months ended March 31,
	2002	2001
Net patient service revenue	$1,075,769	$915,381

Costs and expenses:
Salaries and benefits	414,792	346,673
Supplies and other	307,111	261,735
Provision for doubtful accounts	80,591	68,956
Depreciation and amortization	45,541	43,546
Rent expense	22,495	19,776
Interest, net	8,202	11,308
Non-cash charge for retirement benefits and write down of assets held for sale	—	17,000

Total costs and expenses	878,732	768,994

Income before income taxes	197,037	146,387

Provision for income taxes	77,335	57,469

Net income	$119,702	$88,918

Net income per share:
Basic	$.49	$.36

Diluted	$.47	$.35

Weighted average number of shares outstanding:
Basic	242,467	243,671

Diluted	262,035	263,689

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	September 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,015	$70,263
Receivables—net	440,999	380,136
Supplies, prepaids and other assets	83,816	69,139
Funds held by trustee	4,402	1,892
Deferred income taxes	43,801	43,801

Total current assets	686,033	565,231
Property, plant and equipment	1,610,252	1,453,903
Less: accumulated depreciation and amortization	(405,857)	(364,490)

Net property, plant and equipment	1,204,395	1,089,413
Other assets:
Funds held by trustee	1,511	1,791
Excess of cost over acquired net assets, net	304,118	251,315
Deferred charges and other assets	44,079	33,827

Total other assets	349,708	286,933

Total assets	$2,240,136	$1,941,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136,025	$91,862
Accrued expenses and other liabilities	121,715	88,117
Income taxes—currently payable and deferred	18,023	1,356
Current maturities of long-term debt	7,245	6,752

Total current liabilities	283,008	188,087
Deferred income taxes	34,286	34,286
Other long-term liabilities	40,232	36,565
Long-term debt	632,020	428,990

Total liabilities	989,546	687,928
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, Class A, $.01 par value, 750,000 shares authorized, 259,222 and 258,074 shares issued at March 31, 2002 and September 30, 2001, respectively	2,592	2,581
Additional paid-in capital	344,308	340,192
Retained earnings	1,144,854	1,025,147

	1,491,754	1,367,920
Less treasury stock, 19,327 and 12,639 shares at cost at March 31, 2002 and September 30, 2001, respectively	(241,164)	(114,271)

Total stockholders’ equity	1,250,590	1,253,649

Total liabilities and stockholders’ equity	$2,240,136	$1,941,577

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$119,702	$88,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,541	43,546
Provision for doubtful accounts	80,591	68,956
Loss on sale of fixed assets	56	10
Charges for retirement benefits and write down of assets held for sale	—	17,000
Changes in assets and liabilities:
Receivables	(124,718)	(88,827)
Supplies and other current assets	(11,287)	(8,688)
Deferred charges and other assets	(6,112)	(5,569)
Accounts payable	33,130	9,113
Accrued expenses and other liabilities	16,415	(5,219)
Income taxes—currently payable and deferred	16,667	2,163
Other long term liabilities	1,366	(6,363)

Net cash provided by operating activities	171,351	115,040

Cash flows from investing activities:
Acquisition of facilities, net of cash acquired	(186,956)	—
Additions to property, plant and equipment	(56,199)	(53,737)
Proceeds from sale of property, plant and equipment	40,734	2,929

Net cash used in investing activities	(202,421)	(50,808)

Cash flows from financing activities:
Proceeds from long-term borrowings, net of issuance costs	452,212	5,314
Principal payments on debt	(253,394)	(63,442)
Increase in funds held by trustee	(2,230)	(195)
Purchases of treasury stock	(126,893)	—
Proceeds from issuance of common stock	4,127	19,168

Net cash provided by (used in) financing activities	73,822	(39,155)

Net increase in cash and cash equivalents	42,752	25,077
Cash and cash equivalents at beginning of period	70,263	16,471

Cash and cash equivalents at end of period	$113,015	$41,548

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2001 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.’s (the “Company’s”) 2001 Annual Report on Form 10-K. The interim condensed consolidated financial statements at March 31, 2002 and for the three and six month periods ended March 31, 2002 and 2001 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2001 Annual Report on Form 10-K.

2.    Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Numerator:
Numerator for basic earnings per share-net income	$69,236	$48,740	$119,702	$88,918
Effect of convertible debt	1,355	1,337	2,710	2,673

Numerator for diluted earnings per share	$70,591	$50,077	$122,412	$91,591

Denominator:
Denominator for basic earnings per share-weighted average shares	241,259	244,117	242,467	243,671
Effect of dilutive securities:
Employee stock options	4,953	4,534	5,119	5,569
Convertible debt	14,449	14,449	14,449	14,449

Denominator for diluted earnings per share	260,661	263,100	262,035	263,689

Basic earnings per share	$.29	$.20	$.49	$.36

Diluted earnings per share	$.27	$.19	$.47	$.35

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    Acquisitions

Effective December 1, 2001, the Company acquired the assets of East Pointe Hospital. The assets purchased included substantially all of the property, plant and equipment of the hospital. The total consideration approximated $16.5 million in cash. The Company used cash on hand to finance the cost of this transaction.

On December 31, 2001(with an effective date of January 1, 2002), the Company acquired four acute-care hospitals from Clarent Hospital Corporation for approximately $170.0 million in cash. On the same day the Company sold one of these hospitals to a third party for $40.0 million in cash. The Company used amounts available under its Credit Agreement to finance the net cost of these three hospitals.

On February 26, 2002, the Company announced the signing of agreements with Manor Care, Inc. related to the acquisition of Mesquite Community Hospital, a 172-bed acute care hospital located in Mesquite, Texas. The acquisition closed effective May 1, 2002. The Company purchased 100% of the assets of the hospital for $80.0 million using cash on hand and subsequently sold back to Manor Care, Inc. a 20% equity interest in such hospital for $16.0 million in cash. As part of the transaction, the Company also sold to Manor Care, Inc. a 20% equity interest in the Medical Center of Mesquite (acquired by the Company on December 31, 2001) for $16.0 million in cash.

5.    Recent Accounting Pronouncements

As of October 1, 2001, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The transition provisions of SFAS No. 142 require the completion of a transitional impairment test within six months of adoption of SFAS No. 142. The Company completed the required transitional impairment test in March 2002, which resulted in no goodwill impairment.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective October 1, 2001. During the quarter and six months ended March 31, 2001, the Company recorded approximately $2.2 and $4.4 million, respectively, of goodwill amortization expense which reduced earnings by approximately $1.3 million and $2.6 million, respectively (net of tax expense of approximately $0.9 million and $1.8 million, respectively), or approximately $0.005 per share and $0.01 per share, respectively, on a diluted basis.

6.    Non-Cash Charge

The non-cash charge for retirement benefits and write down of assets held for sale for the three months and six months ended March 31, 2001, represents: (1) the present value of the future costs of retirement benefits granted to the Company’s chairman pursuant to an employment agreement which became effective January 2, 2001; and (2) the write down of two hospital assets held for sale in conjunction with their respective replacement.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    Issuance of Convertible Notes

On January 28, 2002, the Company issued and sold $330.0 million in face value of Zero-Coupon Convertible Senior Subordinated Notes (the “Notes”) for gross proceeds of approximately $277.0 million. The Notes are the Company’s general unsecured obligations and are subordinated in right of payment to the Company’s existing and future indebtedness that is not, by its terms, expressly subordinated or pari passu in right of payment to the Notes. The Company’s Convertible Senior Subordinated Debentures due 2020 (the “Debentures”) rank pari passu with the Notes. The Notes mature on January 28, 2022, unless converted or redeemed earlier. Upon the occurrence of certain events, the Notes are convertible into the Company’s common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $26.11 per share). The equivalent number of shares associated with the conversion of the Notes become dilutive (and thus are included in the Company’s earnings per share calculation) when the Company’s common stock attains a level of $31.33 for at least 20 trading days of the 30 trading days prior to the conversion or the Notes otherwise become convertible. The accrual of original issue discount represents a yield to maturity of 0.875% per year calculated from January 22, 2002, excluding any contingent interest.

Holders may require the Company to purchase all or a portion of their Notes on January 28, 2005, January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per note of $862.07, $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each purchase date. The Company will pay cash for all Notes so purchased on January 28, 2005. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock for purchases on or after January 28, 2007. In addition, upon a change in control of the Company occurring on or before January 28, 2007, each holder may require the Company to purchase all or a portion of such holder’s Notes. The Company may redeem all or a portion of the Notes at any time on or after January 28, 2007. The Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission with respect to the Notes and shares of common stock underlying the Notes on April 11, 2002.

8.    Share Repurchase Program

On January 29, 2002, the Company announced that it had completed the stock repurchase program it commenced in September 2001. The Company purchased a total of 5,000,000 shares of its common stock under this repurchase program.

In February 2002, the Board of Directors approved a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s common stock. Purchases will be made from time to time in the open market and will continue until all of such shares authorized for repurchase are purchased or until the Company decides to terminate the repurchase program. As of March 31, 2002, the Company had repurchased approximately 1,800,000 shares under this repurchase program at an average purchase price of $18.17 per share.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of the Company’s financial statements, including the following: recognition of net patient service revenues, including contractual allowances; impairment of long-lived assets; provisions for doubtful accounts; provision for income taxes; and reserves for losses related to professional liability risks. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in assumptions and estimates in the preparation of these quarterly financial statements from the assumptions and estimates used in the preparation of the Company’s latest audited financial statements.

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Net patient service revenue for the three months ended March 31, 2002 (the “2002 Period”) was $579.9 million as compared to $481.1 million for the three months ended March 31, 2001 (the “2001 Period”). This represented an increase in net patient service revenue of $98.8 million or 21%. Hospitals in operation for the entire 2002 Period and 2001 Period (“same hospitals”) provided $29.8 million of the increase in net patient service revenue, resulting from overall increases in volume and pricing. The remaining increase of $69.0 million included $68.8 million of net patient service revenue from the June 2001 acquisition of a 200-bed hospital, the September 2001 acquisition of an 80-bed hospital, the December 2001 acquisition of an 88-bed hospital, and the January 2002 acquisition of a 176-bed hospital, a 129-bed hospital and an 85-bed hospital. The remaining increase of $0.2 million resulted from miscellaneous other revenue.

During the 2002 Period, the Company’s hospitals generated total patient days of service and an occupancy rate of 269,317 and 51.6%, respectively, versus 238,835 and 52.8%, respectively, for the 2001 Period. Same hospital patient days and occupancy for the 2002 Period were 229,154 and 51.9%, respectively, versus 227,729 and 51.6%, respectively for the 2001 Period. Same hospital admissions for the Company’s hospitals during the 2002 Period were 49,865, down 0.3% from the 50,004 admissions during the 2001 Period.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s operating expenses (salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2002 Period were $438.0 million or 75.5% of net patient service revenue as compared to $356.5 million or 74.1% of net patient service revenue for the 2001 Period. Of the total $81.5 million increase, approximately $21.1 million related to same hospitals, which was largely attributable to overall increased patient volumes. Another $57.7 million of increased operating expense related to the acquisitions mentioned previously. The remaining increase of $2.7 million represented the net increase in corporate and other operating expenses.

During the 2002 Period, the Company’s depreciation and amortization costs increased by $1.8 million and interest expense decreased by $1.2 million, as compared to the 2001 Period. The increase in depreciation and amortization resulted primarily from the depreciation associated with the acquisitions mentioned previously, offset by a decrease in amortization expense related to the Company’s adoption of SFAS No. 142. The decrease in interest expense was due to lower interest rates on the Company’s outstanding debt in the 2002 Period. The non-cash charge for retirement benefits and write down of assets held for sale in the 2001 Period represents: (1)the present value of the future costs of retirement benefits granted to the Company’s chairman pursuant to an employment agreement which became effective January 2, 2001; and (2)the write down of two hospital assets held for sale in conjunction with their respective replacement.

The Company’s income before income taxes was $114.0 million for the 2002 Period as compared to $97.3 million for the 2001 Period, excluding the non-cash charge for retirement benefits and write down of assets held for sale of $17.0 million, an increase of $16.7 million or 17.2%. Including the non-cash charge, income before income taxes was $80.3 million in the 2001 Period. The Company’s provision for income taxes was $44.7 million for the 2002 Period as compared to $31.5 million for the 2001 Period. These provisions reflect effective income tax rates of approximately 39.3% for both periods. As a result of the foregoing, the Company’s net income was $69.2 million for the 2002 Period, and $59.1 million for the 2001 Period excluding the aforementioned non-cash charge and $48.7 million for the 2001 Period including such charge.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Six months ended March 31, 2002 compared to six months ended March 31, 2001

Net patient service revenue for the six months ended March 31, 2002 (the “2002 Six Month Period”) was $1,075.8 million, as compared to $915.4 million for the six months ended March 31, 2001 (the “2001 Six Month Period”). This represented an increase in net patient service revenue of $160.4 million, or 18%. Same hospitals provided $66.4 million of the increase in net patient service revenue, resulting from patient volume increases and pricing increases. The remaining increase of $94.0 million included $93.7 million of net patient service revenue from the acquisitions mentioned previously, and an increase of $0.3 million in miscellaneous other revenue.

During the 2002 Six Month Period, the Company’s hospitals generated 493,019 total patient days of service and an occupancy rate of 48.6%, respectively, versus 448,266 and 48.7%, respectively, for the 2001 Six Month Period. Same hospital patient days and occupancy for the 2002 Six Month Period were 430,477 and 48.2%, respectively, versus 424,122 and 47.5%, respectively, for the 2001 Six Month Period. Same hospital admissions for the Company’s hospitals during the 2002 Six Month Period were 95,167, up 0.7% from the 94,490 admissions during the 2001 Six Month Period.

The Company’s operating expenses (salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2002 Six Month Period were $825.0 million, or 76.7% of net patient service revenue as compared to $697.1 million or 76.2% of net patient service revenue for the 2001 Six Month Period. Of the total $127.9 million increase, approximately $43.2 million related to same hospitals, which was largely attributable to increased patient volumes. Another $80.3 million of increased operating expenses related to the hospital acquisitions mentioned previously. The remaining increase of $4.4 million represented the net increase in corporate and other operating expenses.

During the 2002 Period, the Company’s depreciation and amortization costs increased by $2.0 million and interest expense decreased by $3.1 million, as compared to the 2001 Period. The increase in depreciation and amortization resulted primarily from the depreciation associated with the acquisitions mentioned previously, offset by a decrease in amortization expense related to the Company’s adoption of SFAS No. 142. The decrease in interest expense was due to lower interest rates on the Company’s outstanding debt in the 2002 Six Month Period. The non-cash charge for retirement benefits and write down of assets held for sale in the 2001 Six Month Period represents: (1) the present value of the future costs of retirement benefits granted to the Company’s chairman pursuant to an employment agreement which became effective January 2, 2001; and (2) the write down of two hospital assets held for sale in conjunction with their respective replacement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s income before income taxes was $197.0 million for the 2002 Six Month Period and, excluding the non-cash charge for retirement benefits and write down of assets held for sale of $17.0 million, was $163.4 for the 2001 Six Month Period, an increase of $33.6 million, or 20.6%. Including the non-cash charge, income before income taxes was $146.4 million in the 2001 Six Month Period. The Company’s provision for income taxes was $77.3 million for the 2002 Six Month Period as compared to $57.5 million for the 2001 Six Month Period. These provisions reflect effective income tax rates of approximately 39.3% for both periods. As a result of the foregoing, the Company’s net income was $119.7 million for the 2002 Six Month Period and $99.3 million for the 2001 Six Month Period, excluding the non-cash charge, and $88.9 million including such charge.

Liquidity and Capital Resources

Liquidity

2002 Six Month Period Cash Flows compared to 2001 Six Month Period Cash Flows

The Company’s operating cash flows totaled $171.4 million for the 2002 Six Month Period as compared to $115.0 million for the 2001 Six Month Period. The continued positive cash flows from operating activities resulted from the Company’s profitability and management of working capital. The Company’s investing activities used $202.4 million and $50.8 million for the 2002 Six Month Period and 2001 Six Month Period, respectively. Acquisitions of hospitals accounted for the majority of the expenditures in the 2002 Six Month Period. Ongoing renovation and capital equipment costs accounted for the majority of the expenditures in the 2001 Six Month Period. Financing activities provided net cash of $73.8 million for the 2002 Six Month Period and used net cash of $39.2 million for the 2001 Six Month Period. Proceeds from debt issued (see “Capital Resources” below), offset by repayments on debt and purchases of treasury shares, accounted for the majority of net cash provided in the 2002 Six Month Period while payments on debt accounted for the majority of the net cash used in the 2001 Six Month Period. See the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and 2001 on page 6 of this Report.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources

The Company currently has a 5-year $450 million Credit Agreement with a bank (the “Credit Agreement”) due November 30, 2004. The Credit Agreement is a term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding amounts become due and payable. The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company’s credit rating. Monthly or quarterly interest payments are required depending on the type of loan chosen by the Company. The interest rate at March 31, 2002, and March 31, 2001 was 2.9% and 6.1%, respectively. As of March 31, 2002, there were no amounts outstanding under this Credit Agreement.

The Company also has a $15 million unsecured revolving credit commitment with a bank. The $15 million credit is a working capital commitment which is tied to the Company’s cash management system, and renews annually in December. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank’s prime rate less .25%. The interest rate at March 31, 2002 and 2001 was 4.50% and 7.25% respectively. As of March 31, 2002, there were no amounts outstanding under this credit commitment.

In addition, the Company is obligated to pay certain commitment fees based upon amounts available for borrowing during the terms of the credit agreements described above.

The credit agreements contain covenants which, without prior consent of the banks, limit certain activities, including those relating to mergers, consolidations and the Company’s ability to secure additional indebtedness, make guarantees, grant security interests and declare dividends. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage. At March 31, 2002, the Company was in compliance with these covenants.

On August 16, 2000, the Company sold $488.8 million face value of Convertible Senior Subordinated Debentures due 2020 (the “Debentures”) for gross proceeds of $287.7 million. The Debentures mature on August 16, 2020 unless converted or redeemed earlier. The Debentures are convertible into the Company’s common stock at a conversion rate of 29.5623 shares of common stock for each $1,000 principal amount of the Debentures (equivalent to a conversion price of $19.9125 per share). Interest on the Debentures is payable semiannually in arrears on August 16 and February 16 of each year at a rate of .25% per year on the principal amount at maturity. The rate of cash interest and accrual of original issue discount represent a yield to maturity of 3% per year calculated from August 16, 2000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Holders may require the Company to purchase all or a portion of their Debentures on August 16, 2003, August 16, 2008 and August 16, 2013 for a purchase price per Debenture of $635.88, $724.85 and $827.53, respectively, plus accrued and unpaid interest to each purchase date. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. In addition, upon a change in control of the Company occurring on or before August 16, 2003, each holder may require the Company to repurchase all or a portion of such holder’s Debentures. The Company may redeem all or a portion of the Debentures at any time on or after August 16, 2003.

On January 28, 2002, the Company issued and sold $330.0 million in face value of Zero-Coupon Convertible Senior Subordinated Notes (the “Notes”) for gross proceeds of approximately $277.0 million. The Notes are the Company’s general unsecured obligations and are subordinated in right of payment to the Company’s existing and future indebtedness that is not, by its terms, expressly subordinated or pari passu in right of payment to the Notes. The Company’s Debentures rank pari passu with the Notes. The Notes mature on January 28, 2022, unless converted or redeemed earlier. Upon the occurrence of certain events, the Notes are convertible into the Company’s common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $26.11 per share). The equivalent number of shares associated with the conversion of the Notes become dilutive (and thus are included in the Company’s earnings per share calculation) when the Company’s common stock attains a level of $31.33 for at least 20 trading days of the 30 trading days prior to the conversion or the Notes otherwise become convertible. The accrual of original issue discount represents a yield to maturity of 0.875% per year calculated from January 22, 2002, excluding any contingent interest.

Holders may require the Company to purchase all or a portion of their Notes on January 28, 2005, January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per note of $862.07, $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each purchase date. The Company will pay cash for all Notes so purchased on January 28, 2005. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock for purchases on or after January 28, 2007. In addition, upon a change in control of the Company occurring on or before January 28, 2007, each holder may require the Company to purchase all or a portion of such holder’s Notes. The Company may redeem all or a portion of the Notes at any time on or after January 28, 2007. The Company filed a Registration Statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission with respect to the Notes and shares of common stock underlying the Notes on April 11, 2002. The Company expects that the Registration Statement will become effective on or before June 27, 2002.

On January 29, 2002, the Company announced that it had completed the stock repurchase program it commenced in September 2001. The Company purchased a total of 5,000,000 shares of its common stock under this repurchase program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In February 2002, the Board of Directors approved a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s common stock. Purchases will be made from time to time in the open market and will continue until all of such shares authorized for repurchase are purchased or until the Company decides to terminate the repurchase program. As of March 31, 2002, the Company had repurchased approximately 1,800,000 shares under this repurchase program at an average purchase price of $18.17 per share.

Forward-Looking Statements

Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care proposals for health care reform; the ability to enter into Medicare and Medicaid payment levels; liability and other claims asserted against the Company; competition; the loss of any significant ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund additional acquisitions or replacement facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months and six months ended March 31, 2002, there were no material changes in the quantitative and qualitative disclosures about market risks presented in Item 7A in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, other than the change as described below.

During the three months and six months ended March 31, 2002, the Company decreased its borrowings under its variable rate revolving line of credit agreement by $215 million, leaving no amounts outstanding under the Credit Agreement as of March 31, 2002.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on February 19, 2002, the stockholders of the Company adopted a proposal to elect eight directors of the Company, as follows:

	Votes For	Withheld
William J. Schoen	214,061,136	1,794,908
Joseph V. Vumbacco	214,061,812	1,794,232
Kent P. Dauten	214,067,213	1,788,831
Donald E. Kiernan	214,052,862	1,803,182
Robert A. Knox	214,067,311	1,788,733
Kenneth D. Lewis	214,063,278	1,792,766
William E. Mayberry, M.D.	214,056,454	1,799,590
Randolph W. Westerfield, Ph.D.	213,936,611	1,919,433

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

a.  Exhibits:

See Index to Exhibits located on page 20.

b.  Reports on Form 8-K:

Form 8-K Reporting Date—January 24, 2002

Item Reported—Item 5. Other Events and Regulation FD Disclosure. The Company reported the offering of approximately $277 million (gross proceeds) of Zero-Coupon Convertible Senior Subordinated Notes due 2022 to qualified institutional buyers.

PART II—OTHER INFORMATION (continued)

Item 6.    Exhibits and Reports on Form 8-K (continued)

Form 8-K Reporting Date—February 13, 2002

Item Reported—Item 5. Other Events and Regulation FD Disclosure. The Company reported the closing of the offering of approximately $277 million (gross proceeds) of Zero-Coupon Convertible Senior Subordinated Notes due 2022 to qualified institutional buyers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HE	ALTH MANAGEMENT ASSOCIATES, INC.
DATE:    May 7, 2002
By:	/s/ ROBERT E. FARNHAM
Robert E. Farnham Senior Vice President-Finance (Duly authorized officer and Principal Financial Officer)

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

Not applicable.

(3)	(i) Articles of Incorporation
3.1
Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

3.2
Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

(ii) By-laws
The By-laws, as amended, previously filed and included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures.

The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.
4.1	Specimen Stock Certificate, previously filed and included as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992, is incorporated herein by reference.

4.5
Credit Agreement by and among Health Management Associates, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and as Lender, First Union National Bank, as Syndication Agent and as Lender, and the Chase Manhattan Bank, as Syndication Agent and as Lender, and The Lenders Party Hereto From Time To Time, dated November 30, 1999, previously filed and included as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

4.6
Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc., pertaining to a $15 million working capital and cash management line of credit, previously filed and included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

4.7
Indenture dated August 16, 2000 between Health Management Associates, Inc. and First Union National Bank, pertaining to the $488.7 million face value of Convertible Senior Subordinated Debentures due 2020, previously filed and included as Exhibit 4.1(1) to the Company’s Form S-3 Registration Statement filed October 27, 2000, is incorporated herein by reference.

INDEX TO EXHIBITS (Continued)

4.8
Indenture, dated January 28, 2002, by and between Health Management Associates, Inc. and First Union National Bank, N.A., pertaining to the $330.0 million face value of Convertible Senior Subordinated Debentures due 2022, previously filed and included as Exhibit 4(a) to the Company’s Form 8-K filed February 13, 2002, is incorporated herein by reference.

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