Form 10-Q
period 2002-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2002-08-12
CIK 792985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 000-18799

HEALTH MANAGEMENT ASSOCIATES, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-0963645 (I.R.S. Employer Identification No.)

5811 Pelican Bay Boulevard, Suite 500, Naples, Florida (Address of principal executive offices)	34108-2710 (Zip Code)

(239) 598-3131
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

At August 5, 2002, the following number of shares of the Registrant were outstanding:

Class A Common Stock: 238,376,866 shares

HEALTH MANAGEMENT ASSOCIATES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

Signatures	21

Index To Exhibits	22-23

Exhibits	24-25

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,

	2002	2001

Net patient service revenue	$592,476	$473,203

Costs and expenses:
Salaries and benefits	226,587	176,279
Supplies and other	170,163	133,995
Provision for doubtful accounts	45,485	36,158
Depreciation and amortization	24,293	22,876
Rent expense	12,367	10,239
Interest, net	3,557	4,500

Total costs and expenses	482,452	384,047

Income before minority interests and income taxes	110,024	89,156
Minority interests in earnings of consolidated entities	359	—

Income before income taxes	109,665	89,156

Provision for income taxes	43,049	35,018

Net income	$66,616	$54,138

Net income per share:
Basic	$.28	$.22

Diluted	$.26	$.21

Weighted average number of shares outstanding:
Basic	241,227	245,048

Diluted	260,821	264,305

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Nine months ended June 30,

	2002	2001

Net patient service revenue	$1,668,245	$1,388,584
Costs and expenses:
Salaries and benefits	641,379	522,952
Supplies and other	477,274	395,730
Provision for doubtful accounts	126,076	105,114
Depreciation and amortization	69,834	66,422
Rent expense	34,862	30,015
Interest, net	11,759	15,808
Non–cash charge for retirement benefits and write down of assets held for sale	—	17,000

Total costs and expenses	1,361,184	1,153,041

Income before minority interests and income taxes	307,061	235,543
Minority interests in earnings of consolidated entities	359	—

Income before income taxes	306,702	235,543
Provision for income taxes	120,384	92,487

Net income	$186,318	$143,056

Net income per share:
Basic	$.77	$.59

Diluted	$.73	$.56

Weighted average number of shares outstanding:
Basic	242,053	244,130

Diluted	261,596	264,000

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	September 30, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,620	$70,263
Receivables-net	445,315	380,136
Supplies, prepaids and other assets	83,551	69,139
Funds held by trustee	2,527	1,892
Deferred income taxes	43,801	43,801

Total current assets	724,814	565,231
Property, plant and equipment	1,674,695	1,453,903
Less: accumulated depreciation and amortization	(428,835)	(364,490)

Net property, plant and equipment	1,245,860	1,089,413
Other assets:
Funds held by trustee	1,460	1,791
Excess of cost over acquired net assets, net	337,138	251,315
Deferred charges and other assets	46,183	33,827

Total other assets	384,781	286,933

Total assets	$2,355,455	$1,941,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,526	$91,862
Accrued expenses and other liabilities	132,792	88,117
Income taxes—currently payable and deferred	21,823	1,356
Current maturities of long-term debt	5,473	6,752

Total current liabilities	298,614	188,087
Deferred income taxes	34,286	34,286
Other long-term liabilities	40,469	36,565
Long-term debt	631,291	428,990
Minority interests in consolidated entities	32,359	—
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, Class A, $.01 par value, 750,000 shares authorized, 260,822 and 258,074 shares issued at June 30, 2002 and September 30, 2001, respectively	2,608	2,581
Additional paid-in capital	345,587	340,192
Retained earnings	1,211,405	1,025,147

	1,559,600	1,367,920
Less treasury stock, 19,427 and 12,639 shares at cost at June 30, 2002 and September 30, 2001, respectively	(241,164)	(114,271)

Total stockholders’ equity	1,318,436	1,253,649

Total liabilities and stockholders’ equity	$2,355,455	$1,941,577

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$186,318	$143,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,834	66,422
Provision for doubtful accounts	126,076	105,114
Loss on sale of fixed assets	542	10
Charges for retirement benefits and write down of assets held for sale	—	17,000
Changes in assets and liabilities:
Receivables	(157,252)	(104,568)
Supplies and other current assets	(8,716)	(8,337)
Deferred charges and other assets	(6,699)	(5,597)
Accounts payable	36,044	11,593
Accrued expenses and other liabilities	17,518	(6,028)
Income taxes–currently payable and deferred	20,467	(191)
Other long term liabilities	(584)	(5,986)

Net cash provided by operating activities	283,548	212,488

Cash flows from investing activities:
Acquisition of facilities, net of cash acquired	(267,120)	(57,858)
Additions to property, plant and equipment	(81,913)	(69,424)
Proceeds from sale of property, plant and equipment	40,405	2,929
Proceeds from sale of minority interests in consolidated entities	32,000	—

Net cash used in investing activities	(276,628)	(124,353)

Cash flows from financing activities:
Proceeds from long-term borrowings, net of issuance costs	455,457	27,958
Principal payments on debt	(261,245)	(102,905)
Increase in funds held by trustee	(304)	(416)
Purchases of treasury stock	(126,893)	—
Proceeds from issuance of common stock	5,422	20,406

Net cash provided by (used in) financing activities	72,437	(54,957)

Net increase in cash and cash equivalents	79,357	33,178

Cash and cash equivalents at beginning of period	70,263	16,471

Cash and cash equivalents at end of period	$149,620	$49,649

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

            The condensed consolidated balance sheet as of September 30, 2001 has been derived from the audited consolidated financial statements included in Health Management Associates, Inc.’s (the “Company’s”) 2001 Annual Report on Form 10-K. The interim condensed consolidated financial statements at June 30, 2002 and for the three and nine month periods ended June 30, 2002 and 2001 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consoli dated financial statements included in the Company’s 2001 Annual Report on Form 10-K.

            The consolidated financial statements include all assets, liabilities, revenues and expenses of certain entities which are controlled by the Company but not wholly-owned. Accordingly, the Company has recorded minority interests in the earnings and equity of such entities to reflect the ownership interests of such minority shareholders in the respective entities.

2.     Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.     Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share of common stock (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,

	2002	2001	2002	2001

Numerator:
Numerator for basic earnings per share-net income	$66,616	$54,138	$186,318	$143,056
Effect of convertible debt	1,355	1,337	4,065	4,010

Numerator for diluted earnings per share	$67,971	$55,475	$190,383	$147,066

Denominator:
Denominator for basic earnings per share-weighted average shares	241,227	245,048	242,053	244,130
Effect of dilutive securities:
Employee stock options	5,145	4,808	5,094	5,421
Convertible debt	14,449	14,449	14,449	14,449

Denominator for diluted earnings per share	260,821	264,305	261,596	264,000

Basic earnings per share	$.28	$.22	$.77	$.59

Diluted earnings per share	$.26	$.21	$.73	$.56

4.     Acquisitions

            Effective December 1, 2001, the Company acquired the assets of East Pointe Hospital. The assets purchased included substantially all of the property, plant and equipment of the hospital. The total consideration approximated $16.5 million in cash. The Company used cash on hand to finance the cost of this transaction.

            On December 31, 2001(with an effective date of January 1, 2002), the Company acquired four acute-care hospitals from Clarent Hospital Corporation for approximately $170.0 million in cash. On the same day the Company sold one of these hospitals to a third party for $40.0 million in cash. The Company used amounts available under its Revolving Credit Agreement to finance the net cost of these three hospitals.

            Effective May 1, 2002, the Company acquired the assets of Mesquite Community Hospital, a 172-bed acute care hospital located in Mesquite, Texas from Manor Care, Inc. The Company purchased 100% of the assets of the hospital for $80.0 million using cash on hand and subsequently sold back to Manor Care, Inc. a 20% equity interest in such hospital for $16.0 million in cash. As part of the transaction, the Company also sold to Manor Care, Inc. a 20% equity interest in the Medical Center of Mesquite (acquired by the Company on December 31, 2001) for $16.0 million in cash.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.     Recent Accounting Pronouncements

            As of October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets . SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The transition provisions of SFAS No. 142 require the completion of a transitional impairment test within six months of adoption of SFAS No. 142. The Company completed the required transitional impairment test in March 2002, which resulted in no goodwill impairment.

            In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective October 1, 2001. During the quarter and nine months ended June 30, 2001, the Company recorded approximately $2.3 and $6.7 million, respectively, of goodwill amortization expense which reduced earnings by approximately $1.4 million and $4.1 million, respectively (net of tax expense of approximately $0.9 million and $2.6 million, respectively), or approximately $0.005 per share and $0.015 per share, respectively, on a diluted basis.

            In August 2001, the Financial Accounting Standards Board issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets , which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of , and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt FAS 144 as of October 1, 2002 and does not expect the adoption will have a significant impact on the Company’s financial position and results of operations.

6.     Non-Cash Charge

            The non-cash charge for retirement benefits and write down of assets held for sale for the nine months ended June 30, 2001, represents: (1) the present value of the future costs of retirement benefits granted to the Company’s chairman pursuant to an employment agreement which became effective January 2, 2001; and (2) the write down of two hospital assets held for sale in conjunction with their respective replacement.

7.     Issuance of Convertible Notes

            On January 28, 2002, the Company sold $330.0 million in face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “Notes”) for gross proceeds of approximately $277.0 million. The Notes are the Company’s general unsecured obligations and are subordinated in right of payment to the Company’s existing and future indebtedness that is not, by its terms, expressly subordinated or pari passu in right of payment to the Notes. The Company’s Convertible Senior Subordinated Debentures due 2020 (the “Debentures”) rank pari passu with the Notes. The Notes mature on January 28, 2022, unless converted or redeemed earlier. Upon the occurrence of certain events, the Notes are convertible into the Company’s common stock at a conversion rate of 32.1644

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.     Issuance of Convertible Notes (continued)

shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $26.11 per share).The equivalent number of shares associated with the conversion of the Notes become dilutive (and thus are included in the Company’s earnings per share calculation) when the Company’s common stock attains a level of $31.33 for at least 20 trading days of the 30 trading days prior to the conversion or the Notes otherwise become convertible. The accrual of the original issue discount represents a yield to maturity of 0.875% per year calculated from January 22, 2002, excluding any contingent interest.

            Holders may require the Company to purchase all or a portion of their Notes on January 28, 2005, January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per note of $862.07, $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each purchase date. The Company will pay cash for all Notes so purchased on January 28, 2005. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock for purchases on or after January 28, 2007. In addition, upon a change in control of the Company occurring on or before January 28, 2007, each holder may require the Company to purchase all or a portion of such holder’s Notes. The Company may redeem all or a portion of the Notes at any time on or after January 28, 2007. The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission with respect to the Notes and shares of common stock underlying the Notes, which became effective on June 10, 2002.

8.     Share Repurchase Program

            On January 29, 2002, the Company announced that it had completed the stock repurchase program commenced in September 2001. The Company purchased a total of 5,000,000 shares of its common stock under this repurchase program.

            In February 2002, the Company’s Board of Directors approved a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s common stock. As of June 30, 2002, the Company had repurchased approximately 1,900,000 shares under this repurchase program at an average purchase price of $18.29 per share. In August 2002, the Company announced that it had completed this share repurchase program by purchasing a total of 5,000,000 shares at an average price of $18.54 per share.

9.     Subsequent Event

            On August 1, 2002, the Company purchased an office complex in Naples, Florida consisting of two commercial office buildings, including the one that houses the Company’s corporate headquarters. The Company paid $25.8 million for the office complex, consisting of $5.8 million in cash and $20.0 million financed using a 5-year note bearing interest at LIBOR rate plus .75%. The Company believes that such purchase will provide both incremental operating revenue (the office buildings are currently over 95% occupied), and that such purchase will provide the Company availability of space for future growth of the enterprise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.

            The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of the Company’s financial statements, including the following:

Net Patient Service Revenues

            The Company derives a significant portion of its revenues from the Medicare and Medicaid programs and from managed care health plans. Payments for services rendered to patients covered by these programs are generally less than billed charges. For Medicare and Medicaid revenues, provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment/reimbursement (either prospectively determined or retrospectively determined costs). Final settlements under these government programs are subject to administrative review and audit, and provision is currently made for adjustments which may result. Provisions for contractual allowances under managed care health plans are based primarily on the payment terms of contractual arrangements such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates. Historical collection rates, law changes and changes in contract terms are closely monitored to be certain that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments could be different from the amounts estimated and recorded in the contractual provisions included in these financial statements.

Provision for Doubtful Accounts

            The collection of receivables from third party payers and patients is the Company’s primary source of cash and is critical to its operating performance. The primary collection risks relate to uninsured patient accounts and patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. Provisions for doubtful accounts are estimated based primarily upon the age of patients’ account, the patients’ economic ability to pay and the effectiveness of collection efforts. Accounts receivable balances are routinely reviewed in conjunction with historical collection rates and other economic conditions which might ultimately affect the collectibility of patient accounts when considering the adequacy of the amounts recorded as reserves for doubtful accounts. Significant changes

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Doubtful Accounts (continued)

in payer mix, business office operations, economic conditions or trends in Federal and state governmental health care coverage could affect the Company’s collection of accounts receivable, cash flows and results of operations.

Impairment of Long-Lived Assets

            The Company periodically reviews the carrying values of long-lived assets, including goodwill, for impairment of value. In performing the review of asset impairment, management calculates future cash flows expected to result from these assets and determines whether the asset is impaired. Significant judgments are required by management in determining these future cash flows as well as determining whether the asset is impaired.

Income Taxes

            Management must make estimates in recording the company’s provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. Management believes that future income will enable the Company to realize these benefits in the future and therefore has not recorded any valuation allowance against the deferred tax asset.

            The Company operates in multiple states with varying tax laws. The Company is subject to both Federal and state audits of tax returns. Management must make estimates to determine that tax reserves are adequate to cover any potential audit adjustments.

Professional Liability Insurance Claims

            The Company insures for its professional liability risks under a “claims-made” basis policy. Each claim is covered up to $1 million per occurrence, subject to a $100,000 deductible the Company must pay (with an annual deductible cap of $6.1 million). Liabilities in excess of these amounts are covered through a combination of limits provided by commercial insurance companies and a self-insurance program.

            Estimates for self-insured professional liability risks are determined by management using the Company’s incident reporting system and actuarially determined amounts. The estimates are continually reviewed and adjustments recorded as experience develops and/or new information becomes available. Actual results could vary from the those estimates recorded.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Three months ended June 30, 2002 compared
to three months ended June 30, 2001

            Net patient service revenue for the three months ended June 30, 2002 (the “2002 Period”) was $592.5 million as compared to $473.2 million for the three months ended June 30, 2001 (the “2001 Period”). This represented an increase in net patient service revenue of $119.3 million or 25%. Hospitals in operation for the entire 2002 Period and 2001 Period (“same hospitals”) provided $36.4 million of the increase in net patient service revenue, resulting from overall increases in volume and pricing. The remaining increase of $82.9 million included $82.0 million of net patient service revenue from the June 19, 2001 acquisition of a 200-bed hospital, the September 2001 acquisition of an 80-bed hospital, the December 2001 acquisition of an 88-bed hospital, the January 2002 acquisition of a 176-bed hospital, a 129-bed hospital and an 85-bed hospital and the May 2002 acquisition of a 172-bed hospital. The remaining increase of $0.9 million resulted from miscellaneous other revenue.

            During the 2002 Period, the Company’s hospitals generated total patient days of service and an occupancy rate of 253,049 and 48.2%, respectively, versus 216,296 and 47.1%, respectively, for the 2001 Period. Same hospital patient days and occupancy for the 2002 Period were 208,401 and 48.2%, respectively, versus 203,827 and 45.7%, respectively for the 2001 Period. Same hospital admissions for the Company’s hospitals during the 2002 Period were 46,451, up 1.6% from the 45,712 admissions during the 2001 Period. Same hospital adjusted admissions for the Company’s hospitals during the 2002 Period were 73,987, up 3.2% from the 71,703 adjusted admissions during the 2001 Period.

            The Company’s operating expenses (consisting of salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2002 Period were $454.6 million or 76.7% of net patient service revenue as compared to $356.7 million or 75.4% of net patient service revenue for the 2001 Period. Of the total $97.9 million increase, approximately $26.3 million related to same hospitals, which was largely attributable to overall increased patient volumes. Another $68.7 million of increased operating expense related to the acquisitions mentioned previously. The remaining increase of $2.9 million represented the net increase in corporate and other operating expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

            During the 2002 Period, the Company’s depreciation and amortization costs increased by $1.4 million and interest expense decreased by $0.9 million, as compared to the 2001 Period. The increase in depreciation and amortization resulted primarily from the depreciation associated with the acquisitions mentioned previously, offset by a decrease in amortization expense related to the Company’s adoption of SFAS No. 142 on October 1, 2001. The decrease in interest expense was due primarily to lower interest rates on the Company’s outstanding debt in the 2002 Period.

            The Company’s income before income taxes was $109.7 million for the 2002 Period as compared to $89.2 million for the 2001 Period, an increase of $20.5 million or 23.0%. The Company’s provision for income taxes was $43.0 million for the 2002 Period as compared to $35.0 million for the 2001 Period. These provisions reflect effective income tax rates of approximately 39.3% for both periods. As a result of the foregoing, the Company’s net income was $66.6 million for the 2002 Period, and $54.1 million for the 2001 Period.

Results of Operations

Nine months ended June 30, 2002 compared
to nine months ended June 30, 2001

            Net patient service revenue for the nine months ended June 30, 2002 (the “2002 Nine Month Period”) was $1,668.2 million, as compared to $1,388.6 million for the nine months ended June 30, 2001 (the “2001 Nine Month Period”). This represented an increase in net patient service revenue of $279.6 million, or 20.1%. Same hospitals provided $102.8 million of the increase in net patient service revenue, resulting from patient volume increases and pricing increases. The remaining increase of $176.8 million included $175.6 million of net patient service revenue from the acquisitions mentioned previously, and an increase of $1.2 million in miscellaneous other revenue.

            During the 2002 Nine Month Period, the Company’s hospitals generated 746,068 total patient days of service and an occupancy rate of 48.5%, versus 664,562 and 48.2%, respectively, for the 2001 Nine Month Period. Same hospital patient days and occupancy for the 2002 Nine Month Period were 638,878 and 48.2%, respectively, versus 627,949 and 46.9%, respectively, for the 2001 Nine Month Period. Same hospital admissions for the Company’s hospitals during the 2002 Nine Month Period were 141,618, up 1.0% from the 140,202 admissions during the 2001 Nine Month Period. Same hospital adjusted admissions for the Company’s hospitals during the 2002 Nine Month Period were 223,423, up 3.5% from the 215,893 adjusted admissions during the 2001 Nine Month Period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

            The Company’s operating expenses (consisting of salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2002 Nine Month Period were $1,279.6 million, or 76.7% of net patient service revenue as compared to $1,053.8 million or 75.9% of net patient service revenue for the 2001 Nine Month Period. Of the total $225.8 million increase, approximately $69.6 million related to same hospitals, which was largely attributable to increased patient volumes. Another $149.0 million of increased operating expenses related to the hospital acquisitions mentioned previously. The remaining increase of $7.2 million represents an increase in corporate and other operating expenses.

            During the 2002 Nine Month Period, the Company’s depreciation and amortization costs increased by $3.4 million and interest expense decreased by $4.0 million, as compared to the 2001 Period. The increase in depreciation and amortization resulted primarily from the depreciation associated with the acquisitions mentioned previously, offset by a decrease in amortization expense related to the Company’s adoption of SFAS No. 142 on October 1, 2001. The decrease in interest expense was due primarily to lower interest rates on the Company’s outstanding debt in the 2002 Nine Month Period. The non-cash charge for retirement benefits and write down of assets held for sale in the 2001 Nine Month Period represents: (1) the present value of the future costs of retirement benefits granted to the Company’s chairman pursuant to an employment agreement which became effective January 2 , 2001; and (2) the write down of two hospital assets held for sale in conjunction with their respective replacement.

            The Company’s income before income taxes was $306.7 million for the 2002 Nine Month Period and, excluding the non-cash charge for retirement benefits and write down of assets held for sale of $17.0 million, was $252.5 for the 2001 Nine Month Period, an increase of $54.2 million, or 21.5%. Including the non-cash charge, income before income taxes was $235.5 million in the 2001 Nine Month Period. The Company’s provision for income taxes was $120.4 million for the 2002 Nine Month Period as compared to $92.5 million for the 2001 Nine Month Period. These provisions reflect effective income tax rates of approximately 39.3% for both periods. As a result of the foregoing, the Company’s net income was $186.3 million for the 2002 Nine Month Period and $153.4 million for the 2001 Nine Month Period, excluding the non-cash charge, and $143.1 million including such charge.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Liquidity

2002 Nine Month Period Cash Flows compared to 2001 Nine Month Period Cash Flows

            The Company’s operating cash flows totaled $283.5 million for the 2002 Nine Month Period as compared to $212.5 million for the 2001 Nine Month Period. The continued positive cash flows from operating activities resulted from the Company’s profitability and management of working capital. The Company’s investing activities used $276.6 million and $124.4 million for the 2002 Nine Month Period and 2001 Nine Month Period, respectively. Acquisitions of hospitals accounted for the majority of the expenditures in the 2002 Nine Month Period. Acquisitions, ongoing renovations, and capital equipment costs accounted for the majority of the expenditures in the 2001 Nine Month Period. Financing activities provided net cash of $72.4 million for the 2002 Nine Month Period and used net cash of $55.0 million for the 2001 Nine Month Period. Proceeds from debt issued (see “Capital Resources” below) , offset by repayments on debt and purchases of treasury shares, accounted for the majority of net cash provided in the 2002 Nine Month Period while payments on debt accounted for the majority of the net cash used in the 2001 Nine Month Period. See the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and 2001 on page 6 of this Report.

Capital Resources

            The Company currently has a 5-year $450 million Credit Agreement with a bank (the “Credit Agreement”) due November 30, 2004. The Credit Agreement is a term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the Credit Agreement terminates and all outstanding amounts become due and payable. The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company’s credit rating. Monthly or quarterly interest payments are required depending on the type of loan chosen by the Company. The interest rate at June 30, 2002 and June 30, 2001 was 2.9% and 4.8%, respectively. As of June 30, 2002, there were no amounts outstanding under this Credit Agreement.

            The Company also has a $15 million unsecured revolving credit commitment with a bank. The $15 million line of credit is a working capital commitment which is tied to the Company’s cash management system, and expires in December 2004, at which time amounts outstanding become due and payable. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank’s prime rate less .25%. The interest rate at June 30, 2002 and 2001 was 4.5% and 6.5% respectively. As of June 30, 2002, there were no amounts outstanding under this credit commitment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources (continued)

            The Credit Agreement and revolving credit commitment contain covenants, which, without the prior consent of the banks, limit certain activities, including those relating to mergers, consolidations and the Company’s ability to secure additional indebtedness, make guarantees, grant security interests and declare dividends. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage. At June 30, 2002, the Company was in compliance with these covenants. The Company is also obligated to pay certain commitment fees based upon amounts available for borrowing during the terms of the Credit Agreement and revolving credit commitment.

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

            On January 28, 2002, the Company sold $330.0 million in face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “Notes”) for gross proceeds of approximately $277.0 million. The Notes are the Company’s general unsecured obligations and are subordinated in right of payment to the Company’s existing and future indebtedness that is not, by its terms, expressly subordinated or pari passu in right of payment to the Notes. The Company’s Debentures rank pari passu with the Notes. The Notes mature on January 28, 2022, unless converted or redeemed earlier. Upon the occurrence of certain events, the Notes are convertible into the Company’s common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources (continued)

amount of the Notes (equivalent to a conversion price of $26.11 per share). The equivalent number of shares associated with the conversion of the Notes become dilutive (and thus are included in the Company’s earnings per share calculation) when the Company’s common stock attains a level of $31.33 for at least 20 trading days of the 30 trading days prior to the conversion or the Notes otherwise become convertible. The accrual of original issue discount represents a yield to maturity of 0.875% per year calculated from January 22, 2002, excluding any contingent interest.

            Holders may require the Company to purchase all or a portion of their Notes on January 28, 2005, January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per note of $862.07, $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each purchase date. The Company will pay cash for all Notes so purchased on January 28, 2005. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock for purchases on or after January 28, 2007. In addition, upon a change in control of the Company occurring on or before January 28, 2007, each holder may require the Company to purchase all or a portion of such holder’s Notes. The Company may redeem all or a portion of the Notes at any time on or after January 28, 2007. The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission with respect to the Notes and shares of common stock underlying the Notes, which became effective on June 10, 2002.

            On January 29, 2002, the Company announced that it had completed the stock repurchase program commenced in September 2001. The Company purchased a total of 5,000,000 shares of its common stock under this repurchase program.

            In February 2002, the Company’s Board of Directors approved a new stock repurchase program to repurchase up to 5,000,000 shares of its common stock. As of June 30, 2002, the Company had purchased approximately 1,900,000 shares of its common stock under this repurchase program at an average purchase price of $18.29 per share. In August 2002, the Company announced that it had completed this share repurchase program by purchasing a total of 5,000,000 shares at an average price of $18.54 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Statements

            Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care proposals for health care reform; the ability to enter into Medicare and Medicaid payment levels; liability and other claims asserted against the Company and the ability to secure adequate insurance at cost-effective rates; competition; the loss of any significant ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund additional acquisitions or replacement facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

            During the three months and nine months ended June 30, 2002, there were no material changes in the quantitative and qualitative disclosures about market risks presented in Item 7A in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, other than the change as described below.

            During the nine months ended June 30, 2002, the Company decreased its borrowings under its variable rate Credit Agreement by $215 million, leaving no amounts outstanding under the Credit Agreement as of June 30, 2002.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits:

See Index to Exhibits located on page 22.

b. Reports on Form 8-K:

None

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.
DATE: August 12, 2002	By:	/s/ Robert E. Farnham

Robert E. Farnham Senior Vice President-Finance (Duly authorized officer and Principal Financial Officer)

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

            Not applicable.

(3)	(i) Articles of Incorporation

3.1	Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

3.2	Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

(ii)	By-laws

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

  99.1 Written Statement of President and Chief Executive Officer

  99.2 Written Statement of Senior Vice President–Finance (Principal Financial Officer)