Form 10-K
period 2002-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2002-12-23
CIK 792985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2002

OR

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ________________to_________________

Commission File No. 001-11141 HEALTH MANAGEMENT ASSOCIATES, INC. (Exact name of Registrant as specified in its charter)

Delaware	61-0963645

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5811 Pelican Bay Boulevard Suite 500 Naples, Florida	34108-2710

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (239) 598-3131 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Convertible Senior Subordinated Debentures due 2020
Zero-Coupon - Convertible Senior Subordinated Notes due 2022

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of December 16, 2002 there were 238,660,281 shares of Common Stock, par value $.01 per share outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant is $4,235,188,489, as determined by reference to the listed price of the Registrant’s Class A Common Stock as of the close of business on December 16, 2002.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [X] No [_]

     As of September 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,675,092,830, as determined by reference to the listed price of the Registrant’s Class A Common Stock as of the close of business on such day.

     Portions of the Registrant’s definitive Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on February 18, 2003 have been incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
HEALTH MANAGEMENT ASSOCIATES, INC.
Fiscal year ended September 30, 2002

Note:	Portions of the Registrant’s definitive Proxy Statement to be issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on February 18, 2003 have been incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Report.

i

PART I

Item 1. Business

General

     Health Management Associates, Inc. (the “Company” or the “Registrant”) was incorporated in Delaware in 1979 and succeeded to the operations of its subsidiary, Hospital Management Associates, Inc., which was formed in 1977. The Company provides a broad range of general acute care health services in non-urban communities. As of September 30, 2002, the Company operated 41 general acute care hospitals with a total of 5,769 licensed beds and two psychiatric-only hospitals with a total of 134 licensed beds. (See Item 2 “Properties”) For the year ended September 30, 2002 (“Fiscal 2002”), the acute care hospital operations accounted for approximately 97% of the Company’s net patient service revenue and the psychiatric-only hospital operations and other revenue accounted for approximately 3%.

Business Strategy

     The Company pursues a business strategy of efficiently and profitably operating its existing base of facilities and selectively acquiring additional 100 to 300 bed acute care hospitals located in non-urban communities in market areas of 30,000 to 400,000 people primarily in the southeastern and southwestern United States. The Company seeks to acquire, at reasonable prices, acute care hospitals which are the sole or predominant health care providers in their market service areas. In evaluating potential acquisitions, the Company requires a hospital’s market service area to exhibit a demographic need for the facility and to have an established physician base which can be augmented by the Company’s ability to attract additional physicians to the community. Many of the hospitals the Company has acquired were unprofitable at the time of acquisition. Upon acquiring a facility, the Company employs a well-qualified chief executive officer, chief financial officer, and chief nursing officer, implements its proprietary management information system, recruits physicians, introduces strict cost control measures with respect to hospital staffing and volume purchasing under Company-wide or group purchasing agreements, and spends the necessary capital to renovate the facility and upgrade equipment. The Company strives to provide all of the acute care needs of each community its hospitals serve, thereby reducing the out-migration of potential patients to hospitals in larger urban areas.

     The Company manages each acquired hospital to maximize operating margins and return on capital within the first 24 to 48 months of operations, a time period which the Company believes is sufficient to fully implement the plan of improvement. Generally, the Company has been successful in achieving a significant improvement in the operating performance of its facilities within this time period. Once a facility has matured, the Company generally achieves additional growth through favorable demographic trends, the continued growth of physicians’ practices in the community, expansion of health care services offered and selective rate increases.

     The Company continually seeks to improve the quality of the health care services delivered through a company-wide proprietary Quality Service Management (“QSM”) program. Upon discharge, all patients are asked to fill out a confidential survey that seeks the patients perception of the hospitals health care services, including medical treatment, nursing care, the hospitals attention to patient concerns, the admissions process, room cleanliness, and the quality of dietary services. The Company’s commitment to quality is evidenced by the achievements and accomplishments awarded to its hospitals by independent raters of quality for health care organizations. In Fiscal 2002 such achievements and accomplishments included:

•	17 of the Company’s hospitals were surveyed by the Joint Commission on Accreditation of Health Care Organizations (“JCAHO”). Despite more stringent guidelines adopted by the Commission for 2002, the Company’s hospitals that were surveyed in 2002 received an average grade of 92 out of a possible 100.
•	Franklin Regional Medical Center in Louisburg, North Carolina received a JCAHO score of 95, which was among the higher scores awarded last year by the JCAHO under its new scoring criteria.
•	Charlotte Regional Medical Center in Punta Gorda, Florida, was named one of the Top 100 Cardiac Hospitals in America by Solucient, Inc., a provider of independent annual studies that measure the effectiveness of hospitals’ clinical practices, operations and financial management.
•	The Heart Program at Medical Center of Mesquite in Mesquite, Texas, was awarded a five-star rating by Health Grades, Inc., an independent rating agency.

1

•	Rankin Medical Center in Brandon, Mississippi, was named the best facility for basic life support training in Mississippi and ranked second for the number of people that it trained in CPR.
•	The dietary department at Franklin Regional Medical Center in Louisburg, North Carolina, was awarded a perfect score of 100 by the North Carolina Board of Health.

Operations and Marketing

     Upon acquisition of a hospital, the Company immediately implements its policies to achieve its financial and operating goals. The Company: (i) appraises current management personnel and makes necessary changes; (ii) seeks to reduce expenses by managing staffing more effectively and purchasing supplies through volume and group purchasing agreements; (iii) improves billings and collections; and (iv) installs its proprietary management information system. The Company’s flexible staffing program allows the Company to manage its labor costs effectively by properly staffing a hospital based on current occupancy, utilizing a combination of full-time and part-time employees. The Company’s proprietary management information system provides the hospital’s chief executive officer, chief financial officer, and chief nursing officer with the necessary financial and operational information to operate the hospital effectively and to implement the Company’s flexible staffing program. Based on the information gathered, the Company can also assist physicians in appropriate case management.

     The Company also attempts to increase admissions and outpatient business through marketing programs. The marketing programs of each of the Company’s hospitals are directed by the hospital’s chief executive officer to best suit the particular geographic, demographic and economic characteristics of the hospital’s market area. A key element of the Company’s marketing strategy is to establish and maintain a cooperative relationship with its physicians. The Company pursues an active physician recruitment program to attract and retain qualified specialists and other physicians to broaden the services available and meet identifiable community needs. The Company’s hospitals often provide newly recruited physicians with various services necessary to relocate and assist them in opening and commencing the operation of their practices. Such costs are generally expensed as incurred. The Company’s hospitals also pursue various strategies aimed at increasing utilization of their services, particularly emergency and outpatient services. For example, hospitals offer an emergency service program called “Nurse First,” which quickly assigns a registered nurse specially trained for emergency room duties to assess the condition of each patient upon arrival. Other programs include “Pro Med,” an emergency room computer-based diagnostic aid that helps physicians assess a patient’s medical condition quickly and formulate a diagnosis and course of treatment, “Med Key,” a plastic identification card that contains a variety of patient information which streamlines the registration process, and “One Call Scheduling,” a dedicated phone system which physicians and their staff can utilize to schedule various diagnostic tests and other services easily at one time.

     The operations of the Company’s two psychiatric-only hospitals focus mainly on child/adolescent intensive residential treatment programs. Since the Company’s psychiatric hospitals receive most of their admissions for the child/adolescent programs from state and locally-sponsored child and adolescent care agencies and the court system, the majority of the hospitals’ marketing efforts are devoted to these areas. There is little direct marketing to the public. See “Competition — Psychiatric Hospitals” in this Item 1.

     The Company considers its management structure to be decentralized. Its hospitals are run by experienced chief executive officers, chief financial officers and chief nursing officers that have both the authority and responsibility for day-to-day operations. Incentive compensation programs have been implemented to reward such managers for accomplishing established goals. The Company employs a relatively small corporate staff to provide services such as systems design and development, marketing assistance, training, human resource management, reimbursement, technical accounting support, purchasing, risk management, and construction management. Financial control is maintained through fiscal and accounting policies which are established at the corporate level for use at the hospitals. Financial information is centralized at the corporate level through the Company’s proprietary management information system.

Selected Operating Statistics

     The following table sets forth selected operating statistics for the Company’s hospitals for the periods and dates indicated.

	Year ended September 30,
	2002	2001	2000
Total hospitals owned or leased (as of the end of each period, except for 2000, which is as of October 1)	43	38	37
Licensed beds (as of the end of each period, except for 2000, which is as of October 1)	5,903	5,318	5,090
Admissions	216,256	187,062	161,855
Patient days	1,000,480	880,624	791,617
Acute care average length of stay (days)	4.4	4.5	4.5
Occupancy rate (1)	48%	47%	46%
Outpatient utilization (2)	37%	36%	35%
Earnings margin, before depreciation, interest and income taxes (excluding minority interest)	23%	23%	24%

(1)	Hospital occupancy rates are affected by many factors, including the population size and general economic conditions within the service area, the degree of variation in medical and surgical products, outpatient use of hospital services, quality and treatment availability at competing hospitals, and seasonality. Generally, the Company’s hospitals experience a seasonal decline in occupancy in the first and fourth fiscal quarters.

(2)	Outpatient revenue as a percent of Total Patient Service Revenue (defined as revenue from all sources before deducting contractual allowances and discounts from established billing rates).

Competition

     Acute Care Hospitals. The health care industry is highly competitive and, in recent years, has been characterized by increased competition for patients and staff physicians, a shift from inpatient to outpatient settings, and increased consolidation. The principal factors contributing to these trends are advances in medical technology, cost-containment efforts by managed care payors, employers and traditional health insurers, changes in regulations and reimbursement policies, increases in the number and type of competing health care providers and changes in physician practice patterns. A hospital competes within the geographic area in which it operates by distinguishing itself based on the quality and scope of medical services provided. With respect to the delivery of general acute care services, most of the Company’s hospitals face less competition in their immediate patient service areas than would be expected in larger communities. While the Company’s hospitals are generally the predominant provider in their respective communities, most of its hospitals face competition; however, that competition is generally limited to a single competitor in each respective market. The Company seeks to provide all the acute health care needs in each community its hospitals serve.

     The competitive position of a hospital is increasingly affected by its ability to negotiate service contracts with purchasers of group health care services. Such purchasers include employers, preferred provider organizations (“PPOs”) and health maintenance organizations (“HMOs”). PPOs and HMOs attempt to direct and control the use of hospital services through management of care and either (i) receive discounts from a hospital’s established charges or (ii) pay based on a fixed per diem or on a capitated basis, where hospitals receive fixed periodic payments based on the number of members of the organization regardless of the actual services provided. To date, HMOs have not been a competitive factor in the Company’s non-urban hospitals. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. In return, hospitals secure commitments for a larger number of potential patients. Accordingly, the Company has been proactive in establishing or joining such programs to maintain, and even increase, hospital services. Management believes the Company is able to compete effectively in its markets, and does not believe such programs will have a significant adverse impact on the Company’s net revenue. See “Operations and Marketing” in this Item 1.

     Acquisitions. The Company faces competition for the acquisition of non-urban community acute care hospitals from proprietary and not-for-profit multi-hospital groups. Some of these competitors may have greater financial and other resources than the Company. Historically, the Company has been able to acquire hospitals at reasonable prices. However, increased competition for the acquisition of non-urban community acute care hospitals could have an adverse impact on the Company’s ability to acquire such hospitals on favorable terms.

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

Sources of Revenue

     The Company receives payment for services rendered to patients from: (i) the Federal government under the Medicare program; (ii) each of the states in which its hospitals are located under the Medicaid program; and (iii) private insurers and patients. The following table sets forth the approximate percentage of Net Patient Service Revenue (defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates) derived from the various sources of payment for the periods indicated:

	Year ended September 30,
	2002	2001	2000
Medicare	38%	39%	40%
Medicaid	9	8	8
Private and other sources	53	53	52

Total	100%	100%	100%

     Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures. Reimbursement rates for inpatient routine services vary significantly depending on the type of service (e.g., acute care, intensive care or psychiatric) and the geographic location of the hospital. The Company has maintained increased levels in the percentage of patient revenues attributable to outpatient services in recent years. These increased levels are primarily the result of advances in medical technology (which allow more services to be provided on an outpatient basis) and increased pressures from Medicare, Medicaid and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The Company’s experience with respect to increased outpatient levels mirror the trend the Company believes is occurring in the hospital industry.

     Medicare. Most hospitals (including all of the Company’s acute care hospitals) derive a substantial portion of their revenue from the Medicare program, which is a Federal government program designed to reimburse participating health care providers for covered services rendered and items furnished to qualified beneficiaries. The Medicare program is heavily regulated and subject to frequent changes which in recent years have reduced, and in future years could further restrict increases in, Medicare payments to hospitals. In light of its hospitals’ high percentage of Medicare patients, the Company’s ability in the future to operate its business successfully will depend in large measure on its ability to adapt to changes in the Medicare program.

     The Medicare program is designed primarily to provide health care services to persons aged 65 and over and those who are chronically disabled or who have End Stage Renal Disease (“ESRD”). The Medicare program is governed by the Social Security Act of 1965 and is administered by the Federal government, primarily the Department of Health and Human Services (“DHHS”) and the Centers for Medicare and Medicaid Services (“CMS”), formerly known as the Health Care Financing Administration (“HCFA”).

     Legislative action and Federal regulatory changes over the years have resulted in significant changes in the Medicare program. Formerly, Medicare provided reimbursement for the reasonable direct and indirect costs of hospital services furnished to beneficiaries, plus an allowed return on equity for proprietary hospitals. Pursuant to the Social Security Amendments of 1983 (“the Amendments”) and subsequent budget reconciliation act modifications, Congress adopted a prospective payment system (“PPS”) to reimburse the routine and ancillary operating costs of most Medicare inpatient hospital services. In November 2000, as described below, a prospective payment system was proposed for rehabilitation hospitals and rehabilitation units that are a distinct part unit of a hospital. Psychiatric, long-term care and pediatric hospitals, as well as psychiatric units that are distinct parts of a hospital, currently are exempt from PPS and continue to be reimbursed on a reasonable cost basis. Effective August 1, 2000, as also further described below, a prospective payment system was implemented for hospital outpatient services. The Company’s two psychiatric hospitals do not participate in the Medicare program.

     Under PPS, the Secretary of DHHS has established fixed payment amounts per discharge for categories of hospital treatment, commonly known as diagnosis-related groups (“DRGs”). DRG rates have been established for each individual hospital participating in the Medicare program, in part based upon each facility’s geographic location. As a general rule under PPS, if a facility’s costs of providing care for the beneficiary are less than the predetermined DRG rate, the facility retains the difference. Conversely, if the facility’s costs of providing the necessary service are more than the predetermined rate, the facility must absorb the loss. Because DRG rates are based upon a statistically normal distribution of severity, patients falling outside the normal distribution are afforded additional payments and defined as “outliers.” In certain instances, additional payments may be received for outliers.

     The DRG rates are updated annually to account for projected inflation. For several years the annual updates or percentage increases to the DRG rates have been lower than the actual inflation in the cost of goods and services purchased by general hospitals. The inflation index used by CMS to adjust the DRG rates gives consideration to the cost of goods and services purchased by hospitals as well as non-hospitals (the “market basket”). Pursuant to the Balanced Budget Act of 1997, the net annual updates were set as follows: market basket minus 1.1% for the Federal fiscal year (“FY”) beginning October 1, 2001 (“FY 2001”) and FY 2002; and for FY 2003 and each subsequent FY, the market basket percentage. The Medicare, Medicaid and State Children’s Health Insurance Program (“SCHIP”) Benefits Improvement and Protection Act of 2000 (“BIPA”) further revised the update for FY 2001 to the full market basket and for FY 2002 and FY 2003 to the market basket minus 0.55%. The Company cannot predict how future adjustments by Congress and the CMS will affect the profitability of its health care facilities. The increase in the market basket for FY 2002 and FY 2001 was 3.3% and 3.4%, respectively.

     On December 21, 2000, BIPA was enacted. BIPA made a number of changes to the Medicare and Medicaid Acts affecting payments to hospitals which total more than $35 billion nationwide and target $2 billion to rural providers over the next six years. Some of the changes made by BIPA that affect the Company’s facilities are as follows: (i) lowering the threshold by which hospitals qualify as rural or small urban disproportionate share hospitals; (ii) decreasing the reductions in payments to disproportionate share hospitals that had been mandated by previous Congressional enactments; (iii) increasing the update factors for inpatient PPS payments to hospitals; (iv) increasing certain payments to non-PPS psychiatric hospitals and units; and (v) increasing Medicare reimbursement for bad debt from 55% to 70%. In addition, BIPA places limits on the amount of co-insurance a Medicare beneficiary must pay for outpatient services. Under BIPA, outpatient service co-payments are capped at a maximum of 57% of the Ambulatory Payment Classification (“APC” rate) for the period April 1, 2001 to December 31, 2001; 55% of the APC for calendar years 2002 and 2003; 50% of the APC rate for calendar year 2004; 45% of the APC rate for calendar year 2005; and, 40% of the APC rate for calendar year 2006 and thereafter. BIPA also directs DHHS to establish categories of items eligible for additional or “pass-through” payments to hospitals for certain outpatient services rendered on or after April 1, 2001 including such items as current cancer therapy drugs, biologicals, brachtherapy, and medical devices.

     Hospitals currently excluded from the PPS, such as psychiatric and rehabilitation hospitals, receive reimbursement based on their reasonable costs, with limits placed upon the annual rate of increase in operating costs per discharge. Pursuant to the Balanced Budget Act of 1997, the annual update for FY 1998 was set at 0%. For FY 1999 through FY 2002, the annual update factor was and is dependent upon where the hospital’s costs fall in relation to the limits set by the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”). The annual update factor will range from 0% to the market basket percentage increase, depending upon whether the hospital’s costs are at, below or above the TEFRA target limits. On November 3, 2000, CMS announced plans to implement a PPS system for certain rehabilitation hospitals and rehabilitation units of a hospital currently exempt from the PPS system. The final rules implementing the rehabilitation PPS were issued on August 7, 2001 and became effective on January 2, 2002 for cost reporting periods beginning on or after January 2, 2002. The payment unit under PPS is a discharge, and the payment rate will encompass the inpatient operating costs and capital costs of furnishing the covered rehabilitation services. Payment rates have been calculated using a relative weight system to account for the varying resources used in each patient category. Payments during FY 2001 and 2002, by statute, are to be budget neutral, with the FY 2001 payments equaling 98% of the amount the payments would have been if paid under the old reasonable cost system, and 100% for fiscal year 2002. Although the BBA envisioned a 2-year phase-in period for the new PPS system, beginning on April 1, 2001, because the final rules were promulgated late, the transitional phase-in period will be truncated. For cost reporting periods beginning on or after January 2, 2002 and before October 1, 2002, payment was based on 1/3 of the facility-specific and 2/3 of the FY 2002 Federal prospective payment. For cost reporting periods beginning on or after October 1, 2002, payment is based solely on the Federal prospective payment. Under final rules, a facility has the option to select payment solely based on the Federal prospective rate for periods prior to October 1, 2002. Because of the limited number of rehabilitation beds operated by the Company, changes under the PPS system will not have a material effect on the Company’s financial results. The Company’s two psychiatric-only hospitals are exempt from the PPS system.

     Prior to October 1, 1990, Medicare payments for outpatient hospital-based services were generally the lower of hospital costs or customary charges. Due to Federal budget restraints, the Omnibus Budget Reconciliation Act of 1993 (“OBRA-1993”) reduced Medicare payments for the majority of outpatient services to the lower of 94.2% of hospital costs, customary charges or a blend of 94.2% of hospital costs and a fee schedule (such fee schedule generally being lower than hospital costs) through FY 1998. The Balanced Budget Act of 1997, and the Balanced Budget Refinement Act of 1999, extended this reduction to the first date that an outpatient PPS was implemented. On August 1, 2000, as required by the Balanced Budget Act of 1997 and the Balanced Budget Refinement Act of 1999, a Medicare PPS went into place for hospital outpatient services. Under the outpatient PPS, all outpatient services are grouped into Ambulatory Payment Classifications (“APCs”). Services in each APC are clinically similar and are similar in terms of the resources they require. A payment rate has been established by CMS for each APC, with adjustments provided for geographic wage differentials. Hospitals may be paid more than one APC per patient and per encounter, depending upon the services required by and provided to the Medicare eligible beneficiary. Significantly, the outpatient PPS revises the way in which beneficiary co-insurance amounts are determined. Initially, co-insurance amounts were based on 20% of the national median charge for the APC. The Balanced Budget Refinement Act of 1999 limits beneficiary liability so that no co-insurance amount can be greater than the Medicare hospital inpatient deductible for a given year. The outpatient PPS provides for a transitional adjustment to limit potential payment reductions experienced as a result of the transition to prospective encounter payments. For the FY 2000 through FY 2003, providers will receive an adjustment if their payment-to-cost ratio for outpatient services furnished during such year is less than a set percentage of their payment-to-cost ratio for those services in their cost reporting period ending in 1996 (the base year). Rural hospitals with 100 or fewer beds and cancer hospitals will be held harmless under this provision. In addition, small rural hospitals, for services furnished before January 1, 2004, will be maintained at the same payment-to-cost ratio as their base year cost report, if their PPS payment-to-cost ratio is less. The outpatient PPS has not had a material impact on reimbursement to the Company. The Company anticipates the Medicare outpatient prospective payment system will continue to be refined and future adjustments may limit or reduce payments from the program. Outpatient laboratory services are paid based on a fee schedule which is substantially lower than customary charges. Certain ambulatory surgery procedures are paid for at a rate based on a blend of hospital costs and the rate paid by Medicare for similar procedures performed in free standing ambulatory surgery centers. Certain radiology and other diagnostic services are paid on a blend of actual cost and prevailing area charge.

     Payments under the Medicare program for capital related costs, for cost reporting periods prior to October 1, 1991, were made on a reasonable cost basis. Reasonable capital costs generally include depreciation, rent and lease expense, capital interest, property taxes, insurance related to the physical plant, fixed equipment and movable equipment. As a result of changes made to the Social Security Act by the Omnibus Reconciliation Act of 1987 (“OBRA-1987”), hospitals paid under PPS for operating costs must be reimbursed for capital costs on a prospective basis, effective with the cost reporting period beginning October 1, 1991 (i.e., FY 1992). CMS implemented the PPS for capital costs for FY 1992 based upon FY 1989 Medicare inpatient capital costs per discharge updated to FY 1992 by the estimated increase in Medicare capital costs per discharge. A ten year transition period, beginning with FY 1992, was established for the phasing-in of the capital PPS. Under the transition period rules, hospitals with a hospital-specific capital rate below the standard Federal rate are paid on a fully prospective methodology. Hospitals with a hospital-specific rate above the standard Federal rate are paid based on a hold-harmless method or 100% of the standard Federal rate, whichever results in the higher payment. Beginning with cost reporting periods on or after October 1, 2001, at the end of the transition period, all hospitals are to be paid at the standard Federal rate. Pursuant to the Balanced Budget Act of 1997, capital payment rates were rebased in FY 1998 using the actual rates in effect in FY 1995 and the budget neutrality adjustment factor used to determine the Federal capital payment rate on September 30, 1995. In addition, capital rates are reduced by an additional 2.1% by the Balanced Budget Act of 1997. For FY 2002, CMS increased the Federal rate by 2.28%. The increase for FY 2003, was 4.2%. The Company anticipates further adjustments in the future but is unable to predict the amount or impact of future adjustments.

     The Medicare program reimburses each hospital on a reasonable cost basis for the Medicare program’s pro rata share of the hospital’s allowable capital costs related to outpatient services. Outpatient capital reimbursement was reduced by 15% (i.e., 85% of outpatient capital costs) during FY 1990 and OBRA-1990 extended the 15% reduction through FY 1991. OBRA-1990 and OBRA-1993 further directed that outpatient capital reimbursement be reduced by only 10% beginning FY 1992 through FY 1998. The Balanced Budget Act of 1997 continued the 10% reduction during FY 2000 up to January 1, 2000. The Company anticipates that payments to hospitals could be reduced as a result of future legislation but is unable to predict what the amount of the final reduction will be.

     On October 1, 2000, as required by the Balanced Budget Act of 1997 and the Balanced Budget Refinement Act of 1999, Medicare began paying all home health agencies under a PPS system. Medicare will pay home health care agencies for each covered 60-day episode of care for each Medicare beneficiary who continues to remain eligible for home health services. The home health care PPS system provides payment at a higher rate for the beneficiaries with greater medical needs, based upon a payment system that relies upon data collected by caregivers on a patient clinical assessment. PPS rates vary depending upon the intensity of care required by each beneficiary, with actual rates adjusted by CMS to reflect the geographic area wage differentials. Home health care agencies will receive less than the full PPS amounts in those instances where they provide only a minimal number of visits to beneficiaries. In addition, the new PPS provides for “outlier” payments in instances where the costs of care are significantly higher than the specified rate. In most other instances, they will be paid the full PPS amount. Currently, there is not a material impact on the Company due to the implementation of this PPS system. However, the Company will continue to monitor the progress of the program and take the necessary steps to minimize any further reductions in payments as a result of this program.

     The Balanced Budget Act of 1997 mandated numerous other adjustments and reductions to the Medicare system that collectively may impact the Company’s operations. With respect to the valuation of capital assets as a result of a change in hospital ownership, the Balanced Budget Act of 1997 eliminates the allowance for return on equity capital, and bases reimbursement on the book value of the assets, recognizing no gain, loss or recapture of depreciation. In addition, the Balanced Budget Act of 1997 mandated the following changes: i) reimbursement for Medicare enrollee deductible and coinsurance bad debts is reduced 40% for FY 2000 and 45% for FY 2001 and each subsequent year – BIPA further changed the bad debt reimbursement reduction to 30% for FY 2001 and subsequent years; ii) the bonus payments made to hospitals whose costs are below the target amounts is reduced to 2% of the target amount; and, iii) skilled nursing home reimbursement must transition to a prospective payment system, based upon 1995 allowable costs, with a three year transition period beginning on or after July 1, 1998.

     The Balanced Budget Refinement Act (“BBRA”) was signed into law on November 29, 1999, and provided hospitals some relief from the impact of the Balanced Budget Act of 1997. The provisions enacted by the BBRA did not materially impact the Company. It did, however, indicate the recognition by Congress that further reductions in payments to hospitals were not necessary. Congress continues to evaluate a number of proposals that would give hospitals additional relief from the impact of the Balanced Budget Act of 1997. However, the uncertainty and fiscal pressures placed upon the Federal government as a result of the ongoing War on Terrorism, and the economic recovery stimulus, may affect the funds available to provide such additional relief in the future.

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

     State Medicaid payment methodologies vary from state to state. The most common methodologies are state Medicaid prospective payment systems or state programs that negotiate payment rates with individual hospitals. Generally, Medicaid payments are less than Medicare payments and are substantially less than a hospital’s cost of services. In 1991 Congress passed legislation limiting the states’ use of provider-specific taxes and donated funds to bolster the states’ share and obtain increased Federal Medicaid matching funds. Certain states in which the Company operates have adopted broad-based provider taxes to fund their Medicaid programs in response to the 1991 legislation. Congress has also established a national limit on disproportionate share hospital adjustments (which are additional amounts required to be paid to hospitals defined as providing a disproportionate amount of Medicaid and low-income inpatient services). This legislation and the resulting state broad-based provider taxes have adversely affected the Company’s net Medicaid payments, but to date the net impact has not been materially adverse.

     The Federal government and many states are currently considering additional ways to limit the increase in the level of Medicaid funding, which also could adversely affect future levels of Medicaid payments received by the Company’s hospitals. Because the Company cannot predict precisely what action the Federal government or the states will take as a result of existing and future legislation, the Company is unable to assess the effect of such legislation on its business. Like Medicare funding, Medicaid funding may also be affected by health care reform legislation, and it is impossible to predict the effect such legislation might have on the Company.

     TRICARE. Some of the Company’s hospitals provide services to retired and certain other military personnel and their families pursuant to the TRICARE program. TRICARE pays for inpatient acute hospital care on the basis of a prospectively determined rate applied on a per discharge basis using DRGs similar to the Medicare system. At this time, inpatient psychiatric hospital services are reimbursed on an individual hospital per diem rate calculated based upon the average charges for these services by all psychiatric hospitals. The Company can make no assurance that the TRICARE program will continue per diem reimbursement for psychiatric hospital services in the future.

     The Medicare, Medicaid and TRICARE programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities. The final determination of amounts earned under the programs often requires many years, because of audits by the program representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. Management believes that adequate provision has been made for such adjustments. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

     Commercial Insurance. The Company’s hospitals provide services to individuals covered by private health care insurance. Private insurance carriers either reimburse their policy holders or make direct payments to the Company’s hospitals based upon the particular hospitals’ established charges and the particular coverage program that provides its subscribers with hospital benefits through independent organizations that vary from state to state. The Company’s hospitals are paid directly by local Blue Cross organizations on the basis agreed to by each hospital and Blue Cross by a written contract.

     Recently, several commercial insurers have undertaken efforts to limit the costs of hospital services by adopting prospective payment or DRG-based systems. To the extent such efforts are successful, and to the extent that the insurers’ systems fail to reimburse hospitals for the costs of providing services to their beneficiaries, such efforts may have a negative impact on the results of operations of the Company’s hospitals.

Health Care Reform, Regulation and Other Factors

     General. Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Medicare, Medicaid, mandatory and other public and private hospital cost-containment programs, proposals to limit health care spending, proposals to limit prices and industry competitive factors are highly significant to the health care industry. In addition, the health care industry is governed by a framework of Federal and state laws, rules and regulations that are extremely complex and for which the industry often has the benefit of little or no regulatory or judicial interpretation. Although the Company believes it is in compliance in all material respects with such laws, rules and regulations, if a determination is made that the Company was in material violation of such laws, rules or regulations, its operations and financial results could be materially adversely affected.

     Licensure, Certification and Accreditation. Health care facility construction and operation is subject to Federal, state and local regulation relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. All of the Company’s health care facilities are properly licensed under appropriate state laws and are certified under the Medicare program or are accredited by the Joint Commission on Accreditation of HealthCare Organizations or the American Osteopathic Association (“Accredited”), the effect of which is to permit the facilities to participate in the Medicare/Medicaid programs. Should any Accredited facility lose its accreditation, and then not become certified under the Medicare program, the facility would be unable to receive reimbursement from the Medicare/Medicaid programs. Management believes that the Company’s facilities are in substantial compliance with current applicable Federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for the Company to effect changes in its facilities, equipment, personnel and services. Although the Company intends to continue its qualification, there can be no assurance that its hospitals will be able to comply in the future.

     Utilization Review. In order to ensure efficient utilization of facilities and services, Federal regulations require that admissions to, and the utilization of, facilities by Medicare and Medicaid patients be reviewed by a Federally funded Peer Review Organization (“PRO”). Pursuant to Federal law, the PRO must review the need for hospitalization and the utilization of services, denying admission of a patient or denying payment for services provided, where appropriate. Each of the Company’s facilities has contracted with a PRO and has had in effect a quality assurance program that provides for retrospective patient care evaluation and utilization review.

     Certificates of Need. The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be reviewable by state regulatory agencies under a program frequently referred to as Certificate of Need. Except for Arkansas, Oklahoma, Pennsylvania, and Texas, all of the other states in which the Company’s health care facilities are located have Certificate of Need or equivalent laws which generally require appropriate state agency determination of public need and approval prior to beds or services being added, or a related capital amount being spent. Failure to obtain necessary state approval can result in the inability to complete the acquisition, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement and/or the revocation of the facility’s license.

     State Hospital Rate-Setting Activity. The Company currently operates one facility in a state that has some form of mandated hospital rate-setting. The West Virginia Health Care Authority (“HCA”) requires that hospitals seeking an increase in rates must submit requests for increases to hospital charges annually. Requests for rate increases are reviewed by the HCA and are either approved at the amount requested, approved for a lower amount than requested or are rejected. As a result, in West Virginia, the Company’s ability to increase its rates to compensate for increased costs per admission is limited and the Company’s operating margin on its West Virginia facility may be adversely affected. There can be no assurance that other states in which the Company operates hospitals will not enact rate-setting provisions as well.

     Anti-kickback and Self-Referral Regulations. During 1998, the Federal government announced that reducing health care fraud was a top priority. As a result, the health care industry continues to be subjected to unprecedented scrutiny and a panoply of statutes, regulations and government initiatives intended to prevent those practices deemed fraudulent or abusive by the government, extensive Federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services. In particular, Medicare and Medicaid anti-kickback, antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti-kickback Amendments”) prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the Anti-kickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the DHHS has issued regulations that describe some of the conduct and business relationships permissible under the Anti-kickback Amendments (“Safe Harbors”). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of health care service providers that fail to clearly satisfy the applicable Safe Harbor criteria, however, risk increased scrutiny by enforcement authorities. Because the Company may be less willing than some of its competitors to enter into business arrangements that do not clearly satisfy the Safe Harbors, it could be at a competitive disadvantage.

     In addition, Section 1877 of the Social Security Act, enacted on December 19, 1989, which restricts referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements, has been amended numerous times since initial enactment, the most recent of which was amended effective January 1, 1995, to significantly broaden the scope of prohibited physician referrals for certain services to entities with which they have financial relationships (the “Stark Law” or the “Self-Referral Prohibitions”). Final rules implementing the Self-Referral Prohibitions were adopted by DHHS on August 14, 1995 (the “Stark I” rules) and January 4, 2001 (the “Stark II” rules). Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. The Company’s participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments. The Company systematically reviews all of its operations on an ongoing basis to ensure that it complies with the Social Security Act and similar state statutes. In addition, the Company has in operation a corporate compliance program at all of the Company’s hospitals, which is an ongoing, working program to monitor and promote continuing compliance with these statutory prohibitions and requirements. (See “Compliance Program” below for further discussion)

     Both Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts in accordance with the requirements of recent Federal statutory enactments including the Health Insurance Portability and Accountability Act of 1996. The Company is unable to predict the future course of Federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on the Company’s financial condition.

     Conversion Legislation. Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws generally require prior approval from state attorney generals, advance notification and community involvement. In addition, state attorney generals in states without specific conversion legislation may exercise authority over these transactions based upon existing law. States are showing an increased interest in overseeing the sales or conversions of not-for-profit hospitals. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may make it more difficult for the Company to acquire not-for-profit hospitals, or could increase acquisition costs in the future. See “Business Strategy” in this Item 1.

     Environmental Regulations. The Company’s health care operations generate medical waste that must be disposed of in compliance with Federal, state and local environmental laws, rules and regulations. The Company’s operations, as well as the Company’s purchases and sales of facilities, are also subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and the Company anticipates that such compliance will not, materially affect the Company’s capital expenditures, financial position or results of operations.

     Compliance Program. During 1996 the Company began developing, and in 1997 formally implemented, a Corporate compliance program to supplement and enhance its existing ethics program. The Company believes its current compliance program meets or exceeds all applicable Federal guidelines and industry standards. The program is designed to raise awareness of various regulatory issues among employees and to stress the importance of complying with all governmental laws and regulations. As part of the program, the Company provides ethics and compliance training to every employee. Management encourages all employees to report, without fear of retaliation, any suspected legal or ethical violation to their supervisors, the compliance officer on staff at the hospital or the Company’s corporate compliance officer. In addition, the Company maintains a 24-hour toll-free telephone hotline, which is manned by an independent company, so that employees can report suspected violations anonymously.

     HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was enacted on August 21, 1996. HIPAA is an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. It mandates the adoption of standards for the exchange of electronic health information. The two key factors of HIPAA are accountability and portability. Accountability refers to the attempt of the legislation to ensure privacy and security of patient information and portability refers to the legislation’s intent to ensure that individuals can take their medical and insurance records with them when they change employers.

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

     Although proposed security rules were issued on August 11, 1998, DHHS has yet to adopt final rules implementing the security and integrity portions of HIPAA. It is anticipated that final security rules will be promulgated and adopted on or about December 27, 2002. On December 28, 2000, DHHS published final privacy rules implementing the privacy portions of HIPAA, which were subsequently amended by CMS on August 14, 2002. The final privacy rules were effective April 14, 2001. The privacy rules give patients greater access to their own medical records and more control over how their personal health information is used and disclosed. The privacy rules address the obligations of health care providers to protect health information. Providers, including the Company, have until April 14, 2003 to comply with the privacy rule’s requirements. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

     The Company filed a plan with the Secretary of DHHS as permitted under The Administrative Simplification Compliance Act (the “ASCA”). This law was signed by President Bush on December 27, 2001. The ASCA granted covered entities a one-year extension (until October 16, 2003) to be in compliance with the electronic submission requirements of all HIPAA transactions as defined in the rule. The Company anticipates that it will be in compliance with the transaction standards by October 16, 2003. The Company also anticipates that it will be able to fully comply with the HIPAA requirements and regulations as they have been adopted to date. The Company has initiated a plan which will allow it to comply with the currently adopted regulations. Estimating the cost of such compliance is difficult and no such estimations have been made at this time. Based on its current knowledge, however, the Company believes that the cost of its compliance will not have a material adverse effect on its business, financial condition or results of operations.

Employees and Medical Staff

     As of September 30, 2002, the Company had approximately 23,000 full-time and part-time employees, approximately 600 of whom were covered by three collective bargaining agreements. The Company’s corporate office staff consisted of approximately 100 people at that date. The Company believes that its relations with employees are satisfactory. In general, the staff physicians at the Company’s acute care and psychiatric-only hospitals are not employees of the Company. The physicians may also be staff members of other hospitals. The Company provides physicians with certain services and assistance. The Company does employ approximately 100 physicians, approximately one-half of whom are primary care physicians located at clinics the Company owns and operates. In addition, the Company’s hospitals provide emergency room coverage, radiology, pathology and anesthesiology services by entering into service contracts with physician groups which are generally cancelable on 90 days notice.

Liability Insurance

     Through September 2002, the Company insured for its professional liability risks under a “claims-made” basis policy, whereby each claim is covered up to $1 million per occurrence, subject to a $100,000 deductible (with an annual deductible cap of $6.1 million). Liabilities in excess of these amounts were covered through a combination of limits provided by commercial insurance companies and a self-insurance program.

     Accruals for self-insured professional liability risks are determined using asserted and unasserted claims identified by the Company’s incident reporting system and actuarially determined estimates based on Company and industry historical loss payment patterns and have been discounted to their present value using a discount rate of 6.0%. Although the ultimate settlement of these accruals may vary from these estimates, management believes that the amounts provided in the Company’s consolidated financial statements are adequate. If actual payments of claims exceed projected estimates of claims, the Company’s insurance accruals could be materially adversely affected.

     Effective October 1, 2002, in response to difficulty in obtaining primary insurance from commercial companies at reasonable rates, the Company formed a wholly owned insurance subsidiary in order to self-insure a greater portion of its primary professional and general liability risk. The captive subsidiary reinsures risk up to $1 million per claim and $3 million in the aggregate per hospital, and further acts as an excess insurer for all hospitals in combination with three commercial insurance companies.

     The Company believes that its insurance is adequate in amount and coverage. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will not have to increase its levels of self-insurance.

Available Information

     The Company maintains an internet website located at www.hma-corp.com. The Company makes available through such website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission.

Item 2. Properties

     The Company’s acute care hospitals offer a broad range of medical and surgical services, including inpatient care, intensive and cardiac care, diagnostic services and emergency services that are physician-staffed 24 hours a day, seven days a week. The Company also provides outpatient services such as one-day surgery, laboratory, x-ray, respiratory therapy, cardiology and physical therapy. At certain of the Company’s hospitals, specialty services such as oncology, radiation therapy, CT scanning, MRI imaging, lithotripsy and full-service obstetrics are provided.

     The Company’s psychiatric care operations consist of two psychiatric-only hospitals: one 64-bed and one 70-bed intensive residential treatment hospital.

     The following table presents certain information with respect to the Company’s facilities as of September 30, 2002. For more information regarding the utilization of the Company’s facilities, see Item 1 “Business — Selected Operating Statistics.”

Hospital	Location	Type	Licensed Beds	Owned, Leased or Managed	Acquisition Commencement Date
Paul B. Hall Regional Medical Center	Paintsville,	Acute Care	72	Owned	January 1979
	Kentucky

Williamson Memorial Hospital	Williamson,	Acute Care	76	Owned	June 1979
	West Virginia

Highlands Regional Medical Center	Sebring,	Acute Care	126	Leased	August 1985
	Florida

Lake Norman Regional Medical Center	Mooresville,	Acute Care	105	Owned	January 1986
	North Carolina

Fishermen’s Hospital	Marathon,	Acute Care	58	Leased	August 1986
	Florida

Franklin Regional Medical Center	Louisburg,	Acute Care	70	Owned	August 1986
	North Carolina

Biloxi Regional Medical Center	Biloxi,	Acute Care	153	Leased	September 1986
	Mississippi

Medical Center of Southeastern Oklahoma	Durant,	Acute Care	103	Owned	May 1987
	Oklahoma

Crawford Memorial Hospital	Van Buren,	Acute Care	103	Leased	May 1987
	Arkansas

Sandhills Regional Medical Center	Hamlet,	Acute Care	54	Owned	August 1987
	North Carolina	Psychiatric	10

Upstate Carolina Medical Center	Gaffney,	Acute Care	125	Owned	March 1988
	South Carolina

University Behavioral Center	Orlando,	Psychiatric	70	Owned	January 1989
	Florida

SandyPines	Tequesta,	Psychiatric	64	Owned	January 1990
	Florida

Riverview Regional Medical Center	Gadsden,	Acute Care	281	Owned	July 1991
	Alabama

Heart of Florida Regional Medical Center	Greater Haines	Acute Care	75	Owned	August 1993
	City, Florida

Natchez Community Hospital	Natchez,	Acute Care	101	Owned	September 1993
	Mississippi

14

Hospital	Location	Type	Licensed Beds	Owned, Leased or Managed	Acquisition Commencement Date
Sebastian River Medical Center	Sebastian,	Acute Care	129	Owned	September 1993
	Florida

Charlotte Regional Medical Center	Punta Gorda,	Acute Care	156	Owned	December 1994
	Florida	Psychiatric	52

Carolina Pines Regional Medical Center	Hartsville,	Acute Care	116	Owned	September 1995
	South Carolina

East Georgia Regional Medical Center	Statesboro,	Acute Care	150	Owned	October 1995
	Georgia

Northwest Mississippi Regional	Clarksdale,	Acute Care	175	Leased	January 1996
Medical Center	Mississippi	Skilled Nursing	20

Midwest Regional Medical Center	Midwest City,	Acute Care	197	Leased	June 1996
	Oklahoma	Psychiatric	30
		Skilled Nursing	20

Stringfellow Memorial Hospital	Anniston,	Acute Care	125	Managed	January 1997
	Alabama

Rankin Medical Center	Brandon,	Acute Care	120	Leased	January 1997
	Mississippi	Gero-Psych	14

Southwest Regional Medical Center	Little Rock,	Acute Care	108	Owned	November 1997
	Arkansas	Gero-Psych	17

Riley Hospital	Meridian,	Acute Care	168	Owned	January 1998
	Mississippi	Skilled Nursing	12

River Oaks Hospital	Flowood,	Acute Care	110	Owned	January 1998
	Mississippi

Woman’s Hospital at River Oaks	Flowood,	Acute Care	94	Owned	January 1998
	Mississippi	Skilled Nursing	17

Brooksville Regional Hospital	Brooksville,	Acute Care	91	Leased	June 1998
	Florida

Spring Hill Regional Hospital	Spring Hill,	Acute Care	75	Leased	June 1998
	Florida

Central Mississippi Medical Center	Jackson,	Acute Care	444	Leased	April 1999
	Mississippi	Psychiatric	29

Lower Keys Medical Center	Key West,	Acute Care	112	Leased	May 1999
	Florida	Skilled Nursing	15
		Psychiatric	40

15

Hospital	Location	Type	Licensed Beds	Owned, Leased or Managed	Acquisition Commencement Date
Community Hospital of Lancaster	Lancaster,	Acute Care	154	Owned	July 1999
	Pennsylvania

Lancaster Regional Medical Center	Lancaster,	Acute Care	268	Owned	July 2000
	Pennsylvania

Pasco Regional Medical Center	Dade City,	Acute Care	120	Owned	September 2000
	Florida

Davis Regional Medical Center (1)	Statesville,	Acute Care	149	Owned	October 2000
	North Carolina

Carlisle Regional Medical Center (2)	Carlisle,	Acute Care	200	Leased	June 2001
	Pennsylvania

Lee Regional Medical Center (3)	Pennington Gap,	Acute Care	80	Owned	September 2001
	Virginia

Lehigh Regional Medical Center (4)	Lehigh Acres,	Acute Care	88	Owned	December 2001
	Florida

Jamestown Regional Medical Center (5)	Jamestown,	Acute Care	85	Owned	January 2002
	Tennessee

Medical Center of Mesquite (5) (7)	Mesquite,	Acute Care	176	Owned	January 2002
	Texas

Santa Rosa Medical Center (5)	Milton,	Acute Care	129	Owned	January 2002
	Florida

Mesquite Community Hospital (6) (7)	Mesquite, Texas	Acute Care	172	Owned	May 2002

Total licensed beds owned, leased or managed at September 30, 2002			5,903

(1)	Effective October 1, 2000, the Company acquired Davis Regional Medical Center pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration approximated $55.0 million in cash.

(2)	Effective June 18, 2001 the Company acquired Carlisle Hospital from Carlisle Hospital and Health Services, Inc. pursuant to a Definitive Agreement. The Agreement included the lease of certain real property, the purchase of certain real property and substantially all plant and equipment and working capital of the hospital. The total consideration involved approximately $41.0 million in cash. The Company is obligated to the construction of a replacement hospital, subject to obtaining all required governmental and regulatory approvals.

(3)	Effective September 1, 2001, the Company acquired Lee County Community Hospital pursuant to an Asset Purchase Agreement. The Agreement included the purchase of substantially all property, plant and equipment and working capital of the hospital. The total consideration approximated $18.0 million in cash and the assumption of $3.6 million in liabilities.

16

(4)	Effective December 1, 2001, the Company acquired the assets of East Pointe Hospital. The assets purchased included substantially all of the property, plant and equipment of the hospital. The total consideration approximated $16.5 million in cash.

(5)	On December 31, 2001 (with an effective date of January 1, 2002), the Company acquired four acute care hospitals from Clarent Hospital Corporation pursuant to a Stock Purchase Agreement for approximately $170.0 million in cash. On the same day the Company sold one of these hospitals to a third party for $40.0 million in cash.

(6)	Effective May 1, 2002, the Company acquired Mesquite Community Hospital pursuant to an Asset Purchase Agreement from Manor Care, Inc. The Company purchased 100 percent of the assets of the hospital for $80.0 million using cash on hand and subsequently sold back to Manor Care, Inc. a 20 percent equity interest in such hospital for $16.0 million in cash. As part of the transaction, the Company also sold to Manor Care, Inc. a 20 percent equity interest in the Medical Center of Mesquite (acquired by the Company on December 31, 2001) for $16.0 million in cash.

(7)	The Company owns an 80 percent interest in this hospital pursuant to the transaction described in (6) above.

     As indicated in the table above, the Company currently leases the facilities of Highlands Regional Medical Center, Fishermen’s Hospital, Biloxi Regional Medical Center, Crawford Memorial Hospital, Northwest Mississippi Regional Medical Center, Midwest Regional Medical Center, Rankin Medical Center, Brooksville Regional Hospital/Spring Hill Regional Hospital, Central Mississippi Medical Center, Lower Keys Medical Center and Carlisle Regional Medical Center pursuant to long-term leases expiring in 2025, 2011, 2040, 2027, 2025, 2026, 2026, 2027, 2028, 2040, 2029 and 2006, respectively, which provide the Company with the exclusive right to use and control the hospital operations.

     The Company’s corporate headquarters are located in an office building complex in Naples, Florida, which was purchased by the Company during Fiscal 2002. The Company uses approximately 20 percent of the complex and leases the remaining space.

     The Company believes that all of its facilities are suitable and adequate for its needs. Certain of the Company’s hospitals are subject to mortgages securing various borrowings. See Note 3 of the Notes to the Consolidated Financial Statements in Item 8 hereof.

Item 3. Legal Proceedings

     The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or are unlikely, individually or in the aggregate, to have a material adverse effect on the Company’s financial condition. (See also Item 7 – Critical Accounting Policies, Professional Liability Insurance Claims)

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2002.

Executive Officers of the Registrant

     The following is certain information regarding the executive officers of the Company.

     William J. Schoen, age 67, has served as Chairman of the Board since April 1986. He was first elected a director in February 1983, became President and Chief Operating Officer in December 1983, Co-Chief Executive Officer in December 1985 and Chief Executive Officer in April 1986. He served as President until April 1997 and Chief Executive Officer until January 2001. From 1982 to 1987 Mr. Schoen was Chairman of Commerce National Bank, Naples, Florida, and from 1973 to 1981 he was President, Chief Operating Officer and Chief Executive Officer of The F&M Schaefer Corporation, a consumer products company. From 1971 to 1973, Mr. Schoen was President of the Pierce Glass subsidiary of Indian Head, Inc., a diversified company. Mr. Schoen also serves on the Board of Directors of Horace Mann Insurance Companies.

     Joseph V. Vumbacco, age 57, became Chief Executive Officer of the Company in January 2001. Prior to that and since April 1997, he has been the Company’s President, as well as serving as Chief Administrative Officer and Chief Operating Officer. He joined the Company as an Executive Vice President in January 1996 after 14 years with The Turner Corporation (construction and real estate), most recently as an Executive Vice President. Prior to joining Turner, he served as the Senior Vice President and General Counsel for The F&M Schaefer Corporation, and previously was an attorney with the Manhattan law firm of Mudge, Rose, Guthrie & Alexander. Mr. Vumbacco was elected a director by the Board of Directors in May 2001.

     Timothy R. Parry, age 47, is Senior Vice President and General Counsel of the Company. He joined the Company in February 1996 as a Divisional Vice-President and Assistant General Counsel after 12 years in the law firm of Harter, Secrest & Emery, the last seven years as partner. Prior to joining Harter, Secrest & Emery he was an Assistant Ohio Attorney General for two years and before that a law clerk for the United States District Court for the Southern District of Ohio.

     Robert E. Farnham, age 47, is Senior Vice President and Chief Financial Officer of the Company. He joined the Company in 1985 and served as the Company’s Controller for twelve years before his promotion to Chief Financial Officer in March 2001. Prior to joining the Company, Mr. Farnham, who is a C.P.A., was with Cooper’s & Lybrand, LLP.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The Company completed an initial public offering of its Class A Common Stock on February 5, 1991. The Company’s Class A Common Stock is listed on the New York Stock Exchange under the symbol “HMA”. At December 16, 2002 there were approximately 1,500 record holders of the Company’s Class A Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Company’s Class A Common Stock as listed on the New York Stock Exchange.

	High	Low
Fiscal Year Ended September 30, 2001
First Quarter	$22.75	$17.69
Second Quarter	20.56	13.42
Third Quarter	21.14	15.00
Fourth Quarter	$22.22	$17.95

Fiscal Year Ended September 30, 2002
First Quarter	$21.00	$17.44
Second Quarter	21.00	17.00
Third Quarter	22.99	19.50
Fourth Quarter	$20.75	$16.24

     On October 29, 2002, the Board of Directors initiated a quarterly cash dividend policy and declared its first cash dividend of $0.02 per share of the Company’s common stock payable on December 2, 2002 to stockholders of record at the close of business on November 8, 2002. Prior to the initiation of this quarterly cash dividend policy, the Company had not paid any cash dividends since inception.

     In September 2001, the Board of Directors approved a stock repurchase program to repurchase up to 5,000,000 shares of the Company’s common stock. On January 29, 2002, the Company announced that it had completed the stock repurchase program by purchasing a total of 5,000,000 shares of its common stock at an average purchase price of $19.29 per share.

     In February 2002, the Board of Directors approved a stock repurchase program to repurchase up to 5,000,000 shares of the Company’s common stock. On August 8, 2002, the Company announced that it had completed the stock repurchase program by purchasing a total of 5,000,000 shares of its common stock at an average purchase price of $18.54 per share.

     At September 30, 2002 and 2001, there were approximately 14.5 million shares of common stock reserved for future issuance upon the conversion of the Company’s Convertible Senior Subordinated Debentures due 2020. At September 30, 2002, there were approximately 10.6 million shares of common stock reserved for future issuance upon the conversion of the Company’s Zero-Coupon Convertible Senior Subordinated Notes due 2022 (see Note No. 3(b) of the Notes to Consolidated Financial Statements in Item 8 hereof).

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	19,865,000	$13.33	13,068,000

Equity compensation
plans not approved
by security holders	—	—	—

Total	19,865,000	$13.33	13,068,000

Item 6. Selected Financial Data

     The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in Item 8 hereof.

HEALTH MANAGEMENT ASSOCIATES, INC.
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

	Year ended September 30,
	2002	2001	2000	1999	1998
Net patient service revenue	$2,262,601	$1,879,801	$1,577,767	$1,355,707	$1,138,802
Costs and expenses(1)	1,856,939	1,558,850	1,301,772	1,109,054	913,523
Income before income taxes(2)	405,662	320,951	275,995	246,653	225,279
Net income(2)	246,436	194,978	167,667	149,845	136,844
Net income per share-diluted(2)	$.97	$.76	$.68	$.59	$.54
Weighted average number of shares outstanding-diluted	260,641	264,351	247,277	255,067	255,575
Cash dividends per common share	—	—	—	—	—

At Year End
Working capital	$422,043	$377,144	$317,181	$250,549	$196,578
Total assets	2,364,317	1,941,577	1,772,065	1,527,381	1,106,022
Short-term debt	7,609	6,752	6,523	9,351	8,544
Long-term debt	650,159	428,990	520,151	401,522	134,217
Stockholders’ equity	1,346,752	1,253,649	1,030,066	890,523	756,825
Book value per common share	$5.65	$5.11	$4.24	$3.62	$3.01

     (1) For the year ended September 30, 2002, amount includes minority interests in earnings of consolidated entities.

     (2) As discussed in Note 1 to the consolidated financial statements, in accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective October 1, 2001. The selected financial data summarized for the years ended September 30, 1998 through September 30, 2001 has not been adjusted for the effect of this accounting change.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     Provision for Doubtful Accounts

     The collection of receivables from third party payers and patients is the Company’s primary source of cash and is critical to its operating performance. The primary collection risks relate to uninsured patient accounts and patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. Provisions for doubtful accounts are estimated based primarily upon the age of patients’ account, the patients’ economic ability to pay and the effectiveness of collection efforts. Accounts receivable balances are routinely reviewed in conjunction with historical collection rates and other economic conditions which might ultimately affect the collectibility of patient accounts when considering the adequacy of the amounts recorded as reserves for doubtful accounts. Significant changes in payer mix, business office operations, economic conditions or trends in Federal and state governmental health care coverage could affect the Company’s collection of accounts receivable, cash flows and results of operations.

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

     Income Taxes

     Management must make estimates in recording the Company’s provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. Management believes that future income will enable the Company to realize these benefits in the future and, therefore, has not recorded any valuation allowance against the deferred tax asset.

     The Company operates in multiple states with varying tax laws. The Company is subject to both Federal and state audits of tax returns. The Company’s Federal income tax returns have been examined by the Internal Revenue Service through Fiscal Year 1999, which resulted in no material adjustments. Management must make estimates to determine that tax reserves are adequate to cover any potential audit adjustments.

     Professional Liability Insurance Claims

     Through September 30, 2002, the Company insured for its professional liability risks under a “claims-made” basis policy, whereby each claim is covered up to $1 million per occurrence, subject to a $100,000 deductible (with an annual deductible cap of $6.1 million). Liabilities in excess of these amounts are covered through a combination of limits provided by commercial insurance companies and a self-insurance program.

     Accruals for self-insured professional liability risks are determined using asserted and unasserted claims identified by the Company’s incident reporting system and actuarially determined estimates based on Company and industry historical loss payment patterns and have been discounted to their present value using a discount rate of 6.0%. Although the ultimate settlement of these accruals may vary from these estimates, management believes that the amounts provided in the Company’s consolidated financial statements are adequate. If actual payments of claims exceed projected estimates of claims, the Company’s insurance accruals could be materially adversely affected.

     Effective October 1, 2002, in response to difficulty in obtaining primary insurance from commercial companies at reasonable rates, the Company formed a wholly owned insurance subsidiary in order to self-insure a greater portion of its primary professional and general liability risk. The captive subsidiary reinsures risk up to $1 million per claim and $3 million in the aggregate per hospital, and further acts as an excess insurer for all hospitals in combination with three commercial insurance companies.

Results of Operations

     Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

     Net patient service revenue for Fiscal 2002 was $2,262.6 million, as compared to $1,879.8 million for the fiscal year ended September 30, 2001 (“Fiscal 2001”). This represented an increase in net patient service revenue of $382.8 million, or 20.4%. Hospitals in operation for the entire period of Fiscal 2002 and Fiscal 2001 (“same hospitals”) provided $139.7 million of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases and rate increases. The source of the remaining net increase of $243.1 million included the following: (i) $240.4 million of net patient service revenue from Fiscal 2001 and Fiscal 2002 acquisitions including the June 2001 acquisition of a 200-bed hospital, the September 2001 acquisition of an 80-bed hospital, December 2001 acquisition of an 88-bed hospital, the January 2002 acquisitions of an 85-bed hospital, a 129-bed hospital and a 126-bed hospital, and the May 2002 acquisition of a 172-bed hospital, and (ii) $2.7 million increase in net patient service revenue from psychiatric hospitals and other corporate revenue.

     The Company’s hospitals generated 1,000,480 patient days of service in Fiscal 2002, which produced an overall occupancy rate of 47.9%. During Fiscal 2001 the Company’s hospitals generated 880,624 patient days of service for an overall occupancy rate of 47.2%. Admissions in same hospitals for Fiscal 2002 increased 2.2%, from 184,533 to 188,576.

     The Company’s salaries and benefits, supplies and other expenses and provision for doubtful accounts for Fiscal 2002 were $1,698.0 million, or 75.0% of net patient service revenue, as compared to $1,390.4 million, or 74.0% of net patient service revenue for Fiscal 2001. Of the total $307.6 million increase approximately $94.9 million related to same hospitals, which was largely attributable to increased inpatient and outpatient volumes. Another $199.5 million of increased operating expenses related to the acquisitions mentioned previously. The remaining increase of $13.2 million represented an increase in corporate and miscellaneous other operating expenses. During Fiscal 2002, the Company’s rent expense increased by $6.2 million, which resulted both from acquisitions and the expansion of hospital services.

     During Fiscal 2002, the Company’s depreciation and amortization costs increased by $4.7 million. The increase in depreciation and amortization resulted primarily from the acquisitions mentioned previously, offset by a decrease in amortization expense related to the Company’s adoption of SFAS No. 142 on October 1, 2001. Interest expense decreased $4.4 million due to paydowns on higher interest rate debt and lower interest rates on the remaining overall outstanding debt. The non-cash charge for retirement benefits and write down of assets held for sale during Fiscal 2001 represents: (i) the present value of the future costs of retirement benefits granted to the Company’s chairman pursuant to an employment agreement which became effective January 2, 2001, and (ii) the write down of two hospital assets held for sale in conjunction with their respective replacement.

     The Company’s income before income taxes was $405.7 million for Fiscal 2002 and, excluding the non-recurring charge for retirement benefits and write down of assets held for sale of $17.0 million, the Company’s income before taxes was $338.0 million for Fiscal 2001, an increase of $67.7 million or 20.0%. Including the non-cash charge, income before income taxes was $321.0 million for Fiscal 2001. As noted above, the increased profitability resulted from an increase in same hospital inpatient and outpatient business, rate increases, and from the acquisitions previously mentioned. The Company’s provision for income taxes was $159.2 million for Fiscal 2002 as compared to $126.0 million for Fiscal 2001. These provisions reflect an effective income tax rate of approximately 39.3% for Fiscal 2002 and Fiscal 2001. As a result of the foregoing, the Company’s net income was $246.4 million for Fiscal 2002 and $205.3 million for Fiscal 2001, excluding the non-cash charge, and $195.0 million including such charge.

     Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

     Net patient service revenue for Fiscal 2001 was $1,879.8 million, as compared to $1,577.8 million for the fiscal year ended September 30, 2000 (“Fiscal 2000”). This represented an increase in net patient service revenue of $302.0 million, or 19.1%. Hospitals in operation for the entire period of Fiscal 2001 and Fiscal 2000 (“same hospitals”) provided $134.0 million of the increase in net patient service revenue, which resulted primarily from inpatient and outpatient volume increases. The source of the remaining net increase of $168.0 million included the following: (i) $169.5 million of net patient service revenue from Fiscal 2000 and Fiscal 2001 acquisitions including the July 2000 acquisition of a 268-bed hospital, the October 2000 acquisition of a 149-bed hospital system, the June 2001 acquisition of a 200-bed hospital system and the September 2001 acquisition of a 80-bed hospital, and (ii) $1.5 million decrease in net patient service revenue from psychiatric-only hospitals, due primarily to the closure of one facility as of December 2000.

     The Company’s hospitals generated 880,624 patient days of service in Fiscal 2001, which produced an overall occupancy rate of 47.2%. During Fiscal 2000, the Company’s hospitals generated 791,617 patient days of service for an overall occupancy rate of 46.2%. Admissions in same hospitals for Fiscal 2001 increased 4.8%, from 158,830 to 166,521.

     The Company’s salaries and benefits, supplies and other expenses and provision for doubtful accounts for Fiscal 2001 were $1,390.4 million, or 74.0% of net patient service revenue, as compared to $1,163.8 million, or 73.8% of net patient service revenue for Fiscal 2000. Of the total $226.6 million increase approximately $92.5 million related to same hospitals, which was largely attributable to increased inpatient and outpatient volumes. Another $132.3 million of increased operating expenses related to the acquisitions mentioned previously. The remaining increase of $1.8 million represented an increase in Corporate and miscellaneous other operating expenses offset by a reduction in expenses resulting from the closure of one psychiatric facility as previously noted. The Company’s Fiscal 2001 rent expense increased by $2.7 million, which resulted both from acquisitions and the expansion of hospital services.

     The Company’s depreciation and amortization costs increased by $16.1 million. Approximately $8.0 million of the increase resulted from the acquisitions mentioned above with the remaining increase attributable to two replacement hospitals opened in Fiscal 2000, as well as ongoing building improvements and equipment purchases. Interest expense decreased $5.4 million due to paydowns and lower interest rates on the Company’s Revolving Credit Agreement. The non-cash charge of $17.0 million was for retirement benefits and write down of assets held for sale during Fiscal 2001. This charge related to (1) the present value of the future costs of retirement benefits granted to the Company’s chairman pursuant to an employment agreement which became effective January 2, 2001, and (2) the write down of two hospital assets held for sale subsequent to their respective replacement.

     The Company’s income before income taxes was $321.0 million for Fiscal 2001 as compared to $276.0 million for Fiscal 2000, an increase of $45.0 million or 16.3%. Excluding the non-recurring charge for retirement benefits and write down of assets held for sale of $17.0 million, income before taxes was $338.0 million for Fiscal 2001 as compared to $276.0 million for Fiscal 2000, an increase of $62.0 million or 22.5%. As noted above, the increased profitability resulted from an increase in same hospital inpatient and outpatient business and from the acquisitions previously mentioned. The Company’s provision for income taxes was $126.0 million for Fiscal 2001 as compared to $108.3 million for Fiscal 2000. These provisions reflect an effective income tax rate of 39.25% for Fiscal 2001 and Fiscal 2000. As a result of the foregoing, the Company’s net income was $195.0 million for Fiscal 2001 including the aforementioned charge, and $205.3 million excluding the charge, as compared to $167.7 million for Fiscal 2000.

Liquidity and Capital Resources

     Fiscal 2002 Cash Flows Compared to Fiscal 2001 Cash Flows

     Working capital increased to $422.0 million at September 30, 2002 from $377.1 million at September 30, 2001, resulting primarily from increased business volumes and good management of the Company’s working capital. The Company’s cash flows from operating activities increased by $57.9 million from $296.2 million in Fiscal 2001 to $354.1 million in Fiscal 2002. Improved profitability contributed to the majority of this net increase. The use of the Company’s cash in investing activities increased by $172.2 million from $171.0 million in Fiscal 2001 to $343.2 million in Fiscal 2002, resulting primarily from the acquisitions of five hospitals in Fiscal 2002 compared to two hospital acquisitions in Fiscal 2001. The Company’s cash flows from financing activities increased $113.9 million from $71.4 million used in Fiscal 2001 to $42.5 million provided in Fiscal 2002. The increase is primarily the result of net payments on debt of $93.5 million in Fiscal 2001 versus net proceeds from borrowings of debt of $215.8 million which was offset by $186.4 million used for stock repurchases in Fiscal 2002.

     Fiscal 2001 Cash Flows Compared to Fiscal 2000 Cash Flows

     Working capital increased to $377.1 million at September 30, 2001 from $317.2 million at September 30, 2000, resulting primarily from increased business volumes and good management of the Company’s working capital. The Company’s cash flows from operating activities increased by $116.7 million from $179.5 million in Fiscal 2000 to $296.2 million in Fiscal 2001. Improved profitability contributed to the majority of this net increase. The use of the Company’s cash in investing activities decreased from $250.9 million in Fiscal 2000 to $171.0 million in Fiscal 2001, resulting from smaller outlays of cash for acquisitions and replacement hospitals in Fiscal 2001 compared to Fiscal 2000. The Company’s cash flows from financing activities decreased $146.3 million from $74.9 million provided in Fiscal 2000 to $71.4 million used in Fiscal 2001. The decrease is primarily the result of net proceeds from borrowings of debt of $104.3 million in Fiscal 2000 versus net payments on debt of $93.5 million in Fiscal 2001.

     Capital Resources

     The Company currently has a 5-year $450 million Credit Agreement (the “Credit Agreement”) due November 30, 2004. The Credit Agreement is a term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding amounts become due and payable. The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company’s credit rating. Monthly or quarterly interest payments are required depending on the type of loan chosen by the Company. The interest rate at September 30, 2002 and 2001 was 2.8% and 3.7%, respectively. As of September 30, 2002, there were no amounts outstanding under the Credit Agreement.

     The Company also has a $15 million unsecured revolving credit commitment with a bank. The $15 million credit is a working capital commitment which is tied to the Company’s cash management system, and renews annually on November 1. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank’s prime rate less 1/4%. The interest rate at September 30, 2002 and 2001 was 4.5% and 6.0%, respectively. As of September 30, 2002 and 2001, there were no amounts outstanding under this credit agreement.

     In addition, the Company is obligated to pay certain commitment fees based upon amounts available for borrowing during the terms of the credit agreements described above.

     The credit agreements contain covenants which, without prior consent of the banks, limit certain activities, including those relating to mergers, consolidations and the Company’s ability to secure additional indebtedness, make guarantees, grant security interests and declare dividends. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage. At September 30, 2002, the Company was in compliance with these covenants.

     On August 16, 2000, the Company sold $488.8 million face value of Zero-Coupon Subordinated Convertible Debentures due 2020 (the “Debentures”) for gross proceeds of $287.7 million. The Debentures mature on August 16, 2020 unless converted or redeemed earlier. The Debentures are convertible into the Company’s common stock at a conversion rate of 29.5623 shares of common stock for each $1,000 principal amount of the Debentures (equivalent to a conversion price of $19.9125 per share). Interest on the Debentures is payable semiannually in arrears on August 16 and February 16 of each year at a rate of .25% per year on the principal amount at maturity. The rate of cash interest and accrual of original issue discount represent a yield to maturity of 3% per year calculated from August 16, 2000.

     Holders may require the Company to purchase all or a portion of their Debentures on August 16, 2003, August 16, 2008 and August 16, 2013 for a purchase price per Debenture of $635.88, $724.58 and $827.53, respectively, plus accrued and unpaid interest to each purchase date. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. In addition, upon a change in control of the Company occurring on or before August 16, 2003, each holder may require the Company to repurchase all or a portion of such holder’s Debentures. The Company may redeem all or a portion of the Debentures at any time on or after August 16, 2003. There are approximately 14.5 million shares of common stock reserved for future issuance upon the conversion of the Company’s Debentures.

     On January 28, 2002, the Company sold $330.00 million in face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “Notes”) for gross proceeds of approximately $277.0 million. The Notes are the Company’s general unsecured obligations and are subordinated in right of payment to the Company’s existing and future indebtedness that is not, by its terms, expressly subordinated or pari passu in right of payment to the Notes. The Debentures rank pari passu with the Notes. The Notes mature on January 28, 2022, unless converted or redeemed earlier. Upon the occurrence of certain events, the Notes are convertible into the Company’s common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $26.11 per share). The equivalent number of shares associated with the conversion of the Notes become dilutive (and thus would be included in the Company’s earnings per share calculation) when the Company’s common stock attains a level of $31.33 for at least 20 trading days of the 30 trading days prior to the conversion or the Notes otherwise become convertible. The accrual of the original issue discount represents a yield to maturity of 0.875% per year calculated from January 28, 2002, excluding any contingent interest which could be payable under the terms of the Notes.

     Holders may require the Company to purchase all or a portion of their Notes on January 28, 2005, January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per note of $862.07, $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each purchase date. The Company will pay cash for all Notes so purchased on January 28, 2005. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock for purchases on or after January 28, 2007. In addition, upon a change in control of the Company occurring on or before January 28, 2007, each holder may require the Company to purchase all or a portion of such holder’s Notes. The Company may redeem all or a portion of the Notes at any time on or after January 28, 2007. There are approximately 10.6 million shares of common stock reserved for future issuance upon the conversion of the Notes.

     Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which will continue to limit payment increases under these programs. However, the Company believes that these continued changes will not have a material adverse effect on the Company’s future revenue or liquidity. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion which may further affect payments made under those programs, and the Federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities, either of which could have a material adverse effect on the Company’s future revenue and liquidity. Additionally, any future restructuring of the financing and delivery of health care in the United States and the continued rise in managed care programs could have an effect on the Company’s future revenue and liquidity. See Item 1 “Sources of Revenue” and “Regulation and Other Factors.”

     Capital Expenditures

     Effective December 1, 2001, the Company acquired the assets of East Pointe Hospital. The assets purchased included substantially all of the property, plant and equipment of the hospital. The total consideration approximated $16.5 million in cash.

     On December 31, 2001 (with an effective date of January 1, 2002), the Company acquired four acute care hospitals from Clarent Hospital Corporation pursuant to a Stock Purchase Agreement for approximately $170.0 million in cash. On the same day the Company sold one of these hospitals to a third party for $40.0 million in cash.

     Effective May 1, 2002, the Company acquired Mesquite Community Hospital pursuant to an Asset Purchase Agreement from Manor Care, Inc. The Company purchased 100 percent of the assets of the hospital for $80.0 million using cash on hand and subsequently sold back to Manor Care, Inc. a 20 percent equity interest in such hospital for $16.0 million in cash. As part of the transaction, the Company also sold to Manor Care, Inc. a 20 percent equity interest in the Medical Center of Mesquite (acquired by the Company on December 31, 2001) for $16.0 million in cash.

     The Company financed the above acquisitions through a combination of cash on hand and borrowings under its Credit Agreement.

     In September 2001, the Board of Directors approved a stock repurchase program to repurchase up to 5,000,000 shares of the Company’s common stock. On January 29, 2002, the Company announced that it had completed the stock repurchase program by purchasing a total of 5,000,000 shares of its common stock at an average price of $19.29 per share. The Company used cash on hand for these purchases.

     In February 2002, the Board of Directors approved a stock repurchase program to repurchase up to 5,000,000 shares of the Company’s common stock. On August 8, 2002, the Company announced that it had completed the stock repurchase program by purchasing a total of 5,000,000 shares of its common stock at an average purchase price of $18.54 per share. The Company used cash on hand for these purchases.

     On August 1, 2002, the Company purchased an office complex in Naples, Florida consisting of two commercial office buildings, including the one that houses the Company’s corporate headquarters. The Company paid $25.8 million for the office complex, consisting of $5.8 million in cash and $20.0 million financed using a 5-year note bearing interest at LIBOR rate plus .75%.

     The Company currently has a number of hospital renovation/expansion projects underway. None of these projects are individually significant nor do they represent a significant commitment in total to the Company. In addition, the Company plans to replace three of its existing hospitals and build one new hospital over the next four years. Regulatory approval to begin construction on one replacement facility has been granted while the remaining planned projects are awaiting regulatory approval by the appropriate agencies. Included in these planned projects is the Company’s obligation to construct a new facility at its Carlisle, Pennsylvania location.

     The Company anticipates spending between approximately $120 and $125 million for capital equipment and renovations during the fiscal year ending September 30, 2003 (“Fiscal 2003”). At the present time, cash on hand, internally generated funds in Fiscal 2003, and funds available under the Credit Agreement are expected to be sufficient to satisfy the Company’s requirements for capital expenditures, future acquisitions and working capital in Fiscal 2003.

Impact of Seasonality and Inflation

     The Company’s business is seasonal, with higher patient volumes and net patient service revenue in the second and third quarters of the Company’s fiscal year. This seasonality occurs because more people become ill during the winter months, which results in significant increases in the number of patients treated in the Company’s hospitals during those months.

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

Forward-Looking Statements

     Certain statements contained in this Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “plans,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; demographic changes; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payment levels; liability and other claims asserted against the Company; competition; the loss of any significant ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund additional acquisitions or replacement facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rates

     The Company is exposed to interest rates, primarily as a result of its $450 million Credit Agreement with a floating interest rate (see financial statement note No. 3). The Company is currently not using derivative instruments to alter the interest rate characteristics of the Company’s variable rate long term debt. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity dates. At September 30, 2002 the fair value of the Company’s fixed rate debt was $679.6 million, while the carrying value was approximately $638.3 million. At September 30, 2002 the fair value of the Company’s variable rate debt was $19.5 million, while the carrying value was approximately $19.5 million.

	2003	2004	2005	2006	2007	Thereafter	Total
	(in millions, except interest rates)
Long term debt:

Fixed rate long-term debt	$5.6	$6.1	$5.7	$4.7	$3.4	$30.8	$56.3
Average interest rates	7.8%	7.8%	7.7%	7.6%	7.5%	7.5%	7.6%

Fixed rate convertible long-term debt	—	—	—	—	—	$582.0	$582.0
Average interest rate						2.0%	2.0%

Variable rate long-term debt	$2.0	$2.0	$2.0	$2.0	$11.5	—	$19.5
Average interest rate	*	*	*	*	*		*

     * The interest rate is LIBOR plus 0.75 percent. The interest rate on the outstanding balance at September 30, 2002 was 2.6%.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Health Management Associates, Inc.

     We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. and subsidiaries at September 30, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the excess of cost over acquired net assets during the year ended September 30, 2002.

Ernst & Young LLP

Tampa, Florida
October 23, 2002

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended September 30,
	2002	2001	2000
	(in thousands, except per share data)

Net patient service revenue	$2,262,601	$1,879,801	$1,577,767

Costs and expenses:
Salaries and benefits	874,729	710,535	569,112
Supplies and other	650,852	535,926	458,817
Provision for doubtful accounts	172,430	143,923	135,862
Depreciation and amortization	95,328	90,646	74,499
Rent expense	47,048	40,850	38,118
Interest, net	15,543	19,970	25,364
Non-cash charge for retirement benefits and write down of assets held for sale	—	17,000	—

Total costs and expenses	1,855,930	1,558,850	1,301,772

Income before minority interests and income taxes	406,671	320,951	275,995
Minority interests in earnings of consolidated entities	1,009	—	—

Income before income taxes	405,662	320,951	275,995

Provision for income taxes	159,226	125,973	108,328

Net income	$246,436	$194,978	$167,667

Net income per share:
Basic	$1.02	$.80	$.69

Diluted	$.97	$.76	$.68

Weighted average number of shares outstanding:
Basic	241,298	244,425	241,946

Diluted	260,641	264,351	247,277

See accompanying notes. 31

HEALTH MANAGEMENT ASSOCIATES, INC. CONSOLIDATED BALANCE SHEETS (in thousands)

	September 30,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$123,736	$70,263
Accounts receivable, less allowances for doubtful
accounts of $138,616 and $116,785 at September
30, 2002 and 2001, respectively	418,264	350,941
Accounts receivable - other	36,163	29,195
Supplies, at cost	59,412	50,113
Prepaid expenses and other assets	19,622	19,026
Funds held by trustee	2,628	1,892
Deferred income taxes	35,961	43,801

Total current assets	695,786	565,231

Property, plant and equipment:
Land and improvements	78,879	53,582
Buildings and improvements	964,100	824,363
Leaseholds	104,672	103,272
Equipment	518,129	435,903
Construction in progress	57,563	36,783

	1,723,343	1,453,903

Less: accumulated depreciation and amortization	(441,561)	(364,490)

Net property, plant and equipment	1,281,782	1,089,413

Funds held by trustee	1,450	1,791

Excess of cost over acquired net assets, net	335,313	251,315
Deferred charges and other assets	49,986	33,827

	$2,364,317	$1,941,577

See accompanying notes. 32

HEALTH MANAGEMENT ASSOCIATES, INC. CONSOLIDATED BALANCE SHEETS (in thousands)

	September 30,
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$132,228	$91,862
Accrued payroll and related taxes	39,397	31,942
Accrued expenses and other liabilities	61,381	41,675
Due to third party payors	21,900	14,500
Income taxes - currently payable	11,228	1,356
Current maturities of long-term debt	7,609	6,752

Total current liabilities	273,743	188,087

Deferred income taxes	17,861	34,286
Other long-term liabilities	42,793	36,565
Long-term debt	650,159	428,990

Minority interests in consolidated entities	33,009	—

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares
authorized	—	—
Common stock, Class A, $.01 par value, 750,000
shares authorized, 261,067 and 258,074
shares issued September 30, 2002
and 2001, respectively	2,611	2,581
Additional paid-in-capital	373,214	340,192
Retained earnings	1,271,583	1,025,147

	1,647,408	1,367,920
Less: treasury stock, 22,500 and 12,639 shares at
September 30, 2002 and 2001, respectively	(300,656)	(114,271)

Total stockholders’ equity	1,346,752	1,253,649

	$2,364,317	$1,941,577

See accompanying notes. 33

HEALTH MANAGEMENT ASSOCIATES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Years ended September 30, 2002, 2001 and 2000 (in thousands)

	Common Stock		Additional
	Shares	Par Value	Paid-in Capital	Retained Earnings	Treasury Stock

Balance at September 30, 1999	253,405	$2,534	$294,579	$662,502	$(69,092)

Exercise of stock options	1,952	20	11,611	—	—
Income tax benefit from exercise of stock options	—	—	2,644	—	—
Purchase of treasury stock, at cost	—	—	—	—	(42,399)
Net income	—	—	—	167,667	—

Balance at September 30, 2000	255,357	2,554	308,834	830,169	(111,491)

Exercise of stock options	2,717	27	25,245	—	—
Income tax benefit from exercise of stock options	—	—	6,113	—	—
Purchase of treasury stock, at cost	—	—	—	—	(2,780)
Net income	—	—	—	194,978	—

Balance at September 30, 2001	258,074	2,581	340,192	1,025,147	(114,271)

Exercise of stock options	2,993	30	14,629	—	—
Income tax benefit from exercise of stock options	—	—	18,393	—	—
Purchase of treasury stock, at cost	—	—	—	—	(186,385)
Net income	—	—	—	246,436	—

Balance at September 30, 2002	261,067	$2,611	$373,214	$1,271,583	$(300,656)

See accompanying notes. 34

HEALTH MANAGEMENT ASSOCIATES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands

	Year ended September 30,
	2002	2001	2000
Cash flows from operating activities:
Net income	$246,436	$194,978	$167,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,328	90,646	74,499
Provision for doubtful accounts	172,430	143,923	135,862
Loss (gain) on sale of fixed assets	62	(6)	85
Change in deferred income taxes	(8,585)	(6,600)	(4,979)
Charges for retirement benefits and write down of assets held for sale	—	17,000	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(209,972)	(149,288)	(160,239)
Supplies	(4,656)	(9,993)	(4,802)
Prepaid expenses and other assets	479	(257)	(9,146)
Deferred charges and other assets	(1,035)	(6,018)	(10,426)
Accounts payable	29,746	13,315	4,632
Accrued expenses and other liabilities	7,915	2,053	1,785
Income taxes — currently payable	28,260	5,347	(15,512)
Other long-term liabilities	(2,272)	1,055	115

Net cash provided by operating activities	354,136	296,155	179,541

Cash flows from investing activities:
Acquisition of facilities, net of cash acquired and purchase price adjustments	(300,179)	(100,894)	(130,402)
Additions to property, plant and equipment	(116,047)	(73,473)	(120,704)
Proceeds from sale of property, plant and equipment	41,074	3,357	207
Proceeds from sale of minority interests in consolidated entities	32,000	—	—

Net cash used in investing activities	$(343,152)	$(171,010)	$(250,899)

See accompanying notes. 35

HEALTH MANAGEMENT ASSOCIATES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)

	Year ended September 30,
	2002	2001	2000
Cash flows from financing activities:
Proceeds from long-term borrowings	$479,314	$35,591	$447,117
Principal payments on debt	(263,482)	(129,098)	(342,774)
Purchase of treasury stock, at cost	(186,385)	(2,780)	(42,399)
Proceeds from issuance of common stock	14,659	25,272	11,631
Payment of interest on debentures	(1,222)	(1,222)	—
(Decrease) increase in funds held by trustee	(395)	884	1,328

Net cash provided by (used in) financing activities	42,489	(71,353)	74,903

Net increase in cash and cash equivalents	53,473	53,792	3,545
Cash and cash equivalents at beginning of year	70,263	16,471	12,926

Cash and cash equivalents at end of year	$123,736	$70,263	$16,471

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired (including cash)	$292,456	$63,049	$136,649
Consideration: Cash paid	291,435	59,436	130,402

Liabilities assumed	$1,021	$3,613	$6,247

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

1. Business and summary of significant accounting policies

     Health Management Associates, Inc. (the “Company”), through its subsidiary companies, substantially all of which are wholly-owned, provides health care services to patients in owned and leased facilities primarily in the southeast and southwest United States. The Company consistently applies the following significant accounting policies:

     a. Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company exercises control. All significant intercompany accounts and transactions have been eliminated.

     b. Cash equivalents

     The Company considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. The Company’s cash equivalents consist principally of investment grade instruments.

     c. Property, plant and equipment

     Property, plant and equipment are carried at cost and include major expenditures which increase their values or extend their useful lives. Depreciation and amortization are computed using the straight line method based on estimated useful lives. Estimated useful lives for buildings and improvements range from twenty to forty years and for equipment range from three to ten years. Leaseholds are amortized on a straight-line basis over the terms of the respective leases. Depreciation expense was $91.9 million, $77.3 million and $63.7 million for the years ended September 30, 2002, 2001 and 2000, respectively.

     d. Excess of cost over acquired net assets, net and deferred charges and other assets

     Prior to October 1, 2001, excess of cost over acquired net assets (goodwill) had been amortized on a straight-line basis over lives ranging from three to twenty-five years. As of October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The transition provisions of SFAS No. 142 require the completion of a transitional impairment test within six months of adoption of SFAS No. 142. The Company completed the required transitional impairment test in March 2002, which resulted in no goodwill impairment.

     Deferred charges and other assets consist principally of deferred financing costs and certain non-productive assets held for sale. The financing costs are being amortized over the life of the related debt. The accumulated amortization of deferred financing costs was $4.5 million and $3.7 million at September 30, 2002 and 2001, respectively.

     Certain long-lived assets may become impaired, requiring a writedown of the assets to their estimated fair values. The Company periodically reviews future cash flows related to these assets, and if necessary, will reduce such assets to their estimated fair values.

     e. Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     f. Net patient service revenue and accounts receivable

     Approximately 59%, 59% and 60% of gross patient service charges for the years ended September 30, 2002, 2001 and 2000, respectively, relates to services rendered to patients covered by the Medicare and Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. Provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment/reimbursement (either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit, and provision is currently made for adjustments which may result. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is a possibility that recorded estimates may change in the future. Revenues and receivables from government programs are significant to the Company’s operations, but the Company does not believe that there are significant credit risks associated with these government programs.

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

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and summary of significant accounting policies (continued)

     Net patient service revenue is presented net of provisions for contractual adjustments and other allowances of $4.121 billion, $2.981 billion and $2.195 billion in 2002, 2001 and 2000, respectively, in the accompanying consolidated statements of income. In the ordinary course of business, the Company renders services in its facilities to patients who are financially unable to pay for their hospital care. The value of these services to patients who are unable to pay is not material to the Company’s consolidated results of operations.

     g. Provision for doubtful accounts

     The collection of receivables from third party payers and patients is the Company’s primary source of cash and is critical to its operating performance. The primary collection risks relate to uninsured patient accounts and patient accounts for which the primary insurance payer has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. Provisions for doubtful accounts are estimated based primarily upon the age of the patients’ account, the patients’ economic ability to pay and the effectiveness of collection efforts. Accounts receivable balances are routinely reviewed in conjunction with historical collection rates and other economic conditions which might ultimately affect the collectibility of patient accounts when considering the adequacy of the amounts recorded as allowances for doubtful accounts. Significant changes in payer mix, business office operations, economic conditions or trends in Federal and state governmental health care coverage could affect the Company’s collection of accounts receivable, cash flows and results of operations.

     h. Professional liability insurance claims

     The Company insures for its professional liability risks under a “claims-made” basis policy. Each claim is covered up to $1 million per occurrence, subject to a $100,000 deductible the Company must pay (with an annual deductible cap of $6.1 million). Liabilities in excess of these amounts are covered through a combination of limits provided by commercial insurance companies and a self-insurance program. (see Note 9)

     Estimates for self-insured professional liability risks are determined by management using the Company’s incident reporting system and actuarially determined amounts. The estimates are continually reviewed and adjustments recorded as experience develops and/or new information becomes available. Actual results could vary from those estimates recorded.

     i. Minority interests in consolidated entities

     The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities controlled by the Company. Accordingly, the Company has recorded minority interests in the earnings and equity of such entities.

     j. Income taxes

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse (see Note 5). Management must make estimates in recording the Company’s provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowance that might be required against the deferred tax asset. Management believes that future income will enable the Company to realize these benefits in the future; therefore, the Company has not recorded a valuation allowance against the deferred tax asset.

     The Company operates in multiple states with varying tax laws. The Company is subject to both Federal and state audits of tax returns. Management must make estimates to determine that tax reserves are adequate to cover any potential audit adjustments. Actual results of those audits, if any, could vary from the estimates recorded by management.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and summary of significant accounting policies (continued)

     k. Earnings per share

     Earnings per share is based on the weighted average number of common and common equivalent shares (stock options and convertible debt) outstanding during the periods presented (see Note 7).

     l. Segment reporting

     The Company’s business of providing health care services to patients in owned and leased facilities comprises a single reportable operating segment under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

     m. Reclassifications

     Certain amounts have been reclassified in prior years to conform with the current year presentation.

     n. Recent Accounting Pronouncements

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective October 1, 2001. During the years ended September 30, 2001 and 2000, the Company recorded $9.2 million and $7.8 million of goodwill amortization expense which reduced earnings by approximately $5.5 million and $4.7 million (net of tax expense of approximately $3.7 million and $3.1 million), or approximately $0.02 per share on a diluted basis for 2001 and 2000, respectively.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 as of October 1, 2002 and does not expect the adoption will have a significant impact on the Company’s financial position or results of operations.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions and dispositions

     During 2002, the Company acquired certain assets of two hospitals and the stock of three hospitals through purchase agreements for $226.2 million in cash and the assumption of $1.0 million in liabilities. During 2001, the Company acquired certain assets of two hospitals through purchase agreements for $59.4 million in cash and the assumption of $3.6 million in liabilities. During 2000, the Company acquired certain assets of three hospitals (one at September 30, 2000) through purchase agreements for $130.4 million in cash and the assumption of $6.2 million in liabilities. The foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price has been determined by the Company based upon available information and is subject to further refinement.

     As part of a group purchase of four hospitals during 2002, the Company acquired one acute-care hospital and sold it on the same day for $40.0 million in cash.

     The operating results of the foregoing hospitals have been included in the accompanying consolidated statements of income from the respective dates of acquisition. The following unaudited pro forma combined summary of operations of the Company for each of the years in the three year period ended September 30, 2002 give effect to the operation of the hospitals purchased in 2002, 2001 and 2000 as if the acquisitions had occurred as of October 1, 2000, 1999 and 1998, respectively:

	2002	2001	2000
	(in millions, except per share data)

Net patient service revenue	$2,403.0	$2,139.9	$1,963.7
Net income	$253.0	$192.8	$164.6
Net income per share - Basic	$1.05	$.79	$.67
Net income per share - Diluted	$.99	$.75	$.64

The changes in the carrying amount of goodwill for the year ended September 30, 2002 are as follows:

Balance at September 30, 2001	$251,315
Goodwill acquired during the year	92,061
Impairment losses	—
Goodwill written off related to disposals	—
Other	(8,063)

Balance at September 30, 2002	$335,313

HEALTH MANAGEMENT ASSOCIATES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-term debt

The Company’s long-term debt consists of the following:

	September 30,
	2002	2001
	(in thousands)

Revolving Credit Agreements (a)	$—	$45,000
Zero-Coupon Subordinated Convertible Debentures due 2020 at 3%, net of discount of $184.9 and $192.6 million at September 30, 2002 and 2001, respectively(b)	303,274	295,864
Zero-Coupon Convertible Senior Subordinated Notes due 2022 at 0.875%, net of discount of $51.2 million at September 30, 2002(b)	278,757	—
Mortgage notes, secured by real and personal property (c)	10,417	50,486
Various mortgage and installment notes and debentures, some secured by equipment, at interest rates ranging from 6% to prime plus 1%, payable through 2009	28,368	9,939
Industrial Revenue Bond Issue	5,190	5,580
Capitalized lease obligations (see Note 4)	31,762	28,873

	657,768	435,742
Less current maturities	7,609	6,752

	$650,159	$428,990

     a. Revolving Credit Agreements

     The Company currently has a 5-year $450 million Credit Agreement (the “Credit Agreement”) due November 30, 2004. The Credit Agreement is a term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding amounts become due and payable. The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company’s credit rating. Monthly or quarterly interest payments are required depending on the type of loan chosen by the Company. The interest rate at September 30, 2002 and 2001 was 2.8% and 3.7%, respectively. As of September 30, 2002, there were no amounts outstanding under the Credit Agreement.

     The Company also has a $15 million unsecured revolving credit commitment with a bank. The $15 million credit commitment is a working capital commitment which is tied to the Company’s cash management system, and renews annually on November 1. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank’s prime rate less .25%. The interest rate at September 30, 2002 and 2001 was 4.5% and 6.0%, respectively. As of September 30, 2002 and 2001, there were no amounts outstanding under this credit commitment.

     In addition, the Company is obligated to pay certain commitment fees based upon amounts available for borrowing during the terms of the credit agreements described above.

     The credit agreements contain covenants which, without prior consent of the banks, limit certain activities, including those relating to mergers, consolidations and the Company’s ability to secure additional indebtedness, make guarantees, grant security interests and declare dividends. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage. At September 30, 2002, the Company was in compliance with these covenants.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-term debt (Continued)

     b. Subordinated Convertible Debentures and Notes

     On August 16, 2000, the Company sold $488.8 million face value of Zero-Coupon Subordinated Convertible Debentures due 2020 (the “Debentures”) for gross proceeds of $287.7 million. The Debentures mature on August 16, 2020 unless converted or redeemed earlier. The Debentures are convertible into the Company’s common stock at a conversion rate of 29.5623 shares of common stock for each $1,000 principal amount of the Debentures (equivalent to a conversion price of $19.9125 per share). Interest on the Debentures is payable semiannually in arrears on August 16 and February 16 of each year at a rate of .25% per year on the principal amount at maturity. The rate of cash interest and accrual of original issue discount represent a yield to maturity of 3% per year calculated from August 16, 2000.

     Holders may require the Company to purchase all or a portion of their Debentures on August 16, 2003, August 16, 2008 and August 16, 2013 for a purchase price per Debenture of $635.88, $724.58 and $827.53, respectively, plus accrued and unpaid interest to each purchase date. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. In addition, upon a change in control of the Company occurring on or before August 16, 2003, each holder may require the Company to repurchase all or a portion of such holder’s Debentures. The Company may redeem all or a portion of the Debentures at any time on or after August 16, 2003.

     On January 28, 2002, the Company sold $330.00 million in face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “Notes”) for gross proceeds of approximately $277.0 million. The Notes are the Company’s general unsecured obligations and are subordinated in right of payment to the Company’s existing and future indebtedness that is not, by its terms, expressly subordinated or pari passu in right of payment to the Notes. The Debentures rank pari passu with the Notes. The Notes mature on January 28, 2022, unless converted or redeemed earlier. Upon the occurrence of certain events, the Notes are convertible into the Company’s common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $26.11 per share). The equivalent number of shares associated with the conversion of the Notes become dilutive (and thus would be included in the Company’s earnings per share calculation) when the Company’s common stock attains a level of $31.33 for at least 20 trading days of the 30 trading days prior to the conversion or the Notes otherwise become convertible. The accrual of the original issue discount represents a yield to maturity of 0.875% per year calculated from January 28, 2002, excluding any contingent interest which could be payable under the terms of the Notes.

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

     c. Mortgage Notes

     The Company has four mortgage notes at September 30, 2002 and six mortgage notes at September 30, 2001 which are secured by all the real and personal property related to facilities with a net book value of $64.5 million and $96.3 million at September 30, 2002 and 2001, respectively. The notes are payable in various installments with maturity dates ranging from 2002 through 2007 and carry interest rates ranging from prime (4.75% and 6.0% at September 30, 2002 and 2001, respectively) to 11.5%.

     As of September 30, 2002 and 2001, the quoted market price for the Debentures was approximately $335.4 million and $340.3 million, respectively. As of September 30, 2002, the quoted market price for the Notes was approximately $287.9 million. The fair value of the other debt included above, based on available market information, approximates its carrying value.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-term debt (Continued)

     Maturities of long-term debt and capital leases for the next five fiscal years and thereafter, are as follows (in thousands):

2003	$7,609
2004	8,100
2005	7,708
2006	6,742
2007	14,936
Thereafter	$612,673

     The Company paid interest of $7.4 million, $14.9 million and $31.1 million for the years ended September 30, 2002, 2001 and 2000, respectively. There was no capitalized interest for the years ended September 30, 2002 and 2001. Capitalized interest totaled $3.1 million for the year ended September 30, 2000.

4. Leases

     The Company leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Future minimum operating and capital lease payments, including amounts relating to leased hospitals, are as follows at September 30, 2002 (in thousands):

	Operating		Capital
September 30,	Real Property	Equipment	Real Property and Equipment	Total
2003	$6,469	$21,310	$5,839	$33,618
2004	5,800	16,674	5,714	28,188
2005	5,432	12,674	5,134	23,240
2006	4,589	8,439	4,247	17,275
2007	3,869	3,550	3,048	10,467
Thereafter	19,479	1,259	35,649	56,387

Total minimum payments	$45,638	$63,906	59,631	$169,175

Less amounts representing interest			27,869

Present value of minimum lease payments			$31,762

The following summarizes amounts related to assets leased by the Company under capital leases (in thousands):

	September 30,
	2002	2001
Cost	$76,819	$71,870
Less accumulated amortization	(16,729)	(17,191)

Net book value	$60,090	$54,679

     The Company entered into capitalized leases for equipment of $8.7 million, $4.0 million and $.2 million for the years ended September 30, 2002, 2001 and 2000, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes

     The significant components of the provision for income taxes are as follows (in thousands):

	Year ended September 30,
	2002	2001	2000
Federal:
Current	$144,017	$114,109	$96,713
Deferred	(11,322)	(6,731)	(3,439)

Total Federal	132,695	107,378	93,274
State:
Current	28,794	19,823	16,594
Deferred	(2,263)	(1,228)	(1,540)

Total State	26,531	18,595	15,054

Total	$159,226	$125,973	$108,328

An analysis of the Company’s effective income tax rates is as follows:

	Year ended September 30,
	2002		2001		2000
Statutory income tax rate	$141,982	35.0%	$112,333	35.0%	$96,598	35.0%

State income taxes, net of Federal benefit	15,824	3.9	12,628	3.9	10,797	3.9

Other items (each less than 5% of computed tax)	1,420.4		1,012.4		933.4

Total	$159,226	39.3%	$125,973	39.3%	$108,328	39.3%

The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred income tax assets and liabilities are comprised of the following:

	September 30,
	2002	2001
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$27,417	$24,082
Accrued liabilities	14,645	10,524
Self insurance liability risks	17,505	6,519
Other	3,606	2,676

	63,173	43,801
Less: Valuation allowance	—	—

Net deferred income tax assets	63,173	43,801

Deferred income tax liabilities:
Depreciable assets	(38,441)	(32,124)
Accrued liabilities and other	(6,632)	(2,162)

Net deferred income tax asset	$18,100	$9,515

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income taxes (continued)

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is not necessary as of September 30, 2002 and 2001, respectively.

     Income taxes paid (net of refunds) amounted to $139.7 million, $126.1 million, and $123.6 million for the years ended September 30, 2002, 2001 and 2000, respectively.

6. Retirement plans

     The Company has a defined contribution retirement plan which covers substantially all eligible employees at its hospitals and the corporate office. This plan includes a provision for the Company to match a portion of employee contributions. Total retirement program expense under this plan was $6.0 million, $4.5 million and $4.0 million for the years ended September 30, 2002, 2001 and 2000 respectively.

     In addition, the Company maintains a supplemental retirement plan for certain Company executives which provides for predetermined annual payments to these executives after the attainment of age 62, if still employed by the Company at that time. These payments generally continue for the remainder of the executive’s life (see Note 10).

7. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year ended September 30,
	2002	2001	2000
Numerator:
Numerator for basic earnings per share - net income	$246,436	$194,978	$167,667
Effect of convertible debt	5,419	5,346	655

Numerator for diluted earnings per share	$251,855	$200,324	$168,322

Denominator:
Denominator for basic earnings per share-weighted average shares	241,298	244,425	241,946
Effect of dilutive securities:
Employee stock options	4,894	5,477	3,550
Convertible debt	14,449	14,449	1,781

Denominator for diluted earnings per share	260,641	264,351	247,277

Basic earnings per share	$1.02	$.80	$.69

Diluted earnings per share	$.97	$.76	$.68

     Outstanding options to purchase 2.8 million, 1.2 million, and 1.4 million shares of the Company’s common stock were not included in the computation of earnings per share for the years ended September 30, 2002, 2001, and 2000, respectively, because the options’ exercise prices were greater than the average market price of the Company’s common stock.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders’ equity

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma disclosure of alternative fair value accounting is then required under SFAS No. 123, Accounting for Stock-Based Compensation, utilizing an option valuation model.

     The Company has a 1991 Stock Option Plan, a 1993 Stock Option Plan and a 1996 Executive Incentive Compensation Plan for the granting of options to key employees of the Company. All options granted have 10 year terms and vest and become fully exercisable at the end of either 3 or 4 years of continued employment.

     Pertinent information covering the plans is summarized below:

	Shares	Price Range	Weighted Average Price
	(in thousands)

Balance at September 30, 1999	20,238	$1.24 - $21.63	$10.30

Granted	3,807	12.13 - 14.69	12.14
Exercised	(1,809)	1.24 - 13.00	5.97
Terminated	(403)	10.33 - 21.63	16.14

Balance at September 30, 2000	21,833	1.24 - 21.63	10.87
Granted	2,804	16.60 - 21.25	16.62
Exercised	(2,553)	1.24 - 13.00	9.99
Terminated	(1,506)	12.13 - 21.63	13.38

Balance at September 30, 2001	20,578	2.07 - 21.63	11.59
Granted	1,808	19.10 - 19.95	19.93
Exercised	(2,847)	2.07 - 19.63	4.41
Terminated	(320)	8.25 - 21.63	18.17

Balance at September 30, 2002	19,219	$2.07 - $21.63	$13.33

Exercisable at September 30, 2002	14,073

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.07 - $ 8.33	2,419,000	2.8	$5.24	2,366,000	$5.18
$10.33 - $13.00	11,298,000	5.7	$12.47	10,010,000	$12.49
$14.50 - $21.63	5,502,000	8.4	$18.66	1,697,000	$19.76

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders’ equity (continued)

     Pro forma information regarding net income and earnings per share is required by SFAS No.123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method of SFAS No.123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rate of 4.60%, 5.51%, and 6.56%; no dividend yields; volatility factor of the expected market price of the Company’s common stock of .536, .489 and .486; and weighted average expected lives of the options of 5, 7 and 7 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	2002	2001	2000
Pro forma net income	$235,261	$184,537	$156,702
Pro forma earnings per share:
Basic	$.97	$.75	$.65
Diluted	$.93	$.72	$.64

     At September 30, 2002, there were approximately 13.1 million shares of common stock reserved for future issuance under the plans. In addition, the Company has granted options for shares of Class A Common Stock to seven non-employee directors. At September 30, 2002, there were approximately 196,000 options outstanding at $4.49 to $21.63 per share, expiring in 2004 through 2012.

     The Company also has a Stock Incentive Plan for corporate officers and management staff. This plan provides for the awarding of additional compensation to key personnel in the form of Company stock. The stock will be issued to the grantee four years after the date of grant, provided the individual is still an employee of the Company. At September 30, 2002, there were approximately 450,000 shares reserved under the plan, for which the Company has recorded $2.9 million, $2.0 million and $1.5 million of compensation expense for the years ended September 30, 2002, 2001 and 2000, respectively.

     In September 1999, the Board of Directors approved a stock repurchase program of up to 25 million shares of common stock. On October 14, 1999 the Company executed a share repurchase agreement with an independent third party, whereby the third party agreed to “sell short” 5 million shares of the Company’s common stock to the Company. As of October 19, 1999 the 5 million shares were delivered to the Company and became treasury stock. From October 15, 1999 to December 15, 1999, a period of 60 days, the third party covered the “short sale” by buying shares on the open market. On December 15, 1999 the Company reimbursed the third party $42,399,000, which represented the cost of the common stock purchased plus a commission plus interest (at LIBOR) on the outstanding balance of funds used to purchase the common stock.

     In September 2001, the Board of Directors approved a stock repurchase program to repurchase up to 5,000,000 shares of the Company’s common stock. On January 29, 2002, the Company announced that it had completed the stock repurchase program by purchasing a total of 5,000,000 shares of its common stock at an average purchase price of $19.29 per share.

     In February 2002, the Board of Directors approved a stock repurchase program to repurchase up to 5,000,000 shares of the Company’s common stock. On August 8, 2002, the Company announced that it had completed the stock repurchase program by purchasing a total of 5,000,000 shares at an average purchase price of $18.54 per share.

     At September 30, 2002 and 2001, there were approximately 14.5 million shares of common stock reserved for future issuance upon the conversion of the Company’s Debentures. At September 30, 2002, there were approximately 10.6 million shares of common stock reserved for future issuance upon the conversion of the Company’s Notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Professional liability risks

     Through September 30, 2002, the Company insured for its professional liability risks under a “claims-made” basis policy, whereby each claim is covered up to $1 million per occurrence, subject to a $100,000 deductible (with an annual deductible cap of $6.1 million). Liabilities in excess of these amounts are covered through a combination of limits provided by commercial insurance companies and a self-insurance program.

     Accruals for self-insured professional liability risks are determined using asserted and unasserted claims identified by the Company’s incident reporting system and actuarially determined estimates based on Company and industry historical loss payment patterns and have been discounted to their present value using a discount rate of 6.0%. Although the ultimate settlement of these accruals may vary from these estimates, management believes that the amounts provided in the Company’s consolidated financial statements are adequate. If actual payments of claims exceed projected estimates of claims, the Company’s insurance accruals could be materially adversely affected.

     Effective October 1, 2002, in response to difficulty in obtaining primary insurance from commercial companies at reasonable rates, the Company formed a wholly owned insurance subsidiary in order to self-insure a greater portion of its primary professional and general liability risk. The captive subsidiary reinsures risk up to $1 million per claim and $3 million in the aggregate per hospital, and further acts as an excess insurer for all hospitals in combination with three commercial insurance companies.

10. Non-cash charge

     The non-cash charge for retirement benefits and write down of assets held for sale in 2001 represents (1) the present value of the future costs of retirement benefits granted to the Company’s chairman pursuant to an employment agreement which became effective January 2, 2001, and (2) the write down of two hospital assets held for sale in conjunction with their respective replacement.

11. Commitments

     The Company has a number of hospital renovation/expansion projects underway at September 30, 2002. None of these projects are individually significant nor do they represent a significant commitment in total at September 30, 2002. In addition, the Company plans to replace three of its existing hospitals and build one new hospital over the next four years. Regulatory approval to begin construction on one replacement facility has been granted while the remaining planned projects are awaiting regulatory approval by the appropriate agencies. Included in these planned projects is the Company’s obligation to construct a new facility at its Carlisle, Pennsylvania location.

12. Subsequent events

     On October 29, 2002, the Company initiated a quarterly cash dividend policy and declared its first cash dividend of $0.02 per share of the Company’s common stock payable on December 2, 2002 to stockholders of record at the close of business on November 8, 2002.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly data (unaudited)

	Years ended September 30, 2002 and 2001 (in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th	Total
2002

Net patient service revenue	$495,821	$579,948	$592,476	$594,356	$2,262,601
Income before income taxes	83,072	113,965	109,665	98,960	405,662
Net income	50,466	69,236	66,616	60,118	246,436
Net income per share:
Basic	$.21	$.29	$.28	$.25	$1.02
Diluted	$.20	$.27	$.26	$.24	$.97
Weighted average number of shares:
Basic	243,649	241,259	241,227	239,052	241,298
Diluted	263,365	260,661	260,821	257,740	260,641

2001

Net patient service revenue	$434,237	$481,144	$473,203	$491,217	$1,879,801
Income before income taxes	66,122	80,265	89,156	85,408	320,951
Net income	40,178	48,740	54,138	51,922	194,978
Net income per share:
Basic	$.17	$.20	$.22	$.21	$.80
Diluted	$.16	$.19	$.21	$.20	$.76
Weighted average number of shares:
Basic	243,234	244,117	245,048	245,297	244,425
Diluted	264,297	263,100	264,305	265,568	264,351

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item 10 is (i) incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 18, 2003 under “Election of Directors,” which proxy statement will be filed within 120 days after the end of Fiscal 2002 and (ii) set forth under “Executive Officers of the Registrant” in Part I, Item 4 of this form 10-K.

Item 11. Executive Compensation

     The information required by this Item 11 is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on February 18, 2003 under “Executive Compensation,” which proxy statement will be filed within 120 days after the end of Fiscal 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 12 is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 18, 2003 under “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the end of Fiscal 2002.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item 13 is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of Stockholders of the Company to be held on February 18, 2003 under “Certain Transactions,” which proxy statement will be filed within 120 days after the end of Fiscal 2002.

PART IV

Item 14. Controls and Procedures

(a)	Explanation Of Disclosure Controls And Procedures. The Company’s President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-K (the “Evaluation Date”), have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to such officers by others within the Company, particularly during the period in which this Form 10-K was being prepared.

(b)	Changes In Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective action. As a result, no corrective action was taken.

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

Item 15(a)(1), 15(a)(2) and 15(d):

     The Company has filed its consolidated financial statements in Part II, Item 8 of this form 10-K. In addition, the following financial statement schedule is filed as part of this form 10-K at page 51 hereof:

     Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3) and 15(c): See Index to Exhibits.

Item 15(b):

     Reports on Form 8-K:

     Form 8-K - Reporting Date August 13, 2002
     Item Reported - Item 9. Regulation FD Disclosure

HEALTH MANAGEMENT ASSOCIATES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Acquisitions and Dispositions	Charges to Operations(a)	Charged to other Accounts	Deductions(b)	Balance at End of Period
Year ended September 30, 2000
Allowance for doubtful accounts	$114,792	$—	$169,712	$—	($165,902)	$118,602

Year ended September 30, 2001
Allowance for doubtful accounts	$118,602	$5,482	$154,114	$—	($161,413)	$116,785

Year ended September 30, 2002
Allowance for doubtful accounts	$116,785	$33,143	$179,347	$—	($190,659)	$138,616

(a)	Charges to operations include amounts related to provisions for doubtful accounts, before recoveries.

(b)	Includes amounts written-off as uncollectible.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

By /s/ Joseph V. Vumbacco —————————————— Joseph V. Vumbacco	President and Chief Executive Officer	December 4, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ William J. Schoen —————————————— William J. Schoen	Chairman of the Board of Directors	December 4, 2002

/s/ Joseph V. Vumbacco —————————————— Joseph V. Vumbacco	President, Chief Executive Officer, and Director (Principal Executive Officer)	December 4, 2002

/s/ Robert E. Farnham —————————————— Robert E. Farnham	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 4, 2002

/s/ Kent P. Dauten —————————————— Kent P. Dauten	Director	December 4, 2002

/s/ Robert A. Knox —————————————— Robert A. Knox	Director	December 4, 2002

/s/ Kenneth D. Lewis —————————————— Kenneth D. Lewis	Director	December 4, 2002

/s/ William E. Mayberry —————————————— William E. Mayberry, M.D.	Director	December 4, 2002

/s/ Randolph W. Westerfield —————————————— Randolph W. Westerfield, Ph.D.	Director	December 4, 2002

/s/ Donald E. Kiernan —————————————— Donald E. Kiernan	Director	December 4, 2002

Certification of Principal Executive Officer

I, Joseph V. Vumbacco, certify that:

1. I have reviewed this annual report on Form 10-K of Health Management Associates, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2002	/s/ Joseph V. Vumbacco —————————————— Joseph V. Vumbacco, President and Chief Executive Officer

Certification of Principal Financial Officer

I, Robert E. Farnham, certify that:

1. I have reviewed this annual report on Form 10-K of Health Management Associates, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2002	/s/ Robert E. Farnham —————————————— Robert E. Farnham Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i)	Articles of Incorporation

3.1(i)	Fifth Restated Certificate of Incorporation. (Exhibit 3.1)

3.2(r)	Certificate of Amendment to Fifth Restated Certificate of Incorporation. (Exhibit 3.2)

(ii)	By-laws

3.3(w)	By-laws, as amended. (Exhibit 3.3)

(4)	Instruments defining rights of security holders, including indentures

The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

4.1(f)	Specimen Stock Certificate. (Exhibit 4.11)

4.5(r)	Credit Agreement by and among Health Management Associates, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and as Lender, First Union National Bank, as Syndication Agent and as Lender, and the Chase Manhattan Bank, as Syndication Agent and as Lender, and The Lenders Party Thereto From Time To Time, dated November 30, 1999. (Exhibit 4.5)

4.6(s)	Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc. pertaining to a $15 million working capital and cash management line of credit. (Exhibit 4.1)

4.7(x)	Indenture dated as of August 16, 2000 between Health Management Associates, Inc. and First Union National Bank, as Trustee, pertaining to the $488.7 million face value of Convertible Senior Subordinated Debentures due 2020 (includes form of Convertible Senior Subordinated Debenture due 2020). (Exhibit 4.1(1))

4.8(y)	Indenture dated as of January 28, 2002, by and between Health Management Associates, Inc. and First Union National Bank, as Trustee, pertaining to the $330.0 million face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (includes form of Zero-Coupon Convertible Senior Subordinated Note due 2022). (Exhibit 4(a))

(9)	Voting Trust Agreement

Not applicable.

(10)	Material Contracts

The Exhibits referenced under (4) of this Index to Exhibits are incorporated herein by reference.

10.1(i)	First Amended and Restated Lease Agreement, dated as of January 1, 1995 between The Board of Commissioners of the Highlands County Hospital District and Sebring Hospital Management Associates, Inc. (Exhibit 10.1)

10.2(c)	Lease dated as of July 1, 1986 between Fishermen’s Hospital, Inc. and Marathon H.M.A., Inc. (Exhibit 28.1)

10.3(e)	First Amendment of the July 1, 1986 Lease Agreement by and between Fishermen’s Hospital, Inc. and Marathon H.M.A., Inc. dated December 18, 1991. (Exhibit 28.1)

10.4(a)	Lease Agreement dated January 12, 1990 between Biloxi Regional Medical Center, Inc. and Biloxi H.M.A., Inc. (Exhibit 10.54)

10.5(g)	Lease Agreement between Heart of Florida Hospital Association, Inc., Haines City HMA, Inc. and the Company, dated April 30, 1993. (Exhibit 10.49)

10.6(d)	Health Management Associates, Inc. Stock Incentive Plan for Corporate Officers and Management Staff. (Exhibit 10.56)

10.7(i)	Amendment No. 1 to the Health Management Associates, Inc. Stock Incentive Plan for Corporate Officers and Management Staff. (Exhibit 10.2)

10.8(g)	Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated July 12, 1990. (Exhibit 10.22)

10.9(h)	First Amendment to the Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated January 1, 1994. (Exhibit 10.51)

10.10(a)	Registration Agreement dated September 2, 1988 between HMA Holding Corp., First Chicago Investment Corporation, Madison Dearborn Partners IV, Prudential Venture Partners, Prudential Venture Partners II, William J. Schoen, Kelly E. Curry, Stephen M. Ray, Robb L. Smith, George A. Taylor and Earl P. Holland. (Exhibit 10.23)

10.11(b)	Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan. (Exhibit 10.67)

10.12(f)	Amendment No. 1 and Amendment No. 2 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan. (Exhibit 10.44)

10.13(f)	Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan. (Exhibit 10.45)

10.14(i)	Health Management Associates, Inc. Stock Option Plan for Outside Directors. (Exhibit 10.5)

10.15(h)	Stock Option Agreement dated May 17, 1994, between the Company and Kenneth D. Lewis. (Exhibit 10.53)

10.16(j)	Amendment No. 5 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan. (Exhibit 10.57)

10.17(j)	Amendment No. 3 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan. (Exhibit 10.58)

10.18(j)	Amendment No. 1 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors. (Exhibit 10.59)

10.19(l)	Lease Agreement dated as of December 28, 1995 among Coahoma County, Mississippi, Clarksdale HMA, Inc. and the Company. (Exhibit 10.1)

10.20(n)	Lease Agreement dated May 21, 1996 among Midwest City Memorial Hospital Authority, an Oklahoma Public Trust, and Midwest City HMA, Inc. and Health Management Associates, Inc. (Exhibit 2.1)

10.21(l)	Amendment No. 6 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan. (Exhibit 10.2)

10.22(l)	Amendment No. 7 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan. (Exhibit 10.3)

10.23(l)	Amendment No. 4 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan. (Exhibit 10.4)

10.24(l)	Amendment No. 5 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan. (Exhibit 10.5)

10.25(k)	Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan. (Exhibit 99.15)

10.26(m)	Amendment No. 1 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan. (Exhibit 10.1)

10.27(o)	Second Amendment to the Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated September 17, 1996. (Exhibit 10.64)

10.28(p)	Hospital Management Agreement by and between Anniston HMA, Inc. and the Trust created under the last will and testament of Susie P. Stringfellow, entered into on January 24, 1997. (Exhibit 10.1)

10.29(q)	Lease Agreement made as of June 1, 1998 between Hernando County, Florida and Hernando HMA, Inc. (Exhibit 10.2)

10.30(t)	Amendment No. 5 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan. (Exhibit 10.1)

10.31(t)	Amendment No. 6 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan. (Exhibit 10.2)

10.32(u)	Amendment No. 10 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan. (Exhibit 10.37)

10.33(u)	Amendment No. 8 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan. (Exhibit 10.38)

10.34(u)	Amendment to Stock Option Agreements between Health Management Associates, Inc. and William J. Schoen dated as of December 5, 2000. (Exhibit 10.39)

10.35(u)	Third Amendment to the Health Management Associates, Inc. Supplemental Retirement Plan. (Exhibit 10.40)

10.36(v)	Employment Agreement for William J. Schoen made as of January 2, 2001. (Exhibit 99.2)

10.37(z)	Amendment No. 8 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors. (Exhibit 10.1)

10.38	Amendment No. 9 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors is filed as part of this Report as Exhibit 10.38.

(11)	Statement re computation of per share earnings

Not applicable.

(12)	Statements re computation of ratios

Not applicable.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

Not applicable.

(16)	Letter re change in certifying accountant

Not applicable.

(18)	Letter re change in accounting principles

Not applicable.

(21)	Subsidiaries of the registrant

21.1	Subsidiaries of the Registrant are listed on Exhibit 21.1.

(22)	Published report regarding matters submitted to vote of security holders

None.

(23)	Consents of experts and counsel

23.1	Consent of Ernst & Young LLP is filed as part of this Report as Exhibit 23.1.

(24)	Power of Attorney

Not applicable.

(99)	Additional Exhibits

99.1 Principal Executive Officer Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2 Principal Financial Officer Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(a)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-36406). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

(b)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-43193). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

(c)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 1, 1986 (SEC File No. 1-9182). The exhibit number contained in parenthesis refers to the exhibit number in such Form 8-K.

(d)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (SEC File No. 000-18799). The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(e)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991 (SEC File No. 000-18799). The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(f)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799). The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(g)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (SEC File No. 000-18799). The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(h)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC File No. 000-18799). The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(i)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799). The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(j)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (SEC File No. 000-18799). The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(k)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 33-80433). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

(l)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (SEC File No. 000-18799). The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(m)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(n)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 10, 1996. The exhibit number contained in parenthesis refers to the exhibit number in such Form 8-K.

(o)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(p)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(q)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(r)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(s)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(t)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(u)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-K.

(v)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-53602) filed on January 12, 2001. The exhibit contained in parenthesis refers to the exhibit number in such Registration statement.

(w)	Exhibit previously filed as part of and is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

(x)	Exhibit previously filed as part of and is incorporated by reference herein by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-48820) filed on October 27, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

(y)	Exhibit previously filed as part of and is incorporated by reference herein by reference to the Company’s Current Report on Form 8-K dated February 13, 2002. The exhibit number contained in parenthesis refers to the exhibit number in such Form 8-K.

(z)	Exhibit previously filed as part of and is incorporated by reference herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001. The exhibit number contained in parenthesis refers to the exhibit number in such Form 10-Q.

