Form 10-Q
period 2002-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2003-02-13
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-11141

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At February 5, 2003, the following number of shares of the Registrant were outstanding:

Class A Common Stock: 238,678,367 shares

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended December 31,
	2002	2001
Net patient service revenue	$609,419	$495,821
Costs and expenses:
Salaries and benefits	242,511	195,748
Supplies and other	179,942	143,433
Provision for doubtful accounts	46,307	36,878
Depreciation and amortization	26,087	21,648
Rent expense	12,105	10,926
Interest, net	3,761	4,116

Total costs and expenses	510,713	412,749

Income before minority interests and income taxes	98,706	83,072
Minority interests in earnings of consolidated entities	922	—

Income before income taxes	97,784	83,072
Provision for income taxes	38,128	32,606

Net income	$59,656	$50,466

Net income per share:
Basic	$.25	$.21

Diluted	$.24	$.20

Dividends per share	$.02	$—

Weighted average number of shares outstanding:
Basic	238,589	243,649

Diluted	257,255	263,365

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS	December 31, 2002	September 30, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$189,301	$123,736
Receivables-net	463,442	454,427
Supplies, prepaids and other assets	86,724	79,034
Funds held by trustee	3,605	2,628
Deferred income taxes	35,961	35,961

Total current assets	779,033	695,786
Property, plant and equipment	1,770,350	1,723,343
Less: accumulated depreciation and amortization	(477,768)	(441,561)

Net property, plant and equipment	1,292,582	1,281,782
Other assets:
Funds held by trustee	1,226	1,450
Excess of cost over acquired net assets, net	338,296	335,313
Deferred charges and other assets	40,754	49,986

Total other assets	380,276	386,749

Total assets	$2,451,891	$2,364,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,182	$132,228
Accrued expenses and other liabilities	128,022	122,678
Income taxes-currently payable and deferred	34,462	11,228
Current maturities of long-term debt	7,519	7,609

Total current liabilities	305,185	273,743
Deferred income taxes	17,861	17,861
Other long-term liabilities	38,873	42,793
Long-term debt	652,094	650,159
Minority interests in consolidated entities	33,931	33,009
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, Class A, $.01 par value, 750,000 shares authorized, 261,160 and 261,067 shares issued at December 31, 2002 and September 30, 2002, respectively	2,612	2,611
Additional paid-in capital	375,615	373,214
Retained earnings	1,326,376	1,271,583

	1,704,603	1,647,408
Less treasury stock, 22,500 shares at cost at both December 31, 2002 and September 30, 2002	(300,656)	(300,656)

Total stockholders’ equity	1,403,947	1,346,752

Total liabilities and stockholders’ equity	$2,451,891	$2,364,317

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$59,656	$50,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,087	21,648
Provision for doubtful accounts	46,307	36,878
Loss on sale of fixed assets	10	—
Changes in assets and liabilities:
Receivables	(52,822)	(23,690)
Supplies and other current assets	(7,515)	(7,147)
Deferred charges and other assets	8,729	898
Accounts payable	2,554	21,974
Accrued expenses and other liabilities	5,151	1,216
Income taxes-currently payable and deferred	23,865	28,370
Other long term liabilities	(1,548)	(2,171)

Net cash provided by operating activities	110,474	128,442

Cash flows from investing activities:
Acquisition of facilities, net of cash acquired	(9,556)	(186,520)
Additions to property, plant and equipment	(32,015)	(20,582)
Proceeds from sale of property, plant and equipment	120	40,052

Net cash used in investing activities	(41,451)	(167,050)

Cash flows from financing activities:
Proceeds from long-term borrowings, net of issuance costs	3,239	172,639
Principal payments on debt	(1,400)	(2,090)
Increase in funds held by trustee	(753)	(1,034)
Purchases of treasury stock	—	(86,021)
Payment of dividends	(4,863)	—
Proceeds from issuance of common stock	319	3,011

Net cash (used in) provided by financing activities	(3,458)	86,505

Net increase in cash and cash equivalents	65,565	47,897
Cash and cash equivalents at beginning of period	123,736	70,263

Cash and cash equivalents at end of period	$189,301	$118,160

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2002 has been derived from the audited consolidated financial statements included in the 2002 Annual Report on Form 10-K of Health Management Associates, Inc. (the “Company”). The interim condensed consolidated financial statements at December 31, 2002 and for the three month period ended December 31, 2002 and 2001 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (in thousands, except per share data):

	Three months ended December 31,
	2002	2001
Numerator:
Numerator for basic earnings per share-net income	$59,656	$50,466
Effect of convertible debt	1,393	1,355

Numerator for diluted earnings per share	$61,049	$51,821

Denominator:
Denominator for basic earnings per share-weighted average shares	238,589	243,649
Effect of dilutive securities:
Employee stock options	4,217	5,267
Convertible debt	14,449	14,449

Denominator for diluted earnings per share	257,255	263,365

Basic earnings per share	$.25	$.21

Diluted earnings per share	$.24	$.20

4. Acquisitions

Effective January 1, 2003, the Company acquired, via a 40-year lease, Madison County Medical Center, a 67-bed acute care hospital located in Canton, Mississippi. The assets leased included substantially all of the property, plant and equipment of the hospital. The total consideration approximated $9.5 million in cash. The Company used cash on hand to finance the cost of this transaction. The transaction closed on December 31, 2002 with an effective date of January 1, 2003 and is reflected in the Company’s balance sheet and statement of cash flows as of December 31, 2002 and for the three month period then ended.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of October 1, 2002. The adoption did not have a significant impact on the Company’s financial position or results of operations.

6. Subsequent Events

On January 28, 2003, the Company declared a quarterly cash dividend of $0.02 per share of the Company’s common stock payable on March 3, 2003 to stockholders of record at the close of business on February 7, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes.

The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of its financial statements, including the following:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Estimates (Continued)

Impairment of Long-Lived Assets

The Company periodically reviews the carrying values of its long-lived assets, including goodwill, for impairment of value. In performing its review of asset impairment, management calculates future cash flows expected to result from these assets and determines whether the asset is impaired. Significant judgments are required by management in determining these future cash flows as well as determining whether the asset is impaired.

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

The Company operates in multiple states with varying tax laws. The Company is subject to both Federal and state audits of its tax returns. The Company’s Federal income tax returns have been examined by the Internal Revenue Service through its fiscal year ended September 30, 1999, which resulted in no material adjustments. Management must make estimates to determine that tax reserves are adequate to cover any potential audit adjustments.

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

Accruals for self-insured professional liability risks are determined using asserted and unasserted claims identified by the Company’s incident reporting system and actuarially determined estimates based on Company and industry historical loss payment patterns and have been discounted to their present value using a discount rate of 6.0%. Although the ultimate settlement of these accruals may vary from these estimates, management believes that the amounts provided in the Company’s condensed consolidated financial statements are adequate. If actual payments of claims exceed projected estimates of claims, the Company’s insurance accruals could be materially adversely affected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Estimates (Continued)

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

Results of Operations

Three months ended December 31, 2002 compared to three months ended December 31, 2001

Net patient service revenue for the three months ended December 31, 2002 (the “2003 Period”) was $609.4 million as compared to $495.8 million for the three months ended December 31, 2001 (the “2002 Period”). This represented an increase in net patient service revenue of $113.6 million or 23%. Hospitals in operation for the entire 2003 Period and 2002 Period (“same hospitals”) provided $48.2 million of the increase in net patient service revenue, resulting from overall increases in volume and pricing. The remaining increase of $65.4 million included $63.8 million of net patient service revenue from the December 2001 acquisition of an 88-bed hospital, the January 2002 acquisition of a 176-bed hospital, a 129-bed hospital and an 85-bed hospital and the May 2002 acquisition of a 172-bed hospital and $1.6 million from miscellaneous other revenue.

During the 2003 Period, the Company’s hospitals generated total patient days of service and an occupancy rate of 262,347 and 48.1%, respectively, versus 223,702 and 45.5%, respectively, for the 2002 Period. Same hospital patient days and occupancy for the 2003 Period were 221,650 and 46.8%, respectively, versus 211,124 and 44.3%, respectively for the 2002 Period. Same hospital admissions for the Company’s hospitals during the 2003 Period were 50,581, up 6.2% from 47,631 admissions during the 2002 Period. Same hospital adjusted admissions for the Company’s hospitals during the 2003 Period were 80,076, up 4.7% from 76,478 adjusted admissions during the 2002 Period.

The Company’s operating expenses (consisting of salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2003 Period were $480.9 million or 78.9% of net patient service revenue as compared to $387.0 million or 78.1% of net patient service revenue for the 2002 Period. Of the total $93.9 million increase, approximately $36.3 million related to same hospitals and was largely attributable to overall increased patient volumes. Another $53.1 million of increased operating expense related to the previously mentioned acquisitions. The remaining increase of $4.5 million represented the net increase in corporate and other operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the 2003 Period, the Company’s depreciation and amortization costs increased by $4.4 million and interest expense decreased by $0.4 million, as compared to the 2002 Period. The increase in depreciation and amortization resulted primarily from the depreciation associated with the previously mentioned acquisitions. The decrease in interest expense was due primarily to lower interest rates on the Company’s outstanding debt during the 2003 Period.

The Company’s income before income taxes was $97.8 million for the 2003 Period as compared to $83.1 million for the 2002 Period, an increase of $14.7 million or 17.7%. The Company’s provision for income taxes was $38.1 million for the 2003 Period as compared to $32.6 million for the 2002 Period. These provisions reflect effective income tax rates of approximately 39.0% for the 2003 Period and 39.25% for the 2002 Period. As a result of the foregoing, the Company’s net income was $59.7 million for the 2003 Period, and $50.5 million for the 2002 Period.

Liquidity and Capital Resources

Liquidity

2003 Three Month Period Cash Flows compared to 2002 Three Month Period Cash Flows

The Company’s operating cash flows totaled $110.5 million for the 2003 Three Month Period as compared to $128.4 million for the 2002 Three Month Period. The continued positive cash flows from operating activities resulted from the Company’s profitability and management of working capital. The Company’s investing activities used $41.5 million and $167.1 million for the 2003 Three Month Period and 2002 Three Month Period, respectively. The decrease was due to fewer acquisitions during the 2003 Three Month Period. Financing activities used net cash of $3.5 million for the 2003 Three Month Period and provided net cash of $86.5 million for the 2002 Three Month Period. The payment of dividends accounted for the majority of the cash used in the 2003 Three Month Period while increased borrowings to finance acquisitions, offset by purchases of treasury stock, accounted for the majority of the cash provided in the 2002 period. See the condensed consolidated statements of cash flows for the three months ended December 31, 2002 and 2001 on page 5 of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

Capital Resources

The Company currently has a 5-year $450 million Credit Agreement (the “Credit Agreement”) due November 30, 2004. The Credit Agreement is a term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding amounts become due and payable. The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in the Company’s credit rating. Monthly or quarterly interest payments are required depending on the type of loan chosen by the Company. The interest rate at December 31, 2002 and 2001 was 2.42% and 2.90%, respectively. As of December 31, 2002, there were no amounts outstanding under the Credit Agreement.

The Company also has a $15 million unsecured revolving credit commitment (“Credit Commitment”) with a bank. The Credit Commitment is a working capital commitment tied to the Company’s cash management system, and renews annually on November 1. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank’s prime rate less 1/4%. The interest rate at December 31, 2002 and 2001 was 4.00% and 4.75%, respectively. As of December 31, 2002 and 2001, there were no amounts outstanding under the Credit Commitment.

In addition, the Company is obligated to pay certain commitment fees based upon amounts available for borrowing during the terms of the credit agreements described above.

The above described credit agreements contain covenants which, without prior consent of the banks, limit certain activities, including those relating to mergers, consolidations and the Company’s ability to secure additional indebtedness, make guarantees, grant security interests and declare certain dividends. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage. At December 31, 2002, the Company was in compliance with these covenants.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “plans,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; demographic changes; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payment levels; liability and other claims asserted against the Company; competition; the loss of any significant ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund additional acquisitions or replacement facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended December 31, 2002, there were no material changes in the quantitative and qualitative disclosures about market risks presented in Item 7A in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

Item 4. Controls and Procedures

(a)	Explanation Of Disclosure Controls And Procedures. The Company’s President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to such officers by others within the Company, particularly during the period in which this Form 10-Q was being prepared.

Item 4. Controls and Procedures (continued)

(b)	Changes In Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective action. As a result, no corrective action was taken.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

See Index to Exhibits located on page 20.

b.Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: February 12, 2003	By:	/s/ Robert E. Farnham
Robert E. Farnham Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Certification of Principal Executive Officer

I, Joseph V. Vumbacco, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Health Management Associates, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ Joseph V. Vumbacco
Joseph V. Vumbacco, President and Chief Executive Officer

Certification of Principal Executive Officer

I, Robert E. Farnham, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Health Management Associates, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ Robert E. Farnham
Robert E. Farnham, Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

Not applicable.

(3)	(i) Articles of Incorporation

3.1 Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

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

(4)	Instruments defining the rights of security holders, including indentures.

The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

4.1	Specimen Stock Certificate, previously filed and included as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

4.5	Credit Agreement by and among Health Management Associates, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and as Lender, First Union National Bank, as Syndication Agent and as Lender, and the Chase Manhattan Bank, as Syndication Agent and as Lender, and The Lenders Party thereto From Time To Time, dated November 30, 1999, previously filed and included as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

4.6	Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc. pertaining to a $15 million working capital and cash management line of credit, previously filed and included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

4.7	Indenture dated as of August 16, 2000 between Health Management Associates, Inc. and First Union National Bank, as Trustee, pertaining to the $488.7 million face value of Convertible Senior Subordinated Debentures due 2020 (includes form of Convertible Senior Subordinated Debenture due 2020), previously filed and included as Exhibit 4.1(1) to the Company’s Form S-3 Registration Statement (Registration No. 33-48820) filed October 27, 2000, is incorporated herein by reference.

INDEX TO EXHIBITS (Continued)

4.8	Indenture dated as of January 28, 2002, by and between Health Management Associates, Inc. and First Union National Bank, as Trustee, pertaining to the $330.0 million face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (includes form of Zero-Coupon Convertible Senior Subordinated Note due 2022), previously filed and included as Exhibit 4(a) to the Company’s Form 8-K dated February 13, 2002, is incorporated herein by reference.

(10)	Material contracts.

Not applicable

(11)	Statement re computation of per share earnings.

Not applicable.

(15)	Letter re unaudited interim financial information.

Not applicable.

(18)	Letter re change in accounting principles.

Not applicable.

(19)	Report furnished to security holders.

Not applicable.

(22)	Published report regarding matters submitted to vote of security holders.

Not applicable.

(23)	Consents of experts and counsel.

Not applicable.

(24)	Power of attorney.

Not applicable.

(99)	Additional exhibits.

99.1	Principal Executive Officer Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
99.2	Principal Financial Officer Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.