Form 10-Q
period 2003-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2003-05-13
CIK 792985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

At May 5, 2003, 238,680,867 shares of the Registrant’s Class A Common Stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

SIGNATURES	22

INDEX TO EXHIBITS	25

EXHIBITS	27

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Net patient service revenue	$646,472	$579,948

Costs and expenses:
Salaries and benefits	245,946	219,044
Supplies and other	183,526	163,678
Provision for doubtful accounts	45,017	43,713
Depreciation and amortization	27,113	23,893
Rent expense	12,106	11,569
Interest, net	3,712	4,086

Total costs and expenses	517,420	465,983

Income before minority interests and income taxes	129,052	113,965
Minority interests in earnings of consolidated entities	1,063	—

Income before income taxes	127,989	113,965

Provision for income taxes	49,924	44,729

Net income	$78,065	$69,236

Net income per share:
Basic	$.33	$.29

Diluted	$.31	$.27

Dividends per share	$.02	$—

Weighted average number of shares outstanding:
Basic	238,673	241,259

Diluted	256,993	260,661

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Six Months Ended March 31,

	2003	2002

Net patient service revenue	$1,255,891	$1,075,769

Costs and expenses:
Salaries and benefits	488,457	414,792
Supplies and other	363,468	307,111
Provision for doubtful accounts	91,324	80,591
Depreciation and amortization	53,200	45,541
Rent expense	24,211	22,495
Interest, net	7,473	8,202

Total costs and expenses	1,028,133	878,732

Income before minority interests and income taxes	227,758	197,037
Minority interests in earnings of consolidated entities	1,985	—

Income before income taxes	225,773	197,037
Provision for income taxes	88,052	77,335

Net income	$137,721	$119,702

Net income per share:
Basic	$.58	$.49

Diluted	$.55	$.47

Dividends per share	$.04	$—

Weighted average number of shares outstanding:
Basic	238,631	242,467

Diluted	257,066	262,035

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2003	September 30, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160,660	$123,736
Receivables-net	495,307	454,427
Supplies, prepaids and other assets	88,596	79,034
Funds held by trustee	4,228	2,628
Deferred income taxes	48,185	35,961

Total current assets	796,976	695,786
Property, plant and equipment	1,822,313	1,723,343
Less: accumulated depreciation and amortization	(503,648)	(441,561)

Net property, plant and equipment	1,318,665	1,281,782
Other assets:
Funds held by trustee	1,038	1,450
Excess of cost over acquired net assets, net	352,439	335,313
Deferred charges and other assets	40,943	49,986

Total other assets	394,420	386,749

Total assets	$2,510,061	$2,364,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146,635	$132,228
Accrued expenses and other liabilities	128,852	122,678
Income taxes-currently payable and deferred	2,189	11,228
Current maturities of long-term debt	7,729	7,609

Total current liabilities	285,405	273,743
Deferred income taxes	21,401	17,861
Other long-term liabilities	38,088	42,793
Long-term debt	653,033	650,159
Minority interests in consolidated entities	34,994	33,009
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, Class A, $.01 par value, 750,000 shares authorized, 261,178 and 261,067 shares issued at March 31, 2003 and September 30, 2002, respectively	2,612	2,611
Additional paid-in capital	375,615	373,214
Retained earnings	1,399,569	1,271,583

	1,777,796	1,647,408
Less: treasury stock, 22,500 common shares at cost at both March 31, 2003 and September 30, 2002	(300,656)	(300,656)

Total stockholders’ equity	1,477,140	1,346,752

Total liabilities and stockholders’ equity	$2,510,061	$2,364,317

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$137,721	$119,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,200	45,541
Provision for doubtful accounts	91,324	80,591
(Gain) loss on sale of fixed assets	(342)	56

Changes in assets and liabilities:
Receivables	(130,820)	(124,718)
Supplies and other current assets	(9,386)	(11,287)
Deferred charges and other assets	4,235	(6,112)
Accounts payable	14,114	33,130
Accrued expenses and other liabilities	5,566	16,415
Income taxes-currently payable and deferred	(20,632)	16,667
Other long term liabilities	2,649	1,366

Net cash provided by operating activities	147,629	171,351

Cash flows from investing activities:
Acquisition of facilities, net of cash acquired	(19,357)	(186,956)
Additions to property, plant and equipment	(84,209)	(56,199)
Proceeds from sale of property, plant and equipment	472	40,734

Net cash used in investing activities	(103,094)	(202,421)

Cash flows from financing activities:
Proceeds from long-term borrowings, net of issuance costs	6,491	452,212
Principal payments on debt	(3,497)	(253,394)
Increase in funds held by trustee	(1,188)	(2,230)
Purchases of treasury stock	—	(126,893)
Payment of dividends	(9,736)	—
Proceeds from issuance of common stock	319	4,127

Net cash (used in) provided by financing activities	(7,611)	73,822

Net increase in cash and cash equivalents	36,924	42,752
Cash and cash equivalents at beginning of period	123,736	70,263

Cash and cash equivalents at end of period	$160,660	$113,015

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2002 has been derived from the audited consolidated financial statements included in the 2002 Annual Report on Form 10-K of Health Management Associates, Inc. (the “Company”). The interim condensed consolidated financial statements at March 31, 2003, and for the three and six month periods ended March 31, 2003 and 2002 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of the Company’s management, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. The Company’s results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules. The interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K.

The consolidated financial statements include all assets, liabilities, revenues and expenses of certain entities which are controlled by the Company but not wholly-owned. Accordingly, the Company has recorded minority interests in the earnings and equity of such entities to reflect the ownership interests of such minority shareholders in the respective entities.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management of the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

2.  Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As a result, pro forma disclosure of alternative fair value accounting is required under Financial Accounting Standards Board (“FASB”) Statement of Accounting Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (Statement 123), utilizing an option valuation model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net income, as reported	$78,065	$69,236	$137,721	$119,702
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,169)	(3,144)	(6,338)	(6,282)

Pro forma net income	$74,896	$66,092	$131,383	$113,420

Pro forma earnings per share:
Basic – as reported	$.33	$.29	$.58	$.49
Basic – pro forma	$.31	$.27	$.55	$.47
Diluted – as reported	$.31	$.27	$.55	$.47
Diluted – pro forma	$.30	$.26	$.53	$.45

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Numerator:
Numerator for basic earnings per share-net income	$78,065	$69,236	$137,721	$119,702
Effect of convertible debt	1,393	1,355	2,786	2,710

Numerator for diluted earnings per share	$79,458	$70,591	$140,507	$122,412

Denominator:
Denominator for basic earnings per share-weighted average shares	238,673	241,259	238,631	242,467
Effect of dilutive securities:
Employee stock options	3,871	4,953	3,986	5,119
Convertible debt	14,449	14,449	14,449	14,449

Denominator for diluted earnings per share	256,993	260,661	257,066	262,035

Basic earnings per share	$.33	$.29	$.58	$.49

Diluted earnings per share	$.31	$.27	$.55	$.47

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Acquisitions

Effective January 1, 2003, the Company acquired, pursuant to a 40-year lease, the Madison County Medical Center, a 67-bed acute care hospital located in Canton, Mississippi. The assets leased included substantially all of the property, plant and equipment of the hospital. The total consideration for this transaction approximated $9.5 million in cash. The Company used cash on hand to finance the cost of this transaction, which closed on December 31, 2002 with an effective date of January 1, 2003.

The Company announced in March 2003 the signing of a definitive agreement to acquire Providence Yakima Medical Center in Yakima, Washington and Providence Toppenish Hospital in Toppenish, Washington, a 289-bed acute care hospital system. The transaction is expected to close during the fourth quarter of the year ended September 30, 2003.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Recent Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of October 1, 2002. The adoption did not have a significant impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. The Company does not expect this new interpretation to have a material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. Because the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 will not have an impact on the Company’s consolidated financial position or consolidated results of operations.

6.  Subsequent Events

On April 29, 2003, the Company declared a quarterly cash dividend of $0.02 per share of the Company’s common stock payable on June 2, 2003 to stockholders of record at the close of business on May 9, 2003.

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements of Health Management Associates, Inc. (“our,” “we” or “us”) and the accompanying notes.

We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of our financial statements, including the following:

Net Patient Service Revenues

We derive a significant portion of our revenues from the Medicare and Medicaid programs and from managed care health plans. Payments for services rendered to patients covered by these programs are generally less than billed charges. For Medicare and Medicaid revenues, provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment and/or reimbursement (either prospectively determined or retrospectively determined costs). Final settlements under these government programs are subject to administrative review and audit, and provision is currently made for adjustments which may result. Provisions for contractual allowances under managed care health plans are based primarily on the payment terms of contractual arrangements such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates. We closely monitor historical collection rates, law changes and changes in contract terms to be certain that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments could be different from the amounts estimated and recorded in the contractual provisions included in our financial statements.

Provision for Doubtful Accounts

The collection of receivables from third party payers and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to uninsured patient accounts and patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. Provisions for doubtful accounts are estimated based primarily upon the age of patients’ account, the patients’ economic ability to pay and the effectiveness of collection efforts. Accounts receivable balances are routinely reviewed in conjunction with historical collection rates and other economic conditions which might ultimately affect the collectibility of patient accounts when considering the adequacy of the amounts recorded as reserves for doubtful accounts. Significant changes in payer mix, business office operations, economic conditions or trends in Federal and state governmental health care coverage could affect our ability to collect accounts receivable, cash flows and results of operations.

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Critical Accounting Policies and Estimates (Continued)

Impairment of Long-Lived Assets

We periodically review the carrying values of our long-lived assets, including goodwill, for impairment of value. In performing our review of asset impairment, we calculate future cash flows expected to result from these assets and determine whether the asset is impaired. Significant judgments are required by us in determining these future cash flows as well as in determining whether the asset is impaired.

Income Taxes

We must make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these benefits in the future and, therefore, have not recorded any valuation allowance against the deferred tax asset.

We operate in multiple states with varying tax laws. We are subject to both Federal and state audits of our tax returns. Our Federal income tax returns have been examined by the Internal Revenue Service through our fiscal year ended September 30, 1999, which resulted in no material adjustments. We must make estimates to determine that our tax reserves are adequate to cover any potential audit adjustments.

Professional Liability Insurance Claims

Through September 30, 2002, we were insured for our professional liability risks under a “claims-made” basis policy, whereby each claim was covered up to $1.0 million per occurrence, subject to a $100,000 deductible (with an annual deductible cap of $6.1 million). Liabilities in excess of these amounts were covered through a combination of limits provided by commercial insurance companies and a self-insurance program.

Accruals for self-insured professional liability risks are determined using asserted and unasserted claims identified by our incident reporting system and actuarially determined estimates based both on our and industry historical loss payment patterns and have been discounted to their present value using a discount rate of 6.0%. Although the ultimate settlement of these accruals may vary from these estimates, we believe that the amounts provided in our condensed consolidated financial statements are adequate. If actual payments of claims exceed our projected estimates of claims, our insurance accruals could be materially adversely affected.

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Critical Accounting Policies and Estimates (Continued)

Effective October 1, 2002, in response to difficulty in obtaining primary insurance from commercial companies at reasonable rates, we formed a wholly owned insurance subsidiary in order to self-insure a greater portion of our primary professional and general liability risk. This captive subsidiary reinsures risk up to $1.0 million per claim and $3.0 million in the aggregate per hospital and most, if not all, of our approximately 100 employed physicians, and further acts as an excess insurer for all hospitals in combination with three commercial insurance companies. If actual payments of claims exceed projected estimates of claims, our insurance accruals for the insurance subsidiary could be materially adversely affected.

Results of Operations

Three Months Ended March 31, 2003 Compared
    to Three Months Ended March 31, 2002

Net patient service revenue for the three months ended March 31, 2003 (the “2003 Period”) was $646.5 million as compared to $579.9 million for the three months ended March 31, 2002 (the “2002 Period”). This represented an increase in net patient service revenue of $66.6 million or 11.5% Hospitals in operation for the entire 2003 Period and 2002 Period (“same hospitals”) provided $42.4 million of the increase in net patient service revenue, resulting from overall increases in volume and pricing. The remaining increase of $24.2 million included $22.1 million of net patient service revenue from the May 2002 acquisition of a 172-bed hospital and the January 2003 acquisition of a 67-bed hospital and $2.1 million from miscellaneous other revenue.

During the 2003 Period, our hospitals generated total patient days of service and an occupancy rate of 286,523 and 53.0%, respectively, versus 269,317 and 51.6%, respectively, for the 2002 Period. Same hospital patient days and occupancy for the 2003 Period were 262,803 and 51.8%, respectively, versus 258,483 and 50.7%, respectively, for the 2002 Period. Same hospital admissions for our hospitals during the 2003 Period were 58,504, up 2.8% from 56,894 admissions during the 2002 Period. Same hospital adjusted admissions for our hospitals during the 2003 Period were 90,967, up 2.4% from 88,823 adjusted admissions during the 2002 Period.

Our operating expenses (consisting of salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2003 Period were $486.6 million or 75.3% of net patient service revenue as compared to $438.0 million or 75.5% of net patient service revenue for the 2002 Period. Of the total $48.6 million increase, approximately $27.0 million related to same hospitals and was largely attributable to overall increased patient volumes. Another $18.5 million of increased operating expense related to the previously mentioned acquisitions. The remaining increase of $3.1 million represented the net increase in corporate and other operating expenses.

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

During the 2003 Period, our depreciation and amortization costs increased by $3.2 million and interest expense decreased by $0.4 million, as compared to the 2002 Period. The increase in depreciation and amortization resulted primarily from the depreciation associated with the previously mentioned acquisitions. The decrease in interest expense was due primarily to lower interest rates on our outstanding debt during the 2003 Period.

Our income before income taxes was $128.0 million for the 2003 Period as compared to $114.0 million for the 2002 Period, an increase of $14.0 million or 12.3%. Our provision for income taxes was $49.9 million for the 2003 Period as compared to $44.7 million for the 2002 Period. These provisions reflect effective income tax rates of approximately 39.0% for the 2003 Period and 39.25% for the 2002 Period. As a result of the foregoing, our net income was $78.1 million for the 2003 Period, and $69.2 million for the 2002 Period.

Six Months Ended March 31, 2003 Compared
    to Six Months Ended March 31, 2002

Net patient service revenue for the six months ended March 31, 2003 (the “2003 Six Month Period”) was $1,255.9 million, as compared to $1,075.8 million for the six months ended March 31, 2002 (the “2002 Six Month Period”). This represented an increase in net patient service revenue of $180.1 million, or 16.7%. Same hospitals provided $85.9 million of the increase in net patient service revenue, resulting from patient volume and pricing increases. The remaining increase of $94.2 million included $90.6 million of net patient service revenue from the December 2001 acquisition of an 88-bed hospital, the January 2002 acquisition of a 176-bed hospital, a 129-bed hospital and an 85-bed hospital, the May 2002 acquisition of a 172-bed hospital and the January 2003 acquisition of a 67-bed hospital. The remaining increase of $3.6 million is from miscellaneous other revenue.

During the 2003 Six Month Period, our hospitals generated 548,870 total patient days of service and an occupancy rate of 50.5% versus 493,019 and 48.6%, respectively, for the 2002 Six Month Period. Same hospital patient days and occupancy for the 2003 Six Month Period were 464,903 and 49.6%, respectively, versus 451,086 and 47.8%, respectively, for the 2002 Six Month Period. Same hospital admissions for our hospitals during the 2003 Six Month Period were 103,912 up 4.0% from the 99,924 admissions during the 2002 Six Month Period. Same hospital adjusted admissions for our hospitals during the 2003 Period were 163,213, up 3.2% from 158,216 adjusted admissions during the 2002 Period.

Our operating expenses (salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2003 Six Month Period were $967.5 million, or 77.0% of net patient service revenue as compared to $825.0 million or 76.7% of net patient service revenue for the 2002 Six Month Period. Of the total $142.5 million increase, approximately $63.2 million related to same hospitals, which was largely attributable to increased patient volumes. Another $71.7 million of increased operating expenses related to the hospital acquisitions mentioned previously. The remaining increase of $7.6 million represented the net increase in corporate and other operating expenses.

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

During the 2003 Six Month Period, our depreciation and amortization costs increased by $7.7 million and interest expense decreased by $0.7 million, as compared to the 2002 Six Month Period. The increase in depreciation and amortization resulted primarily from the depreciation associated with the acquisitions mentioned previously. The decrease in interest expense was due to lower interest rates on our outstanding debt in the 2003 Six Month Period.

Our income before income taxes was $225.8 million for the 2003 Six Month Period and $197.0 for the 2002 Six Month Period, an increase of $28.8 million, or 14.6%. Our provision for income taxes was $88.1 million for the 2003 Six Month Period as compared to $77.3 million for the 2002 Six Month Period. These provisions reflect effective income tax rates of approximately 39.0% for the 2003 Six Month Period and 39.25% for the 2002 Six Month Period. As a result of the foregoing, our net income was $137.7 million for the 2003 Six Month Period and $119.7 million for the 2002 Six Month Period.

Liquidity and Capital Resources

Liquidity

2003 Six Month Period Cash Flows Compared to 2002 Six Month Period Cash Flows

Our operating cash flows totaled $147.6 million for the 2003 Six Month Period as compared to $171.4 million for the 2002 Six Month Period. The continued positive cash flows from operating activities resulted from our profitability and management of working capital. Our investing activities used $103.1 million and $202.4 million for the 2003 Six Month Period and 2002 Six Month Period, respectively. The decrease was due to fewer acquisitions during the 2003 Six Month Period. Our financing activities used net cash of $7.6 million for the 2003 Six Month Period and provided net cash of $73.8 million for the 2002 Six Month Period. The payment of dividends accounted for the majority of the cash used in the 2003 Six Month Period while increased borrowings to finance acquisitions, offset by purchases of treasury stock, accounted for the majority of the cash provided by financing activities in the 2002 Six Month Period. See the condensed consolidated statements of cash flows for the six months ended March 31, 2003 and 2002 on page 6 of this report.

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Capital Resources

We currently have a 5-year $450 million Credit Agreement (the “Credit Agreement”) due November 30, 2004. The Credit Agreement is a term loan agreement which permits us to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding amounts become due and payable. We may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in our credit rating. Monthly or quarterly interest payments are required depending on the type of loan we choose. The interest rate at March 31, 2003 and 2002 was 2.31% and 2.90%, respectively. As of March 31, 2003 and 2002, there were no amounts outstanding under the Credit Agreement.

We also have a $15 million unsecured revolving credit commitment (“Credit Commitment”) with a bank. The Credit Commitment is a working capital commitment tied to our cash management system, and renews annually on November 1. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank’s prime rate less 1/4%. The interest rate at March 31, 2003 and 2002 was 4.00% and 4.75%, respectively. As of March 31, 2003 and 2002, there were no amounts outstanding under the Credit Commitment.

In addition, we are obligated to pay certain commitment fees based upon amounts available for borrowing during the terms of the credit agreements described above.

The above described credit agreements contain covenants which, without prior consent of the banks, limit certain of our activities, including those relating to mergers, consolidations and our ability to secure additional indebtedness, make guarantees, grant security interests and declare certain dividends. We must also maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage. At March 31, 2003, we were in compliance with these covenants.

On August 16, 2000, we sold $488.8 million face value of Convertible Senior Subordinated Debentures due 2020 (the “Debentures”) for gross proceeds of $287.7 million. The Debentures mature on August 16, 2020 unless converted or redeemed earlier. The Debentures are convertible into our common stock at a conversion rate of 29.5623 shares of common stock for each $1,000 principal amount of the Debentures (equivalent to a conversion price of $19.9125 per share). Interest on the Debentures is payable semiannually in arrears on August 16 and February 16 of each year at a rate of .25% per year on the principal amount at maturity. The rate of cash interest and accrual of original issue discount represent a yield to maturity of 3% per year calculated from August 16, 2000.

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Capital Resources (continued)

Holders may require us to purchase all or a portion of their Debentures on August 16, 2003, August 16, 2008 and August 16, 2013 for a purchase price per Debenture of $635.88, $724.58 and $827.53, respectively, plus accrued and unpaid interest to each purchase date. We may choose to pay the purchase price in cash or registered shares of our common stock or a combination of cash and common stock. In addition, upon a change in control of our company occurring on or before August 16, 2003, each holder may require us to repurchase all or a portion of such holder’s Debentures. We may redeem all or a portion of the Debentures at any time on or after August 16, 2003. Approximately 14.5 million shares of our common stock are reserved for future issuance upon the conversion of the Debentures.

On January 28, 2002, we sold $330.0 million in face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “Notes”) for gross proceeds of approximately $277.0 million. The Notes are our general unsecured obligations and are subordinated in right of payment to our existing and future indebtedness that is not, by its terms, expressly subordinated or equal to in right of payment to the Notes. The Debentures rank equally with the Notes. The Notes mature on January 28, 2022, unless converted or redeemed earlier. Upon the occurrence of certain events, the Notes are convertible into our common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $26.11 per share). The equivalent number of shares associated with the conversion of the Notes become dilutive (and thus would be included in our earnings per share calculation) when our common stock attains a level of $31.33 for at least 20 trading days of the 30 trading days prior to the conversion or the Notes otherwise become convertible. The accrual of the original issue discount represents a yield to maturity of 0.875% per year calculated from January 28, 2002, excluding any contingent interest which could be payable by us under the terms of the Notes.

Holders may require us to purchase all or a portion of their Notes on January 28, 2005, January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per note of $862.07, $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each purchase date. We will pay cash for all Notes so purchased on January 28, 2005. We may choose to pay the purchase price in cash or registered shares of our common stock or a combination of cash and common stock for purchases on or after January 28, 2007. In addition, upon a change in control of our company occurring on or before January 28, 2007, each holder may require us to purchase all or a portion of such holder’s Notes. We may redeem all or a portion of the Notes at any time on or after January 28, 2007. Approximately 10.6 million shares of our common stock is reserved for future issuance upon the conversion of the Notes.

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “plans,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; demographic changes; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payment levels; liability and other claims asserted against us; competition; the loss of any significant ability by us to attract and retain qualified personnel, including physicians, and the availability and terms of capital to fund additional acquisitions or replacement facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained in this report to reflect future events or developments.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

During the three and six months ended March 31, 2003, there were no material changes in the quantitative and qualitative disclosures about market risks presented in Item 7A in our Annual Report on Form 10-K for the year ended September 30, 2002.

Item 4.

Controls and Procedures

(a)

Explanation Of Disclosure Controls And Procedures. Our President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to such officers by others within our company, particularly during the period in which this Form 10-Q was being prepared.

Item 4.

Controls and Procedures (continued)

(b)

Changes In Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective action. As a result, no corrective action was taken.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 2.

Changes in Securities

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on February 18, 2003, the stockholders of the Company elected eight directors of the Company, as follows:

	Votes For	Authority Withheld

William J. Schoen	219,398,079	2,038,879
Joseph V. Vumbacco	219,397,284	2,039,674
Kent P. Dauten	218,155,409	3,281,549
Donald E. Kiernan	217,791,758	3,645,200
Robert A. Knox	219,396,553	2,040,405
Kenneth D. Lewis	219,032,589	2,404,369
William E. Mayberry, M.D.	218,152,951	3,284,007
Randolph W. Westerfield, Ph.D.	218,041,172	3,395,786

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

a.

Exhibits:

See Index to Exhibits located on page 25.

b.

Reports on Form 8-K:

Form 8-K Reporting Date – April 22, 2003

Item Reported –

Item 9. Regulation FD

Item 12. Results of Operations and Financial Conditions

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.
Date: May 9, 2003	By:	/s/ ROBERT E. FARNHAM

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 9, 2003	/s/ JOSEPH V. VUMBACCO

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 9, 2003	/s/ ROBERT E. FARNHAM

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