Form 10-Q
period 2003-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2003-08-13
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒  No ☐

At August 1, 2003, 239,814,739 shares of the Registrant’s Class A Common Stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2003	2002
Net patient service revenue	$647,127	$592,476

Costs and expenses:
Salaries and benefits	245,477	226,587
Supplies and other	185,328	170,163
Provision for doubtful accounts	46,448	45,485
Depreciation and amortization	28,003	24,293
Rent expense	12,466	12,367
Interest, net	3,802	3,557

Total costs and expenses	521,524	482,452

Income before minority interests and income taxes	125,603	110,024
Minority interests in earnings of consolidated entities	1,121	359

Income before income taxes	124,482	109,665

Provision for income taxes	48,561	43,049

Net income	$75,921	$66,616

Net income per share:
Basic	$.32	$.28

Diluted	$.30	$.26

Dividends per share	$.02	$—

Weighted average number of shares outstanding:
Basic	239,108	241,227

Diluted	257,379	260,821

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended June 30,
	2003	2002
Net patient service revenue	$1,903,018	$1,668,245

Costs and expenses:
Salaries and benefits	733,934	641,379
Supplies and other	548,796	477,274
Provision for doubtful accounts	137,772	126,076
Depreciation and amortization	81,203	69,834
Rent expense	36,677	34,862
Interest, net	11,275	11,759

Total costs and expenses	1,549,657	1,361,184

Income before minority interests and income taxes	353,361	307,061
Minority interests in earnings of consolidated entities	3,106	359

Income before income taxes	350,255	306,702
Provision for income taxes	136,613	120,384

Net income	$213,642	$186,318

Net income per share:
Basic	$.89	$.77

Diluted	$.85	$.73

Dividends per share	$.06	$—

Weighted average number of shares outstanding:
Basic	238,790	242,053

Diluted	257,186	261,596

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS	June 30, 2003	September 30, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$248,274	$123,736
Receivables-net	481,964	454,427
Supplies, prepaids and other assets	88,409	79,034
Funds held by trustee	3,080	2,628
Deferred income taxes	44,248	35,961

Total current assets	865,975	695,786
Property, plant and equipment	1,858,862	1,723,343
Less: accumulated depreciation and amortization	(529,135)	(441,561)

Net property, plant and equipment	1,329,727	1,281,782

Other assets:
Funds held by trustee	983	1,450
Excess of cost over acquired net assets, net	354,446	335,313
Deferred charges and other assets	40,344	49,986

Total other assets	395,773	386,749

Total assets	$2,591,475	$2,364,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,247	$132,228
Accrued expenses and other liabilities	134,387	122,678
Income taxes-currently payable and deferred	16,487	11,228
Current maturities of long-term debt	7,777	7,609

Total current liabilities	284,898	273,743
Deferred income taxes	17,406	17,861
Other long-term liabilities	38,116	42,793
Long-term debt	652,803	650,159
Minority interests in consolidated entities	36,115	33,009

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, Class A, $.01 par value, 750,000 shares authorized, 262,238 and 261,067 shares issued at June 30, 2003 and September 30, 2002, respectively	2,622	2,611
Additional paid-in capital	389,734	373,214
Retained earnings	1,470,437	1,271,583

	1,862,793	1,647,408
Less: treasury stock, 22,500 shares of common stock at cost at both June 30, 2003 and September 30, 2002	(300,656)	(300,656)

Total stockholders’ equity	1,562,137	1,346,752

Total liabilities and stockholders’ equity	$2,591,475	$2,364,317

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$213,642	$186,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,203	69,834
Provision for doubtful accounts	137,772	126,076
(Gain) loss on sale of fixed assets	(363)	542

Changes in assets and liabilities:
Receivables	(163,986)	(157,252)
Supplies and other current assets	(9,299)	(8,716)
Deferred charges and other assets	1,512	(6,699)
Accounts payable	(4,221)	36,044
Accrued expenses and other liabilities	10,398	17,518
Income taxes-currently payable and deferred	(362)	20,467
Other long term liabilities	(575)	(584)

Net cash provided by operating activities	265,721	283,548

Cash flows from investing activities:
Acquisition of facilities, net of cash acquired	(19,269)	(267,120)
Additions to property, plant and equipment	(123,321)	(81,913)
Proceeds from sale of property, plant and equipment	774	40,405
Proceeds from sale of minority interests in consolidated entities	—	32,000

Net cash used in investing activities	(141,816)	(276,628)

Cash flows from financing activities:
Proceeds from long-term borrowings, net of issuance costs	9,782	455,457
Principal payments on debt	(6,969)	(261,245)
Decrease (increase) in funds held by trustee	15	(304)
Purchases of treasury stock	—	(126,893)
Payment of dividends	(14,608)	—
Proceeds from issuance of common stock	12,413	5,422

Net cash provided by financing activities	633	72,437

Net increase in cash and cash equivalents	124,538	79,357
Cash and cash equivalents at beginning of period	123,736	70,263

Cash and cash equivalents at end of period	$248,274	$149,620

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2002 has been derived from the audited consolidated financial statements included in the 2002 Annual Report on Form 10-K of Health Management Associates, Inc. (the “Company”). The interim condensed consolidated financial statements at June 30, 2003, and for the three and nine month periods ended June 30, 2003 and 2002 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of the Company’s management, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. The Company’s results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules. The interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K.

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

2.    Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As a result, pro forma disclosure of alternative fair value accounting is required under Financial Accounting Standards Board (“FASB”) Statement of Accounting Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation utilizing an option valuation model.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    Stock Compensation (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$75,921	$66,616	$213,642	$186,318
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,429	3,394	9,767	9,675

Pro forma net income	$72,492	$63,222	$203,875	$176,643

Pro forma earnings per share:
Basic – as reported	$.32	$.28	$.89	$.77
Basic – pro forma	$.30	$.26	$.85	$.73
Diluted – as reported	$.30	$.26	$.85	$.73
Diluted – pro forma	$.28	$.25	$.80	$.70

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Numerator for basic earnings per share-net income	$75,921	$66,616	$213,642	$186,318
Effect of convertible debt	1,393	1,355	4,180	4,065

Numerator for diluted earnings per share	$77,314	$67,971	$217,822	$190,383

Denominator:
Denominator for basic earnings per share-weighted average shares	239,108	241,227	238,790	242,053
Effect of dilutive securities:
Employee stock options	3,822	5,145	3,947	5,094
Convertible debt	14,449	14,449	14,449	14,449

Denominator for diluted earnings per share	257,379	260,821	257,186	261,596

Basic earnings per share	$.32	$.28	$.89	$.77

Diluted earnings per share	$.30	$.26	$.85	$.73

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

The Company announced on March 20, 2003, the signing of a definitive agreement to acquire Providence Yakima Medical Center in Yakima, Washington and Providence Toppenish Hospital in Toppenish, Washington, a 289-bed acute care hospital system. The transaction is expected to close during the fourth quarter of the Company’s fiscal year ending September 30, 2003.

The Company announced on July 9, 2003, the negotiation of a definitive agreement to acquire Walton Medical Center in Monroe, Georgia, a 135-bed acute care hospital. The transaction is subject to the review and approval of the Georgia Attorney General’s office pursuant to applicable state law. This transaction is expected to be completed during the fourth quarter of the Company’s fiscal year ending September 30, 2003.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. The Company does not expect this new interpretation to have a material effect on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Based on the Company’s preliminary review, the Company does not expect this new interpretation to have a material effect on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of SFAS No. 148 did not have an impact on the Company’s consolidated financial position or consolidated results of operations.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    Subsequent Events

On July 15, 2003, the Company announced that it intends to redeem its Convertible Senior Subordinated Debentures due 2020 (the “Debentures”) for cash on August 16, 2003, in accordance with the terms of the Debentures and their governing Indenture. The Debentures had an accreted value of approximately $309,800,000 at June 30, 2003.

On July 29, 2003, the Company sold $500,000,000 principal amount of 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). Also, on August 8, 2003, the Company sold an additional $75,000,000 principal amount of the 2023 Notes pursuant to a 13-day option granted to the initial purchasers.

The 2023 Notes accrue interest at an annual rate of 1.50% and interest is payable semi-annually in arrears. The 2023 Notes mature on August 1, 2023 and are callable by the Company during their term on or after August 5, 2008. Holders will have the right to require the Company to redeem the 2023 Notes on August 1, 2006, August 1, 2008, August 1, 2013 and August 1, 2018 or upon the occurrence of a fundamental change to the Company, in each case at 100% of their principal amount plus accrued but unpaid interest.

The 2023 Notes will be convertible upon the occurrence of certain events into the Company’s common stock at a conversion rate of 36.5097 shares per $1,000 principal amount of 2023 Notes, which is equivalent to a conversion price of $27.39 per share.

The Company intends to use a portion of the net proceeds from the sale of the 2023 Notes to redeem the Debentures and will use the remaining portion of the net proceeds from the offering of the 2023 Notes for general corporate purposes.

On July 29, 2003, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.02 per share of the Company’s class A common stock payable on September 2, 2003 to stockholders of record at the close of business on August 11, 2003.

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

Professional Liability Insurance Claims

Through September 30, 2002, we were insured for professional liability risks under a “claims-made” basis policy, whereby each claim was covered up to $1.0 million per occurrence, subject to a $100,000 deductible (with an annual deductible cap of $6.1 million). Liabilities in excess of these amounts were covered through a combination of limits provided by commercial insurance companies and a self-insurance program.

Accruals for self-insured professional liability risks are determined using asserted and unasserted claims identified by our incident reporting system and actuarially determined estimates based both on industry and our own historical loss payment patterns and have been discounted to their present value using a discount rate of 6.0%. Although the ultimate settlement of these accruals may vary from these estimates, we believe that the amounts provided in our condensed consolidated financial statements are adequate. If actual payments of claims exceed our projected estimates of claims, our insurance accruals could be materially adversely affected.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net patient service revenue for the three months ended June 30, 2003 (the “2003 Period”) was $647.1 million as compared to $592.5 million for the three months ended June 30, 2002 (the “2002 Period”). This represented an increase in net patient service revenue of $54.6 million or 9.2%. Hospitals in operation for the entire 2003 Period and 2002 Period (“same hospitals”) provided $40.5 million of the increase in net patient service revenue, resulting from overall increases in volume and pricing. The remaining increase of $14.1 million included $12.6 million of net patient service revenue from the May 2002 acquisition of a 172-bed hospital and the January 2003 acquisition of a 67-bed hospital and $1.5 million from miscellaneous other revenue.

During the 2003 Period, our hospitals generated total patient days of service and an occupancy rate of 264,548 and 47.5%, respectively, versus 253,049 and 48.3%, respectively, for the 2002 Period. Same hospital patient days and occupancy for the 2003 Period were 239,247 and 46.0%, respectively, versus 235,798 and 47.0%, respectively for the 2002 Period. Same hospital admissions for our hospitals during the 2003 Period were 54,260, up 1.5% from 53,468 admissions during the 2002 Period. Same hospital adjusted admissions, which adjusts admissions for outpatient volume, for our hospitals during the 2003 Period were 86,997, up 1.5% from 85,682 adjusted admissions during the 2002 Period.

Our operating expenses (consisting of salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2003 Period were $489.7 million or 75.7% of net patient service revenue as compared to $454.6 million or 76.7% of net patient service revenue for the 2002 Period. Of the total $35.1 million increase, approximately $23.2 million related to same hospitals and was largely attributable to overall increased patient volumes. Another $9.8 million of increased operating expense related to the previously mentioned acquisitions. The remaining increase of $2.1 million represented the net increase in corporate and other operating expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the 2003 Period, our depreciation and amortization costs increased by $3.7 million and interest expense increased by $0.2 million, as compared to the 2002 Period. The increase in depreciation and amortization resulted primarily from the depreciation associated with the previously mentioned acquisitions. The increase in interest expense was due primarily to higher outstanding debt during the 2003 Period.

Our income before income taxes was $124.5 million for the 2003 Period as compared to $109.7 million for the 2002 Period, an increase of $14.8 million or 13.5%. Our provision for income taxes was $48.6 million for the 2003 Period as compared to $43.0 million for the 2002 Period. These provisions reflect effective income tax rates of approximately 39.0% for the 2003 Period and 39.25% for the 2002 Period. As a result of the foregoing, our net income was $75.9 million for the 2003 Period, and $66.6 million for the 2002 Period.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Net patient service revenue for the nine months ended June 30, 2003 (the “2003 Nine Month Period”) was $1,903.0 million, as compared to $1,668.2 million for the nine months ended June 30, 2002 (the “2002 Nine Month Period”). This represented an increase in net patient service revenue of $234.8 million, or 14.1%. Hospitals in operation for the entire 2003 Nine Month Period and 2002 Nine Month Period (“same hospitals”) provided $124.1 million of the increase in net patient service revenue, resulting from patient volume increases and pricing increases. The remaining increase of $110.7 million included $105.4 million of net patient service revenue from the December 2001 acquisition of an 88-bed hospital, the January 2002 acquisition of a 176-bed hospital, a 129-bed hospital and an 85-bed hospital, the May 2002 acquisition of a 172-bed hospital and the January 2003 acquisition of a 67-bed hospital. The remaining increase of $5.3 million is from miscellaneous other revenue.

During the 2003 Nine Month Period, our hospitals generated 813,418 total patient days of service and an occupancy rate of 49.5% versus 746,068 and 48.5%, respectively, for the 2002 Nine Month Period. Same hospital patient days and occupancy for the 2003 Nine Month Period were 686,252 and 48.5%, respectively, versus 669,819 and 47.8%, respectively, for the 2002 Nine Month Period. Same hospital admissions for our hospitals during the 2003 Nine Month Period were 153,501 up 3.2% from the 148,771 admissions during the 2002 Nine Month Period. Same hospital adjusted admissions, which adjusts admissions for outpatient volume, for our hospitals during the 2003 Period were 243,084, up 2.7% from 236,654 adjusted admissions during the 2002 Period.

Our operating expenses (salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2003 Nine Month Period were $1,457.2 million, or 76.6% of net patient service revenue as compared to $1,279.6 million or 76.7% of net patient service revenue for the 2002 Nine Month Period. Of the total $177.6 million increase, approximately $86.6 million related to same hospitals, which was largely attributable to increased patient volumes. Another $81.2 million of increased operating expenses related to the hospital acquisitions mentioned previously. The remaining increase of $9.8 million represented the net increase in corporate and other operating expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the 2003 Nine Month Period, our depreciation and amortization costs increased by $11.4 million and interest expense decreased by $0.5 million, as compared to the 2002 Nine Month Period. The increase in depreciation and amortization resulted primarily from the depreciation associated with the acquisitions mentioned previously. The decrease in interest expense was due to lower interest rates on our outstanding debt in the 2003 Nine Month Period.

Our income before income taxes was $350.3 million for the 2003 Nine Month Period and $306.7 for the 2002 Nine Month Period, an increase of $43.6 million, or 14.2%. Our provision for income taxes was $136.6 million for the 2003 Nine Month Period as compared to $120.4 million for the 2002 Nine Month Period. These provisions reflect effective income tax rates of approximately 39.0% for the 2003 Nine Month Period and 39.25% for the 2002 Nine Month Period. As a result of the foregoing, our net income was $213.6 million for the 2003 Nine Month Period and $186.3 million for the 2002 Nine Month Period.

Liquidity and Capital Resources

Liquidity

2003 Nine Month Period Cash Flows Compared to 2002 Nine Month Period Cash Flows

Our operating cash flows totaled $265.7 million for the 2003 Nine Month Period as compared to $283.5 million for the 2002 Nine Month Period. The continued positive cash flows from operating activities resulted from our profitability and management of working capital. Our investing activities used $141.8 million and $276.6 million for the 2003 Nine Month Period and 2002 Nine Month Period, respectively. The decrease was due to fewer acquisitions during the 2003 Nine Month Period. Our financing activities provided net cash of $0.6 million for the 2003 Nine Month Period and provided net cash of $72.4 million for the 2002 Nine Month Period. The payment of dividends accounted for the majority of the cash we used in the 2003 Nine Month Period offset by proceeds from stock option exercises while increased borrowings to finance acquisitions, offset by purchases of treasury stock and payments of debt, accounted for the majority of the cash provided in the 2002 Nine Month Period. See the condensed consolidated statements of cash flows for the nine months ended June 30, 2003 and 2002 on page 6 of this report.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources

We currently have a 5-year $450 million Credit Agreement (the “Credit Agreement”) due November 30, 2004. The Credit Agreement is a term loan agreement which permits us to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding amounts become due and payable. We may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan (LIBOR interest rate). The interest rate for a Eurodollar Rate Loan is currently LIBOR plus 1.00 percent, and will increase or decrease in relation to a change in our credit rating. Monthly or quarterly interest payments are required depending on the type of loan we choose. The interest rate at June 30, 2003 and 2002 was 2.11% and 2.90%, respectively. As of June 30, 2003 and 2002, there were no amounts outstanding under the Credit Agreement.

We also have a $15 million unsecured revolving credit commitment (“Credit Commitment”) with a bank. The Credit Commitment is a working capital commitment tied to our cash management system, and renews annually on November 1. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank’s prime rate less .25%. The interest rate at June 30, 2003 and 2002 was 3.75% and 4.50%, respectively. As of June 30, 2003 and 2002, there were no amounts outstanding under the Credit Commitment.

In addition, we are obligated to pay certain commitment fees based upon amounts available for borrowing during the terms of the credit agreements described above.

The above described credit agreements contain covenants which, without prior consent of the banks, limit certain of our activities, including those relating to mergers, consolidations and our ability to secure additional indebtedness, make guarantees, grant security interests and declare certain dividends. We must also maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage. At June 30, 2003, we were in compliance with these covenants.

On August 16, 2000, we sold $488.8 million face value of Convertible Senior Subordinated Debentures due 2020 (the “Debentures”) for gross proceeds of $287.7 million. The Debentures mature on August 16, 2020 unless converted or redeemed earlier. Interest on the Debentures is payable semiannually in arrears on August 16 and February 16 of each year at a rate of .25% per year on the principal amount at maturity. The rate of cash interest and accrual of original issue discount represent a yield to maturity of 3% per year calculated from August 16, 2000. The Debentures had an accreted value of approximately $309,800,000 at June 30, 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources (continued)

On July 15, 2003, we announced our intent to redeem the Debentures for cash on August 16, 2003 in accordance with the terms of the Debentures and their governing Indenture. Prior to the redemption, the Debentures are convertible into shares of our common stock at a conversion rate of 29.5623 shares of common stock for each $1,000 principal amount of the Debentures. Approximately 14.5 million shares of our common stock are reserved for issuance upon the conversion of the Debentures. The Debenture redemption will require approximately $311,000,000, which will be obtained from a portion of the proceeds we received from our sale of 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”), as described below.

On July 29, 2003, we sold $500,000,000 principal amount of the 2023 Notes. Also, on August 8, 2003, we sold an additional $75,000,000 principal amount of the 2023 Notes pursuant to a 13-day option granted to the initial purchasers.

The 2023 Notes accrue interest at an annual rate of 1.50% and interest is payable semi-annually in arrears. The 2023 Notes mature on August 1, 2023 and are callable by us during their term on or after August 5, 2008. Holders will have the right to require us to redeem the 2023 Notes on August 1, 2006, August 1, 2008, August 1, 2013 and August 1, 2018 or upon the occurrence of a fundamental change to our Company, in each case at 100% of their principal amount plus accrued but unpaid interest.

The 2023 Notes will be convertible upon the occurrence of certain events into our common stock at a conversion rate of 36.5097 shares per $1,000 principal amount of 2023 Notes, which is equivalent to a conversion price of $27.39 per share.

We will use a portion of the net proceeds from the sale of the 2023 Notes to redeem the Debentures and will use the remaining portion of the net proceeds from the offering of the 2023 Notes for general corporate purposes.

On January 28, 2002, we sold $330.0 million in face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “Notes”) for gross proceeds of approximately $277.0 million. The Notes are our general unsecured obligations and are subordinated in right of payment to our existing and future indebtedness that is not, by its terms, expressly subordinated or equal to in right of payment to the Notes. The Company’s Debentures and 2023 Notes rank equally with the Notes. The Notes mature on January 28, 2022, unless converted or redeemed earlier. Upon the occurrence of certain events, the Notes are convertible into our common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of the Notes. The equivalent number of shares associated with the conversion of the Notes become dilutive (and thus would be included in our earnings per share calculation) when our common stock attains a level of $31.33 for at least 20 trading days of the 30 trading days prior to the conversion or the Notes otherwise become convertible. The accrual of the original issue discount represents a yield to maturity of 0.875% per year calculated from January 28, 2002, excluding any contingent interest which could be payable by us under the terms of the Notes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources (continued)

Holders may require us to purchase all or a portion of their Notes on January 28, 2005, January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per note of $862.07, $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each purchase date. We will pay cash for all Notes so purchased on January 28, 2005. We may choose to pay the purchase price in cash or registered shares of our common stock or a combination of cash and common stock for purchases on or after January 28, 2007. In addition, upon a change in control of our company occurring on or before January 28, 2007, each holder may require us to purchase all or a portion of such holder’s Notes. We may redeem all or a portion of the Notes at any time on or after January 28, 2007. Approximately 10.6 million shares of our common stock are reserved for future issuance upon the conversion of the Notes.

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

During the three and nine months ended June 30, 2003, there were no material changes in the quantitative and qualitative disclosures about market risks presented in Item 7A in our Annual Report on Form 10-K for the year ended September 30, 2002.

Item 4.    Controls and Procedures

(a)	Evaluation Of Disclosure Controls And Procedures. Our President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

(b)	Changes In Internal Controls Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits:

See Index to Exhibits located on page 23.

b.	Reports on Form 8-K:

1.    Form 8-K Reporting Date – July 22, 2003

Item Reported –

Item 12. Results of Operations and Financial Conditions (Reported under Item 9).

2. Form 8-K Reporting Date – July 24, 2003

Item Reported –

Item 5. Other Events and Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: August 12, 2003	By:	/s/ Robert E. Farnham
Robert E. Farnham Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

Not applicable.

(3)	(i) Articles of Incorporation

3.1	Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

3.2	Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

(ii) By-laws

3.3	The By-laws, as amended, previously filed and included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures.

The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

4.1	Specimen Stock Certificate, previously filed and included as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

4.5	Credit Agreement by and among Health Management Associates, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and as Lender, First Union National Bank, as Syndication Agent and as Lender, and the Chase Manhattan Bank, as Syndication Agent and as Lender, and The Lenders Party thereto From Time To Time, dated November 30, 1999, previously filed and included as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

4.6	Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc. pertaining to a $15 million working capital and cash management line of credit, previously filed and included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

INDEX TO EXHIBITS (Continued)

4.7	Indenture dated as of August 16, 2000 between Health Management Associates, Inc. and First Union National Bank, as Trustee, pertaining to the $488.7 million face value of Convertible Senior Subordinated Debentures due 2020 (includes form of Convertible Senior Subordinated Debenture due 2020), previously filed and included as Exhibit 4.1(1) to the Company’s Form S-3 Registration Statement (Registration No. 33-48820) filed October 27, 2000, is incorporated herein by reference.

4.8	Indenture dated as of January 28, 2002, by and between Health Management Associates, Inc. and First Union National Bank, as Trustee, pertaining to the $330.0 million face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (includes form of Zero-Coupon Convertible Senior Subordinated Note due 2022), previously filed and included as Exhibit 4(a) to the Company’s Form 8-K dated February 13, 2002, is incorporated herein by reference.

(10)	Material contracts.

10.1 Amendment No. 10 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors.

(11)	Statement re computation of per share earnings.

Not applicable.

(15)	Letter re unaudited interim financial information.

Not applicable.

(18)	Letter re change in accounting principles.

Not applicable.

(19)	Report furnished to security holders.

Not applicable.

(22)	Published report regarding matters submitted to vote of security holders.

Not applicable.

(23)	Consents of experts and counsel.

Not applicable.

INDEX TO EXHIBITS (Continued)

(24)	Power of attorney.

Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1    Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Section 1350 Certification.

32.1    Section 1350 Certification.

(99)	Additional exhibits.

Not applicable.