Form 10-K
period 2003-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2003-12-24
CIK 792985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from _____________ to _______________

Commission File Number 001-11141

HEALTH MANAGEMENT ASSOCIATES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	61-0963645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5811 Pelican Bay Boulevard, Suite 500
Naples, Florida 34108-2710
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (239) 598-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Zero-Coupon Convertible Senior Subordinated Notes due 2022

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒       No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes    ☒       No    ☐

As of December 16, 2003, there were 242,786,806 shares of the Registrant’s Class A Common Stock, par value $.01 per share outstanding. As of March 31, 2003 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,402,757,273, as determined by reference to the listed price of the Registrant’s Class A Common Stock as of the close of business on such day. The aggregate market value of the voting stock held by non-affiliates of the Registrant is $5,397,785,907, as determined by reference to the listed price of the Registrant’s Class A Common Stock as of the close of business on December 16, 2003.

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on February 17, 2004, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
HEALTH MANAGEMENT ASSOCIATES, INC.
Fiscal year ended September 30, 2003

Note:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on February 17, 2004, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

i

PART I

Item 1.   Business

Overview

     Through our subsidiaries, we own and operate general acute care hospitals and psychiatric hospitals in non-urban communities. As of September 30, 2003, we operated 47 hospitals, consisting of 45 acute care hospitals with a total of 6,337 licensed beds and two psychiatric hospitals with a total of 142 licensed beds. Our fiscal year runs from October 1 through September 30. During the twelve months ended September 30, 2003, which we refer to as fiscal 2003, we operated facilities located in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia. During fiscal 2003, our general acute care hospitals contributed substantially all of our consolidated net patient service revenues.

     Services provided by our hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, behavioral health services and psychiatric care and, in several of our hospitals, specialized services such as open-heart surgery and neuro-surgery. Our facilities benefit from corporate resources, such as purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

     Our class A common stock is listed on the New York Stock Exchange under the symbol “HMA,” and is included within the Standard and Poor’s 500 Index. On January 7, 2003, for the second consecutive year, we were named to the Forbes Platinum 400—The Best Big Companies in America. We were incorporated in Delaware in 1979 but began operations through our current subsidiary, Hospital Management Associates, Inc., which was formed in 1977. We became a public company in 1991.

Recent Transactions

     We proactively identify acquisition targets in addition to responding to requests for proposals from entities that are seeking to sell or lease hospital facilities. As a result, we generally enter into several agreements to acquire additional hospital facilities during our fiscal year. Generally, at any given time, we are actively involved in negotiations concerning possible acquisitions. Our recent transactions include the following:

•

On November 1, 2003, we acquired five non-urban hospitals from subsidiaries of Tenet Healthcare Corporation. The five hospitals acquired included Seven Rivers Community Hospital, a 128-bed hospital located in Crystal River, Florida; Harton Regional Medical Center, a 137-bed hospital located in Tullahoma, Tennessee; University Medical Center, a two-campus 257-bed hospital located in Lebanon, Tennessee; Three Rivers Health Care, a two-campus 423-bed hospital located in Poplar Bluff, Missouri; and Twin Rivers Regional Medical Center, a 116-bed hospital located in Kennett, Missouri. The aggregate cost of this acquisition was approximately $515.0 million. This acquisition also represented our initial operations in the State of Missouri.

•

On October 3, 2003, we received approval from the State of Florida Agency for Health Care Administration to construct our proposed 100-bed Collier Regional Medical Center in southeast Collier County, Florida. Pending any appeal that might be made, we anticipate beginning construction of this hospital in the next 12 months. The cost of the project is expected to be approximately $75.0 million.

•	On September 15, 2003, we acquired Walton Medical Center, a 135-bed hospital located in Monroe, Georgia. The aggregate cost of this acquisition was approximately $40.0 million.

•

On August 15, 2003, we acquired the assets of Providence Yakima Medical Center located in Yakima, Washington and Providence Toppenish Hospital located in Toppenish, Washington, a 289-bed acute care hospital system. The aggregate cost of this acquisition was approximately $82.7 million. This transaction also represented our first geographic expansion into the northwestern United States and the State of Washington.

•

On January 1, 2003, we acquired, pursuant to a 40-year lease, the Madison County Medical Center, a 67-bed acute care hospital located in Canton, Mississippi. The aggregate cost of this acquisition was approximately $9.7 million.

Market

     Our market for operating and acquiring acute care hospitals is primarily non-urban areas of 30,000 to 400,000 people in the southeastern and southwestern United States. Typically, the acute care hospitals we acquire are, or can become, the sole or preferred provider of health care services in their market areas. Our target markets generally have the following characteristics:

•	A history of being medically underserved. We believe that we can enhance and increase the level and quality of health care services in many underserved markets.

•	A growing elderly population. We believe that this growing population uses a higher volume of the services our hospitals provide.

•

The existence of patient outmigration trends to urban medical centers. In many instances, based on community needs, we believe that we can recruit new physicians based on community need and purchase the new equipment necessary to reverse outmigration trends.

•

States in which a certificate of need is required to construct a new hospital facility or add licensed beds to an existing hospital facility. We believe that states which require certificates of need have higher barriers to entry and, in many instances, permit us to be the sole or preferred service provider in a geographic area.

•	Areas in which marketing does not play a major role in patients’ selection of health care.

Business Strategy

     Our business strategy is to efficiently and profitably operate our existing hospitals, acquire additional hospitals in non-urban communities and provide quality health care.

     Improve Operations of Existing Hospitals

     For our existing hospitals, we seek to increase our patient revenue by providing quality health care necessary to increase admissions and outpatient business. These hospitals are administered and directed on a local basis by each hospital’s chief executive officer. A key element of our strategy is establishing and maintaining cooperative relationships with our physicians. We maintain a physician recruitment program that is designed to attract and retain qualified specialists and other physicians, in conjunction with our existing physicians and community needs, so that we can broaden the services offered by our hospitals.

     Our hospitals also increase admissions and outpatient business through the implementation of selective marketing programs. The marketing program for each hospital is directed by the hospital’s chief executive officer and is generally tailored to best suit the particular geographic, demographic and economic characteristics of the hospital’s particular market area.

     In addition, we pursue various clinical means to increase the utilization of the services provided by our hospitals, particularly emergency and outpatient services. These include our “Nurse First” emergency service program, which provides for a well- qualified nurse to quickly assess the condition of patients upon arrival in our emergency rooms; our “ProMed” program, an emergency room clinical pathway support service; “MedKeyTM”, a plastic identification and patient information card that streamlines the registration process; and “One Call Scheduling”, a dedicated phone system that physicians and other medical personnel can use to schedule various diagnostic tests and services at one time.

     Acquire Additional Hospitals

     For acquisitions, we generally seek to acquire acute care hospitals in market areas consisting primarily of rural and non-urban areas of 30,000 to 400,000 people in the southeastern and southwestern United States. Typically, the acute care hospitals we acquire are, or can become, the provider of choice for health care services in their market areas. When we evaluate potential acquisitions, we require that a hospital’s market service area have a demonstrated need for the hospital, along with an established physician base that can benefit from our ability to attract additional, qualified physicians to the area, based on community needs.

     Many of the hospitals we acquire are under-performing at the time of acquisition. Upon acquiring a hospital, we conduct a thorough review and, where appropriate, retain current administrative leadership. We also take several other steps, including, among other things, employing a well-qualified chief executive officer, chief financial officer and chief nursing officer, implementing our proprietary management information system (the PULSE SystemTM) and other technological enhancements, recruiting physicians, establishing additional quality assessment and efficiency measures, introducing volume purchasing under company-wide agreements, and spending the necessary capital to renovate facilities and upgrade equipment. Our PULSE SystemTM and the other technological enhancements that we implement provide each hospital’s chief executive officer, chief financial officer, and chief nursing officer with the financial and operational information necessary to operate the hospital efficiently and effectively. Based on the information gathered, we can also assist physicians in appropriate case management.

     We believe that we operate each hospital we acquire in an efficient manner to improve the services it offers. We strive to provide at least 90% of the acute care needs of each community our hospitals serve as well as reduce the outmigration of potential patients to hospitals in larger urban areas. Generally, we have been successful in achieving a significant improvement in the operating performance of our newly acquired facilities within 12-24 months of acquisition, and seek to recover our cash investment in four years or less. Once a facility has matured, we generally achieve additional growth through the continued growth of physicians’ practices and the recruitment of physicians based on community needs, expansion of health care services offered and favorable demographic trends.

     Provide Quality Health Care

     We continually seek to improve the quality of the health care services we deliver with the help of our company-wide proprietary QSM patient quality management program. Surveyed patient’s are asked to fill out a confidential survey that seeks their perception of the hospital’s health care services, including medical treatment, nursing care, the hospital’s attention to patient concerns, the administration process, cleanliness of the facility, and the quality of dietary services. Each hospital management team utilizes information provided by our QSM program to improve and enhance services. The overall results in our QSM program for fiscal 2003 indicated that 95% of our inpatients and emergency room patients surveyed and 98% of our outpatients surveyed rated their experience at one of our hospitals as good or excellent.

     We believe that our commitment to quality health care is evidenced by the achievements and accomplishments awarded to our hospitals by independent companies that rate the quality of health care organizations. During fiscal 2003, such achievements and accomplishments included the following:

•

22 of our hospitals were surveyed by the Joint Commission on Accreditation of Health Care Organizations (“JCAHO”). The hospitals that were surveyed in fiscal 2003 received an average grade of 94 out of 100.

•

Charlotte Regional Medical Center in Punta Gorda, Florida, was named, for the fourth time, one of the Top 100 Cardiac Hospitals in America by Solucient, Inc., a provider of independent annual studies that measure the effectiveness of hospitals’ clinical practices, operations and financial management.

•

Williamson Memorial Hospital in Williamson, West Virginia, and Jamestown Regional Medical Center in Jamestown, Tennessee, were selected as two of the United States’ top performing hospitals according to Solucient, Inc.‘s 100 Top Hospitals.

•

Community Hospital of Lancaster in Lancaster, Pennsylvania received its first accreditation by the JCAHO last year. Prior to our acquisition of the hospital in 1999, it had been operating for more than 50 years without JCAHO accreditation, and within four years of our acquisition of the facility, it became fully accredited.

•	Woman’s Hospital at River Oaks in Flowood, Mississippi received a JCAHO score of 98 out of 100, reflecting our commitment to delivering high quality women’s health care services.

•

East Georgia Regional Medical Center’s Cardiopulmonary Services Unit in Statesboro, Georgia received a perfect score of 100 from the JCAHO last year and was awarded its Gold Seal of Approval™ for its outstanding achievement.

     Utilize Efficient Management

     We consider our management structure to be decentralized. Our hospitals are run by experienced chief executive officers, chief financial officers and chief nursing officers who have both the authority and responsibility for day-to-day hospital operations. Incentive compensation programs have been implemented to reward such managers for accomplishing established goals. We employ a relatively small corporate staff to provide services such as systems design and development, training, human resource management, reimbursement, technical accounting support, purchasing, risk management and construction management. We maintain centralized financial control through fiscal and accounting policies established at the corporate level for use at all of our hospitals. Financial information is consolidated at the corporate level through our proprietary PULSE SystemTM and is monitored daily by our management team. We also participate in a group purchasing organization with other proprietary hospital systems for the purchase of medical equipment and supplies. This participation allows us to obtain lower costs for medical equipment and supplies by leveraging the buying power of the organization’s members.

Selected Operating Statistics

     The following table sets forth selected operating statistics for our hospitals for the periods and dates indicated.

	Year Ended September 30,
	2003	2002	2001
Total hospitals owned or leased as of the end of each period	47	43	38
Licensed beds as of the end of each period (1)	6,479	5,903	5,318
Admissions (2)	235,434	216,256	187,062
Adjusted admissions (3)	373,936	344,155	291,545
Surgeries (4)	209,103	203,502	173,528
Patient days (5)	1,079,865	1,000,480	880,624
Acute care average length of stay in days (6)	4.4	4.4	4.5
Occupancy rate (7)	48.5%	47.9%	47.2%
Outpatient utilization (8)	37.0%	37.2%	35.7%
Earnings margin, before interest , taxes, depreciation, and amortization (9)	23.0%	22.8%	23.0%

(1)	Licensed beds are beds for which a hospital has obtained approval to operate from the applicable state licensing agency.

(2)	Admissions are patients admitted to our hospitals for inpatient treatment. This statistic is used both by our management and by investors as a measure of inpatient volume.

(3)

Adjusted admissions are total admissions adjusted for outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient charges and gross outpatient charges and then dividing the resulting amount by gross inpatient charges. The adjusted admissions computation “equates” outpatient charges to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume. This statistic is used both by our management and by investors as a measure of inpatient and outpatient volume.

(4)	The number of surgeries includes both inpatient and outpatient surgeries. This statistic is used by our management and by investors as one component of overall patient volumes and business trends.

(5)	Patient days is the number of inpatient days a patient is admitted into a hospital. This statistic is used by our management and by investors as a measure of inpatient volume.

(6)	Represents the average number of days admitted patients stay in our hospitals. This statistic is used by our management and by investors as a measure of our utilization of resources.

(7)

Hospital occupancy rates are affected by many factors, including the population size and general economic conditions within a market service area, the degree of variation in medical and surgical products, outpatient use of hospital services, quality and treatment availability at competing hospitals, and seasonality.

(8)

Represents outpatient revenue as a percent of total patient service revenue. Total patient service revenue is defined as revenue from all sources before deducting contractual allowances and discounts from established billing rates.

(9)

Our earnings margin, before interest, taxes, depreciation and amortization, is referred to as EBITDA. EBITDA does not represent cash flows from operations as defined by generally accepted accounting principles in the United States, commonly known as GAAP, and should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of our liquidity. Nevertheless, we believe that providing non-GAAP information regarding EBITDA is important for investors, as it provides a measure of liquidity and performance. The table below reconciles the GAAP information to EBITDA.

	Year Ended September 30,
	2003	2002	2001
	(in thousands)
Net patient service revenue	$2,560,576	$2,262,601	$1,879,801

Income before income taxes	458,736	405,662	320,951
Add:
Interest, net	14,915	15,543	19,970
Depreciation and amortization (a)	114,795	95,328	90,646

EBITDA	$ 588,446	$ 516,533	$ 431,567

EBITDA margin = EBITDA/net patient service revenue	23.0%	22.8%	23.0%
(a)	Includes writeoff of deferred financing costs for fiscal 2003.

Competition

     Existing hospitals

     In many of the geographic areas in which we operate, there are other hospitals that provide services comparable to those offered by our hospitals. Generally, such competition is limited to a single or small number of competitors in each hospital’s respective market service area. In fact, with respect to the delivery of general acute care services, we believe that most of our hospitals face less competition in their immediate market service areas than they would likely face in larger communities. In market service areas where our hospitals do face increased competition, we believe that they distinguish themselves based on the quality and scope of medical services they provide.

     Certain of our competitors may have greater resources than we do, may be better equipped than we are and could offer a broader range of services than we do. For example, some hospitals that compete with us are owned by governmental agencies and are supported by tax revenues, and others are owned by not-for-profit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to our hospitals. In addition, outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also affect the health care marketplace.

     A majority of our hospitals are located in states that have certificate of need laws. These laws limit competition by placing regulations on the construction of new hospital or health care facilities, the addition of new beds, or the addition of significant new services. We believe that such states have higher barriers to entry and, in many instances, permit us to be the sole or preferred service provider in a geographic area.

     The competitive position of our hospitals is also increasingly affected by our ability to negotiate service contracts with purchasers of group health care services. Such purchasers include employers, preferred provider organizations, or PPOs, and health maintenance organizations, or HMOs. PPOs and HMOs attempt to direct and control the use of hospital services by managing care and either receive discounts from a hospital’s established charges or pay based on a fixed per diem or a capitated basis, where hospitals receive fixed periodic payments based on the number of members of the organization regardless of the actual services provided. To date, HMOs have not affected the competitive position of our hospitals. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. In return, hospitals secure commitments for a larger number of potential patients. We believe that we have been proactive in establishing or joining such programs to maintain, and even increase, hospital services. We also believe that we are able to compete effectively in our markets, and do not believe such programs will have a significant adverse impact on our business or operations.

     We are in an industry that has a competitive labor market. We face competition for attracting and retaining health care professionals. In recent years there has been a nationwide shortage of qualified nurses. In order to address this shortage, we have been improving hospital working conditions, fostering relationships with local nursing schools, and implementing our NurseSelectTM internal nursing agency in four of our markets.

     Another important factor contributing to a hospital’s competitive advantage is the number and quality of the physicians on its staff. Physicians make admitting decisions and decisions regarding the appropriate course of a patient’s treatment which, in turn, affects the revenue of the hospital. Admitting physicians may be on the medical staffs of other hospitals in addition to those of our hospitals. By offering quality services and facilities, convenient locations, and state-of-the-art medical equipment, we attempt to attract our physicians’ patients. Our hospitals attempt to increase the number, quality and different specialties of physicians in their respective communities based on community needs. Often times, in consideration for a physician relocating to one of our communities and agreeing to engage in private practice, we may advance money to the physician to provide financial assistance pursuant to a recruiting agreement for the physician to establish a practice. The amounts advanced are dependent upon the financial results of each physician’s practice during a certain period (the “guarantee period”) which generally does not exceed twelve months. The net amounts advanced under these recruiting agreements at the end of the physician’s guarantee period are considered loans and are generally forgiven prorata over a 36 month period contingent upon the physician continuing to practice in the respective community.

     Acquisitions

     We face competition for the acquisition of hospitals from both proprietary and not-for-profit multi-hospital groups. Some of these competitors may have greater financial and other resources than we do. Historically, we have been able to acquire hospitals at prices we believe to be reasonable. However, increased competition for the acquisition of non-urban acute care hospitals could have an adverse impact on our ability to acquire additional hospitals on favorable terms.

Sources of Revenue

     We record gross patient service charges on a patient-by-patient basis in the period in which services are rendered and patient accounts are billed after the patient is discharged. When a patient’s account is billed, our accounting system calculates the reimbursement we expect to receive based on the type of payor and the contractual terms of such payor. We record the difference between gross patient service charges and expected reimbursement as a contractual adjustment.

     At the end of each month, we estimate expected reimbursement for all unbilled accounts. Estimated reimbursement amounts are made on a payor-specific basis and are recorded based on the best information we believe is available to us at the time regarding applicable laws, rules, regulations, and contract terms. We continually review our contractual adjustment estimation process to consider and incorporate updates to laws, rules and regulations as well as changes to managed care contract terms that result from renegotiations and renewals.

     We receive payment for services rendered to patients from:

•	the federal government under the Medicare program;

•	each of the states in which our hospitals are located under the Medicaid program;

•	commercial insurance; and

•	private insurers and patients.

     Co-payments and deductibles are a portion of the patient’s bill that many private and governmental payors require the patient to pay for their medical services. Co-payment and deductible amounts vary among payors and are based upon the provisions of the plan in which the patient participates. We do not track and segregate the percentages of co-payments or deductibles we collect at the time of service, nor do we separately track the subsequent collections of these amounts as a percentage of net revenue. Co-payments and deductibles are subject to the same collection practices as any patient accounts receivable.

     Our policy is to verify insurance coverage prior to rendering service in order to facilitate timely identification of payor and benefits covered. However, adherence to this policy is not required when the necessity of service and patient condition (i.e., emergency room services, active labor and other like situations) are present. These conditions preclude the verification of coverage. We do not quantify the percentage of encounters where coverage is not verified prior to service being rendered. Substantially all aspects of our billing system are computerized via our proprietary PULSE SystemTM .

     The following table sets forth the approximate percentage of net patient service revenue, defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derive from the various sources of payment for the periods indicated:

	Year Ended September 30
	2003	2002	2001
Medicare	35%	38%	38%
Medicaid	9	9	8
Commercial insurance	47	45	46
Private and other sources	9	8	8

Total	100%	100%	100%

     Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures. Reimbursement rates for routine inpatient services vary significantly depending on the type of service (e.g., acute care, intensive care or psychiatric) and the geographic location of the hospital. The percentage of patient revenues attributable to outpatient services has generally increased in recent years, primarily as a result of advances in medical technology that allow more services to be provided on an outpatient basis as well as from increased pressures from Medicare, Medicaid and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our experience with respect to increased outpatient levels mirrors the general trend occurring in the health care industry.

     Medicare and Medicaid

     Medicare is a federal health insurance program, administered by the United States Department of Health and Human Services, that provides hospital and other medical benefits to individuals age 65 and over, to certain disabled persons, and to individuals with end-stage renal disease. Medicaid is a joint federal-state health care benefit program, operating pursuant to a state plan administered by each participating state and subject to broadly defined federal requirements, that provides hospital and other medical benefits to individuals who are unable to afford health care services. Our hospitals derive a substantial portion of their net revenues from the Medicare and Medicaid programs. Both programs are heavily regulated and subject to frequent changes that typically limit increases in the payments to participating hospitals.

     The Medicare program provides payment for inpatient and outpatient hospital services under a prospective payment system, or PPS. Under the inpatient PPS system, hospitals are paid a prospectively determined fixed amount for each hospital discharge. The fixed payment amount per inpatient discharge is established based upon each patient’s diagnosis related group, or DRG. Each patient admitted for care is assigned to a DRG based upon his or her primary admitting diagnosis. Every DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. The DRG payment rates are based upon national average costs from an historic base period and do not consider the actual costs incurred by a hospital in providing care. Although based upon national average costs, the DRG and capital payment rates are adjusted by the predetermined geographic adjustment factor for the geographic region in which a particular hospital is located and are weighted based upon a statistically normal distribution of severity. DRG rates are usually adjusted by an update factor each federal fiscal year, which begins on October 1. For federal fiscal years 2003 and 2002, the update factors were 2.95% and 2.75%, respectively. For federal fiscal year 2004, the update factor is 3.4%.

     Medicare’s outpatient PPS groups services are clinically related and use similar resources into Ambulatory Payment Classifications, or APCs. Depending on the service rendered during an encounter, a patient may be assigned to a single or multiple group. Medicare pays a set price or rate for each group, regardless of the costs incurred in providing care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each year. For federal fiscal years 2003 and 2002, the payment rate update factors were 2.3% and 3.5%, respectively. For federal fiscal year 2004, the update factor is 3.4%.

     Changes in government reimbursement programs have resulted in limitations on the growth rates of the reimbursement programs and, in some cases, in reduced levels of reimbursement for health care services and we anticipate that additional changes in government reimbursement programs will occur. The Balanced Budget Act of 1997 included significant reductions in spending levels for the Medicare and Medicaid programs, including:

•	changes in reimbursement for hospital services; and

•	repeal of the federal payment standard, which is often referred to as the “Boren Amendment” for hospitals and nursing facilities, which resulted in lower Medicaid reimbursement rates.

     The Balanced Budget Refinement Act of 1999 reduced the adverse effects of the Balanced Budget Act of 1997 through a “corridor reimbursement approach”, where a percentage of losses under the Medicare outpatient prospective payment system will be reimbursed through December 31, 2003. Some of our acute care hospitals qualify for relief under this provision.

     On December 21, 2000, the Medicare, Medicaid and SCHIP (State Children’s Health Insurance Program) Benefits Improvement Act of 2000, known as BIPA, was enacted. BIPA made a number of changes to Medicare and Medicaid affecting payments to hospitals. All of our acute care hospitals qualify for some relief under BIPA. Some of the changes made by BIPA that affect our hospitals include:

•	the lowering of the threshold by which hospitals qualify as rural or small urban disproportionate share hospitals;

•	a decrease in reductions in payments to disproportionate share hospitals that had been mandated by the Balanced Budget Act of 1997 and other Congressional enactments;

•	an increase in inpatient payments to hospitals;

•	an increase in certain Medicare payments to certain psychiatric hospitals and units;

•	an increase in Medicare reimbursement for bad debt;

•	capping Medicare beneficiary ambulatory service co-payment amounts; and

•

an increase in the categories and items eligible for increased reimbursement to hospitals for certain outpatient services rendered on and after April 1, 2001 (which increase includes such items as current cancer therapy drugs, biologicals, and certain medical devices).

     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the 2003 Act, which was signed into law on December 8, 2003 made a number of significant changes to the Medicare program. In addition to a highly publicized prescription drug benefit that will provide direct relief to Medicare beneficiaries, the 2003 Act provides a number of direct benefits to hospitals including, but not limited to: a provision for an update factor for federal fiscal year 2004 that is the full market basket; a permanent increase in the base payment rate for rural and small urban hospitals by 1.6% up to the large urban payment rate; the cap on disproportionate share payments for rural and small urban hospitals, as of April 1, 2004, is increased to 12.0% of total inpatient payments; extension until January 1, 2006 of the hold harmless provisions for small rural hospitals and sole community hospitals under the OPD (Outpatient Department) reform provisions; and establishment of a physician incentive program for primary care and certain specialty physicians who provide services to individuals in areas having the fewest physicians available to serve Medicare beneficiaries, among others. In addition, for federal fiscal years 2005, 2006, and 2007, hospitals will receive full market basket updates if they provide the Center for Medicare and Medicaid Services with specific quality data relating to the quality of services provided. We intend to comply with this requirement. We believe that the 2003 Act will have a positive impact on our financial operations.

     In addition to the DRG and capital payments, our hospitals may qualify for and receive “outlier” payments. Outlier payments are made for those inpatient discharges where the total cost of care (as determined by using the gross charges adjusted by the hospital’s cost-to-charge ratio) exceeds the total DRG payment plus a fixed threshold amount. In determining the cost-to-charge ratio, Medicare uses the latest of either a hospital’s most recently submitted or most recently settled cost report. The threshold amount used in the outlier computation for federal fiscal years 2003 and 2002 was $33,560 and $21,025, respectively. The amount for federal fiscal year 2004 is $31,000. Approximately 3.8% of our Medicare inpatient payments were from outliers in fiscal 2003.

     Medicare fiscal intermediaries have been given specific criteria for identifying hospitals that may have received inappropriately high outlier payments. The intermediaries are authorized to recover overpayments, including interest, if the actual cost of the DRG stay (which was reflected in the settled cost report) was less than claimed, or if there were indications of abuse. In order to avoid overpayment or underpayment of outlier cases, hospitals may request changes to their cost-to-charge ratio in much the same way that an individual taxpayer can adjust the amount of withholding from income.

     Each state is responsible for administering its own Medicaid program and payment rates and methodologies as well as covered services vary from state to state. Approximately 50% of Medicaid funding comes from the federal government, with the balance shared by state and local governments. The most common payment methodologies include prospective payment systems and programs that negotiate payment rates with individual hospitals. Generally, Medicaid payments are less than Medicare payments and are often less than a hospital’s cost of services. In 1991 Congress passed legislation limiting the states’ use of provider-specific taxes, donated funds to bolster the states’ share and obtained increased federal Medicaid matching funds. Certain states in which we operate adopted broad-based provider taxes to fund their Medicaid programs in response to the 1991 legislation.

     Hospitals that have an unusually large number of low-income patients (i.e. those with a Medicaid utilization rate of at least one standard deviation above the mean Medicaid utilization, or having a low income patient utilization rate exceeding 25%) are eligible to receive a disproportionate share adjustment. Congress has also established a national limit on disproportionate share hospital adjustments. Although this legislation and the resulting state broad-based provider taxes have affected the payments we receive under the Medicaid program, to date the net impact has not materially adversely affected us.

     Given increasing budget deficits, the federal government and many states are currently considering additional ways in which to limit increases in levels of Medicaid funding, which could also adversely affect future levels of Medicaid payments received by our hospitals. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, the ongoing military engagement in Iraq, the War on Terrorism, economic recovery stimulus packages, or the deficit in general may affect the availability of federal funds to provide additional relief in the future.

     Because we cannot predict what action the federal government or the states will eventually take under existing and future legislation, we are unable to assess the effect any such legislation might have on our business. Like Medicare funding, Medicaid funding may also be affected by health care reform legislation, and it is impossible to predict the effect future legislation could have on our business.

     In addition to statutory changes, the Medicare and each of the Medicaid programs are subject to regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to our facilities. The final determination of amounts we earn under Medicare and Medicaid often takes many years, because of audits by the program representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. We believe that we have made adequate provisions for such adjustments. Nevertheless, until final adjustments are made, certain issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

     We expect that efforts to impose reduced reimbursements, greater discounts and more stringent cost controls by government and other payors will continue and believe that if additional reductions in the payments we receive for our services occur, our overall revenues will be affected.

     Commercial Insurance

     Our hospitals also provide services to individuals covered by private health care insurance. Private insurance carriers typically reimburse the hospital directly after the claim is filed, however, reimbursement can be sent directly to the patient based on the stipulations outlined in the said policy. Reimbursement from private insurance carriers is often based on negotiated rates such as prospective payment systems, per diems, or other discounted fee schedules. Private insurance reimbursement varies among payers and states and is based on the negotiated contract between the hospital and payer.

     In recent years, a number of commercial insurers have undertaken efforts to limit the costs of hospital services by adopting prospective payment or DRG-based systems. To the extent such efforts are successful, and to the extent that the insurers’ systems fail to reimburse hospitals for the costs of providing services to their beneficiaries, such efforts may have a negative impact on the results of operations of our hospitals.

     Private Pay and Other Sources

     Our hospitals provide services to individuals that do not present any form of health care coverage. Due to the absence of health care coverage, charges are not subject to prospective payment systems, per diem systems, or other discounted fee systems which provide for discounts and adjustments. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other state assistance programs, as well as our local hospital’s policy for indigent care. Patients without health care coverage who do not qualify for Medicaid or indigent care writeoffs are offered substantial discounts in efforts to settle their outstanding account balance.

     In addition, our hospitals provide health care services to individuals covered under workers compensation programs, CHAMPUS (for retired military personnel), and other private and governmental programs. These programs pay under prospective payment systems, per-diem systems, or other discounted fee systems.

Regulation and Other Factors

     Companies such as ours that compete in the health care industry are required to comply with many laws, rules and regulations at federal, state and local government levels. These laws, rules and regulations require health care facilities to meet various requirements, including, but not limited to, those relating to the adequacy of medical care, billing for services, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes, and environmental protection. In addition, federal and state laws, rules and regulations that govern the health care industry are extremely complex and the industry often does not have the benefit of adequate regulatory or judicial interpretation of many such laws, rules or regulations.

     Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would affect the health care industry. We cannot predict whether any significant legislative initiatives or proposals will be adopted or, if adopted, whether they will have an adverse effect on our business. In addition, in recent years, significant media and public attention has been focused on the health care industry as a result of investigations related to certain referral, cost reporting and billing practices, laboratory and home health care services and physician ownership of joint ventures involving hospitals. Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. Furthermore, the Office of the Inspector General of the United States Department of Health and Human Services and the United States Department of Justice have from time to time established enforcement initiatives that focus on specific billing practices or other suspected areas of fraud and abuse.

     Although we believe that we are in material compliance with all such laws, rules and regulations, if we fail to comply with applicable laws, rules or regulations, we could suffer civil and criminal penalties, including the loss of our licenses to operate facilities and our ability to participate in Medicare, Medicaid, and other federal and state health care programs.

     Licensure, Certification and Accreditation

     Health care facility construction and operation is subject to federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. Our health care facilities are accredited, meaning that they are properly licensed under appropriate state laws, and that they are certified under the Medicare program and accredited by the Joint Commission on Accreditation of Health Care Organizations or the American Osteopathic Association. We believe that all of our health care facilities are in material compliance with all other applicable federal, state, local and independent review body regulations and standards. The effect of maintaining accredited facilities is to permit such facilities to participate in Medicare and Medicaid. Should any health care facility of ours cease to be accredited, and therefore lose certification under Medicare or Medicaid, such facility would be unable to receive reimbursement from either of these programs. The requirements for licensure, certification and accreditation are subject to change and, in order for all of our facilities to remain accredited, it may be necessary for us to effect changes in our facilities, equipment, personnel and services.

     Utilization Review

     In order to ensure efficient utilization of facilities and services, federal regulations require that admissions to, and the utilization of, health care facilities by Medicare and Medicaid patients be reviewed by a federally funded peer review organization, or PRO. Pursuant to federal law, PROs must review, where appropriate, the need for hospitalization and the utilization of services, the denial of admission of a patient or the denial of payment for services provided. Each of our facilities has contracted with a PRO and has a quality assurance program that provides for retrospective patient care evaluation and utilization review.

     Certificates of Need

     The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services at existing facilities may be reviewed by state regulatory agencies under certificate of need laws or related laws. Except for Arkansas, Oklahoma, Pennsylvania, and Texas, all of the states in which our health care facilities are located have certificate of need or equivalent laws. These laws generally require appropriate state agency determination of public need and approval prior to beds or significant services being added to a hospital, or a related capital amount being spent. Failure to obtain necessary state approval could result in our inability to complete a particular proposed hospital acquisition, the imposition of civil or, in some cases, criminal sanctions, our inability to receive Medicare or Medicaid reimbursement and the revocation of a facility’s license.

     State Hospital Rate-Setting Activity

     We currently operate a facility in West Virginia. The West Virginia Health Care Authority requires that requests for increases to hospital charges be submitted annually. Requests for rate increases are reviewed by the West Virginia Health Care Authority and are either approved at the amount requested, approved for lower amounts than requested, or are rejected. As a result, in West Virginia, our ability to increase our rates to compensate for increased costs per admission is limited and the operating margins our hospital located in West Virginia may be adversely affected if we are not able to increase our rates as our expenses increase. We can provide no assurance that other states in which we operate hospitals will not enact similar rate-setting laws.

     Anti-kickback and Self-Referral Regulation

     The health care industry is subject to many laws, rules and regulations designed to deter and prevent practices deemed by the government to be fraudulent or abusive. In particular, the Medicare and Medicaid anti-kickback statute (codified under the Social Security Act) prohibits certain business practices and relationships that might affect the provision and cost of health care services reimbursable under Medicare and Medicaid, such as payment or receipt of remuneration in exchange for the referral of patients whose care will be paid for by Medicare, Medicaid or other government programs. Sanctions for violating the anti-kickback amendments include criminal penalties and civil sanctions, such as fines and possible exclusion from Medicare and Medicaid.

     The United States Department of Health and Human Services has issued regulations, known as “safe harbors,” that describe conduct and business relationships that will be protected from prosecution even though they may violate the anti-kickback statute. The fact that a given business arrangement does not fall within a safe harbor does not automatically render the arrangement illegal. However, business arrangements of health care service providers that fail to clearly satisfy the applicable safe harbor criteria are subject to increased scrutiny by enforcement authorities

     In addition, the Social Security Act contains the Federal Self-Referral Statute, more commonly known as the “Stark Law”. The Stark Law prohibits physicians from referring patients to certain entities for which payment may be made, in whole or in part, by Medicare if the physician or an immediate family member has an ownership or other financial relationships with that entity. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Our participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these laws and similar state enactments. We systematically review all of our operations on an ongoing basis and believe that we are in compliance with the Social Security Act and similar state statutes. In addition, we maintain a company-wide compliance program in order to monitor and promote continuing compliance with these and other statutory prohibitions and requirements. See “Compliance Program and Ethics Program” for further discussion.

     HIPAA

     The Health Insurance Portability and Accountability Act of 1996, known as HIPAA, among other things, mandates the adoption of security and integrity standards related to patient information. These standards include requirements regarding the handling and exchange of electronic health information and mandates requiring the implementation of new security measures regarding patient information. HIPAA also sets standards for electronic signatures and standardizes the method for identifying providers, employers, health plans and patients. HIPAA has significantly changed the manner in which hospitals communicate with payors and other health care providers.

     Final rules implementing the security and integrity portions of HIPAA were adopted on February 20, 2003 with a mandatory implementation date of April 20, 2005, at which time all of our facilities must comply with the security and integrity rules and requirements. We believe that we are in compliance with final rules implementing the privacy portions of HIPAA, which became effective for us April 14, 2003. The privacy rules give patients greater access to their own medical records and more control over how their personal health information is used and disclosed as well as address the obligations of health care providers to protect health information. Implementation of HIPAA is significant and the cost of continued compliance with HIPAA will be significant. In addition, HIPAA contains criminal and civil penalties for violators and expands the reach of existing fraud and abuse laws to cover private as well as governmental health insurance programs.

     Conversion Legislation

     Many states have enacted or from time to time consider enactment of laws that affect the conversion or sale of not-for-profit hospitals. These laws generally require prior approval from state attorney’s general, advance notification and community involvement. In addition, state attorney’s general in states without specific conversion legislation may exercise authority over such transactions based upon existing law. We believe that states are showing an increased interest in overseeing the sales or conversions of not-for-profit hospitals. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may make it more difficult for us to acquire not-for-profit hospitals, or could increase our acquisition costs.

     Environmental Regulation

     Our health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations, as well as our purchases and sales of health care facilities, are also subject to compliance with various other environmental laws, rules and regulations. Such compliance costs are not significant and we do not anticipate that such compliance costs will be significant in the future.

     Compliance Program and Ethics Program

     In 1997, we implemented a corporate compliance program to supplement and enhance our then existing corporate ethics program. Our corporate compliance program, which includes our Code of Business Conduct and Ethics, covers our employees, officers (including our chief executive officer, chief financial officer, and persons performing similar functions) and directors. Our corporate compliance program contains standards designed, among other things, to promote honest and ethical conduct and compliance with all the applicable laws, rules and regulations. As part of this program, we provide ethics and compliance training to each of our employees, officers, and directors. The program also requires the reporting, without fear of retaliation, of any suspected illegal or ethical violation. Our corporate compliance program is updated by us from time to time to comply with applicable laws, rules and regulations. Most recently, we updated our Code of Business Conduct and Ethics and Corporate Governance Guidelines to comply with the Sarbanes-Oxley Act of 2002 and recently adopted New York Stock Exchange rules.

Employees and Medical Staff

     As of September 30, 2003, we had approximately 24,000 full-time and part-time employees, approximately 1,300 of whom were covered by six collective bargaining agreements. Our corporate office staff consisted of approximately 100 people at that date. We believe that our relations with employees are satisfactory.

     In general, although our medical staff consists of physicians with certain services and specialities, the staff physicians at our hospitals are not our employees. Such physicians may also be staff members of other hospitals. Nevertheless, we do employ approximately 165 physicians, approximately one-half of whom are primary care physicians located at clinics we own and operate. In addition, our hospitals provide emergency room, radiology, pathology and anesthesiology services by entering into service contracts with physician groups, which contracts are generally cancelable on 90 days notice.

Liability Insurance

     As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. The health care industry has seen a significant increase in malpractice insurance expense due to unfavorable pricing and a decreasing number of insurers in the professional liability markets. We expect that this trend will continue.

     In response to such unfavorable pricing and a decreasing number of insurers, on October 1, 2002, we formed a wholly-owned insurance subsidiary to self-insure a substantial portion of our professional and general liability risk. This captive subsidiary reinsures risk up to $1.0 million per claim and $3.0 million in the aggregate per hospital and also acts as an excess insurer for all of our hospitals in combination with three commercial insurance companies.

     In addition to the reserves recorded by our captive insurance subsidiary, we maintain reserves for our self-insured professional liability risks. We determine these accruals using asserted and unasserted claims identified by our incident reporting system and actuarially-determined estimates based on both our and industry historical loss payment patterns and have discounted such accruals to their present value using a discount rate of 4.5%. Although the ultimate settlement of these accruals may vary from our estimates, we believe that the amounts provided in our consolidated financial statements are adequate. If actual payments of claims exceed our projected estimates of claims, our insurance accruals could be materially adversely affected.

     We also maintain directors and officers, property and other typical insurance coverages with commercial carriers subject to certain self-insurance retention levels. We believe that our insurance is adequate in amount and coverage. However, in the future, insurance may not be available at reasonable prices or we may have to increase our levels of self-insurance.

Available Information

     We maintain an internet website located at www.hma-corp.com. On our website we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC. We make this information available as soon as reasonably practicable after we electronically file such material with, or furnish such information to, the SEC. Our SEC reports can be accessed through the Investor Relations section of our website. The other information found on our website is not part of this or any other report we file with or furnish to the SEC.

     Our Code of Business Conduct and Ethics and Corporate Governance Guidelines is posted on our website under the heading “Investor Relations”.

Item 2.   Properties

     Our acute care hospitals offer a broad range of medical and surgical services, including general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, behavioral health services and psychiatric care and, in several of our hospitals, specialized services such as open-heart surgery and neuro-surgery. We also provide outpatient services such as one-day surgery, laboratory, x-ray, respiratory therapy, cardiology and physical therapy. Some of our hospitals provide specialty services such as oncology, radiation therapy, CT scanning, MRI imaging, lithotripsy and full-service obstetrics.

     The following table presents certain information with respect to our facilities as of September 30, 2003. For more information regarding the utilization of our facilities, see Item 1 “Business — Selected Operating Statistics”.

State	Facility	City	Licensed Beds	Operational Status	Date Acquired
Alabama	Riverview Regional Medical Center	Gadsden	281	Owned	July 1991
	Stringfellow Memorial Hospital	Anniston	125	Managed	January 1997
Arkansas	Crawford Memorial Hospital	Van Buren	103	Leased	May 1987
	Southwest Regional Medical Center	Little Rock	125	Owned	November 1997
Florida	Highlands Regional Medical Center	Sebring	126	Leased	August 1985
	Fishermen's Hospital	Marathon	58	Leased	August 1986
	University Behavioral Center	Orlando	80	Owned	January 1989
	SandyPines	Tequesta	74	Owned	January 1990
	Heart of Florida Regional Medical Center	Greater Haines City	115	Owned	August 1993
	Sebastian River Medical Center	Sebastian	129	Owned	September 1993
	Charlotte Regional Medical Center	Punta Gorda	156	Owned	December 1994
	Riverside Behavioral Center	Punta Gorda	52	Owned	December 1994
	Brooksville Regional Hospital	Brooksville	91	Leased	June 1998
	Spring Hill Regional Hospital	Spring Hill	75	Leased	June 1998
	Lower Keys Medical Center	Key West	167	Leased	May 1999
	Pasco Regional Medical Center	Dade City	120	Owned	September 2000
	Lehigh Regional Medical Center	Lehigh Acres	88	Owned	December 2001
	Santa Rosa Medical Center	Milton	129	Owned	January 2002
Georgia	East Georgia Regional Medical Center	Statesboro	150	Owned	October 1995
	Walton Regional Medical Center	Monroe	135	Owned	September 2003
Kentucky	Paul B. Hall Regional Medical Center	Paintsville	72	Owned	January 1979
Mississippi	Biloxi Regional Medical Center	Biloxi	153	Leased	September 1986
	Natchez Community Hospital	Natchez	101	Owned	September 1993
	Northwest Mississippi Regional	Clarksdale	195	Leased	January 1996
	Medical Center
	Rankin Medical Center	Brandon	134	Leased	January 1997
	Riley Hospital	Meridian	180	Owned	January 1998
	River Oaks Hospital	Flowood	110	Owned	January 1998
	Woman's Hospital at River Oaks	Flowood	111	Owned	January 1998
	Central Mississippi Medical Center	Jackson	473	Leased	April 1999
	Madison Regional Medical Center	Canton	67	Leased	January 2003

State	Facility	City	Licensed Beds	Operational Status	Date Acquired
North Carolina	Franklin Regional Medical Center	Louisburg	85	Owned	August 1986
	Lake Norman Regional Medical Center	Mooresville	105	Owned	January 1986
	Sandhills Regional Medical Center	Hamlet	64	Owned	August 1987
	Davis Regional Medical Center	Statesville	149	Owned	October 2000
Oklahoma	Medical Center of Southeastern Oklahoma	Durant	120	Owned	May 1987
	Midwest Regional Medical Center	Midwest City	247	Leased	June 1996
Pennsylvania	Community Hospital of Lancaster	Lancaster	154	Owned	July 1999
	Lancaster Regional Medical Center	Lancaster	261	Owned	July 2000
	Carlisle Regional Medical Center	Carlisle	200	Leased	June 2001
South Carolina	Upstate Carolina Medical Center	Gaffney	125	Owned	March 1988
	Carolina Pines Regional Medical Center	Hartsville	116	Owned	September 1995
Tennessee	Jamestown Regional Medical Center	Jamestown	85	Owned	January 2002
Texas	Medical Center of Mesquite	Mesquite	176	Owned	January 2002
	Mesquite Community Hospital	Mesquite	172	Owned	May 2002
Virginia	Lee Regional Medical Center	Pennington Gap	80	Owned	September 2001
Washington	Yakima Regional Medical & Heart Center	Yakima	226	Owned	August 2003
	Toppenish Community Hospital	Toppenish	63	Owned	August 2003
West Virginia	Williamson Memorial Hospital	Williamson	76	Owned	June 1979
		Total licensed beds
		owned, leased, or
		managed at
		September 30, 2003	6,479

     As indicated in the above table, we currently lease certain facilities pursuant to long-term leases which provide us with the exclusive right to use and control each respective hospital’s operations. The facilities we lease and the year of lease expiration are as follows: Highlands Regional Medical Center (2025), Fishermen’s Hospital (2011), Biloxi Regional Medical Center (2040), Crawford Memorial Hospital (2027), Northwest Mississippi Regional Medical Center (2025), Midwest Regional Medical Center (2026), Rankin Medical Center (2026), Brooksville Regional Hospital/Spring Hill Regional Hospital (2028 provided however this lease will be extended by ten (10) years upon completion of a replacement hospital in Brooksville), Central Mississippi Medical Center (2040), Lower Keys Medical Center (2029), Carlisle Regional Medical Center (2006 – this lease can be extended until our replacement facility is completed), and Madison Regional Medical Center (2042).

     Our corporate headquarters are located in an office building complex in Naples, Florida, which we purchased during our fiscal year ended September 30, 2002. We use approximately 20% of the complex and lease the remaining space. We have an outside property management company that manages this complex on our behalf.

     We believe that all of our facilities are suitable and adequate for our needs. Certain of our hospitals are subject to mortgages securing various borrowings. See Note 3.c. of the Notes to the Consolidated Financial Statements in Item 8.

Item 3.   Legal Proceedings

     We are subject to claims and legal actions by patients and others in the ordinary course of business. We believe that all such claims and actions are either adequately covered by insurance or are unlikely, individually or in the aggregate, to have a material adverse effect on our financial condition. See “Critical Accounting Policies and Estimates — Professional Liability Insurance Claims” in Item 7.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

Executive Officers of the Registrant

     Below is information regarding our executive officers:

     William J. Schoen, age 68, has served as our Chairman of the Board since April 1986. He joined our Board of Directors in February 1983, became our President and Chief Operating Officer in December 1983, Co-Chief Executive Officer in December 1985 and Chief Executive Officer in April 1986. He served as our President until April 1997 and Chief Executive Officer until January 2001. From 1982 to 1987, Mr. Schoen was Chairman of Commerce National Bank, Naples, Florida, and from 1973 to 1981 he was President, Chief Operating Officer and Chief Executive Officer of The F&M Schaefer Corporation, a consumer products company. From 1971 to 1973, Mr. Schoen was President of the Pierce Glass subsidiary of Indian Head, Inc., a diversified company.

     Joseph V. Vumbacco, age 58, became our Chief Executive Officer in January 2001. Prior to that and since April 1997, he has been our President, and has also served as our Chief Administrative Officer and Chief Operating Officer. He joined us as an Executive Vice President in January 1996 after 14 years with The Turner Corporation (construction and real estate), most recently as an Executive Vice President. Prior to joining Turner, he served as the Senior Vice President and General Counsel for The F&M Schaefer Corporation, and previously was an attorney with the Manhattan law firm of Mudge, Rose, Guthrie & Alexander. Mr. Vumbacco joined our Board of Directors in May 2001.

     Robert E. Farnham, age 48, became our Senior Vice President and Chief Financial Officer in March 2001. He joined us in 1985 and most recently served as our Senior Vice President and Controller. Prior to joining us, Mr. Farnham, who is a C.P.A., was employed by the accounting firm of PricewaterhouseCoopers LLP, formerly known as Coopers & Lybrand LLP.

     Timothy R. Parry, age 49, is our Senior Vice President, General Counsel and Corporate Secretary. He joined us in February 1996 as a Divisional Vice President and Assistant General Counsel after 12 years with the law firm of Harter, Secrest & Emery LLP, the last seven years as a partner. He became our General Counsel in 1997. Prior to joining Harter, Secrest & Emery LLP, he was an Assistant Ohio Attorney General for two years and before that a law clerk for the United States District Court for the Southern District of Ohio.

     Peter M. Lawson, age 41, became one of our Executive Vice Presidents-Hospital Operations in January 2003. He previously and since January 2000 served as a Senior Vice President, overseeing our regional hospitals in the Midwest. Prior to that, Mr. Lawson was a Divisional Vice President-Operations and served as Executive Director of our 255-bed Midwest Regional Hospital in Midwest City, Oklahoma. Before joining us, Mr. Lawson worked with several proprietary health care companies. In 1995, Mr. Lawson received the Modern Healthcare “Up and Comer” Award.

     Jon P. Vollmer, age 45, became one of our Executive Vice Presidents-Hospital Operations in January 2003. He previously and since January 2000 served as a Senior Vice President, overseeing our regional hospitals in the Southeast. Prior to that, Mr. Vollmer was a Divisional Vice President-Operations, having joined us in 1991 as the Executive Director of our 281-bed Riverview Regional Medical Center in Gadsden, Alabama. Prior to joining us, Mr. Vollmer worked with several proprietary health care companies.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is listed on the New York Stock Exchange under the symbol “HMA”. At December 16, 2003 there were approximately 242,786,806 shares of our common stock outstanding held by approximately 1,500 record holders. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock on the New York Stock Exchange:

	High	Low
Fiscal Year Ended September 30, 2002
First Quarter	$21.00	$17.44
Second Quarter	$21.00	$17.00
Third Quarter	$22.99	$19.50
Fourth Quarter	$20.75	$16.24
Fiscal Year Ended September 30, 2003
First Quarter	$22.70	$16.50
Second Quarter	$19.41	$15.89
Third Quarter	$20.10	$16.51
Fourth Quarter	$22.89	$17.39

     On October 29, 2002, we initiated a quarterly cash dividend policy. We declared cash dividends of $0.02 per share on our common stock on each of October 29, 2002, January 28, 2003, April 29, 2003, July 29, 2003, and October 28, 2003. We can provide no assurance that we will pay cash dividends for any future period or that our cash dividends will remain constant.

     At September 30, 2003 and 2002, we had approximately 10.6 million shares of our common stock reserved for future issuance upon the conversion of our Zero-Coupon Convertible Senior Subordinated Notes due 2022 and approximately 21.0 million shares of our common stock reserved for future issuance upon conversion of our 1.50% Senior Subordinated Convertible Debentures due 2023. See Note 3.b. to our Consolidated Financial Statements in Item 8.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved
by security holders	19,955,000	$13.89	11,244,000
Equity compensation plans not approved
by security holders	—	—	—

Total	19,955,000	$13.89	11,244,000

Item 6.   Selected Financial Data

     The following table summarizes certain of our selected financial data and should be read in conjunction with our consolidated financial statements and accompanying notes in Item 8.

HEALTH MANAGEMENT ASSOCIATES, INC.
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

	Year Ended September 30,
	2003	2002	2001	2000	1999
Net patient service revenue	$2,560,576	$2,262,601	$1,879,801	$1,577,767	$1,355,707
Costs and expenses(1)	2,101,840	1,856,939	1,558,850	1,301,772	1,109,054
Income before income taxes(2)	458,736	405,662	320,951	275,995	246,653
Net income(2)	283,424	246,436	194,978	167,667	149,845
Net income per share-diluted(2)	$ 1.13	$ 0.97	$ 0.76	$ 0.68	$ 0.59
Weighted average number of
shares outstanding-diluted	255,884	260,641	264,351	247,277	255,067
Cash dividends per common share	$ 0.08	—	—	—	—
	As of September 30,
	2003	2002	2001	2000	1999
Working capital	$ 820,373	$ 422,043	$ 377,144	$ 317,181	$ 250,549
Total assets	2,979,487	2,364,317	1,941,577	1,772,065	1,527,381
Short-term debt	9,447	7,609	6,752	6,523	9,351
Long-term debt	924,713	650,159	428,990	520,151	401,522
Stockholders' equity	1,637,075	1,346,752	1,253,649	1,030,066	890,523
Book value per common share	$ 6.82	$ 5.65	$ 5.11	$ 4.24	$ 3.62

     (1)   For the year ended September 30, 2003 and 2002, amount includes minority interests in earnings of consolidated entities.

     (2)   As discussed in Note 1 to our consolidated financial statements in Item 8, in accordance with SFAS No. 142, we discontinued the amortization of goodwill effective October 1, 2001. The selected financial data summarized for the years ended September 30, 1999 through September 30, 2001 has not been adjusted for the effect of this accounting change.

     The above table reflects acquisitions made by us in furtherance of our business strategy. See “Business-Recent Transactions” in Item 1.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     At September 30, 2003 we owned and operated 47 acute care and psychiatric hospitals in non-urban communities located in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia.

Forward-Looking Statements

     This report and other documents we file with the SEC contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended.

     Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•	possible changes in the levels and terms of reimbursement for our charges by government programs, including Medicare or Medicaid or other third party payors;

•	existing laws and government regulations and changes in or failure to comply with laws and governmental regulations;

•	our ability to successfully integrate recent and future acquisitions;

•	competition;

•	demographic changes;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, our services;

•	our ability to attract and retain qualified personnel, including physicians; and

•	our ability to finance growth on favorable terms.

     Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this report in order to reflect future events or developments.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

     We consider our critical accounting policies to be those that require us to make more significant judgments and estimates when we prepare our financial statements, including the following:

     Net Patient Service Revenues

     We derive a significant portion of our revenues from the Medicare and Medicaid programs and from managed care health plans. Payments for services we render to patients covered by these programs are generally less than billed charges. For Medicare and Medicaid revenues, provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment or reimbursement (either prospectively determined or retrospectively determined costs). Final payment under these programs is subject to administrative review and audit, and we currently make provisions for any adjustments which may result. Our provisions for contractual allowances under managed care health plans are based primarily on payment terms of contractual arrangements such as predetermined rates per diagnosis, per diem rates or a discounted percent from charges. We closely monitor our historical collection rates as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information we believe to be available. However, due to the complexities involved in these estimations, actual payments we receive could be different from the amounts we estimate and record.

     Provision for Doubtful Accounts

     Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patient accounts and patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We estimate provisions for doubtful accounts based primarily upon the age of patient’s account, the economic ability of patients to pay and the effectiveness of our collection efforts. We routinely review accounts receivable balances in conjunction with our historical collection rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as reserves for doubtful accounts. Significant changes in payer mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

     Impairment of Long-Lived Assets

     Long-lived assets – In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of these financial statements, we were not aware of any items or events that would cause us to adjust the recorded value of our long-lived assets, including amortizable intangible assets, for impairment.

     Goodwill – In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment at the reporting unit level, as defined by SFAS No. 142, on an annual basis or sooner if indicators of impairment arise. We periodically evaluate each reporting unit for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. During the fourth quarter of 2003, we completed our annual impairment review of our goodwill. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue and profitability projections or market values could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

     Income Taxes

     We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these benefits, and, therefore, we have not recorded any valuation allowance against the deferred tax asset.

     We operate in multiple states with varying tax laws. We are subject to both federal and state audits of tax returns. Our federal income tax returns have been examined by the Internal Revenue Service through fiscal year 1999, which resulted in no material adjustments. Our fiscal year 2000 and 2001 federal income tax returns are currently being audited by the Internal Revenue Service. We make estimates we believe are accurate in order to determine that tax reserves are adequate to cover any potential audit adjustments.

     Professional Liability Insurance Claims

     In response to the difficulty we encountered in obtaining primary insurance from commercial companies at reasonable rates, on October 1, 2002 we formed a wholly-owned insurance subsidiary in order to self-insure a greater portion of our primary professional and general liability risk. Our captive subsidiary reinsures risk up to $1.0 million per claim and $3.0 million in the aggregate per hospital, and further acts as an excess insurer for all of our hospitals in combination with three commercial insurance companies. The total cost of our profesional liability program was approximaley 1.4 % of net revenue in fiscal 2003 and 1.3% in fiscal 2002.

     We determine our accruals for self-insured professional liability risks using asserted and unasserted claims identified by our incident reporting system as well as by using actuarially-determined estimates based on our internal as well as industry-wide historical loss payment patterns. We have discounted our accruals for self-insured professional liability risks to their present value using a discount rate of 4.5%. Although the ultimate settlement of these accruals may vary from our estimates, we believe that the amounts provided in our consolidated financial statements are adequate. However, if the actual payments of claims exceed our projected estimates of claims, our insurance accruals could be materially adversely affected.

Results of Operations

     Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

     Our net patient service revenue for the fiscal year ended September 30, 2003, or fiscal 2003, was $2,560.6 million. This compares to $2,262.6 million in net revenue for our fiscal year ended September 30, 2002, or fiscal 2002. This represented an increase in our net patient service revenue of $298.0 million, or 13.2%. Hospitals in operation for the entire period of fiscal 2003 and fiscal 2002, which we refer to as same hospitals, provided $164.0 million of the increase in net patient service revenue, which resulted both from an increase in inpatient and outpatient volumes and from rate increases. Net revenue per adjusted admission at our same hospitals increased 4.9% for fiscal 2003. A contributing factor to the rate increases and the net per adjusted admission increase was the renegotiation of 209 managed care contracts during fiscal 2003, or 17% of the total number of contracts. The average increase was approximately 9%. Commercial and managed care revenue represented approximately 41% of our total net revenue during fiscal 2003. The source of the remaining net increase of $134.0 million in net patient service revenue included:

•

$128.6 million in net patient service revenue from our acquisitions of an 88-bed hospital in December 2001, an 85-bed hospital, a 129-bed hospital, and a 176-bed hospital in January 2002, a 172-bed hospital in May 2002, a 67-bed hospital in January 2003, a 226-bed hospital and a 63-bed hospital in August 2003, and a 135-bed hospital in September 2003; and

•	a $5.4 million increase in net patient service revenue from our psychiatric hospitals and other corporate revenue.

     In fiscal 2003, our hospitals generated 1,079,865 patient days of service, which produced an overall occupancy rate of 48.5%. During fiscal 2002, our hospitals generated 1,000,480 patient days of service, which produced an overall occupancy rate of 47.9%. Admissions in same hospitals for fiscal 2003 increased 2.9%, from 198,214 to 203,875. Same hospital adjusted admissions, which adjusts admissions for outpatient volume, for our hospitals during fiscal 2003 were 325,137, up 2.8% from 316,239 adjusted admissions during fiscal 2002.

     Our salaries and benefits, supplies and other expenses and provision for doubtful accounts for fiscal 2003 were $1,917.4 million, or 74.9% of net patient service revenue, as compared to $1,698.0 million, or 75.0% of net patient service revenue for fiscal 2002. Of the total $219.4 million increase, approximately $111.2 million related to same hospitals and is largely attributable to increased inpatient and outpatient volumes. Another $96.7 million of our increased operating expenses related to the acquisitions, described above, which we completed in fiscal 2003. The remaining increase of $11.5 million represented an increase in our corporate and miscellaneous other operating expenses. In addition, during fiscal 2003, our rent expense increased by $3.4 million primarily as a result of the acquisitions we completed during the year and the expansion of services provided in our hospitals.

During fiscal 2003, our depreciation and amortization costs increased by $14.5 million. This increase in depreciation and amortization resulted primarily from the acquisitions we completed during fiscal 2003. As a result of the repayment of our Convertible Senior Subordinated Debentures due 2020 on August 16, 2003 and lower interest rates on our remaining debt, our interest expense decreased $0.6 million. Our writeoff of $4.9 million of unamortized deferred financing costs is a result of the repayment of our Convertible Senior Subordinated Debentures due 2020 on August 16, 2003.

     Our income before income taxes was $458.7 million for fiscal 2003 and $405.7 million for fiscal 2002, an increase of $53.0 million or 13.1%. Our increased profitability resulted from increased volumes, rate increases, and from the acquisitions we completed in fiscal 2003. Our provision for income taxes was $175.3 million for fiscal 2003 as compared to $159.2 million for fiscal 2002. Our provision for income taxes reflected an effective income tax rate of approximately 38.2% for fiscal 2003 and 39.3% for fiscal 2002. As a result, our net income was $283.4 million for fiscal 2003 and $246.4 million for fiscal 2002.

     Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

     Our net patient service revenue for fiscal 2002 was $2,262.6 million, as compared to $1,879.8 million for our fiscal year ended September 30, 2001, or fiscal 2001. This represented an increase in net patient service revenue of $382.8 million, or 20.4%. Hospitals in operation for all of fiscal 2002 and 2001, which we refer to as same hospitals, provided $139.7 million of the increase in our net patient service revenue, which resulted primarily from inpatient and outpatient volume and rate increases. Net revenue per adjusted admission at our same hospitals increased 3.5% for fiscal 2002. A contributing factor to the rate increases and the net per adjusted admission increase was the renegotiation of 81 managed care contracts during fiscal 2002, or 8% of the total number of contracts. The average increase exceeded 10%. Commercial and managed care revenue represented approximately 40% of our total net revenue during fiscal 2002. The source of our remaining net increase of $243.1 million included:

•

$240.4 million in net patient service revenue from our acquisitions of a 200-bed hospital in June 2001, an 80-bed hospital in September 2001, an 88-bed hospital in December 2001, an 85-bed hospital, a 129-bed hospital, and a 126-bed hospital in January 2002, and a 172-bed hospital in May 2002; and

•	$2.7 million increase in net patient service revenue from psychiatric hospitals and corporate.

     Our hospitals generated 1,000,480 patient days of service in fiscal 2002, which produced an overall occupancy rate of 47.9%. During fiscal 2001, our hospitals generated 880,624 patient days of service for an overall occupancy rate of 47.2%. Admissions in same hospitals for fiscal 2002 increased 2.2%, from 184,533 to 188,576. Same hospital adjusted admissions, which adjusts admissions for outpatient volume, for our hospitals during fiscal 2002 were 298,348, up 4.0% from 287,000 adjusted admissions during fiscal 2001.

     Our salaries and benefits, supplies and other expenses and provision for doubtful accounts for fiscal 2002 were $1,698.0 million, or 75.0% of our net patient service revenue, as compared to $1,390.4 million, or 74.0% of net patient service revenue for fiscal 2001. Of the total $307.6 million increase, approximately $94.9 million related to same hospitals and was largely attributable to increased inpatient and outpatient volumes. Another $199.5 million of the increase related to the acquisitions, described above, which we completed in fiscal 2002. The remaining increase of $13.2 million represented an increase in our corporate and miscellaneous other operating expenses. Our fiscal 2002 rent expense increased by $6.2 million, primarily as a result of the acquisitions we completed during the year as well as our expansion of services provided in our hospitals.

     Between fiscal 2001 and 2002 our depreciation and amortization costs increased by $4.7 million. The increase primarily resulted from the acquisitions described above, offset by a decrease in amortization expense related to our adoption of SFAS No. 142 on October 1, 2001. Our interest expense decreased $4.4 million due to paydowns on higher interest rate debt and lower interest rates on our remaining overall outstanding debt. Our non-cash charge of $17.0 million consists of $13.6 million for the present value of the future costs of retirement benefits granted to our chairman pursuant to an agreement which became effective January 2, 2001 and $3.4 million for the write down of two hospital assets held for sale in conjunction with their respective replacement. The two hospital assets that were written down were facilities for which replacement facilities were completed in June 1999 and March 2000. The charge for the write down of these facilities was recorded in our quarter ended March 31, 2001. During the period between completion of the new facilities and the recording of the charge, we were evaluating our options for the sale of the facilities that had been replaced. During the period ended March 31, 2001, we finalized our plans for the old facilities and obtained the information necessary to estimate the loss on sale.

     Our income before income taxes was $405.7 million for fiscal 2002 as compared to $321.0 million for fiscal 2001. This represents an increase of $84.7 million or 26.4%. Excluding the non-recurring charge for retirement benefits and write down of assets held for sale of $17.0 million in fiscal 2001, our income before taxes was $338.0 million in fiscal 2001 as compared to $405.7 million for fiscal 2002, an increase of $67.7 million or 20.0%. Our increased profitability resulted from increased volumes, rate increases, and from the acquisitions we completed in fiscal 2002. Our provision for income taxes was $159.2 million for fiscal 2002 as compared to $126.0 million for fiscal 2001. Our provision for income taxes reflected an effective income tax rate of approximately 39.3% for both fiscal 2002 and 2001. As a result, our net income was $246.4 million for fiscal 2002 and $195.0 million for fiscal 2001, including the non-cash charge, and $205.3 million excluding such charge.

Liquidity, Capital Resources, and Capital Expenditures

Liquidity

     Fiscal 2003 Cash Flows Compared to Fiscal 2002 Cash Flows

     Our working capital increased to $820.4 million at September 30, 2003 from $422.0 million at September 30, 2002. This increase resulted from our receipt of proceeds from the sale of our 1.50% Convertible Senior Subordinated Notes due 2023, or 2023 Notes, as well as from increased business volumes and our continued efficient management of working capital. Our cash flows from operating activities decreased by $20.2 million from $354.1 million in fiscal 2002 to $333.9 million in fiscal 2003. Our improved profitability was offset by a decrease in working capital which resulted in an overall decrease in cash flows from operations in fiscal 2003 compared to fiscal 2002. Our use of cash in investing activities decreased by $23.4 million from $343.5 million in fiscal 2002 to $320.1 million in fiscal 2003. This decrease resulted primarily from our acquisition of four hospitals in fiscal 2003 compared to our acquisition of five hospitals in fiscal 2002. Our cash flows provided by financing activities increased $214.9 million from $42.9 million in fiscal 2002 to $257.8 million in fiscal 2003. The increase is primarily the result of borrowings of $575.0 million in connection with the issuance of the 2023 Notes, offset by $310.8 million used for the repayment of our Convertible Senior Subordinated Debentures due 2020.

     Fiscal 2002 Cash Flows Compared to Fiscal 2001 Cash Flows

     Our working capital increased to $422.0 million at September 30, 2002 from $377.1 million at September 30, 2001. This increase resulted primarily from increased business volumes as well as from continued efficient management of our working capital. Our cash flows from operating activities increased by $57.9 million from $296.2 million in fiscal 2001 to $354.1 million in fiscal 2002. Our improved profitability contributed to the majority of this net increase. Our use of cash in investing activities increased from $170.1 million in fiscal 2001 to $343.5 million in fiscal 2002. This increase resulted from our acquisition of five hospitals in fiscal 2002 compared to two hospitals in 2001. Our cash flows from financing activities increased $115.1 million from $72.2 million used in fiscal 2001 to $42.9 million provided in fiscal 2002. The increase is primarily the result of net proceeds on borrowing of $215.8 million which was offset by $186.4 million used for stock repurchases in fiscal 2002.

     Effect of Legislative and Regulatory Action on Liquidity

     The Medicare and Medicaid reimbursement programs are subject to ongoing changes as a result of legislative and regulatory actions. We believe that these changes will continue to limit payment increases under these programs. However, we do not believe that these changes will have a material adverse effect on our future revenue or our liquidity. Nevertheless, within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion which may further affect payments made under those programs. In the future, both the federal and state governments might reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities, either of which could have a material adverse effect on our future revenue and our liquidity. Additionally, any future restructuring of the financing and delivery of health care in the United States and the continued rise in managed care programs could have an effect on our future revenue and liquidity.

Capital Resources

     Credit Facilities

     We currently have a 5-year $450 million credit agreement due November 30, 2004. This credit agreement is a term loan agreement which permits us to borrow under an unsecured revolving credit line at any time through November 30, 2004, at which time the agreement will terminate and all outstanding amounts owed by us will become due and payable. If we choose to borrow under the credit agreement, we may choose a loan based on an interest rate equal to the prime interest rate or an interest rate based on the LIBOR interest rate. Under the credit agreement, the interest rate for a loan based on the LIBOR interest rate is currently the LIBOR rate plus 1.00 percent. This interest rate under the credit agreement is subject to change should our credit rating change. Assuming we were to choose an interest rate based on the LIBOR interest rate, the applicable interest rate under the credit agreement would have been 2.1% and 2.8% at September 30, 2003 and 2002, respectively. As of September 30, 2003 and 2002, we did not have any outstanding borrowings under the credit agreement. In October 2003, we borrowed $275.0 million under the credit agreement to partially finance the acquisition of five hospitals on November 1, 2003. See “Business – Recent Transactions” in Item 1.

     We also have a $15 million unsecured revolving working capital credit commitment with a commercial bank. This credit commitment is tied to our cash management system and renews annually each November 1. We must pay interest on any outstanding balance monthly at a fluctuating rate not to exceed the bank’s prime rate less 0.25%. The interest rate at September 30, 2003 and 2002 was 3.75% and 4.5%, respectively. As of September 30, 2003 and 2002, we did not have any amounts outstanding under the credit commitment.

     During the term of the credit agreement, we are obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, each of the above credit facilities contains covenants which, without prior consent of the lenders under such facilities, limit certain of our activities, including those relating to mergers, consolidations and our ability to borrow additional money, make guarantees, grant security interests and declare dividends. Furthermore, each of the credit facilities requires us to maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage. At September 30, 2003 and 2002, we were in compliance with all of these covenants.

     Outstanding Debt Securities

     2022 Notes. On January 28, 2002, we sold $330.0 million in face value of our Zero-Coupon Convertible Senior Subordinated Notes due 2022, or 2022 Notes. Our sale of 2022 Notes resulted in gross proceeds to us of approximately $277.0 million. The 2022 Notes are our general unsecured obligations and are subordinated in right of payment to our existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2022 Notes. Our 2023 Notes, which are discussed below, rank equally with our 2022 Notes. The 2022 Notes mature on January 28, 2022, unless they are converted or redeemed earlier. Upon the occurrence of certain events, the 2022 Notes become convertible into shares of our common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of 2022 Notes converted (which conversion rate is subject to adjustment in certain events). The equivalent number of shares of our common stock associated with any conversion of the 2022 Notes will become dilutive (and thus included in our earnings per share calculation) when our common stock trades at a level of $31.33 for at least 20 out of 30 trading days prior to the conversion of the 2022 Notes or the 2022 Notes otherwise become convertible. The accrual of the original issue discount on the 2022 Notes represents a yield to maturity of 0.875% per year calculated from January 28, 2002, excluding any contingent interest which could be payable under certain circumstances in accordance with the terms of the Notes.

     Holders may require us to purchase all or a portion of their 2022 Notes on January 28, 2005, January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per note of $862.07, $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each purchase date. We will pay cash for all 2022 Notes so purchased on January 28, 2005. We may choose to pay the purchase price in cash or common stock or a combination of cash and common stock for purchases on or after January 28, 2007. In addition, if we undergo certain types of fundamental changes on or before January 28, 2007, each holder of the 2022 Notes may require us to purchase all or a portion of their 2022 Notes. We may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. In addition, we may redeem all or a portion of the 2022 Notes at any time on or after January 28, 2007 for cash. We have reserved approximately 10.6 million shares of our common stock for issuance in the event the 2022 Notes are converted.

     2023 Notes. On July 29 and August 8, 2003, we sold an aggregate of $575.0 million in face value of our 1.50% Convertible Senior Subordinated Notes due 2023. The 2023 Notes were sold at their principal face amount, plus accrued interest, if any, from July 29, 2003. Our sale of 2023 Notes resulted in gross proceeds to us of approximately $563.5 million. We used $310.8 million of the proceeds to redeem all of our Convertible Senior Subordinated Debentures due 2020 on August 16, 2003. The balance of the proceeds was used to partially fund our acquisition of five hospitals on November 1, 2003. The 2023 Notes are our general unsecured obligations and are subordinated in right of payment to our existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2023 Notes. Our 2022 Notes, which are discussed above, rank equally with our 2023 Notes. The 2023 Notes mature on August 1, 2023, unless they are converted or redeemed earlier. Upon the occurrence of certain events, the 2023 Notes become convertible into shares of our common stock at a conversion rate of 36.5097 shares of common stock for each $1,000 principal amount of 2023 Notes converted (which conversion rate is subject to adjustment in certain events). The equivalent number of shares of our common stock associated with any conversion of the 2023 Notes will become dilutive (and thus included in our earnings per share calculation) when our common stock trades at a level of $36.5097 for at least 20 out of 30 trading days prior to the conversion of the 2023 Notes or the 2023 Notes otherwise become convertible.

     Holders may require us to purchase all or a portion of their 2023 Notes on August 1, 2006, August 1, 2008, August 1, 2013 and August 1, 2018 for a purchase price per note equal to 100% of its principal face amount, plus accrued but unpaid interest. We will pay cash for all 2023 Notes so purchased on August 1, 2006. We may choose to pay the purchase price in cash or common stock or a combination of cash and common stock for purchases on or after August 1, 2008. In addition, if we undergo certain types of fundamental changes on or before August 1, 2008, each holder of the 2023 Notes may require us to purchase all or a portion of their 2023 Notes. We may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. In addition, we may redeem all or a portion of the 2023 Notes at any time on or after August 5, 2008 for a redemption price per note equal to its principal face amount, plus accrued but unpaid interest. We may choose to pay the redemption price in cash or common stock or a combination of cash and common stock. We have reserved approximately 21.0 million shares of our common stock for issuance in the event the 2023 Notes are converted.

Capital Expenditures

     Our business strategy calls for us to continue to acquire hospitals that meet our acquisition criteria. The acquisition of hospitals accounted for a significant portion of our capital expenditures in each of fiscal 2002 and fiscal 2003. We generally fund acquisitions, replacement hospitals and other ongoing capital expenditure requirements from cash on hand generated from our operating cash flows and from availability under our credit agreement. During fiscal 2004, excess proceeds from the 2023 Notes sold in July and August 2003 also provided a source of funding for our five hospital acquisition completed on November 1, 2003.

     Transactions Completed or Pending for Fiscal 2004

•

On November 1, 2003, we announced the acquisition of five non-urban hospitals from subsidiaries of Tenet Healthcare Corporation. The five hospitals acquired included Seven Rivers Community Hospital, a 128-bed hospital located in Crystal River, Florida; Harton Regional Medical Center, a 137-bed hospital located in Tullahoma, Tennessee; University Medical Center, a two-campus 257-bed hospital located in Lebanon, Tennessee; Three Rivers Health Care, a two-campus 423-bed hospital located in Poplar Bluff, Missouri; and Twin Rivers Regional Medical Center, a 116-bed hospital located in Kennett, Missouri. The purchase price was approximately $515.0 million in cash.

•

In October 2003, we received approval from the State of Florida Agency for Health Care Administration to construct our proposed 100-bed Collier Regional Medical Center in southeast Collier County, Florida. Pending any appeal that might be made, we anticipate beginning construction in the next 12 months. The cost of the project is expected to be approximately $75.0 million.

     We currently have several hospital renovation and expansion projects underway. We do not believe that any of these projects are individually significant or that they represent in the aggregate a significant commitment of our resources. In addition to our ongoing renovation and expansion projects, over the course of the next three years we plan to replace three of our existing hospitals (Brooksville, Florida; Carlisle, Pennsylvania; and Lancaster, Pennsylvania) and complete our proposed Collier Regional Medical Center in southeast Collier County, Florida. Regulatory approval to begin construction has been granted. As of September 30, 2003, we had invested approximately $30.0 million in these projects. We anticipate spending between approximately $155 and $165 million for capital equipment, renovations, and replacement hospitals during fiscal 2004.

     Transactions Completed in Fiscal 2003

•	On September 15, 2003, we acquired Walton Medical Center, a 135-bed hospital located in Monroe, Georgia, for approximately $38.7 million in cash and $1.3 million in assumed liabilities.

•

On August 15, 2003, we acquired the assets of Providence Yakima Medical Center located in Yakima, Washington and Providence Toppenish Hospital located in Toppenish, Washington, a 289-bed acute care hospital system, for approximately $70.8 million in cash and $11.9 million in assumed liabilities. This transaction represented our first geographic expansion into the northwestern United States.

•	On January 1, 2003, we acquired, pursuant to a 40-year lease, the Madison County Medical Center, a 67-bed acute care hospital located in Canton, Mississippi, for approximately $9.7 million in cash.

     Transactions Completed in Fiscal 2002

•

On August 1, 2002, we purchased an office complex in Naples, Florida consisting of two commercial office buildings, including the building that houses our corporate headquarters. We paid $25.8 million for this office complex, consisting of $5.8 million in cash and $20.0 million financed using a 5-year note, from a commercial bank, bearing interest at the LIBOR rate plus .75%.

•

Effective May 1, 2002, we acquired all of the assets of Mesquite Community Hospital from Manor Care, Inc. for $80.0 million in cash and subsequently sold back to Manor Care, Inc. a 20% equity interest in such hospital for $16.0 million in cash. As part of this transaction, we also sold to Manor Care, Inc. a 20% equity interest in the Medical Center of Mesquite (which was acquired by us on December 31, 2001) for $16.0 million in cash.

•

In February 2002, we initiated a stock repurchase program to repurchase up to 5,000,000 shares of our common stock. On August 8, 2002, we announced the completion of this stock repurchase program. Under this program we used cash on hand to repurchase a total of 5,000,000 shares of our common stock at an average purchase price of $18.54 per share.

•

Effective January 1, 2002, we acquired the stock of four acute care hospitals from Clarent Hospital Corporation for approximately $170.0 million in cash. Later the same day we sold one of these hospitals to a third party for $40.0 million in cash.

•	Effective December 1, 2001 we acquired the assets of East Pointe Hospital, including substantially all of the hospital’s property, plant and equipment, for approximately $16.5 million in cash.

•

In September 2001, we initiated a stock repurchase program to repurchase up to 5,000,000 shares of our common stock. On January 29, 2002, we announced the completion of this stock repurchase program. Under this program we used cash on hand to repurchase a total of 5,000,000 shares of our common stock at an average price of $19.29 per share.

Off-Balance Sheet Arrangements

     At September 30, 2003, we were party to certain off balance sheet arrangements. These consisted of obligations under standby letters of credit, lease transactions and contractual obligations to provide financial assistance to physicians relocating to our communities.

     Standby letters of credit

     Standby letters of credit outstanding, as of September 30, 2003, were approximately $38.4 million. These outstanding letters of credit consisted of the following:

•	$16.2 million related to the self insured portions of our insurance programs as security for the payment of claims;

•	$22.1 million in performance guarantees for the construction of our Carlisle, Pennsylvania, and Lancaster, Pennsylvania, replacement hospitals;

•	$.1 million for obligations related to certain utility companies.

     Lease Transactions

     Obligations under operating leases for real property, real property master leases and equipment totaled approximately $184.1 million. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received under these subleases are offset against the expense. The minimum payments under all operating lease arrangements are detailed in note 4 in the notes to our consolidated financial statements in Item 8.

     Physician Guarantees

     In consideration for a physician relocating to one of our communities and agreeing to engage in private practice, we may advance money to the physician to assist in the establishment of the physician’s practice. We have committed to advance approximately $13.3 million at September 30, 2003 under these arrangements. The actual amount of these commitments is dependent upon the financial results of each physician’s private practice during the guarantee period, which generally does not exceed twelve months. The net amounts advanced under these recruiting agreements at the end of the individual’s guarantee period are considered loans and are generally forgiven pro rata over a period of 36 months contingent upon the physician continuing to practice in the respective community. Our practice is to expense these advances on a straight-line basis as they are paid over the guarantee period.

Days Sales Outstanding

     At the beginning of each fiscal year, we announce a number of financial and quality objectives for the coming fiscal year, including days sales outstanding (“DSO”). Our DSO is calculated by dividing the quarterly net revenue by the number of days in the quarter. The result is divided into the accounts receivable balance at the end of the quarter to obtain the DSO. This statistic is an important measure of collection of our accounts receivable. Below is a table of actual days compared to our objectives.

	September 30
	2003		2002	2001
Actual days sales outstanding	74	*	70	71
Objective for days sales outstanding	65-73		65-73	65-73

     * The variance from the prior year and our objective resulted from the acquisitions we completed during the fourth quarter of fiscal 2003. We are currently in the process of obtaining Medicare and Medicaid provider numbers for these newly acquired hospitals. Until provider numbers are obtained, these hospitals will continue to treat patients under the Medicare and Medicaid programs, but will be unable to bill Medicare and Medicaid. Once we obtain these provider numbers, we will be able to bill for all Medicare and Medicaid patients previously treated. This contributed 3 days of the 4 day increase. Net of such acquisitions, our DSO would have been 71 days.

     Our PULSE System TM provides a weekly aging of our outstanding accounts receivable. The primary uses of this aging are to manage and evaluate the collectibility of our receivables and calculate the adequacy of allowances. Our hospitals provide services to patients with health care coverage as well as those without health care coverage. Those patients with health care coverage are often responsible for a portion of the bill referred to as the co-payment or deductible. This portion is determined by the specific plan in which the patient participates. Patients without health care coverage are evaluated at the time of service or shortly thereafter, for their ability to pay based on federal and state poverty guidelines, qualification for Medicaid or other state assistance programs, as well as the local hospital’s policies for indigent care. After payment is received from a third party, if any, statements are sent indicating the outstanding balance on the account. If the account is still outstanding after a period of time, the account is referred to a primary collection agency for assistance in collecting the amount due. The primary collection agency begins the process of debt collection to include contact with the patient via mail and phone. The purpose of this process is to work with the patient to resolve the outstanding debt. All non-governmental accounts over 150 days old from date of discharge are 100% reserved for in our allowance for bad debts.

     The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) discharged accounts receivable:

	September 30,
	2003		2002
	(in thousands)
	0-150 days	151 days and over	0-150 days	151 days and over
Due from third party payors	$608,214	$ 40,581	$515,007	$ 49,154
Private pay	239,697	101,877	188,714	103,605

Total gross discharged
accounts receivable	$847,911	$142,458	$703,721	$152,759

Impact of Seasonality and Inflation

     Seasonality

     We typically experience higher patient volumes and net patient service revenue in the second and third quarters of each fiscal year. We typically experience such seasonal volume and revenue peaks because more people generally become ill during the winter months, which in turn results in significant increases in the number of patients we treat during those months.

     Inflation

     The health care industry is labor intensive and is subject to wage and other expense increases, especially during periods of inflation and when shortages of skilled labor occur. There is currently a shortage of skilled nursing staff industry-wide, which has caused nursing salaries to increase. We have addressed the nursing staffing needs in our markets through increasing wages, improving hospital working conditions, fostering relationships with local nursing schools, and implementing our NurseSelectTM internal nursing agency program in four of our markets. We do not believe that the inflationary trend in nursing salaries or the nursing shortage will have an adverse effect on our net income.

     In addition, suppliers pass along rising costs to us in the form of higher prices. Thus far, we believe that we have been able to offset increases in our operating costs through a combination of increasing prices, achieving quantity discounts for purchases under our group purchasing agreement, and by more efficient utilization of resources. Although we have implemented cost control measures to curb increases in operating costs and expenses, we cannot predict our ability to cover or offset future cost increases.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

     We are exposed to interest rate fluctuations, primarily as a result of our $450 million credit agreement that has an interest rate subject to market fluctuations. However, we do not currently use derivative instruments to alter the interest rate characteristics of any of our debt. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity dates. At September 30, 2003 the fair value of our fixed rate debt was $957.9 million, while the carrying value was approximately $916.7 million. At September 30, 2003 the fair value of our variable rate debt was $17.5 million, while the carrying value was approximately $17.5 million.

	(in millions, except interest rates)
	2004	2005	2006	2007	2008	Thereafter	Total
Long term debt:
Fixed rate long-term debt	$7.4	$6.8	$5.9	$4.6	$4.3	$31.5	$60.5
Average interest rates	5.4%	5.8%	5.9%	5.6%	5.6%	6.2%	5.9%
Fixed rate convertible
long-term debt	—	—	—	—	—	$856.2	$856.2
Average interest rate						1.3%	1.3%
Variable rate
long-term debt	$2.0	$2.0	$2.0	$11.5	—	—	$17.5
Average interest rate	*	*	*	*	*	*

     * The interest rate is LIBOR plus 0.75%. The interest rate on the outstanding balance at September 30, 2003 was 1.9%.

Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Health Management Associates, Inc.
Consolidated Financial Statements:
Report of Independent Certified Public Accountants	33
Consolidated Statements of Income - for the years ended
September 30, 2003, 2002 and 2001	34
Consolidated Balance Sheets - September 30, 2003 and 2002	35
Consolidated Statements of Stockholders' Equity - for the
years ended September 30, 2003, 2002 and 2001	37
Consolidated Statements of Cash Flows - for the years
ended September 30, 2003, 2002 and 2001	38
Notes to Consolidated Financial Statements	40

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Health Management Associates, Inc.

     We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. as of September 30, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. at September 30, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the excess of cost over acquired net assets during the year ended September 30, 2002.

Ernst & Young LLP

Tampa, Florida
October 21, 2003, except for
    Note 12, as to which the
    date is November 1, 2003

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended September 30,
	2003	2002	2001
Net patient service revenue	$2,560,576	$2,262,601	$1,879,801
Costs and expenses:
Salaries and benefits	989,075	874,729	710,535
Supplies and other	741,487	650,852	535,926
Provision for doubtful accounts	186,826	172,430	143,923
Depreciation and amortization	109,864	95,328	90,646
Rent expense	50,401	47,048	40,850
Interest, net	14,915	15,543	19,970
Writeoff of deferred financing costs	4,931	—	—
Non-cash charge for retirement benefits and write down of
assets held for sale	—	—	17,000
Total costs and expenses	2,097,499	1,855,930	1,558,850

Income before minority interests and income taxes	463,077	406,671	320,951
Minority interests in earnings of consolidated entities	4,341	1,009	—

Income before income taxes	458,736	405,662	320,951
Provision for income taxes	175,312	159,226	125,973

Net income	$ 283,424	$ 246,436	$ 194,978

Net income per share:
Basic	$ 1.19	$ 1.02	$ .80

Diluted	$ 1.13	$ .97	$ .76

Dividends per share	$ .08	$ —	$ —

Weighted average number of shares outstanding:
Basic	239,086	241,298	244,425

Diluted	255,884	260,641	264,351

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
in thousands)

	September 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 395,338	$ 123,736
Accounts receivable, less allowances for doubtful accounts of $151,015 and $138,616 at
September 30, 2003 and 2002, respectively	492,787	418,264
Accounts receivable - other	34,467	36,163
Supplies, at cost	65,342	59,412
Prepaid expenses and other assets	57,905	19,622
Funds held by trustee	17,470	2,628
Deferred income taxes	30,027	35,961

Total current assets	1,093,336	695,786
Property, plant and equipment:
Land and improvements	94,141	78,879
Buildings and improvements	1,077,638	964,100
Leaseholds	116,327	104,672
Equipment	617,818	518,129
Construction in progress	77,227	57,563

	1,983,151	1,723,343
Less: accumulated depreciation and amortization	(555,436)	(441,561)

Net property, plant and equipment	1,427,715	1,281,782
Funds held by trustee	15,924	1,450
Excess of cost over acquired net assets, net	397,825	342,113
Deferred charges and other assets	44,687	43,186

	$ 2,979,487	$ 2,364,317

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,
	2003	2002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 136,136	$ 132,228
Accrued payroll and related taxes	48,560	39,397
Accrued expenses and other liabilities	63,401	61,381
Due to third party payors	10,019	21,900
Income taxes - currently payable	5,400	11,228
Current maturities of long-term debt	9,447	7,609

Total current liabilities	272,963	273,743
Deferred income taxes	48,984	17,861
Other long-term liabilities	58,402	42,793
Long-term debt	924,713	650,159
Minority interests in consolidated entities	37,350	33,009

Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized
Common stock, Class A, $.01 par value, 750,000 shares authorized, 262,705 and 261,067
shares issued September 30, 2003 and 2002, respectively	2,627	2,611
Additional paid-in-capital	399,782	373,214
Retained earnings	1,535,322	1,271,583

	1,937,731	1,647,408
Less: treasury stock, 22,500 shares at both
September 30, 2003 and 2002, respectively	(300,656)	(300,656)

Total stockholders' equity	1,637,075	1,346,752

	$ 2,979,487	$ 2,364,317

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended September 30, 2003, 2002 and 2001
(in thousands)

	Common Stock		Additional
	Shares	Par Value	Paid-in Capital	Retained Earnings	Treasury Stock
Balance at September 30, 2000	255,357	$2,554	$308,834	$ 830,169	($111,491)
Exercise of stock options and issuance of stock
incentive plan shares	2,717	27	25,245	—	—
Income tax benefit from exercise
of stock options and issuance of stock
incentive plan shares	—	—	6,113	—	—
Purchase of treasury stock, at cost	—	—	—	—	(2,780)
Net income	—	—	—	194,978	—

Balance at September 30, 2001	258,074	2,581	340,192	1,025,147	(114,271)
Exercise of stock options and issuance of stock
incentive plan shares	2,993	30	14,629	—	—
Income tax benefit from exercise
of stock options and issuance of stock
incentive plan shares	—	—	18,393	—	—
Purchase of treasury stock, at cost	—	—	—	—	(186,385)
Net income	—	—	—	246,436	—

Balance at September 30, 2002	261,067	2,611	373,214	1,271,583	(300,656)
Exercise of stock options and issuance of stock
incentive plan shares	1,638	16	21,248	—	—
Income tax benefit from exercise
of stock options and issuance of stock
incentive plan shares	—	—	5,320	—	—
Payment of dividends	—	—	—	(19,685)	—
Net income	—	—	—	283,424	—

Balance at September 30, 2003	262,705	$2,627	$399,782	$ 1,535,322	($300,656)

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net income	$283,424	$246,436	$194,978
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	109,864	95,328	90,646
Provision for doubtful accounts	186,826	172,430	143,923
Minority interest in earnings of consolidated entities	4,341	1,009	—
(Gain)loss on sale of fixed assets	(826)	62	(6)
Change in deferred income taxes	37,057	(8,585)	(6,600)
Writeoff of deferred financing costs	4,931	—	—
Charges for retirement benefits and write down of
assets held for sale	—	—	17,000
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(265,830)	(209,972)	(149,288)
Supplies	(3,973)	(4,656)	(9,993)
Prepaid expenses and other assets	(38,383)	479	(257)
Deferred charges and other assets	2,168	(1,035)	(6,018)
Accounts payable	5,666	29,746	13,315
Accrued expenses and other liabilities	(6,504)	7,915	2,053
Income taxes - currently payable	(509)	28,260	5,347
Other long-term liabilities	15,610	(3,281)	1,055

Net cash provided by operating activities	333,862	354,136	296,155

Cash flows from investing activities:
Acquisition of facilities, net of cash acquired and
purchase price adjustments	(126,477)	(300,179)	(100,894)
Additions to property, plant and equipment	(165,571)	(116,047)	(73,473)
Proceeds from sale of property, plant and equipment	1,260	41,074	3,357
(Increase) decrease in funds held by trustee	(29,316)	(395)	884
Proceeds from sale of minority interests in
consolidated entities	—	32,000	—

Net cash used in investing activities	($320,104)	($343,547)	($170,126)

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended September 30,
	2003	2002	2001
Cash flows from financing activities:
Proceeds from long-term borrowings	$ 575,805	$ 479,314	$ 35,591
Principal payments on debt	(318,318)	(263,482)	(129,098)
Purchase of treasury stock, at cost	—	(186,385)	(2,780)
Proceeds from issuance of common stock	21,264	14,659	25,272
Payment of interest on debentures	(1,222)	(1,222)	(1,222)
Payment of dividends	(19,685)	—	—

Net cash provided by (used in) financing activities	257,844	42,884	(72,237)

Net increase in cash and cash equivalents	271,602	53,473	53,792
Cash and cash equivalents at beginning of year	123,736	70,263	16,471

Cash and cash equivalents at end of year	$ 395,338	$ 123,736	$ 70,263

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired (including cash)	$ 132,419	$ 292,456	$ 63,049
Consideration: Cash paid	119,136	291,435	59,436

Liabilities assumed	$ 13,283	$ 1,021	$ 3,613

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

1.     Business and summary of significant accounting policies

     Health Management Associates, Inc. (the “Company”), through its subsidiary companies, substantially all of which are wholly-owned, provides health care services to patients in owned and leased facilities primarily in the southeast and southwest United States. The Company consistently applies the following significant accounting policies:

     a.  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are controlled by the Company through majority voting control. All significant intercompany accounts and transactions have been eliminated.

     b.  Cash equivalents

     The Company considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. The Company’s cash equivalents consist principally of investment grade instruments.

     c.  Property, plant and equipment

     Property, plant and equipment are carried at cost and include major expenditures which increase their values or extend their useful lives. Depreciation and amortization are computed using the straight-line method based on estimated useful lives. Estimated useful lives for buildings and improvements range from twenty to forty years and for equipment range from three to ten years. Leaseholds are amortized on a straight-line basis over the terms of the respective leases. Depreciation expense was $105.0 million, $91.9 million and $77.3 million for the years ended September 30, 2003, 2002 and 2001, respectively.

     d.  Excess of cost over acquired net assets, net and deferred charges and other assets

     Prior to October 1, 2001, excess of cost over acquired net assets (goodwill) had been amortized on a straight-line basis over lives ranging from three to twenty-five years. As of October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The transition provisions of SFAS No. 142 required the completion of a transitional impairment test within six months of adoption of SFAS No. 142. The Company tests goodwill annually for impairment. There was no goodwill impairment for the years ended September 30, 2003, 2002 or 2001. During the year ended September 30, 2001, the Company recorded $9.2 million of goodwill amortization expense which reduced earnings by $5.5 million (net of tax expense of approximately $3.7 million) or approximately $0.02 per share on a diluted basis.

     Deferred charges and other assets consist principally of deferred financing costs and certain non-productive assets held for sale. The financing costs are being amortized over the life of the related debt. The accumulated amortization of deferred financing costs was $2.5 million and $4.5 million at September 30, 2003 and 2002, respectively.

     Certain long-lived assets may become impaired, requiring a write down of the assets to their estimated fair values. The Company periodically reviews future cash flows related to these assets and, if necessary, will reduce such assets to their estimated fair values.

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

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Business and summary of significant accounting policies (continued)

     f.  Net patient service revenue and cost of revenue

     The Company recognizes gross patient service charges on the accrual basis in the period that services are rendered. Net patient service revenue represents gross patient service charges less provisions for contractual adjustments. Approximately 57%, 59% and 59% of gross patient service charges for the years ended September 30, 2003, 2002 and 2001, respectively, related to services rendered to patients covered by the Medicare and Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. Provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment/reimbursement (either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit, and provision is currently made for adjustments which may result. Such adjustments were not material to the Company’s operations for the years ended September 30, 2003, 2002, and 2001. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is a possibility that recorded estimates may change in the future. Revenues and receivables from government programs are significant to the Company’s operations, but the Company does not believe that there are significant credit risks associated with these government programs.

     The Company grants credit without collateral to its patients, most of whom are local to the area where the hospitals reside and are insured under third-party payor agreements. The Company does not charge interest on accounts receivable. The credit risk for non-government program concentrations of receivables is limited due to the large number of insurance companies and other payors that provide payments for services. Accounts receivable are reported net of an estimated allowance for uncollectible accounts in the accompanying financial statements.

     Estimates for contractual allowances under managed care health plans are based primarily on the payment terms of contractual arrangements such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

     Net patient service revenue is presented net of provisions for contractual adjustments and other allowances of $5,427 million, $4,121 million and $2,981 million for the years ended September 30, 2003, 2002 and 2001, respectively, in the accompanying consolidated statements of income. In the ordinary course of business, the Company renders services in its facilities to patients who are financially unable to pay for their hospital care. The value of these services to patients who are unable to pay is not material to the Company’s consolidated results of operations.

     The Company’s presentation of costs and expenses does not differentiate between cost of revenues and non-cost of revenues because substantially all of the Company’s costs and expenses are related to providing health care services. Furthermore, the Company believes that the natural classification of expenses is a more meaningful presentation of the Company’s cost of doing business.

     g. Accounts receivable and provision for doubtful accounts

     The collection of receivables from third party payors and patients is the Company’s primary source of cash and is critical to its operating performance. The primary collection risks relate to uninsured patient accounts and patient accounts for which the primary insurance payer has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. Provisions for doubtful accounts are estimated based primarily upon the age of the patients’ account, the patients’ economic ability to pay and the effectiveness of collection efforts. Accounts receivable balances are routinely reviewed in conjunction with historical collection rates and other economic conditions which might ultimately affect the collectibility of patient accounts when considering the adequacy of the amounts recorded as allowances for doubtful accounts. Accounts receivable are written off after collection efforts have been followed in accordance with the Company’s policies. Accounts written off as uncollectible are deducted from the allowance for uncollectible accounts while subsequent recoveries are netted against provision for doubtful accounts expense. Significant changes in payer mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect the Company’s collection of accounts receivable, cash flows and results of operations.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Business and summary of significant accounting policies (continued)

     h.  Professional liability insurance claims

     Accruals for self-insured professional liability risks are determined using asserted and unasserted claims identified by the Company’s incident reporting system and actuarially-determined estimates based both on industry and the Company’s historical loss payment patterns and have been discounted to their present value using a discount rate of 4.5%. Although the ultimate settlement of these accruals may vary from these estimates, the Company believes that the amounts provided in the consolidated financial statements are adequate. If actual payments of claims exceed the Company’s projected estimates of claims, the insurance accruals could be materially adversely affected.

     i.  Funds held by trustee

     Funds held by trustee consist primarily of investments held by the Company’s insurance subsidiary to be used to pay losses and loss expenses of the insurance subsidiary. The current and long-term classification of these funds is based on the projected timing of the corresponding professional liability claims payments. These funds are primarily invested in short-term mutual and money market funds.

     j.  Minority interests in consolidated entities

     The consolidated financial statements include all assets, liabilities, revenues and expenses of majority-owned, but less than 100% owned, entities controlled by the Company. Accordingly, the Company has recorded minority interests in the earnings and equity of such entities.

     k.  Income taxes

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse (see Note 5). Management must make estimates in recording the Company’s provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowance that might be required against the deferred tax asset. Management believes that future income will enable the Company to realize these benefits in the future. Therefore, the Company has not recorded a valuation allowance against the deferred tax asset.

     The Company operates in multiple states with varying tax laws. The Company is subject to both federal and state audits of tax returns. Management must make estimates to determine that tax reserves are adequate to cover any potential audit adjustments. Actual results of audits, if any, could vary from the estimates recorded by management.

     l.  Earnings per share

     Earnings per share is based on the weighted average number of common and common equivalent shares (stock options and convertible debt) outstanding during the periods presented. (see Note 7)

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Business and summary of significant accounting policies (continued)

     m.  Segment reporting

     The Company’s business of providing health care services to patients in owned and leased facilities comprises a single reportable operating segment under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

     n.  Guarantees

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities that the Company serves. In consideration for a physician relocating to one of its communities in need of the physician’s services, the Company may advance money to the physician in order for such physician to establish his or her practice. The Company had committed to advance approximately $13.3 million as of September 30, 2003. The actual amount of such commitments is dependent upon the financial results of each physician’s private practice during the guarantee period, which generally does not exceed twelve months. The net amounts advanced under these recruiting agreements at the end of the individuals guarantee period are considered loans and are generally forgiven pro rata over a period of 36 months contingent upon the physician continuing to practice in the respective community. The Company expenses these advances on a straight-line basis as they are paid over the guarantee period.

     o.  Stock compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As a result, pro forma disclosure of alternative fair value accounting is required under SFAS No. 123, Accounting for Stock-Based Compensation, utilizing an option valuation model.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share data):

Year Ended September 30,
	2003	2002	2001
Net income, as reported	$ 283,424	$ 246,436	$ 194,978
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(10,206)	(11,175)	(10,441)

Pro forma net income	$ 273,218	$ 235,261	$ 184,537

Pro forma earnings per share:
Basic - as reported	$ 1.19	$ 1.02	$ .80
Basic - pro forma	$ 1.14	$ .97	$ .75
Diluted - as reported	$ 1.13	$ .97	$ .76
Diluted - pro forma	$ 1.08	$ .91	$ .72

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Business and summary of significant accounting policies (continued)

     The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: (i) risk-free interest rate of 2.34%, 4.60%, and 5.51%; (ii) .4% dividend yield for 2003, no dividends for 2002 and 2001 ; (iii) volatility factor of the expected market price of the Company’s common stock of .529, .536, and .489; (iv) and weighted-average expected lives of the options of 5, 5 and 7 years. The weighted-average fair value of options granted in 2003, 2002, and 2001 was $8.59, $10.23, and $9.59, respectively.

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

     p.  Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. The Company’s adoption of FIN 45 did not have a material effect on its consolidated financial statements. (see Note 1.n.)

       In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company’s adoption of FIN 46 is not expected to have a material effect on its consolidated financial statements.

     On January 1, 2003, the Company adopted SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No.145”). SFAS No.145 rescinds SFAS No. 4 Reporting Gains and Losses From Extinguishment of Debt. SFAS No. 145 requires any gains or losses on extinguishment of debt that do not meet the criteria in Accounting Principles Board Opinion No. 30 Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for classification as an extraordinary item shall be classified in income from operations. The Company incurred a writeoff of deferred financing costs related to the early extinguishment of debt in the fourth quarter of the year ended September 30, 2003. This writeoff of deferred financing costs loss was recorded in income from operations pursuant to the requirements of SFAS No. 145.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Business and summary of significant accounting policies (continued)

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—an amendment of FASB Statement No. 123 (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of SFAS No. 148 did not have an impact on the Company’s consolidated financial position or consolidated results of operations.

     q.  Reclassifications

     Certain amounts have been reclassified in prior years to conform with the current year presentation.

2.     Acquisitions and dispositions

     During the year ended September 30, 2003, the Company acquired certain assets of four hospitals through purchase agreements for $119.1 million in cash and the assumption of $13.3 million in liabilities. During the year ended September 30, 2002, the Company acquired certain assets of two hospitals and the stock of three hospitals through purchase agreements for $226.2 million in cash and the assumption of $1.0 million in liabilities. During the year ended September 30, 2001, the Company acquired certain assets of two hospitals through purchase agreements for $59.4 million in cash and the assumption of $3.6 million in liabilities. The foregoing acquisitions were accounted for by the Company using the purchase method of accounting. The allocation of the purchase price was determined by the Company at acquisition based upon available information and is subject to further refinement.

     As part of a group purchase of four hospitals during the year ended September 30, 2002, the Company acquired one acute care hospital and sold it on the same day for $40.0 million in cash.

     The operating results of the above hospitals have been included in the accompanying consolidated statements of income from the date of each respective hospital’s acquisition. The following unaudited pro forma combined summary of operations of the Company for each of the years in the three year period ended September 30, 2003 give effect to the operation of the hospitals purchased in the years ended September 30, 2003, 2002 and 2001 as if the acquisitions had occurred as of October 1, 2001, 2000 and 1999, respectively:

Year Ended September 30,
	2003	2002	2001
(in millions, except per share data)
Net patient service revenue	$ 2,700.7	$ 2,559.0	$ 2,301.5
Net income	$ 277.4	$ 242.2	$ 181.9
Net income per share - Basic	$ 1.16	$ .99	$ .74
Net income per share - Diluted	$ 1.10	$ .94	$ .71

The changes in the carrying amount of goodwill are as follows:

	September 30,
	2003	2002
	(in thousands)
Balance at beginning of the year	$342,113	$ 251,315
Goodwill acquired during the year	43,697	98,861
Impairment losses	—	—
Goodwill written off related to disposals	—	—
Adjustments to purchase price allocation	12,015	(8,063)

Balance at end of year	$397,825	$ 342,113

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Long-term debt

     The Company’s long-term debt consists of the following:

	September 30,
	2003	2002
	(in thousands)
Revolving Credit Agreements (a)	$ —	$ —
Zero-Coupon Convertible Senior Subordinated Debentures due 2020 at
3%, net of discount of $184.9 million at September 30, 2002 (b)	—	303,274
Zero-Coupon Convertible Senior Subordinated Notes due 2022
at 0.875%, net of discount of $48.8 million and $51.2 million at
September 30, 2003 and 2002, respectively (b)	281,211	278,757
1.50% Convertible Senior Subordinated Notes due 2023 (b)	575,000	—
Mortgage notes, secured by real and personal property (c)	10,345	10,417
Various mortgage and installment notes and debentures, some
secured by equipment, at interest rates ranging from
prime plus 1% to 6%, payable through 2009	34,283	28,368
Industrial Revenue Bond Issue	4,770	5,190
Capitalized lease obligations (see Note 4)	28,551	31,762

	934,160	657,768
Less current maturities	9,447	7,609

	$924,713	$650,159

     a.  Revolving Credit Agreements

     The Company currently has a 5-year $450 million Credit Agreement (the “Credit Agreement”) due November 30, 2004. The Credit Agreement is a term loan agreement which permits the Company to borrow under an unsecured revolving credit loan at any time through November 30, 2004, at which time the agreement terminates and all outstanding amounts become due and payable. The Company may choose a Base Rate Loan (prime interest rate) or a Eurodollar Rate Loan. The interest rate for a Eurodollar Rate Loan is currently the LIBOR interest rate plus 1.00 percent, and will increase or decrease in relation to a change in the Company’s credit rating. Monthly or quarterly interest payments are required depending on the type of loan chosen by the Company. The interest rate at September 30, 2003 and 2002 was 2.1% and 2.8%, respectively. As of September 30, 2003 and 2002, there were no amounts outstanding under the Credit Agreement. In October 2003, the Company borrowed $275.0 million under the Credit Agreement to partially finance the acquisition of certain hospitals. (see Note 12)

     The Company also has a $15 million unsecured revolving credit commitment with a bank. The $15 million credit commitment is a working capital commitment which is tied to the Company’s cash management system and renews annually on November 1. Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank’s prime rate less .25%. The interest rate at September 30, 2003 and 2002 was 3.75% and 4.5%, respectively. As of September 30, 2003 and 2002, there were no amounts outstanding under this credit commitment.

     In addition, the Company is obligated to pay certain commitment fees based upon amounts available for borrowing during the terms of the credit agreements described above.

     The credit agreements described above contain covenants which, without prior consent of the banks, limit certain activities, including those relating to mergers, consolidations and the Company’s ability to secure additional indebtedness, make guarantees, grant security interests and declare dividends. The Company must also maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage. At September 30, 2003 and 2002, the Company was in compliance with these covenants.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Long-term debt (Continued)

     b.  Subordinated Convertible Notes and Debentures

     On August 16, 2000, the Company sold $488.8 million face value of Zero-Coupon Subordinated Convertible Debentures due 2020 (the “Debentures”) for gross proceeds of $287.7 million. The Debentures were to mature on August 16, 2020, unless converted or redeemed earlier. The Debentures were convertible into the Company’s common stock at a conversion rate of 29.5623 shares of common stock for each $1,000 principal amount of the Debentures. Interest on the Debentures was payable semiannually in arrears on August 16 and February 16 of each year at a rate of .25% per year on the principal amount at maturity. The rate of cash interest and accrual of original issue discount represented a yield to maturity of 3% per year calculated from August 16, 2000. The Company redeemed all of the Debentures on August 16, 2003 for $310.8 million in cash, the accreted value of the debentures. A writeoff of $4.9 million for the unamortized, remaining deferred financing costs related to the Debenture issuance was recorded in the fourth quarter of fiscal 2003.

     On January 28, 2002, the Company sold $330.0 million in face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”) for gross proceeds of approximately $277.0 million. The 2022 Notes are the Company’s general unsecured obligations and are subordinated in right of payment to the Company’s existing and future senior indebtedness that is not, by its terms, expressly subordinated or equal in right of payment to the 2022 Notes. The 2023 Notes, discussed below, rank equally with the 2022 Notes. The 2022 Notes mature on January 28, 2022, unless converted or redeemed earlier. Upon the occurrence of certain events, the 2022 Notes are convertible into the Company’s common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of the 2022 Notes (subject to adjustment in certain events). The equivalent number of shares associated with the conversion of the 2022 Notes become dilutive (and thus included in the Company’s earnings per share calculation) when the Company’s common stock trades at a level of $31.33 for at least 20 trading days of the 30 trading days prior to the conversion or when the 2022 Notes otherwise become convertible. The accrual of the original issue discount on the 2022 Notes represents a yield to maturity of 0.875% per year calculated from January 28, 2002, excluding any contingent interest which could be payable under the terms of the 2022 Notes.

     Holders may require the Company to purchase all or a portion of their 2022 Notes on January 28, 2005, January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per note of $862.07, $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each purchase date. The Company is required to pay cash for all 2022 Notes so purchased on January 28, 2005. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock for purchases on or after January 28, 2007. In addition, if the Company undergoes certain types of fundamental changes on or before January 28, 2007, each holder may require the Company to purchase all or a portion of such holder’s 2022 Notes. The Company may redeem all or a portion of the 2022 Notes at any time on or after January 28, 2007. The Company has reserved approximately 10.6 million shares of common stock for issuance in the event the 2022 Notes are converted.

     On July 29 and August 8, 2003, the Company sold an aggregate of $575.0 million in face value of 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). The 2023 Notes were sold at their principal face amount, plus accrued interest from July 29, 2003. The sale of the 2023 Notes resulted in net proceeds to the Company of approximately $563.5 million. The Company used approximately $310.8 million of the proceeds to redeem all of its Debentures in August 2003. The 2023 Notes are general unsecured obligations and are subordinated in right of payment to the Company’s existing and future senior indebtedness that is not expressly subordinated or equal in right of payment to the 2023 Notes. The 2022 Notes, which are discussed above, rank equally with the 2023 Notes. The 2023 Notes mature on August 1, 2023, unless they are converted or redeemed earlier. Upon the occurrence of certain events, the 2023 Notes become convertible into shares of the Company’s common stock at a conversion rate of 36.5097 shares of common stock for each $1,000 principal amount of 2023 Notes converted (subject to adjustment in certain events). The equivalent number of shares associated with any conversion of the 2023 Notes will become dilutive (and thus included in the Company’s earnings per share calculation) when the Company’s common stock trades at a level of $36.097 for at least 20 out of 30 trading days prior to the conversion of the 2023 Notes or the 2023 Notes otherwise become convertible. Upon certain conditions, contingent interest could be paid by the Company.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Long-term debt (Continued)

     Holders may require the Company to purchase all or a portion of their 2023 Notes on August 1, 2006, August 1, 2008, August 1, 2013 and August 1, 2018 for a purchase price per note equal to 100% of its principal face amount, plus accrued but unpaid interest. The Company is required to pay cash for all 2023 Notes so purchased on August 1, 2006. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock for purchases on or after August 1, 2008. In addition, if the Company undergoes certain types of fundamental changes on or before August 1, 2008, each holder of the 2023 Notes may require the Company to purchase all or a portion of such holder’s 2023 Notes. The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. In addition, the Company may redeem all or a portion of the 2023 Notes at any time on or after August 5, 2008 for a redemption price per note equal to its principal face amount, plus accrued but unpaid interest. The Company may choose to pay the redemption price in cash or common stock or a combination of cash and common stock. The Company has reserved approximately 21.0 million shares of common stock for issuance in the event the 2023 Notes are converted.

     c.  Mortgage Notes

     The Company had three mortgage notes outstanding at September 30, 2003 and four mortgage notes outstanding at September 30, 2002. The mortgage notes are secured by all the real and personal property related to certain Company facilities with an aggregate net book value of $53.3 million and $64.5 million at September 30, 2003 and 2002, respectively. The mortgage notes are payable in various installments with maturity dates ranging through 2007 and carry interest rates ranging from prime (4.0% and 4.75% at September 30, 2003 and 2002, respectively) to 11.5%.

     As of September 30, 2003 and 2002, the quoted market price for the 2022 Notes was approximately $293.7 million and $287.9 million, respectively. As of September 30, 2003, the quoted market price for the 2023 Notes was approximately $603.8 million. The fair value of the other debt included above, based on available market information, approximates its carrying value.

     Maturities of long-term debt and capital leases for the next five fiscal years and thereafter are as follows (in thousands):

2004	$ 9,447
2005	8,785
2006	7,936
2007	16,143
2008	4,280
Thereafter	$887,569

     The Company paid interest of $28.1 million, $7.4 million, and $14.9 million for the years ended September 30, 2003, 2002 and 2001, respectively. Capitalized interest was $.6 million for the year ended September 30, 2003. There was no capitalized interest for the years ended September 30, 2002 and 2001.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Leases

     The Company leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases. Future minimum operating and capital lease payments, including amounts relating to leased hospitals, are as follows at September 30, 2003 (in thousands):

	Operating			Capital
September 30,	Real Property	Real Property Master Leases	Equipment	Real Property and Equipment	Total
2004	$ 7,747	$ 4,842	$25,779	$ 5,724	$ 44,092
2005	7,094	4,938	18,267	5,270	35,569
2006	6,018	4,985	11,944	4,599	27,546
2007	5,509	5,034	6,465	3,442	20,450
2008	4,876	5,084	2,884	2,950	15,794
Thereafter	20,184	41,445	977	34,020	96,626

Total minimum payments	$51,428	$66,328	$66,316	56,005	$240,077

Less amounts
representing interest				(27,454)

Present value of minimum
lease payments				$ 28,551

The Company entered into several real property master leases with certain non-affiliated entities in the ordinary course of business during the year ended September 30, 2003. These leases are for buildings on or near hospital property that the Company subleases to third parties. Amounts received as rental income are offset against the expense. The Company has not engaged in any transaction with an unconsolidated entity that is reasonably likely to affect liquidity.

The following summarizes amounts related to assets leased by the Company under capital leases (in thousands):

	September 30,
	2003	2002
Cost	$ 80,615	$ 76,819
Less accumulated amortization	(21,674)	(16,729)

Net book value	$ 58,941	$ 60,090

     The Company entered into capitalized leases for equipment of $2.9 million, $5.9 million and $4.0 million for the years ended September 30, 2003, 2002 and 2001, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Income taxes

     The significant components of the provision for income taxes are as follows (in thousands):

	Year ended September 30,
	2003	2002	2001
Federal:
Current	$125,706	$ 144,017	$ 114,109
Deferred	33,299	(11,322)	(6,731)

Total Federal	159,005	132,695	107,378
State:
Current	12,548	28,794	19,823
Deferred	3,759	(2,263)	(1,228)

Total State	16,307	26,531	18,595
Total	$175,312	$ 159,226	$ 125,973

An analysis of the Company’s effective income tax rates is as follows:

	Year ended September 30,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory income tax rate	$ 160,558	35.0%	$141,982	35.0%	$112,333	35.0%
State income taxes, net
of Federal benefit	16,077	3.5	15,824	3.9	12,628	3.9
Other items (each less than 5%
of computed tax)	(1,323)	(.3)	1,420.4		1,012.4

Total	$ 175,312	38.2%	$159,226	39.3%	$125,973	39.3%

     The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred income tax assets and liabilities are comprised of the following:

	September 30,
	2003	2002
	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$ 22,152	$ 27,417
Accrued liabilities	17,435	14,645
Self insurance liability risks	14,547	17,505
Other	6,932	3,606

	61,066	63,173
Less: Valuation allowance	—	—

Net deferred income tax assets	61,066	63,173
Deferred income tax liabilities:
Depreciable assets	(66,675)	(38,441)
Accrued liabilities and other	(13,348)	(6,632)

Net deferred income tax (liability) asset	($18,957)	$ 18,100

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is not necessary as of September 30, 2003 and 2002, respectively.

     Income taxes paid (net of refunds) amounted to $174.7 million, $139.7 million, and $126.1 million for the years ended September 30, 2003, 2002 and 2001, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Retirement plans

     The Company has a defined contribution retirement plan which covers substantially all eligible employees at its hospitals and the corporate office. This plan includes a provision for the Company to match a portion of employee contributions. Total retirement program expense under this plan was $6.7 million, $6.0 million and $4.5 million for the years ended September 30, 2003, 2002 and 2001, respectively.

     In addition, the Company maintains a supplemental retirement plan for certain Company executives which provides for predetermined annual payments to these executives after the attainment of age 62, if still employed by the Company at that time. These payments generally continue for the remainder of the executive’s life. (see Note 10)

7.     Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year ended September 30,
	2003	2002	2001
Numerator:
Numerator for basic earnings
per share - net income	$283,424	$246,436	$194,978
Effect of interest expense on convertible debt	4,900	5,419	5,346

Numerator for diluted
earnings per share	$288,324	$251,855	$200,324

Denominator:
Denominator for basic earnings
per share-weighted average shares	239,086	241,298	244,425
Effect of dilutive securities:
Employee stock options	4,131	4,894	5,477
Convertible debt	12,667	14,449	14,449

Denominator for diluted
earnings per share	255,884	260,641	264,351

Basic earnings per share	$ 1.19	$ 1.02	$ .80

Diluted earnings per share	$ 1.13	$ .97	$ .76

     Outstanding options to purchase 2.7 million, 2.8 million, and 1.2 million shares of the Company’s common stock were not included in the computation of earnings per share for the years ended September 30, 2003, 2002, and 2001, respectively, because the options’ exercise prices were greater than the average market price of the Company’s common stock.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Stockholders’ equity

     The Company has a 1991 Stock Option Plan, a 1993 Stock Option Plan and a 1996 Executive Incentive Compensation Plan for the granting of options to its key employees to purchase common stock. All options granted have 10 year terms and vest and become fully exercisable at the end of either 3 or 4 years of continued employment.

     Pertinent information covering the plans is summarized below:

	Shares	Price Range	Weighted Average Price
	(in thousands)
Balance at September 30, 2000	21,833	$1.24-$21.63	$10.87
Granted	2,804	16.60-21.25	16.62
Exercised	(2,553)	1.24-13.00	9.99
Terminated	(1,506)	12.13-21.63	13.38

Balance at September 30, 2001	20,578	2.07-21.63	11.59
Granted	1,808	19.10-19.95	19.93
Exercised	(2,847)	2.07-19.63	4.41
Terminated	(320)	8.25-21.63	18.17

Balance at September 30, 2002	19,219	2.07-21.63	13.33
Granted	2,023	18.56	18.56
Exercised	(1,490)	2.07-21.63	12.22
Terminated	(417)	12.13-21.63	17.77

Balance at September 30, 2003	19,335	$4.49-$21.63	$13.89

     Stock options exercisable at September 30, 2003, 2002, and 2001 were 14,336, 14,073, and 15,144 at weighted average exercise prices of $12.51, $12.14, and $10.35, respectively.

     The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.49-$12.13	5,166,000	4.0	$ 8.87	4,737,000	$ 8.58
$12.72-$17.13	9,471,000	5.1	$13.74	8,184,000	$13.30
$18.56-$21.63	4,698,000	8.2	$19.71	1,415,000	$21.13

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued))

8.     Stockholders’ equity (continued)

     At September 30, 2003, there were approximately 11.2 million shares of common stock reserved for future issuance under the plans. In addition, the Company has granted options for shares of its common stock to seven non-employee directors. At September 30, 2003, there were approximately 170,000 options outstanding at exercise prices ranging from $4.49 to $21.63 per share, expiring in 2004 through 2013.

     The Company also has a Stock Incentive Plan for corporate officers and management staff. This plan provides for the awarding of additional compensation to key personnel in the form of Company common stock. Under this plan, stock will be issued to the grantee four years after the date of grant, provided the individual is still an employee of the Company. At September 30, 2003, there were approximately 450,000 shares reserved under the plan, for which the Company has recorded $2.9 million, $2.9 million and $2.0 million of compensation expense for the years ended September 30, 2003, 2002 and 2001, respectively.

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

     At September 30, 2003 and 2002, there were approximately 10.6 million shares of common stock reserved for future issuance upon the conversion of the Company’s 2022 Notes. At September 30, 2003, there were approximately 21.0 million shares of common stock reserved for future issuance upon the conversion of the Company’s 2023 Notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Professional liability risks

     Through September 30, 2002, the Company was insured for professional liability risks under a “claims-made” basis policy, whereby each claim was covered up to $1.0 million per occurrence, subject to a $100,000 deductible (with an annual deductible cap of $6.1 million). Liabilities in excess of these amounts were covered through a combination of limits provided by commercial insurance companies and a self-insurance program.

     Accruals for self-insured professional liability risks are determined using asserted and unasserted claims identified by our incident reporting system and actuarially-determined estimates based both on industry and our own historical loss payment patterns and have been discounted to their present value using a discount rate of 4.5%. Although the ultimate settlement of these accruals may vary from these estimates, the Company believes that the amounts provided in the consolidated financial statements are adequate. If actual payments of claims exceed the Company’s projected estimates of claims, the insurance accruals could be materially adversely affected.

     Effective October 1, 2002, in response to difficulty in obtaining primary insurance from commercial companies at reasonable rates, the Company formed a wholly-owned insurance subsidiary in order to self-insure a greater portion of its primary professional and general liability risk. The captive subsidiary insures risk up to $1.0 million per claim and $3.0 million in the aggregate per hospital and substantially all of the Company’s approximately 165 employed physicians, and further acts as an excess insurer for all hospitals in combination with three commercial insurance companies. If actual payments of claims exceed projected estimates of claims, the Company’s insurance accruals for the insurance subsidiary could be materially adversely affected.

10.     Non-cash charge

     The amount recorded as a non-cash charge of $17.0 million during the year ended September 30, 2001 consists of $13.6 million for the present value of the future costs of retirement benefits granted to the Company’s chairman pursuant to an agreement which became effective January 2, 2001 and $3.4 million for the write down of two hospital assets held for sale in conjunction with their respective replacement. The two hospital assets that were written down were facilities for which replacement facilities were completed in June 1999 and March 2000. The charge for the write down of these facilities was recorded in the Company’s quarter ended March 31, 2001. During the period between completion of the new facilities and the recording of the charge, the Company was in the process of evaluating its options for the sale of the facilities that had been replaced. During the quarter ended March 31, 2001, the Company finalized its plans for the old facilities and obtained the information necessary to estimate the loss on sale.

11.     Commitments

     A number of hospital renovation and/or expansion projects were underway at September 30, 2003. None of these projects are individually significant nor do they represent a significant commitment in total at September 30, 2003. In addition, the Company plans to replace three of its existing hospitals (Brooksville, Florida; Carlisle, Pennsylvania; and Lancaster, Pennsylvania) and build one new hospital (Naples, Florida) over the next four years. As of September 30, 2003, the construction cost of these four hospitals is expected to be approximately $190.0 million. Regulatory approval, subject to appeal, to begin construction on all these hospitals has been granted. The Company is also obligated to construct a new facility at its Monroe, Georgia location within the next five years. The cost for this hospital has not yet been determined.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Subsequent events

     On October 28, 2003, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share of the Company’s common stock payable on December 1, 2003 to stockholders of record at the close of business on November 7, 2003.

     On November 1, 2003, the Company acquired five non-urban hospitals from Tenet Healthcare Corporation. The five hospitals included Seven Rivers Community Hospital, a 128-bed hospital located in Crystal River, Florida; Harton Regional Medical Center, a 137-bed hospital located in Tullahoma, Tennessee; University Medical Center, a two-campus 257-bed hospital located in Lebanon, Tennessee; Three Rivers Healthcare, a two-campus 423-bed hospital located in Poplar Bluff, Missouri; and Twin Rivers Regional Medical Center, a 116-bed hospital located in Kennett, Missouri. The aggregate cost of this acquisition was approximately $515.0 million. This transaction was financed through a combination of cash on hand and through borrowing $275.0 million under the Company’s Credit Agreement.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Quarterly data (unaudited)

Years ended September 30, 2003 and 2002
(in thousands, except per share data)

	Quarter				Year Ended
	First	Second	Third	Fourth	September 30,
2003
Net patient service revenue	$609,419	$646,472	$647,127	$657,558	$2,560,576
Income before income taxes	$ 97,784	$127,989	$124,482	$108,481	$ 458,736
Net income	$ 59,656	$ 78,065	$ 75,921	$ 69,782	$ 283,424
Net income per share:
Basic	$ .25	$ .33	$ .32	$ .29	$ 1.19
Diluted	$ .24	$ .31	$ .30	$ .28	$ 1.13
Weighted average number of shares:
Basic	238,589	238,673	239,108	239,965	239,086
Diluted	257,255	256,993	257,379	251,863	255,884
2002
Net patient service revenue	$495,821	$579,948	$592,476	$594,356	$2,262,601
Income before income taxes	$ 83,072	$113,965	$109,665	$ 98,960	$ 405,662
Net income	$ 50,466	$ 69,236	$ 66,616	$ 60,118	$ 246,436
Net income per share:
Basic	$ .21	$ .29	$ .28	$ .25	$ 1.02
Diluted	$ .20	$ .27	$ .26	$ .24	$ .97
Weighted average number of shares:
Basic	243,649	241,259	241,227	239,052	241,298
Diluted	263,365	260,661	260,821	257,740	260,641

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)

Evaluation Of Disclosure Controls And Procedures. Our President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Form 10-K. Based on this evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

(b)

Changes In Internal Controls Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item 10 is: (i) incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on February 17, 2004 under the headings “Election of Directors,” “Election of Directors – Board Meetings and Committees of the Board,” and “Election of Directors – Section 16(a) Beneficial Ownership Reporting Compliance”, which proxy statement will be filed within 120 days after the end of our fiscal year ended September 30, 2003; and (ii) set forth under “Executive Officers of the Registrant” in Part I, Item 4 of this Form 10-K.

     We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. Our Code of Business Conduct and Ethics also applies to all of our other employees and, to the extent set forth therein, to our directors. Our Code of Business Conduct and Ethics is posted on our website located at www.hma-corp.com under the heading “Investor Relations.” We intend to satisfy any disclosure requirements under Item 10 of Current Report on Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website under the “Investor Relations” heading.

Item 11.  Executive Compensation

     The information required by this Item 11 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of the Stockholders to be held on February 17, 2004 under the heading “Executive Compensation”, which proxy statement will be filed within 120 days after the end of our fiscal year ended September 30, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 12 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on February 17, 2004 under the heading “Security Ownership of Certain Beneficial Owners and Management”, which proxy statement will be filed within 120 days after the end of our fiscal year ended September 30, 2003.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item 13 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on February 17, 2004 under the heading “Certain Transactions”, which proxy statement will be filed within 120 days after the end of our fiscal year ended September 30, 2003.

Item 14.  Principal Accounting Fees and Services

     The information required by this Item 14 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of the Stockholders to be held on February 17, 2004 under the heading “Relationship with Independent Accountants”, which proxy statement will be filed within 120 days after the end of our fiscal year ended September 30, 2003.

PART IV

Item 15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

Item 15(a)(1) and 15(a)(2):

     We have filed our consolidated financial statements in Part II, Item 8 of this Form 10-K. In addition, the financial statement schedule entitled “Schedule II — Valuation and Qualifying Accounts” is filed as part of this Form 10-K under Item 15(d).

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3) and 15(c):

     The exhibits filed as part of this Form 10-K are listed in the Index to Exhibits immediately following the signature page of this Form 10-K.

Item 15(b):

     Reports on Form 8-K:

(a)	Form 8-K - Reporting Date July 22, 2003 Item Reported - Item 9. Regulation FD Disclosure

(b)	Form 8-K - Reporting Date July 24, 2003 Item Reported - Item 5. Other Events and Regulation FD Disclosure

(c)	Form 8-K - Reporting Date August 25, 2003 Item Reported - Item 5. Other Events and Regulation FD Disclosure

Item 15(d):

HEALTH MANAGEMENT ASSOCIATES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Acquisitions and Dispositions	Charges to Operations(a)	Charged to other Accounts	Deductions(b)	Balance at End of Period
Year ended September 30, 2001
allowance for doubtful accounts	$118,602	$ 5,482	$154,114	$ —	($161,413)	$116,785

Year ended September 30, 2002
allowance for doubtful accounts	$116,785	$33,143	$179,347	$ —	($190,659)	$138,616

Year ended September 30, 2003
allowance for doubtful accounts	$138,616	$ 1,061	$212,320	$ —	($200,982)	$151,015

(a)	Charges to operations include amounts related to provisions for doubtful accounts, before recoveries.

(b)	Includes amounts written-off as uncollectible, net of revenues.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

By /s/ Joseph V. Vumbacco Joseph V. Vumbacco	President and Chief Executive Officer	December 3, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ William J. Schoen William J. Schoen	Chairman of the Board of Directors	December 3, 2003

/s/ Joseph V. Vumbacco Joseph V. Vumbacco	President, Chief Executive Officer, and Director (Principal Executive Officer)	December 3, 2003

/s/ Robert E. Farnham Robert E. Farnham	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer	December 3, 2003

/s/ Kent P. Dauten Kent P. Dauten	Director	December 3, 2003

/s/ Donald E. Kiernan Donald E. Kiernan	Director	December 3, 2003

/s/ Robert A. Knox Robert A. Knox	Director	December 3, 2003

/s/ Kenneth D. Lewis Kenneth D. Lewis	Director	December 3, 2003

/s/ William E. Mayberry William E. Mayberry, M.D	Director	December 3, 2003

/s/ William C. Steere, Jr William C. Steere, Jr	Director	December 3, 2003

/s/ Randolph W. Westerfield Randolph W. Westerfield, Ph.D	Director	December 3, 2003

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i) Articles of Incorporation

3.1

Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

3.2

Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

(ii) By-laws

3.3	By-laws, as amended, previously filed and included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.

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

4.2

Credit Agreement by and among the Company, as Borrower, Bank of America, N.A., as Administrative Agent and as Lender, First Union National Bank, as Syndication Agent and as Lender, and the Chase Manhattan Bank, as Syndication Agent and as Lender, and the Lenders party thereto from time to time, dated November 30, 1999, previously filed and included as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

4.3

Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc. pertaining to a $15 million working capital and cash management line of credit, previously filed and included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2000, is incorporated herein by reference.

4.4

Indenture dated as of January 28, 2002, by and between the Company and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee, pertaining to the $330.0 million face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (includes form of Zero-Coupon Convertible Senior Subordinated Note due 2022), previously filed and included as Exhibit 4(a) to the Company’s Current Report on Form 8-K dated January 28, 2002, is incorporated herein by reference.

4.5

Indenture dated as of July 29, 2003 between the Company and Wachovia Bank, National Association, as Trustee, pertaining to the $575.0 million face value of 1.50% Convertible Senior Subordinated Notes due 2023 (includes form of 1.50% Convertible Senior Subordinated Note due 2023), previously filed and included as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-109756), is incorporated herein by reference.

(9)	Voting Trust Agreement

Not applicable.

(10)	Material Contracts

Exhibits 4.2 through 4.5 referenced under (4) of this Index to Exhibits are incorporated herein by reference.

10.1

Health Management Associates, Inc. Stock Incentive Plan for Corporate Officers and Management Staff, previously filed and included as Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (SEC File No. 000-18799), is incorporated herein by reference.

10.2

Amendment No. 1 to the Health Management Associates, Inc. Stock Incentive Plan for Corporate Officers and Management Staff, previously filed and included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

10.3

Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated July 12, 1990, previously filed and included as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (SEC File No. 000-18799), is incorporated herein by reference.

10.4

First Amendment to the Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated January 1, 1994, previously filed and included as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC File No. 000-18799), is incorporated herein by reference.

10.5

Registration Agreement dated September 2, 1988 between HMA Holding Corp., First Chicago Investment Corporation, Madison Dearborn Partners IV, Prudential Venture Partners, Prudential Venture Partners II, William J. Schoen, Kelly E. Curry, Stephen M. Ray, Robb L. Smith, George A. Taylor and Earl P. Holland, previously filed and included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1(Registration No. 33-36406), is incorporated herein by reference.

10.6

Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.67 to the Company’s Registration Statement on Form S-1 (Registration No. 33-43193), is incorporated herein by reference.

10.7

Amendment No. 1 and Amendment No. 2 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

10.8

Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

10.9

Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

10.10

Amendment No. 5 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

10.11

Amendment No. 3 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

10.12

Amendment No. 1 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

10.13

Amendment No. 6 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

10.14

Amendment No. 7 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

10.15

Amendment No. 4 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

10.16

Amendment No. 5 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

10.17

Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 99.15 to the Company’s Registration Statement on Form S-8 (Registration No. 33-80433), is incorporated herein by reference.

10.18

Amendment No. 1 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

10.19

Second Amendment to the Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated September 17, 1996, previously filed and included as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996, is incorporated herein by reference.

10.20

Amendment No. 5 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2000, is incorporated herein by reference.

10.21

Amendment No. 6 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2000, is incorporated herein by reference.

10.22

Amendment No. 10 to the Health Management Associates, Inc. 1991 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

10.23

Amendment No. 8 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

10.24

Amendment to Stock Option Agreements between Health Management Associates, Inc. and William J. Schoen made as of December 5, 2000, previously filed and included as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

10.25

Third Amendment to the Health Management Associates, Inc. Supplemental Retirement Plan, previously filed and included as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

10.26

Employment Agreement for William J. Schoen made as of January 2, 2001, previously filed and included as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-53602), is incorporated herein by reference

10.27

Amendment No. 8 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is incorporated herein by reference.

10.28

Purchase Agreement dated January 22, 2002 by and among the Company, Credit Suisse First Boston Corporation and Salomon Smith Barney Inc., as representatives of the initial purchasers, previously filed and included as Exhibit 99(a) to the Company’s Current Report on Form 8-K dated January 28, 2002, is incorporated herein by reference.

10.29

Registration Rights Agreement dated as of January 28, 2002, by and among the Company, Credit Suisse First Boston Corporation and Salomon Smith Barney Inc., as representatives of the initial purchasers, previously filed and included as Exhibit 99(b) to the Company’s Current Report on Form 8-K dated January 28, 2002, is incorporated herein by reference.

10.30

Amendment No. 9 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, is incorporated herein by reference.

10.31

Amendment No. 10 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.32

Purchase Agreement dated July 24, 2003 by and among the Company, Banc of America Securities LLC, Lehman Brothers Inc. and Wachovia Capital Markets LLC, previously filed and included as Exhibit 1.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-109756), is incorporated herein by reference.

10.33

Registration Rights Agreement dated as of July 29, 2003 by and among the Company, Banc of America Securities LLC, Lehman Brothers Inc. and Wachovia Capital Markets LLC, previously filed and included as Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (Registration No. 333-109756), is incorporated herein by reference.

10.34

Asset Sale Agreement among Health Management Associates, Inc., Health Point Physician Hospital Organization, Inc., National Medical Hospital of Tullahoma, Inc., National Medical Hospital of Wilson County, Inc., S.C. Management, Inc., Tenet HealthSystem Hospitals, Inc., Tenet HealthSystem Medical, Inc., Tenet Lebanon Surgery Center, L.L.C. and Wilson County Management Services, Inc. dated as of August 22, 2003, previously filed and included as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 1, 2003, is incorporated herein by reference.

10.35

Amendment No. 1 to Asset Sale Agreement among Health Point Physician Hospital Organization, Inc., National Medical Hospital of Tullahoma, Inc., National Medical Hospital of Wilson County, Inc., S.C. Management, Inc., Tenet HealthSystem Hospitals, Inc., Tenet HealthSystem Medical, Inc., Tenet Lebanon Surgery Center, L.L.C., Wilson County Management Services, Inc., Health Management Associates, Inc., Citrus HMA, Inc., Kennett HMA, Inc., Lebanon HMA, Inc. and Tullahoma HMA, Inc. dated as of October 31, 2003, previously filed and included as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 1, 2003, is incorporated herein by reference.

(11)	Statement re computation of per share earnings

Not applicable.

(12)	Statements re computation of ratios

Not applicable.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

Not applicable.

(14)	Code of Ethics

Not applicable.

(16)	Letter re change in certifying accountant

Not applicable.

(18)	Letter re change in accounting principles

Not applicable.

(21)	Subsidiaries of the registrant

21.1 Subsidiaries of the Registrant.

(22)	Published report regarding matters submitted to vote of security holders

Not applicable.

(23)	Consents of experts and counsel

23.1 Consent of Ernst & Young LLP.

(24)	Power of Attorney

Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Section 1350 Certifications

32.1 Section 1350 Certifications.

(99)	Additional Exhibits

Not applicable.