Form 10-Q
period 2003-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2004-02-17
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2003

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

Yes ☒ No ☐

At February 9, 2004, 242,928,011 shares of the Registrant’s Class A Common Stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended December 31,
	2003	2002
Net patient service revenue	$756,553	$609,419
Costs and expenses:
Salaries and benefits	302,762	242,511
Supplies and other	228,136	179,942
Provision for doubtful accounts	58,087	46,307
Depreciation and amortization	31,003	26,087
Rent expense	15,422	12,105
Interest, net	4,454	3,761

Total costs and expenses	639,864	510,713

Income before minority interests and income taxes	116,689	98,706
Minority interests in earnings of consolidated entities	1,140	922

Income before income taxes	115,549	97,784
Provision for income taxes	44,238	38,128

Net income	$71,311	$59,656

Net income per share:
Basic	$.30	$.25

Diluted	$.29	$.24

Dividends per share	$.02	$.02

Weighted average number of shares outstanding:
Basic	241,322	238,589

Diluted	246,153	257,255

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,350	$395,338
Accounts receivable, net	627,025	527,254
Supplies, prepaid expenses and other assets	105,548	123,247
Funds held by trustee	12,588	17,470
Deferred income taxes	30,027	30,027

Total current assets	894,538	1,093,336
Property, plant and equipment	2,237,838	1,983,151
Less: accumulated depreciation and amortization	(585,253)	(555,436)

Net property, plant and equipment	1,652,585	1,427,715
Funds held by trustee	22,129	15,924
Excess of cost over acquired net assets, net	730,230	397,825
Deferred charges and other assets	44,845	44,687

Total assets	$3,344,327	$2,979,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$142,184	$136,136
Accrued expenses and other liabilities	149,340	121,980
Income taxes - currently payable	29,082	5,400
Current maturities of long-term debt	208,906	9,447

Total current liabilities	529,512	272,963
Deferred income taxes	48,984	48,984
Other long-term liabilities	64,013	58,402
Long-term debt	926,205	924,713
Minority interests in consolidated entities	38,490	37,350
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, Class A, $.01 par value, 750,000 shares authorized, 265,286 and 262,705 shares issued at December 31, 2003 and September 30, 2003, respectively	2,653	2,627
Additional paid-in capital	433,397	399,782
Retained earnings	1,601,729	1,535,322

	2,037,779	1,937,731
Less: treasury stock, 22,500 shares of common stock, at cost, at both December 31, 2003 and September 30, 2003	(300,656)	(300,656)

Total stockholders’ equity	1,737,123	1,637,075

Total liabilities and stockholders’ equity	$3,344,327	$2,979,487

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$71,311	$59,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,003	26,087
Provision for doubtful accounts	58,087	46,307
Loss on sale of fixed assets	—	10
Changes in assets and liabilities:
Accounts receivable	(158,717)	(52,822)
Supplies and other current assets	26,724	(7,515)
Deferred charges and other assets	(2,394)	8,729
Accounts payable	2,510	2,554
Accrued expenses and other liabilities	18,259	5,151
Income taxes-currently payable	39,682	23,865
Other long term liabilities	6,751	(1,548)

Net cash provided by operating activities	93,216	110,474

Cash flows from investing activities:
Acquisition of facilities, net of cash acquired and purchase price adjustments	(527,498)	(9,556)
Additions to property, plant and equipment	(53,941)	(32,015)
Proceeds from sale of property, plant and equipment	54	120
Increase in funds held by trustee	(1,323)	(753)

Net cash used in investing activities	(582,708)	(42,204)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	278,185	3,239
Principal payments on debt	(77,418)	(1,400)
Payment of dividends	(4,904)	(4,863)
Proceeds from issuance of common stock	17,641	319

Net cash provided by (used in) financing activities	213,504	(2,705)

Net (decrease) increase in cash and cash equivalents	(275,988)	65,565
Cash and cash equivalents at beginning of period	395,338	123,736

Cash and cash equivalents at end of period	$119,350	$189,301

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2003 has been derived from the audited consolidated financial statements included in our 2003 Annual Report on Form 10-K. The interim condensed consolidated financial statements at December 31, 2003, and for the three month periods ended December 31, 2003 and 2002 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of our management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Our results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2003 Annual Report on Form 10-K.

The interim condensed consolidated financial statements include all assets, liabilities, revenues and expenses of certain entities which are controlled by us but not wholly-owned. Accordingly, we have recorded minority interests in the earnings and equity of such entities to reflect the ownership interests of such minority shareholders in the respective entities.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements. Actual results could differ from these estimates.

2. Stock Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, since the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As a result, pro forma disclosure of alternative fair value accounting is required under Financial Accounting Standards Board (“FASB”) Statement of Accounting Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, utilizing an option valuation model.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Stock Compensation (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting period. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended December 31,
	2003	2002
Net income, as reported	$71,311	$59,656
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,906)	(3,169)

Pro forma net income	$68,405	$56,487

Pro forma earnings per share:
Basic – as reported	$.30	$.25
Basic – pro forma	$.28	$.24
Diluted – as reported	$.29	$.24
Diluted – pro forma	$.28	$.22

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share of our common stock (in thousands, except per share data):

	Three months ended December 31,
	2003	2002
Numerator:
Numerator for basic earnings per share-net income	$71,311	$59,656
Effect of interest expense on convertible debt	—	1,393

Numerator for diluted earnings per share	$71,311	$61,049

Denominator:
Denominator for basic earnings per share-weighted average shares	241,322	238,589
Effect of dilutive securities:
Employee stock options	4,831	4,217
Convertible debt	—	14,449

Denominator for diluted earnings per share	246,153	257,255

Basic earnings per share	$.30	$.25

Diluted earnings per share	$.29	$.24

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions

On November 1, 2003, we acquired five non-urban hospitals from subsidiaries of Tenet Healthcare Corporation. The five hospitals were: Seven Rivers Community Hospital, a 128-bed hospital located in Crystal River, Florida; Harton Regional Medical Center, a 137-bed hospital located in Tullahoma, Tennessee; University Medical Center, a two-campus 257-bed hospital located in Lebanon, Tennessee; Three Rivers Healthcare, a two-campus 423-bed hospital located in Poplar Bluff, Missouri; and Twin Rivers Regional Medical Center, a 116-bed hospital located in Kennett, Missouri. The aggregate cost of this acquisition was approximately $515.0 million. We financed this transaction using a combination of cash on hand and borrowings of $275.0 million under our 5-year $450 million credit agreement expiring November 30, 2004.

The operating results of the above hospitals have been included in the accompanying condensed consolidated statements of income from the date of acquisition. The following unaudited pro forma combined summary of operations for the quarters ended December 31, 2003 and 2002, respectively, give effect to the operation of the acquired five hospitals purchased on November 1, 2003 as if such hospitals had been acquired as of October 1, 2003 and 2002, respectively:

	Quarter ended December 31,
	2003	2002
	(in millions, except per share data)
Net patient service revenue	$788.2	$702.3
Net income	$71.6	$64.2
Net income per share – Basic	$.30	$.27
Net income per share – Diluted	$.29	$.26

The unaudited pro forma data gives effect to actual operating results prior to the acquisition of the above hospitals. No effect has been given to cost reductions or operating efficiencies in this presentation. As a result, the unaudited pro forma results of operations are for comparative purposes only and are not necessarily indicative of the results that would have been obtained if the acquisition of the above hospitals had occurred as of the beginning of the periods presented or that may occur in the future.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to special purpose entities in the first fiscal year or interim period ending after December 15, 2003 and for all other variable interest entities beginning in the first financial reporting period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our adoption of FIN 46 did not have a material effect on our consolidated financial statements.

6. Subsequent Events

On January 27, 2004, we announced that our Board of Directors declared a quarterly cash dividend of $0.02 per share on our common stock, payable on March 1, 2004 to stockholders of record at the close of business on February 6, 2004.

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

We consider our critical accounting policies to be those that require us to make more significant judgments and estimates when we prepare our financial statements, including the following:

Net Patient Service Revenues

We derive a significant portion of our revenues from the Medicare and Medicaid programs, and from managed care health plans. Payments for services we render to patients covered by these programs are generally less than billed charges. For Medicare and Medicaid revenues, provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment or reimbursement (either prospectively determined or retrospectively determined costs). Final payment under these programs is subject to administrative review and audit, and we currently make provisions for any adjustments which may result. Our provisions for contractual allowances under managed care health plans are based primarily on payment terms of contractual arrangements such as predetermined rates per diagnosis, per diem rates or a discounted percent from charges. We closely monitor our historical collection rates as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information we believe to be available. However, due to the complexities involved in these estimations, the actual payments we receive could be different from the amounts we estimate and record.

Provision for Doubtful Accounts

Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patient accounts and to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We estimate provisions for doubtful accounts based primarily upon the age of patients’ accounts, the economic ability of patients to pay and the effectiveness of our collection efforts. We routinely review accounts receivable balances in conjunction with our historical collection rates and other economic conditions which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as reserves for doubtful accounts. Significant changes in payer mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Impairment of Long-Lived Assets

Long-lived assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Assessment of possible impairment of a particular asset is based on our ability to recover the carrying value of such asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of the condensed consolidated financial statements included as part of this report, we were not aware of any items or events that would cause us to adjust the recorded value of any of our long-lived assets, including amortizable intangible assets, for impairment.

Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill. We review goodwill for impairment at the reporting unit level, as defined by SFAS No. 142, on an annual basis or sooner if indicators of impairment arise. We periodically evaluate each reporting unit for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and the operational performance of each reporting unit. During the last quarter of our fiscal year ended September 30, 2003, we completed our most recent annual impairment review of our goodwill. This impairment review indicated that our goodwill was not impaired. Future changes in the estimates we use to conduct the impairment review, including revenue and profitability projections or market values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in the write-off of a portion or all of our goodwill.

Income Taxes

We make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these benefits. Therefore, we have not recorded any valuation allowance against our deferred tax asset.

We operate in multiple states with varying tax laws. We are subject to both federal and state audits of tax returns. Our federal income tax returns have been examined by the Internal Revenue Service through our fiscal year ended September 30, 1999, which resulted in no material adjustments. Our federal income tax returns for our fiscal years ended September 30, 2000 and 2001 are currently being audited by the Internal Revenue Service. We make estimates we believe are accurate in order to determine that tax reserves are adequate to cover any potential audit adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Professional Liability Insurance Claims

We insure a significant portion of our primary professional and general liability risks through a wholly-owned captive insurance subsidiary. Our captive subsidiary reinsures risk up to $1.0 million per claim and $3.0 million in the aggregate per hospital, and further acts as an excess insurer for all of our hospitals in combination with three commercial insurance companies.

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

Results of Operations

Three Months Ended December 31, 2003 compared to Three Months Ended December 31, 2002

Our net patient service revenue for the three months ended December 31, 2003, which we refer to as the 2004 Period, was $756.6 million as compared to $609.4 million for the three months ended December 31, 2002, which we refer to as the 2003 Period. This represented an increase in net patient service revenue of $147.2 million or 24%. Hospitals in operation for the entire 2004 Period and 2003 Period, which we refer to as same hospitals, provided $47.6 million of the increase in net patient service revenue as a result of increases in inpatient and outpatient volumes and from rate increases. Net revenue per adjusted admission at our same hospitals increased 3.8% for the 2004 Period. Contributing factors to the rate increases and the net revenue per adjusted admission increase included our renegotiation of managed care contracts during fiscal 2003 and the 2004 Period and increased volumes in our higher margin outpatient business. The source of the remaining net increase of $99.6 million in net patient service revenue included:

•	$99.2 million in net patient service revenue from our acquisitions of an a 67-bed hospital in January 2003, a 226-bed hospital and a 63-bed hospital in August 2003, a 135-bed hospital in September 2003, and our acquisition of five hospitals with a total of 1,061 beds in November 2003; and

•	a $0.4 million increase in net patient service revenue from our psychiatric hospitals and other corporate revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the 2004 Period, our hospitals generated 317,652 total patient days of service which produced an overall occupancy rate of 48.0%. During the 2003 Period, our hospitals generated 262,347 total patient days of service which produced an overall occupancy rate of 48.1%. Same hospital patient days and occupancy for the 2004 Period were 260,545 and 48.5%, respectively, compared to 249,087 and 46.7%, respectively, for the 2003 Period. Admissions in same hospitals for the 2004 Period increased 3.8% to 60,117, from 57,894 during the 2003 Period. Same hospital adjusted admissions, which adjusts admissions for outpatient volume, for our hospitals during the 2004 Period were 95,035, up 3.9% from 91,433 adjusted admissions during the 2003 Period.

Our operating expenses (consisting of salaries and benefits, supplies and other, provision for doubtful accounts and rent expense) for the 2004 Period aggregated $604.4 million or 79.9% of net patient service revenue as compared to $480.9 million or 78.9% of net patient service revenue for the 2003 Period. Of the total $123.5 million increase, approximately $34.6 million related to same hospitals and was largely attributable to increased patient volumes. Another $86.2 million of increased operating expense related to the previously mentioned acquisitions. The remaining increase of $2.7 million represented the net increase in corporate and other operating expenses.

During the 2004 Period, our depreciation and amortization costs increased by $4.9 million to $31.0 million as compared to $26.1 million in the 2003 Period. This increase in depreciation and amortization resulted primarily from the acquisitions we completed during fiscal 2003 and in the 2004 Period. Our interest expense increased by $0.7 million in the 2004 Period, as compared to the 2003 Period, due to an increase in our outstanding debt resulting from borrowings made under our credit agreement for the acquisition of five hospitals we completed during the 2004 Period.

Our income before income taxes was $115.5 million for the 2004 Period and $97.8 million for the 2003 Period, an increase of $17.8 million or 18.2%. Our increased profitability resulted from increased volumes, rate increases, and from the acquisitions we completed during fiscal 2003 and in the 2004 Period. Our provision for income taxes was $44.2 million for the 2004 Period as compared to $38.1 million for the 2003 Period. Our provision for income taxes reflected an effective income tax rate of approximately 38.3% for the 2004 Period and 39.0% for the 2003 Period. As a result, our net income was $71.3 million for the 2004 Period and $59.7 million for the 2003 Period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Liquidity

2004 Three Month Period Cash Flows Compared to 2003 Three Month Period Cash Flows

Our working capital decreased to $365.0 million at December 31, 2003 from $473.8 million at December 31, 2002. This decrease primarily resulted from $200.0 million being outstanding under our credit agreement at December 31, 2003 as compared to no amounts being outstanding at December 31, 2002. The increase in our outstanding debt under our credit agreement, which was classified as a current liability at December 31, 2003, was partially offset by an increase in accounts receivable resulting from increased business volumes at our same hospitals and our 2004 Period and fiscal year 2003 acquisitions. Our cash flows from operating activities decreased by $17.3 million from $110.5 million in the 2003 Period to $93.2 million in 2004 Period. Our improved profitability in the 2004 Period was offset by an increase in accounts receivable due primarily to delays in collecting accounts receivable for the three fourth quarter fiscal 2003 acquisitions and the five 2004 Period acquisitions as we await the required tie-in notices and billing numbers for Medicare and Medicaid accounts receivable. Our use of cash in investing activities increased by $540.5 million from $42.2 million in the 2003 Period to $582.7 million in the 2004 Period. The primary source of the increase was the five hospital acquisitions we completed in the 2004 Period. Our cash flows provided by financing activities increased $216.2 million from a use of net cash of $2.7 million in the 2003 Period to net cash provided of $213.5 million in the 2004 Period. Proceeds of $275.0 million drawn under our credit agreement offset by repayments of $75.0 million under the credit agreement accounted for the majority of the cash provided in the 2004 Period. See our condensed consolidated statements of cash flows for the three months ended December 31, 2003 and 2002 on page 5 of this report.

Capital Resources

Credit Facilities

We currently have a 5-year $450 million credit agreement due November 30, 2004. This credit agreement is a term loan agreement which permits us to borrow under an unsecured revolving credit line at any time through November 30, 2004, at which time the agreement will terminate and all outstanding amounts owed by us will become due and payable. If we choose to borrow under the credit agreement, we may choose a loan based on an interest rate equal to the prime interest rate or an interest rate based on the LIBOR interest rate. Under the credit agreement, the interest rate for a loan based on the LIBOR interest rate is currently the LIBOR rate plus 1.00 percent. This interest rate under the credit agreement is subject to change should our credit rating change. The interest rate on the outstanding balance at December 31, 2003 was 2.1%. Although no amounts were outstanding under the credit agreement at December 31, 2002, the applicable LIBOR interest rate under the credit agreement at such time was 2.42%. In October 2003, we borrowed $275.0 million under the credit agreement to partially finance our acquisition of five hospitals purchased on November 1, 2003. As of December 31, 2003, we had $200.0 million outstanding under the credit agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Facilities (continued)

As of December 31, 2002, we did not have any outstanding borrowings under the credit agreement. In January 2004, we repaid an additional $25.0 million under our credit agreement which reduced the outstanding balance to $175.0 million. We are currently in the process of renewing our credit agreement, which we expect to complete during our fiscal quarter ending June 30, 2004.

We also have a $15 million unsecured revolving working capital credit commitment with a commercial bank. This credit commitment is tied to our cash management system and renews annually each November 1. We must pay interest on any outstanding balance monthly at a fluctuating rate not to exceed the bank’s prime rate less 0.25%. The interest rate at December 31, 2003 and 2002 was 3.75% and 4.0%, respectively. As of December 31, 2003 and 2002, we did not have any amounts outstanding under the credit commitment.

During the term of the credit agreement, we are obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, each of the above credit facilities contains covenants which, without prior consent of the lenders under such facilities, limit certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional money, make guarantees, grant security interests and declare dividends. Furthermore, each of the credit facilities requires us to maintain minimum levels of consolidated tangible net worth, debt service coverage and interest coverage. At December 31, 2003 and 2002, we were in compliance with all of these covenants.

Outstanding Debt Securities

2022 Notes. On January 28, 2002, we sold $330.0 million in face value of our Zero-Coupon Convertible Senior Subordinated Notes due 2022, or 2022 Notes. Our sale of 2022 Notes resulted in gross proceeds to us of approximately $277.0 million. The 2022 Notes are our general unsecured obligations and are subordinated in right of payment to our existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2022 Notes. Our 2023 Notes, which are discussed below, rank equally with our 2022 Notes. The 2022 Notes mature on January 28, 2022, unless they are converted or redeemed earlier. Upon the occurrence of certain events, the 2022 Notes become convertible into shares of our common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of 2022 Notes converted (this conversion rate is subject to adjustment in certain events). The equivalent number of shares of our common stock associated with any conversion of the 2022 Notes will become dilutive (and thus included in our earnings per share calculation) when our common stock trades at a level of $31.33 for at least 20 out of 30 trading days prior to the conversion of the 2022 Notes or the 2022 Notes otherwise become convertible. The accrual of the original issue discount on the 2022 Notes represents a yield to maturity of 0.875% per year calculated from January 28, 2002, excluding any contingent interest which could be payable under certain circumstances in accordance with the terms of the Notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outstanding Debt Securities (continued)

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

2023 Notes. On July 29 and August 8, 2003, we sold an aggregate of $575.0 million in face value of our 1.50% Convertible Senior Subordinated Notes due 2023. The 2023 Notes were sold at their principal face amount, plus accrued interest, if any, from July 29, 2003. Our sale of the 2023 Notes resulted in gross proceeds to us of approximately $563.5 million. We used $310.8 million of the proceeds to redeem all of our Convertible Senior Subordinated Debentures due 2020 on August 16, 2003. The balance of the proceeds was used to partially fund our acquisition of five hospitals on November 1, 2003. The 2023 Notes are our general unsecured obligations and are subordinated in right of payment to our existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2023 Notes. Our 2022 Notes, which are discussed above, rank equally with our 2023 Notes. The 2023 Notes mature on August 1, 2023, unless they are converted or redeemed earlier. Upon the occurrence of certain events, the 2023 Notes become convertible into shares of our common stock at a conversion rate of 36.5097 shares of common stock for each $1,000 principal amount of the 2023 Notes converted (this conversion rate is subject to adjustment in certain events). The equivalent number of shares of our common stock associated with any conversion of the 2023 Notes will become dilutive (and thus included in our earnings per share calculation) when our common stock trades at a level of $36.5097 for at least 20 out of 30 trading days prior to the conversion of the 2023 Notes or the 2023 Notes otherwise become convertible.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•	possible changes in the levels and terms of reimbursement for our charges by government programs, including Medicare or Medicaid or other third party payors;

•	existing laws and governmental regulations and changes in or our failure to comply with laws and governmental regulations;

•	our ability to successfully integrate recent and future acquisitions;

•	competition;

•	demographic changes;

•	technological and pharmaceutical improvements that increase our cost of providing, or reduce the demand for, our services;

•	our ability to attract and retain qualified personnel, including physicians; and

•	our ability to finance growth on favorable terms.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this quarterly report in order to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended December 31, 2003, there were no material changes in the quantitative and qualitative disclosures about market risks presented in Item 7A in our Annual Report on Form 10-K for the year ended September 30, 2003, other than the change as described below.

In October 2003, we borrowed $275.0 million under our variable rate credit agreement to partially finance our acquisition of five hospitals purchased on November 1, 2003. As of December 31, 2003, we had $200.0 million outstanding under this credit agreement. The interest rate on the outstanding balance at December 31, 2003 was 2.1%.

Item 4.	Controls and Procedures

(a)	Evaluation Of Disclosure Controls And Procedures. Our President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

(b)	Changes In Internal Controls. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

a. Exhibits:

See Index to Exhibits located on page 21 of this quarterly report.

b. Reports on Form 8-K:

1. Form 8-K Reporting Date – October 21, 2003.

Items Reported:

Item 7, Financial Statements and Exhibits; and

Item 12, Results of Operations and Financial Condition.

2. Form 8-K Reporting Date – November 1, 2003.

Items Reported:

Item 2, Acquisition or Disposition of Assets

Item 5, Other Events and Required FD Disclosure; and

Item 7, Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: February 12, 2004	By:	/s/ ROBERT E. FARNHAM

Robert E. Farnham Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

Not applicable.

(3) (i)	Articles of Incorporation.

3.1	Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

3.2	Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

(ii)	By-laws.

3.3	By-laws, as amended, previously filed and included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures.

The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

4.1	Specimen Stock Certificate, previously filed and included as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

4.2	Credit Agreement by and among the Company, as Borrower, Bank of America, N.A., as Administrative Agent and as Lender, First Union National Bank, as Syndication Agent and as Lender, and the Chase Manhattan Bank, as Syndication Agent and as Lender, and the Lenders party thereto from time to time, dated November 30, 1999, previously filed and included as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

4.3	Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc. pertaining to a $15 million working capital and cash management line of credit, previously filed and included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2000, is incorporated herein by reference.

INDEX TO EXHIBITS (Continued)

4.4	Indenture dated as of January 28, 2002, by and between the Company and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee, pertaining to the $330.0 million face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (includes form of Zero-Coupon Convertible Senior Subordinated Note due 2022), previously filed and included as Exhibit 4(a) to the Company’s Current Report on Form 8-K dated January 28, 2002, is incorporated herein by reference.

4.5	Indenture dated as of July 29, 2003 between the Company and Wachovia Bank, National Association, as Trustee, pertaining to the $575.0 million face value of 1.50% Convertible Senior Subordinated Notes due 2023 (includes form of 1.50% Convertible Senior Subordinated Note due 2023), previously filed and included as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-109756), is incorporated herein by reference.

(9)	Voting trust agreement.

Not applicable

(10)	Material contracts.

10.1	Amendment No. 1 to Asset Sale Agreement among Health Point Physician Hospital Organization, Inc., National Medical Hospital of Tullahoma, Inc., National Medical Hospital of Wilson County, Inc., S.C. Management, Inc., Tenet HealthSystem Hospitals, Inc., Tenet HealthSystem Medical, Inc., Tenet Lebanon Surgery Center, L.L.C., Wilson County Management Services, Inc., Health Management Associates, Inc., Citrus HMA, Inc., Kennett HMA, Inc., Lebanon HMA, Inc. and Tullahoma HMA, Inc. dated as of October 31, 2003, previously filed and included as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 1, 2003, is incorporated herein by reference.

(11)	Statement re computation of per share earnings.

Not applicable.

(15)	Letter re unaudited interim financial information.

Not applicable.

(18)	Letter re change in accounting principles.

Not applicable.

(19)	Report furnished to security holders.

Not applicable.

(22)	Published report regarding matters submitted to vote of security holders.

Not applicable.

(23)	Consents of experts and counsel.

Not applicable.

(24)	Power of attorney.

Not applicable.

(31)	Rule 13a-14/15d-14(a) Certifications.

31.1 Rule 13a-14/15d-14(a) Certifications.

(32)	Section 1350 Certifications.

32.1 Section 1350 Certifications

(99)	Additional exhibits.

Not applicable.