Form 10-Q
period 2004-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2004-05-17
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

At May 5, 2004, 243,059,391 shares of the Registrant’s Class A Common Stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2004	2003
Net patient service revenue	$833,907	$646,472

Costs and expenses:
Salaries and benefits	325,384	245,946
Supplies and other	244,172	183,526
Provision for doubtful accounts	59,578	45,017
Depreciation and amortization	34,380	27,113
Rent expense	17,424	12,106
Interest, net	4,708	3,712

Total costs and expenses	685,646	517,420

Income before minority interests and income taxes	148,261	129,052
Minority interests in earnings of consolidated entities	1,395	1,063

Income before income taxes	146,866	127,989

Provision for income taxes	56,391	49,924

Net income	$90,475	$78,065

Net income per share:
Basic	$.37	$.33

Diluted	$.37	$.31

Dividends per share	$.02	$.02

Weighted average number of shares outstanding:
Basic	242,901	238,673

Diluted	247,163	256,993

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Six months ended March 31,
	2004	2003
Net patient service revenue	$1,590,460	$1,255,891

Costs and expenses:
Salaries and benefits	628,146	488,457
Supplies and other	472,308	363,468
Provision for doubtful accounts	117,665	91,324
Depreciation and amortization	65,383	53,200
Rent expense	32,846	24,211
Interest, net	9,162	7,473

Total costs and expenses	1,325,510	1,028,133

Income before minority interests and income taxes	264,950	227,758
Minority interests in earnings of consolidated entities	2,535	1,985

Income before income taxes	262,415	225,773

Provision for income taxes	100,629	88,052

Net income	$161,786	$137,721

Net income per share:
Basic	$.67	$.58

Diluted	$.66	$.55

Dividends per share	$.04	$.04

Weighted average number of shares outstanding:
Basic	242,146	238,631

Diluted	246,758	257,066

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	September 30, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$102,794	$395,338
Accounts receivable, net	664,427	527,254
Supplies, prepaid expenses and other assets	103,764	123,247
Funds held by trustee	12,471	17,470
Deferred income taxes	30,027	30,027

Total current assets	913,483	1,093,336

Property, plant and equipment	2,304,530	1,983,151
Less: accumulated depreciation and amortization	(619,569)	(555,436)

Net property, plant and equipment	1,684,961	1,427,715

Funds held by trustee	42,154	15,924
Excess of cost over acquired net assets, net	717,331	397,825
Deferred charges and other assets	43,075	44,687

Total assets	$3,401,004	$2,979,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$151,319	$136,136
Accrued expenses and other liabilities	130,212	121,980
Income taxes - currently payable	9,141	5,400
Current maturities of long-term debt	8,856	9,447

Total current liabilities	299,528	272,963

Deferred income taxes	48,984	48,984
Other long-term liabilities	83,479	58,402
Long-term debt	1,103,491	924,713

Minority interests in consolidated entities	39,889	37,350

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, Class A, $.01 par value, 750,000 shares authorized, 265,475 and 262,705 shares issued at March 31, 2004 and September 30, 2003, respectively	2,655	2,627
Additional paid-in capital	436,546	399,782
Retained earnings	1,687,088	1,535,322

	2,126,289	1,937,731
Less: treasury stock, 22,500 shares of common stock, at cost, at both March 31, 2004 and September 30, 2003	(300,656)	(300,656)

Total stockholders’ equity	1,825,633	1,637,075

Total liabilities and stockholders’ equity	$3,401,004	$2,979,487

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$161,786	$137,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,383	53,200
Provision for doubtful accounts	117,665	91,324
Gain on sale of fixed assets	(789)	(342)

Changes in assets and liabilities:
Accounts receivable	(255,696)	(130,820)
Supplies and other current assets	28,507	(9,386)
Deferred charges and other assets	(2,077)	4,235
Accounts payable	11,308	14,114
Accrued expenses and other liabilities	3,290	5,566
Income taxes-currently payable	19,741	(20,632)
Other long term liabilities	27,616	2,649

Net cash provided by operating activities	176,734	147,629

Cash flows from investing activities:
Acquisition of facilities, net of cash acquired and purchase price adjustments	(519,016)	(19,357)
Additions to property, plant and equipment	(118,407)	(84,209)
Proceeds from sale of property, plant and equipment	842	472
Increase in funds held by trustee	(21,231)	(1,188)

Net cash used in investing activities	(657,812)	(104,282)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	281,332	6,491
Principal payments on debt	(103,726)	(3,497)
Payment of dividends	(9,861)	(9,736)
Proceeds from issuance of common stock	20,789	319

Net cash provided by (used in) financing activities	188,534	(6,423)

Net (decrease) increase in cash and cash equivalents	(292,544)	36,924
Cash and cash equivalents at beginning of period	395,338	123,736

Cash and cash equivalents at end of period	$102,794	$160,660

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2003 has been derived from the audited consolidated financial statements included in our 2003 Annual Report on Form 10-K. The interim condensed consolidated financial statements at March 31, 2004, and for the three and six month periods ended March 31, 2004 and 2003 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of our management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Our results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2003 Annual Report on Form 10-K.

The interim condensed consolidated financial statements include all assets, liabilities, revenues and expenses of certain entities which are controlled by us but not wholly-owned. Accordingly, we have recorded minority interests in the earnings and equity of such entities to reflect the ownership interests of such minority shareholders in the respective entities.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements. Our actual results could differ from these estimates.

2. Stock Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As a result, pro forma disclosure of alternative fair value accounting is required under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, utilizing an option valuation model.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Stock Compensation (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting period. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net income, as reported	$90,475	$78,065	$161,786	$137,721

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,906)	(3,169)	(5,813)	(6,338)

Pro forma net income	$87,569	$74,896	$155,973	$131,383

Pro forma earnings per share:
Basic – as reported	$.37	$.33	$.67	$.58
Basic – pro forma	$.36	$.31	$.64	$.55
Diluted – as reported	$.37	$.31	$.66	$.55
Diluted – pro forma	$.35	$.30	$.63	$.53

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share of our common stock (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Numerator:
Numerator for basic earnings per share-net income	$90,475	$78,065	$161,786	$137,721
Effect of interest expense on convertible debt	—	1,393	—	2,786

Numerator for diluted earnings per share	$90,475	$79,458	$161,786	$140,507

Denominator:
Denominator for basic earnings per share-weighted average shares	242,901	238,673	242,146	238,631
Effect of dilutive securities:
Employee stock options	4,262	3,871	4,612	3,986
Convertible debt	—	14,449	—	14,449

Denominator for diluted earnings per share	247,163	256,993	246,758	257,066

Basic earnings per share	$.37	$.33	$.67	$.58

Diluted earnings per share	$.37	$.31	$.66	$.55

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions

On November 1, 2003, we acquired five non-urban hospitals from subsidiaries of Tenet Healthcare Corporation. The five hospitals were: Seven Rivers Community Hospital, a 128-bed hospital located in Crystal River, Florida; Harton Regional Medical Center, a 137-bed hospital located in Tullahoma, Tennessee; University Medical Center, a two-campus 257-bed hospital located in Lebanon, Tennessee; Three Rivers Healthcare, a two-campus 423-bed hospital located in Poplar Bluff, Missouri; and Twin Rivers Regional Medical Center, a 116-bed hospital located in Kennett, Missouri. The aggregate cost of this acquisition was approximately $515.0 million. We financed this transaction using a combination of cash on hand and borrowings of $275.0 million under our $450.0 million credit agreement. See footnote 6 “Subsequent Events.”

The operating results of the above hospitals have been included in the accompanying condensed consolidated statements of income from the date of acquisition. The following unaudited pro forma combined summary of operations for the three and six month periods ended March 31, 2004 and 2003, respectively, give effect to the operation of the five hospitals purchased on November 1, 2003 as if such hospitals had been acquired as of October 1, 2003 and 2002, respectively:

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
	(in millions, except per share data)
Net patient service revenue	$833.9	$739.4	$1,622.1	$1,441.7
Net income	$90.5	$82.6	$162.1	$146.8
Net income per share - basic	$.37	$.35	$.67	$.62
Net income per share - diluted	$.37	$.33	$.66	$.58

The unaudited pro forma data gives effect to actual operating results prior to our acquisition of the above hospitals. No effect has been given to cost reductions or operating efficiencies in this presentation. As a result, the unaudited pro forma results of operations are for comparative purposes only and are not necessarily indicative of the results that we would have obtained if the acquisition of the above hospitals had occurred as of the beginning of the periods presented or that may occur in the future.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to special purpose entities in the first fiscal year or interim period ending after December 15, 2003 and for all other variable interest entities beginning in the first financial reporting period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our adoption of FIN 46 did not have a material effect on our consolidated financial statements.

6. Subsequent Events

On April 27, 2004, we announced that our Board of Directors declared a quarterly cash dividend of $0.02 per share on our common stock, payable on June 1, 2004 to stockholders of record at the close of business on May 7, 2004.

On May 5, 2004, we repaid $25.0 million under our $450.0 million credit agreement. This credit agreement was replaced on May 12, 2004 as described below.

On May 12, 2004, we entered into a new credit agreement with Bank of America, N.A., Wachovia Bank, National Association, and certain other lenders. Bank of America, N.A. serves as the administrative agent for the lenders. The new credit agreement expires on May 14, 2009 and replaces our $450.0 million credit agreement, which was due to expire in accordance with its terms on November 30, 2004. The new credit agreement allows us to borrow, on a revolving, unsecured basis, up to $600.0 million (including standby letters of credit). The new credit agreement requires our subsidiaries (other than certain exempted subsidiaries) to guarantee our borrowings in the event our credit rating falls below certain thresholds. Under the new credit agreement, we can choose whether the interest charged on our loans is based upon the prime rate or the LIBOR rate. The interest rate we pay includes a spread above the base rate we select, which is subject to change in the event our debt rating changes. On May 14, 2004, we borrowed $150.0 million under the new credit agreement to repay the remaining amounts outstanding under our former credit agreement. The applicable interest rate under the new credit agreement at May 14, 2004 was 1.60%.

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

We consider our critical accounting policies to be those that require us to make more significant judgments and estimates when we prepare our financial statements, including the following:

Net Patient Service Revenues

We derive a significant portion of our revenues from the Medicare and Medicaid programs, and from managed care health plans. Payments for services we render to patients covered by these programs are generally less than billed charges. For Medicare and Medicaid revenues, provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment or reimbursement (either prospectively determined or retrospectively determined costs). Final payment under these programs is subject to administrative review and audit, and we currently make provisions for any adjustments which we believe may result. Our provisions for contractual allowances under managed care health plans are based primarily on payment terms of contractual arrangements such as predetermined rates per diagnosis, per diem rates or a discounted percent from charges. We closely monitor our historical collection rates as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information we believe to be available. However, due to the complexities involved in these estimates, the actual payments we receive could be different from the amounts we estimate and record.

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

Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill. We review goodwill for impairment at the reporting unit level, as defined by SFAS No. 142, on an annual basis or sooner if indicators of impairment arise. We periodically evaluate each reporting unit for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and the operating performance of each reporting unit. During the last quarter of our fiscal year ended September 30, 2003, we completed our most recent annual impairment review of our goodwill. This impairment review indicated that our goodwill was not impaired. Future changes in the estimates we use to conduct the impairment review, including revenue and profitability projections or market values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods, and could result in the write-off of a portion or all of our goodwill.

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these benefits, therefore, we have not recorded any valuation allowance against our deferred tax asset.

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

We determine our accruals for self-insured professional liability risks using asserted and unasserted claims identified by our incident reporting system, and by using actuarially-determined estimates based on our internal as well as industry-wide historical loss payment patterns. We have discounted our accruals for self-insured professional liability risks to their present value using a discount rate of 4.5%. Although the ultimate settlement of these accruals may vary from our estimates, we believe that the amounts provided in our consolidated financial statements are adequate. However, if the actual payments of claims exceed our projected estimates of claims or we are not able to obtain commercial excess insurance on reasonable terms, our insurance accruals could be materially adversely affected.

Results of Operations

Overview

During our second quarter ended March 31, 2004, which we refer to as the 2004 Period, we reported net revenue growth over our second quarter ended March 31, 2003, which we refer to as the 2003 Period, of 29%, net income growth of 16% and net earnings per diluted share growth of 19%. Our revenue and net income growth resulted from increases in same hospital admissions, rate increases and from hospitals acquired by us in the 12 month period ended March 31, 2004. In addition, our earnings per diluted share increased as a result of our increased net income and a reduction in diluted shares outstanding as a result of the redemption of our Convertible Senior Subordinated Debentures due 2020 on August 16, 2003.

Same hospital admissions increased 3.7% in the 2004 Period compared to the 2003 Period. We believe this is partially due to our adherence to the acquisition criteria we have strictly followed for many years whereby we acquire hospitals in growing areas and in areas where we have the opportunity to reverse outmigration to other hospitals. Furthermore, our hospitals continue to add additional physicians to their respective medical staffs and medical equipment to their hospitals in order to meet the needs of the communities they serve. We believe these investments in turn lead to higher same hospital admissions.

Outpatient services continue to play an important role in the delivery of health care in our markets, with roughly half of our net revenue during the 2004 Period generated on an outpatient basis. We continue to focus on emergency room operations and diagnostic imaging services to meet the needs of the communities we serve and have invested capital in nearly every one of our hospitals over the last five years in one of these two areas. As a result, our same hospital adjusted admissions, which adjusts admissions for outpatient volume, increased 4.1% in the 2004 Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Overview (continued)

Our surgery volumes have been affected by changes in physician practices related to increased expenses due to malpractice costs and declining or flat reimbursement. Outpatient surgeries for gastrointestinal, ENT and ophthalmology have seen the biggest impact, as physicians continue to move these procedures into their offices. We believe that although this trend impacts the number of surgeries performed at our hospitals, it does not have a material financial impact on our hospitals. We had a relatively flat same hospital increase in surgeries of 0.1% for the 2004 Period compared to the 2003 Period, and we continue to recruit physicians in markets where the need for additional surgeons exist.

Our bad debt expense for same hospitals in the 2004 Period increased 10 basis points to 7.1% of net revenue. We believe that this percent to net revenue is lower than our peer group average because of our bad debt and charity care policies. Economic conditions and changes in commercial health insurance benefit plan structure over the past several years have contributed to an increase in the number of uninsured and under-insured patients seeking health care in the United States. Although we are not immune to these trends, we believe that the demographic profiles of our non-urban markets, combined with our consistent application of charity care, indigent and bad debt policies over many years, have contributed to a relatively stable level of bad debt expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The following tables summarize our results of operations for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004		2003
	Amount	Percent of revenues	Amount		Percent of revenues
	(in thousands)		(in thousands)
Net patient service revenue	$833,907	100.0%	$646,472		100.0%
Costs and expenses:
Salaries and benefits	325,384	39.0%	245,946		38.0%
Supplies and other	244,172	29.3%	183,526		28.4%
Provision for doubtful accounts	59,578	7.1%	45,017		7.0%
Depreciation and amortization	34,380	4.1%	27,113		4.2%
Rent expense	17,424	2.1%	12,106		1.9%
Interest, net	4,708	0.6%	3,712		0.6%

Total costs and expenses	685,646	82.2%	517,420		80.0%

Income before minority interests and income taxes	148,261	17.8%	129,052		20.0%
Minority interests in earnings of consolidated entities	1,395	0.2%	1,063		0.2%

Income before income taxes	146,866	17.6%	127,989		19.8%
Provision for income taxes	56,391	6.8%	49,924		7.7%

Net income	$90,475	10.8%	$78,065		12.1%

	Three months ended March 31,
	2004	2003	Change		Percent change
Same Hospitals
Occupancy	52.4%	51.7%	70 bps	*	n/a
Patient days	282,101	273,244	8,857		3.2%
Admissions	63,379	61,145	2,234		3.7%
Adjusted admissions	98,579	94,692	3,887		4.1%
Total surgeries	53,145	53,099	46		0.1%
Outpatient revenue percentage	44.3%	44.0%	30 bps		n/a
Inpatient revenue percentage	55.7%	56.0%	(30) bps		n/a

Total Hospitals
Occupancy	51.4%	53.0%	(160) bps		n/a
Patient days	353,030	286,523	66,507		23.2%
Admissions	76,152	61,228	14,924		24.4%
Adjusted admissions	121,044	95,235	25,809		27.1%
Total surgeries	61,310	53,099	8,211		15.5%
Outpatient revenue percentage	46.4%	43.8%	260 bps		n/a
Inpatient revenue percentage	53.6%	56.2%	(260) bps		n/a
Total hospitals	52	44	8		18.2%

*	basis points

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our net patient service revenue for the 2004 Period was $833.9 million as compared to $646.5 million for the 2003 Period. This represented an increase in net patient service revenue of $187.4 million or 29%. Hospitals in operation for the entire 2003 Period and 2004 Period, which we refer to as same hospitals, provided $44.5 million, or 24%, of the increase in net patient service revenue as a result of increases in inpatient and outpatient volumes and from rate increases. $142.4 million of the remaining increase came from two hospitals we acquired in August 2003, one hospital we acquired in September 2003, and five hospitals we acquired in November 2003 and $.5 million of the increase came from miscellaneous other revenue.

Net revenue per adjusted admission at our same hospitals increased 2.7% for the 2004 Period. Contributing factors to the rate increases and the net revenue per adjusted admission increase included our renegotiation of managed care contracts from April 1, 2003 through the end of the 2004 Period and increased volumes in our higher margin outpatient business.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Our charity care and indigent write-offs were $98.0 million or 3.5% of gross revenue for the 2004 Period and $65.2 million or 3.2% of gross revenue in the 2003 Period. The policy and practice at each of our hospitals is to write off a patient’s entire account upon the determination that the patient qualifies under a hospital’s charity care/indigent policy. We believe that our practice of timely recognition of charity and indigent accounts, and their subsequent write-off, results in more accurate and collectible levels of accounts receivable, and correspondingly appropriate bad debt expense levels. Our bad debt policy is to reserve 100% of all non-governmental accounts receivable over 150 days old. We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, contributes greatly to our effective accounts receivable management. Our hospitals also work diligently to assist uninsured patients in the process of qualifying for Medicaid, charity care, and other state and local assistance programs.

Consolidated salaries and benefits increased as a percent of net patient service revenue to 39.0 % for the 2004 Period from 38.0% for the 2003 Period. Reasons for this increase included:

•	The orientation and in-service training of new nurses, while reducing our dependency on agency nurses, requires a considerable amount of non-productive time at the hospitals, partially contributed to the increase in salaries and benefits this quarter. We do not anticipate this level of non-productive time to continue at this level.

•	An increase in the utilization of health care services by our own employees which contributed to an increase in benefits expense.

•	The use of employment agreements in certain markets rather than income guarantees to recruit physicians which led to increased salary and benefits expense.

Supplies and other costs increased as a percent of net patient service revenue to 29.3% for the 2004 Period from 28.4% for the 2003 Period. The majority of this increase was due to higher supply costs related to orthopedic implants and pharmaceutical supplies.

Our provision for income taxes reflected an effective income tax rate of approximately 38.4% for the 2004 Period and 39.0% for the 2003 Period. The rate decrease was due to a lower effective state income tax rate in effect during the 2004 Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

The following tables summarize our results of operations for the six months ended March 31, 2004 and 2003:

	Six months ended March 31,
	2004		2003
	Amount	Percent of revenues	Amount		Percent of revenues
	(in thousands)		(in thousands)
Net patient service revenue	$1,590,460	100.0%	$1,255,891		100.0%
Costs and expenses:
Salaries and benefits	628,146	39.5%	488,457		38.9%
Supplies and other	472,308	29.7%	363,468		28.9%
Provision for doubtful accounts	117,665	7.4%	91,324		7.3%
Depreciation and amortization	65,383	4.1%	53,200		4.2%
Rent expense	32,846	2.1%	24,211		1.9%
Interest, net	9,162	0.6%	7,473		0.6%

Total costs and expenses	1,325,510	83.3%	1,028,133		81.9%

Income before minority interests and income taxes	264,950	16.7%	227,758		18.1%
Minority interests in earnings of consolidated entities	2,535	0.2%	1,985		0.2%

Income before income taxes	262,415	16.5%	225,773		18.0%
Provision for income taxes	100,629	6.3%	88,052		7.0%

Net income	$161,786	10.2%	$137,721		11.0%

	Six months ended March 31,
	2004	2003	Change		Percent Change
Same Hospitals
Occupancy	50.6%	49.3%	130 bps	*	n/a
Patient days	541,341	520,939	20,402		3.9%
Admissions	123,143	118,700	4,443		3.7%
Adjusted admissions	193,600	186,141	7,459		4.0%
Total surgeries	104,150	104,768	(618)		-0.6%
Outpatient revenue percentage	45.3%	44.4%	90 bps		n/a
Inpatient revenue percentage	54.7%	55.6%	(90) bps		n/a

Total Hospitals
Occupancy	49.7%	50.5%	(80) bps		n/a
Patient days	670,682	548,870	121,812		22.2%
Admissions	146,170	119,212	26,958		22.6%
Adjusted admissions	232,740	186,639	46,101		24.7%
Total surgeries	117,847	104,818	13,029		12.4%
Outpatient revenue percentage	46.8%	44.2%	260 bps		n/a
Inpatient revenue percentage	53.2%	55.8%	(260) bps		n/a
Total hospitals	52	44	8		18.2%

*	basis points

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our net patient service revenue for the six months ended March 31, 2004, which we refer to as the 2004 Six Month Period, was $1,590.5 million as compared to $1,255.9 million for the six months ended March 31, 2003, which we refer to as the 2003 Six Month Period. This represented an increase in net patient service revenue of $334.6 million or 26.6%. Hospitals in operation for the entire 2004 Six Month Period and 2003 Six Month Period, which we refer to as same hospitals, provided $92.1 million, or 28%, of the increase in net patient service revenue as a result of increases in inpatient and outpatient volumes and from rate increases. The remaining 72% of the increase came from two hospitals we acquired in August 2003, one hospital we acquired in September 2003, and five hospitals we acquired in November 2003.

Net revenue per adjusted admission at our same hospitals increased 3.7% for the 2004 Six Month Period. Contributing factors to the rate increases and the net revenue per adjusted admission increase included our renegotiation of managed care contracts from April 1, 2003 through the end of the 2004 Six Month Period and increased volumes in our higher margin outpatient business.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Our charity care and indigent write-offs were $195.7 million or 3.7% of gross revenue for the 2004 Six Month Period and $128.7 million or 3.3% of gross revenue in the 2003 Six Month Period. The policy and practice at each of our hospitals is to write off a patient’s entire account upon the determination that the patient qualifies under a hospital’s charity care/indigent policy. We believe that our practice of timely recognition of charity and indigent accounts, and their subsequent write-off, results in more accurate and collectible levels of accounts receivable, and correspondingly appropriate bad debt expense levels. Our bad debt policy is to reserve 100% of all non-governmental accounts receivable over 150 days old. We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, contributes greatly to our effective accounts receivable management. Our hospitals also work diligently to assist uninsured patients in the process of qualifying for Medicaid, charity care, and other state and local assistance programs.

Consolidated salaries and benefits increased as a percent of net patient service revenue to 39.5% for the 2004 Six Month Period from 38.9% for the 2003 Six Month Period, primarily as a result of the eight acquisitions previously mentioned.

Supplies and other costs increased as a percent of net patient service revenue to 29.7% for the 2004 Six Month Period from 28.9% for the 2003 Six Month Period. The majority of this increase was due to higher supply costs related to orthopedic implants and pharmaceutical supplies.

Our provision for income taxes reflected an effective income tax rate of approximately 38.3% for the 2004 Six Month Period and 39.0% for the 2003 Six Month Period. The rate decrease was due to a lower effective state income tax rate in effect during the 2004 Six Month Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Liquidity

Our cash flows from operations provide the primary source of funding for our ongoing cash needs. We have historically utilized cash on hand, our revolving credit facility and proceeds from debt issuances, or a combination of the preceding, to fund acquisitions.

The following is a summary of cash flows for the six month periods ended March 31, 2004 and 2003, respectively:

	March 31, 2004	March 31, 2003
	(in millions)	(in millions)
Source (use) of cash flows
Operating activities	$176.7	$147.6
Investing activities	(657.8)	(104.3)
Financing activities	188.5	(6.4)

Net (decrease) increase in cash and equivalents	$(292.6)	$36.9

2004 Six Month Period Cash Flows Compared to 2003 Six Month Period Cash Flows

Operating Activities

Our cash flows from operations increased during the 2004 Six Month Period when compared to the 2003 Six Month Period. An increase in our working capital during the 2004 Six Month Period offset our increased profitability. Listed below are items which were significant to our cash flows for the 2004 Six Month Period.

•	Reduced tax payments during the 2004 Six Month Period. Additional tax payments were made in December 2002 with the filing of fiscal year ended September 30, 2002 tax extensions, whereas no such payments were necessary in December 2003. Additionally, tax payments in the 2004 Six Month Period were reduced for the tax benefit associated with the exercise of stock options during this period.

•	Increases to accounts receivable in the 2004 Six Month Period compared to the 2003 Six Month Period were due primarily to increases in our accounts receivable experienced as a result of our recent acquisitions. Since receivables were not purchased by us as part of these transactions, we experienced a build up in accounts receivable during the 2004 Six Month Period. Days sales outstanding were up four days to 73 days at the end of the 2004 Six Month Period versus 69 days at the end of the 2003 Six Month Period and down three days sequentially from 76 days at December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (continued)

Investing activities

Cash used in investing activities in the 2004 Six Month Period consisted primarily of the cash paid for the five hospitals we acquired on November 1, 2003 and cash paid for additions to property, plant and equipment. These additions consisted of renovation and expansion projects and capital expenditures associated with three ongoing replacement hospital projects.

During the 2003 Six Month Period, cash used in investing activities consisted primarily of the cash paid for one hospital acquisition and cash paid for additions to property, plant and equipment. These additions consisted of various renovation and expansion projects.

Financing activities

The cash provided by financing activities in the 2004 Six Month Period was primarily the net result of borrowing $275.0 million under our credit agreement during the period for the five hospital acquisition described above and paying down $100.0 million under the credit agreement during same period. Proceeds from the exercise of stock options provided $20.8 million.

The payment of dividends was our primary use of cash by financing activities in the 2003 Six Month Period.

Capital Resources

Credit Facilities

As of March 31, 2004 we had a $450.0 million credit agreement which permitted us to borrow under an unsecured revolving credit line at any time during the term of the agreement. This credit agreement permitted us to choose a loan based on an interest rate equal to the prime interest rate or an interest rate based on the LIBOR interest rate. As of March 31, 2004, the interest rate for a loan based on the LIBOR interest rate was the LIBOR rate plus 1.00 percent. The interest rate on our outstanding balance at March 31, 2004 was 2.1%. Although no amounts were outstanding under the credit agreement at March 31, 2003, the applicable LIBOR interest rate at such time was 2.31%. In October 2003, we borrowed $275.0 million under this credit agreement to partially finance the five hospitals we purchased on November 1, 2003. As of March 31, 2004, we had $175.0 million outstanding under this credit agreement. On May 5, 2004, we repaid an additional $25.0 million of the outstanding debt under this agreement. As of March 31, 2003, we did not have any outstanding borrowings under this credit agreement. All outstanding borrowings under this credit agreement were repaid using borrowings under our new credit agreement described below as of the effective date of such agreement.

We have a $15 million unsecured revolving working capital credit commitment with a commercial bank. This credit commitment is tied to our cash management system and renews annually each November 1. We must pay interest on any outstanding balance monthly at a fluctuating rate not to exceed the bank’s prime rate less 0.25%. The interest rate at March 31, 2004 and 2003 was 3.75% and 4.0%, respectively. As of March 31, 2004 and 2003, we did not have any amounts outstanding under the credit commitment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources (continued)

During the term of our credit agreement in effect at March 31, 2004, we were obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, each of the above credit facilities contains covenants which, without prior consent of the lenders under such facilities, limit certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional money, make guarantees, grant security interests and declare dividends. Furthermore, each of the credit facilities requires that we comply with certain financial covenants, including the following:

At March 31, 2004	Requirement	Level
Minimum required consolidated net worth	> $1,239.6 million	$1,825.6 million
Maximum permitted consolidated leverage ratio	< 2.50 to 1.00	1.82 to 1.00
Minimum required consolidated interest coverage ratio	> 4.50 to 1.00	22.58 to 1.00

At March 31, 2003	Requirement	Level
Minimum required consolidated net worth	> $1,024.9 million	$1,477.1 million
Maximum permitted consolidated leverage ratio	< 2.50 to 1.00	1.19 to 1.00
Minimum required consolidated interest coverage ratio	> 4.50 to 1.00	24.81 to 1.00

At March 31, 2004 and 2003, we were in compliance with all of the above covenants.

On May 12, 2004, we entered into a new credit agreement with Bank of America, N.A., Wachovia Bank, National Association, and certain other lenders. Bank of America, N.A. serves as the administrative agent for the lenders. The new credit agreement expires on May 14, 2009 and replaces our $450.0 million credit agreement, which was due to expire in accordance with its terms on November 30, 2004. The new credit agreement allows us to borrow, on a revolving, unsecured basis, up to $600.0 million (including standby letters of credit). The new credit agreement requires our subsidiaries (other than certain exempted subsidiaries) to guarantee our borrowings in the event our credit rating falls below certain thresholds. Under the new credit agreement, we can choose whether the interest charged on our loans is based upon the prime rate or the LIBOR rate. The interest rate we pay includes a spread above the base rate we select, which is subject to change in the event our debt rating changes. On May 14, 2004, we borrowed $150.0 million under the new credit agreement to repay the remaining amounts outstanding under our former credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources (continued)

Under the terms of the new credit agreement, we are also obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, the new credit agreement contains covenants which, without prior consent of the lenders under such facility, limit certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional money, make guarantees and grant security interests. As with the prior credit agreement, we are also required to comply with certain financial covenants. The following are the required covenants calculated as of March 31, 2004:

As of March 31, 2004	Requirement	Level
Maximum permitted consolidated leverage ratio	< 3.00 to 1.00	1.82 to 1.00
Minimum required consolidated interest coverage ratio	> 3.00 to 1.00	22.58 to 1.00

Outstanding Debt Securities

2022 Notes. On January 28, 2002, we sold $330.0 million in face value of our Zero-Coupon Convertible Senior Subordinated Notes due 2022, or 2022 Notes. Our sale of 2022 Notes resulted in gross proceeds to us of approximately $277.0 million. The 2022 Notes are our general unsecured obligations and are subordinated in right of payment to our existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2022 Notes. Our 2023 Notes, which are discussed below, rank equally with our 2022 Notes. The 2022 Notes mature on January 28, 2022, unless they are converted or redeemed earlier. Upon the occurrence of certain events, the 2022 Notes become convertible into shares of our common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of 2022 Notes converted (this conversion rate is subject to adjustment in certain events). The equivalent number of shares of our common stock associated with any conversion of the 2022 Notes will become dilutive (and thus included in our earnings per share calculation) when our common stock trades at a level of $31.33 for at least 20 out of 30 trading days prior to the conversion of the 2022 Notes or the 2022 Notes otherwise become convertible. The accrual of the original issue discount on the 2022 Notes represents a yield to maturity of 0.875% per year calculated from January 28, 2002, excluding any contingent interest which could be payable under certain circumstances in accordance with the terms of the 2022 Notes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outstanding Debt Securities (continued)

2023 Notes. On July 29 and August 8, 2003, we sold an aggregate of $575.0 million in face value of our 1.50% Convertible Senior Subordinated Notes due 2023, or 2023 Notes. The 2023 Notes were sold at their principal face amount, plus accrued interest, if any, from July 29, 2003. Our sale of the 2023 Notes resulted in gross proceeds to us of approximately $563.5 million. We used $310.8 million of the proceeds to redeem all of our Convertible Senior Subordinated Debentures due 2020 on August 16, 2003. The balance of the proceeds was used to partially fund our acquisition of five hospitals on November 1, 2003. The 2023 Notes are our general unsecured obligations and are subordinated in right of payment to our existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2023 Notes. Our 2022 Notes, which are discussed above, rank equally with our 2023 Notes. The 2023 Notes mature on August 1, 2023, unless they are converted or redeemed earlier. Upon the occurrence of certain events, the 2023 Notes become convertible into shares of our common stock at a conversion rate of 36.5097 shares of common stock for each $1,000 principal amount of the 2023 Notes converted (this conversion rate is subject to adjustment in certain events). The equivalent number of shares of our common stock associated with any conversion of the 2023 Notes will become dilutive (and thus included in our earnings per share calculation) when our common stock trades at a level of $36.5097 for at least 20 out of 30 trading days prior to the conversion of the 2023 Notes, or the 2023 Notes otherwise become convertible.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2004, there were no material changes to the information provided by us regarding off-balance sheet arrangements in our Annual Report on Form 10-K for the year ended September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Statements

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, income or loss, capital expenditures, capital structure, other financial items, statements regarding our plans and objectives for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and other statements which are other than statements of historical fact.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In October 2003, we borrowed $275.0 million under our $450.0 million credit agreement to partially finance our acquisition of five hospitals on November 1, 2003. As of March 31, 2004, $175.0 million was outstanding under this credit agreement. The interest rate on the outstanding balance at March 31, 2004 was 2.1%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Credit Facilities.”

During the three months ended March 31, 2004, there were no other material changes in the quantitative and qualitative disclosures about market risks presented in Item 7A in our Annual Report on Form 10-K for the year ended September 30, 2003.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on February 18, 2004, our stockholders elected eight directors as follows:

	Votes For	Authority Withheld
William J. Schoen	228,942,044	4,640,484
Joseph V. Vumbacco	228,943,674	4,638,854
Kent P. Dauten	227,623,992	5,958,536
Donald E. Kiernan	227,529,975	6,052,553
Robert A. Knox	228,924,414	4,658,114
William Mayberry, M.D.	227,566,562	6,015,966
William C. Steere, Jr.	229,783,047	3,799,481
Randolph W. Westerfield, Ph.D.	227,652,548	5,929,980

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits:

See Index to Exhibits beginning on page 29 of this quarterly report.

Item 6. Exhibits and Reports on Form 8-K (Continued)

b. Reports on Form 8-K:

1. Form 8-K Reporting Date – January 20, 2004.

Items Reported:

Item 7, Financial Statements and Exhibits; and

Item 12, Results of Operations and Financial Condition.

2. Form 8-K Reporting Date – March 11, 2004.

Items Reported:

Item 7, Financial Statements and Exhibits; and

Item 12, Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: May 12, 2004	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

Not applicable.

(3)	(i) Articles of Incorporation.

3.1	Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

3.2	Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

(ii) By-laws.

3.3	By-laws, as amended, previously filed and included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures.

The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

4.1	Specimen Stock Certificate, previously filed and included as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

4.2	Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc. pertaining to a $15 million working capital and cash management line of credit, previously filed and included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2000, is incorporated herein by reference.

INDEX TO EXHIBITS (Continued)

4.3	Indenture dated as of January 28, 2002, by and between the Company and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee, pertaining to the $330.0 million face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (includes form of Zero-Coupon Convertible Senior Subordinated Note due 2022), previously filed and included as Exhibit 4(a) to the Company’s Current Report on Form 8-K dated January 28, 2002, is incorporated herein by reference.

4.4	Indenture dated as of July 29, 2003 between the Company and Wachovia Bank, National Association, as Trustee, pertaining to the $575.0 million face value of 1.50% Convertible Senior Subordinated Notes due 2023 (includes form of 1.50% Convertible Senior Subordinated Note due 2023), previously filed and included as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-109756), is incorporated herein by reference.

(10)	Material contracts.

Not applicable

(11)	Statement re computation of per share earnings.

Not applicable.

(15)	Letter re unaudited interim financial information.

Not applicable.

(18)	Letter re change in accounting principles.

Not applicable.

(19)	Report furnished to security holders.

Not applicable.

(22)	Published report regarding matters submitted to vote of security holders.

Not applicable.

(23)	Consents of experts and counsel.

Not applicable.

(24)	Power of attorney.

Not applicable.

INDEX TO EXHIBITS (Continued)

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Section 1350 Certifications.

32.1	Section 1350 Certifications

(99)	Additional exhibits.

Not applicable.