Form 10-Q
period 2004-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2004-08-16
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

At August 5, 2004, 243,404,283 shares of the Registrant’s Class A Common Stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Net patient service revenue	$817,341	$647,127

Costs and expenses:
Salaries and benefits	315,776	245,477
Supplies and other	239,087	185,328
Provision for doubtful accounts	62,514	46,448
Depreciation and amortization	34,030	28,003
Rent expense	16,540	12,466
Interest, net	3,640	3,802

Total costs and expenses	671,587	521,524

Income before minority interests and income taxes	145,754	125,603
Minority interests in earnings of consolidated entities	1,580	1,121

Income before income taxes	144,174	124,482

Provision for income taxes	54,891	48,561

Net income	$89,283	$75,921

Net income per share:
Basic	$.37	$.32

Diluted	$.36	$.30

Dividends per share	$.02	$.02

Weighted average number of shares outstanding:
Basic	243,175	239,108

Diluted	247,136	257,379

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended June 30,
	2004	2003
Net patient service revenue	$2,407,801	$1,903,018

Costs and expenses:
Salaries and benefits	943,922	733,934
Supplies and other	711,395	548,796
Provision for doubtful accounts	180,179	137,772
Depreciation and amortization	99,413	81,203
Rent expense	49,386	36,677
Interest, net	12,802	11,275

Total costs and expenses	1,997,097	1,549,657

Income before minority interests and income taxes	410,704	353,361
Minority interests in earnings of consolidated entities	4,115	3,106

Income before income taxes	406,589	350,255

Provision for income taxes	155,520	136,613

Net income	$251,069	$213,642

Net income per share:
Basic	$1.04	$.89

Diluted	$1.02	$.85

Dividends per share	$.06	$.06

Weighted average number of shares outstanding:
Basic	242,488	238,790

Diluted	246,901	257,186

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,612	$395,338
Accounts receivable, net	632,314	527,254
Supplies, prepaid expenses and other assets	107,147	123,247
Funds held by trustee	12,541	17,470
Deferred income taxes	30,027	30,027

Total current assets	897,641	1,093,336

Property, plant and equipment	2,354,888	1,983,151
Less: accumulated depreciation and amortization	(651,426)	(555,436)

Net property, plant and equipment	1,703,462	1,427,715

Funds held by trustee	52,160	15,924
Excess of cost over acquired net assets, net	722,572	397,825
Deferred charges and other assets	43,837	44,687

Total assets	$3,419,672	$2,979,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	145,401	$136,136
Accrued expenses and other liabilities	137,050	121,980
Income taxes - currently payable	11,028	5,400
Current maturities of long-term debt	8,790	9,447

Total current liabilities	302,269	272,963

Deferred income taxes	48,984	48,984
Other long-term liabilities	87,491	58,402
Long-term debt	1,024,150	924,713

Minority interests in consolidated entities	41,352	37,350

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, Class A, $.01 par value, 750,000 shares authorized, 265,881 and 262,705 shares issued at June 30, 2004 and September 30, 2003, respectively	2,659	2,627
Additional paid-in capital	442,012	399,782
Retained earnings	1,771,411	1,535,322

	2,216,082	1,937,731
Less: treasury stock, 22,500 shares of common stock, at cost, at both June 30, 2004 and September 30, 2003	(300,656)	(300,656)

Total stockholders’ equity	1,915,426	1,637,075

Total liabilities and stockholders’ equity	$3,419,672	$2,979,487

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$251,069	$213,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,413	81,203
Provision for doubtful accounts	180,179	137,772
Gain on sale of fixed assets	(2,669)	(363)

Changes in assets and liabilities:
Accounts receivable	(286,099)	(163,986)
Supplies and other current assets	25,124	(9,299)
Deferred charges and other assets	(4,830)	1,512
Accounts payable	5,390	(4,221)
Accrued expenses and other liabilities	6,481	10,398
Income taxes - currently payable	21,628	(362)
Other long term liabilities	33,091	(575)

Net cash provided by operating activities	328,777	265,721

Cash flows from investing activities:
Acquisition of facilities, net of cash acquired and purchase price adjustments	(517,774)	(19,269)
Additions to property, plant and equipment	(173,569)	(123,321)
Proceeds from sale of property, plant and equipment	4,509	774
(Increase) decrease in funds held by trustee	(31,308)	15

Net cash used in investing activities	(718,142)	(141,801)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	283,947	9,782
Principal payments on debt	(185,748)	(6,969)
Payment of dividends	(14,822)	(14,608)
Proceeds from issuance of common stock	26,262	12,413

Net cash provided by financing activities	109,639	618

Net (decrease) increase in cash and cash equivalents	(279,726)	124,538
Cash and cash equivalents at beginning of period	395,338	123,736

Cash and cash equivalents at end of period	$115,612	$248,274

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2003 has been derived from the audited consolidated financial statements included in our 2003 Annual Report on Form 10-K. The interim condensed consolidated financial statements at June 30, 2004, and for the three and nine month periods ended June 30, 2004 and 2003 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of our management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Our results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2003 Annual Report on Form 10-K.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Stock Compensation (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting period. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$89,283	$75,921	$251,069	$213,642
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,012)	(2,596)	(8,826)	(7,269)

Pro forma net income	$86,271	$73,325	$242,243	$206,373

Pro forma earnings per share:
Basic – as reported	$.37	$.32	$1.04	$.89
Basic – pro forma	$.36	$.31	$1.00	$.86
Diluted – as reported	$.36	$.30	$1.02	$.85
Diluted – pro forma	$.35	$.29	$1.00	$.83

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share of our common stock (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic earnings per share-net income	$89,283	$75,921	$251,069	$213,642
Effect of interest expense on convertible debt	—	1,360	—	4,147

Numerator for diluted earnings per share	$89,283	$77,281	$251,069	$217,789

Denominator:
Denominator for basic earnings per share - weighted average shares	243,175	239,108	242,488	238,790
Effect of dilutive securities:
Employee stock options	3,961	3,822	4,413	3,947
Convertible debt	—	14,449	—	14,449

Denominator for diluted earnings per share	247,136	257,379	246,901	257,186

Basic earnings per share	$.37	$.32	$1.04	$.89

Diluted earnings per share	$.36	$.30	$1.02	$.85

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions

On November 1, 2003, we acquired five non-urban hospitals totaling 1,061 licensed beds. The five hospitals were: Seven Rivers Community Hospital, a 128-bed hospital located in Crystal River, Florida; Harton Regional Medical Center, a 137-bed hospital located in Tullahoma, Tennessee; University Medical Center, a two-campus 257-bed hospital located in Lebanon, Tennessee; Three Rivers Healthcare, a two-campus 423-bed hospital located in Poplar Bluff, Missouri; and Twin Rivers Regional Medical Center, a 116-bed hospital located in Kennett, Missouri. The aggregate cost of this acquisition was approximately $515.0 million. We financed this transaction using a combination of cash on hand and borrowings of $275.0 million under our then existing $450.0 million credit facility.

The operating results of the above hospitals have been included in our accompanying condensed consolidated statements of income from the date of acquisition. The following unaudited pro forma combined summary of operations for the three and nine month periods ended June 30, 2004 and 2003, respectively, give effect to the operation of the five hospitals purchased on November 1, 2003 as if such hospitals had been acquired as of October 1, 2003 and 2002, respectively:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
	(in millions, except per share data)
Net patient service revenue	$817.3	$740.0	$2,439.4	$2,181.8
Net income	$89.3	$80.4	$251.4	$227.2
Net income per share - basic	$.37	$.34	$1.03	$.95
Net income per share - diluted	$.36	$.32	$1.02	$.89

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

5. Recent Accounting Pronouncements (continued)

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

6. Long-term debt

On May 14, 2004, we entered into a new credit agreement with a syndicate of banks. The new credit agreement expires on May 14, 2009 and replaced our previous $450.0 million credit agreement, which was due to expire in accordance with its terms on November 30, 2004. The new credit agreement allows us to borrow, on a revolving, unsecured basis, up to $600.0 million (including standby letters of credit). The new credit agreement also requires our subsidiaries (other than certain exempted subsidiaries) to guarantee our borrowings in the event our credit rating falls below certain thresholds. Under the new credit agreement, we can choose whether the interest charged on our loans is based upon the prime rate or the LIBOR rate. The interest rate we pay includes a spread above the base rate we select, which is subject to change in the event our debt rating changes. The applicable interest rate under the new credit agreement at June 30, 2004 was 1.72%. On May 14, 2004, we borrowed $150.0 million under the new credit agreement to repay the amounts outstanding under our former credit agreement upon our termination of such agreement. At June 30, 2004, $100.0 million was outstanding under our new credit agreement and on July 14, 2004, we repaid an additional $50.0 million of such indebtedness.

Under the terms of the new credit agreement, we are obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, this credit agreement contains covenants which, without prior consent of the lenders under such facility, limit certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional money, make guarantees and grant security interests. We are also required to comply with certain financial covenants.

7. Subsequent Events

On July 14, 2004, we repaid $50.0 million of the amount outstanding under our $600.0 million credit agreement.

On July 27, 2004, we announced that our Board of Directors declared a quarterly cash dividend of $0.02 per share on our common stock, payable on August 31, 2004 to stockholders of record at the close of business on August 9, 2004.

On July 19, 2004, we announced the signing of a definitive agreement to acquire the 82-bed Chester County Hospital in Chester, South Carolina. The transaction is expected to close during the fourth quarter of our year ended September 30, 2004.

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

We consider our critical accounting policies to be those that require us to make more significant judgments and estimates when we prepare our financial statements, including the following:

Net Patient Service Revenues

We derive a significant portion of our revenues from the Medicare and Medicaid programs, and from managed care health plans. Payments for services we render to patients covered by these programs are generally less than billed charges. For Medicare and Medicaid revenues, provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ respective principles of payment or reimbursement (either prospectively determined or retrospectively determined costs). Final payment under these programs is subject to administrative review and audit, and we currently make provisions for any adjustments which we believe may result. Our provisions for contractual allowances under managed care health plans are based primarily on payment terms of contractual arrangements such as predetermined rates per diagnosis, per diem rates or a discounted percent from charges. We closely monitor our historical collection rates as well as changes in applicable laws, rules and regulations and contract terms to help assure that provisions are made using the most accurate information we believe to be available. However, due to the complexities involved in making these estimates, the actual payments we receive could be different from the amounts we estimate and record.

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

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these benefits, and, therefore, have not recorded any valuation allowance against our deferred tax asset.

We operate in multiple states with varying tax laws. We are subject to both federal and state audits of tax returns. Our federal income tax returns were examined by the Internal Revenue Service through our fiscal year ended September 30, 1999, which resulted in no material adjustments. Our federal income tax returns for our fiscal years ended September 30, 2000 and 2001 are currently being audited by the Internal Revenue Service. We make estimates we believe are accurate in order to determine that tax reserves are adequate to cover any potential audit adjustments.

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

Results of Operations

Overview

During our third quarter ended June 30, 2004, which we refer to as the 2004 Period, we reported net revenue growth over our third quarter ended June 30, 2003, which we refer to as the 2003 Period, of 26%, net income growth of 18% and net earnings per diluted share growth of 20%. Our revenue and net income growth resulted from increases in same hospital admissions, which are admissions to hospitals in operation for the entire 2004 Period and 2003 Period, rate increases and from hospitals acquired by us in the 12 month period ended June 30, 2004. In addition, our earnings per diluted share increased both as a result of our increased net income and a reduction in diluted shares outstanding following our redemption on August 16, 2003 of our Convertible Senior Subordinated Debentures due 2020.

Same hospital admissions increased 1.2% in the 2004 Period compared to the 2003 Period. We believe this increase is due in part to our adherence to the acquisition criteria we have strictly followed for many years, whereby we acquire hospitals in growing areas and in areas where we believe the opportunity to reverse outmigration to other hospitals exists. Furthermore, our hospitals continue to add additional physicians to their respective medical staffs and medical equipment to their hospitals in order to meet the needs of the communities they serve. We believe these investments ultimately result in higher same hospital admissions.

Outpatient services continue to play an important role in the delivery of health care in our markets, with roughly half of our net revenue during the 2004 Period generated on an outpatient basis. We continue to focus on emergency room operations and diagnostic imaging services to meet the needs of the communities we serve and have invested capital in nearly every one of our hospitals over the last five years in one of these two areas. As a result, our same hospital adjusted admissions, which adjusts admissions for outpatient volume, increased 2.7% in the 2004 Period compared to the 2003 Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (continued)

Overview (continued)

Our surgery volumes have been affected by changes in physician practices related to increased expenses due to malpractice costs and declining or flat reimbursement. Outpatient surgeries for gastrointestinal, ENT and ophthalmology have been impacted most severely, as physicians continue to move these procedures into their offices. We believe that although this trend effects the number of surgeries performed at our hospitals, it does not have a material financial impact on our hospitals. We had a decrease in same hospital surgeries of 1.7% for the 2004 Period compared to the 2003 Period.

Our bad debt expense in the 2004 Period increased 40 basis points to 7.6% of net revenue. We believe that this percent to net revenue is lower than our industry peer group average because of our long-standing and consistently applied bad debt and charity care policies. Economic conditions and changes in commercial health insurance benefit plan structure over the past several years have contributed to an increase in the number of uninsured and under-insured patients seeking health care in the United States. Although we are not immune to these trends, we believe that the demographic profiles of our non-urban markets, combined with our consistent application of charity care, indigent and bad debt policies over many years, have contributed to a relatively stable level of bad debt expense as compared to the rest of our industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The following tables summarize our results of operations for the three months ended June 30, 2004 and 2003:

	Three months ended June 30,
	2004		2003
	Amount	Percent of Revenues	Amount		Percent of revenues
	(in thousands)		(in thousands)
Net patient service revenue	$817,341	100.0%	$647,127		100.0%
Costs and expenses:
Salaries and benefits	315,776	38.6%	245,477		37.9%
Supplies and other	239,087	29.3%	185,328		28.6%
Provision for doubtful accounts	62,514	7.6%	46,448		7.2%
Depreciation and amortization	34,030	4.2%	28,003		4.3%
Rent expense	16,540	2.0%	12,466		1.9%
Interest, net	3,640	0.4%	3,802		0.6%

Total costs and expenses	671,587	82.2%	521,524		80.6%

Income before minority interests and income taxes	145,754	17.8%	125,603		19.4%
Minority interests in earnings of consolidated entities	1,580	0.2%	1,121		0.2%

Income before income taxes	144,174	17.6%	124,482		19.2%
Provision for income taxes	54,891	6.7%	48,561		7.5%

Net income	$89,283	10.9%	$75,921		11.7%

	Three months ended June 30,				Percent change
	2004	2003	Change
Same Hospitals
Occupancy	45.8%	46.0%	(20	)bps*	n/a
Patient days	246,734	249,387	(2,653)		-1.1%
Admissions	57,554	56,872	682		1.2%
Adjusted admissions	93,928	91,497	2,431		2.7%
Total surgeries	51,781	52,678	(897)		-1.7%
Outpatient revenue percentage	49.1%	48.1%	100	bps	n/a
Inpatient revenue percentage	50.9%	51.9%	(100	)bps	n/a

Total Hospitals
Occupancy	45.4%	47.5%	(210	)bps	n/a
Patient days	312,639	264,548	48,091		18.2%
Admissions	69,427	56,974	12,453		21.9%
Adjusted admissions	114,805	91,530	23,275		25.4%
Total surgeries	59,739	52,678	7,061		13.4%
Outpatient revenue percentage	48.7%	47.7%	100	bps	n/a
Inpatient revenue percentage	51.3%	52.3%	(100	)bps	n/a
Total hospitals at end of period	52	44	8		18.2%

*	basis points

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our net patient service revenue for the 2004 Period was $817.3 million as compared to $647.1 million for the 2003 Period. This represented an increase in net patient service revenue of $170.2 million or 26%. Hospitals in operation for the entire 2003 Period and 2004 Period, which we refer to as same hospitals, provided $30.5 million, or 18%, of the increase in net patient service revenue as a result of increases in inpatient and outpatient volumes and from rate increases. $139.5 million of the increase came from two hospitals we acquired in August 2003, one hospital we acquired in September 2003, and five hospitals we acquired in November 2003. The remaining $.2 million of the increase came from miscellaneous other revenue.

Net revenue per adjusted admission at our same hospitals increased 2.1% for the 2004 Period. Contributing factors to the net revenue per adjusted admission increase included rate increases, our renegotiation of managed care contracts from July 1, 2003 through the end of the 2004 Period and increased volumes in our higher margin outpatient business.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Our charity care and indigent write-offs were $105.9 million or 4.0% of gross revenue for the 2004 Period and $68.6 million or 3.4% of gross revenue in the 2003 Period. The policy and practice at each of our hospitals is to write off a patient’s entire account upon the determination that the patient qualifies under a hospital’s charity care and/or indigent policy. We believe that our practice of timely recognition of charity and indigent accounts, and their subsequent write-off, results in more accurate and collectible levels of accounts receivable, and correspondingly appropriate bad debt expense levels. Our bad debt policy is to reserve 100% of all non-governmental accounts receivable over 150 days old. We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, contributes greatly to our effective accounts receivable management. Our hospitals also work diligently to assist uninsured patients in the process of qualifying for Medicaid, charity care, and other state and local assistance programs.

Consolidated salaries and benefits increased as a percent of net patient service revenue to 38.6% for the 2004 Period from 37.9% for the 2003 Period. Same hospital salaries and benefits decreased from 37.0% of net patient service revenue in the 2003 Period to 36.9% in the 2004 Period as a result of our continued effective management of salary and benefits costs. The increase in consolidated salaries and benefits is due to the eight recent acquisitions mentioned previously.

Supplies and other costs increased as a percent of net patient service revenue to 29.3% for the 2004 Period from 28.6% for the 2003 Period. The majority of this increase was due to higher supply costs related to implants.

Our provision for income taxes reflected an effective income tax rate of approximately 38.1% for the 2004 Period and 39.0% for the 2003 Period. The rate decrease was due to a lower effective state income tax rate in effect during the 2004 Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nine months Ended June 30, 2004 Compared to Nine months Ended June 30, 2003

The following tables summarize our results of operations for the nine months ended June 30, 2004 and 2003:

	Nine months ended June 30,
	2004		2003
	Amount	Percent of revenues	Amount		Percent of revenues
	(in thousands)		(in thousands)
Net patient service revenue	$2,407,801	100.0%	$1,903,018		100.0%
Costs and expenses:
Salaries and benefits	943,922	39.2%	733,934		38.6%
Supplies and other	711,395	29.5%	548,796		28.8%
Provision for doubtful accounts	180,179	7.5%	137,772		7.2%
Depreciation and amortization	99,413	4.1%	81,203		4.3%
Rent expense	49,386	2.1%	36,677		1.9%
Interest, net	12,802	0.5%	11,275		0.6%

Total costs and expenses	1,997,097	82.9%	1,549,657		81.4%

Income before minority interests and income taxes	410,704	17.1%	353,361		18.6%
Minority interests in earnings of consolidated entities	4,115	0.2%	3,106		0.2%

Income before income taxes	406,589	16.9%	350,255		18.4%
Provision for income taxes	155,520	6.5%	136,613		7.2%

Net income	$251,069	10.4%	$213,642		11.2%

	Nine months ended June 30,
	2004	2003	Change		Percent Change
Same Hospitals
Occupancy	49.1%	48.3%	80	bps *	n/a
Patient days	786,933	768,937	17,996		2.3%
Admissions	180,369	175,214	5,155		2.9%
Adjusted admissions	286,963	277,114	9,849		3.6%
Total surgeries	155,878	157,380	(1,502)		-1.0%
Outpatient revenue percentage	46.6%	45.6%	100	bps	n/a
Inpatient revenue percentage	53.4%	54.4%	(100	)bps	n/a

Total Hospitals
Occupancy	48.3%	49.5%	(120	)bps	n/a
Patient days	983,321	813,418	169,903		20.9%
Admissions	215,597	176,186	39,411		22.4%
Adjusted admissions	347,585	278,183	69,402		24.9%
Total surgeries	177,584	157,430	20,154		12.8%
Outpatient revenue percentage	47.5%	45.4%	210	bps	n/a
Inpatient revenue percentage	52.5%	54.6%	(210	)bps	n/a
Total hospitals at end of period	52	44	8		18.2%

*	basis points

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our net patient service revenue for the nine months ended June 30, 2004, which we refer to as the 2004 Nine Month Period, was $2,407.8 million as compared to $1,903.0 million for the nine months ended June 30, 2003, which we refer to as the 2003 Nine Month Period. This represented an increase in net patient service revenue of $504.8 million or approximately 27%. Hospitals in operation for the entire 2004 Nine Month Period and 2003 Nine Month Period, which we refer to as same hospitals, provided $116.7 million, or 23%, of the increase in net patient service revenue as a result of increases in inpatient and outpatient volumes and from rate increases. The remaining 77%, or $388.1 million, of the increase came from two hospitals we acquired in August 2003, one hospital we acquired in September 2003, five hospitals we acquired in November 2003, as well as from other miscellaneous revenue.

Net revenue per adjusted admission at our same hospitals increased 2.6% for the 2004 Nine Month Period. Contributing factors to the net revenue per adjusted admission increase included rate increases, our renegotiation of managed care contracts from July 1, 2003 through the end of the 2004 Nine Month Period and increased volumes in our higher margin outpatient business.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Our charity care and indigent write-offs were $301.6 million or 3.8% of gross revenue for the 2004 Nine Month Period and $197.3 million or 3.4% of gross revenue in the 2003 Nine Month Period. The policy and practice at each of our hospitals is to write off a patient’s entire account upon the determination that the patient qualifies under a hospital’s charity care and/or indigent policy. We believe that our practice of timely recognition of charity and indigent accounts, and their subsequent write-off, results in more accurate and collectible levels of accounts receivable, and correspondingly appropriate bad debt expense levels. Our bad debt policy is to reserve 100% of all non-governmental accounts receivable over 150 days old. We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, contributes greatly to our effective accounts receivable management. Our hospitals also work diligently to assist uninsured patients in the process of qualifying for Medicaid, charity care, and other state and local assistance programs.

Consolidated salaries and benefits increased as a percent of net patient service revenue to 39.2 % for the 2004 Nine Month Period from 38.6% for the 2003 Nine Month Period, primarily as a result of the eight acquisitions previously mentioned.

Supplies and other costs increased as a percent of net patient service revenue to 29.5% for the 2004 Nine Month Period from 28.8% for the 2003 Nine Month Period. The majority of this increase was due to higher supply costs related to implants.

Our provision for income taxes reflected an effective income tax rate of approximately 38.2% for the 2004 Nine Month Period and 39.0% for the 2003 Nine Month Period. The rate decrease was due to a lower effective state income tax rate in effect during the 2004 Nine Month Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Liquidity

Our cash flows from operations provide the primary source of funding for our ongoing cash needs. We have historically utilized cash on hand, credit facility borrowings and proceeds from debt issuances, or a combination of the preceding, to fund acquisitions.

The following is a summary of cash flows for the nine month periods ended June 30, 2004 and 2003, respectively:

Source (use) of cash flows	June 30, 2004	June 30, 2003
	(in millions)	(in millions)
Operating activities	$328.8	$265.7
Investing activities	(718.1)	(141.8)
Financing activities	109.6	.6

Net (decrease) increase in cash and equivalents	$(279.7)	$124.5

2004 Nine Month Period Cash Flows Compared to 2003 Nine Month Period Cash Flows

Operating Activities

Our cash flows from operations increased 23.7% during the 2004 Nine Month Period when compared to the 2003 Nine Month Period. An increase in our working capital during the 2004 Nine Month Period offset our increased profitability. The primary cause for the increase in our working capital was the increase in accounts receivable. The increase in accounts receivable in the 2004 Nine Month Period as compared to the 2003 Nine Month Period resulted primarily from our recent acquisitions, as receivables were not purchased by us as part of such transactions and we therefore experienced a build up in accounts receivable during the 2004 Nine Month Period. Days sales outstanding were up two days to 70 days at the end of the 2004 Nine Month Period versus 68 days at the end of the 2003 Nine Month Period and down three days sequentially from 73 days at March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investing activities

Cash used in investing activities in the 2004 Nine Month Period consisted primarily of the cash paid for the five hospitals we acquired on November 1, 2003 and cash paid for additions to property, plant and equipment. These additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with three ongoing replacement hospital projects.

During the 2003 Nine Month Period, cash used in investing activities consisted primarily of the cash paid for one hospital acquisition and cash paid for additions to property, plant and equipment. These additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with one replacement hospital project.

Financing activities

The cash provided by financing activities in the 2004 Nine Month Period was primarily the net result of our borrowing $275.0 million under our credit agreement during the period for the five hospital acquisitions described above and repayment of $175.0 million of such debt during the same period. Proceeds from the exercise of stock options provided an additional $26.2 million.

The payment of dividends was our primary use of cash by financing activities in the 2003 Nine Month Period.

Capital Resources

Credit Facilities

On May 14, 2004, we entered into a new credit agreement with a syndicate of banks. The new credit agreement expires on May 14, 2009 and replaced our previous $450.0 million credit agreement, described below, which was due to expire in accordance with its terms on November 30, 2004. The new credit agreement allows us to borrow, on a revolving, unsecured basis, up to $600.0 million (including standby letters of credit). The new credit agreement also requires our subsidiaries (other than certain exempted subsidiaries) to guarantee our borrowings in the event our credit rating falls below certain thresholds. Under the new credit agreement, we can choose whether the interest charged on our loans is based upon the prime rate or the LIBOR rate. The interest rate we pay includes a spread above the base rate we select, which is subject to change in the event our debt rating changes. The applicable interest rate under the new credit agreement at June 30, 2004 was 1.72%. On May 14, 2004, we borrowed $150.0 million under the new credit agreement to repay the amounts outstanding under our former credit agreement upon our termination of such agreement. At June 30, 2004, $100.0 million was outstanding under our new credit agreement and on July 14, 2004, we repaid an additional $50.0 million of such indebtedness.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources (continued)

Under the terms of the new credit agreement, we are obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, this credit agreement contains covenants which, without prior consent of the lenders under such facility, limit certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional money, make guarantees and grant security interests. We are also required to comply with certain financial covenants. The following are the required covenants calculated as of June 30, 2004:

At June 30, 2004	Requirement	Level
Maximum permitted consolidated leverage ratio	< 3.00 to 1.00	1.63 to 1.00
Minimum required consolidated interest coverage ratio	> 3.00 to 1.00	21.90 to 1.00

At June 30, 2004, we were in compliance with the above covenants.

As of June 30, 2003, we had a $450.0 million credit agreement which permitted us to borrow under an unsecured revolving credit line at any time during the term of the agreement. The terms of this credit agreement permitted us to choose a loan based on an interest rate equal to the prime interest rate or an interest rate based on the LIBOR interest rate. As of June 30, 2003, the interest rate for a loan based on the LIBOR interest rate was the LIBOR rate plus 1.00 percent. Although no amounts were outstanding under the credit agreement at June 30, 2003, the applicable LIBOR interest rate at such time was 2.11%. As of June 30, 2003, we did not have any outstanding borrowings under this credit agreement. All outstanding borrowings under this credit agreement were repaid using borrowings under our new $600.0 million credit agreement described above as of the effective date of such agreement.

During the term of our credit agreement in effect at June 30, 2003, we were obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, such credit facility contained covenants which, without prior consent of the lenders, limited certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional money, make guarantees, grant security interests and declare dividends. Furthermore, such credit facility required that we comply with certain financial covenants, including the following:

At June 30, 2003	Requirement	Level
Minimum required consolidated net worth	> $1,077.0 million	$1,562.1 million
Maximum permitted consolidated leverage ratio	< 2.50 to 1.00	1.15 to 1.00
Minimum required consolidated interest coverage ratio	> 4.50 to 1.00	25.10 to 1.00

At June 30, 2003, we were in compliance with the above covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources (continued)

We also have a $15 million unsecured revolving working capital credit commitment with a commercial bank. This credit commitment, which also contains covenants of the types described above, is tied to our cash management system and renews annually each November 1. We must pay interest on any outstanding balance monthly at a fluctuating rate not to exceed the bank’s prime rate less 0.25%. The interest rate at June 30, 2004 and 2003 was 4.00% and 3.75%, respectively. As of June 30, 2004 and 2003, we did not have any amounts outstanding under this credit commitment.

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

Off-Balance Sheet Arrangements

During the nine months ended June 30, 2004, there were no material changes to the information provided by us regarding off-balance sheet arrangements in our Annual Report on Form 10-K for the year ended September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Statements

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, income or loss, capital expenditures, capital structure, other financial items, statements regarding our plans and objectives for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and other statements which are other than statements of historical fact.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•	possible changes in the levels and terms of reimbursement for our charges by government programs, including Medicare, Medicaid or other third party payors;

•	existing laws and governmental regulations and changes in or our failure to comply with laws and governmental regulations;

•	our ability to successfully integrate recent and future acquisitions;

•	competition;

•	demographic changes;

•	technological and pharmaceutical improvements that increase our cost of providing, or reduce the demand for, our services;

•	our ability to attract and retain qualified personnel, including physicians; and

•	our ability to finance growth on favorable terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In October 2003, we borrowed $275.0 million under our former $450.0 million credit agreement to partially finance our acquisition of five hospitals on November 1, 2003. In May 2004, we entered into a new $600.0 million credit agreement and borrowed $150.0 million under the new credit agreement to repay the remaining amounts outstanding under our former credit agreement. As of June 30, 2004, $100.0 million was outstanding under our new credit agreement. The interest rate on the outstanding balance at June 30, 2004 was 1.72%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources - Credit Facilities.”

During the nine months ended June 30, 2004, there were no other material changes in the quantitative and qualitative disclosures about market risks presented in Item 7A in our Annual Report on Form 10-K for the year ended September 30, 2003.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 5, 2004 a lawsuit was filed against us in the Circuit Court for the 11th Judicial Circuit in Miami-Dade County, Florida, which lawsuit alleges that we violated the State of Florida’s unfair trade practices laws by charging uninsured patients more than insured patients. The plantiff in the lawsuit seeks damages and injunctive relief on behalf of a purported class. We believe that our billing and collection practices are appropriate, reasonable and in compliance with all applicable laws, rules and regulations and we intend to vigorously defend against the allegations contained in the lawsuit.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits:

    See Index to Exhibits beginning on page 28 of this quarterly report.

b.	Reports on Form 8-K:

a. Form 8-K Reporting Date – April 20, 2004.

Items Reported:

    Item 7, Financial Statements and Exhibits; and

    Item 12, Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: August 12, 2004	By:	/s/ Robert E. Farnham
Robert E. Farnham Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

Not applicable.

(3)	(i) Articles of Incorporation.

3.1	Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

3.2	Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

(ii)	By-laws.

3.3	By-laws, as amended, previously filed and included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures.

The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

4.1	Specimen Stock Certificate, previously filed and included as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

4.2	Credit Agreement dated March 23, 2000 between First Union National Bank and Health Management Associates, Inc. pertaining to a $15 million working capital and cash management line of credit, previously filed and included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2000, is incorporated herein by reference.

INDEX TO EXHIBITS (Continued)

4.3	Indenture dated as of January 28, 2002, by and between the Company and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee, pertaining to the $330.0 million face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (includes form of Zero-Coupon Convertible Senior Subordinated Note due 2022), previously filed and included as Exhibit 4(a) to the Company’s Current Report on Form 8-K dated January 28, 2002, is incorporated herein by reference.

4.4	Indenture dated as of July 29, 2003 between the Company and Wachovia Bank, National Association, as Trustee, pertaining to the $575.0 million face value of 1.50% Convertible Senior Subordinated Notes due 2023 (includes form of 1.50% Convertible Senior Subordinated Note due 2023), previously filed and included as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-109756), is incorporated herein by reference.

4.5	Credit Agreement dated as of May 14, 2004 among the Company, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, JPMorgan Chase Bank and Suntrust Bank, as Co-Documentation Agents, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Managers.

(10)	Material contracts.

Not applicable

(11)	Statement re computation of per share earnings.

Not applicable.

(15)	Letter re unaudited interim financial information.

Not applicable.

(18)	Letter re change in accounting principles.

Not applicable.

(19)	Report furnished to security holders.

Not applicable.

(22)	Published report regarding matters submitted to vote of security holders.

Not applicable.

INDEX TO EXHIBITS (Continued)

(23)	Consents of experts and counsel.

Not applicable.

(24)	Power of attorney.

Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Section 1350 Certifications.

32.1	Section 1350 Certifications

(99)	Additional exhibits.

Not applicable.