Form 10-K
period 2004-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2004-12-14
CIK 792985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ________________ to ________________

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
1.50% Convertible Senior Subordinated Notes due 2023

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

          As of December 6, 2004, there were 243,888,465 shares of the Registrant’s Class A Common Stock, par value $.01 per share outstanding. As of March 31, 2004 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was $5,473,542,790, as determined by reference to the listed price of the Registrant’s Class A Common Stock as of the close of business on such day.  For purposes of the foregoing calculation only, all directors and officers of the Registrant have been deemed affiliates.

          Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on February 15, 2005, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
HEALTH MANAGEMENT ASSOCIATES, INC.
Fiscal year ended September 30, 2004

Note:

Portions of the Registrant’s definitive Proxy Statement, to be issued in connection with the Annual Meeting of Stockholders of the Registrant to be held on February 15, 2005, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report.

i

PART I

Item 1. Business

Overview

          Through our subsidiaries, we own and operate general acute care hospitals and psychiatric hospitals in non-urban communities. As of September 30, 2004, we operated 52 hospitals, consisting of 50 acute care hospitals with a total of 7,286 licensed beds and two psychiatric hospitals with a total of 178 licensed beds.  Our fiscal year runs from October 1 through September 30.  During the twelve months ended September 30, 2004, which we refer to as fiscal 2004, we operated facilities located in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia. Our general acute care hospitals contributed substantially all of our consolidated net patient service revenues during fiscal 2004.

          Services provided by our hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, behavioral health services, psychiatric care and, in several of our hospitals, specialized services such as open-heart surgery and neuro-surgery. We also provide outpatient services such as one-day surgery, laboratory, x-ray, respiratory therapy, cardiology and physical therapy.  Some of our hospitals provide specialty services such as oncology, radiation therapy, CT scanning, MRI imaging, lithotripsy and full-service obstetrics. Our facilities benefit from corporate resources, such as purchasing, information services, finance and control systems, legal services, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

          Our class A common stock is listed on the New York Stock Exchange under the symbol “HMA,” and is included within the Standard and Poor’s 500 Index. On January 15, 2004, for the third consecutive year, we were named to the Forbes Platinum 400—The Best Big Companies in America.  We were incorporated in Delaware in 1979 but began operations through our current subsidiary, Hospital Management Associates, Inc., which was formed in 1977.  We became a public company in 1991.

Recent and Pending Transactions

          We proactively identify acquisition targets in addition to responding to requests for proposals from entities that are seeking to sell or lease hospital facilities. As a result, we generally enter into several agreements to acquire additional hospital facilities during each fiscal year. Generally, at any given time, we are actively involved in negotiations concerning possible acquisitions. Our pending and recently completed transactions include:

•

On November 9, 2004, we announced the execution of an agreement with Bon Secours Health Systems, Inc., pursuant to which we will acquire from Bon Secours substantially all of the assets of the 312-bed Bon Secours Venice Hospital, located in Venice, Florida, the 212-bed Bon Secours St. Joseph’s Hospital, located in Port Charlotte, Florida, and the 133-bed Bon Secours St. Mary’s Hospital, located in Norton, Virginia. We expect that this transaction will be completed on or before the end of our second fiscal quarter ending March 31, 2005.

•

On October 7, 2004, we announced the execution of an agreement with LifePoint Hospitals, Inc., pursuant to which we will acquire from LifePoint Hospitals, Inc. substantially all of the assets of the 56-bed Bartow Memorial Hospital, located in Bartow, Florida, and LifePoint Hospitals, Inc. will simultaneously acquire from us substantially all of the assets of the 76-bed Williamson Memorial Hospital, located in Williamson, West Virginia. Subject to certain conditions stated in the agreement, we expect that this transaction will be completed by the end of our first fiscal quarter ending December 31, 2004.

•	On October 1, 2004, we acquired Chester County Hospital, an 82-bed hospital located in Chester, South Carolina. The total cash paid for this acquisition was approximately $20.5 million.

•

On September 29, 2004, we announced that we received a favorable ruling from the State of Florida’s First District Court of Appeals affirming the final certificate of need approval from the State of Florida’s Agency for Health Care Administration to build the 100-bed Collier Regional Medical Center. This hospital will be located in southeast Collier County, Florida. This decision ended the appeal process. We expect to begin construction of this facility in early 2005.  The cost of this project is expected to be approximately $75.0 million.

•

On November 1, 2003, we acquired five non-urban hospitals from subsidiaries of Tenet Healthcare Corporation.  The five hospitals acquired were Seven Rivers Community Hospital, a 128-bed hospital located in Crystal River, Florida; Harton Regional Medical Center, a 137-bed hospital located in Tullahoma, Tennessee; University Medical Center, a two-campus 257-bed hospital located in Lebanon, Tennessee; Three Rivers Health Care, a two-campus 423-bed hospital located in Poplar Bluff, Missouri; and Twin Rivers Regional Medical Center, a 116-bed hospital located in Kennett, Missouri. The total cash paid for this acquisition was approximately $513.9 million.  This acquisition also represented our initial operations in the State of Missouri.

Market

          Our market for operating and acquiring acute care hospitals is primarily non-urban areas of 30,000 to 400,000 people in the southeastern and southwestern United States.  Typically, the acute care hospitals we acquire are, or we believe can become, the sole or preferred provider of health care services in their market areas. Our target markets generally have the following characteristics:

•	A history of being medically underserved. We believe that we can enhance and increase the level and quality of health care services in many underserved markets.

•	Favorable demographics, including a growing elderly population. We believe that this growing population uses a higher volume of the services our hospitals provide.

•

The existence of patient outmigration trends to urban medical centers.  We believe, that in many instances,  we can recruit primary care and specialty physicians based on community need and purchase the new equipment necessary to reverse outmigration trends.

•

States in which a certificate of need is required to construct a new hospital facility or add licensed beds to an existing hospital facility.  We believe that states which require certificates of need have appropriate barriers to the entry and, in many instances, permit us to be the sole or preferred service provider in a geographic area.

Business Strategy

          Our business strategy is to efficiently and profitably operate our existing hospitals, acquire additional hospitals in non-urban communities and provide quality health care.

          Improve Operations of Existing Hospitals

          For our existing hospitals, we seek to increase our patient revenue by providing quality health care necessary to increase admissions and outpatient business. These hospitals are administered and directed on a local basis by each hospital’s chief executive officer. A key element of our strategy is establishing and maintaining cooperative relationships with our physicians. We maintain a physician recruitment program designed to attract and retain qualified specialists and primary care physicians, in conjunction with our existing physicians and community needs, in order to broaden the services offered by our hospitals.

          Our hospitals also increase admissions and outpatient business through the implementation of selective marketing programs. The marketing program for each hospital is directed by the hospital’s chief executive officer and is generally tailored to best suit the particular geographic, demographic and economic characteristics of the hospital’s particular market area.

          In addition, we pursue various clinical means to increase the utilization of the services provided by our hospitals, particularly emergency and outpatient services. These include our “Nurse First” emergency service program, which provides for a well-qualified nurse to quickly assess the condition of patients upon arrival in our emergency rooms; “ProMed”, an emergency room clinical pathway support service; “MedKey™”, a plastic identification and patient information card that streamlines the registration process; and “One Call Scheduling”, a dedicated phone system that physicians and other medical personnel can use to schedule various diagnostic tests and services at one time.

          Acquire Additional Hospitals

          For acquisitions, we generally seek to acquire acute care hospitals in market areas consisting primarily of rural and non-urban areas of 30,000 to 400,000 people in the southeastern and southwestern United States. We believe that the acute care hospitals we acquire are, or can become, the provider of choice for health care services in their market areas. When we evaluate potential acquisitions, we require that a hospital’s market service area have a demonstrated need for the hospital, along with an established physician base that can benefit from our ability to attract additional, qualified physicians to the area, based on community needs.

          Many of the hospitals we acquire are under-performing at the time of acquisition. Upon acquiring a hospital, we conduct a thorough review and, where appropriate, retain current administrative leadership. We also take several other steps, including, among other things, employing a well-qualified chief executive officer, chief financial officer and chief nursing officer, implementing our proprietary management information system (the Pulse System™) and other technological enhancements, recruiting physicians, establishing additional quality assessment and efficiency measures, introducing volume purchasing under company-wide agreements, and spending the necessary capital to renovate facilities and upgrade equipment. Our Pulse System™ and the other technological enhancements that we implement provide each hospital’s chief executive officer, chief financial officer, and chief nursing officer with the financial and operational information necessary to operate the hospital efficiently and effectively.  Based on the information gathered, we can also assist physicians in appropriate case management.

          We believe that we operate each hospital we acquire in an efficient manner to expand and improve the services it offers. We strive to provide at least 90% of the acute care needs of each community our hospitals serve as well as to reduce the outmigration of potential patients to hospitals in larger urban areas.  Generally, we have been successful in achieving a significant improvement in the operating performance of our newly acquired facilities within 12-24 months of acquisition, and generally seek to recover our cash investment in four years or less. Once a facility has matured, we generally achieve additional growth through the continued growth of physicians’ practices and the recruitment of physicians based on community needs, expansion of health care services offered and favorable demographic trends.

          Provide Quality Health Care

          We continually seek to improve the quality of the health care services we deliver with the help of our company-wide proprietary QSM patient quality management program. Surveyed patients are asked to fill out a confidential survey that seeks their perception of the hospital’s health care services, including medical treatment, nursing care, the hospital’s attention to patient concerns, the administration process, cleanliness of the facility, and the quality of dietary services.  Each hospital’s management team utilizes information provided by our QSM program to improve and enhance services.   The overall results in our QSM program for fiscal 2004 indicated that 95% of our inpatients and emergency room patients surveyed and 98% of our outpatients surveyed rated their experience at one of our hospitals as good or excellent.

          We believe that our commitment to quality health care is evidenced by the achievements and accomplishments awarded to our hospitals by independent companies that rate the quality of health care organizations. During fiscal 2004, such achievements and accomplishments included the following:

•	All of our hospitals were accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), including our laboratories and home health programs.

•

Charlotte Regional Medical Center in Punta Gorda, Florida, for the fifth time, was named one of the Top 100 Cardiac Hospitals in America by Solucient, Inc., a provider of independent annual studies that measure the effectiveness of hospitals’ clinical practices, operations and financial management.

•	Yakima Regional Medical Center in Yakima, Washington, for the first time, was named one of the Top 100 Cardiac Hospitals in America by Solucient, Inc.

•	Pasco Regional Medical Center in Dade City, Florida, was selected as one of the United States’ top performing hospitals according to Solucient, Inc.’s 100 Top Hospitals report.

•

Four of our hospitals received the JCAHO Gold Seal of Approval:  Rankin Medical Center in Brandon, Mississippi; River Oaks Hospital and the Woman’s Hospital in Flowood, Mississippi; Walton Regional Medical Center in Monroe, Georgia; and the Medical Center of Southeastern Oklahoma in Durant, Oklahoma.

          Utilize Efficient Management

          We consider our management structure to be decentralized.  Our hospitals are run by experienced chief executive officers, chief financial officers and chief nursing officers who have both the authority and responsibility for day-to-day hospital operations.  Incentive compensation programs have been implemented to reward such managers for accomplishing established goals.  We employ a relatively small corporate staff to provide services such as systems design and development, training, human resource management, reimbursement, technical accounting support, legal services, purchasing, risk management and construction management.  We maintain centralized financial control through fiscal and accounting policies established at the corporate level for use at all of our subsidiary hospitals.  Financial information is consolidated at the corporate level through our proprietary Pulse System™ and is monitored daily by our management team.  We also participate in a group purchasing organization with other proprietary hospital systems for the purchase of medical equipment and supplies.  This participation allows us to obtain lower costs for medical equipment and supplies by leveraging the buying power of the organization’s members.

Selected Operating Statistics

          The following table sets forth selected operating statistics for our hospitals for the periods and dates indicated.

	Year Ended September 30,

	2004	2003	2002

Total hospitals owned or leased as of the end of each period	52	47	43
Licensed beds as of the end of each period (1)	7,464	6,479	5,903
Admissions (2)	284,634	235,434	216,256
Adjusted admissions (3)	462,388	374,392	344,155
Surgeries (4)	236,741	210,422	203,502
Patient days (5)	1,288,461	1,079,865	1,000,480
Acute care average length of stay in days (6)	4.5	4.6	4.4
Occupancy rate (7)	47.9%	48.5%	47.9%
Earnings margin, before interest, taxes, depreciation, and amortization (8)	21.1%	23.0%	22.8%

(1)	Licensed beds are beds for which a hospital has obtained approval to operate from the applicable state licensing agency.

(2)	Admissions are patients admitted to our hospitals for inpatient treatment. This statistic is used both by our management and by investors as a measure of inpatient volume.

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

(7)

Hospital occupancy rates are affected by many factors, including the population size and general economic conditions within particular market service areas, the degrees of variation in medical and surgical products, outpatient use of hospital services, quality and treatment availability at competing hospitals, and seasonality.

(8)

Our earnings margin, before interest, taxes, depreciation and amortization, is referred to as EBITDA.  EBITDA does not represent cash flows from operations as defined by generally accepted accounting principles in the United States (commonly known as GAAP), and should not be considered as either an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of our liquidity.  Nevertheless, we believe that providing non-GAAP information regarding EBITDA is important for investors and other readers of our financial statements, as it provides a measure of  liquidity.  In addition, EBITDA is commonly used as an analytical indicator within the health care industry and our debt facilities contain covenants that use EBITDA in their calculations.  Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA, as presented, may not be directly comparable to other similarly titled measures of other companies.

          The table below reconciles the GAAP information to EBITDA.

	Year Ended September 30,

	2004	2003	2002

	(in thousands)
Net patient service revenue	$3,205,885	$2,560,576	$2,262,601

Income before income taxes	526,480	458,736	405,662
Add:
Interest, net	16,184	14,915	15,543
Depreciation and amortization (a)	134,915	114,795	95,328

EBITDA	$677,579	$588,446	$516,533

EBITDA margin = EBITDA/net patient service revenue	21.1%	23.0%	22.8%

(a)	Includes writeoff of deferred financing costs for fiscal 2003.

Competition

          Existing hospitals

          In many of the geographic areas in which we operate, there are other hospitals that provide services comparable to those offered by our hospitals. Generally, such competition is limited to a single or small number of competitors in each  hospital’s respective market service area.  In fact, with respect to the delivery of general acute care services, we believe that most of our hospitals face less competition in their immediate market service areas than they would likely face in larger communities.  In market service areas where our hospitals do face increased competition, we strive to distinguish ourselves based on the quality and scope of medical services provided.

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

          A majority of our hospitals are located in states that have certificate of need laws.  These laws limit competition by placing regulations on the construction of new hospital or health care facilities, the addition of new beds, or the addition of significant new services.  We believe that such states have appropriate barriers to entry and, in many instances, permit us to be the sole or preferred service provider in a geographic area.

          The competitive position of our hospitals is also increasingly affected by our ability to negotiate service contracts with purchasers of group health care services. Such purchasers include employers, preferred provider organizations, or PPOs, and health maintenance organizations, or HMOs.  PPOs and HMOs attempt to direct and control the use of hospital services by managing care and either receive discounts from a hospital’s established charges or pay based on a fixed per diem or a capitated basis, where hospitals receive fixed periodic payments based on the number of members of the organization regardless of the actual services provided.  To date, HMOs have not adversely affected the competitive position of our hospitals.  In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges.  In return, hospitals secure commitments for a larger number of potential patients. We believe that we have been proactive in establishing or joining such programs to maintain, and even increase, the hospital services we provide. We also believe that we are able to compete effectively in our markets, and do not believe such programs will have a significant adverse impact on our business or operations.

          We are in an industry that has a competitive labor market.  We face competition for attracting and retaining health care professionals.  In recent years there has been a nationwide shortage of qualified nurses.  In order to address this shortage, we have been increasing wages, improving hospital working conditions and fostering relationships with local nursing schools.

          Another important factor contributing to a hospital’s competitive advantage is the number and quality of the physicians on its staff.  Physicians make admitting decisions and decisions regarding the appropriate course of a patient’s treatment which, in turn, affects hospital revenues.  Admitting physicians may be on the medical staffs of other hospitals in addition to those of our hospitals.  By offering quality services and facilities, convenient locations, and state-of-the-art medical equipment, we attempt to attract our physicians’ patients.  Our hospitals attempt to increase the number, quality and different specialties of physicians in their respective communities based on community needs.  During our fiscal year ended September 30, 2004, we recruited 364 physicians.  Often, in consideration for a physician relocating to one of our communities and agreeing to engage in private practice, our subsidiaries may advance money to the physician to provide financial assistance pursuant to a recruiting agreement for the physician to establish a practice. The amounts advanced are dependent upon the financial results of each physician’s practice during a certain period, referred to as the commitment period, which generally does not exceed twelve months.  The net amounts advanced under these recruiting agreements at the end of the physician’s commitment period are considered loans and are generally forgiven pro rata over a 36 month period, contingent upon the physician continuing to practice in the respective community.

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

          Co-payments and deductibles are a portion of the patient’s bill for medical services that many private and governmental payors require the patient to pay. Co-payment and deductible amounts vary among payors and are based upon the provisions of the plan in which the patient participates. We do not track and segregate the percentages of co-payments or deductibles that we collect at the time of service. However, we do track the subsequent collection of co-payments and deductibles and during fiscal 2004, we collected approximately 50% of such patient co-payments and deductibles. Co-payments and deductibles are subject to the same collection practices as any patient accounts receivable.

          Our policy is to verify insurance coverage prior to rendering service in order to facilitate timely identification of payor and benefits covered. However, adherence to this policy is not required when the necessity of service and patient condition (e.g., emergency room services, active labor and other like situations) are present, as these conditions preclude the verification of coverage. We do not quantify the percentage of encounters where coverage is not verified prior to service being rendered.

          Approximately 90% of our billing system is computerized via our proprietary Pulse System™.  Charges for services rendered are automatically interfaced into the billing system.  Front end edits are performed automatically by our billing system, which edits the bills for inconsistencies and improperly billed charges.  Any inconsistencies are reviewed by billing personnel who clear such inconsistencies before the bill is sent.  Once the bill has cleared the edit process, the billing system automatically generates a bill and approximately 90% of these bills are sent electronically to third party payors.  For the approximately 10% of the bills that are not generated through the above described process, paper copies of the bills are printed and mailed to the respective third-party payors or individuals, as the case may be.

          The following table sets forth the approximate percentage of net patient service revenue, defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derive from the various sources of payment for the periods indicated:

	Year Ended September 30,

	2004	2003	2002

Medicare	35%	35%	38%
Medicaid	9	9	9
Commercial insurance	46	47	45
Private and other sources	10	9	8

Total	100%	100%	100%

          Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures.  Reimbursement rates for routine inpatient services vary significantly depending on the type of service (e.g., acute care, intensive care or psychiatric care) and the geographic location of the hospital. The percentage of patient revenues attributable to outpatient services has generally increased in recent years, primarily as a result of advances in medical technology that allow more services to be provided on an outpatient basis as well as from increased pressures from Medicare, Medicaid and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our experience with respect to increased outpatient levels mirrors the general trend occurring in the health care industry.

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

          The Medicare program provides payment for inpatient and outpatient hospital services under a prospective payment system, or PPS.  Under the inpatient PPS system, hospitals are paid a prospectively determined fixed amount for each hospital discharge.  The fixed payment amount per inpatient discharge is established based upon each patient’s diagnosis related group, or DRG.  Each patient admitted for care is assigned to a DRG based upon his or her primary admitting diagnosis.  Every DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis.  The DRG payment rates are based upon national average costs from an historic base period and do not consider the actual costs incurred by a hospital in providing care.  Although based upon national average costs, the DRG and capital payment rates are adjusted by the predetermined geographic adjustment factor for the geographic region in which a particular hospital is located and are weighted based upon a statistically normal distribution of severity. DRG rates are usually adjusted by an update factor each federal fiscal year, which begins on October 1.  For federal fiscal years 2004 and 2003, the update factors were 3.4% and 2.95%, respectively.  For federal fiscal year 2005, the update factor is 3.3%.

          Medicare’s outpatient PPS groups services that are clinically related and use similar resources are classified into Ambulatory Payment Classifications, or APCs. Depending on the service rendered during an encounter, a patient may be assigned to a single or multiple group. Medicare pays a set price or rate for each group, regardless of the actual costs incurred in providing care.  Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each year.  For calendar years 2004 and 2003, the payment rate update factors were 3.4% and 2.3%, respectively. For calendar year 2005, the update factor is 3.3%.

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

          The Balanced Budget Refinement Act of 1999 reduced the adverse effects of the Balanced Budget Act of 1997 through a “corridor reimbursement approach”, where a percentage of losses under the Medicare outpatient prospective payment system were reimbursed through December 31, 2003.  Some of our acute care hospitals qualify for relief under this provision. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provided an extension until January 1, 2006 of certain provisions of the Balanced Budget Refinement Act of 1999 for small rural and sole community hospitals.

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

•

an increase in the categories and items eligible for increased reimbursement to hospitals for certain outpatient services rendered on and after April 1, 2001 (which increase includes items such as current cancer therapy drugs, biologicals, and certain medical devices).

          The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the 2003 Act, which was signed into law on December 8, 2003 made a number of significant changes to the Medicare program.  In addition to a highly publicized prescription drug benefit that is intended to provide direct relief to Medicare beneficiaries, the 2003 Act provides a number of direct benefits to hospitals including, but not limited to: a provision for an update factor for federal fiscal year 2004 that is the full market basket;  a permanent increase in the base payment rate for rural and small urban hospitals of 1.6% up to the large urban payment rate; the cap on disproportionate share payments for rural and small urban hospitals, as of April 1, 2004, was increased to 12.0% of total inpatient payments; extension until January 1, 2006 of the hold harmless provisions for small rural hospitals and sole community hospitals under the Outpatient Department reform provisions of the 2003 Act; and  establishment of a physician incentive program for primary care and certain specialty physicians who provide services to individuals in areas having the fewest physicians available to serve Medicare beneficiaries, among others.  In addition,for federal fiscal years 2005, 2006 and 2007, hospitals will receive full market basket updates if they provide the Center for Medicare and Medicaid Services with specific quality data relating to the quality of services provided. We intend to comply with this requirement and believe that the 2003 Act will continue to have a positive impact on our financial operations.

          In addition to the DRG and capital payments, our hospitals may qualify for and receive “outlier” payments.  Outlier payments are made for those inpatient discharges where the total cost of care (as determined by using the gross charges adjusted by the hospital’s cost-to-charge ratio) exceeds the total DRG payment plus a fixed threshold amount.  In determining the cost-to-charge ratio, Medicare uses the latest of either a hospital’s most recently submitted or most recently settled cost report. The threshold amount used in the outlier computation for federal fiscal years 2004 and 2003 was $31,000 and $33,560, respectively. The amount for federal fiscal year 2005 is $25,800. Approximately 2.5% of our Medicare inpatient payments were from outliers in fiscal 2004 compared to 3.8% in fiscal 2003.

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

          Each state is responsible for administering its own Medicaid program and payment rates and methodologies as well as covered services, all of which vary from state to state. Approximately 50% of Medicaid funding comes from the federal government, with the balance shared by state and local governments. The most common payment methodologies include prospective payment systems and programs that negotiate payment rates with individual hospitals.  Generally, Medicaid payments are less than Medicare payments and are often less than a hospital’s cost of services.  In 1991 Congress passed legislation limiting the states’ use of provider-specific taxes, donated funds to bolster the states’ share and obtained increased federal Medicaid matching funds.  Certain states in which we operate adopted broad-based provider taxes to fund their Medicaid programs in response to the 1991 legislation.

          Hospitals that have an unusually large number of low-income patients (i.e., those with a Medicaid utilization rate of at least one standard deviation above the mean Medicaid utilization, or having a low income patient utilization rate exceeding 25%) are eligible to receive a disproportionate share adjustment.  Congress has also established a national limit on disproportionate share hospital adjustments.  Although this legislation and the resulting state broad-based provider taxes have affected the payments we receive under the Medicaid program, to date the net impact has not materially adversely affected us.

          Given increasing budget deficits, the federal government and many states are currently considering additional ways in which to limit increases in levels of Medicaid funding, which could also adversely affect future levels of Medicaid payments received by our hospitals.  In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, the ongoing military engagement in Iraq, the War on Terrorism, economic recovery stimulus packages, and the deficit in general may affect the availability of federal funds to provide additional relief in the future.

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

          In addition to statutory changes, the Medicare and each of the Medicaid programs are subject to regulatory changes, administrative rulings, interpretations and determinations, post-payment audits, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to our facilities.  The final determination of amounts we earn under Medicare and Medicaid often takes many years, because of audits by the program representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions.  We believe that we have made adequate provisions for such adjustments.  Nevertheless, until final adjustments are made, certain issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

          We expect that efforts to impose reduced reimbursements, greater discounts and more stringent cost controls by government and other payors will continue and believe that if additional reductions in the payments we receive for our services occur, our overall revenues will be affected.

          Commercial Insurance

          Our hospitals also provide services to individuals covered by private health care insurance.  Private insurance carriers typically reimburse a hospital directly after the claim is filed, nevertheless, reimbursement can be sent directly to the patient based on particular insurance policy stipulations.  Reimbursement from private insurance carriers is often based on negotiated rates such as prospective payment systems, per diems, or other discounted fee schedules.  Private insurance reimbursement varies among payers and states and is based on contracts negotiated between the hospital and payer.

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

          Private Pay and Other Sources

          Our hospitals provide services to individuals that do not present any form of health care coverage. Due to the absence of health care coverage, charges are not subject to prospective payment systems, per diem systems, or other discounted fee systems which provide for discounts and adjustments. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other state assistance programs, as well as our local hospital’s indigent and charity care policy. Patients without health care coverage who do not qualify for Medicaid or indigent care writeoffs are offered substantial discounts in efforts to settle their outstanding account balance. See Legal Proceedings for additional information relating to uninsured patients.

          In addition, our hospitals provide health care services to individuals covered under workers compensation programs, CHAMPUS (for retired military personnel), and other private and governmental programs. These programs pay under prospective payment systems, per-diem systems, or other discounted fee systems.

Regulation and Other Factors

          Companies such as ours that provide services in the health care industry are required to comply with many laws, rules and regulations at federal, state and local government levels. These laws, rules and regulations require health care facilities to meet various requirements, including, but not limited to, those relating to the adequacy of medical care, billing for services, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes, and environmental protection.  In addition, federal and state laws, rules and regulations that govern the health care industry are extremely complex and the industry often does not have the benefit of adequate regulatory or judicial interpretation of many of the applicable laws, rules or regulations.

          Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention.  In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would affect the health care industry.  We cannot predict whether any significant legislative initiatives or proposals will be adopted or, if adopted, whether they will have an adverse effect on our business. In addition, in recent years, significant media and public attention has been focused on the health care industry as a result of investigations related to certain referral, cost reporting and billing practices, collection efforts, laboratory and home health care services and physician ownership of joint ventures involving hospitals. Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. Furthermore, the Office of the Inspector General of the United States Department of Health and Human Services and the United States Department of Justice have from time to time established enforcement initiatives that focus on specific billing practices or other suspected areas of fraud and abuse.

          Although we believe that we are in material compliance with all applicable laws, rules and regulations, if we fail to comply with such laws, rules or regulations, we could suffer civil and criminal penalties, including the loss of our licenses to operate facilities and our ability to participate in Medicare, Medicaid, and other federal and state health care programs.

          Licensure, Certification and Accreditation

          Health care facility construction and operation is subject to federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws.  Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. Our health care facilities are accredited, meaning that they are properly licensed under appropriate state laws, and that they are certified under the Medicare program and accredited by the Joint Commission on Accreditation of Health Care Organizations. We believe that all of our health care facilities are in material compliance with all other applicable federal, state, local and independent review body regulations and standards.  The effect of maintaining accredited facilities is to permit such facilities to participate in the Medicare and the Medicaid programs.  Should any health care facility of ours cease to be accredited, and therefore lose certification under Medicare or Medicaid, such facility would be unable to receive reimbursement from either of these programs.  The requirements for licensure, certification and accreditation are subject to change and, in order for all of our facilities to remain accredited, it may be necessary for us to effect changes in our facilities, equipment, personnel and services.

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

          State Hospital Rate-Setting Activity

          We currently operate a facility in West Virginia.  The West Virginia Health Care Authority requires that requests for increases to hospital charges be submitted annually.  Requests for rate increases are reviewed by the West Virginia Health Care  Authority and are either approved at the amount requested, approved for lower amounts than requested, or are rejected.  As a result, in West Virginia, our ability to increase our rates to compensate for increased costs per admission is limited and the operating margins for our hospital located in West Virginia may be adversely affected if we are not able to increase our rates as our expenses increase. We can provide no assurance that other states in which we operate hospitals will not enact similar rate-setting laws.

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

          The United States Department of Health and Human Services has issued regulations, known as “safe harbors,” that describe conduct and business relationships that will be protected from prosecution even though they may violate the anti-kickback statute.  The fact that a given business arrangement does not fall within a safe harbor does not automatically render the arrangement illegal.  However, business arrangements of health care service providers that fail to clearly satisfy the applicable safe harbor criteria are subject to increased scrutiny by enforcement authorities.

          In addition, the Social Security Act contains the Federal Self-Referral Statute, more commonly known as the “Stark Law.”  The Stark Law prohibits physicians from referring patients to certain entities for which payment may be made, in whole or in part, by Medicare if the physician or an immediate family member has an ownership or other financial relationships with that entity.  Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Our participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these laws and similar state enactments.  We systematically review all of our operations on an ongoing basis and believe that we are in compliance with the Social Security Act and similar state statutes.  In addition, we maintain a company-wide compliance program in order to monitor and promote continuing compliance with these and other statutory prohibitions and requirements. See “Compliance Program” below for further discussion.

          HIPAA

          The Health Insurance Portability and Accountability Act of 1996, known as HIPAA, among other things, mandates the adoption of security and integrity standards related to patient information.  These standards include requirements regarding the handling and exchange of electronic health information and mandates requiring the implementation of new security measures regarding patient information. HIPAA also standardizes the method for identifying providers, employers, health plans and patients. HIPAA has significantly changed the manner in which hospitals communicate with payors and other health care providers.

          Final rules implementing the security and integrity portions of HIPAA were adopted on February 20, 2003 with a mandatory implementation date of April 20, 2005, at which time all of our facilities must comply with the security and integrity rules and requirements. We believe that we are in compliance with final rules implementing the privacy portions of HIPAA, which became effective for us April 14, 2003, and that we will be in compliance with the security and integrity portions of HIPAA by the implementation date.  The privacy rules give patients greater access to their own medical records and more control over how their personal health information is used and disclosed as well as address the obligations of health care providers to protect health information. We have and will continue to use substantial resources in the implementation of both the privacy and security aspects of HIPAA and we believe that the cost of continued compliance with HIPAA will be significant.  In addition, HIPAA contains criminal and civil penalties for violators and expands the reach of existing fraud and abuse laws to cover private as well as governmental health insurance programs.

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

          Compliance Program

          In 1997, we implemented a corporate compliance program to supplement and enhance our then existing corporate ethics program. Our corporate compliance program, which includes our Code of Business Conduct and Ethics, covers our employees, officers (including our chief executive officer, chief financial officer, and persons performing similar functions) and, to the extent set forth therein, our directors.  Our corporate compliance program contains standards designed, among other things, to promote honest and ethical conduct and compliance with all the applicable laws, rules and regulations. As part of this program, we provide ethics and compliance training upon initial hire to each of our employees, officers, as well as to our  directors.  Our employees, officers, and directors also receive additional ethics and compliance training annually thereafter. The program also requires the reporting, without fear of retaliation, of any suspected illegal or ethical violation. Our corporate compliance program is updated by us from time to time to comply with applicable laws, rules and regulations, including rules and regulations promulgated under the Sarbanes-Oxley Act of 2002 and by the New York Stock Exchange.

Employees and Medical Staff

          As of September 30, 2004, we had approximately 28,000 employees, approximately 1,100 of whom were covered by eight collective bargaining agreements.  Our corporate staff consisted of approximately 125 people at such date.  We believe that our relations with employees are satisfactory.

          In general, although our medical staffs consist of physicians with certain services and specialties, the staff physicians at our hospitals are, in most cases, not our employees.  Such physicians may also be staff members of other hospitals.  Nevertheless, we do employ approximately 200 physicians, approximately one-half of whom are primary care physicians located at clinics we own and operate.  In addition, our hospitals provide emergency room, radiology, pathology and anesthesiology services by entering into service contracts with physician groups, which contracts are generally cancelable on 90 days notice.

Liability Insurance

          As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business.  The health care industry has seen a significant increase in malpractice insurance expense due to increased litigation, unfavorable pricing and a decreasing number of insurers in the professional liability markets.

          In response to such unfavorable pricing and a decreasing number of insurers, in 2002 we formed a wholly-owned insurance subsidiary to self-insure a substantial portion of our professional and general liability risk. This captive subsidiary reinsures risk up to $1.0 million per claim and $3.0 million ($6.0 million effective October 1, 2004) in the aggregate per hospital and also acts as an excess insurer for all of our hospitals in combination with three commercial insurance companies.

          In addition to the reserves recorded by our captive insurance subsidiary, we maintain reserves for our self-insured professional liability risks for periods prior to the inception of our captive insurance program. We determine these accruals using asserted and unasserted claims identified by our incident reporting system and actuarially-determined estimates based on both our and industry historical loss payment patterns and have discounted such accruals to their present value using a discount rate of 4.5%.  Although the ultimate settlement of these accruals may vary from our estimates, we believe that the amounts provided in our consolidated financial statements are adequate.  If actual payments of claims exceed our projected estimates of claims, our insurance accruals could be materially adversely affected.

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

          Our Board of Directors’ committee charters (Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Executive Committee), Code of Business Conduct and Ethics, and Corporate Governance Guidelines are posted on our website under the heading Investor Relations. This information is available in print to any stockholder who requests it.

Item 2.  Properties

          Our acute care hospitals offer a broad range of medical and surgical services, including general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, behavioral health services, psychiatric care and, in several of our hospitals, specialized services such as open-heart surgery and neuro-surgery.  We also provide outpatient services such as one-day surgery, laboratory, x-ray, respiratory therapy, cardiology and physical therapy.  Some of our hospitals provide specialty services such as oncology, radiation therapy, CT scanning, MRI imaging, lithotripsy and full-service obstetrics.

          The following table presents certain information with respect to our facilities as of September 30, 2004.  For more information regarding the utilization of our facilities, see Item 1  “Business - Selected Operating Statistics.”

State	Facility	City	Licensed Beds	Operational Status	Date Acquired

Alabama	Riverview Regional Medical Center	Gadsden	281	Owned	July	1991
	Stringfellow Memorial Hospital	Anniston	125	Managed	January	1997

Arkansas	Crawford Memorial Hospital	Van Buren	103	Leased	May	1987
	Southwest Regional Medical Center	Little Rock	125	Owned	November	1997

Florida	Highlands Regional Medical Center	Sebring	126	Leased	August	1985
	Fishermen’s Hospital	Marathon	58	Leased	August	1986
	University Behavioral Center	Orlando	104	Owned	January	1989
	SandyPines	Tequesta	74	Owned	January	1990
	Heart of Florida Regional Medical Center	Greater Haines City	142	Owned	August	1993
	Sebastian River Medical Center	Sebastian	129	Owned	September	1993
	Charlotte Regional Medical Center	Punta Gorda	208	Owned	December	1994
	Brooksville Regional Hospital	Brooksville	91	Leased	June	1998
	Spring Hill Regional Hospital	Spring Hill	95	Leased	June	1998
	Lower Keys Medical Center	Key West	167	Leased	May	1999
	Pasco Regional Medical Center	Dade City	120	Owned	September	2000
	Lehigh Regional Medical Center	Lehigh Acres	88	Owned	December	2001
	Santa Rosa Medical Center	Milton	129	Owned	January	2002
	Seven Rivers Regional Medical Center	Crystal River	128	Owned	November	2003

Georgia	East Georgia Regional Medical Center	Statesboro	150	Owned	October	1995
	Walton Regional Medical Center	Monroe	135	Owned	September	2003

Kentucky	Paul B. Hall Regional Medical Center	Paintsville	72	Owned	January	1979

Mississippi	Biloxi Regional Medical Center	Biloxi	153	Leased	September	1986
	Natchez Community Hospital	Natchez	101	Owned	September	1993
	Northwest Mississippi Regional Medical Center	Clarksdale	195	Leased	January	1996
	Rankin Medical Center	Brandon	134	Leased	January	1997
	Riley Hospital	Meridian	140	Owned	January	1998
	River Oaks Hospital	Flowood	110	Owned	January	1998
	Woman’s Hospital at River Oaks	Flowood	111	Owned	January	1998

State	Facility	City	Licensed Beds	Operational Status	Date Acquired

Mississippi	Central Mississippi Medical Center	Jackson	429	Leased	April	1999
(continued)	Madison Regional Medical Center	Canton	67	Leased	January	2003

Missouri	Twin Rivers Regional Medical Center	Kennett	116	Owned	November	2003
	Poplar Bluff Regional Medical Center	Poplar Bluff	423	Owned	November	2003

North Carolina	Franklin Regional Medical Center	Louisburg	85	Owned	August	1986
	Lake Norman Regional Medical Center	Mooresville	105	Owned	January	1986
	Sandhills Regional Medical Center	Hamlet	64	Owned	August	1987
	Davis Regional Medical Center	Statesville	149	Owned	October	2000

Oklahoma	Medical Center of Southeastern Oklahoma	Durant	120	Owned	May	1987
	Midwest Regional Medical Center	Midwest City	255	Leased	June	1996

Pennsylvania	Heart of Lancaster Regional Medical Center	Lancaster	144	Owned	July	1999
	Lancaster Regional Medical Center	Lancaster	261	Owned	July	2000
	Carlisle Regional Medical Center	Carlisle	151	Leased	June	2001

South Carolina	Upstate Carolina Medical Center	Gaffney	125	Owned	March	1988
	Carolina Pines Regional Medical Center	Hartsville	116	Owned	September	1995

Tennessee	Jamestown Regional Medical Center	Jamestown	85	Owned	January	2002
	University Medical Center	Lebanon	257	Owned	November	2003
	Harton Regional Medical Center	Tullahoma	137	Owned	November	2003

Texas	Medical Center of Mesquite	Mesquite	176	Owned	January	2002
	Mesquite Community Hospital	Mesquite	172	Owned	May	2002

Virginia	Lee Regional Medical Center	Pennington Gap	80	Owned	September	2001

Washington	Yakima Regional Medical & Heart Center	Yakima	214	Owned	August	2003
	Toppenish Community Hospital	Toppenish	63	Owned	August	2003

West Virginia	Williamson Memorial Hospital	Williamson	76	Owned	June	1979

	Total licensed beds owned, leased, or managed at September 30, 2004		7,464

          As indicated in the above table, we currently lease certain facilities pursuant to long-term leases which provide us with the exclusive right to use and control each respective hospital’s operations. The facilities we lease and the year of lease expiration are as follows:  Highlands Regional Medical Center (2025), Fishermen’s Hospital (2011), Biloxi Regional Medical Center (2040), Crawford Memorial Hospital (2027), Northwest Mississippi Regional Medical Center (2025), Midwest Regional Medical Center (2026), Rankin Medical Center (2026), Brooksville Regional Hospital/Spring Hill Regional Hospital (2028, provided, however, that this lease will be extended by ten (10) years upon completion of a replacement hospital in Brooksville), Central Mississippi Medical Center (2040), Lower Keys Medical Center (2029), Carlisle Regional Medical Center (2006, provided, however, that this lease can be extended at our option until our replacement hospital facility is completed), and Madison Regional Medical Center (2042).

          Our corporate headquarters are located in an office building complex in Naples, Florida, which we purchased during our fiscal year ended September 30, 2002.  We use approximately 22% of the complex and lease the remaining space.  We have an outside property management company that manages this complex on our behalf.

          We also currently have several hospital renovation and expansion projects underway.  We do not believe that any of these projects are individually significant or that they represent in the aggregate a significant commitment of our resources.  In addition to our ongoing renovation and expansion projects, over the course of the next three years we plan to replace three of our existing hospitals (Brooksville, Florida; Carlisle, Pennsylvania; and Monroe, Georgia) and complete our proposed Collier Regional Medical Center in southeast Collier County, Florida. State regulatory approval to begin construction of Collier Regional Medical Center has been granted, and we are awaiting issuance of final land use permits.

          We believe that all of our facilities are suitable and adequate for our needs.  Certain of our hospitals are subject to mortgages securing various borrowings.  See Note 3.c. of the Notes to the Consolidated Financial Statements in Item 8.

Item 3.  Legal Proceedings

          On September 3, 2004 a lawsuit, Olga S. Estrada v. Health Management Associates, Inc., was filed against us in the Court of Commom Pleas in Cherokee County, South Carolina, which lawsuit challenges the prices we charge insured and uninsured patients. The case was subsequently transferred to the United States District Court for the District of South Carolina, Spartanburg Division. The plaintiff in the lawsuit seeks damages and injunctive relief on behalf of a purported class of patients treated in our South Carolina facilities.

           On August 5, 2004 a lawsuit, Jose Manuel Quintana v. Health Management Associates, Inc., was filed against us in the Circuit Court for the 11th Judicial Circuit in Miami-Dade County, Florida, which lawsuit alleges that we violated the State of Florida’s unfair trade practices laws by charging uninsured patients more than insured patients. The plaintiff in the lawsuit seeks damages and injunctive relief on behalf of a purported class of patients treated in our facilities.

          Both of these lawsuits are similar to lawsuits filed against many other hospital systems throughout the country in respect to hospital charges billed to uninsured patients. We believe that our billing and collection practices are appropriate, reasonable and in compliance with all applicable laws, rules and regulations and we intend to vigorously defend against the allegations contained in these lawsuits. At this time, it is not possible to estimate the ultimate loss, if any, related to these lawsuits and therefore no accrual for loss has been recorded at September 30, 2004.

          We are also subject to other claims and legal actions by patients and others in the ordinary course of business.  We believe that all such claims and actions are either adequately covered by our insurance program or are unlikely, individually or in the aggregate, to have a material adverse effect on our financial condition.  See “Critical Accounting Policies and Estimates - Professional Liability Insurance Claims” in Item 7.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

Executive Officers of the Registrant

          Below is information regarding our executive officers:

          William J. Schoen, age 69, has served as our Chairman of the Board since April 1986.  He joined our Board of Directors in February 1983, became our President and Chief Operating Officer in December 1983, Co-Chief Executive Officer in December 1985 and Chief Executive Officer in April 1986.  He served as our President until April 1997 and Chief Executive Officer until January 2001.  From 1982 to 1987, Mr. Schoen was Chairman of Commerce National Bank, Naples, Florida, and from 1973 to 1981 he was President, Chief Operating Officer and Chief Executive Officer of The F&M Schaefer Corporation, a consumer products company.  From 1971 to 1973, Mr. Schoen was President of the Pierce Glass subsidiary of Indian Head, Inc., a diversified company.

          Joseph V. Vumbacco, age 59, became our Chief Executive Officer in January 2001.  Prior to that and since April 1997, he has been our President, and has also served as our Chief Administrative Officer and Chief Operating Officer.  He joined us as an Executive Vice President in January 1996 after 14 years with The Turner Corporation (construction and real estate), most recently as an Executive Vice President.  Prior to joining Turner, he served as the Senior Vice President and General Counsel for The F&M Schaefer Corporation, and previously was an attorney with the Manhattan law firm of Mudge, Rose, Guthrie & Alexander.  Mr. Vumbacco joined our Board of Directors in May 2001.

          Robert E. Farnham, age 49, became our Senior Vice President and Chief Financial Officer in March 2001.  He joined us in 1985 and previously served as our Senior Vice President and Controller.  Prior to joining us, Mr. Farnham, who is a C.P.A., was employed by the accounting firm of PricewaterhouseCoopers LLP, formerly known as Coopers & Lybrand LLP.

          Timothy R. Parry, age 50, is our Senior Vice President, General Counsel and Corporate Secretary.  He joined us in February 1996 as a Divisional Vice President and Assistant General Counsel after 12 years with the law firm of Harter, Secrest & Emery LLP, the last seven years as a partner.  He became our General Counsel in 1997.  Prior to joining Harter, Secrest & Emery LLP, he was an Assistant Ohio Attorney General for two years and before that a law clerk for the United States District Court for the Southern District of Ohio.

          Peter M. Lawson, age 42, became one of our Executive Vice Presidents-Hospital Operations in January 2003.  He previously and since January 2000 served as a Senior Vice President, overseeing our regional hospitals in the Midwest.  Prior to that, Mr. Lawson was a Divisional Vice President-Operations and served as Executive Director of our 255-bed Midwest Regional Hospital in Midwest City, Oklahoma.  Before joining us, Mr. Lawson worked with several proprietary health care companies.

          Jon P. Vollmer, age 46, became one of our Executive Vice Presidents-Hospital Operations in January 2003. He previously and since January 2000 served as a Senior Vice President, overseeing our regional hospitals in the Southeast.  Prior to that, Mr. Vollmer was a Divisional Vice President-Operations, having joined us in 1991 as the Executive Director of our 281-bed Riverview Regional Medical Center in Gadsden, Alabama. Prior to joining us, Mr. Vollmer worked with several proprietary health care companies.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

            Our common stock is listed on the New York Stock Exchange under the symbol “HMA”.  At December 6, 2004 there were approximately 243,888,465 shares of our common stock outstanding held by approximately 1,400 record holders.  The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock on the New York Stock Exchange:

	High	Low

Fiscal Year Ended September 30, 2003
First Quarter	$22.70	$16.50
Second Quarter	$19.41	$15.89
Third Quarter	$20.10	$16.51
Fourth Quarter	$22.89	$17.39

Fiscal Year Ended September 30, 2004
First Quarter	$26.45	$20.92
Second Quarter	$25.55	$20.82
Third Quarter	$23.79	$21.13
Fourth Quarter	$22.50	$18.85

          On October 29, 2002, we initiated a quarterly cash dividend policy.  We declared cash dividends of $0.02 per share on our common stock on each of October 29, 2002, January 28, 2003, April 29, 2003, July 29, 2003, October 28, 2003, January 27, 2004, April 27, 2004, and July 27, 2004.  We declared a cash dividend of $0.04 per share on our common stock on September 23, 2004.  We can provide no assurance that we will pay cash dividends for any future period or that our cash dividends will remain at any specific level.

          At September 30, 2004 and 2003, we had approximately 10.6 million shares of our common stock reserved for future issuance upon the conversion of our Zero-Coupon Convertible Senior Subordinated Notes due 2022 and approximately 21.0 million shares of our common stock reserved for future issuance upon conversion of our 1.50% Convertible Senior Subordinated Notes due 2023. See Note 3.b. to our Consolidated Financial Statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources – Outstanding Debt Securities 2023 Notes” in Item 7.

Item 6.  Selected Financial Data

          The following table summarizes certain of our selected financial data and should be read in conjunction with our Consolidated Financial Statements and accompanying notes in Item 8.

HEALTH MANAGEMENT ASSOCIATES, INC.
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

	Year Ended September 30,

	2004	2003	2002	2001	2000

Net patient service revenue	$3,205,885	$2,560,576	$2,262,601	$1,879,801	$1,577,767
Costs and expenses (1)	2,679,405	2,101,840	1,856,939	1,558,850	1,301,772
Income before income taxes (2)	526,480	458,736	405,662	320,951	275,995
Net income (2)	325,099	283,424	246,436	194,978	167,667
Net income per share-diluted (2)	$1.32	$1.13	$0.97	$0.76	$0.68
Weighted average number of shares outstanding-diluted	246,826	255,884	260,641	264,351	247,277
Cash dividends per common share	$0.12	$0.08	-	-	-

	As of September 30,

	2004	2003	2002	2001	2000

Working capital	$621,463	$825,723	$422,043	$377,144	$317,181
Total assets	3,507,288	3,010,526	2,364,317	1,941,577	1,772,065
Short-term debt	9,742	9,447	7,609	6,752	6,523
Long-term debt	925,518	924,713	650,159	428,990	520,151
Stockholders’ equity	1,978,010	1,637,075	1,346,752	1,253,649	1,030,066
Book value per common share	$8.12	$6.82	$5.65	$5.11	$4.24

          (1) For the years ended September 30, 2004 and 2003 and 2002, amount includes minority interests in earnings of consolidated entities.

           (2) As discussed in Note 1 to our Consolidated Financial Statements in Item 8, in accordance with SFAS No. 142, we discontinued the amortization of goodwill effective October 1, 2001.  The selected financial data summarized for the years ended September 30, 2000 and September 30, 2001 have not been adjusted for the effect of this accounting change.

          The above table reflects acquisitions made by us in furtherance of our business strategy. See “Business-Recent and Pending Transactions” in Item 1.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          At September 30, 2004 we owned and operated 52 acute care and psychiatric hospitals in non-urban communities located in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia.

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

          Provision for Doubtful Accounts

          Our hospitals provide services to patients with health care coverage as well as to those without health care coverage.  Those patients with health care coverage are often responsible for a portion of the bill referred to as the co-payment or deductible.  This portion is determined by the specific plan in which the patient participates.  Patients without health care coverage are evaluated at the time of service, or shortly thereafter, for their ability to pay based on federal and state poverty guidelines, qualification for Medicaid or other state assistance programs, as well as the local hospital’s policies for indigent and charity care.  After payment is received from a third party, if any, statements are sent indicating the outstanding balance on the account.  If the account is still outstanding after a period of time, the account is referred to a primary collection agency for assistance in collecting the amount due.  The primary collection agency begins the process of debt collection by contacting the patient via mail and phone.  The purpose of this process is to work with the patient to resolve the outstanding debt.  The primary collection agency acts, in most cases, as an extension of our local hospitals’ business office.  The accounts that are sent to these agencies are often difficult to collect accounts that require more focused, dedicated attention than might be available in the local hospital business office.  The primary collection agencies have proven very successful in collecting on the accounts that we send to them.  A secondary collection agency is utilized when accounts are returned from the primary collection agency as uncollectible.  These accounts are written off at that point as uncollectible.  An account is typically sent to the primary collection agency automatically via electronic transfer of data at the end of the statement cycle although, if determined necessary by specific account identification, the account can be sent to the primary collection agency at any time. In many cases, patients who do not qualify for Medicaid or indigent writeoffs are offered substantial discounts in efforts to settle their account balance.

          All non-governmental accounts over 150 days old from date of discharge are 100% reserved for in our allowance for bad debts. For governmental accounts, an allowance for doubtful accounts is established for accounts over 360 days old from date of discharge.  These accounts for which a reserve is placed include those accounts that are placed with a collection agency and for which legal action has been taken.  Those accounts for which legal action has been taken are written off once a judgment has been obtained.  Accounts under 150 days old from the date of discharge that are placed with a primary collection agency are not reserved for in our allowance for doubtful accounts due to the fact that, in most cases, we consider the primary collection agencies extensions of our local hospital business offices and we do not feel as though a reserve is necessary until the primary collector has appropriately worked the account and has deemed it uncollectible.  Accounts are reviewed individually for write off, but are not automatically written off when they reach 150 days old.  Accounts that are identified as private pay accounts with balances less than $9.99 are automatically written off on the 20th of each month.  All accounts that have been placed with a primary collection agency that are less than $25.00 are also written off.

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

          Goodwill – In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. Goodwill is reviewed for impairment at the reporting unit level, as defined by SFAS No. 142, on an annual basis or sooner if indicators of impairment arise.  We periodically evaluate each reporting unit for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. During the fourth quarter of 2004, we completed our annual impairment review of our goodwill. The impairment review indicated that our goodwill was not impaired. Future changes in the estimates used to conduct the impairment review, including revenue and profitability projections or market values could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

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

          We operate in multiple states with varying tax laws. We are subject to both federal and state audits of tax returns. Our federal income tax returns have been examined by the Internal Revenue Service through fiscal year 1999, which resulted in no material adjustments. Our fiscal year 2000, 2001, 2002 and 2003 federal income tax returns are currently being audited by the Internal Revenue Service. We make estimates we believe are accurate in order to determine that tax reserves are adequate to cover any potential audit adjustments.

          Professional Liability Insurance Claims

          In response to the difficulty we encountered in obtaining primary insurance from commercial companies at reasonable rates, on October 1, 2002 we formed a wholly-owned insurance subsidiary in order to self-insure a greater portion of our primary professional and general liability risk.  Our captive subsidiary reinsures risk up to $1.0 million per claim and $3.0 million ($6.0 million effective October 1, 2004) in the aggregate per hospital, and further acts as an excess insurer for all of our hospitals in combination with three commercial insurance companies. The total cost of our professional liability program was approximately 1.5% of net revenue in fiscal 2004, 1.4% of net revenue in fiscal 2003 and 1.3% in fiscal 2002.

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

Results of Operations

Overview

          During our fiscal year ended September 30, 2004, which we refer to as the 2004 Period, we reported net revenue growth over our year ended September 30, 2003, which we refer to as the 2003 Period, of 25%, net income growth of 15% and net earnings per diluted share growth of 17%.  Our revenue and net income growth resulted from increases in same hospital admissions, which are admissions to hospitals in operation for the entire 2004 Period and 2003 Period, rate increases and from hospitals acquired by us in the 12 month period ended September 30, 2004.  In addition, our earnings per diluted share increased both as a result of our increased net income and a reduction in our diluted shares outstanding following our redemption on August 16, 2003 of our Convertible Senior Subordinated Debentures due 2020.

          Same hospital admissions increased 2.0% in the 2004 Period compared to the 2003 Period.  We believe this increase is due in part to our adherence to the acquisition criteria we have strictly followed for many years, whereby we acquire hospitals in growing areas and in areas where we believe the opportunity to reverse outmigration to other hospitals exists.  Furthermore, our hospitals continue to add additional physicians to their respective medical staffs and medical equipment to their hospitals in order to meet the needs of the communities they serve.  We believe these investments ultimately result in higher same hospital admissions.

          Outpatient services continued to play an important role in our delivery of health care, with roughly half of our net revenue during the 2004 Period generated on an outpatient basis.  We continue to focus on emergency room operations and diagnostic imaging services to meet the needs of the communities we serve and have invested capital in nearly every one of our hospitals over the last five years in one of these two areas.  As a result, our same hospital adjusted admissions, which adjusts admissions for outpatient volume, increased 2.7% in the 2004 Period compared to the 2003 Period.

          Our surgery volumes have been affected by changes in physician practices related to their increased expenses due to malpractice costs and declining or flat reimbursement rates. Outpatient surgeries for gastrointestinal, ENT and ophthalmology have been impacted most severely, as physicians continue to move these procedures from our hospitals into their offices.  We believe that although this trend effects the number of surgeries performed at our hospitals, it does not have a material financial impact on our hospitals.  We had a decrease in same hospital surgeries of 1.4% for the 2004 Period compared to the 2003 Period.

          Our bad debt expense in the 2004 Period increased 20 basis points to 7.5% of net revenue. We believe that this percent to net revenue is lower than our industry peer group average, primarily as a result of our long-standing and consistently applied bad debt and charity care policies. Economic conditions and changes in commercial health insurance benefit plan structure over the past several years have contributed to an increase in the number of uninsured and under-insured patients seeking health care in the United States.  Although we are not immune to these trends, we believe that the general demographic profiles of our non-urban markets, combined with our consistent application of charity care, indigent and bad debt policies over many years, have contributed to a relatively stable level of bad debt expense as compared to the rest of our industry.

          During the fourth quarter ended September 30, 2004, four hurricanes and one tropical storm made landfall in Florida, where we operate 14 hospitals.  Hurricane damage and disruption to our hospitals located in the affected areas, as well as to employees’ homes, local businesses and physicians’ offices, was extensive. One of our hospitals in South Carolina also suffered hurricane-related damage. We are insured for property damage and business interruption. We have initiated the insurance claims process, and are working closely with our insurers in order to resolve and settle all hurricane-related claims. We expect that we will recover the amounts claimed, including claims for property damage and business interruption losses, subject to policy deductibles. However, the insurance settlement process is complex and the actual results of that process could differ from our estimates. The uninsured impact from these storms in the 2004 Period amounted to approximately $9.5 million in lower net income for the fourth quarter and year ended September 30, 2004.

          2004 Period Compared to 2003 Period

          The following tables summarize our results of operations for the twelve months ended September 30, 2004 and 2003:

	Twelve months ended September 30,

	2004		2003

	Amount	Percent of revenues	Amount	Percent of revenues

	(in thousands)		(in thousands)

Net patient service revenue	$3,205,885	100.0%	$2,560,576	100.0%
Costs and expenses:
Salaries and benefits	1,259,859	39.3%	989,075	38.6%
Supplies and other	956,891	29.8%	741,487	29.0%
Provision for doubtful accounts	240,074	7.5%	186,826	7.3%
Depreciation and amortization	134,915	4.2%	109,864	4.3%
Rent expense	65,766	2.1%	50,401	2.0%
Interest, net	16,184	0.5%	14,915	0.6%
Writeoff of deferred financing costs	-	0.0%	4,931	0.2%

Total costs and expenses	2,673,689	83.4%	2,097,499	81.9%

Income before minority interests and income taxes	532,196	16.6%	463,077	18.1%
Minority interests in earnings of consolidated entities	5,716	0.2%	4,341	0.2%

Income before income taxes	526,480	16.4%	458,736	17.9%
Provision for income taxes	201,381	6.3%	175,312	6.8%

Net income	$325,099	10.1%	$283,424	11.1%

	Twelve months ended September 30,		Change		Percent change

	2004	2003

Same Hospitals
Occupancy	48.9%	47.5%	140	bps *	n/a
Patient days	1,025,992	1,014,645	11,347		1.1%
Admissions	237,494	232,816	4,678		2.0%
Adjusted admissions	380,411	370,531	9,880		2.7%
Total surgeries	206,911	209,786	(2,875)		-1.4%
Outpatient revenue percentage	46.9%	46.0%	90	bps	n/a
Inpatient revenue percentage	53.1%	54.0%	(90	) bps	n/a

Total Hospitals
Occupancy	47.9%	48.5%	(60	) bps	n/a
Patient days	1,288,461	1,079,865	208,596		19.3%
Admissions	284,634	235,434	49,200		20.9%
Adjusted admissions	462,388	374,392	87,996		23.5%
Total surgeries	236,741	210,422	26,319		12.5%
Outpatient revenue percentage	47.9%	45.7%	220	bps	n/a
Inpatient revenue percentage	52.1%	54.3%	(220	) bps	n/a
Total hospitals at end of period	52	47	5		10.6%

  * basis points

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Our net patient service revenue for the 2004 Period, was $3,205.9 million as compared to $2,560.6 million for the 2003 Period.  This represented an increase in net patient service revenue of $645.3 million or approximately 25%. Hospitals in operation for the entire 2004 Period and 2003 Period, which we refer to as same hospitals, provided $141.6 million, or 22%, of the increase in net patient service revenue as a result of increases in inpatient and outpatient volumes and from rate increases.  The remaining 78%, or $503.7 million, of the increase came from two hospitals we acquired in August 2003, one hospital we acquired in September 2003, five hospitals we acquired in November 2003, as well as from other miscellaneous revenue.

          Net revenue per adjusted admission at our same hospitals increased 2.8% for the 2004 Period.  Contributing factors to the net revenue per adjusted admission increase included rate increases, our renegotiation of managed care contracts from October 1, 2003 through the end of the 2004 Period and increased volumes in our higher margin outpatient business.

          Accounts written off as charity and indigent care are not recognized in net patient service revenue.  Our charity care and indigent write-offs were $421.2 million, or 4.0% of gross revenue, for the 2004 Period and $279.3 million, or 3.5% of gross revenue, for the 2003 Period.  The policy and practice at each of our hospitals is to write off a patient’s entire account upon the determination that the patient qualifies under a hospital’s charity care and/or indigent policy. We believe that our practice of timely recognition of charity and indigent accounts, and their subsequent write-off, results in more accurate and collectible levels of accounts receivable, and correspondingly appropriate bad debt expense levels.  Our bad debt policy is to reserve 100% of all non-governmental accounts receivable over 150 days old.  We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, contributes greatly to our effective accounts receivable management.  Our hospitals also work diligently to assist uninsured patients in the process of qualifying for Medicaid, charity care, and other state and local assistance programs.

          Consolidated salaries and benefits increased as a percent of net patient service revenue to 39.3% for the 2004 Period from 38.6% for the 2003 Period, primarily as a result of higher costs at the eight 2004 Period and 2003 Period acquisitions previously mentioned.

          Supplies and other costs increased as a percent of net patient service revenue to 29.8% for the 2004 Period from 29.0% for the 2003 Period.  The majority of this increase was due to higher costs at acquired hospitals and increased supply costs related to drug eluding stents and orthopedic implants.

          Our provision for income taxes reflected an effective income tax rate of approximately 37.9% for both the 2004 Period and the 2003 Period.

          2003 Period Compared to 2002 Period

                    The following tables summarize our results of operations for the twelve months ended September 30, 2003 and 2002:

	Twelve months ended September 30,

	2003		2002

	Amount	Percent of revenues	Amount	Percent of revenues

	(in thousands)		(in thousands)

Net patient service revenue	$2,560,576	100.0%	$2,262,601	100.0%
Costs and expenses:
Salaries and benefits	989,075	38.6%	874,729	38.7%
Supplies and other	741,487	29.0%	650,852	28.8%
Provision for doubtful accounts	186,826	7.3%	172,430	7.6%
Depreciation and amortization	109,864	4.3%	95,328	4.2%
Rent expense	50,401	2.0%	47,048	2.1%
Interest, net	14,915	0.6%	15,543	0.7%
Writeoff of deferred financing costs	4,931	0.2%	-	0.0%

Total costs and expenses	2,097,499	81.9%	1,855,930	82.0%

Income before minority interests and income taxes	463,077	18.1%	406,671	18.0%
Minority interests in earnings of consolidated entities	4,341	0.2%	1,009	0.0%

Income before income taxes	458,736	17.9%	405,662	17.9%
Provision for income taxes	175,312	6.8%	159,226	7.0%

Net income	$283,424	11.1%	$246,436	10.9%

	Twelve months ended September 30,		Change		Percent change

	2003	2002

Same Hospitals
Occupancy	47.7%	47.1%	60	bps *	n/a
Patient days	904,567	885,605	18,962		2.1%
Admissions	203,875	198,214	5,661		2.9%
Adjusted admissions	325,137	316,239	8,898		2.8%
Total surgeries	188,453	187,227	1,226		0.7%
Outpatient revenue percentage	46.7%	44.4%	230	bps	n/a
Inpatient revenue percentage	53.3%	55.6%	(230	) bps	n/a

Total Hospitals
Occupancy	48.5%	47.9%	(60	) bps	n/a
Patient days	1,079,865	1,000,480	79,385		7.9%
Admissions	235,434	216,256	19,178		8.9%
Adjusted admissions	347,392	344,155	3,237		0.9%
Total surgeries	210,422	203,502	6,920		3.4%
Outpatient revenue percentage	45.7%	44.5%	120	bps	n/a
Inpatient revenue percentage	54.3%	55.5%	(120	) bps	n/a
Total hospitals at end of period	47	43	4		9.3%

  * basis points

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Our net patient service revenue for the 2003 Period, was $2,560.6 million as compared to $2,262.6 million for the twelve months ended September 30, 2002, which we refer to as the 2002 Period.  This represented an increase in net patient service revenue of $298.0 million or approximately 13%. Hospitals in operation for the entire 2003 Period and 2002 Period, which we refer to as same hospitals, provided $164.0 million, or 55%, of the increase in net patient service revenue as a result of increases in inpatient and outpatient volumes and from rate increases.  The remaining 45%, or $134.0 million, of the increase came from one hospital we acquired in December 2001, three hospitals we acquired in January 2002, one hospital we acquired in May 2002, one hospital we acquired in January 2003, two hospitals we acquired in August 2003 and one hospital we acquired in September 2003, as well as from other miscellaneous revenue.

          Net revenue per adjusted admission at our same hospitals increased 4.9% for the 2003 Period.  Contributing factors to the net revenue per adjusted admission increase included rate increases, our renegotiation of managed care contracts from October 1, 2002 through the end of the 2003 Period and increased volumes in our higher margin outpatient business.

          Accounts written off as charity and indigent care are not recognized in net patient service revenue.  Our charity care and indigent write-offs were $279.3 million, or 3.5% of gross revenue, for the 2003 Period and $172.9 million, or 2.7% of gross revenue, for the 2002 Period.  The policy and practice at each of our hospitals is to write off a patient’s entire account upon the determination that the patient qualifies under a hospital’s charity care and/or indigent policy. We believe that our practice of timely recognition of charity and indigent accounts, and their subsequent write-off, results in more accurate and collectible levels of accounts receivable, and correspondingly appropriate bad debt expense levels.  Our bad debt policy is to reserve 100% of all non-governmental accounts receivable over 150 days old.  We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, contributes greatly to our effective accounts receivable management.  Our hospitals also work diligently to assist uninsured patients in the process of qualifying for Medicaid, charity care, and other state and local assistance programs.

          Consolidated salaries and benefits decreased as a percent of net patient service revenue to 38.6% for the 2003 Period from 38.7% for the 2003 Period, primarily as a result of a decrease in salaries at newly acquired hospitals.

          Supplies and other costs increased as a percent of net patient service revenue to 29.0% for the 2003 Period from 28.8% for the 2002 Period.  The majority of this increase related to higher costs at acquisition hospitals.

          Our provision for income taxes reflected an effective income tax rate of approximately 37.9% for the 2003 Period and 39.2% for the 2002 Period.  The rate decrease was due to a lower effective state income tax rate during the 2003 period.

Liquidity, Capital Resources, and Capital Expenditures

Liquidity

          Our cash flows from operations provide the primary source of funding for our ongoing cash needs.  We have historically utilized cash on hand, credit facility borrowings and proceeds from debt issuances, or a combination of the preceding, to fund acquisitions.

          The following is a summary of cash flows for the twelve month periods ended September 30, 2004 and 2003, respectively:

Source (use) of cash flows	September 30, 2004 (in millions)	September 30, 2003 (in millions)

Operating activities	$458.0	$333.9
Investing activities	(709.3)	(290.8)
Financing activities	(31.1)	228.5

Net (decrease) increase in cash and equivalents	$(282.4)	$271.6

          2004 Period Cash Flows Compared to 2003 Period Cash Flows

          Operating Activities

          Our cash flows from operations increased 37.2% during the 2004 Period when compared to the 2003 Period due primarily to our increased profitability.  The primary cause for the increase in our working capital was the increase in accounts receivable.  The increase in accounts receivable in the 2004 Period as compared to the 2003 Period resulted primarily from our 2004 Period acquisitions, as receivables were not purchased by us as part of such transactions and we therefore experienced a build up in accounts receivable during the 2004 Period.  Days sales outstanding were down two days to 72 days at the end of the 2004 Period versus 74 days at the end of the 2003 Period.

          Investing activities

          Cash used in investing activities in the 2004 Period consisted primarily of the cash paid for the five hospitals we acquired on November 1, 2003 and cash paid for additions to property, plant and equipment.  These additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with three ongoing replacement hospital projects.

          During the 2003 Period, cash used in investing activities consisted primarily of the cash paid for four hospitals we acquired and cash paid for additions to property, plant and equipment.  These additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with one replacement hospital project.

          Financing activities

          We also borrowed $275.0 million under our line of credit agreement in the 2004 Period to finance acquisitions and subsequently repaid the $275.0 million from cash flows from operations during the same period.  Proceeds from the exercise of stock options provided $27.4 million which was offset by an increase in restricted funds related to our captive insurance company of $39.4 million.  We also used $19.8 million for payments of stock dividends.

          2003 Period Cash Flows Compared to 2002 Period Cash Flows

          Operating Activities

          Our cash flows from operations decreased 5.7% during the 2003 Period when compared to the 2002 Period due to a decrease in our working capital partially offset by improved profitability.  Days sales outstanding were up four days to 74 days at the end of the 2003  Period versus 70 days at the end of the 2002 Period due to acquisitions in the fourth quarter of the 2003 Period.

          Investing activities

          Cash used in investing activities in the 2003 Period consisted primarily of the cash paid for the four hospitals we acquired and cash paid for additions to property, plant and equipment.  These additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with one replacement hospital project.

          During the 2002 Period, cash used in investing activities consisted primarily of the cash paid for five hospitals acquisitions and cash paid for additions to property, plant and equipment.  These additions consisted of renovation and expansion projects at certain of our facilities.

          Financing activities

          The increase in cash provided by financing activities in the 2003 Period primarily resulted from the borrowings of $575.0 million in connection with the issuance of the 2023 Notes, offset by $310.8 million in proceeds used for the repayment of our Convertible Senior Subordinated Debentures due 2020.

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

Capital Resources

          Credit Facilities

          On May 14, 2004, we entered into a new credit agreement with a syndicate of banks.  The new credit agreement expires on May 14, 2009 and replaced our previous $450.0 million credit agreement, described below, which was due to expire in accordance with its terms on November 30, 2004.  The new credit agreement allows us to borrow, on a revolving, unsecured basis, up to $600.0 million (including standby letters of credit).  The new credit agreement also requires our subsidiaries (other than certain exempted subsidiaries) to guarantee our borrowings in the event our credit rating falls below certain thresholds.  Under the new credit agreement, we can choose whether the interest charged on our loans is based upon the prime rate or the LIBOR rate.  The interest rate we pay includes a spread above the base rate we select, which is subject to change in the event our debt rating changes.  The applicable interest rate under the new credit agreement at September 30, 2004 was 2.99%. At September 30, 2004, there were no amounts outstanding under our new credit agreement.

          Under the terms of the new credit agreement, we are obligated to pay certain commitment fees based upon amounts available to us for borrowing.  In addition, this credit agreement contains covenants which, without prior consent of the lenders under such facility, limit certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional money, make guarantees and grant security interests.  We are also required to comply with certain financial covenants.  The following are the required covenants calculated as of September 30, 2004:

At September 30, 2004	Requirement	Level

Maximum permitted consolidated leverage ratio	< 3.00 to 1.00	1.45 to 1.00
Minimum required consolidated interest coverage ratio	> 3.00 to 1.00	23.27 to 1.00

          At September 30, 2004, we were in compliance with the above covenants.

          As of September 30, 2003, we had a $450.0 million credit agreement which permitted us to borrow under an unsecured revolving credit line at any time during the term of the agreement.  The terms of this credit agreement permitted us to choose a loan based on an interest rate equal to the prime interest rate or an interest rate based on the LIBOR interest rate.  As of September 30, 2003, the interest rate for a loan based on the LIBOR interest rate was the LIBOR rate plus 1.00 percent.  Although no amounts were outstanding under the credit agreement at September 30, 2003, the applicable LIBOR interest rate at such time was 2.1%.  As of September 30, 2003, we did not have any outstanding borrowings under this credit agreement.  We transferred all outstanding borrowings under the $450.0 million credit agreement to our new $600.0 million credit agreement described above on May 14, 2004.

          During the term of our credit agreement in effect at September 30, 2003, we were obligated to pay certain commitment fees based upon amounts available to us for borrowing.  In addition, such credit facility contained covenants which, without prior consent of the lenders, limited certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional money, make guarantees, grant security interests and declare dividends.  Furthermore, such credit facility required that we comply with certain financial covenants, including the following:

At September 30, 2003	Requirement	Level

Minimum required consolidated net worth	> $1,077.0 million	$1,637.1 million
Maximum permitted consolidated leverage ratio	< 2.50 to 1.00	1.59 to 1.00
Minimum required consolidated interest coverage ratio	> 4.50 to 1.00	24.08 to 1.00

At September 30, 2003, we were in compliance with the above covenants.

          We also have a $15 million unsecured revolving working capital credit commitment with a commercial bank.  This credit commitment is tied to our cash management system and renews annually each November 1.  We must pay interest on any outstanding balance monthly at a fluctuating rate not to exceed the bank’s prime rate less 0.25%.  The interest rate at September 30, 2004 and 2003 was 4.50% and 3.75%, respectively. As of September 30, 2004 and 2003, we did not have any amounts outstanding under the credit commitment.

          Outstanding Debt Securities

2022 Notes. On January 28, 2002, we sold $330.0 million in face value of our Zero-Coupon Convertible Senior Subordinated Notes due 2022, or 2022 Notes. Our sale of 2022 Notes resulted in gross proceeds to us of approximately $277.0 million.  The 2022 Notes are our general unsecured obligations and are subordinated in right of payment to our existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2022 Notes.  Our 2023 Notes and New 2022 Notes, which are each discussed below, rank equally with our 2022 Notes.  The 2022 Notes mature on January 28, 2022, unless they are converted or redeemed earlier.  Upon the occurrence of certain events, the 2022 Notes become convertible into shares of our common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of 2022 Notes converted (which conversion rate is subject to adjustment in certain events).  The accrual of the original issue discount on the 2022 Notes represents a yield to maturity of 0.875% per year calculated from January 28, 2002, excluding any contingent interest which could be payable under certain circumstances in accordance with the terms of the 2022 Notes.

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

          We are currently offering the holders of our outstanding 2022 Notes the ability to exchange all or a portion of their 2022 Notes for an equal amount of a new issuance of Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022, or New 2022 Notes. The terms of the New 2022 Notes will be substantially similar to the terms of the existing 2022 Notes, except that: (i) upon conversion, we will pay holders cash equal to the accreted value of the New 2022 Notes being converted and the remainder in cash or shares of common stock, at our option; (ii) holders may require us to repurchase their New 2022 Notes on January 28, 2006 in addition to the dates in the original 2022 Notes, (iii) the New 2022 Notes will contain additional anti-dilution protection for cash dividends until January 28, 2007, (iv) the New 2022 Notes will require us to pay only cash (in lieu of cash, shares of common stock or a combination of cash and shares of common stock) when we repurchase New 2022 Notes at the option of the holders, whether on a specified purchase date or upon the occurrence of a fundamental change, as defined in the New 2022 Notes, and (v) contingent interest payable will equal to 0.125% of the average price of the New 2022 Notes during the relevant specified period. The exchange offer expires on December 28, 2004, unless extended at our option. Those 2022 Notes which are not exchanged will be considered dilutive, and based on current and proposed accounting pronouncements, we believe that the New 2022 Notes generally will not be considered dilutive.

2023 Notes.  On July 29 and August 8, 2003, we sold an aggregate of $575.0 million in face value of our 1.50% Convertible Senior Subordinated Notes due 2023. The 2023 Notes were sold at their principal face amount, plus accrued interest, if any, from July 29, 2003.  Our sale of 2023 Notes resulted in gross proceeds to us of approximately $563.5 million. The 2023 Notes are our general unsecured obligations and are subordinated in right of payment to our existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2023 Notes.  Our 2022 Notes and New 2022 Notes, which are discussed above, rank equally with our 2023 Notes.  The 2023 Notes mature on August 1, 2023, unless they are converted or redeemed earlier.  Upon the occurrence of certain events, the 2023 Notes become convertible into shares of our common stock at a conversion rate of 36.5097 shares of common stock for each $1,000 principal amount of 2023 Notes converted (which conversion rate is subject to adjustment in certain events).  The terms of the indenture, as amended, provide that in lieu of providing shares of our common stock upon a conversion event we will satisfy any conversion of the 2023 Notes up to its par value by making a cash payment.

          Holders may require us to purchase all or a portion of their 2023 Notes on August 1, 2006, August 1, 2008, August 1, 2013 and August 1, 2018 for a cash purchase price per note equal to 100% of its principal face amount, plus accrued but unpaid interest.  In addition, if we undergo certain types of fundamental changes on or before August 1, 2008, each holder of the 2023 Notes may require us to purchase for cash all or a portion of their 2023 Notes. Furthermore, we may redeem all or a portion of the 2023 Notes at any time on or after August 5, 2008 for a cash redemption price per note equal to its principal face amount, plus accrued but unpaid interest. On November 24, 2004, we completed a consent solicitation that amended the indenture governing the 2023 Notes in order to eliminate a provision which had prohibited us from paying cash upon conversion of the Notes if an event of default, as defined in the indenture, was occurring at the time of conversion. On November 30, 2004, we further amended the indenture governing the 2023 Notes to provide that in lieu of providing shares of common stock upon a conversion event, we will satisfy any conversion of the 2023 Notes by making a cash payment.

Capital Expenditures

          Our business strategy calls for us to continue to acquire hospitals that meet our acquisition criteria. The acquisition of hospitals accounted for a significant portion of our capital expenditures in each of fiscal 2004 and fiscal 2003. We generally fund acquisitions, replacement hospitals and other ongoing capital expenditure requirements from cash on hand generated from our operating cash flows and from availability under our credit agreement. During the 2004 Period, excess proceeds from the 2023 Notes sold in July and August 2003 also provided an additional source of funding for our five hospital acquisition completed on November 1, 2003.

          Transactions Completed or Pending for Fiscal 2005

•

On November 9, 2004, we announced the execution of an agreement with Bon Secours Health Systems, Inc., pursuant to which we will acquire from Bon Secours substantially all of the assets of the 312-bed Bon Secours Venice Hospital, located in Venice, Florida, the 212-bed Bon Secours St. Joseph’s Hospital, located in Port Charlotte, Florida, and the 133-bed Bon Secours St. Mary’s Hospital, located in Norton, Virginia. We expect that this transaction will be completed on or before the end of our second fiscal quarter ending March 31, 2005.

•

On October 7, 2004, we announced the execution of an agreement with LifePoint Hospitals, Inc., pursuant to which we will acquire from LifePoint Hospitals, Inc. substantially all of the assets of the 56-bed Bartow Memorial Hospital, located in Bartow, Florida, and LifePoint Hospitals, Inc. will simultaneously acquire from us substantially all of the assets of the 76-bed Williamson Memorial Hospital, located in Williamson, West Virginia. Subject to certain conditions stated in the agreement, we expect that this transaction will be completed by the end of our first fiscal quarter ending December 31, 2004.

•	On October 1, 2004, we acquired Chester County Hospital, an 82-bed hospital located in Chester, South Carolina. The aggregate cost of this acquisition was approximately $20.5 million.

          Transactions Completed for Fiscal 2004

•

On September 29, 2004 we announced that we received a favorable ruling from the State of Florida’s First District Court of Appeals affirming the final certificate of need approval from the State of Florida’s Agency for Health Care Administration to build the 100-bed Collier Regional Medical Center. This hospital will be located in southeast Collier County, Florida. This decision ended the appeal process. We expect to begin construction of this facility in early 2005. The cost of this project is expected to be approximately $75.0 million.

•

On November 1, 2003, we acquired five non-urban hospitals from subsidiaries of  Tenet Healthcare Corporation.  The five hospitals acquired included Seven Rivers Community Hospital, a 128-bed hospital located in Crystal River, Florida; Harton Regional Medical Center, a 137-bed hospital located in Tullahoma, Tennessee; University Medical Center, a two-campus 257-bed hospital located in Lebanon, Tennessee; Three Rivers Health Care, a two-campus 423-bed hospital located in Poplar Bluff, Missouri; and Twin Rivers Regional Medical Center, a 116-bed hospital located in Kennett, Missouri.  The purchase price was approximately $513.9 million in cash.

          We also currently have several hospital renovation and expansion projects underway.  We do not believe that any of these projects are individually significant or that they represent in the aggregate a significant commitment of our resources.  In addition to our ongoing renovation and expansion projects, over the course of the next two years we plan to replace two of our existing hospitals (Brooksville, Florida and Carlisle, Pennsylvania) and complete our proposed Collier Regional Medical Center in southeast Collier County, Florida. Regulatory approval to begin construction has been granted. As of September 30, 2004, we had invested approximately $24.4 million in these projects. We anticipate spending between approximately $145.0 and $165.0 million for capital equipment and renovations and $75.0 million for replacement hospitals during fiscal 2005.

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

Contractual Obligations and Off-Balance Sheet Arrangements

          As of September 30, 2004, maturities of contractual obligations (including principal and interest) and other commercial commitments are presented in the table below (dollars in thousands):

	Payments Due by Fiscal Period

Contractual Obligations	2005	2006	2007	2008	2009	Thereafter

Long-term debt, excluding our credit facility (a)	$17,628	$17,049	$25,429	$12,710	$11,632	$974,435
Loans outstanding under our credit facility	---	---	---	---	---	---
Operating leases (b)	46,964	37,751	29,714	24,768	19,796	80,018

Total contractual obligations	$64,592	$54,800	$55,143	$37,478	$31,428	$1,054,453

	Commitment Expiration by Fiscal Period

Other Commercial Commitments Not Recorded on the Consolidated Balance Sheet	2005	2006	2007		2008		2009		Thereafter

Letters of credit (c)	$30,386	$16,922	$	---	$	---	$	---	$	---
Performance bonds (d)	276	---		---		---		---		---
Physician commitments(e)	24,144	1,390		170		---		---		---

Total commercial commitments	$54,806	$18,312		$170	$	---	$	---	$	---

(a)

Holders of the 2022 Notes and 2023 Notes are able to put the notes to us at various predetermined dates throughout the period from 2005-2009. For purposes of this table, we have assumed that expected maturities will equal scheduled maturities. September 30, 2004 interest rates were used to estimate interest payments on variable rate debt in this table.

(b)

Obligations under operating leases for real property, real property master leases and equipment. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income to the owners of the property.  We sublease space in these buildings and any amounts received under these subleases are offset against the expense.  Future operating lease obligations are not recorded in our consolidated balance sheet.

(c)

Amounts relate primarily to letters of credit outstanding with financial institutions. The letters of credit serve as security for self insured portions of our insurance programs for payment of claims, as guarantees for the construction of replacement hospitals, and for obligations to utility companies.

(d)	Amounts relate to performance bonds that guarantee the performance of certain construction projects.

(e)

In consideration for a physician relocating to one of our communities and agreeing to engage in private practice, our subsidiaries may advance money to the physician to assist in the establishment of the physician’s practice.  The actual amount of these commitments is dependent upon the financial results of each physician’s private practice during the commitment period, which generally does not exceed twelve months.  The net amounts advanced under these recruiting agreements at the end of the individual’s commitment period are considered loans and are generally forgiven pro rata over a period of 36 months contingent upon the physician continuing to practice in the respective community during such period.  Our practice is to expense these advances on a straight-line basis as they are paid over the commitment period.

Days Sales Outstanding

          At the beginning of each fiscal year, we announce a number of financial and quality objectives for the coming fiscal year, including days sales outstanding, or DSO.  Our DSO is calculated by dividing the quarterly net revenue by the number of days in the quarter.  The result is divided into the accounts receivable balance at the end of the quarter to obtain the DSO. This statistic is an important measure of collection of our accounts receivable. Below is a table of actual days compared to our objectives.

	September 30,

	2004	2003		2002

Actual days sales outstanding	72	74	*	70
Objective for days sales outstanding	65-73	65-73		65-73

          * The variance from fiscal 2002 and our fiscal 2003 objective resulted from the acquisitions we completed during the fourth quarter of fiscal 2003.  At September 30, 2003 we were in the process of transferring Medicare and Medicaid provider numbers for these acquired hospitals.  Until provider numbers were transferred, these hospitals continued to treat patients under the Medicare and Medicaid programs, but were unable to bill Medicare and Medicaid.  Once we transferred these provider numbers, we were able to bill for all Medicare and Medicaid patients previously treated. This contributed 3 days of the 4 day increase.  Net of such acquisitions, our DSO for fiscal 2003 would have been 71 days.

          Our Pulse System™ provides a daily aging of our outstanding accounts receivable.  The primary uses of this aging are to manage and evaluate the collectibility of our receivables and calculate the adequacy of allowances.  Our hospitals provide services to patients with health care coverage as well as those without health care coverage.  Those patients with health care coverage are often responsible for a portion of the bill referred to as the co-payment or deductible.  This portion is determined by the specific plan in which the patient participates.  Patients without health care coverage are evaluated at the time of service or shortly thereafter, for their ability to pay based on federal and state poverty guidelines, qualification for Medicaid or other state assistance programs, as well as each hospital’s policies for indigent care.  After payment is received from a third party, if any, statements are sent indicating the outstanding balance on the account.  If the account is still outstanding after a period of time, the account is referred to a primary collection agency for assistance in collecting the amount due.  The primary collection agency begins the process of debt collection to include contact with the patient via mail and phone.  The purpose of this process is to work with the patient to resolve the outstanding debt.  All non-governmental accounts over 150 days old from date of discharge are 100% reserved for in our allowance for bad debts.

          The following table presents an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) discharged and billed accounts receivable:

	September 30,

	2004		2003

	(in thousands)
	0-150 days	151 days and over	0-150 days	151 days and over

Medicare	$220,507	$11,643	$210,282	$6,133
Medicaid	171,686	31,876	132,274	22,686
Commercial insurance and others	336,328	15,250	265,658	11,762
Private pay	304,207	116,009	239,697	101,877

Total gross discharged accounts receivable	$1,032,728	$174,778	$847,911	$142,458

          We have historically and consistently used the 150 day threshold for establishing the allowance for doubtful accounts.  Our financial statements have been consistently prepared and presented by the application of this policy.

          While we do consistently apply the 150 day policy, we utilize other quantitative and qualitative factors to analyze the propriety of this policy and the adequacy of the reserves established under this policy.   The principal quantitative factor is a comparison of net revenues to cash collections.  We analyze this statistic monthly and quarterly to validate our estimation of both deductions from revenue and provision for bad debts.   The primary qualitative factors used include analyzing days sales outstanding, bad debt expense as a percentage of net revenue and the allowance for doubtful accounts as a percentage of gross accounts receivable.  All of these factors and others are reviewed monthly and are closely monitored for developing trends in the accounts receivable portfolio.

          We believe that virtually all accounts identified as due from third-party payors at the time of billing, that are aged 150 days and earlier, will not convert to private pay.  As the accounts age into the older aging buckets, there is the likelihood that a small percentage of those accounts will convert to private pay upon denials from third party payors.  However, accounts are closely monitored on a routine basis for denial potential and are reclassified accordingly.

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

          Inflation

          The health care industry is labor intensive and is subject to wage and other expense increases, especially during periods of inflation and when shortages of skilled labor occur.  There is currently a shortage of skilled nursing staff industry-wide, which has caused nursing salaries to increase.  We have addressed the nursing staff needs in our markets by increasing wages, improving hospital working conditions, and fostering relationships with local nursing schools.  We do not believe that the inflationary trend in nursing salaries or the nursing shortage will have an adverse effect on our net income.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

           We are exposed to interest rate fluctuations, primarily as a result of our $600.0 million credit agreement that has an interest rate subject to market fluctuations. We do not currently use derivative instruments to alter the interest rate characteristics of any of our debt. The following table summarizes principal cash flows and related weighted average interest rates by expected maturity dates.  At September 30, 2004 the fair value of our fixed rate debt was $939.9 million, while the carrying value was approximately $919.3 million.  At September 30, 2004 the fair value of our variable rate debt was $16.0 million, while the carrying value was approximately $16.0 million.

	2005	2006	2007	2008	2009	Thereafter	Total

	(in millions, except interest rates)
Long term debt:

Fixed rate long-term debt, including capital leases	$7.7	$7.4	$6.2	$5.8	$5.0	$28.4	$60.6
Average interest rates	6.3%	5.9%	5.9%	5.8%	5.8%	6.0%	6.0%

Fixed rate convertible long-term debt	-	-	-	-	-	$858.7 (a)	$858.7
Average interest rate						1.3%	1.3%

Variable rate long-term debt	$2.0	$2.0	$12.0	-	-	-	$16.0
Average interest rate	*	*	*	*	*		*

* The interest rate is LIBOR plus 0.75%. The interest rate on the outstanding balance at September 30, 2004 was 3.3%.

(a)

Holders of the 2022 Notes and 2023 Notes are able to put the notes to us at various predetermined dates throughout the period from 2005 – 2009.  For purposes of this table, we have assumed that expected maturities will equal scheduled maturities.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Health Management Associates, Inc.

          We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. at September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
October 29, 2004, except for
Note 13, as to which the
date is November 30, 2004

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended September 30,

	2004	2003	2002

Net patient service revenue	$3,205,885	$2,560,576	$2,262,601

Costs and expenses:
Salaries and benefits	1,259,859	989,075	874,729
Supplies and other	956,891	741,487	650,852
Provision for doubtful accounts	240,074	186,826	172,430
Depreciation and amortization	134,915	109,864	95,328
Rent expense	65,766	50,401	47,048
Interest, net	16,184	14,915	15,543
Writeoff of deferred financing costs	-	4,931	-

Total costs and expenses	2,673,689	2,097,499	1,855,930

Income before minority interests and income taxes	532,196	463,077	406,671
Minority interests in earnings of consolidated entities	5,716	4,341	1,009

Income before income taxes	526,480	458,736	405,662

Provision for income taxes	201,381	175,312	159,226

Net income	$325,099	$283,424	$246,436

Net income per share:
Basic	$1.34	$1.19	$1.02

Diluted	$1.32	$1.13	$.97

Dividends per share	$.12	$.08	$-

Weighted average number of shares outstanding:
Basic	242,725	239,086	241,298

Diluted	246,826	255,884	260,641

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,

	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$112,946	$395,338
Accounts receivable, less allowances for doubtful accounts of $186,439 and $151,015 at September 30, 2004 and 2003, respectively	588,046	492,787
Accounts receivable - other	38,103	34,467
Supplies, at cost (first-in, first-out method)	78,927	65,342
Prepaid expenses and other assets	80,215	57,905
Restricted funds	16,852	17,470
Deferred income taxes	26,505	30,027

Total current assets	941,594	1,093,336

Property, plant and equipment:
Land and improvements	116,489	94,141
Buildings and improvements	1,276,180	1,077,638
Leaseholds	132,184	116,327
Equipment	767,718	617,818
Construction in progress	81,630	77,227

	2,374,201	1,983,151
Less: accumulated depreciation and amortization	(681,500)	(555,436)

Net property, plant and equipment	1,692,701	1,427,715

Restricted funds	55,942	15,924

Excess of cost over acquired net assets, net	748,156	397,825
Deferred tax asset	22,142	31,039
Deferred charges and other assets	46,753	44,687

	$3,507,288	$3,010,526

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,

	2004	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$140,695	$136,136
Accrued payroll and related taxes	62,119	48,560
Accrued expenses and other liabilities	91,538	58,051
Due to third party payors	9,573	10,019
Income taxes - currently payable	3,500	5,400
Deferred income taxes	2,964	-
Current maturities of long-term debt	9,742	9,447

Total current liabilities	320,131	267,613

Deferred income taxes	143,760	80,023
Other long-term liabilities	96,803	63,752
Long-term debt	925,518	924,713

Minority interests in consolidated entities	43,066	37,350

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized	-	-
Common stock, Class A, $.01 par value, 750,000 shares authorized, 265,981 and 262,705 shares issued at September 30, 2004 and 2003, respectively	2,660	2,627
Additional paid-in-capital	445,270	399,782
Retained earnings	1,830,736	1,535,322

	2,278,666	1,937,731
Less: treasury stock, 22,500 shares at September 30, 2004 and 2003, respectively	(300,656)	(300,656)

Total stockholders’ equity	1,978,010	1,637,075

	$3,507,288	$3,010,526

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended September 30, 2004, 2003 and 2002
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock

	Shares	Par Value

Balance at September 30, 2001	258,074	$2,581	$340,192	$1,025,147	$(114,271)

Exercise of stock options and issuance of stock incentive plan shares	2,993	30	14,629	-	-
Income tax benefit from exercise of stock options and issuance of stock incentive plan shares	-	-	18,393	-	-
Purchase of treasury stock, at cost	-	-	-	-	(186,385)
Net income	-	-	-	246,436	-

Balance at September 30, 2002	261,067	2,611	373,214	1,271,583	(300,656)

Exercise of stock options and issuance of stock incentive plan shares	1,638	16	21,248	-	-
Income tax benefit from exercise of stock options and issuance of stock incentive plan shares	-	-	5,320	-	-
Dividends declared	-	-	-	(19,685)	-
Net income	-	-	-	283,424	-

Balance at September 30, 2003	262,705	2,627	399,782	1,535,322	(300,656)

Exercise of stock options and issuance of stock incentive plan shares	3,276	33	27,356	-	-
Income tax benefit from exercise of stock options and issuance of stock incentive plan shares	-	-	18,132	-	-
Dividends declared	-	-	-	(29,685)	-
Net income	-	-	-	325,099	-

Balance at September 30, 2004	265,981	$2,660	$445,270	$1,830,736	$(300,656)

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended September 30,

	2004	2003	2002

Cash flows from operating activities:
Net income	$325,099	$283,424	$246,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,915	109,864	95,328
Provision for doubtful accounts	240,074	186,826	172,430
Minority interest in earnings of consolidated entities	5,716	4,341	1,009
(Gain) loss on sale of fixed assets	(2,346)	(826)	62
Change in deferred income taxes	79,120	37,057	(8,585)
Writeoff of deferred financing costs	-	4,931	-

Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(343,868)	(265,830)	(209,972)
Supplies	(6,783)	(3,973)	(4,656)
Prepaid expenses and other assets	(21,740)	(38,383)	479
Deferred charges and other assets	(4,628)	2,168	(1,035)
Accounts payable	212	5,666	29,746
Accrued expenses and other liabilities	3,208	(6,504)	7,915
Income taxes – currently payable	16,232	(509)	28,260
Other long-term liabilities	32,791	15,610	(3,281)

Net cash provided by operating activities	458,002	333,862	354,136

Cash flows from investing activities:
Acquisition of facilities, net of cash acquired and purchase price adjustments	(517,944)	(126,477)	(300,179)
Additions to property, plant and equipment	(201,660)	(165,571)	(116,047)
Proceeds from sale of property, plant and equipment	10,304	1,260	41,074
Proceeds from sale of minority interests in consolidated entities	-	-	32,000

Net cash used in investing activities	$(709,300)	$(290,788)	$(343,152)

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended September 30,

	2004	2003	2002

Cash flows from financing activities:
Proceeds from long-term borrowings	$288,936	$575,805	$479,314
Principal payments on debt	(288,230)	(318,318)	(263,482)
Increase in restricted funds	(39,400)	(29,316)	(395)
Purchase of treasury stock, at cost	-	-	(186,385)
Proceeds from issuance of common stock	27,389	21,264	14,659
Payment of interest on debentures	-	(1,222)	(1,222)
Payment of dividends	(19,789)	(19,685)	-

Net cash (used in) provided by financing activities	(31,094)	228,528	42,489

Net (decrease) increase in cash and cash equivalents	(282,392)	271,602	53,473
Cash and cash equivalents at beginning of year	395,338	123,736	70,263

Cash and cash equivalents at end of year	$112,946	$395,338	$123,736

Supplemental schedule of noncash investing and financing activities:
Fair value of assets acquired (including cash)	$552,964	$132,419	$292,456
Consideration: cash paid	516,785	119,136	291,435

Liabilities assumed	$36,179	$13,283	$1,021

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

          c.     Property, plant and equipment

          Property, plant and equipment are carried at cost and include major expenditures which increase their values or extend their useful lives.  Depreciation and amortization are computed using the straight-line method based on estimated useful lives.  Estimated useful lives for buildings and improvements range from twenty to forty years and for equipment range from three to ten years.  Leaseholds are amortized on a straight-line basis over the terms of the respective leases. Depreciation expense was $129.6 million, $105.0 million and $91.9 million for the years ended September 30, 2004, 2003 and 2002, respectively.

          d.     Excess of cost over acquired net assets, net and deferred charges and other assets

          Prior to October 1, 2001, excess of cost over acquired net assets (goodwill) had been amortized on a straight-line basis over lives ranging from three to twenty-five years.  As of October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The transition provisions of SFAS No. 142 required the completion of a transitional impairment test within six months of adoption of SFAS No. 142. The Company tests goodwill annually for impairment.  There was no goodwill impairment for the years ended September 30, 2004, 2003 or 2002.

          Deferred charges and other assets consist principally of deferred financing costs and certain non-productive assets held for sale. The financing costs are being amortized over the life of the related debt.  The accumulated amortization of deferred financing costs was $1.6 million and $2.5 million at September 30, 2004 and 2003, respectively.

          Certain long-lived assets may become impaired, requiring a write down of the assets to their estimated fair values.  The Company periodically reviews future cash flows related to these assets and, if necessary, will reduce such assets to their estimated fair values.

          e.     Use of estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.       Business and summary of significant accounting policies (continued)

          f.     Net patient service revenue and cost of revenue

          The Company recognizes gross patient service charges on the accrual basis in the period that services are rendered.  Net patient service revenue represents gross patient service charges less provisions for contractual adjustments. Approximately 58%, 57% and 59% of gross patient service charges for the years ended September 30, 2004, 2003 and 2002, respectively, related to services rendered to patients covered by the Medicare and Medicaid programs.  Payments for services rendered to patients covered by these programs are generally less than billed charges.  Provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the programs’ principles of payment/reimbursement (either prospectively determined or retrospectively determined costs).  Final settlements under these programs are subject to administrative review and audit, and provision is currently made for adjustments which may result. Such adjustments were not material to the Company’s operations for the years ended September 30, 2004, 2003, and 2002. Laws, rules and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, there is a possibility that recorded estimates may change in the future.  Revenues and receivables from government programs are significant to the Company’s operations, but the Company does not believe that there are significant credit risks associated with these government programs.

          The Company grants credit without collateral to its patients, most of whom are local to the area where the hospitals reside and are insured under third-party payor agreements.  The Company does not charge interest on accounts receivable.  The credit risk for non-government program concentrations of receivables is limited due to the large number of insurance companies and other payors that provide payments for services.  Accounts receivable are reported net of an estimated allowance for uncollectible accounts in the accompanying consolidated financial statements.

          Estimates for contractual allowances under managed care health plans are based primarily on the payment terms of contractual arrangements such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

          Net patient service revenue is presented net of provisions for contractual adjustments of approximately $7,456 million, $5,427 million and $4,121 million for the years ended September 30, 2004, 2003 and 2002, respectively, in the accompanying consolidated statements of income.  In the ordinary course of business, the Company renders services in its facilities to patients who are financially unable to pay for their hospital care.  Charges foregone, based on established rates, due to the provision of care to patients who were financially unable to pay amounted to approximately $421.2 million, $279.3 million and $172.9 million for the years ended September 30, 2004, 2003, and 2002, respectively.

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

          g.     Accounts receivable and provision for doubtful accounts

          The collection of receivables from third party payors and patients is the Company’s primary source of cash and is critical to its operating performance.  The primary collection risks relate to uninsured patient accounts and patient accounts for which the primary insurance payer has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding.  Provisions for doubtful accounts are estimated based primarily upon the age of the patients’ account, the patients’ economic ability to pay and the effectiveness of collection efforts.  Accounts receivable balances are routinely reviewed in conjunction with historical collection rates and other economic conditions which might ultimately affect the collectibility of patient accounts when considering the adequacy of the amounts recorded as allowances for doubtful accounts.  Accounts receivable are written off after collection efforts have been followed in accordance with the Company’s policies. Accounts written off as uncollectible are deducted from the allowance for uncollectible accounts while subsequent recoveries are netted against the provision for doubtful accounts expense. Significant changes in payer mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect the Company’s collection of accounts receivable, cash flows and results of operations.

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

          i.     Restricted funds

          Restricted funds consist primarily of investments held on behalf of the Company’s insurance subsidiary to be used to pay losses and loss expenses of the insurance subsidiary.  The current and long-term classification of these funds is based on the projected timing of the corresponding professional liability claims payments.  These funds are primarily invested in debt securities and are recorded at historical cost, which approximates fair market value in the accompanying balance sheets. (see Note 9)

          j.     Minority interests in consolidated entities

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

          n.     Physician commitments

          The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities that the Company’s various subsidiaries serve.  In consideration for a physician relocating to one of its communities in need of the physician’s services, the subsidiaries may advance money to the physician in order for such physician to establish his or her practice.  Sums committed to be advanced equaled approximately $25.7 million and $13.3 million as of September 30, 2004 and 2003.  The actual amount of such commitments is dependent upon the financial results of each physician’s private practice during the commitment period, which generally does not exceed twelve months.  The net amounts advanced under these recruiting agreements at the end of the commitment period are considered loans and are generally forgiven pro rata over a period of 36 months contingent upon the physician continuing to practice in the respective community.  The Company expenses these advances on a straight-line basis as they are paid over the commitment period.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information is as follows (in thousands, except per share data):

	Year Ended September 30,

	2004	2003	2002

Net income, as reported	$325,099	$283,424	$246,436
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,791)	(10,206)	(11,175)

Pro forma net income	$313,308	$273,218	$235,261

Pro forma earnings per share:

Basic – as reported	$1.34	$1.19	$1.02

Basic – pro forma	$1.29	$1.14	$.97

Diluted – as reported	$1.32	$1.13	$.97

Diluted – pro forma	$1.28	$1.08	$.91

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.       Business and summary of significant accounting policies (continued)

          The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002: (i) risk-free interest rate of 2.50%, 2.34%, and 4.60%; (ii) .4% dividend yield for 2004 and 2003, no dividends for 2002; (iii) volatility factor of the expected market price of the Company’s common stock of .500, .529, and .536; (iv) and weighted-average expected lives of the options of 5 years.  The weighted-average fair value of options granted in 2004, 2003, and 2002 was $10.13, $8.59, and $10.23, respectively.

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

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company’s adoption of FIN 46 did not  have a material effect on its consolidated financial statements.

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

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.       Business and summary of significant accounting policies (continued)

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—an amendment of FASB Statement No. 123 (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company has elected not to change to the fair value based method of accounting for stock-based employee compensation; therefore, the adoption of SFAS No. 148 did not have an impact on the Company’s consolidated financial position or consolidated results of operations.

          On September 30, 2004, the Emerging Issues Task Force (“EITF”) affirmed its previous consensus regarding Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The guidance in this Issue requires that contingently convertible instruments be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger has been met. The effective date of this consensus is for reporting periods ending after December 15, 2004. Retroactive restatement of earnings per share amounts is required for contingent convertible debt issuances that are outstanding at the effective date. See Note 3 – Long term debt, for a discussion of the Company’s outstanding convertible debt issuances and Note 13 – Subsequent events, for a description of the actions taken by the Company to offset the potentially dilutive impact of this pronouncement.

          On December 15, 2003, the FASB issued an Exposure Draft, Earnings Per Share, an Amendment of FASB Statement No. 128 (the “Amendment”). The proposed Amendment requires, in part, that for contracts that can be settled in either cash or shares, issuing entities should assume share settlement for purposes of computing diluted earnings per share. The FASB subsequently decided that retroactive restatement of earnings per share is not required for those contracts that are appropriately modified prior to the effective date of the Amendment. This Amendment is expected to be finalized by December 31, 2004 and will be effective for reporting periods ending after December 15, 2004. See Note 3 – Long term debt, for a discussion of the Company’s outstanding convertible debt issuances and Note 13 – Subsequent events, for a description of the actions taken by the Company to offset the potentially dilutive impact of this pronouncement.

          q.     Reclassifications

          Certain amounts have been reclassified in prior years to conform with the current year presentation.

2.       Acquisitions and dispositions

          Effective November 1, 2003, the Company acquired the following five hospitals:

•	Seven Rivers Community Hospital, a 128-bed hospital located in Crystal River, Florida;
•	Harton Regional Medical Center, a 137-bed hospital located in Tullahoma, Tennessee;
•	University Medical Center, a two-campus 257-bed hospital located in Lebanon, Tennessee;
•	Three Rivers Health Care, a two-campus 423-bed hospital located in Poplar Bluff, Missouri; and
•	Twin Rivers Regional Medical Center, a 116-bed hospital located in Kennett, Missouri.

          The Company also purchased one free-standing MRI facility in June 2004. The consideration for all of the hospitals and free-standing MRI facility totaled approximately $553.0 million, which consisted of approximately $516.8 million in cash and approximately $36.2 million in assumed liabilities.  The Company used available cash and amounts borrowed under the Company’s Credit Agreement to fund this transaction.  Goodwill totaled approximately $338.9 million, all of which is expected to be deductible for tax purposes.   The Company generally seeks to recover its cash investment in acquisitions in four years or less by increasing and expanding services provided and achieving significant improvement in the operating performance of the acquired facilities.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Acquisitions and dispositions (continued)

          These acquisitions were made in furtherance of the Company’s general acquisition strategy to acquire hospitals in rural and non-urban areas of 30,000 to 400,000 people in the southeastern and southwestern United States and included the Company’s initial operations in the state of Missouri.

          The above transactions were accounted for using the purchase method of accounting.  The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at acquisition and is subject to change based upon available information and is subject to further refinement upon the receipt of final appraisals and the settlement of working capital accounts.  After acquisition, the Company utilized the services of an independent property appraiser to determine the respective fair values of the properties purchased.  The operating results of the hospitals and free-standing MRI facility acquired have been included in the accompanying consolidated statements of income from the date of acquisition.  The following table summarizes the allocations of the aggregate transaction purchase price, including assumed liabilities and direct transaction costs for these transactions (in thousands):

Fair value of assets acquired, excluding cash:

Other current assets	$9,355
Property, plant and equipment	204,683
Goodwill	338,926

Total assets acquired	$552,964

Total liabilities assumed	(36,179)

Net assets acquired	$516,785

          During the year ended September 30, 2003, the Company acquired certain assets of four hospitals through purchase agreements aggregating $119.1 million in cash and the assumption of an aggregate $13.3 million in liabilities.  During the year ended September 30, 2002, the Company acquired certain assets of two hospitals and the stock of three hospitals through purchase agreements aggregating $226.2 million in cash and the assumption of an aggregate $1.0 million in liabilities.  These acquisitions were accounted for by the Company using the purchase method of accounting.  The allocation of the purchase price was determined by the Company at acquisition based upon available information and was subject to further refinement.

          As part of a group purchase of four hospitals during the year ended September 30, 2002, the Company acquired one acute care hospital and sold it on the same day for $40.0 million in cash.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The operating results of the above hospitals have been included in the accompanying consolidated statements of income from the date of each respective hospital’s acquisition.  The following unaudited pro forma combined summary of operations of the Company for each of the years in the three year period ended September 30, 2004 give effect to the operation of the hospitals purchased in the years ended September 30, 2004, 2003 and 2002 as if the acquisitions had occurred as of October 1, 2002, 2001 and 2000, respectively:

	Year Ended September 30,

	2004	2003	2002

	(in millions, except per share data)

Net patient service revenue	$3,237.3	$2,700.7	$2,559.0
Net income	$329.8	$277.4	$242.2
Net income per share - Basic	$1.36	$1.16	$.99
Net income per share - Diluted	$1.38	$1.10	$.94

The changes in the carrying amount of goodwill are as follows:

	September 30,

	2004	2003

	(in thousands)
Balance at beginning of the year	$397,825	$342,113
Goodwill acquired during the year	338,926	43,697
Impairment losses	-	-
Goodwill written off related to disposals	-	-
Adjustments to purchase price allocations	11,405	12,015

Balance at end of year	$748,156	$397,825

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Long-term debt

          The Company’s long-term debt consists of the following:

	September 30,

	2004	2003

	(in thousands)

Revolving Credit Agreements (a)	$-	$-
Zero-Coupon Convertible Senior Subordinated Notes due 2022 at 0.875%, net of discount of $46.3 million and $48.8 million at September 30, 2004 and 2003, respectively (b)	283,671	281,211
1.50% Convertible Senior Subordinated Notes due 2023 (b)	575,000	575,000
Mortgage notes, secured by real and personal property (c)	9,402	10,345
Various mortgage and installment notes and debentures, some secured by equipment, at interest rates ranging from prime plus 1% to 6%, payable through 2009	30,491	34,283
Industrial Revenue Bond Issue	4,220	4,770
Capitalized lease obligations (see Note 4)	32,476	28,551

	935,260	934,160
Less current maturities	9,742	9,447

	$925,518	$924,713

          a.     Revolving Credit Agreements

          On May 14, 2004, the Company entered into a new credit agreement with a syndicate of banks.  The new credit agreement expires on May 14, 2009 and replaced the Company’s previous $450.0 million credit agreement, which was due to expire in accordance with its terms on November 30, 2004.  The new credit agreement allows the Company to borrow, on a revolving, unsecured basis, up to $600.0 million (including standby letters of credit).  The new credit agreement also requires the Company’s subsidiaries (other than certain exempted subsidiaries) to guarantee its borrowings in the event the Company’s credit rating falls below certain thresholds.  Under the new credit agreement, the Company can choose whether the interest charged on loans is based upon the prime rate or the LIBOR rate.  The interest rate the Company pays includes a spread above the base rate the Company selects, which is subject to change in the event the Company’s debt rating changes.  The applicable interest rate under the new credit agreement at September 30, 2004 was 2.99%.  On May 14, 2004, the Company borrowed $150.0 million under the new credit agreement to repay the amounts outstanding under the Company’s former credit agreement upon its termination of such agreement.  As of September 30, 2004, there were no amounts outstanding under the new credit agreement.

          The Company also has a $15.0 million unsecured revolving credit commitment with a bank.  The $15.0 million credit commitment is a working capital commitment which is tied to the Company’s cash management system and renews annually on November 1.  Currently, interest on any outstanding balance is payable monthly at a fluctuating rate not to exceed the bank’s prime rate less .25%.  The interest rate at September 30, 2004 and 2003 was 4.50% and 3.75%, respectively.  As of September 30, 2004 and 2003, there were no amounts outstanding under this credit commitment.

          The Company is obligated to pay certain commitment fees based upon amounts available for borrowing during the terms of the credit agreements described above.

          The credit agreements described above contain covenants which, without prior consent of the banks, limit certain activities, including those relating to mergers, consolidations and the Company’s ability to secure additional indebtedness, make guarantees, and grant security interests. The Company is also required to comply with certain financial covenants. Similar covenants were also contained in the Company’s former credit agreement. At September 30, 2004 and 2003, the Company was in compliance with these covenants.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Long-term debt (Continued)

          b.     Subordinated Convertible Notes and Debentures

          On August 16, 2000, the Company sold $488.8 million face value of Zero-Coupon Subordinated Convertible Debentures due 2020 (the “Debentures”) for gross proceeds of $287.7 million.  The Debentures were to mature on August 16, 2020, unless converted or redeemed earlier.  The Debentures were convertible into the Company’s common stock at a conversion rate of 29.5623 shares of common stock for each $1,000 principal amount of the Debentures.  Interest on the Debentures was payable semiannually in arrears on August 16 and February 16 of each year at a rate of ..25% per year on the principal amount at maturity.  The rate of cash interest and accrual of original issue discount represented a yield to maturity of 3% per year calculated from August 16, 2000. The Company redeemed all of the Debentures on August 16, 2003 for $310.8 million in cash, the accreted value of the Debentures. A writeoff of $4.9 million for the unamortized, remaining deferred financing costs related to the Debenture issuance was recorded in the fourth quarter of fiscal 2003.

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

          Holders may require the Company to purchase all or a portion of their 2022 Notes on January 28, 2005, January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per note of $862.07, $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each purchase date.  The Company is required to pay cash for all 2022 Notes so purchased on January 28, 2005.  The Company may choose to pay the purchase price in cash or common stock or a combination of cash and common stock for purchases on or after January 28, 2007.  In addition, if the Company undergoes certain types of fundamental changes on or before January 28, 2007, each holder may require the Company to purchase all or a portion of such holder’s 2022 Notes.  The Company may redeem all or a portion of the 2022 Notes at any time on or after January 28, 2007. The Company has reserved approximately 10.6 million shares of common stock for issuance in the event the 2022 Notes are converted. To the extent holders of the 2022 Notes exercise their January 28, 2005 put option, the Company intends to use amounts available under its long term $600.0 million line of credit to purchase the 2022 Notes, therefore, the Company has not included this amount in current liabilities at September 30, 2004.

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

          See Note 13 – Subsequent events, for a discussion of the Company’s changes to its convertible debt issues.

          c.     Mortgage Notes

          The Company had three mortgage notes outstanding at September 30, 2004 and 2003. The mortgage notes are secured by all the real and personal property related to certain Company facilities with an aggregate net book value of $21.6 million and $27.3 million at September 30, 2004 and 2003, respectively.  The mortgage notes are payable in various installments with maturity dates ranging through 2007 and carry interest rates ranging from prime (4.75% and 4.0% at September 30, 2004 and 2003, respectively) to 11.5%.

          As of September 30, 2004 and 2003, the quoted market price for the 2022 Notes was approximately $287.1 million and $293.7 million, respectively.  As of September 30, 2004 and 2003, the quoted market price for the 2023 Notes was approximately $592.3 million and $603.8 million, respectively.  The fair value of the other debt included above, based on available market information, approximates its carrying value.

Scheduled maturities of long-term debt and capital leases for the next five fiscal years and thereafter are as follows (in thousands):

2005	$9,742
2006	9,423
2007	18,150
2008	5,825
2009	5,008
Thereafter	$887,112

          The Company paid interest of $13.4 million, $28.1 million, and $7.4 million for the years ended September 30, 2004, 2003 and 2002, respectively.  Capitalized interest was $2.6 million and $.6 million for the year ended September 30, 2004 and 2003, respectively. There was no capitalized interest for the year ended September 30, 2002.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Leases

          The Company leases real estate properties, equipment and vehicles under cancelable and non-cancelable leases.  Future minimum operating and capital lease payments, including amounts relating to leased hospitals, were as follows at September 30, 2004 (in thousands):

	Operating			Capital

September 30,	Real Property	Real Property Master Leases	Equipment	Real Property and Equipment	Total

2005	$15,216	$6,452	$25,296	$7,343	$54,307
2006	13,635	5,927	18,189	6,874	44,625
2007	12,837	5,683	11,194	5,317	35,031
2008	12,122	5,700	6,946	4,774	29,542
2009	10,609	5,741	3,446	3,672	23,468
Thereafter	38,408	41,352	258	31,708	111,726

Total minimum payments	$102,827	$70,855	$65,329	59,688	$298,699

Less amounts representing interest				(27,212)

Present value of minimum lease payments				$32,476

          The Company entered into several real property master leases with certain non-affiliated entities in the ordinary course of business during the years ended September 30, 2004 and 2003.  These leases are for buildings on or near hospital property that the Company subleases to third parties.  Amounts received as rental income are offset against the expense.  The Company has not engaged in any transaction with an unconsolidated entity that is reasonably likely to affect liquidity.

The following summarizes amounts related to assets leased by the Company under capital leases (in thousands):

	September 30,

	2004	2003

Cost	$89,466	$80,615
Less accumulated amortization	(24,977)	(21,674)

Net book value	$64,489	$58,941

The Company entered into capitalized leases for equipment of $5.0 million, $2.9 million and $5.9 million during the years ended September 30, 2004, 2003 and 2002, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Income taxes

          The significant components of the provision for income taxes are as follows (in thousands):

	Year ended September 30,

	2004	2003	2002

Federal:
Current	$106,279	$125,706	$144,017
Deferred	68,778	33,299	(11,322)

Total Federal	175,057	159,005	132,695
State:
Current	15,982	12,548	28,794
Deferred	10,342	3,759	(2,263)

Total State	26,324	16,307	26,531

Total	$201,381	$175,312	$159,226

An analysis of the Company’s effective income tax rates is as follows:

	Year ended September 30,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

Statutory income tax rate	$186,268	35.0%	$162,077	35.0%	$142,335	35.0%

State income taxes, net of Federal benefit	17,296	3.3	16,208	3.5	15,860	3.9

Other items (each less than 5% of computed tax)	(2,183)	(0.4)	(2,973)	(0.6)	1,031	0.3

Total	$201,381	37.9%	$175,312	37.9%	$159,226	39.2%

          The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred income tax assets and liabilities are comprised of the following:

	September 30,

	2004	2003

	(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$-	$22,152
Accrued liabilities	27,583	20,547
Self insurance liability risks	18,139	14,547
Other	2,925	3,820

	48,647	61,066
Less: Valuation allowance	-	-

Net deferred income tax assets	48,647	61,066
Deferred income tax liabilities:
Depreciable assets	(79,217)	(50,356)
Accrued liabilities and other	(2,964)	-
Goodwill	(34,444)	(16,319)
Convertible notes and debentures	(29,926)	(8,096)
Accrued liabilities and other	(173)	(5,252)

Net deferred income tax liability	$(98,077)	$(18,957)

          SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is not necessary as of September 30, 2004 and 2003, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Income taxes (continued)

          Income taxes paid (net of refunds) amounted to $127.2 million, $174.7 million, and $139.7 million for the years ended September 30, 2004, 2003 and 2002, respectively.

6.       Retirement plans

          The Company has a defined contribution retirement plan which covers substantially all eligible employees at its hospitals and the Company’s corporate office.  This plan includes a provision for the Company to match a portion of employee contributions. Total retirement program expense under this plan was $9.1 million, $6.7 million and $6.0 million for the years ended September 30, 2004, 2003 and 2002, respectively.

          In addition, the Company maintains a supplemental retirement plan for certain Company executives which provides for predetermined annual payments to these executives after the attainment of age 62, if still employed by the Company at that time. These payments generally continue for the remainder of the executive’s life.

7.       Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year ended September 30,

	2004	2003	2002

Numerator:
Numerator for basic earnings per share - net income	$325,099	$283,424	$246,436
Effect of interest expense on convertible debt	-	4,900	5,419

Numerator for diluted earnings per share	$325,099	$288,324	$251,855

Denominator:
Denominator for basic earnings per share-weighted average shares	242,725	239,086	241,298
Effect of dilutive securities:
Stock options	4,101	4,131	4,894
Convertible debt	-	12,667	14,449

Denominator for diluted earnings per share	246,826	255,884	260,641

Basic earnings per share	$1.34	$1.19	$1.02

Diluted earnings per share	$1.32	$1.13	$.97

          Outstanding options to purchase 2.1 million, 2.7 million, and 2.8 million shares of the Company’s common stock were not included in the computation of earnings per share for the years ended September 30, 2004, 2003, and 2002, respectively, because the options’ exercise prices were greater than the average market price of the Company’s common stock.

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

          Pertinent information covering the plans is summarized below:

	Shares	Price Range	Weighted Average Price

	(in thousands)

Balance at September 30, 2001	20,578	$2.07 - $21.63	$11.59
Granted	1,808	19.10 - 19.95	19.93
Exercised	(2,847)	2.07 - 19.63	4.41
Terminated	(320)	8.25 - 21.63	18.17

Balance at September 30, 2002	19,219	2.07 - 21.63	13.33
Granted	2,023	18.56	18.56
Exercised	(1,490)	2.07 - 21.63	12.22
Terminated	(417)	12.13 - 21.63	17.77

Balance at September 30, 2003	19,335	4.49 - 21.63	13.89
Granted	2,126	22.77	22.77
Exercised	(3,026)	4.49 - 21.63	8.27
Terminated	(186)	12.13 - 22.77	19.63

Balance at September 30, 2004	18,249	5.16 - 22.77	$15.88

          Stock options exercisable at September 30, 2004, 2003, and 2002 were 13,296, 14,336, and 14,073 at weighted average exercise prices of  $14.18, $12.51, and $12.14, respectively.

          The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 5.16 - $12.13	2,706,000	4.5	$11.48	2,706,000	$11.48
$12.72 - $17.13	9,073,000	4.0	$13.70	8,469,000	$13.49
$18.56 - $22.77	6,470,000	8.0	$20.69	2,121,000	$20.36

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Stockholders’ equity (continued)

          At September 30, 2004, there were approximately 9.2 million shares of common stock reserved for future issuance under the plans.  In addition, the Company has granted options for shares of its common stock to seven non-employee directors.  At September 30, 2004, there were approximately 130,000 options outstanding at exercise prices ranging from $12.33 to $21.63 per share, expiring in 2008 through 2014.

          The Company also has a Stock Incentive Plan for corporate officers and management staff.  This plan provides for the awarding of additional compensation to key personnel in the form of Company common stock.  Under this plan, stock will be issued to the grantee four years after the date of grant, provided the individual is still an employee of the Company.  At September 30, 2004, there were approximately 608,000 shares reserved under the plan, for which the Company has recorded $3.3 million, $2.9 million and $2.9 million of compensation expense for the years ended September 30, 2004, 2003 and 2002, respectively.

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

          At September 30, 2004 and 2003, there were approximately 10.6 million shares of common stock reserved for future issuance upon the conversion of the Company’s 2022 Notes.  At September 30, 2004 and 2003, there were approximately 21.0 million shares of common stock reserved for future issuance upon the conversion of the Company’s 2023 Notes.

9.       Restricted funds

The estimated fair value based on quoted market prices of restricted funds at September 30, 2004 is as follows (table in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities	$69,794	$403	$(12)	$70,185

Equity securities	3,000	62	-	3,062

Total	$72,794	$465	$(12)	$73,247

          Proceeds from the sale of securities for the year ended September 30, 2004 were $17,000. Gross gains of $34,000 were realized on those sales.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Professional liability risks

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

          Accruals for self-insured professional liability risks are determined using asserted and unasserted claims identified by our incident reporting system and actuarially-determined estimates based both on industry and the Company’s own historical loss payment patterns and have been discounted to their present value using a discount rate of 4.5%.  Although the ultimate settlement of these accruals may vary from these estimates, the Company believes that the amounts provided in the consolidated financial statements are adequate. If actual payments of claims exceed the Company’s projected estimates of claims, the insurance accruals could be materially adversely affected.  Reserves for professional liability risks were $86.3 million and $52.8 million at September 30, 2004 and 2003, respectively.

          Effective October 1, 2002, in response to difficulty in obtaining primary insurance from commercial companies at reasonable rates, the Company formed a wholly-owned insurance subsidiary in order to self-insure a greater portion of its primary professional and general liability risk.  The captive subsidiary insures risk up to $1.0 million per claim and $3.0 million ($6.0 million effective October 1, 2004) in the aggregate per hospital and substantially all of the Company’s approximately 200 employed physicians, and further acts as an excess insurer for all hospitals in combination with three commercial insurance companies.  If actual payments of claims exceed projected estimates of claims, the Company’s insurance accruals for the insurance subsidiary could be materially adversely affected.

11.     Insurance claims

        During the fourth quarter ended September 30, 2004, four hurricanes and one tropical storm made landfall in Florida, where the Company owns and operates 14 hospitals.  Hurricane damage and disruption to Company hospitals located in the affected areas, as well as to employees’ homes, local businesses and physicians’ offices, was extensive. One Company hospital in South Carolina also suffered hurricane-related damage.

        The Company and its hospitals are insured for property damage and business interruption. The Company has initiated the insurance claims process, and is working closely with its insurers in order to resolve and settle all hurricane-related claims. Management expects that the Company will recover the amounts claimed and to be claimed, including claims for property damage and business interruption losses, subject to policy deductibles. However, the insurance settlement process is complex and the actual results of that process could differ from the Company’s estimates.

          The uninsured impact from these storms for the year ended September 30, 2004 amounted to approximately $9.5 million in lower net income for the fourth quarter and year ended September 30, 2004.   That amount represented lost revenues and uninsured costs, including insurance deductibles, net of income taxes.

12.     Commitments and contingencies

          A number of hospital renovation and/or expansion projects were underway at September 30, 2004.  None of these projects are individually significant nor do they represent a significant commitment in total at September 30, 2004.  In addition, the Company plans to replace two of its existing hospitals (Brooksville, Florida, and Carlisle, Pennsylvania) and build one new hospital (Naples, Florida) over the next three years. As of September 30, 2004, the remaining construction cost of these three hospitals is expected to be approximately $133.9 million.  Regulatory approval, subject to appeal, to begin construction on all these hospitals has been granted.  The Company is also obligated to construct a new facility at its Monroe, Georgia location within the next four years.  The cost for this hospital has not yet been determined.

          On September 3, 2004 a lawsuit, Olga S. Estrada v. Health Management Associates, Inc., was filed against the Company in the Court of Common Pleas in Cherokee County, South Carolina, which lawsuit challenges the prices the Company charges insured and uninsured patients. The case was subsequently transferred to the United States District Court for the District of South Carolina, Spartanburg Division. The plaintiff in the lawsuit seeks damages and injunctive relief on behalf of a purported class of patients treated in the Company’s South Carolina facilities.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Commitments and contingencies (continued)

          On August 5, 2004 a lawsuit, Jose Manuel Quintana v. Health Management Associates, Inc., was filed against the Company in the Circuit Court for the 11th Judicial Circuit in Miami-Dade County, Florida, which lawsuit alleges that the Company violated the State of Florida’s unfair trade practices laws by charging uninsured patients more than insured patients. The plaintiff in the lawsuit seeks damages and injunctive relief on behalf of a purported class of patients treated in the Company’s facilities.

          Both of these lawsuits are similar to lawsuits filed against many other hospital systems throughout the country in respect to hospital charges billed to uninsured patients. The Company believes that our billing and collection practices are appropriate, reasonable and in compliance with all applicable laws, rules and regulations and the Company intends to vigorously defend against the allegations contained in these lawsuits. At this time, it is not possible to estimate the ultimate loss, if any, related to these lawsuits and therefore no accrual for loss has been recorded at September 30, 2004.

13.    Subsequent events

          Effective October 1, 2004, the Company acquired Chester County Hospital, a 82-bed hospital located in Chester, South Carolina.  The future operations of Chester County Hospital are not expected to materially affect the Company’s results of operations.

          On October 7, 2004, the Company signed an agreement with LifePoint Hospitals, Inc. pursuant to which the Company will acquire from LifePoint Hospitals, Inc. substantially all of the assets of the 56-bed Bartow Memorial Hospital, in exchange for substantially all of the assets of the Company’s 76-bed Williamson Memorial Hospital.  This transaction is not expected to materially affect the Company’s results of operations.

          On November 24, 2004, the Company completed a consent solicitation that amended the indenture governing the 2023 Notes to eliminate a provision in the indenture that prohibited the Company from paying cash upon conversion of the Notes if an event of default as defined in the indenture exists at the time of conversion.

          On November 30, 2004, the Company further amended the indenture governing the 2023 Notes to provide that in lieu of providing shares of common stock upon a conversion event, the Company will satisfy any conversion up to its par value of the 2023 Notes by making a cash payment.

          The Company presently is in the process of offering the holders of its outstanding 2022 Notes the ability to exchange all or a portion of their Notes for an equal amount of a new issuance of Zero-Coupon Convertible Senior Subordinated Notes due 2022, or New 2022 Notes. The terms of the New 2022 Notes will be substantially similar to the terms of the existing 2022 Notes, except that: (i) upon conversion, the Company will pay holders cash equal to the accreted value of the New 2022 Notes being converted and the remainder in cash or shares of common stock, at the Company’s option; (ii) holders may require the Company to repurchase their New 2022 Notes on January 28, 2006, (iii) the New 2022 Notes will contain additional anti-dilution protection for cash dividends until January 28, 2007, (iv) the New 2022 Notes will require the Company to pay only cash (in lieu of cash, shares of common stock or a combination of cash and shares of common stock) when New 2022 Notes are repurchased at the option of the holders, whether on a specified purchase date or upon the occurrence of a fundamental change, and (v) contingent interest payable will equal to 0.125% of the average price of the New 2022 Notes during the relevant specified period. The exchange offer expires on December 28, 2004, unless extended at the Company’s option. Those 2022 Notes which are not exchanged will be considered dilutive, and based on current and proposed accounting pronouncements, the Company believes that the New 2022 Notes generally will not be considered dilutive.

14.    Quarterly data (unaudited)

	Years ended September 30, 2004 and 2003 (in thousands, except per share data)

	Quarter				Year Ended September 30,

	First	Second	Third	Fourth

2004

Net patient service revenue	$756,553	$833,907	$817,341	$798,084	$3,205,885
Income before income taxes	$115,549	$146,866	$144,174	$119,891	$526,480
Net income	$71,311	$90,475	$89,283	$74,030	$325,099
Net income per share:
Basic	$.30	$.37	$.37	$.30	$1.34
Diluted	$.29	$.37	$.36	$.30	$1.32
Weighted average number of shares:
Basic	241,322	242,901	243,175	243,432	242,725
Diluted	246,153	247,163	247,136	246,695	246,826

2003

Net patient service revenue	$609,419	$646,472	$647,127	$657,558	$2,560,576
Income before income taxes	$97,784	$127,989	$124,482	$108,481	$458,736
Net income	$59,656	$78,065	$75,921	$69,782	$283,424
Net income per share:
Basic	$.25	$.33	$.32	$.29	$1.19
Diluted	$.24	$.31	$.30	$.28	$1.13
Weighted average number of shares:
Basic	238,589	238,673	239,108	239,965	239,086
Diluted	257,255	256,993	257,379	251,863	255,884

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

Changes In Internal Control Over Financial Reporting.

          There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

          On December 8, 2004, our Board of Directors granted the following contingent stock incentive awards of shares of common stock to the following executive officers under our Executive Incentive Compensation Plan:  Robert E. Farnham - 12,413 shares, Timothy R. Parry - 11,542 shares, Peter M. Lawson - 13,175 shares, Jon P. Vollmer - 13,175 shares, and Joseph V. Vumbacco - 36,749 shares.  The shares awarded were credited to each recipient’s account under the plan and will vest and be issued on the fourth anniversary of the date of the award, provided the recipient is still our employee.  The form of Contingent Stock Incentive Award is included as Exhibit 10.37 to this Form 10-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant

          Except as set forth below, the information required by this Item 10 is: (i) incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on February 15, 2005 under the headings “Election of Directors,” “Corporate Governance – Board Meetings and Committees of the Board,” and “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance”, which proxy statement will be filed within 120 days after the end of our fiscal year ended September 30, 2004; and (ii) set forth under “Executive Officers of the Registrant” in Part I, Item 4 of this Form 10-K.

          We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. Our Code of Business Conduct and Ethics also applies to all of our other employees and, to the extent set forth therein, to our directors.  Our Code of Business Conduct and Ethics is posted on our website located at www.hma-corp.com under the heading “Investor Relations.”  We intend to satisfy any disclosure requirements under Item 5.05 of Current Report on Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website under the “Investor Relations” heading.

          During the fourth quarter of our fiscal year ended September 30, 2004, our Board of Directors adopted procedures for security holders to communicate directly with the Board of Directors, including for the purpose of recommending Director nominees. Security holders may make such communications by sending a written communication to our Corporate Secretary at our executive officers in Naples, Florida. The Corporate Secretary will promptly forward all security holder communications directly to the entire Board of Directors, to the Chairman of the Board, or to such Committee or individual Director to which communications relate. The Corporate Secretary will also be responsible for identifying communications that (i) do not directly relate to matters for which the Board of Directors is responsible and forwarding such communications to the appropriate person(s) within our company, and (ii) identifying and, if appropriate, directly responding to irrelevant or improper communications.

Item 11.  Executive Compensation

          The information required by this Item 11 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of the Stockholders to be held on February 15, 2005 under the heading “Executive Compensation,” which proxy statement will be filed within 120 days after the end of our fiscal year ended September 30, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on February 15, 2005 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the end of our fiscal year ended September 30, 2004.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	18,987,000	$15.88	9,153,000

Equity compensation plans not approved by security holders	-	-	-

Total	18,987,000	$15.88	9,153,000

Item 13.  Certain Relationships and Related Transactions

          The information required by this Item 13 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on February 15, 2005 under the heading “Certain Transactions,” which proxy statement will be filed within 120 days after the end of our fiscal year ended September 30, 2004.

Item 14.  Principal Accountant Fees and Services

          The information required by this Item 14 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of the Stockholders to be held on February 15, 2005 under the heading “Relationship with Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the end of our fiscal year ended September 30, 2004.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

          We have filed our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. In addition, the financial statement schedule entitled “Schedule II - Valuation and Qualifying Accounts” is filed as part of this Form 10-K under this Item 15.

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

HEALTH MANAGEMENT ASSOCIATES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Acquisitions and Dispositions	Charges to Operations (a)	Charged to Other Accounts	Deductions (b)	Balance at end of period

Year ended September 30, 2002 allowance for doubtful accounts	$116,785	$33,143	$179,347	$-	$(190,659)	$138,616

Year ended September 30, 2003 allowance for doubtful accounts	$138,616	$1,061	$212,320	$-	$(200,982)	$151,015

Year ended September 30, 2004 allowance for doubtful accounts	$151,015	$2,376	$272,283	$-	$(239,235)	$186,439

(a)	Charges to operations include amounts related to provisions for doubtful accounts, before recoveries.

(b)	Includes amounts written-off as uncollectible, net of revenues.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

By	/s/ Joseph V. Vumbacco	President and Chief	December 8, 2004
Executive Officer
Joseph V. Vumbacco

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ William J. Schoen	Chairman of the Board of Directors	December 8, 2004

William J. Schoen

/s/ Joseph V. Vumbacco	President, Chief Executive Officer,	December 8, 2004
and Director (Principal
Joseph V. Vumbacco	Executive Officer)

/s/ Robert E. Farnham	Senior Vice President	December 8, 2004
and Chief Financial Officer
Robert E. Farnham	(Principal Financial Officer
and Principal Accounting Officer)

/s/ Kent P. Dauten	Director	December 8, 2004

Kent P. Dauten

/s/ Donald E. Kiernan	Director	December 8, 2004

Donald E. Kiernan

/s/ Robert A. Knox	Director	December 8, 2004

Robert A. Knox

/s/ William E. Mayberry	Director	December 8, 2004

William E. Mayberry, M.D.

/s/ William C. Steere, Jr.	Director	December 8, 2004

William C. Steere, Jr.

/s/ Randolph W. Westerfield	Director	December 8, 2004

Randolph W. Westerfield, Ph.D.

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

4.2

Credit Agreement dated as of May 14, 2004 among the Company, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, JPMorgan Chase Bank and Suntrust Bank, as Co-Documentation Agents, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Managers, previously filed and included as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal year ended June 30, 2004, is incorporated herein by reference.

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

4.6

First Supplemental Indenture between Health Management Associates, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee, dated as of November 24, 2004 to Indenture dated as of July 29, 2003 pertaining to the 1.50% Convertible Senior Subordinated Notes due 2023.

4.7

Second Supplemental Indenture between Health Management Associates, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee, dated as of November 30, 2004 to Indenture dated as of July 29, 2003 pertaining to the 1.50% Convertible Senior Subordinated Notes due 2023.

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

10.5

Registration Agreement dated September 2, 1988 between HMA Holding Corp., First Chicago Investment Corporation, Madison Dearborn Partners IV, Prudential Venture Partners, Prudential Venture Partners II, William J. Schoen, Kelly E. Curry, Stephen M. Ray, Robb L. Smith, George A. Taylor and Earl P. Holland, previously filed and included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 33-36406), is incorporated herein by reference.

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

10.27

Purchase Agreement dated January 22, 2002 by and among the Company, Credit Suisse First Boston Corporation and Salomon Smith Barney Inc., as representatives of the initial purchasers, previously filed and included as Exhibit 99(a) to the Company’s Current Report on Form 8-K dated January 28, 2002, is incorporated herein by reference.

10.28

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

10.30

Amendment No. 10 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.31

Purchase Agreement dated July 24, 2003 by and among the Company, Banc of America Securities LLC, Lehman Brothers Inc. and Wachovia Capital Markets LLC, previously filed and included as Exhibit 1.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-109756), is incorporated herein by reference.

10.32

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

10.34

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

10.35	Form of Director Stock Option Agreement under the Health Management Associates, Inc. Stock Option Plan for Outside Directors, as amended.

10.36	Form of Stock Option Agreement under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended.

10.37	Form of Contingent Stock Incentive Award under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended.

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