Form 10-Q
period 2004-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2005-02-09
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2004

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

At February 1, 2005, 244,004,107 shares of the Registrant’s Class A Common Stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,
	2004	2003
Net patient service revenue	$822,181	$756,553

Costs and expenses:
Salaries and benefits	327,250	302,762
Supplies and other	247,816	228,136
Provision for doubtful accounts	62,086	58,087
Depreciation and amortization	36,595	31,003
Rent expense	17,014	15,422
Interest, net	3,218	4,454

Total costs and expenses	693,979	639,864

Income before minority interests and income taxes	128,202	116,689
Minority interests in earnings of consolidated entities	662	1,140

Income before income taxes	127,540	115,549
Provision for income taxes	48,788	44,238

Net income	$78,752	$71,311

Net income per share:
Basic	$.32	$.30

Diluted	$.32	$.29

Dividends per share	$—	$.02

Weighted average number of shares outstanding:
Basic	243,714	241,322

Diluted	247,379	246,153

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	September 30, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$192,443	$112,946
Accounts receivable, net	638,240	626,149
Supplies, prepaid expenses, and other assets	143,532	159,142
Restricted funds	17,020	16,852
Deferred income taxes	26,505	26,505

Total current assets	1,017,740	941,594

Property, plant and equipment	2,429,891	2,374,201
Less: accumulated depreciation and amortization	(716,898)	(681,500)

Net property, plant and equipment	1,712,993	1,692,701

Restricted funds	66,676	55,942
Excess of cost over acquired net assets, net	754,253	748,156
Deferred tax asset	22,142	22,142
Deferred charges and other assets	58,395	46,753

Total assets	$3,632,199	$3,507,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$140,890	$140,695
Accrued expenses and other liabilities	150,103	163,230
Income taxes - currently payable	39,128	3,500
Deferred income taxes	2,964	2,964
Current maturities of long-term debt	10,319	9,742

Total current liabilities	343,404	320,131

Deferred income taxes	152,337	143,760
Other long-term liabilities	102,553	96,803
Long-term debt	927,212	925,518
Minority interests in consolidated entities	43,728	43,066

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, Class A, $.01 par value, 750,000 shares authorized, 266,489 and 265,981 shares issued at December 31, 2004 and September 30, 2004, respectively	2,665	2,660
Additional paid-in capital	451,669	445,270
Retained earnings	1,909,287	1,830,736

	2,363,621	2,278,666
Less: treasury stock, 22,500 shares of common stock, at cost, at both December 31, 2004 and September 30, 2004	(300,656)	(300,656)

Total stockholders’ equity	2,062,965	1,978,010

Total liabilities and stockholders’ equity	$3,632,199	$3,507,288

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$78,752	$71,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,595	31,003
Provision for doubtful accounts	62,086	58,087
Minority interest in earnings of consolidated entities	662	1,140
Gain on sale of fixed assets	(108)	—
Non-deferred financing costs	2,540	—
Change in deferred income taxes	8,577	—

Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(70,278)	(158,717)
Supplies and other current assets	16,566	26,724
Deferred charges and other assets	(13,126)	(2,394)
Accounts payable	328	2,510
Accrued expenses and other liabilities	(7,262)	17,119
Income taxes - currently payable	35,629	39,682
Other long term liabilities	5,447	6,751

Net cash provided by operating activities	156,408	93,216

Cash flows from investing activities:
Acquisition of facilities, net of cash acquired and purchase price adjustments	(20,108)	(527,498)
Additions to property, plant and equipment	(43,509)	(53,941)
Proceeds from sale of property, plant and equipment	337	54

Net cash used in investing activities	(63,280)	(581,385)

Cash flows from financing activities:
Proceeds from long-term borrowings	5,247	278,185
Principal payments on debt	(2,976)	(77,418)
Increase in restricted funds	(10,902)	(1,323)
Proceeds from issuance of common stock	6,404	17,641
Payment of financing costs	(1,465)	—
Payment of dividends	(9,939)	(4,904)

Net cash (used in) provided by financing activities	(13,631)	212,181

Net increase (decrease) in cash and cash equivalents	79,497	(275,988)
Cash and cash equivalents at beginning of period	112,946	395,338

Cash and cash equivalents at end of period	$192,443	$119,350

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

The condensed consolidated balance sheet as of September 30, 2004 has been derived from the audited consolidated financial statements included in our 2004 Annual Report on Form 10-K. The interim condensed consolidated financial statements at December 31, 2004, and for the three month periods ended December 31, 2004 and 2003 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of our management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Due to the seasonal nature of our business, our results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2004 Annual Report on Form 10-K.

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

2. Stock compensation

We have elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As a result, pro forma disclosure of alternative fair value accounting is required under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, utilizing an option valuation model. See Note 5 – Recent accounting pronouncements.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Stock compensation (continued)

For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over their vesting period. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended December 31,
	2004	2003
Net income, as reported	$78,752	$71,311
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,965)	(2,906)

Pro forma net income	$75,787	$68,405

Pro forma earnings per share:
Basic – as reported	$.32	$.30
Basic – pro forma	$.31	$.28
Diluted – as reported	$.32	$.29
Diluted – pro forma	$.31	$.28

3. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share of our common stock (in thousands, except per share data):

	Three months ended December 31,
	2004	2003
Numerator:
Numerator for basic earnings per Share - net income	$78,752	$71,311
Effect of interest expense on convertible debt	1	—

Numerator for diluted earnings per share	$78,753	$71,311

Denominator:
Denominator for basic earnings per share - weighted average shares	243,714	241,322
Effect of dilutive securities:
Employee stock options	3,659	4,831
Convertible debt	6	—

Denominator for diluted earnings per share	247,379	246,153

Basic earnings per share	$.32	$.30

Diluted earnings per share	$.32	$.29

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions

Effective October 1, 2004, we acquired Chester County Hospital, an 82-bed hospital located in Chester, South Carolina. The future operations of Chester County Hospital are not expected to materially affect our results of operations. The cash paid for this acquisition was approximately $20.5 million. We funded this transaction using cash on hand.

5. Recent accounting pronouncements

On September 30, 2004, the Emerging Issues Task Force (“EITF”) affirmed its previous consensus regarding Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. Issue 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share calculations (if dilutive), regardless of whether or not the market price trigger contained in the applicable convertible debt instrument has been met. Issue 04-8 is effective for reporting periods ending after December 15, 2004, and retroactive restatement of earnings per share calculations is required for contingent convertible debt issuances outstanding at such date. See Note 6 – Long-term debt, for a description of actions taken with respect to our outstanding Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”) and our outstanding 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”) to prevent the common stock underlying such notes from being immediately included in our diluted earnings per share calculations.

On December 15, 2003, the FASB issued an Exposure Draft entitled Earnings Per Share, an Amendment of FASB Statement No. 128 (the “Amendment”). The Amendment requires, in part, that for contracts that can be settled in either cash or shares, issuing entities should assume share settlement for purposes of calculating diluted earnings per share. In conjunction with the Amendment, the FASB determined that retroactive restatement of earnings per share is not required for contracts appropriately modified to eliminate share settlement prior to December 31, 2004, the previously proposed effective date of the Amendment. The Amendment is effective for reporting periods ending after December 15, 2004. See Note 6 – Long-term debt, for a description of actions taken with respect to the 2022 Notes and the 2023 Notes to prevent the common stock underlying such notes from being immediately included in our diluted earnings per share calculations.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which revised FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R) is similar to Statement No. 123, except that Statement No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. In addition, under Statement No. 123(R), pro forma disclosure is no longer permitted as an alternative. We expect to adopt Statement No. 123(R) on July 1, 2005, the date by which the adoption of Statement No. 123(R) is required by the FASB. Based on our historical stock option grants, we expect the annual impact of our adoption of Statement No. 123 (R) to be approximately $0.04 per share.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Long-term debt

2022 Notes. On December 29, 2004, we completed an exchange offer with respect to our 2022 Notes, whereby holders of approximately 99.95% of the aggregate principal amount of the 2022 Notes outstanding exchanged their 2022 Notes for new notes (the “New 2022 Notes”). The New 2022 Notes have terms substantially similar to the terms of the 2022 Notes, except that: (i) upon conversion, we will pay holders cash equal to the accreted value of the New 2022 Notes being converted and the remainder in cash or shares of common stock, at our option; (ii) holders may also require us to repurchase their New 2022 Notes on January 28, 2006 for a purchase price per note of $869.62; (iii) the New 2022 Notes contain additional anti-dilution protection for cash dividends until January 28, 2007; (iv) the New 2022 Notes require us to pay only cash (in lieu of cash, common stock or a combination of cash and common stock) when New 2022 Notes are repurchased at the option of the holders, whether on a specified purchase date or upon the occurrence of a fundamental change; and (v) contingent interest payable will be equal to 0.125% of the average price of the New 2022 Notes during the relevant period. Approximately $172,000 in principal face value of 2022 Notes were not exchanged in the exchange offer. The common stock underlying such 2022 Notes is included in our earnings per share calculations. The common stock underlying the New 2022 Notes is not considered immediately dilutive and is not included in our earnings per share calculation. To the extent holders of the 2022 Notes exercise their January 28, 2005 put option, we intend to use amounts available under our long term $600.0 million line of credit to purchase the 2022 Notes, therefore, we have not included this amount in current liabilities at December 31, 2004. See Note 7 – Subsequent events.

2023 Notes. On November 24, 2004, we completed a consent solicitation that amended the indenture governing our 2023 Notes to eliminate a provision that prohibited us from paying cash upon conversion of the 2023 Notes if an event of default, as defined in the indenture, exists at the time of conversion. On November 30, 2004, we further amended the indenture governing the 2023 Notes to provide that, in lieu of providing shares of common stock upon a conversion event, we will satisfy any conversion of the 2023 Notes, up to their principal face amount, by making a cash payment. As a result of such modifications to the indenture governing the 2023 Notes, the common stock underlying such notes is not considered immediately dilutive and is not included in our earnings per share calculations.

7. Subsequent events

On January 28, 2005, we paid approximately $19,000 to redeem the 2022 Notes put to us on such date under the terms of the 2022 Notes.

Effective February 1, 2005, we acquired from the Bon Secours Health System, Inc., three non-urban hospitals with a total of 657 licensed beds. The three hospitals acquired were: Venice Hospital, a 312-bed hospital located in Venice, Florida; St. Joseph’s Hospital, a 212-bed hospital located in Port Charlotte, Florida; and St. Mary’s Hospital, a 133-bed hospital located in Norton, Virginia. The cash paid for this acquisition was approximately $279.1 million, which included approximately $30.8 million of working capital. We funded this transaction using a combination of cash on hand and borrowings of $180.0 million under our $600.0 million credit facility.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Subsequent events (continued)

On February 1, 2005, we announced that our Board of Directors declared a quarterly cash dividend of $0.04 per share on our common stock, payable on March 7, 2005, to stockholders of record at the close of business on February 11, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

During our first quarter ended December 31, 2004, which we refer to as the 2005 Period, we reported net revenue growth over our first quarter ended December 31, 2003, which we refer to as the 2004 Period, of 8.7%, net income growth of 10.4% and net earnings per diluted share growth of 10.3%. Our revenue and net income growth resulted from increases in total hospital admissions, rate increases and from hospitals acquired by us since November 1, 2003.

Same hospital admissions decreased 2.6% in the 2005 Period compared to the 2004 Period. We believe this decrease resulted in part from the continued impact on our Florida hospitals by the four hurricanes that made landfall during the quarter ended September 30, 2004 as well as from a milder flu season in the 2005 Period compared to the 2004 Period. We expect the impact of the hurricanes to continue to effect our operations to a certain degree throughout the balance of our fiscal year ending September 30, 2005. Our hospitals continue to add additional physicians to their respective medical staffs and medical equipment to their hospitals in order to meet the needs of the communities they serve. We believe that, over time, these investments will ultimately result in higher same hospital admissions.

Outpatient services continue to play an important role in the delivery of health care in our markets, with roughly half of our net revenue during the 2005 Period generated on an outpatient basis. We continue to focus on emergency room operations and diagnostic imaging services to meet the needs of the communities we serve and have invested capital in nearly every one of our hospitals over the last five years in one of these two areas. Our same hospital adjusted admissions, which adjusts admissions for outpatient volume, decreased 0.6% in the 2005 Period compared to the 2004 Period.

During the 2004 period, our surgery volumes were affected by changes in physician practices related to increased expenses due to malpractice costs and declining or flat reimbursement. Outpatient surgeries for gastrointestinal, ENT and ophthalmology were impacted most severely as physicians moved a number of these procedures into their offices. We believe that while this trend has affected the number of surgeries performed at our hospitals, it has not had a material financial impact on our hospitals. Our same hospital surgeries increased 2.3% in the 2005 Period when compared to the 2004 Period, due in part to surgeries performed by newly recruited physicians.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (continued)

Overview (continued)

Our bad debt expense in the 2005 Period decreased 10 basis points to 7.6% of net revenue compared to 7.7% of net revenue in the 2004 Period. We believe that this percent to net revenue is lower than our industry peer group average because our long-standing and consistently applied bad debt and charity care policies result in a higher percentage of uninsured patients’ accounts written off as charity or indigent accounts instead of as bad debts. Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and under-insured patients seeking health care in the United States. This general industry trend has also affected us, with our same hospital self-pay admissions increasing to 7.0% of total admissions in the 2005 Period compared to 6.0% for the 2004 Period. Certain providers are evaluating or modifying their policies regarding discounts and write-offs for the uninsured. We continually evaluate our policies and programs in light of these trends, and consider changes or modifications to our policies as circumstances warrant. At this time, we do not expect that any changes or modifications that we may consider or implement will have a material effect on our earnings for our fiscal year ending September 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

The following tables summarize our results of operations for the three months ended December 31, 2004 and 2003, respectively:

	Three months ended December 31,
	2004		2003
	Amount	Percent of revenues	Amount		Percent of revenues
	(in thousands)		(in thousands)
Net patient service revenue	$822,181	100.0%	$756,553		100.0%
Costs and expenses:
Salaries and benefits	327,250	39.8%	302,762		40.0%
Supplies and other	247,816	30.1%	228,136		30.2%
Provision for doubtful accounts	62,086	7.6%	58,087		7.7%
Depreciation and amortization	36,595	4.4%	31,003		4.1%
Rent expense	17,014	2.1%	15,422		2.0%
Interest, net	3,218	0.4%	4,454		0.6%

Total costs and expenses	693,979	84.4%	639,864		84.6%

Income before minority interests and income taxes	128,202	15.6%	116,689		15.4%
Minority interests in earnings of consolidated entities	662	0.1%	1,140		0.2%

Income before income taxes	127,540	15.5%	115,549		15.3%
Provision for income taxes	48,788	5.9%	44,238		5.8%

Net income	$78,752	9.6%	$71,311		9.4%

	Three months ended December 31,
	2004	2003	Change		Percent change
Same Hospitals
Occupancy	45.6%	46.8%	(120	) bps *	n/a
Patient days	261,376	272,917	(11,541)		-4.2%
Admissions	61,709	63,371	(1,662)		-2.6%
Adjusted admissions	99,550	100,186	(636)		-0.6%
Total surgeries	53,985	52,775	1,210		2.3%
Outpatient revenue percentage	46.4%	45.9%	50	bps	n/a
Inpatient revenue percentage	53.6%	54.1%	(50	) bps	n/a

Total Hospitals
Occupancy	45.8%	48.0%	(220	) bps	n/a
Patient days	317,707	317,652	55		—
Admissions	71,467	70,018	1,449		2.1%
Adjusted admissions	117,188	111,533	5,655		5.1%
Total surgeries	61,136	57,064	4,072		7.1%
Outpatient revenue percentage	46.8%	47.3%	(50	) bps	n/a
Inpatient revenue percentage	53.2%	52.7%	50	bps	n/a
Total hospitals at end of period	53	52	1		1.9%

*	basis points

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our net patient service revenue for the 2005 Period was $822.2 million as compared to $756.6 million for the 2004 Period. This represented an increase in net patient service revenue of $65.6 million or 8.7%. Hospitals in operation for the entire 2005 Period and 2004 Period, which we refer to as same hospitals, provided $24.0 million, or 36.6%, of the increase in net patient service revenue as a result of increases in surgeries and from rate increases. Included in the $24.0 million is $8.2 million of revenue recognized for business interruption insurance related to the disruption caused by the hurricanes that struck Florida in our fourth quarter of our fiscal year ended September 30, 2004. The remaining $41.6 million of the increase came from the five hospitals we acquired in November 2003 and one hospital we acquired in October 2004.

Net revenue per adjusted admission at our same hospitals increased 4.2% for the 2005 Period from the 2004 Period. Contributing factors to the net revenue per adjusted admission increase included improvements in Medicare pricing as well as the effect of favorably renegotiated agreements with commercial providers.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Our charity care and indigent write-offs were $130.7 million or 4.6% of gross revenue for the 2005 Period and $97.7 million or 3.9% of gross revenue in the 2004 Period. The policy and practice at each of our hospitals is to write off a patient’s entire account upon the determination that the patient qualifies under a hospital’s charity care and/or indigent policy. We believe that our practice of timely recognition of charity and indigent accounts, and their subsequent write-off, results in more accurate and collectible levels of accounts receivable, and correspondingly appropriate bad debt expense levels. Our bad debt policy is to reserve 100% of all non-governmental accounts receivable over 150 days old. We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, contributes greatly to our effective accounts receivable management. Our hospitals also work diligently to assist uninsured patients in the process of qualifying for Medicaid, charity care, and other state and local assistance programs.

Consolidated salaries and benefits decreased as a percent of net patient service revenue to 39.8% for the 2005 Period from 40.0% for the 2004 Period. Same hospital salaries and benefits decreased from 39.0% of net patient service revenue in the 2004 Period to 38.6% in the 2005 Period. We believe that these decreases are a result of our continued effective management of salary and benefit costs.

Supplies and other costs decreased as a percent of net patient service revenue to 30.1% for the 2005 Period from 30.2% for the 2004 Period. The decrease was due to lower supply costs which were partially offset by $2.5 million in expense relating to both the consent solicitation and exchange offer we completed with respect to our two outstanding convertible note issues.

Our provision for income taxes reflected an effective income tax rate of approximately 38.25% for the 2005 Period and 38.29% for the 2004 Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Liquidity

Our cash flows from operations provide the primary source of funding for our ongoing cash needs. We have historically utilized cash on hand, credit facility borrowings and proceeds from debt issuances, or a combination thereof, to fund acquisitions.

The following is a summary of cash flows for the 2005 Period and 2004 Period, respectively:

Source (use) of cash flows	December 31, 2004	December 31, 2003
	(in millions)	(in millions)
Operating activities	$156.4	$93.2
Investing activities	(63.3)	(581.4)
Financing activities	(13.6)	212.2

Net increase (decrease) in cash and equivalents	$79.5	$(276.0)

Three Months Ended December 31, 2004 Cash Flows Compared to Three Months Ended December 31, 2003 Cash Flows

Operating Activities

Our cash flows from operations increased 67.8% during the 2005 Period when compared to the 2004 Period. During the 2004 Period, our cash flows from operating activities were negatively impacted by the significant build up of accounts receivable resulting from our acquisition of five hospitals during the period. In the 2005 Period, our accounts receivable balances increased only slightly as a result of normal business activities and, therefore, had only a minor negative impact on our cash flows. This significant change in accounts receivable between periods and the resulting impact to cash flows was the single greatest contributor to the change in cash flows from operations between the 2005 Period and the 2004 Period. Days sales outstanding were down by five days to 71 days at the end of the 2005 Period versus 76 days at the end of the 2004 Period and down one day sequentially from 72 days at September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investing Activities

Cash used in investing activities in the 2005 Period consisted primarily of the cash paid for the hospital we acquired on October 1, 2004 and cash paid for additions to property, plant and equipment. These additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with two ongoing replacement hospital projects.

During the 2004 Period, cash used in investing activities consisted primarily of the cash paid for the five hospitals we acquired on November 1, 2003 and cash paid for additions to property, plant and equipment. These additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with three replacement hospital projects.

Financing Activities

The payment of dividends and an increase in restricted funds were our primary use of cash by financing activities in the 2005 Period, offset by proceeds from the exercise of stock options.

The cash provided by financing activities in the 2004 Period was primarily the net result of our borrowing $275.0 million under our credit agreement during the period for the five hospitals we acquired on November 1, 2003 and repayment of $75.0 million of such debt during the same period. Proceeds from the exercise of stock options provided an additional $17.6 million.

Capital Resources

Credit Facilities

We currently have a 5-year $600.0 million credit agreement with a syndicate of banks that expires on May 14, 2009. The credit agreement allows us to borrow, on a revolving, unsecured basis, up to $600.0 million (including standby letters of credit). The credit agreement also requires our subsidiaries (other than certain exempted subsidiaries) to guarantee our borrowings in the event our credit rating falls below certain thresholds. Under the credit agreement, we can choose whether the interest charged on our borrowings is based upon the prime rate or the LIBOR rate. The interest rate we pay includes a spread above the base rate we select, which is subject to change in the event our debt rating changes. The applicable interest rate under the credit agreement at December 31, 2004 was 3.15%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources (continued)

Under the terms of the credit agreement, we are obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, this credit agreement contains covenants that, without prior consent of the lenders under such facility, limit certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional money, make guarantees and grant security interests. We are also required to comply with certain financial covenants. The following are the required covenants calculated as of December 31, 2004:

At December 31, 2004	Requirement	Level
Maximum permitted consolidated leverage ratio	< 3.00 to 1.00	1.42 to 1.00
Minimum required consolidated interest coverage ratio	> 3.00 to 1.00	33.3 to 1.00

At December 31, 2004, we were in compliance with the above covenants.

As of December 31, 2003, we had a $450.0 million credit agreement that permitted us to borrow under an unsecured revolving credit line at any time during the term of the agreement. The terms of this credit agreement permitted us to choose a loan based on an interest rate equal to the prime interest rate or an interest rate based on the LIBOR interest rate. At December 31, 2003, the interest rate for a loan based on the LIBOR interest rate was the LIBOR rate plus 1.00 percent. The interest rate on the outstanding balance at December 31, 2003 was 2.1%. All outstanding borrowings under this credit agreement were repaid using borrowings under our new $600.0 million credit agreement described above. Upon this repayment, our $450.0 million credit agreement was terminated.

During the term of our credit agreement in effect at December 31, 2003, we were obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, this credit agreement contained covenants which, without prior consent of the lenders, limited certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional money, make guarantees, grant security interests and declare dividends. Furthermore, such credit agreement required that we comply with certain financial covenants. The following are the required covenants under such facility calculated as of December 31, 2003:

At December 31, 2003	Requirement		Level
Minimum required consolidated net worth	> $	1,077.0 million	$1,737.1 million
Maximum permitted consolidated leverage ratio		< 2.50 to 1.00	1.86 to 1.00
Minimum required consolidated interest coverage ratio		> 4.50 to 1.00	23.34 to 1.00

At December 31, 2003, we were in compliance with the above covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources (continued)

We also have a $15.0 million unsecured revolving working capital credit commitment with a commercial bank. This credit commitment, which also contains covenants of the types applicable to the credit facilities described above, is tied to our cash management system and renews annually each November 1. We must pay interest on any outstanding balance monthly at a fluctuating rate not to exceed the bank’s prime rate less 0.25%. The interest rate at December 31, 2004 and 2003 was 5.00% and 3.75%, respectively. At December 31, 2004 and 2003, we did not have any amounts outstanding under this credit commitment.

Outstanding Debt Securities

2022 Notes. On January 28, 2002, we sold $330.0 million in face value of our Zero-Coupon Convertible Senior Subordinated Notes due 2022, or 2022 Notes. Our sale of 2022 Notes resulted in gross proceeds to us of approximately $277.0 million. The 2022 Notes and the New 2022 Notes, which are discussed below, are our general unsecured obligations and are subordinated in right of payment to our existing and future indebtedness that is not expressly subordinated or equal in right of payment to such notes. Our 2023 Notes, which are also discussed below, rank equally with the 2022 Notes and the New 2022 Notes. The 2022 Notes and New 2022 Notes mature on January 28, 2022, unless they are converted or redeemed earlier. Upon the occurrence of certain events, the 2022 Notes and New 2022 Notes become convertible into shares of our common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of notes converted (which conversion rate is subject to adjustment in certain events). The accrual of the original issue discount on the 2022 Notes and New 2022 Notes represents a yield to maturity of 0.875% per year calculated from January 28, 2002, excluding any contingent interest which could be payable under certain circumstances in accordance with the terms of such notes.

Holders may require us to purchase all or a portion of their 2022 Notes on January 28, 2005, January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per note of $862.07, $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each purchase date. We will pay cash for all 2022 Notes so purchased on January 28, 2005. On January 28, 2005, we paid approximately $19,000 to redeem the 2022 Notes put to us on such date under the terms of the 2022 Notes. We may choose to pay the purchase price in cash or common stock or a combination of cash and common stock for purchases on or after January 28, 2007. In addition, if we undergo certain types of fundamental changes on or before January 28, 2007, each holder of the 2022 Notes may require us to purchase all or a portion of their 2022 Notes. We may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. In addition, we may redeem all or a portion of the 2022 Notes at any time on or after January 28, 2007 for cash.

On December 29, 2004, we completed an exchange offer with respect to the 2022 Notes, whereby holders of approximately 99.95% of the aggregate principal amount of 2022 Notes outstanding exchanged their 2022 Notes for new notes, referred to as New 2022 Notes. The New 2022 Notes have terms substantially similar to the terms of the 2022 Notes, described above, except that: (i) upon conversion, we will pay holders cash equal to the accreted value of the New 2022 Notes being converted and the remainder in cash or common stock, at our option; (ii) holders may also require us to repurchase

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outstanding Debt Securities (continued)

their New 2022 Notes on January 28, 2006 for a purchase price per note of $869.02; (iii) the New 2022 Notes contain additional anti-dilution protection for cash dividends until January 28, 2007; (iv) the New 2022 Notes require us to pay only cash (in lieu of cash, common stock or a combination of cash and common stock) when New 2022 Notes are repurchased at the option of the holders, whether on a specified purchase date or upon the occurrence of a fundamental change; and (v) contingent interest payable will equal to 0.125% of the average price of the New 2022 Notes during the relevant specified period. Approximately $172,000 in principal face value of our 2022 Notes were not exchanged in the exchange offer. The common stock underlying such 2022 Notes is included in our earnings per share calculations. The remaining common stock underlying the New 2022 Notes is not considered immediately dilutive and is not included in our earnings per share calculations.

2023 Notes. On July 29 and August 8, 2003, we sold an aggregate of $575.0 million in face value of our 1.50% Convertible Senior Subordinated Notes due 2023. The 2023 Notes were sold at their principal face amount, plus accrued interest, if any, from July 29, 2003. Our sale of 2023 Notes resulted in net proceeds to us of approximately $563.5 million. The 2023 Notes are our general unsecured obligations and are subordinated in right of payment to our existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2023 Notes. Our 2022 Notes and New 2022 Notes, which are discussed above, rank equally with our 2023 Notes. The 2023 Notes mature on August 1, 2023, unless they are converted or redeemed earlier. Upon the occurrence of certain events, the 2023 Notes become convertible into shares of our common stock at a conversion rate of 36.5097 shares of common stock for each $1,000 principal amount of 2023 Notes converted (which conversion rate is subject to adjustment in certain events).

Holders may require us to purchase all or a portion of their 2023 Notes on August 1, 2006, August 1, 2008, August 1, 2013 and August 1, 2018 for a cash purchase price per note equal to 100% of its principal face amount, plus accrued but unpaid interest. In addition, if we undergo certain types of fundamental changes on or before August 1, 2008, each holder of the 2023 Notes may require us to purchase, for cash, all or a portion of their 2023 Notes. Furthermore, we may redeem all or a portion of the 2023 Notes at any time on or after August 5, 2008 for a cash redemption price per note equal to its principal face amount, plus accrued but unpaid interest.

On November 24, 2004, we completed a consent solicitation that amended the indenture governing the 2023 Notes to eliminate a provision that prohibited us from paying cash upon conversion of the 2023 Notes if an event of default, as defined in the indenture, exists at the time of conversion. On November 30, 2004, we further amended the indenture governing the 2023 Notes to provide that, in lieu of providing shares of common stock upon a conversion event, we will satisfy any conversion of the 2023 Notes, up to their principal face amount, by making a cash payment. The remaining common stock underlying our 2023 Notes is not considered immediately dilutive and is not included in our earnings per share calculations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Arrangements

During the three months ended December 31, 2004, there was no material change to the information provided by us in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2004.

Forward-Looking Statements

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, income or loss, capital expenditures, capital structure, other financial items, statements regarding our plans and objectives for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and other statements which are other than statements of historical fact.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended December 31, 2004, there was no material change to the quantitative and qualitative disclosures about market risks presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2004.

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

(b) Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 3, 2004 a lawsuit, Olga S. Estrada v. Health Management Associates, Inc., was initiated against us in the Court of Common Pleas in Cherokee County, South Carolina. This case was subsequently transferred to the United States District Court for the District of South Carolina, Spartanburg Division. The plaintiff subsequently dismissed this lawsuit and on December 17, 2004 commenced a new lawsuit, Olga S. Estrada v. Gaffney H.M.A., Inc., d/b/a Upstate Carolina Medical Center, in the South Carolina Cherokee County Court of Common Pleas, against our subsidiary hospital located in Gaffney, South Carolina challenging amounts charged by that South Carolina subsidiary to insured and uninsured patients. The plaintiff seeks damages and injunctive relief on behalf of a purported class of patients treated at this subsidiary hospital.

This lawsuit is similar to other lawsuits filed throughout the country with respect to hospital charges billed to uninsured patients. We believe that the billing and collection practices at all of our subsidiary hospitals are appropriate, reasonable and in compliance with all applicable laws, rules and regulations and our subsidiary hospital intends to vigorously defend itself against the allegations contained in this lawsuit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See Index to Exhibits beginning on page 24 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: February 7, 2005	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

INDEX TO EXHIBITS

(3)	(i) Articles of Incorporation

3.1	Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

3.2	Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

(ii)	By-laws

3.3	By-laws, as amended, previously filed and included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

(4) Instruments defining the rights of security holders, including indentures

The Exhibits referenced under (3) of this Index to Exhibits are incorporated herein by reference.

4.1	Specimen Stock Certificate, previously filed and included as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

4.2	Credit Agreement dated as of May 14, 2004 among Health Management Associates, Inc., Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, JPMorgan Chase Bank and Suntrust Bank, as Co-Documentation Agents, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Managers, previously filed and included as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

4.3	Credit Agreement dated March 23, 2000 between Health Management Associates, Inc. and First Union National Bank pertaining to the Company’s working capital and cash management line of credit, previously filed and included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2000, is incorporated herein by reference.

4.4	Indenture dated as of January 28, 2002, by and between Health Management Associates, Inc. and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee, pertaining to the Company’s Zero-Coupon Convertible Senior Subordinated Notes due 2022 (includes form of Zero-Coupon Convertible Senior Subordinated Note due 2022), previously filed and included as Exhibit 4(a) to the Company’s Current Report on Form 8-K dated January 28, 2002, is incorporated herein by reference.

4.5	Indenture dated as of July 29, 2003 between Health Management Associates, Inc. and Wachovia Bank, National Association, as Trustee, pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023 (includes form of 1.50% Convertible Senior Subordinated Note due 2023), previously filed and included as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-109756), is incorporated herein by reference.

4.6	First Supplemental Indenture between Health Management Associates, Inc. and Wachovia Bank, National Association, as Trustee, dated as of November 24, 2004, to Indenture dated as of July 29, 2003 pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

4.7	Second Supplemental Indenture between Health Management Associates, Inc. and Wachovia Bank, National Association, as Trustee, dated as of November 30, 2004, to Indenture dated as of July 29, 2003 pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

4.8	Indenture, dated as of December 30, 2004, between Health Management Associates, Inc. and Wachovia Bank, National Association, as Trustee, dated as of December 30, 2004 pertaining to the Company’s Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (includes form of Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022), previously filed and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2004, is incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certifications

32.1	Section 1350 Certifications