Form 10-Q
period 2005-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2005-05-10
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

At May 6, 2005, 246,544,711 shares of the Registrant’s Class A Common Stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2005	2004
Net patient service revenue	$917,448	$833,907

Costs and expenses:
Salaries and benefits	358,286	325,384
Supplies and other	273,215	244,172
Provision for doubtful accounts	64,573	59,578
Depreciation and amortization	37,342	34,380
Rent expense	17,762	17,424
Interest, net	3,815	4,708

Total costs and expenses	754,993	685,646

Income before minority interests and income taxes	162,455	148,261
Minority interests in earnings of consolidated entities	899	1,395

Income before income taxes	161,556	146,866
Provision for income taxes	61,793	56,391

Net income	$99,763	$90,475

Net income per share:
Basic	$.41	$.37

Diluted	$.40	$.37

Dividends per share	$.04	$.02

Weighted average number of shares outstanding:
Basic	245,030	242,901

Diluted	248,888	247,163

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Six months ended March 31,
	2005	2004
Net patient service revenue	$1,739,629	$1,590,460

Costs and expenses:
Salaries and benefits	685,536	628,146
Supplies and other	521,031	472,308
Provision for doubtful accounts	126,659	117,665
Depreciation and amortization	73,937	65,383
Rent expense	34,776	32,846
Interest, net	7,033	9,162

Total costs and expenses	1,448,972	1,325,510

Income before minority interests and income taxes	290,657	264,950
Minority interests in earnings of consolidated entities	1,561	2,535

Income before income taxes	289,096	262,415
Provision for income taxes	110,581	100,629

Net income	$178,515	$161,786

Net income per share:
Basic	$.73	$.67

Diluted	$.72	$.66

Dividends per share	$.04	$.04

Weighted average number of shares outstanding:
Basic	244,365	242,146

Diluted	248,136	246,758

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	September 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,612	$112,946
Accounts receivable, net	726,144	626,149
Supplies, prepaid expenses, and other assets	150,967	159,142
Restricted funds	20,867	16,852
Deferred income taxes	26,505	26,505

Total current assets	1,013,095	941,594

Property, plant and equipment	2,678,793	2,374,201
Less: accumulated depreciation and amortization	(754,014)	(681,500)

Net property, plant and equipment	1,924,779	1,692,701

Restricted funds	70,186	55,942
Excess of cost over acquired net assets, net	824,853	748,156
Deferred tax asset	22,142	22,142
Deferred charges and other assets	93,900	46,753

Total assets	$3,948,955	$3,507,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,410	$140,695
Accrued expenses and other liabilities	151,542	163,230
Income taxes - currently payable	4,568	3,500
Deferred income taxes	2,964	2,964
Current maturities of long-term debt	10,328	9,742

Total current liabilities	330,812	320,131

Deferred income taxes	168,018	143,760
Other long-term liabilities	117,860	96,803
Long-term debt	1,093,916	925,518
Minority interests in consolidated entities	44,264	43,066

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized	—	—
Common stock, Class A, $.01 par value, 750,000 shares authorized, 268,996 and 265,981 shares issued at March 31, 2005 and September 30, 2004, respectively	2,690	2,660
Additional paid-in capital	491,966	445,270
Retained earnings	2,000,085	1,830,736

Less: treasury stock, 22,500 shares of common stock, at cost, at both March 31, 2005 and September 30, 2004	(300,656)	(300,656)

Total stockholders’ equity	2,194,085	1,978,010

Total liabilities and stockholders’ equity	$3,948,955	$3,507,288

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$178,515	$161,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,937	65,383
Provision for doubtful accounts	126,659	117,665
Minority interests in earnings of consolidated entities	1,561	2,535
Gain on sale of fixed assets	(184)	(789)
Non-deferred financing costs	2,500	—
Change in deferred income taxes	24,257	18,238
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(193,888)	(255,696)
Supplies and other current assets	15,083	10,269
Deferred charges and other assets	(6,193)	(2,077)
Accounts payable	20,856	11,308
Accrued expenses and other liabilities	(11,301)	3,290
Income taxes - currently payable	10,269	19,741
Other long term liabilities	15,695	25,081

Net cash provided by operating activities	257,766	176,734

Cash flows from investing activities:
Acquisition of facilities, net of cash acquired and purchase price adjustments	(340,018)	(519,016)
Additions to property, plant and equipment	(110,388)	(118,407)
Proceeds from sale of property, plant and equipment	413	842

Net cash used in investing activities	(449,993)	(636,581)

Cash flows from financing activities:
Proceeds from long-term borrowings	186,960	281,332
Principal payments on debt	(17,976)	(103,726)
Increase in restricted funds	(18,249)	(21,231)
Proceeds from issuance of common stock	37,526	20,789
Payment of financing costs	(1,465)	—
Payment of dividends	(18,903)	(9,861)

Net cash provided by financing activities	167,893	167,303

Net decrease in cash and cash equivalents	(24,334)	(292,544)
Cash and cash equivalents at beginning of period	112,946	395,338

Cash and cash equivalents at end of period	$88,612	$102,794

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

The condensed consolidated balance sheet as of September 30, 2004 has been derived from the audited consolidated financial statements included in our 2004 Annual Report on Form 10-K. The interim condensed consolidated financial statements at March 31, 2005, and for the three and six month periods ended March 31, 2005 and 2004 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of our management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Due to the seasonal nature of our business, our results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

Certain amounts have been reclassified in the prior year to conform with the current year presentation.

2. Stock compensation

We have elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As a result, pro forma disclosure of alternative fair value accounting is required under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, utilizing an option valuation model. See Note 5 – Recent accounting pronouncements.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Stock compensation (continued)

For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over their vesting period. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net income, as reported	$99,763	$90,475	$178,515	$161,786
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,965)	(2,906)	(5,929)	(5,813)

Pro forma net income	$96,798	$87,569	$172,586	$155,973

Pro forma earnings per share:
Basic – as reported	$.41	$.37	$.73	$.67
Basic – pro forma	$.40	$.36	$.71	$.64
Diluted – as reported	$.40	$.37	$.72	$.66
Diluted – pro forma	$.39	$.35	$.70	$.63

3. Earnings per share

The following table sets forth the computation of basic and diluted earnings per share of our common stock (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Numerator:
Numerator for basic earnings per share - net income	$99,763	$90,475	$178,515	$161,786
Effect of interest expense on convertible debt	1	—	1	—

Numerator for diluted earnings per share	$99,764	$90,475	$178,516	$161,786

Denominator:
Denominator for basic earnings per share - weighted average shares	245,030	242,901	244,365	242,146
Effect of dilutive securities:
Employee stock options	3,852	4,262	3,765	4,612
Convertible debt	6	—	6	—

Denominator for diluted earnings per share	248,888	247,163	248,136	246,758

Basic earnings per share	$.41	$.37	$.73	$.67

Diluted earnings per share	$.40	$.37	$.72	$.66

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions

Effective October 1, 2004, we acquired, via a long-term lease, Chester County Hospital, an 82-bed hospital located in Chester, South Carolina. The cash paid for this acquisition was approximately $20.5 million for the lease of property, plant, and equipment and approximately $5.4 million for working capital. We funded this transaction using cash on hand.

Effective February 1, 2005, we acquired three non-urban hospitals with a total of 657 licensed beds. The three hospitals acquired are: Venice Hospital, a 312-bed hospital located in Venice, Florida; St. Joseph’s Hospital, a 212-bed hospital located in Port Charlotte, Florida; and St. Mary’s Hospital, a 133-bed hospital located in Norton, Virginia. The cash paid for this acquisition was approximately $251.4 million for property, plant and equipment and approximately $30.8 million for working capital. We funded this transaction using a combination of cash on hand and borrowings of $180.0 million under our $600.0 million credit facility.

Effective April 1, 2005, we acquired Bartow Memorial Hospital, a 56-bed hospital located in Bartow, Florida. The cash paid for this acquisition was approximately $32.7 million. We funded this transaction using cash on hand. The transaction closed on March 31, 2005 with an effective date of April 1, 2005. The purchase price is reflected in our balance sheet at March 31, 2005 in Deferred charges and other assets and is included in the statement of cash flows for the six month period ended March 31, 2005 as an investing activity.

The future operations of the above acquisitions are not expected to materially affect our results of operations.

5. Recent accounting pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which revised FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R) is similar to Statement No. 123, except that Statement No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. In addition, under Statement No. 123(R), pro forma disclosure is no longer permitted as an alternative. On April 19, 2005, the Securities and Exchange Commission adopted a rule to allow issuers to implement Statement No. 123(R) at the beginning of their next fiscal year rather than July 1, 2005, the original effective date for Statement No. 123(R) proposed by the FASB. We expect to adopt Statement No. 123(R) on October 1, 2005, the first day of our next fiscal year. Based on our historical stock option grants, we expect the impact of our adoption of Statement No. 123 (R) to be approximately $0.04 per share for our fiscal year ending September 30, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the fiscal year ended September 30, 2004 for such excess tax deductions was $18.1 million.

On September 30, 2004, the Emerging Issues Task Force (“EITF”) affirmed its previous consensus regarding Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. Issue 04-8 requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the applicable convertible debt instrument has been met. Issue 04-8 became effective for reporting periods ending after December 15, 2004, and retroactive restatement of earnings per share calculations is required for contingent convertible debt issuances outstanding at such date. See Note 6 – Long-term debt for a description of actions we took with respect to our outstanding Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”) and our outstanding 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”) to prevent the common stock underlying such notes from being immediately included in our diluted earnings per share calculations.

On December 15, 2003, the FASB issued an Exposure Draft entitled Earnings Per Share, an Amendment of FASB Statement No. 128 (the “Amendment”). The Amendment requires, in part, that for contracts that can be settled in either cash or shares, issuing entities should assume share settlement for purposes of calculating diluted earnings per share. In conjunction with the Amendment, the FASB determined that retroactive restatement of earnings per share is not required for contracts appropriately

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Recent accounting pronouncements (continued)

modified to eliminate share settlement prior to December 31, 2004. The Amendment is effective for reporting periods ending after December 15, 2004. See Note 6 – Long-term debt for a description of actions we took with respect to the 2022 Notes and the 2023 Notes to prevent the common stock underlying such notes from being immediately included in our diluted earnings per share calculations.

6. Long-term debt

2022 Notes. On December 29, 2004, we completed an exchange offer with respect to our 2022 Notes, whereby holders of approximately 99.95% of the aggregate principal amount of the 2022 Notes outstanding exchanged their 2022 Notes for Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”). The New 2022 Notes have terms substantially similar to the terms of the 2022 Notes, except that: (i) upon conversion, we will pay holders cash equal to the accreted value of the New 2022 Notes being converted and the remainder will be paid in cash or shares of common stock, at our option; (ii) holders may also require us to repurchase their New 2022 Notes on January 28, 2006 for a purchase price per note of $869.62; (iii) the New 2022 Notes contain additional anti-dilution protection for cash dividends until January 28, 2007; (iv) the New 2022 Notes require us to pay only cash (in lieu of cash, common stock or a combination of cash and common stock) when New 2022 Notes are repurchased by us at the option of the holders, whether on a specified purchase date or upon the occurrence of a fundamental change; and (v) contingent interest payable will be equal to 0.125% of the average price of the New 2022 Notes during the relevant period. Approximately $172,000 in principal face value of 2022 Notes were not exchanged in the exchange offer. The common stock underlying the unexchanged portion of our 2022 Notes is included in our earnings per share calculations. The common stock underlying the New 2022 Notes is not considered immediately dilutive and is not included in our earnings per share calculation. To the extent holders of the New 2022 Notes exercise their January 28, 2006 put option, we intend to use amounts available under our long term $600.0 million line of credit to purchase such New 2022 Notes, therefore, we have not included this amount in current liabilities at March 31, 2005.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Long-term debt (continued)

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

7. Subsequent events

On May 3, 2005, we announced that our Board of Directors declared a quarterly cash dividend of $0.04 per share on our common stock, payable on June 6, 2005, to stockholders of record at the close of business on May 13, 2005.

On April 29, 2005, we repaid an additional $65.0 million under our credit agreement which reduced the outstanding balance to $100.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

During our second quarter ended March 31, 2005, which we refer to as the 2005 Period, we reported net revenue growth over our second quarter ended March 31, 2004, which we refer to as the 2004 Period, of 10.0%, net income growth of 10.3% and net earnings per diluted share growth of 8.1%. Our revenue and net income growth resulted from increases in total hospital admissions, rate increases and from hospitals acquired by us since January 1, 2004.

Same hospital admissions increased 1.8% in the 2005 Period compared to the 2004 Period. Our hospitals continue to add additional physicians to their respective medical staffs and medical equipment to their hospitals in order to meet the needs of the communities they serve. We believe that, over time, these investments coupled with improved demographics have resulted in and will continue to result in same hospital admissions increases.

Outpatient services continue to play an important role in the delivery of health care in our markets, with roughly half of our net revenue during the 2005 Period generated on an outpatient basis. We continue to focus on emergency room services and diagnostic imaging services to meet the needs of the communities we serve and have invested capital in nearly every one of our hospitals over the last five years in one of these two areas. Reflective of this continuous focus, our same hospital adjusted admissions, which adjusts admissions for outpatient volume, increased 3.3% in the 2005 Period compared to the 2004 Period.

During the 2004 Period, our surgery volumes were affected by changes in physician practices related to increased expenses due to malpractice costs and declining or flat reimbursement. Outpatient gastrointestinal, ENT and ophthalmology surgeries were impacted most severely as physicians moved a number of these procedures into their offices. We believe that while this trend has affected the number of surgeries performed at our hospitals, it has not had a material financial impact on our hospitals. In spite of this trend, our same hospital surgeries increased 1.8% in the 2005 Period when compared to the 2004 Period, due in part to surgeries performed by newly recruited physicians.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (continued)

Overview (continued)

Our bad debt expense in the 2005 Period decreased 10 basis points to 7.0% of net revenue compared to 7.1% of net revenue in the 2004 Period. We believe that this percentage of net revenue is lower than our industry peer group average because our long-standing and consistently applied bad debt and charity care policies result in a higher percentage of uninsured patients’ accounts written off as charity or indigent accounts instead of as bad debts. Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and under-insured patients seeking health care in the United States. This general industry trend has also affected us, with our same hospital self-pay admissions increasing to 6.2% of total admissions in the 2005 Period compared to 5.9% for the 2004 Period. Certain providers are evaluating or modifying their policies regarding discounts and write-offs for the uninsured. We continually evaluate our policies and programs in light of these trends, and consider changes or modifications to our policies as circumstances warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three Months Ended March 31, 2005 Compared to

Three Months Ended March 31, 2004

The following tables summarize our results of operations for the three months ended March 31, 2005 and 2004, respectively (unaudited):

	Three months ended March 31,
	2005		2004
	Amount	Percent of revenues	Amount	Percent of revenues
	(in thousands)		(in thousands)
Net patient service revenue	$917,448	100.0%	$833,907	100.0%
Costs and expenses:
Salaries and benefits	358,286	39.1%	325,384	39.0%
Supplies and other	273,215	29.8%	244,172	29.3%
Provision for doubtful accounts	64,573	7.0%	59,578	7.1%
Depreciation and amortization	37,342	4.0%	34,380	4.1%
Rent expense	17,762	1.9%	17,424	2.1%
Interest, net	3,815	0.4%	4,708	0.6%

Total costs and expenses	754,993	82.3%	685,646	82.2%

Income before minority interests and income taxes	162,455	17.7%	148,261	17.8%
Minority interests in earnings of consolidated entities	899	0.1%	1,395	0.2%

Income before income taxes	161,556	17.6%	146,866	17.6%
Provision for income taxes	61,793	6.7%	56,391	6.8%

Net income	$99,763	10.9%	$90,475	10.8%

	Three months ended March 31,		Change		Percent change
	2005	2004
Same Hospitals
Occupancy	51.6%	50.2%	140	bps*	n/a
Patient days	338,571	338,047	524		0.2%
Admissions	77,450	76,067	1,383		1.8%
Adjusted admissions	125,020	121,044	3,976		3.3%
Total surgeries	63,335	62,242	1,093		1.8%
Outpatient revenue percentage	46.4%	45.8%	60	bps	n/a
Inpatient revenue percentage	53.6%	54.2%	(60	)bps	n/a

Total Hospitals
Occupancy	51.6%	51.4%	20	bps	n/a
Patient days	370,535	353,030	17,505		5.0%
Admissions	81,692	76,152	5,540		7.3%
Adjusted admissions	131,636	121,129	10,507		8.7%
Total surgeries	66,557	62,242	4,315		6.9%
Outpatient revenue percentage	46.1%	45.5%	60	bps	n/a
Inpatient revenue percentage	53.9%	54.5%	(60	)bps	n/a

*	basis points

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our net patient service revenue for the 2005 Period was $917.4 million as compared to $833.9 million for the 2004 Period. This represented an increase in net patient service revenue of $83.5 million or 10.0%. Hospitals in operation for the entire 2005 Period and 2004 Period, which we refer to as same hospitals, provided $31.4 million, or 37.8%, of the increase in net patient service revenue as a result of increases in admissions, surgeries and from rate increases. Included in the $31.4 million is approximately $2.6 million of revenue recognized for business interruption insurance related to the disruption caused by the four hurricanes that struck Florida in the fourth quarter of our fiscal year ended September 30, 2004. The remaining $52.1 million of the increase came from three hospitals we acquired in February 2005 and one hospital we acquired in October 2004.

Net revenue per adjusted admission at our same hospitals increased 1.9% for the 2005 Period from the 2004 Period. Contributing factors to the net revenue per adjusted admission increase included improvements in Medicare pricing as well as the effect of favorably renegotiated agreements with commercial providers.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Our charity care and indigent write-offs were $134.1 million or 4.1% of gross revenue for the 2005 Period and $98.0 million or 3.5% of gross revenue in the 2004 Period. The policy and practice at each of our hospitals is to write off a patient’s entire account upon the determination that the patient qualifies under a hospital’s charity care and/or indigent policy. We believe that our practice of timely recognizing charity and indigent accounts results in the conservative recognition of net revenue and the appropriate level of bad debt expense. Our bad debt policy is to reserve 100% of all non-governmental accounts receivable over 150 days old. However, additional reserves for bad debt for certain accounts receivable are established where circumstances warrant additional reserves before an account becomes 150 days old. We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, contributes greatly to our effective accounts receivable management. Our hospitals also work diligently to assist uninsured patients in the process of qualifying for Medicaid, charity care, and other state and local assistance programs.

Consolidated salaries and benefits increased as a percent of net patient service revenue to 39.1% for the 2005 Period from 39.0% for the 2004 Period due to the three hospitals we acquired in February 2005. Same hospital salaries and benefits decreased from 38.2% of net patient service revenue in the 2004 Period to 37.4% in the 2005 Period. We believe that this decrease is a result of our continued effective management of our salary costs.

Supplies and other costs increased as a percent of net patient service revenue to 29.8% for the 2005 Period from 29.3% for the 2004 Period. The increase was due to higher costs at the hospital we acquired in October 2004 and the three hospitals we acquired in February 2005 as well as increased costs for drug eluding stents and orthopedic implants.

Our provision for income taxes reflected an effective income tax rate of approximately 38.25% for the 2005 Period and 38.3% for the 2004 Period.

Six Months Ended March 31, 2005 Compared to

        Six Months Ended March 31, 2004

The following tables summarize our results of operations for the six months ended March 31, 2005 and 2004, respectively (unaudited):

	Six months ended March 31,
	2005		2004
	Amount	Percent of revenues	Amount		Percent of revenues
	(in thousands)		(in thousands)
Net patient service revenue	$1,739,629	100.0%	$1,590,460		100.0%
Costs and expenses:
Salaries and benefits	685,536	39.4%	628,146		39.5%
Supplies and other	521,031	30.0%	472,308		29.7%
Provision for doubtful accounts	126,659	7.3%	117,665		7.4%
Depreciation and amortization	73,937	4.2%	65,383		4.1%
Rent expense	34,776	2.0%	32,846		2.1%
Interest, net	7,033	0.4%	9,162		0.6%

Total costs and expenses	1,448,972	83.3%	1,325,510		83.3%

Income before minority interests and income taxes	290,657	16.7%	264,950		16.7%
Minority interests in earnings of consolidated entities	1,561	0.1%	2,535		0.2%

Income before income taxes	289,096	16.6%	262,415		16.5%
Provision for income taxes	110,581	6.4%	100,629		6.3%

Net income	$178,515	10.3%	$161,786		10.2%

	Six months ended March 31,		Change		Percent change
	2005	2004
Same Hospitals
Occupancy	49.1%	48.9%	20	bps*	n/a
Patient days	556,041	566,431	(10,390)		-1.8%
Admissions	128,995	129,782	(787)		-0.6%
Adjusted admissions	206,297	204,042	2,255		1.1%
Total surgeries	110,146	107,828	2,318		2.1%
Outpatient revenue percentage	46.2%	46.0%	20	bps	n/a
Inpatient revenue percentage	53.8%	54.0%	(20	)bps	n/a

Total Hospitals
Occupancy	48.7%	49.7%	(100	)bps	n/a
Patient days	688,242	670,682	17,560		2.6%
Admissions	153,159	146,170	6,989		4.8%
Adjusted admissions	248,802	232,572	16,230		7.0%
Total surgeries	127,693	119,306	8,387		7.0%
Outpatient revenue percentage	46.4%	47.5%	(110	)bps	n/a
Inpatient revenue percentage	53.6%	52.5%	110	bps	n/a

*	basis points

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our net patient service revenue for the six months ended March 31, 2005, which we refer to as the 2005 Six Month Period, was $1,739.6 million as compared to $1,590.5 million for the six months ended March 31, 2004, which we refer to as the 2004 Six Month Period. This represented an increase in net patient service revenue of $149.1 million or 9.4%. Hospitals in operation for the entire 2005 Six Month Period and 2004 Six Month Period, which we refer to as same hospitals, provided $49.3 million, or 33.3%, of the increase in net patient service revenue as a result of increases in surgeries and from rate increases. Included in the $149.1 million is approximately $10.7 million of revenue recognized for business interruption insurance related to the disruption caused by the hurricanes that struck Florida in the fourth quarter of our fiscal year ended September 30, 2004. The remaining $99.8 million of the increase came from five hospitals we acquired in November 2003, one hospital we acquired in October 2004 and three hospitals we acquired in February 2005.

Net revenue per adjusted admission at our same hospitals increased 2.4% for the 2005 Six Month Period from the 2004 Six Month Period. Contributing factors to the net revenue per adjusted admission increase included improvements in Medicare pricing as well as the effect of favorably renegotiated agreements with commercial providers.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Our charity care and indigent write-offs were $264.8 million or 4.4% of gross revenue for the 2005 Six Month Period and $195.7 million or 3.7% of gross revenue in the 2004 Six Month Period. The policy and practice at each of our hospitals is to write off a patient’s entire account upon the determination that the patient qualifies under a hospital’s charity care and/or indigent policy. We believe that our practice of timely recognizing charity and indigent accounts results in the conservative recognition of net revenue and the appropriate level of bad debt expense. Our bad debt policy is to reserve 100% of all non-governmental accounts receivable over 150 days old. However, additional reserves for bad debt for certain accounts receivable are established where circumstances warrant additional reserves before an account becomes 150 days old. We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, contributes greatly to our effective accounts receivable management. Our hospitals also work diligently to assist uninsured patients in the process of qualifying for Medicaid, charity care, and other state and local assistance programs.

Consolidated salaries and benefits decreased as a percent of net patient service revenue to 39.4% for the 2005 Six Month Period from 39.5% for the 2004 Six Month Period. Same hospital salaries and benefits decreased from 38.6% of net patient service revenue in the 2004 Six Month Period to 38.0% in the 2005 Six Month Period. We believe that these decreases are a result of our continued effective management of salary costs.

Supplies and other costs increased as a percent of net patient service revenue to 30.0% for the 2005 Six Month Period from 29.7% for the 2004 Six Month Period. The increase was due to higher costs at the hospital we acquired in October 2004 and the three hospitals we acquired in February 2005 as well as increased costs for drug eluding stents and orthopedic implants.

Our provision for income taxes reflected an effective income tax rate of approximately 38.25% for the 2005 Six Month Period and 38.3% for the 2004 Six Month Period.

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

The following is a summary of cash flows for the 2005 Six Month Period and 2004 Six Month Period, respectively:

	March 31, 2005	March 31, 2004
	(in millions)	(in millions)
Source (use) of cash flows

Operating activities	$257.8	$176.7
Investing activities	(450.0)	(636.6)
Financing activities	167.9	167.3

Net decrease in cash and equivalents	$(24.3)	$(292.6)

2005 Six Month Period Cash Flows Compared to 2004 Six Month Period Cash Flows

Operating Activities

Our cash flows from operating activities increased $81.1 million or 45.8% during the 2005 Six Month Period when compared to the 2004 Six Month Period. Increased income and management of our working capital led to the increased cash flows during the 2005 Six Month Period. The increase in accounts receivable were a use of funds in each of the 2005 Six Month Period and the 2004 Six Month Period. The use of funds due to receivables in the 2005 Six Month Period was $67.2 million versus a use of funds in the 2004 Six Month Period of $138.0 million, resulting in an increase to net operating cash of $70.8 million in the 2005 Six Month Period. The build up of receivables from acquisitions made in both periods account for the majority of the increase in receivables. Days sales outstanding were down to 71 days at the end of the 2005 Six Month Period versus 73 days at the end of the 2004 Six Month Period. This change in accounts receivable between periods and the resulting impact to cash flows was the significant contributor to the change in cash flows from operations between the 2005 Six Month Period and the 2004 Six Month Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investing Activities

Cash used in investing activities in the 2005 Six Month Period consisted primarily of $340.0 million cash paid for the one hospital we acquired on October 1, 2004 and the three hospitals we acquired on February 1, 2005 and $110.4 million paid for additions to property, plant and equipment. These additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with two ongoing replacement hospital projects.

During the 2004 Six Month Period, cash used in investing activities consisted primarily of $519.0 million paid for the five hospitals we acquired on November 1, 2003 and $118.4 million paid for additions to property, plant and equipment. These additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with three replacement hospital projects.

Financing Activities

The cash provided by financing activities in the 2005 Six Month Period was primarily the net result of our borrowing $180.0 million under our credit agreement during the period for the acquisition of three hospitals on February 1, 2005, net of the repayment of $15.0 million of such debt during the same period. Also, proceeds from the exercise of stock options provided an additional $37.5 million. The payment of dividends and an increase in restricted funds of $37.2 million represented the primary use of cash by financing activities in the 2005 Six Month Period.

The cash provided by financing activities in the 2004 Six Month Period was primarily the net result of our borrowing $275.0 million under our credit agreement during the period for the acquisition of five hospitals on November 1, 2003, net of the repayment of $100.0 million of such debt during the same period. Also, proceeds from the exercise of stock options provided an additional $20.8 million. The payment of dividends and an increase in restricted funds of $31.1 million represented the primary use of cash by financing activities in the 2004 Six Month Period.

Capital Resources

Credit Facilities

We currently have a 5-year $600.0 million credit agreement with a syndicate of banks that expires on May 14, 2009. The credit agreement allows us to borrow, on a revolving, unsecured basis, up to $600.0 million (including standby letters of credit). The credit agreement also requires our subsidiaries (other than certain exempted subsidiaries) to guarantee our borrowings in the event our credit rating falls below certain thresholds. Under the credit agreement, we can choose whether the interest charged on our borrowings is based upon the prime rate or the LIBOR rate. The interest rate we pay includes a spread above the base rate we select, which is subject to change in the event our debt rating changes. The applicable interest rate under the credit agreement at March 31, 2005 was 4.0%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources (continued)

Under the terms of the credit agreement, we are obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, our credit agreement contains covenants that, without the prior consent of the lenders under such facility, limit certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional money, make guarantees and grant security interests. We are also required to comply with certain financial covenants. The following are the required covenants calculated as of March 31, 2005:

At March 31, 2005	Requirement	Level
Maximum permitted consolidated leverage ratio	< 3.00 to 1.00	1.62 to 1.00
Minimum required consolidated interest coverage ratio	> 3.00 to 1.00	24.99 to 1.00

At March 31, 2005, we were in compliance with the above covenants.

As of March 31, 2004, we had a $450.0 million credit agreement that permitted us to borrow under an unsecured revolving credit line at any time during the term of the agreement. The terms of this credit agreement permitted us to choose a loan based on an interest rate equal to the prime interest rate or an interest rate based on the LIBOR interest rate. At March 31, 2004, the interest rate for a loan based on the LIBOR interest rate was the LIBOR rate plus 1.00 percent. The interest rate on the outstanding balance at March 31, 2004 was 2.1%. All outstanding borrowings under this credit agreement were repaid using borrowings under our new $600.0 million credit agreement described above. Upon this repayment, our $450.0 million credit agreement was terminated.

During the term of our credit agreement in effect at March 31, 2004, we were obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, this credit agreement contained covenants which, without the prior consent of the lenders, limited certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional money, make guarantees, grant security interests and declare dividends. Furthermore, such credit agreement required that we comply with certain financial covenants. The following were the required covenants under such facility calculated as of March 31, 2004:

At March 31, 2004	Requirement	Level
Minimum required consolidated net worth	> $1,239.6 million	$1,825.6 million
Maximum permitted consolidated leverage ratio	< 2.50 to 1.00	1.82 to 1.00
Minimum required consolidated interest coverage ratio	> 4.50 to 1.00	22.58 to 1.00

At March 31, 2004, we were in compliance with the above covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources (continued)

We also have a $15.0 million unsecured revolving working capital credit commitment with a commercial bank. This credit commitment, which also contains covenants of the types applicable to the credit facilities described above, is tied to our cash management system and renews annually each November 1. We must pay interest on any outstanding balance monthly at a fluctuating rate not to exceed the bank’s prime rate less 0.25%. The interest rate at March 31, 2005 and 2004 was 5.50% and 3.75%, respectively. At March 31, 2005 and 2004, we did not have any amounts outstanding under this credit commitment.

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

Holders had the right to require us to purchase all or a portion of their 2022 Notes on January 28, 2005 at a cash purchase price per note of $862.07, plus accrued but unpaid interest to such date. In addition, holders may require us to purchase all or a part of their 2022 Notes on January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per note of $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each purchase date. On January 28, 2005, we paid approximately $19,000 to redeem the 2022 Notes put to us on such date under the terms of the 2022 Notes. We may choose to pay the purchase price in cash or common stock or a combination of cash and common stock for purchases on or after January 28, 2007. In addition, if we undergo certain types of fundamental changes on or before January 28, 2007, each holder of the 2022 Notes may require us to purchase all or a portion of their 2022 Notes. We may choose to pay the purchase price in cash or common stock or a combination of cash and common stock. In addition, we may redeem all or a portion of the 2022 Notes at any time on or after January 28, 2007 for cash.

On December 29, 2004, we completed an exchange offer with respect to the 2022 Notes, whereby holders of approximately 99.95% of the aggregate principal amount of 2022 Notes outstanding exchanged their 2022 Notes for Exchange Zero-Coupon Convertible Senior subordinated Notes due 2022, referred to as New 2022 Notes. The New 2022 Notes have terms substantially similar to the terms of the 2022 Notes, described above, except that: (i) upon conversion, we will pay holders cash equal to

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outstanding Debt Securities (continued)

the accreted value of the New 2022 Notes being converted and the remainder will be paid in cash or common stock, at our option; (ii) holders may also require us to repurchase their New 2022 Notes on January 28, 2006 for a purchase price per note of $869.02; (iii) the New 2022 Notes contain additional anti-dilution protection for cash dividends until January 28, 2007; (iv) the New 2022 Notes require us to pay only cash (in lieu of cash, common stock or a combination of cash and common stock) when New 2022 Notes are repurchased at the option of the holders, whether on a specified purchase date or upon the occurrence of a fundamental change; and (v) contingent interest payable will equal to 0.125% of the average price of the New 2022 Notes during the relevant specified period. Approximately $172,000 in principal face value of our 2022 Notes were not exchanged in the exchange offer. The common stock underlying the unexchanged portion of the 2022 Notes is included in our earnings per share calculations. The remaining common stock underlying the New 2022 Notes is not considered immediately dilutive and is not included in our earnings per share calculations.

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

Off-Balance Sheet Arrangements

During the six months ended March 31, 2005, there was no material change to the information provided by us in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2004.

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

During the six months ended March 31, 2005, there was no material change to the quantitative and qualitative disclosures about market risks presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2004.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 3, 2004, a lawsuit, Olga S. Estrada v. Health Management Associates, Inc., was initiated in the Court of Common Pleas in Cherokee County, South Carolina. This case was subsequently transferred to the United States District Court for the District of South Carolina, Spartanburg Division. The plaintiff subsequently dismissed this lawsuit and on December 17, 2004, commenced a new lawsuit, Olga S. Estrada v. Gaffney H.M.A., Inc., d/b/a Upstate Carolina Medical Center, in the South Carolina Cherokee County Court of Common Pleas, against our subsidiary hospital located in Gaffney, South Carolina, challenging amounts charged for medical services by that South Carolina subsidiary to uninsured patients. Recently, the Supreme Court of South Carolina issued an order consolidating this action and all other similar cases against other defendants pending in South Carolina before a common trial court for purposes of discovery-related matters, class certification, and trial. The plaintiff seeks damages and injunctive relief on behalf of a purported class of uninsured patients treated at this subsidiary hospital.

On August 5, 2004, a lawsuit, Jose Manual Quintana v. Health Management Associates, Inc., was filed in the Circuit Court for the 11th Judicial Circuit in Miami-Dade County, Florida, which lawsuit alleges that HMA violates the State of Florida’s unfair trade practices laws by charging uninsured patients more than it charges insured patients. The plaintiff in the lawsuit seeks damages and injunctive relief on behalf of a purported class of uninsured patients treated in our facilities. We have challenged the plaintiff’s standing to bring this action. Discovery related to the standing issue is only underway.

These lawsuits are similar to other lawsuits filed throughout the country against hospitals regarding hospital charges to uninsured patients. We believe that the billing and collection practices at all of our subsidiary hospitals are appropriate, reasonable and in compliance with all applicable laws, rules and regulations and we intend to vigorously defend ourselves against the allegations contained in these lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on February 15, 2005 (the “2005 Annual Meeting”), our stockholders voted on the matters set forth below:

1. Eight directors of the company were elected. The number of shares that voted for the election of each such director and the number of shares that withheld authority to vote for each such director are set forth below:

	Votes For	Authority Withheld
William J. Schoen	167,180,646	496,756
Joseph V. Vumbacco	167,258,226	419,176
Kent P. Dauten	157,741,551	9,935,851
Donald E. Kiernan	157,975,019	9,702,383
Robert A. Knox	167,120,145	557,257
William Mayberry, M.D.	158,864,729	8,812,673
William C. Steere, Jr.	167,273,264	404,138
Randolph W. Westerfield, Ph.D.	158,975,967	8,701,435

2. Our stockholders voted to reject a labor union-sponsored stockholder proposal to limit the number of options that may be granted to any individual without stockholder approval. The reported number of shares that voted for, against and that abstained from voting on such proposal are as follows*:

Votes For	Votes Against	Abstain	Broker Non-Votes
6,392,829	161,154,425	130,146	0 (proxy contest)

3. Our stockholders voted to reject a labor union-sponsored stockholder proposal to adopt a policy to limit the amount that we may charge to low-income uninsured patients. The reported number of shares that voted for, against and that abstained from voting on such proposal are as follows*:

Votes For	Votes Against	Abstain	Broker Non-Votes
5,259,593	153,527,115	8,890,691	0 (proxy contest)

*	Included in the number of shares that voted for each of proposal 2 and proposal 3 above is an aggregate of approximately 3,858,100 shares owned as of the record date by a single institutional stockholder, which were voted on a proxy card supplied by the labor union-sponsoring such proposals. Such institutional stockholder has informed us that its shares were voted in error and that at the time it submitted its proxy it had intended to vote against each of proposal 2 and proposal 3. We believe that the proxy card provided by the labor union sponsoring proposal 2 and proposal 3 were confusingly similar to our proxy card, and that such proxy card provided by the labor union therefore violated Section 14 of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder (the “Federal Proxy Rules”), including Rule 14a-9 which prohibits false and misleading statements. We have informed the Securities and Exchange Commission of our dispute as well as of other potential violations of the Federal Proxy Rules that we believe the labor union committed in connection with its solicitation of proxies in support of proposal 2 and proposal 3. If the shares owned by the institutional shareholder had been voted as intended by this particular stockholder, the number of votes cast in favor of proposal 2 would have been 2,534,729 and the number of votes cast in favor of proposal 3 would have been 1,401,493.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See Index to Exhibits beginning on page 29 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: May 6, 2005	By:	/s/ Robert E. Farnham
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