Form 10-Q/A
period 2005-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2005-05-13
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

On May 10, 2005 Health Management Associates, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2005 (the “Form 10-Q”). The Form 10-Q contained a typographical error in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, with respect to the reported percentage increase in same hospital net revenue per adjusted admission for the three month period ended March 31, 2005. The remaining content of Item 2 was correct, as was the remaining content of the original Form 10-Q. The Company is filing this amendment on Form 10-Q/A to correct this typographical error. For presentation purposes, the Company is including the entire contents of the original Form 10-Q in this amendment, even though the only change from the original Form 10-Q filing made in this amendment is the correction of this typographical error.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q/A

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our net patient service revenue for the 2005 Period was $917.4 million as compared to $833.9 million for the 2004 Period. This represented an increase in net patient service revenue of $83.5 million or 10.0%. Hospitals in operation for the entire 2005 Period and 2004 Period, which we refer to as same hospitals, provided $31.4 million, or 37.6%, of the increase in net patient service revenue as a result of increases in admissions, surgeries and from rate increases. Included in the $31.4 million is approximately $2.6 million of revenue recognized for business interruption insurance related to the disruption caused by the four hurricanes that struck Florida in the fourth quarter of our fiscal year ended September 30, 2004. The remaining $52.1 million of the increase came from three hospitals we acquired in February 2005 and one hospital we acquired in October 2004.

Net revenue per adjusted admission at our same hospitals increased 0.5% for the 2005 Period from the 2004 Period. Contributing factors to the net revenue per adjusted admission increase included improvements in Medicare pricing as well as the effect of favorably renegotiated agreements with commercial providers.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: May 11, 2005	By:	/s/ Robert E. Farnham
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