Form 10-Q
period 2005-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2005-08-09
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

At August 4, 2005, 247,189,839 shares of the registrant’s Class A Common Stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,
	2005	2004
Revenue:
Net patient service revenue	$934,264	$817,341
Gains on sales of assets and insurance recoveries	19,039	—

Total revenue	953,303	817,341

Costs and expenses:
Salaries and benefits	356,072	315,776
Supplies and other	288,764	239,087
Provision for doubtful accounts	105,412	62,514
Depreciation and amortization	39,113	34,030
Rent expense	19,689	16,540
Interest, net	2,852	3,640

Total costs and expenses	811,902	671,587

Income before minority interests and income taxes	141,401	145,754
Minority interests in earnings of consolidated entities	838	1,580

Income before income taxes	140,563	144,174
Provision for income taxes	53,791	54,891

Net income	$86,772	$89,283

Net income per share:
Basic	$0.35	$0.37

Diluted	$0.35	$0.36

Dividends per share	$0.04	$0.02

Weighted average number of shares outstanding:
Basic	246,785	243,175

Diluted	250,654	247,136

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Nine months ended June 30,
	2005	2004
Revenue:
Net patient service revenue	$2,673,893	$2,407,801
Gains on sales of assets and insurance recoveries	19,039	—

Total revenue	2,692,932	2,407,801

Costs and expenses:
Salaries and benefits	1,041,608	943,922
Supplies and other	809,795	711,395
Provision for doubtful accounts	232,071	180,179
Depreciation and amortization	113,050	99,413
Rent expense	54,465	49,386
Interest, net	9,885	12,802

Total costs and expenses	2,260,874	1,997,097

Income before minority interests and income taxes	432,058	410,704
Minority interests in earnings of consolidated entities	2,399	4,115

Income before income taxes	429,659	406,589
Provision for income taxes	164,372	155,520

Net income	$265,287	$251,069

Net income per share:
Basic	$1.08	$1.04

Diluted	$1.07	$1.02

Dividends per share	$0.08	$0.06

Weighted average number of shares outstanding:
Basic	245,172	242,488

Diluted	248,925	246,901

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2005	September 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,211	$112,946
Accounts receivable, net	668,481	626,149
Supplies, prepaid expenses and other assets	156,624	159,142
Restricted funds	17,305	16,852
Deferred income taxes	45,574	26,505

Total current assets	997,195	941,594

Property, plant and equipment	2,774,905	2,374,201
Less: accumulated depreciation and amortization	(790,076)	(681,500)

Net property, plant and equipment	1,984,829	1,692,701

Restricted funds	76,960	55,942
Excess of cost over acquired net assets, net	858,895	748,156
Deferred income taxes	20,385	22,142
Deferred charges and other assets	51,782	46,753

Total assets	$3,990,046	$3,507,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166,155	$140,695
Accrued expenses and other liabilities	152,489	163,230
Income taxes payable	13,729	3,500
Deferred income taxes	6,665	2,964
Current maturities of long-term debt	10,036	9,742

Total current liabilities	349,074	320,131

Deferred income taxes	182,380	143,760
Other long-term liabilities	123,301	96,500
Long-term debt, less current maturities	1,004,286	925,518
Minority interests in consolidated entities	45,101	43,369

Total liabilities	1,704,142	1,529,278

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 269,678 and 265,981 shares issued at June 30, 2005 and September 30, 2004, respectively	2,697	2,660
Additional paid-in capital	506,874	445,270
Retained earnings	2,076,989	1,830,736

Less: treasury stock, 22,500 shares of common stock, at cost, at both June 30, 2005 and September 30, 2004	(300,656)	(300,656)

Total stockholders’ equity	2,285,904	1,978,010

Total liabilities and stockholders’ equity	$3,990,046	$3,507,288

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$265,287	$251,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,050	99,413
Provision for doubtful accounts	232,071	180,179
Minority interests in earnings of consolidated entities	2,399	4,115
Gains on sales of assets and insurance recoveries, net	(19,260)	(2,669)
Non-deferred financing costs	2,500	—
Deferred income tax expense	25,008	27,357
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(251,941)	(286,099)
Supplies, prepaid expenses and other current assets	10,478	(2,233)
Deferred charges and other assets	926	(4,830)
Accounts payable	25,601	5,390
Accrued expenses and other liabilities	(13,615)	6,481
Income taxes payable	22,211	21,628
Other long term liabilities	26,804	28,976

Net cash provided by operating activities	441,519	328,777

Cash flows from investing activities:
Acquisitions of facilities, net of cash acquired and purchase price adjustments	(341,874)	(517,774)
Additions to property, plant and equipment	(204,275)	(173,569)
Proceeds from sales of assets and insurance recoveries	26,575	4,509

Net cash used in investing activities	(519,574)	(686,834)

Cash flows from financing activities:
Proceeds from long-term debt	186,960	283,947
Principal payments on debt	(107,898)	(184,262)
Increases in restricted funds	(21,461)	(31,308)
Proceeds from issuance of common stock	49,658	26,262
Payments of financing costs	(3,501)	(1,486)
Cash distributions to minority interests	(667)	—
Payments of dividends	(28,771)	(14,822)

Net cash provided by financing activities	74,320	78,331

Net decrease in cash and cash equivalents	(3,735)	(279,726)
Cash and cash equivalents at beginning of period	112,946	395,338

Cash and cash equivalents at end of period	$109,211	$115,612

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

1. Basis of presentation

The condensed consolidated balance sheet as of September 30, 2004 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2004. The interim condensed consolidated financial statements as of June 30, 2005 and for the three and nine month periods ended June 30, 2005 and 2004 are unaudited; however, such interim financial statements reflect all adjustments (only consisting of those of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Due to the seasonal nature of our business, among other things, our results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2004.

The interim condensed consolidated financial statements include all assets, liabilities, revenue and expenses of certain entities that are controlled by us but not wholly-owned. Accordingly, we have recorded minority interests in the earnings and equity of such entities to reflect the ownership interests of such minority shareholders in the respective entities.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements. Actual results could differ from these estimates.

Certain amounts have been reclassified in the prior year to conform to the current year presentation.

2. Stock compensation

We elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Because the exercise price of each of our employee stock options has equaled the market price of the underlying stock on the date of grant, no compensation expense has been recognized under the provisions of APB Opinion No. 25. However, pro forma disclosure of alternative fair value accounting is required under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, utilizing an option valuation model. See Note 5.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Stock compensation (continued)

For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over the option’s vesting period. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$86,772	$89,283	$265,287	$251,069
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,531)	(3,012)	(8,460)	(8,826)

Pro forma net income	$84,241	$86,271	$256,827	$242,243

Pro forma net income per share:
Basic – as reported	$0.35	$0.37	$1.08	$1.04
Basic – pro forma	0.34	0.36	1.05	1.00
Diluted – as reported	0.35	0.36	1.07	1.02
Diluted – pro forma	0.34	0.35	1.04	1.00

3. Earnings per share

The following table sets forth the computations of basic and diluted earnings per common share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic earnings per share - net income	$86,772	$89,283	$265,287	$251,069
Effect of interest expense on convertible debt	—	—	1	—

Numerator for diluted earnings per share	$86,772	$89,283	$265,288	$251,069

Denominator:
Denominator for basic earnings per share - weighted average shares	246,785	243,175	245,172	242,488
Effect of dilutive securities:
Employee stock options	3,863	3,961	3,747	4,413
Convertible debt	6	—	6	—

Denominator for diluted earnings per share	250,654	247,136	248,925	246,901

Basic net income per share	$0.35	$0.37	$1.08	$1.04

Diluted net income per share	$0.35	$0.36	$1.07	$1.02

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions

Effective November 1, 2003, we acquired five hospitals with a total of 1,061 licensed beds. The five hospitals were: Seven Rivers Community Hospital, a 128-bed hospital located in Crystal River, Florida; Harton Regional Medical Center, a 137-bed hospital located in Tullahoma, Tennessee; University Medical Center, a two-campus 257-bed hospital located in Lebanon, Tennessee; Twin Rivers Regional Medical Center, a 116-bed hospital located in Kennett, Missouri; and Three Rivers Health Care, a two-campus 423-bed hospital located in Poplar Bluff, Missouri. The cash paid for this acquisition was approximately $505.4 million for property, plant and equipment and other non-current assets and approximately $9.4 million for working capital. As part of this acquisition, we also assumed approximately $36.2 million of liabilities. Separately, we purchased a free-standing MRI facility in June 2004 for approximately $3.0 million. We used available cash and amounts borrowed under our prior revolving credit agreement to fund the acquisitions completed during the nine months ended June 30, 2004.

Effective October 1, 2004, we acquired, via a long-term lease, Chester County Hospital, an 82-bed hospital located in Chester, South Carolina. The cash paid for this acquisition was approximately $20.5 million for the lease of property, plant and equipment and the acquisition of non-current assets and approximately $5.4 million for working capital. We funded this transaction using cash on hand.

Effective February 1, 2005, we acquired three hospitals with a total of 657 licensed beds. The three hospitals acquired were: Venice Hospital, a 312-bed hospital located in Venice, Florida; St. Joseph’s Hospital, a 212-bed hospital located in Port Charlotte, Florida; and St. Mary’s Hospital, a 133-bed hospital located in Norton, Virginia. The cash paid for this acquisition was approximately $251.4 million for property, plant and equipment and other non-current assets and approximately $31.9 million for working capital. We funded this transaction using a combination of cash on hand and borrowings of $180.0 million under our $600.0 million credit agreement.

Effective April 1, 2005, we acquired Bartow Memorial Hospital, a 56-bed hospital located in Bartow, Florida. The cash paid for this acquisition was approximately $31.9 million for property, plant and equipment and other non-current assets and approximately $0.8 million for working capital. We funded this transaction using cash on hand.

The acquisitions we completed during the nine months ended June 30, 2005 and 2004 were in furtherance of our business strategy to acquire hospitals in rural and non-urban areas of 30,000 to 400,000 people in the southeastern and southwestern United States and included our initial operations in the State of Missouri. Such transactions were accounted for using the purchase method of accounting. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition dates. In certain instances, such allocations are subject to refinement upon finalization of independent third party appraisals and settlements of working capital accounts. As a result of these acquisitions, we recognized goodwill because the final negotiated purchase prices exceeded the net tangible and intangible assets acquired.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions (continued)

The operating results of the above hospitals and the free-standing MRI facility have been included in our interim condensed consolidated financial statements from the date of each respective acquisition. The following unaudited combined pro forma financial information (i) gives effect to the aforementioned acquisitions for the three and nine months ended June 30, 2004 as if such acquisitions had closed on October 1, 2003 and (ii) provides that, for purposes of the three and nine months ended June 30, 2005, the acquisitions during the nine months ended June 30, 2005 are effected as if they closed on October 1, 2004.

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
	(in millions, except per share data)

Total revenue	$953.3	$891.9	$2,789.7	$2,672.7
Net income	86.8	83.6	257.2	234.8
Net income per share - basic	$0.35	$0.34	$1.05	$0.97
Net income per share – diluted	0.35	0.34	1.03	0.95

No effect has been given to cost reductions or operating efficiencies in the above presentation. Accordingly, the unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of the results that we would have obtained if the acquisitions had occurred at the beginning of the periods presented or that may occur in the future.

5. Recent accounting pronouncements

Stock-Based Compensation. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123. SFAS No. 123(R) also supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS No. 123(R) is similar to SFAS No. 123; however, SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Moreover, pro forma disclosure of the impact of stock-based compensation is no longer permitted as an alternative. SFAS No. 123(R) permits public companies to adopt its requirements using one of the following methodologies.

i)	a “modified prospective” approach wherein compensation cost is recognized beginning with SFAS No. 123(R)’s effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date that remain unvested on such date, or

ii)	a “modified retrospective” approach that includes all of the requirements of the modified prospective method and also permits entities to restate their financial statements based on the pro forma amounts previously disclosed pursuant to SFAS No. 123 in either (a) all prior periods presented or (b) prior interim periods in the year of adoption.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Recent accounting pronouncements (continued)

We intend to utilize the modified prospective methodology. On April 19, 2005, the Securities and Exchange Commission adopted a rule allowing registrants to implement SFAS No. 123(R) during the first interim or annual period of a registrant’s fiscal year that begins on or after June 15, 2005 rather than as of the beginning of the first interim or annual reporting period commencing after June 15, 2005 (i.e., as was originally proposed by the FASB). Accordingly, we plan to adopt SFAS No. 123(R) on October 1, 2005.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, the company recognizes no compensation cost for employee stock options. Therefore, our adoption of the fair value method under SFAS No. 123(R) will have a significant impact on the company’s results of operations; however, it will have no impact on the company’s consolidated financial position. The precise impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments we grant in the future (we are currently evaluating the utilization of stock options as a component of our employee compensation and retention strategies). Had we adopted SFAS No. 123(R) in prior periods, the impact of such accounting pronouncement would have approximated that which is described in the SFAS No. 123 pro forma disclosures at Note 2.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow item rather than as an operating cash flow item, as provided under current accounting standards. This change will reduce net operating cash flows and increase net financing cash flows in our statements of cash flows during the periods following adoption of SFAS No. 123(R). While we cannot estimate future amounts because they depend on, among other things, when employees exercise their stock options, we estimate that the amount of operating cash flows recognized during the year ended September 30, 2004 for such excess tax deductions was approximately $6 million.

Other Accounting Pronouncements. On September 30, 2004, the Emerging Issues Task Force affirmed its previous consensus regarding Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. Issue 04-8 requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the applicable convertible debt instrument has been met. Issue 04-8 became effective for reporting periods that ended after December 15, 2004 and retroactive restatement of earnings per share calculations was required for contingent convertible debt issuances outstanding at such date. See Note 6 for a description of actions we took with respect to our Zero-Coupon Convertible Senior Subordinated Notes due 2022 and our 1.50% Convertible Senior Subordinated Notes due 2023 to prevent the common stock underlying such notes from being immediately included in our diluted earnings per share calculations.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Recent accounting pronouncements (continued)

On December 15, 2003, the FASB issued an Exposure Draft entitled Earnings Per Share, an Amendment of FASB Statement No. 128 (the “Amendment”). The Amendment requires, in part, that for contracts that can be settled in either cash or shares, issuing entities should assume share settlement for purposes of calculating diluted earnings per share. In conjunction with the Amendment, the FASB determined that retroactive restatement of earnings per share was not required for contracts appropriately modified to eliminate share settlement prior to December 31, 2004. The Amendment was proposed to be effective for reporting periods that ended after December 15, 2004. See Note 6 for a description of actions we took with respect to our Zero-Coupon Convertible Senior Subordinated Notes due 2022 and our 1.50% Convertible Senior Subordinated Notes due 2023 to prevent the common stock underlying such notes from being immediately included in our diluted earnings per share calculations.

6. Long-term debt

2022 Notes. On January 28, 2002, we sold $330.0 million in face value of our Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”). The 2022 Notes and the New 2022 Notes, which are discussed below, are general unsecured obligations and are subordinated in right of payment to our existing and future indebtedness that is not expressly subordinated or equal in right of payment to such notes. Our 2023 Notes, which are also discussed below, rank equally with the 2022 Notes and the New 2022 Notes. The 2022 Notes and the New 2022 Notes mature on January 28, 2022, unless they are converted or redeemed earlier. Upon the occurrence of certain events, the 2022 Notes and the New 2022 Notes are convertible into shares of our common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of notes converted (such conversion rate is subject to adjustment in certain events). The accrual of the original issue discount on the 2022 Notes and the New 2022 Notes represents a yield to maturity of 0.875% per year calculated from January 28, 2002, excluding any contingent interest which could be payable under certain circumstances in accordance with the terms of such notes.

Holders of the 2022 Notes had the right to require us to purchase all or a portion of their 2022 Notes on January 28, 2005 at a cash purchase price per note of $862.07, plus accrued but unpaid interest to such date. In connection therewith, we paid approximately $19,000 to redeem a portion of the 2022 Notes put to us on such date. Holders may also require us to purchase all or a part of their 2022 Notes on January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per note of $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each respective purchase date. In addition, if we undergo certain types of fundamental changes on or before January 28, 2007, each holder of the 2022 Notes may require us to purchase all or a portion of their 2022 Notes. In either of the two aforementioned circumstances, we may elect to pay the purchase price to the holders in cash or common stock or a combination of cash and common stock. Furthermore, we may redeem all or a portion of the 2022 Notes at any time on or after January 28, 2007 for cash.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Long-term debt (continued)

New 2022 Notes. On December 29, 2004, we completed an exchange offer with respect to the 2022 Notes whereby holders of approximately 99.95% of the aggregate principal amount of the 2022 Notes outstanding exchanged their 2022 Notes for Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”). The New 2022 Notes have terms substantially similar to the terms of the 2022 Notes, except that: (i) upon conversion, we will pay holders cash equal to the accreted value of the New 2022 Notes being converted and the remainder will be paid in cash or shares of common stock, at our option; (ii) holders may also require us to repurchase their New 2022 Notes on January 28, 2006 for a purchase price per note of $869.62; (iii) the New 2022 Notes contain additional anti-dilution protection for cash dividends until January 28, 2007; (iv) the New 2022 Notes require us to pay only cash (in lieu of cash, common stock or a combination of cash and common stock) when the New 2022 Notes are repurchased by us at the option of the holders, whether on a specified purchase date or upon the occurrence of a fundamental change; and (v) contingent interest payable will be equal to 0.125% of the average price of the New 2022 Notes during the relevant period. Approximately $172,000 in principal face value of the 2022 Notes were not exchanged in the exchange offer. The common stock underlying the unexchanged portion of the 2022 Notes is included in our earnings per share calculations. The common stock underlying the New 2022 Notes is not considered immediately dilutive and is not included in our earnings per share calculations.

To the extent any holders of the New 2022 Notes exercise their January 28, 2006 put option, we intend to use amounts available under our long-term $600.0 million credit agreement to purchase such New 2022 Notes and, accordingly, we have not included any corresponding amount in current liabilities at June 30, 2005.

2023 Notes. On July 29, 2003 and August 8, 2003, we sold an aggregate of $575.0 million in face value of 1.50% Convertible Senior Subordinated Notes (the “2023 Notes”) that mature on August 1, 2023, unless they are converted or redeemed earlier. The 2023 Notes are general unsecured obligations and are subordinated in right of payment to our existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2023 Notes. The 2022 Notes and the New 2022 Notes rank equally with the 2023 Notes. Upon the occurrence of certain events, the 2023 Notes become convertible into shares of our common stock at a conversion rate of 36.5097 shares of common stock for each $1,000 principal amount of 2023 Notes converted (such conversion rate is subject to adjustment in certain events).

Holders of the 2023 Notes may require us to purchase all or a portion of the 2023 Notes on August 1, 2006, August 1, 2008, August 1, 2013 and August 1, 2018 for a cash purchase price per note equal to 100% of its principal face amount, plus accrued but unpaid interest to each respective purchase date. In addition, if we undergo certain types of fundamental changes on or before August 1, 2008, each holder of the 2023 Notes may require us to purchase, for cash, all or a portion of their 2023 Notes. Furthermore, we may redeem all or a portion of the 2023 Notes at any time on or after August 5, 2008 for a cash redemption price per note equal to its principal face amount, plus accrued but unpaid interest to the corresponding purchase date.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Long-term debt (continued)

On November 24, 2004, we completed a consent solicitation that amended the indenture governing the 2023 Notes to eliminate a provision that prohibited us from paying cash upon conversion of the 2023 Notes if an event of default, as defined in the indenture, exists at the time of conversion. On November 30, 2004, we further amended the indenture governing the 2023 Notes to provide that, in lieu of issuing shares of common stock upon a conversion event, we will satisfy any conversion of the 2023 Notes, up to their principal face amount, by making a cash payment. As a result of such modifications to the indenture governing the 2023 Notes, the common stock underlying such notes is not considered immediately dilutive and is not included in our earnings per share calculations.

7. Other significant matters

Effective June 30, 2005, we modified our bad debt reserve policy for self-pay accounts in order to reserve all those accounts at 120 days based upon our current collection rates (previously we reserved such accounts at 150 days). This policy modification reflects increases in underinsured and uninsured patient service volumes that have been experienced both by the company and the hospital industry as a whole. While we believe that the rate of increase for such patients has moderated in some markets, we do not believe that the level of underinsured and uninsured patients will revert to the historically lower levels. In light of this continuing industry trend, we believe that reserving self-pay accounts at 120 days is appropriate. In connection with this policy modification, the company recognized an increase in its provision for doubtful accounts of $35.3 million during the three and nine months ended June 30, 2005. This change in accounting estimate corresponded to net income and diluted earnings per share reductions of approximately $21.8 million and $0.09, respectively, during both such periods.

During the quarter ended September 30, 2004, four hurricanes and one tropical storm made landfall in Florida, where we own and operate a number of hospitals. Hurricane damage and disruption to our hospitals located in the affected areas, as well as to employees’ homes, local businesses and physicians’ offices, was extensive. One of our hospitals in South Carolina also suffered hurricane-related damage. We are insured for property damage and business interruption losses and, in connection therewith, we have been working closely with our insurance providers in order to resolve and settle hurricane-related claims. We expect to recover the amounts claimed and to be claimed, including property damage and business interruption losses, subject to policy deductibles. The interim condensed consolidated financial statements for the three months ended June 30, 2005 include approximately $4.1 million of revenue attributable to insurance claim recovery gains for renovations and equipment replacement. The interim condensed consolidated financial statements for the nine months ended June 30, 2005 include approximately $10.7 million and $4.1 million of revenue attributable to business interruption proceeds and the aforementioned insurance claim recovery gains, respectively.

During the quarter ended June 30, 2005, the company also recognized approximately $14.9 million of revenue attributable to gains on dispositions of a medical office building and land in Jackson, Mississippi and two home health agencies. Historically, these disposed assets contributed nominally to our operating results.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Contingencies

On August 5, 2004, a lawsuit, Jose Manual Quintana v. Health Management Associates, Inc., was filed in the Circuit Court for the 11th Judicial Circuit in Miami-Dade County, Florida, alleging that the company was in violation of the State of Florida’s unfair trade practices laws by charging uninsured patients more than it charges insured patients. The plaintiff in this lawsuit seeks damages and injunctive relief on behalf of a purported class of uninsured patients treated in our facilities. We have challenged the plaintiff’s standing to bring this action. Discovery related to the standing issue is underway.

On September 3, 2004, a lawsuit, Olga S. Estrada v. Health Management Associates, Inc., was initiated in the Court of Common Pleas in Cherokee County, South Carolina. This case was subsequently transferred to the United States District Court for the District of South Carolina, Spartanburg Division. The plaintiff subsequently dismissed this lawsuit and on December 17, 2004, commenced a new lawsuit, Olga S. Estrada v. Gaffney H.M.A., Inc., d/b/a Upstate Carolina Medical Center, in the South Carolina Cherokee County Court of Common Pleas, against our subsidiary hospital located in Gaffney, South Carolina, challenging amounts charged for medical services by our South Carolina subsidiary to uninsured patients. The Supreme Court of South Carolina thereafter issued an order consolidating this action and all other similar cases against other defendants pending in South Carolina before a common trial court for purposes of discovery-related matters, class certification and trial. The plaintiff seeks damages and injunctive relief on behalf of a purported class of uninsured patients treated at our subsidiary hospital.

The above lawsuits are similar to other lawsuits filed against hospitals throughout the country regarding charges to uninsured patients. We believe that the billing and collection practices at all of our subsidiary hospitals are appropriate, reasonable and in compliance with all applicable laws, rules and regulations and we intend to vigorously defend ourselves against the allegations contained in the above lawsuits. As it is not possible to estimate our ultimate loss, if any, relative to such lawsuits, no loss accruals have been recorded for these matters at either June 30, 2005 or September 30, 2004.

We are also a party to various other legal actions arising out of the normal course of our businesses. We believe that the ultimate resolution of such other actions will not have a material adverse effect on our financial position, results of operations or liquidity. Nevertheless, due to the uncertainties inherent in litigation, the ultimate disposition of these actions cannot be presently determined.

9. Subsequent events

On July 29, 2005, we repaid $50 million under our long-term $600.0 million credit agreement, thereby reducing the outstanding balance as of such date to $30 million.

On August 2, 2005, we announced that our Board of Directors declared a quarterly cash dividend of $0.04 per share on our common stock, payable on September 6, 2005, to stockholders of record at the close of business on August 12, 2005. Furthermore, on August 3, 2005 we announced that our Board of Directors approved a program to repurchase up to ten million shares of our common stock. Purchases will be made from time to time in the open market and will continue until all such shares are repurchased or until we decide to terminate the repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

During our third quarter ended June 30, 2005, which we refer to as the 2005 Period, we reported net patient service revenue growth over our third quarter ended June 30, 2004, which we refer to as the 2004 Period, of 14.3%; however, net income and net income per diluted share both declined by 2.8% during the 2005 Period as compared to the 2004 Period. Enhanced 2005 Period net patient service revenue resulted from increases in hospital admissions, surgeries and reimbursement rates, as well as the inclusion of revenue from hospitals acquired by us since April 1, 2004. The 2005 Period was adversely impacted by a modification in our bad debt reserve policy for self-pay accounts, which resulted in an increase in bad debt expense of approximately $35.3 million. See Note 7 to the interim condensed consolidated financial statements.

Same hospital admissions increased 2.3% in the 2005 Period compared to the 2004 Period. Our hospitals continue to add physicians to their medical staffs and medical equipment to their hospitals in order to meet the needs of the communities they serve. We believe that, over time, these investments, coupled with improved demographics, have resulted in, and will continue to result in, same hospital admissions increases.

Outpatient services continue to play an important role in the delivery of health care in our markets, with roughly half of our net patient service revenue during the 2005 Period generated on an outpatient basis. We continue to focus on emergency room services and diagnostic imaging services to meet the needs of the communities we serve and have invested capital in nearly every one of our hospitals over the last five years in one of these two areas. Reflective of this continuous focus, our same hospital adjusted admissions, which adjusts admissions for outpatient volume, increased 3.4% in the 2005 Period compared to the 2004 Period.

During the 2004 Period, our surgery volumes were affected by changes in physician practices related to increased expenses for malpractice costs and declining or flat reimbursement rates. Outpatient gastrointestinal, ENT and ophthalmology surgeries were impacted most severely as physicians moved a number of these procedures into their offices. We believe that while this trend has affected the number of surgeries performed at our hospitals, it has not had a material impact on our results of operations. Notwithstanding the unfavorable 2004 Period trend, our same hospital surgeries increased 7.2% in the 2005 Period when compared to the 2004 Period, due in part to surgeries performed by newly recruited physicians.

Our bad debt expense in the 2005 Period increased 370 basis points to 11.3% of net patient service revenue compared to 7.6% of net patient service revenue in the 2004 Period. Substantially all of the 2005 Period increase is attributable to the modification of our bad debt reserve policy described above (i.e., excluding the impact of such modification, the 2005 Period bad debt expense rate was nominally below the corresponding 2004 Period rate). We believe that our recurring bad debt expense as a percentage of net patient service revenue is generally lower than our industry peer group average because our longstanding and consistently applied bad debt and charity care policies result in a higher percentage of uninsured patients’ accounts being written off as charity or indigent accounts instead of as bad debts. We further believe that these policies result in the appropriate recognition of net revenue and bad debt expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. This general industry trend has also affected us, with our same hospital self-pay admissions increasing to 7.0% of total admissions in the 2005 Period compared to 6.6% for the 2004 Period. We continually evaluate our policies and programs in light of these trends and consider changes or modifications to our policies as circumstances warrant.

Critical Accounting Policies and Estimates Update

Provision for Doubtful Accounts

As discussed in Note 7 to the interim condensed consolidated financial statements, we modified our bad debt reserve policy for self-pay accounts during the quarter ended June 30, 2005 in order to reserve all those accounts at 120 days (previously we reserved such accounts at 150 days). This accounting policy modification was based upon our current collection rates and reflects the increase in underinsured and uninsured patient service volumes that have been experienced both by the company and the hospital industry as a whole.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2005 Period Compared to the 2004 Period

The following tables summarize our results of operations for the three months ended June 30, 2005 and 2004 (unaudited):

	Three months ended June 30,
	2005		2004
	Amounts	Percent of total revenue	Amounts		Percent of total revenue
	(in thousands)		(in thousands)
Revenue:
Net patient service revenue	$934,264	98.0%	$817,341		100.0%
Gains on sales of assets and insurance recoveries	19,039	2.0%	—		—

Total revenue	953,303	100.0%	817,341		100.0%

Costs and expenses:
Salaries and benefits	356,072	37.4%	315,776		38.6%
Supplies and other	288,764	30.3%	239,087		29.3%
Provision for doubtful accounts	105,412	11.1%	62,514		7.6%
Depreciation and amortization	39,113	4.1%	34,030		4.2%
Rent expense	19,689	2.1%	16,540		2.0%
Interest, net	2,852	0.3%	3,640		0.4%

Total costs and expenses	811,902	85.2%	671,587		82.2%

Income before minority interests and income taxes	141,401	14.8%	145,754		17.8%
Minority interests in earnings of consolidated entities	838	0.1%	1,580		0.2%

Income before income taxes	140,563	14.7%	144,174		17.6%
Provision for income taxes	53,791	5.6%	54,891		6.7%

Net income	$86,772	9.1%	$89,283		10.9%

	Three months ended June 30,		Change		Percent change
	2005	2004
Same Hospitals
Occupancy	45.9%	44.1%	180 bps	*	n/a
Patient days	305,453	297,146	8,307		2.8%
Admissions	70,917	69,327	1,590		2.3%
Adjusted admissions	118,792	114,885	3,907		3.4%
Total surgeries	64,658	60,308	4,350		7.2%
Outpatient revenue percentage	48.9%	48.3%	60 bps		n/a
Inpatient revenue percentage	51.1%	51.7%	(60) bps		n/a

Total Hospitals
Occupancy	45.7%	45.4%	30 bps		n/a
Patient days	345,231	312,639	32,592		10.4%
Admissions	76,858	69,427	7,431		10.7%
Adjusted admissions	128,666	114,905	13,761		12.0%
Total surgeries	70,006	60,308	9,698		16.1%
Outpatient revenue percentage	49.8%	48.7%	110 bps		n/a
Inpatient revenue percentage	50.2%	51.3%	(110)bps		n/a

*	basis points

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our net patient service revenue for the 2005 Period was $934.3 million as compared to $817.3 million for the 2004 Period. This change represented an increase of $117.0 million or 14.3%. Hospitals in operation for the entire 2005 Period and the 2004 Period, which we refer to as same hospitals, provided $41.5 million, or 35.5%, of the increase in net patient service revenue as a result of increases in admissions, surgeries and reimbursement rates. The remaining $75.5 million increase in net patient service revenue came from three hospitals we acquired in February 2005 and individual hospitals we acquired in October 2004 and April 2005, offset slightly by decreases in other miscellaneous revenue.

Net patient service revenue per adjusted admission at our same hospitals increased 1.7% for the 2005 Period as compared to the 2004 Period. Contributing factors to such increase included improvements in Medicare pricing, as well as the effect of favorably renegotiated agreements with commercial providers.

During the 2005 Period, the company recognized approximately $14.9 million of revenue attributable to gains on dispositions of a medical office building and land in Jackson, Mississippi and two home health agencies. Additionally, during such period the company recorded revenue attributable to insurance claim recovery gains for renovations and equipment approximating $4.1 million. See Note 7 to the interim condensed consolidated financial statements.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Our charity care and indigent write-offs were $147.2 million or 4.5% of gross patient service revenue for the 2005 Period and $105.9 million or 4.0% of gross revenue during the 2004 Period. The policy and practice at each of our hospitals is to write off a patient’s entire account balance upon determining that the patient qualifies under a hospital’s charity care and/or indigent policy. We believe that our practice of timely recognition of charity and indigent accounts results in the appropriate recognition of net revenue and bad debt expense. Effective June 30, 2005, our bad debt policy was to reserve 100% of all self-pay accounts receivable greater than 120 days old (prior thereto, the policy was to reserve 100% when the account balance reached 150 days old). For other non-governmental accounts receivable over 150 days old, we also reserve 100% of the account balance. We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, contributes greatly to our effective accounts receivable management. Our hospitals also work diligently to help uninsured patients qualify for Medicaid, charity care, and other state and local assistance programs.

Consolidated salaries and benefits decreased as a percent of net patient service revenue to 38.1% for the 2005 Period from 38.6% for the 2004 Period due to our Chief Nursing Officers effectively managing their staffs. Same hospital salaries and benefits decreased from 37.9% of net patient service revenue in the 2004 Period to 36.7% in the 2005 Period. We believe that this decrease is a result of our continued effective management of salary costs in response to varying patient volumes and acuity.

Supplies and other costs increased as a percent of net patient service revenue to 30.9% for the 2005 Period from 29.3% for the 2004 Period. The percentage increase was due to higher costs at the hospital we acquired in October 2004, the three hospitals we acquired in February 2005 and the hospital we acquired in April 2005, as well as higher supply costs for surgical procedures (e.g., orthopedic implants, drug-eluting stents, etc.) which demonstrated significant volume increases during the 2005 Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our effective income tax rates were approximately 38.3% and 38.1% for the 2005 Period and the 2004 Period, respectively.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

The following tables summarize our results of operations for the nine months ended June 30, 2005 and 2004 (unaudited):

	Nine months ended June 30,
	2005		2004
	Amounts	Percent of total revenue	Amounts		Percent of total revenue
	(in thousands)		(in thousands)
Revenue:
Net patient service revenue	$2,673,893	99.3%	$2,407,801		100.0%
Gains on sales of assets and insurance recoveries	19,039	0.7%	—		—

Total revenue	2,692,932	100.0%	2,407,801		100.0%

Costs and expenses:
Salaries and benefits	1,041,608	38.7%	943,922		39.2%
Supplies and other	809,795	30.1%	711,395		29.5%
Provision for doubtful accounts	232,071	8.6%	180,179		7.5%
Depreciation and amortization	113,050	4.2%	99,413		4.1%
Rent expense	54,465	2.0%	49,386		2.1%
Interest, net	9,885	0.4%	12,802		0.5%

Total costs and expenses	2,260,874	84.0%	1,997,097		82.9%

Income before minority interests and income taxes	432,058	16.0%	410,704		17.1%
Minority interests in earnings of consolidated entities	2,399	0.1%	4,115		0.2%

Income before income taxes	429,659	16.0%	406,589		16.9%
Provision for income taxes	164,372	6.1%	155,520		6.5%

Net income	$265,287	9.9%	$251,069		10.4%

	Nine months ended June 30,		Change		Percent change
	2005	2004
Same Hospitals
Occupancy	48.0%	47.4%	60 bps	*	n/a
Patient days	819,278	823,622	(4,344)		-0.5%
Admissions	190,578	190,182	396		0.2%
Adjusted admissions	307,970	302,376	5,594		1.9%
Total surgeries	168,067	161,099	6,968		4.3%
Outpatient revenue percentage	47.1%	46.6%	50 bps		n/a
Inpatient revenue percentage	52.9%	53.4%	(50) bps		n/a

Total Hospitals
Occupancy	47.7%	48.3%	(60) bps		n/a
Patient days	1,033,473	983,321	50,152		5.1%
Admissions	230,017	215,597	14,420		6.7%
Adjusted admissions	377,555	347,416	30,139		8.7%
Total surgeries	198,032	179,614	18,418		10.3%
Outpatient revenue percentage	47.6%	47.5%	10 bps		n/a
Inpatient revenue percentage	52.4%	52.5%	(10) bps		n/a

*	basis points

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our net patient service revenue for the nine months ended June 30, 2005, which we refer to as the 2005 Nine Month Period, was $2,673.9 million as compared to $2,407.8 million for the nine months ended June 30, 2004, which we refer to as the 2004 Nine Month Period. This change represented an increase of $266.1 million or 11.1%. Hospitals in operation for the entire 2005 Nine Month Period and the 2004 Nine Month Period, which we refer to as same hospitals, provided $82.6 million, or 31.0%, of the increase in net patient service revenue as a result of increases in admissions, surgeries and reimbursement rates. Included in the $266.1 million is approximately $10.7 million of revenue for business interruption insurance proceeds related to four hurricanes and a tropical storm that struck Florida in the fourth quarter of our fiscal year ended September 30, 2004. The remaining $172.8 million of the increase came from the inclusion of revenue from five hospitals we acquired in November 2003, individual hospitals we acquired in October 2004 and April 2005, and three hospitals we acquired in February 2005, offset slightly by decreases in other miscellaneous revenue.

Net patient service revenue per adjusted admission at our same hospitals increased 2.0% for the 2005 Nine Month Period as compared to the 2004 Nine Month Period. Contributing factors to such increase included improvements in Medicare pricing, as well as the effect of favorably renegotiated agreements with commercial providers.

During the 2005 Nine Month Period, the company recognized approximately $19.0 million of revenue attributable to gains on sales of assets and insurance recoveries. See the discussion of such matters above under the 2005 Period Compared to the 2004 Period and Note 7 to the interim condensed consolidated financial statements.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Our charity care and indigent write-offs were $412.0 million or 4.4% of gross patient service revenue for the 2005 Nine Month Period and $301.6 million or 3.8% of gross patient service revenue during the 2004 Nine Month Period. Certain of our significant policies and practices regarding charity and indigent care and bad debt expense recognition are discussed above under the 2005 Period Compared to the 2004 Period.

Our bad debt expense in the 2005 Nine Month Period increased 120 basis points to 8.7% of net patient service revenue compared to 7.5% of net patient service revenue in the 2004 Nine Month Period. Substantially all of the 2005 Nine Month Period increase is attributable to the modification of our bad debt reserve policy discussed at Note 7 to the interim condensed consolidated financial statements (i.e., excluding the impact of such modification, the 2005 Nine Month Period bad debt expense rate was nominally below the corresponding 2004 Nine Month Period rate).

Consolidated salaries and benefits decreased as a percent of net patient service revenue to 39.0% for the 2005 Nine Month Period from 39.2% for the 2004 Nine Month Period. Same hospital salaries and benefits decreased from 38.3% of net patient service revenue in the 2004 Nine Month Period to 37.6% during the 2005 Nine Month Period. We believe that these decreases are a result of our continued effective management of salary costs in response to varying patient volumes and acuity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Supplies and other costs increased as a percent of net patient service revenue to 30.3% for the 2005 Nine Month Period from 29.5% for the 2004 Nine Month Period. The percentage increase was due to higher costs at the hospital we acquired in October 2004, the three hospitals we acquired in February 2005 and the hospital we acquired in April 2005, as well as higher supply costs for surgical procedures (e.g., orthopedic implants, drug-eluting stents, etc.) which demonstrated significant volume increases during the 2005 Nine Month Period.

Our effective income tax rates were approximately 38.3% and 38.2% for the 2005 Nine Month Period and the 2004 Nine Month Period, respectively.

Liquidity and Capital Resources

Liquidity

Our cash flows from operations provide the primary source of funding for our ongoing cash needs. We have historically utilized cash on hand, credit facility borrowings and proceeds from debt issuances, or a combination thereof, to fund acquisitions.

The following is an unaudited summary of our cash flows for the 2005 Nine Month Period and the 2004 Nine Month Period (in millions).

	2005 Nine Month Period	2004 Nine Month Period
Sources (uses) of cash and cash equivalents
Operating activities	$441.5	$328.8
Investing activities	(519.5)	(686.8)
Financing activities	74.3	78.3

Net decrease in cash and equivalents	$(3.7)	$(279.7)

2005 Nine Month Period Cash Flows Compared to 2004 Nine Month Period Cash Flows

Operating Activities

Our cash flows from operating activities increased $112.7 million or 34.3% during the 2005 Nine Month Period when compared to the 2004 Nine Month Period. Enhanced profitability and management of our working capital led to the increased cash flows from operating activities during the 2005 Nine Month Period.

Uses of cash attributable to accounts receivable in the 2005 Nine Month Period and the 2004 Nine Month Period were $19.9 million and $105.9 million, respectively, resulting in an increase to net cash flows from operating activities of $86.0 million in the 2005 Nine Month Period as compared to the 2004 Nine Month Period. In both periods, acquisitions accounted for the majority of the increases in accounts receivable. Days sales outstanding, which was favorably impacted by the modification to our bad debt reserve policy, declined to 65 days at the end of the 2005 Nine Month Period compared to 70 days at the end of the 2004 Nine Month Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (continued)

Investing Activities

Cash used in investing activities during the 2005 Nine Month Period consisted primarily of (i) $341.9 million, in the aggregate, for the hospital we acquired in October 2004, the three hospitals we acquired in February 2005 and the hospital we acquired in April 2005 and (ii) $204.3 million for additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with two ongoing hospital replacement projects. Offsetting these cash outlays were cash receipts of approximately $26.6 million from sales of assets and insurance recoveries.

During the 2004 Nine Month Period, cash used in investing activities consisted primarily of $517.8 million for the five hospitals we acquired in November 2003 and $173.6 million for additions to property, plant and equipment. These additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with three hospital replacement projects.

Financing Activities

Cash provided by financing activities during the 2005 Nine Month Period included borrowings of $180.0 million under our $600.0 million credit agreement for the acquisition of three hospitals in February 2005. Proceeds from exercises of stock options provided an additional $49.7 million during such period. Principal payments on debt and payments of financing costs used $107.9 million and $3.5 million, respectively, of cash during the 2005 Nine Month Period. Additionally, payments of dividends and an increase in restricted funds aggregated $50.2 million during such period and represented uses of cash.

Cash provided by financing activities during the 2004 Nine Month Period included borrowings of $275.0 million under our prior revolving credit agreement for the acquisition of five hospitals in November 2003, net of the repayment of $175.0 million of such debt during the same period. Proceeds from exercises of stock options provided an additional $26.3 million during the 2004 Nine Month Period. Payments of dividends and an increase in restricted funds aggregated $46.1 million in the 2004 Nine Month Period and represented the primary use of cash from financing activities during such period.

Capital Expenditures

We currently have several hospital renovation and expansion projects underway. We do not believe that any of these projects is individually significant or that they represent, in the aggregate, a significant commitment of our resources. In addition to our ongoing renovation and expansion projects, over the course of the next two years we plan to replace two of our existing hospitals (Brooksville, Florida; and Carlisle, Pennsylvania) and complete construction of our Collier Regional Medical Center in southeast Collier County, Florida. At June 30, 2005, we had invested approximately $76 million in these projects. Within the next year, we anticipate spending between $100 million and $120 million for new and replacement hospital construction. We intend to fund such projects with available cash balances and cash provided by operating activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Dividends and Stock Repurchase Program

On August 2, 2005, we announced that our Board of Directors declared a quarterly cash dividend of $0.04 per share on our common stock, payable on September 6, 2005, to stockholders of record at the close of business on August 12, 2005. Furthermore, on August 3, 2005 we announced that our Board of Directors approved a program to repurchase up to ten million shares of our common stock. Purchases will be made from time to time in the open market and will continue until all such shares are repurchased or until we decide to terminate the repurchase program. We intend to fund such dividend payments and our stock repurchase program, at our discretion, with available cash balances, cash provided by operating activities and amounts available under our $600.0 million credit agreement.

Capital Resources

Credit Facilities

We currently have a five year credit agreement with a syndicate of banks that expires on May 14, 2009. The credit agreement allows us to borrow, on a revolving unsecured basis, up to $600.0 million (including standby letters of credit). The credit agreement requires our subsidiaries (other than certain exempted subsidiaries) to guarantee the borrowings thereunder in the event our credit rating falls below certain thresholds. Under the credit agreement, we can elect whether the interest rate we pay is based on the prime rate or the LIBOR rate. Our effective interest rate includes a spread above the base rate we select and is subject to modification in the event our debt rating changes. Such effective interest rate and our credit availability under the credit agreement at June 30, 2005 were 3.1% and $520 million, respectively. On July 29, 2005, we repaid $50 million under the credit agreement, thereby increasing our availability to $570 million on such date.

Under the terms of the credit agreement, we are obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, the credit agreement contains covenants that, without the prior consent of the lenders, limit certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional money, make guarantees and grant security interests. We are also required to comply with certain financial covenants, which are calculated at June 30, 2005 as follows:

	Requirement	Level
Maximum permitted consolidated leverage ratio	< 3.00 to 1.00	1.50 to 1.00
Minimum required consolidated interest coverage ratio	> 3.00 to 1.00	27.80 to 1.00

At June 30, 2005, we were in compliance with the above covenants.

We also have a $15.0 million unsecured revolving working capital credit agreement with a commercial bank. Such credit agreement contains covenants and restrictions similar to our $600.0 million credit agreement. This working capital credit facility is tied to our cash management system and renews annually each November 1st. We pay interest monthly on any outstanding balance at a variable rate not to exceed the bank’s prime rate less 0.25%. The effective interest rate under this working capital credit agreement at June 30, 2005 was 6.0%; however, at such date, we did not have any amounts outstanding thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outstanding Long-Term Debt Securities

New 2022 Notes. To the extent any holders of the New 2022 Notes (as such debt securities are described in Note 6 to the interim condensed consolidated financial statements) exercise their January 28, 2006 put option, we intend to use amounts available under our $600.0 million credit agreement to purchase such New 2022 Notes.

2023 Notes. To the extent any holders of the 2023 Notes (as such debt securities are described in Note 6 to the interim condensed consolidated financial statements) exercise their August 1, 2006 put option, we intend to use available cash balances, cash provided by operating activities and amounts available under our $600.0 million credit agreement to purchase such 2023 Notes.

Off-Balance Sheet Arrangements

During the nine months ended June 30, 2005, there was no material change to the information provided by us in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2004.

Forward-Looking Statements

Certain statements contained in this quarterly report, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, income or loss, capital expenditures, capital structure, other financial items, statements regarding our plans and objectives for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and statements which are other than statements of historical fact.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•	possible changes in the levels and terms of reimbursement by government programs, including Medicare, Medicaid or other third party payors;

•	changes in existing laws or governmental regulations or our failure to comply with any laws or governmental regulations;

•	our ability to successfully integrate recent and future acquisitions;

•	competition;

•	demographic changes;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Statements (continued)

•	increases in the number of uninsured and under-insured patients that seek health care services in our hospitals;

•	technological and pharmaceutical improvements that increase our cost of providing, or reduce the demand for, our services;

•	our ability to attract and retain qualified personnel, including physicians;

•	our ability to finance growth on favorable terms; and

•	the occurrence of natural disasters.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended June 30, 2005, there was no material change to the quantitative and qualitative disclosures about market risks presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2004.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Descriptions of the material legal proceedings to which the company is a party are set forth in Note 8 to the interim condensed consolidated financial statements contained in this quarterly report and are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

On May 24, 2005, we granted to each of Kent P. Dauten, Donald E. Kiernan, Robert A. Knox, William E. Mayberry, M.D., William C. Steere, Jr. and Randolph W. Westerfield, Ph.D., each an independent director, a stock option to purchase up to 5,000 shares of our common stock. The exercise price for the common stock underlying each stock option award was $24.75, the market price of our common stock on the date of grant. The form of Director Stock Option Agreement with respect to such grants was previously filed with the company’s Annual Report on Form 10-K for the year ended September 30, 2004 as Exhibit 10.35.

Item 6. Exhibits.

See Index to Exhibits beginning on page 29 of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: August 9, 2005	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(3) (i) Articles of Incorporation

3.1	Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

3.2	Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

(ii)	By-laws

3.3	By-laws, as amended, previously filed and included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

(4) Instruments defining the rights of security holders, including indentures

4.1	Specimen Stock Certificate, previously filed and included as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

4.2	Credit Agreement dated as of May 14, 2004 among Health Management Associates, Inc., Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, JPMorgan Chase Bank and Suntrust Bank, as Co-Documentation Agents, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Managers, previously filed and included as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

4.3	Credit Agreement dated March 23, 2000 between Health Management Associates, Inc. and First Union National Bank pertaining to the Company’s working capital and cash management line of credit, previously filed and included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

4.4	Indenture dated as of January 28, 2002, by and between Health Management Associates, Inc. and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee, pertaining to the Company’s Zero-Coupon Convertible Senior Subordinated Notes due 2022 (includes form of Zero-Coupon Convertible Senior Subordinated Note due 2022), previously filed and included as Exhibit 4(a) to the Company’s Current Report on Form 8-K dated January 28, 2002, is incorporated herein by reference.

INDEX TO EXHIBITS (continued)

4.5	Indenture dated as of July 29, 2003 between Health Management Associates, Inc. and Wachovia Bank, National Association, as Trustee, pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023 (includes form of 1.50% Convertible Senior Subordinated Note due 2023), previously filed and included as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-109756), is incorporated herein by reference.

4.6	First Supplemental Indenture between Health Management Associates, Inc. and Wachovia Bank, National Association, as Trustee, dated as of November 24, 2004, to Indenture dated as of July 29, 2003 pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

4.7	Second Supplemental Indenture between Health Management Associates, Inc. and Wachovia Bank, National Association, as Trustee, dated as of November 30, 2004, to Indenture dated as of July 29, 2003 pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

4.8	Indenture, dated as of December 30, 2004, between Health Management Associates, Inc. and Wachovia Bank, National Association, as Trustee, dated as of December 30, 2004 pertaining to the Company’s Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (includes form of Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022), previously filed and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2004, is incorporated herein by reference.

(10) Material Contracts

10.1	Summary of Fiscal Year 2005 Board of Directors’ Compensation/Fees.

10.2	Summary of Fiscal Year 2005 Executive Officer Compensation.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 1350 Certifications.