Form 10-K
period 2005-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2005-12-29
CIK 792985

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to __________________

Commission File Number 001-11141

HEALTH MANAGEMENT ASSOCIATES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	61-0963645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5811 Pelican Boulevard, Suite 500 Naples, Florida	34108-2710
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (239) 598-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Zero-Coupon Convertible Senior Subordinated Notes due 2022
Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022
1.50% Convertible Senior Subordinated Notes due 2023

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☒	NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐	NO ☒

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☒	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

As of December 13, 2005, there were 240,420,620 shares of the registrant’s Class A Common Stock, par value $0.01 per share outstanding. As of March 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $6,268,920,747 as determined by reference to the listed price of the registrant’s Class A Common Stock as of the close of business on such day.  For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.

Portions of the registrant’s definitive proxy statement, to be issued in connection with the Annual Meeting of Stockholders of the registrant to be held on February 21, 2006, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
HEALTH MANAGEMENT ASSOCIATES, INC.

Year ended September 30, 2005

Note:

Portions of the registrant’s definitive proxy statement, to be issued in connection with the Annual Meeting of Stockholders of the registrant to be held on February 21, 2006, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report.

i

PART I

Item 1.	Business

Overview

          Through our subsidiaries, we own and operate general acute care hospitals and psychiatric hospitals in non-urban communities. As of September 30, 2005, we operated 57 hospitals, consisting of 55 acute care hospitals with a total of 8,128 licensed beds and two psychiatric hospitals with a total of 182 licensed beds.  Our fiscal year runs from October 1st through September 30th.  During the year ended September 30, 2005, which we refer to as fiscal year 2005, we operated facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia. Our general acute care hospitals contributed substantially all of our consolidated net patient service revenue during fiscal year 2005.

          Services provided by our hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, behavioral health services and psychiatric care. We also provide outpatient services such as one-day surgery, laboratory, x-ray, respiratory therapy, cardiology and physical therapy.  In addition, some of our hospitals provide specialty services in, among other areas, cardiology (e.g., open-heart surgery), neuro-surgery, oncology, radiation therapy, CT scanning, MRI imaging, lithotripsy and full-service obstetrics. Our facilities benefit from centralized corporate resources, such as purchasing, information services, finance and control systems, legal services, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

          Our Class A common stock is listed on the New York Stock Exchange under the symbol “HMA,” and is included within the Standard and Poor’s 500 Index. On January 12, 2005, for the fourth consecutive year, we were named to the Forbes Platinum 400 - The Best Big Companies in America.  We were incorporated in Delaware in 1979 but began operations through a subsidiary of ours that was formed in 1977.  We became a public company in 1991.

Acquisitions and Other Recent Activity

          We proactively identify acquisition targets in addition to responding to requests for proposals from entities that are seeking to sell or lease hospital facilities. As a result, we generally enter into several agreements to acquire hospital facilities during each fiscal year. Generally, at any given time, we are actively involved in negotiations concerning possible acquisitions.  Pending and recently completed transactions are set forth below.

Pending

•

On December 27, 2005, we announced the negotiation of an agreement to acquire St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia.  Pursuant to applicable state law, the execution of a definitive purchase agreement and closing of the transaction are subject to review and approval by the Georgia Attorney General’s office.

•

On November 7, 2005, we announced the negotiation of an agreement to acquire Barrow Community Hospital, a 56-bed general acute care hospital in Winder, Georgia.  On December 22, 2005, the Georgia Attorney General’s office approved the transaction and we expect that it will close on or about December 31, 2005.

•

On November 3, 2005, we announced the execution of a definitive agreement to acquire 80% of Orlando Regional St. Cloud Hospital, an 84-bed general acute care hospital in St. Cloud, Florida.  Orlando Regional Healthcare, a not-for-profit organization, will retain a 20% ownership interest in the hospital.  We expect that this transaction will close on or before January 31, 2006.

•

Following receipt of final certificate of need approval from the State of Florida’s Agency for Health Care Administration and other necessary approvals, we broke ground on our 100-bed Collier Regional Medical Center in Naples, Florida on September 8, 2005.  We expect that construction of this facility will be completed in the Fall of 2006.

•	Construction of a replacement hospital in Carlisle, Pennsylvania was approximately 90% complete at September 30, 2005. We anticipate that this facility will be completed in January 2006.

•	We plan to divest Williamson Memorial Hospital in Williamson, West Virginia during the year ending September 30, 2006.

Completed

•	Effective December 1, 2005, we acquired Gilmore Memorial Hospital, a 95-bed general acute care hospital in Amory, Mississippi. The purchase price of this acquisition was approximately $45.0 million.

•	During September 2005, we completed construction of our replacement hospital in Brooksville, Florida.

•	Effective April 1, 2005, we acquired Bartow Memorial Hospital, a 56-bed hospital in Bartow, Florida. The purchase price of this acquisition was approximately $31.9 million.

•

Effective February 1, 2005, we acquired three hospitals from Bon Secours Health System, Inc.  The three hospitals acquired were: Venice Hospital, a 312-bed hospital in Venice, Florida; St. Joseph’s Hospital, a 212-bed hospital in Port Charlotte, Florida; and St. Mary’s Hospital, a 133-bed hospital in Norton, Virginia. The purchase price of this acquisition was approximately $251.4 million.

•

Effective October 1, 2004, we acquired, via a long-term lease, Chester County Hospital, an 82-bed hospital in Chester, South Carolina.  The purchase price of this acquisition was approximately $20.5 million.

Market

          Our market for operating and acquiring acute care hospitals is non-urban areas with populations of 30,000 to 400,000 people primarily in the southeastern and southwestern United States.  Typically, the acute care hospitals we acquire are, or we believe can become, the sole or preferred provider of health care services in their market areas. Our target markets generally have the following characteristics:

•	A history of being medically underserved. We believe that we can enhance and increase the level and quality of health care services in many underserved markets.

•	Favorable demographics, including a growing elderly population. We believe that this growing population uses a higher volume of the services our hospitals provide.

•

The existence of patient outmigration trends to urban medical centers.  We believe that, in many instances, we can recruit primary care and specialty physicians based on community needs and purchase new equipment that is necessary to reverse outmigration trends.

•

States in which a certificate of need is required to construct a hospital facility and add licensed beds to an existing hospital facility.  We believe that states requiring certificates of need have appropriate barriers to construct a hospital, add licensed beds to an existing hospital or provide additional health care services and, in many instances, permit us to be the sole or preferred service provider in a particular geographic area.

Business Strategy

          Our business strategy is to improve operations of our existing hospitals, acquire additional hospitals in non-urban communities, provide quality health care and utilize efficient management.

          Improve Operations of Existing Hospitals

          For our existing hospitals, we seek to increase our patient service revenue by providing quality health care necessary to increase admissions and outpatient business. These hospitals are administered and directed on a local level by each hospital’s chief executive officer. A key element of our strategy is establishing and maintaining cooperative relationships with our physicians. We maintain a physician recruitment program designed to attract and retain qualified specialists and primary care physicians, in conjunction with our existing physicians and community needs, in order to broaden the services offered by our hospitals.

          Our existing hospitals also increase admissions and outpatient business through the implementation of selective marketing programs. The marketing program for each hospital is directed by the hospital’s chief executive officer and is generally tailored to suit the particular geographic, demographic and economic characteristics of a hospital’s particular market area.  In addition, we pursue various clinical means to increase the utilization of the services provided by our hospitals, particularly emergency and outpatient services. These include:

•	“Nurse First,” an emergency room service program that provides for a well-qualified nurse to quickly assess the condition of a patient upon arrival in the emergency room;

•	“ProMed,” an emergency room clinical pathway support service;

•	“MedKey™,” a plastic identification and patient information card that streamlines the registration process; and

•	“One Call Scheduling,” a dedicated phone system that physicians and other medical personnel can use to simultaneously schedule various diagnostic tests and services.

          Acquire Additional Hospitals

          We generally seek to acquire acute care hospitals in rural and non-urban areas consisting of populations of 30,000 to 400,000 people primarily in the southeastern and southwestern United States. We believe that the acute care hospitals we acquire are, or can become, the provider of choice for health care services in their respective market areas. When we evaluate potential acquisitions, we require that a hospital’s market service area have a demonstrated need for the hospital, along with an established physician base that we believe can benefit from our ability to attract additional qualified physicians to the area, based on community needs.  We also consider constructing new hospitals and partnering with not-for-profit entities in areas and markets that otherwise meet our acquisition criteria.

          We believe that many of the hospitals we acquire are under-performing at the time of acquisition. Upon acquiring a hospital, we conduct a thorough review and, where appropriate, retain current administrative leadership. We also take several other steps, including, among other things, employing a well-qualified chief executive officer, chief financial officer and chief nursing officer, implementing our proprietary management information system (the Pulse System®) and other technological enhancements, recruiting physicians, establishing additional quality assessment and efficiency measures, introducing volume purchasing under company-wide agreements, and spending the necessary capital to renovate facilities and upgrade equipment. Our Pulse System® and the other technological enhancements that we implement provide each hospital’s management team with the financial and operational information necessary to operate the hospital efficiently and effectively.  Based on the information gathered, we can also assist physicians with case management.

          We believe that we operate each hospital we acquire in an efficient manner to expand and improve the services it offers. We strive to provide at least 90% of the acute care needs of each community our hospitals serve and reduce the outmigration of patients to hospitals in larger urban areas.  Generally, we have been successful in achieving a significant improvement in the operating performance of our newly acquired facilities within 12 to 24 months of acquisition, and we generally seek to recover our cash investment within four to five years. Once a facility has matured, we generally achieve incremental growth through the addition of physicians’ practices, recruitment of physicians based on community needs, expansion of health care services offered and favorable demographic trends.

          Provide Quality Health Care

          All of our general acute care hospitals (and substantially all of our laboratories and home health agencies) are accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO.  We continually seek to improve the quality of the health care services we deliver with the help of our company-wide proprietary QSM patient quality management program. Surveyed patients are asked to fill out a confidential survey that seeks their perception of the hospital’s health care services, including medical treatment, nursing care, the hospital’s attention to patient concerns, the administration process, cleanliness of the facility and the quality of dietary services.  Each hospital’s management team utilizes information provided by this program and compares the results against specific patient care objectives set by management and staff physicians to improve and enhance services.   The overall results from our QSM program for fiscal year 2005 indicated that 94%, 98% and 95% of our surveyed inpatients, outpatients and emergency room patients, respectively, rated their experience at one of our hospitals as good or excellent.

          Utilize Efficient Management

          We consider our management structure to be decentralized.  Our hospitals are run by experienced chief executive officers, chief financial officers and chief nursing officers who have both the authority and responsibility for day-to-day hospital operations. Incentive compensation programs have been implemented to reward such managers for achieving and exceeding pre-established goals.  We employ a relatively small corporate staff to provide services such as systems design and development, training, human resource management, reimbursement, technical accounting support, legal services, purchasing, risk management and construction management. We maintain centralized financial control through fiscal and accounting policies established at the corporate level for use at all of our subsidiary hospitals.  Financial information is consolidated at the corporate level using our proprietary Pulse System® and is monitored daily by our management team.  We also participate in a group purchasing organization with other proprietary hospital systems in order to procure medical equipment and supplies. We believe that this participation allows us to obtain lower costs for medical equipment and supplies by leveraging the buying power of the organization’s members.

Selected Operating Statistics

          The following table sets forth selected operating statistics for our hospitals, exclusive of Williamson Memorial Hospital (which we plan to divest).

	Years ended September 30,

	2005	2004	2003

Total hospitals owned or leased as of the end of each period	56	51	46
Licensed beds as of the end of each period (1)	8,234	7,388	6,352
Admissions (2)	301,362	281,549	232,229
Adjusted admissions (3)	498,168	456,076	368,230
Surgeries (4)	263,632	236,767	207,684
Patient days (5)	1,349,727	1,275,838	1,066,483
Acute care average length of stay in days (6)	4.5	4.5	4.6
Occupancy rate (7)	46.3%	47.9%	48.5%
Earnings margin, before interest, income taxes, depreciation, and amortization (8)	20.4%	21.3%	23.1%

(1)	Licensed beds are beds for which a hospital has obtained approval to operate from the applicable state licensing agency.
(2)

Admissions are patients admitted to our hospitals for inpatient treatment.  This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient volume.

(3)

Adjusted admissions are total admissions adjusted for outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient charges and gross outpatient charges and then dividing the resulting amount by gross inpatient charges. This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient and outpatient volume.

(4)

The number of surgeries includes both inpatient and outpatient surgeries. This statistic is used by our management, investors and other readers of our financial statements as one component of overall patient volume and business trends.

(5)

Patient days is the number of inpatient days a patient is admitted in a hospital.  This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient volume.

(6)

Acute care average length of stay in days represents the average number of days admitted patients stay in our hospitals. This statistic is used by our management, investors and other readers of our financial statements as a measure of our utilization of resources.

(7)

Occupancy rates are affected by many factors, including the population size and general economic conditions within particular market service areas, the degrees of variation in medical and surgical products, outpatient use of hospital services, quality and treatment availability at competing hospitals, and seasonality.

(8)

Our earnings margin, before interest, income taxes, depreciation and amortization, is referred to as EBITDA. EBITDA does not represent cash flows from operations, as defined by U.S. generally accepted accounting principles (commonly known as GAAP), and should not be considered as either an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of our liquidity. Nevertheless, we believe that providing certain non-GAAP information regarding EBITDA is important for investors and other readers of our financial statements, as it provides a measure of liquidity.  In addition, EBITDA is commonly used as an analytical indicator within the health care industry and our revolving credit facility contains covenants that use EBITDA in its calculations. Because EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA, as presented, may not be directly comparable to other similarly titled measures of other companies.

          The table below reconciles GAAP information to EBITDA (in thousands).

	Years ended September 30,

	2005	2004	2003

Total revenue from continuing operations	$3,588,822	$3,174,832	$2,529,668

Income from continuing operations before income taxes	$565,286	$526,431	$457,004
Add:
Interest, net	12,922	16,182	14,912
Depreciation and amortization (a)	155,173	133,644	113,453

EBITDA from continuing operations	$733,381	$676,257	$585,369

EBITDA margin = EBITDA/total revenue	20.4%	21.3%	23.1%

               (a)     Includes a $4.9 million write-off of deferred financing costs during fiscal year 2003.

Competition

          Existing hospitals

          In many of the geographic areas in which we operate, there are other hospitals that provide services comparable to those offered by our hospitals. Generally, such competition is limited to a single or small number of competitors in each hospital’s market service area.  In fact, with respect to the delivery of general acute care services, we believe that most of our hospitals face less competition in their immediate market service areas than they would likely face in larger communities.  In market service areas where our hospitals face competition, we strive to distinguish ourselves based on the quality and scope of medical services provided.

          Certain of our competitors may have greater resources than we do, may be better equipped than we are and could offer a broader range of services than we do. For example, some hospitals that compete with us are owned by governmental agencies and are supported by tax revenue, and others are owned by not-for-profit entities and may be supported, to a large extent, by endowments and charitable contributions. Such support is not available to our hospitals. In addition, outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also introduce competitors to the health care marketplace.

          A majority of our hospitals are located in states that have certificate of need laws.  These laws limit competition by placing restrictions on the construction of new hospital or health care facilities, the addition of new beds or the addition of significant new services.  We believe that such states have appropriate barriers to entry and, in many instances, permit us to be the sole or preferred service provider in a particular geographic area.

          The competitive position of our hospitals is also increasingly affected by our ability to negotiate service contracts with purchasers of group health care services. Such purchasers include employers, preferred provider organizations, or PPOs, and health maintenance organizations, or HMOs.  PPOs and HMOs attempt to direct and control the use of hospital services by managing care and either receive discounts from a hospital’s established charges or pay based on a fixed per diem or a capitated basis, where hospitals receive fixed periodic payments based on the number of members of the organization regardless of the actual services provided.  To date, PPOs and HMOs have not adversely affected the competitive position of our hospitals.  In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges.  In return, hospitals secure commitments for a larger number of potential patients. We believe that we have been proactive in establishing or joining such programs to maintain, and even increase, the hospital services we provide. We also believe that we are able to compete effectively in our markets, and we do not believe such programs will have a significant adverse impact on our business or operations.

          We are in an industry that has a competitive labor market.  As such, we face competition for attracting and retaining health care professionals.  In recent years, there has been a nationwide shortage of qualified nurses.  In order to address this shortage, we have been increasing wages, improving hospital working conditions and fostering relationships with local nursing schools.

          Another important factor contributing to a hospital’s competitive advantage is the number and quality of the physicians on its staff.  Physicians make admitting decisions and decisions regarding the appropriate course of a patient’s treatment which, in turn, affects hospital revenue.  Admitting physicians may also be on the medical staffs of hospitals that we do not own or lease.  By offering quality services and facilities, convenient locations, and state-of-the-art medical equipment, we attempt to attract our physicians’ patients.  Our hospitals attempt to increase the number, quality and specialties of physicians in their communities based on community needs.  During fiscal year 2005, we recruited 389 physicians.  Often, in consideration for a physician relocating to a community where one of our hospitals is located and agreeing to engage in private practice, a subsidiary hospital of ours may advance money to the physician to provide financial assistance pursuant to a recruiting agreement for the physician to establish a practice. The amounts advanced are dependent on the individual financial results of each physician’s practice during a certain period, referred to as the commitment period, which generally does not exceed one year.  The amounts advanced under these recruiting agreements at the end of the physician’s commitment period are considered loans and are generally forgiven pro rata over a 24 to 36 month period, contingent upon the physician continuing to practice in the community.

          Acquisitions

          We face competition for acquisitions of hospitals from both proprietary and not-for-profit multi-hospital groups.  Some of these competitors may have greater financial and other resources than we do.  Historically, we have been able to acquire hospitals at prices we believe to be reasonable. However, increased competition for acquisitions of non-urban acute care hospitals could have an adverse impact on our ability to acquire additional hospitals on favorable terms.

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

          At the end of each month, we estimate expected reimbursement for all unbilled accounts.  Estimated reimbursement amounts are made on a payor-specific basis and are recorded based on the best information we believe to be available to us at the time regarding applicable laws, rules, regulations and contract terms.  We continually review our contractual adjustment estimation process to consider and incorporate updates to laws, rules and regulations, as well as changes to managed care contract terms that result from renegotiations and renewals.

          We receive payment for services rendered to patients from:

•	the federal government under the Medicare program;

•	each of the states in which our hospitals are located under the various state Medicaid programs;

•	commercial insurance; and

•	private insurers and patients.

          Co-payments and deductibles are a portion of the patient’s bill for medical services that many private and governmental payors require the patient to pay. Co-payment and deductible amounts vary among payors and are based upon the provisions of the plan in which the patient participates. We do not track and segregate the percentages of co-payments or deductibles that we collect at the time of service. However, we do track the subsequent collection of co-payments and deductibles and, during fiscal year 2005, we collected approximately 50% of such patient co-payments and deductibles. Co-payments and deductibles are subject to the same collection practices as other patient accounts receivable.

          Our policy is to verify insurance coverage prior to rendering service in order to facilitate timely identification of payor and benefits covered. However, adherence to this policy is not permitted under federal law when the necessity of service and patient condition (e.g., emergency room services, active labor and other like situations) are present, as these conditions preclude the verification of coverage. We do not quantify the percentage of encounters where coverage is not verified prior to service being rendered.

          Approximately 95% of our billing is processed electronically via our proprietary Pulse System®.  Charges for services rendered are automatically interfaced into our billing system.  Front-end edits are performed automatically by our billing system, which edits the bills for inconsistencies and improperly billed charges.  Any inconsistencies are reviewed by billing personnel who resolve such inconsistencies before the bill is sent.  Once the bill has cleared the edit process, the billing system automatically generates a bill.  Approximately 95% of these bills are sent electronically to third party payors. For the 5% of the bills that are not generated through the above described process, paper copies of the bills are printed and mailed to third party payors or individuals, as the case may be.

          The following table, which excludes Williamson Memorial Hospital, sets forth the approximate percentage of net patient service revenue, defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, that we derive from various payors:

	Years ended September 30,

	2005	2004	2003

Medicare	35%	35%	35%
Medicaid	10	9	9
Commercial insurance	47	46	47
Self-pay and other sources	8	10	9

Totals	100%	100%	100%

          Hospital revenue depends upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures.  Reimbursement rates for routine inpatient services vary significantly depending on the type of service (e.g., acute care, intensive care, psychiatric care, etc.) and the geographic location of the hospital. The percentage of patient service revenue attributable to outpatient services has generally increased in recent years, primarily as a result of advances in medical technology that allow more services to be provided on an outpatient basis, as well as increased pressure from Medicare, Medicaid and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our experience with respect to increased outpatient levels mirrors the general trend occurring in the health care industry.

          Medicare and Medicaid

          Medicare is a federal health insurance program, administered by the United States Department of Health and Human Services that provides hospital and other medical benefits to individuals age 65 and over, to certain disabled persons, and to individuals with end-stage renal disease.  Medicaid is a joint federal-state health care benefit program, operating pursuant to a state plan administered by each participating state and subject to broadly defined federal requirements that provides hospital and other medical benefits to individuals who are unable to afford health care services.  Our hospitals derive a substantial portion of their net patient service revenue from the Medicare and Medicaid programs.  Both programs are heavily regulated and subject to frequent changes that typically limit increases in the payments to participating hospitals.

          The Medicare program provides payment for inpatient and outpatient hospital services under a prospective payment system, or PPS.  Under the inpatient PPS, hospitals are paid a prospectively determined fixed amount for each hospital discharge.  The fixed payment amount per inpatient discharge is established based upon each patient’s diagnosis related group, or DRG.  Each patient admitted for care is assigned to a DRG based upon his or her primary admitting diagnosis.  Every DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis.  The DRG payment rates are based upon national average costs from an historic base period and do not consider the actual costs incurred by a hospital in providing care.  Although based upon national average costs, the DRG and capital payment rates are adjusted by the predetermined geographic adjustment factor for the geographic region in which a particular hospital is located and are weighted based upon a statistically normal distribution of severity. DRG rates are usually adjusted by an update factor each federal fiscal year, which begins on October 1st.  For federal fiscal years 2005, 2004 and 2003, the update factors were 3.3%, 3.4% and 2.95%, respectively.  For federal fiscal year 2006, the update factor is 3.7%.

          Medicare’s outpatient PPS groups services that are clinically related and use similar resources into ambulatory payment classifications, or APCs. Depending on the service rendered during an encounter, a patient may be assigned to a single or multiple groups. Medicare pays a set price or rate for each group, regardless of the actual costs incurred in providing care.  Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year.  For 2005, 2004 and 2003, the payment rate update factors were 3.3%, 3.4% and 2.3%, respectively. For 2006, the update factor is 3.7%.

          Changes in government reimbursement programs have limited growth rates for reimbursement programs and, in some cases, reduced levels of reimbursement for health care services. We anticipate that additional changes in government reimbursement programs will occur.  The Balanced Budget Act of 1997 included significant reductions in spending levels for the Medicare and Medicaid programs. The Balanced Budget Refinement Act of 1999 mitigated the adverse effects of the Balanced Budget Act of 1997 through a “corridor reimbursement approach,” where a percentage of losses under the Medicare outpatient PPS were reimbursed through December 31, 2003. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provided an extension until January 1, 2006 of certain provisions of the Balanced Budget Refinement Act of 1999 for small rural and sole community hospitals. Some of our acute care hospitals qualify for relief under this provision.

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

•

an increase in the categories and items eligible for increased reimbursement to hospitals for certain outpatient services rendered, such as certain cancer therapy drugs, biologicals and other medical devices.

          The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the 2003 Act, made a number of significant changes to the Medicare program.  In addition to a highly publicized prescription drug benefit intended to provide direct relief to Medicare beneficiaries, the 2003 Act provides a number of direct benefits to hospitals, including, but not limited to: a provision for an update factor beginning for federal fiscal year 2004 that is the full market basket; a permanent increase in the base payment rate for rural and small urban hospitals of 1.6% up to the large urban payment rate; the cap on disproportionate share payments for rural and small urban hospitals, as of April 1, 2004, being increased to 12.0% of total inpatient payments; extension until January 1, 2006 of the hold harmless provisions for small rural hospitals and sole community hospitals under the Outpatient Department reform provisions of the 2003 Act; and establishment of a physician incentive program for primary care and certain specialty physicians who provide services to individuals in areas having the fewest physicians available to serve Medicare beneficiaries, among others.  Beginning with federal fiscal year 2005, payment considerations are tied to hospital performance and hospital reporting of quality data and measures.  For each of the federal fiscal years 2005 through 2007, any hospital that does not submit data on a set of ten quality indicators as established by the Secretary of Health and Human Services will have its DRG updates reduced by 0.4% for the year.  Our hospitals are participating in the voluntary and mandatory quality data reporting that will likely form the basis for future payment.  We anticipate that greater quality data reporting will likely be required in the future as governmental payors continue their analysis and possible movement toward a “pay for performance” model.  We believe that the 2003 Act will continue to have a positive impact on our financial operations.

          In addition to DRG and capital payments, our hospitals may qualify for and receive “outlier” payments.  Outlier payments are made for those inpatient discharges where the total cost of care (as determined by using the gross charges adjusted by the hospital’s cost-to-charge ratio) exceeds the total DRG payment plus a fixed threshold amount.  In determining the cost-to-charge ratio, Medicare uses the latest of either a hospital’s most recently submitted or most recently settled cost report. The threshold amounts used in the outlier computation for federal fiscal years 2005, 2004 and 2003 were $25,800, $31,000 and $33,560, respectively. The amount for federal fiscal year 2006 is $23,600.  Excluding Williamson Memorial Hospital, approximately 2.5%, 2.5% and 3.8% of our Medicare inpatient payments were for outlier payments in fiscal years 2005, 2004 and 2003, respectively.

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

          Each state is responsible for administering its own Medicaid program and payment rates and methodologies, as well as covered services, all of which vary from state to state. Although the actual rates vary by state, between 50% and 83% of Medicaid funding comes from the federal government, with the balance shared by state and local governments. The most common payment methodologies include prospective payment systems and programs that negotiate payment rates with individual hospitals.  Generally, Medicaid payments are less than Medicare payments and are often less than a hospital’s cost of services.  In 1991, Congress passed legislation limiting the states’ use of provider-specific taxes, donated funds to bolster the states’ share and obtained increased federal Medicaid matching funds.  Certain states in which we operate adopted broad-based provider taxes to fund their Medicaid programs in response to the 1991 legislation.

          Hospitals that have an unusually large number of low-income patients (i.e., those with a Medicaid utilization rate of at least one standard deviation above the mean Medicaid utilization, or having a low income patient utilization rate exceeding 25%) are eligible to receive a disproportionate share adjustment. Congress also established a national limit on disproportionate share hospital adjustments.  Although this legislation and the resulting state broad-based provider taxes have affected the payments we receive under the Medicaid program, to date the net impact has not been materially adverse.

          Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicaid funding, which could also adversely affect future Medicaid payments received by our hospitals.  In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, the ongoing military engagement in Iraq, the War on Terrorism, economic recovery stimulus packages, responses to natural disasters, such as Hurricanes Katrina, Rita and Wilma, and the federal budget deficit in general may affect the availability of federal funds to provide additional relief in the future.

          Because we cannot predict what action the federal government or the states will eventually take under existing and future legislation, we are unable to assess the effect any such legislation might have on our business.  Like Medicare funding, Medicaid funding may also be affected by health care reform legislation and we are not able to predict the effect future legislation could have on our business.

          In addition to statutory changes, the Medicare and each of the state Medicaid programs are subject to regulatory changes, administrative rulings, interpretations and determinations, post-payment audits, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to our hospitals.  The final determination of amounts we receive under the Medicare and Medicaid programs often takes many years, because of audits by the program representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions.  We believe that we have made adequate provisions for such potential adjustments. Nevertheless, until final adjustments are made, certain issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

          We expect that efforts to impose reduced reimbursement, greater discounts and more stringent cost controls by governmental and other payors will continue and we believe that if additional reductions in the payments we receive for our services occur, our overall revenue will be adversely affected.

          Commercial Insurance

          Our hospitals also provide services to individuals covered by private health care insurance.  Private insurance carriers typically reimburse a hospital directly after the claim is filed; however, reimbursement can be sent directly to the patient based on particular insurance policy stipulations. Reimbursement from private insurance carriers is often based on negotiated rates such as prospective payment systems, per diems or other discounted fee schedules.  Private insurance reimbursement varies among payors and states and is generally based on contracts negotiated between the hospital and payor.

          In recent years, a number of commercial insurers have undertaken efforts to limit the costs of hospital services by adopting prospective payment or DRG-based systems.  To the extent such efforts are successful and the insurers’ systems fail to reimburse hospitals for the costs of providing services to their beneficiaries, such efforts may have a negative impact on the results of operations of our hospitals.

          Private Pay and Other Sources

          Our hospitals provide services to individuals that do not have any form of health care coverage. Due to the absence of health care coverage, charges are not subject to prospective payment systems, per diem systems or other discounted fee systems that provide for discounts and adjustments. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other state assistance programs, as well as our local hospital’s indigent and charity care policy. Patients without health care coverage who do not qualify for Medicaid or indigent care write-offs are typically offered substantial discounts in an effort to settle their outstanding account balances.

          In addition, our hospitals provide health care services to individuals covered under workers compensation programs, TRICARE/CHAMPUS (for retired military personnel), and other private and governmental programs. These programs pay under prospective payment systems, per-diem system or other discounted fee systems.

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

Corporate Compliance Program

          In 1997, we implemented a corporate compliance program to supplement and enhance our then existing corporate ethics program. Our corporate compliance program, which includes our Code of Business Conduct and Ethics, covers our employees, officers (including our chief executive officer, chief financial officer and persons performing similar functions) and directors.  Our corporate compliance program contains standards designed, among other things, to promote honest and ethical conduct and compliance with all the applicable laws, rules and regulations. As part of this program, we provide ethics and compliance training upon initial hire of each of our employees and officers, as well as upon the election of new directors.  Our employees, officers and directors also receive additional ethics and compliance training annually thereafter. The program requires the reporting, without fear of retaliation, of any suspected illegal or ethical violation. Our corporate compliance program is updated by us from time to time to comply with applicable laws, rules and regulations, including those promulgated pursuant to the Sarbanes-Oxley Act of 2002 and by the New York Stock Exchange.

Employees and Medical Staff

          As of September 30, 2005, we had approximately 31,000 employees, approximately 1,200 of whom were covered by collective bargaining agreements (both of the aforementioned amounts include Williamson Memorial Hospital).  Our corporate staff consisted of approximately 150 people at such date.  We believe that our relations with our employees are satisfactory.

          Staff physicians at our hospitals are, in most cases, not our employees.  As such, physicians may also be staff members of other hospitals.  Nevertheless, including Williamson Memorial Hospital, we directly employ approximately 370 physicians, approximately half of whom are primary care physicians at clinics we own and operate.  In addition, our hospitals provide emergency room, radiology, pathology and anesthesiology services by entering into service contracts with physician groups that are generally cancelable with 90 days advance notice.

Liability Insurance

          As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business.  The health care industry has seen a significant increase in malpractice insurance expense due to increased litigation, unfavorable insurance premium pricing and a decreasing number of insurers in the professional liability markets.  Commencing October 1, 2002, we began utilizing a wholly owned captive insurance subsidiary in order to self-insure a greater portion of our primary professional and general liability risk.  Since its inception, our captive insurance subsidiary has provided claims-made coverage to all of our hospitals and substantially all of our employed physicians.  We also maintain directors and officers, property and other typical insurance coverages with commercial carriers subject to self-insurance retention levels. We believe that our insurance is adequate in amount and coverage.  However, in the future, insurance may not be available at reasonable prices or we may have to increase our levels of self-insurance.

Environmental Regulation

          Our operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations.  Our operations, as well as our purchases and sales of hospitals, are also subject to compliance with various other environmental laws, rules and regulations.  Such compliance costs are not significant and we do not anticipate that they will be significant in the future.

Risk Factors

          Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this Annual Report.  If any of the events described below should occur, our business and results of operations could be harmed.  Additional risks and uncertainties that are not presently known to us, or which we currently deem to be immaterial, could also harm our business and results of operations.

          We are subject to extensive government regulation regarding the conduct of our operations.  If we fail to comply with any existing or new regulations, we could suffer civil or criminal penalties or be required to make significant changes to our operations.

          Overview. Companies such as ours that provide health care services are required to comply with many highly complex laws and regulations at the federal, state and local levels, including, but not limited to, those relating to the adequacy of medical care, billing for services, patient privacy, equipment, personnel, operating policies and procedures and maintenance of records.  Although we believe that we are in material compliance with all applicable laws and regulations, if we fail to comply with any such laws or regulations, we could suffer civil or criminal penalties, including the loss of licenses to operate our facilities.  We could also become unable to participate in Medicare, Medicaid, and other federal and state health care programs that significantly contribute to our revenue.

          Because many of the laws and regulations to which we are subject are relatively new, in many cases we do not have the benefit of regulatory or judicial interpretation.  In the future, it is possible that different interpretations or enforcement of such laws and regulations could require us to make changes in our facilities, equipment, personnel, services or capital expenditure programs.

          We are subject to “anti-kickback” and “self-referral” laws and regulations that provide for criminal and civil penalties if they are violated.  The health care industry is subject to many laws and regulations designed to deter and prevent practices deemed by the government to be fraudulent or abusive.  Unless an exception applies, the portion of the Social Security Act commonly known as the “Stark law” prohibits physicians from referring Medicare or Medicaid patients to providers of enumerated “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement.  Such referrals are deemed to be “self referrals” due to the physician’s financial relationship with the entity providing the designated health services.  Moreover, many states have adopted or are considering similar legislative proposals, some of which extend beyond the scope of the Stark law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated health care services and physician self-referrals, regardless of the source of the payment for the care.

          We systematically review all of our operations on an ongoing basis and believe that we are in compliance with the Stark law and similar state statutes.  We also maintain a company-wide compliance program in order to monitor and promote our continued compliance with these and other statutory prohibitions and requirements. Nevertheless, if it is determined that certain of our practices or operations violate the Stark law or similar statutes, we could become subject to civil and criminal penalties, including exclusion from the Medicare or Medicaid programs.  The imposition of any such penalties could harm our business.

          Providers in the hospital industry have been the subject of federal and state investigations and we could become subject to such investigations in the future.  For the past several years, significant media and public attention has been focused on the hospital industry due to ongoing investigations related to referrals, cost reporting and billing practices, laboratory and home health care services and physician ownership of joint ventures involving hospitals.  Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts and the Office of the Inspector General of the United States Department of Health and Human Services and the United States Department of Justice have, from time to time, established enforcement initiatives that focus on specific areas of suspected fraud and abuse.  Recent initiatives include a focus on hospital billing practices.

          We closely monitor our billing and other hospital practices to maintain compliance with prevailing industry interpretations of applicable laws and regulations and we believe that our practices are consistent with current industry practices.  However, government investigations could be initiated which are inconsistent with industry practices and prevailing interpretations of existing laws and regulations.  In public statements, governmental authorities have taken positions on issues for which little official interpretation had been previously available.  Some of these positions appear to be inconsistent with practices that have been common within the industry and which have not previously been challenged.  Moreover, some government investigations that were previously conducted under the civil provisions of federal law are now being conducted as criminal investigations under fraud and abuse laws.

          We cannot predict whether we will be the subject of future investigations or inquiries. Any determination that we have violated any laws or regulations or even the public announcement that we are being investigated for possible violations could harm our business.

          We could fail to comply with laws and regulations regarding patient privacy and patient information security. In recent years, there have been numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security standards related to patient information. In particular, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain provisions that required us to implement, and in the future may require us to implement costly new electronic media security systems and to adopt new business procedures designed to protect the privacy and security of each of our patient’s health and related financial information. Compliance with such privacy and security regulations impose extensive administrative, physical and technical requirements on us, restrict our use and disclosure of certain patient health and financial information, provide patients with rights with respect to their health information and require us to enter into contracts extending many of the privacy and security regulation requirements to third parties that perform functions on our behalf.  We cannot predict what the total financial or other impact of these laws and regulations will be on our business over time. We are also required to make certain expenditures to help ensure our continued compliance with such laws and regulations and, in the future, such expenses could negatively impact our results of operations. If we were found to have violated or failed to comply with any such laws or regulations, we could be subject to civil and criminal penalties and our business could be harmed.

          We are subject to uncertainties regarding health care reform.  In recent years, an increasing number of initiatives have been introduced or proposed at the federal and state levels that would affect major changes in the health care delivery system.  Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries.  We cannot predict whether any health care reform proposals will be adopted and, if adopted, no assurances can be given that the implementation of such reforms will not harm our business.

          If any of our existing health care facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid. The construction and operation of health care facilities are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection.  In addition, such facilities are subject to periodic inspection by governmental authorities to assure their continued compliance with these various standards.

          Our general acute care hospitals (and substantially all of our laboratories and home health agencies) are accredited, meaning that they are properly licensed under appropriate state laws and regulations, certified under the Medicare program and accredited by JCAHO.  The effect of maintaining accredited facilities is to permit such facilities to participate in the Medicare and Medicaid programs.  We believe that all of our health care facilities are in material compliance with all applicable federal, state, local and independent review body regulations and standards.  Nevertheless, should any of our health care facilities lose their accredited status, and thereby lose certification under the Medicare or Medicaid programs, such facilities would be unable to receive reimbursement from either of those programs and our business could be harmed.  Moreover, the requirements for accreditation are subject to change and, in order for all of our facilities to remain accredited, it may be necessary for us to affect changes in our facilities, equipment, personnel and services.  Such changes could be expensive and could harm our results of operations.

          State efforts to regulate the construction or expansion of health care facilities could impair our ability to expand.  The construction of new health care facilities, the acquisition of existing health care facilities and the addition of new beds or services at existing health care facilities may be reviewed by state regulatory agencies under certificate of need and similar laws.  Except for Arkansas, Oklahoma, Pennsylvania and Texas, all of the states in which our hospitals are located have certificate of need or similar laws.  Such laws generally require appropriate state agency determination of public need and local agency approval prior to the addition of new beds or significant services to a hospital, or a related capital expenditure. Our failure to obtain necessary state approval could result in our inability to complete a particular hospital acquisition, expansion or replacement, make a facility ineligible to receive reimbursement under the Medicare or Medicaid programs, result in the revocation of a facility’s license or impose civil or criminal penalties on us, any of which could harm our business.

          Increased state regulation of the rates we charge for our services could harm our results of operations.  We currently operate a hospital in West Virginia, a state that requires us to submit annual requests for increases to hospital charges.  As a result, in West Virginia our ability to increase our rates to compensate for increased costs is limited and the operating margins for such hospital may be adversely affected if we are not able to increase our rates as our expenses increase, or if the rates we may charge are decreased as a result of regulatory action.  Although we plan to divest the hospital we currently own in West Virginia, if other states in which we operate hospitals enact similar rate-setting laws, our business could be harmed.

          If government programs or managed care companies reduce the payments we receive as reimbursement for the health care services we provide, our revenue could decline.

          We derive a substantial portion of our revenue from third party payors, including the Medicare and Medicaid programs.  Changes in these government programs have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services.  The uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the ongoing military engagement in Iraq, the War on Terrorism, and Hurricanes Katrina, Rita and Wilma relief efforts, may affect the availability of taxpayer funds for Medicare and Medicaid programs.

          In addition to changes in government reimbursement programs, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through capitation arrangements.

          We expect continued third party efforts to aggressively manage reimbursement levels and enforce more stringent cost controls.  If any reimbursement reductions are material, the payments we receive for the health care services we provide would be affected and our results of operations could be harmed.

          The growth of uninsured and underinsured patients or deterioration in the collectability of the accounts of such patients could harm our results of operations.

          The primary collection risks for our accounts receivable relate to uninsured patient accounts and to patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement but patient responsibility amounts (e.g., deductibles, co-payments and other amounts not covered by insurance) remain outstanding.  Our provision for doubtful accounts relates to, among other things, amounts due directly from such patients.  The amount of our provision for doubtful accounts is based upon our assessment of historical write-offs, expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators.  If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations could be harmed.

          If the number of patients treated by our subsidiary hospitals in accordance with applicable law and each hospital’s indigent and charity care guidelines increase, our results of operations may be harmed.

          In accordance with our Code of Business Conduct and Ethics, as well as the Emergency Medical Treatment and Active Labor Act, or EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide such further medical examination and treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, our results of operations may be harmed.

          Our growth strategy depends on acquisitions, and we may not be able to continue to acquire hospitals that meet our target criteria.  We may also have difficulties acquiring hospitals from not-for-profit entities due to regulatory scrutiny.

          Acquisitions of acute care hospitals in attractive, non-urban markets are a key element of our growth strategy.  We face competition for acquisition candidates primarily from other for-profit health care companies, as well as from not-for-profit entities.  Some of our competitors have greater resources than we do.  In addition, many states have enacted, or from time to time consider enactment of, laws that affect the conversion or sale of not-for-profit hospitals to for-profit entities.  These laws generally require prior approval from the state attorney general, advance notification and community involvement.  Moreover, attorney generals in states without specific conversion legislation may exercise discretionary authority over such transactions.  Although the level of government involvement varies from state to state, the trend is to provide for increased governmental review and, in some cases, approval of a transaction in which a not-for-profit entity sells a health care facility to a for-profit entity.  The adoption of new or expanded conversion legislation, increased review of not-for-profit hospital conversions or our inability to effectively compete against other potential purchasers could make it more difficult for us to acquire additional hospitals, increase our acquisition costs or make it difficult for us to acquire hospitals that meet our target acquisition criteria, any of which could adversely affect our growth strategy and results of operations.

          We may fail to improve or integrate the operations of the hospitals we acquire, which could harm our results of operations.

          Most of the hospitals we acquire had significantly lower operating margins than the hospitals we operate prior to the time of our acquisition.  If we are unable to improve the operating margins of the hospitals we acquire, operate such hospitals profitably or effectively integrate the operations of acquired hospitals, our results of operations could be harmed.

          If we acquire hospitals with unknown or contingent liabilities, we could become liable for material obligations.

          Hospitals that we acquire may have unknown or contingent liabilities, including but not limited to, liabilities for failure to comply with applicable laws and regulations.  Although we typically exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such hospitals for these matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of hospitals we acquire.  Such liabilities and related legal or other costs could harm our business.

          Other hospitals and freestanding outpatient facilities provide services similar to ours, which may raise the level of competition we face and adversely affect our results of operations.

          In some of the areas in which we operate, there are other hospitals that provide services comparable to those offered by our hospitals, some of which are owned by governmental agencies and supported by tax revenue and others that are owned by not-for-profit corporations and may be supported, in part, by endowments and charitable contributions.  Such support is not available to our hospitals.  In some cases, the hospitals that compete with our hospitals may be a significant distance away from our facilities; however, patients in our markets may migrate, may be referred by local physicians or may be required by their health plan to travel to these hospitals for care.  Furthermore, some of the hospitals that compete with our hospitals may be better equipped than our hospitals and could offer a broader range of services than we do.  Moreover, outpatient treatment and diagnostic facilities (including many in which physicians have an ownership interest), outpatient surgical centers and freestanding ambulatory surgical centers also adversely affect our market share.  If our hospitals are not able to effectively attract patients, our business could be harmed.

          Our facilities are heavily concentrated in Florida and Mississippi, which makes us sensitive to regulatory, economic, environmental and competitive changes in those states.

          We operated 57 hospitals at September 30, 2005, with 26 of those hospitals in Florida and Mississippi.  Upon completion of our previously announced acquisitions, we will operate 61 hospitals, with 28 of those hospitals in Florida and Mississippi.  Such geographic concentration of our hospitals makes us particularly sensitive to regulatory, economic, environmental and competition changes in those states.  Any material change in the regulatory, economic, environmental or competitive conditions in those states could have a disproportionately large effect on our business.

          In addition, both Florida and Mississippi are located in hurricane-prone areas.  In the recent past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida and Mississippi, the patient populations in such states and our corporate headquarters in Naples, Florida.  Our business and corporate office activities could be harmed by a particularly active hurricane season or even a single storm.

          We cannot be certain that we will be able to secure additional financing when needed.

          The degree to which we are, or in the future may become, leveraged could adversely affect our ability to obtain financing and could make us more vulnerable to competitive pressures.  For example, holders of our New 2022 Notes and our 2023 Notes (as such debt securities are described in Note 3 to the Consolidated Financial Statements in Item 8) have the right to require us to repurchase their notes on January 28, 2006 and August 1, 2006, respectively.  Our ability to meet existing and future debt obligations, including such repurchase obligations, depends upon our future performance and our ability to secure additional financing on satisfactory terms, each of which is subject to financial, business and other factors that are beyond our control.  Any failure by us to meet our financial obligations would harm our business.

          We also require substantial capital resources to fund our acquisition growth strategy and our ongoing capital expenditure programs for renovation, expansion, construction and addition of medical equipment and technology.  Financing for our growth plans and capital expenditure programs may not be available to us on satisfactory terms when needed, which could harm our business.

          Our performance depends on our ability to recruit and retain quality physicians.

          Physicians make admitting decisions and decisions regarding the appropriate course of patient treatment, which, in turn, affects hospital revenue.  Therefore, the success of our hospitals depends, in part, on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and our maintenance of good relations with those physicians.  Physicians generally are not employees of our hospitals and, in a number of the markets that we serve, physicians have admitting privileges at other hospitals in addition to our hospitals.  If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of those physicians, they may be discouraged from referring patients to our facilities and our results of operations may decline.

          Additionally, we could find it difficult to attract an adequate number of physicians to practice in certain of the non-urban communities in which our hospitals are located.  Our inability to recruit physicians to these communities or the loss of physicians in these communities could make it more difficult to attract patients to our hospitals and thereby harm our results of operations.

          Our hospitals face competition for medical support staff, including nurses, pharmacists, medical technicians and other personnel, which may increase our labor costs and harm our results of operations.

          We are highly dependent on the efforts, abilities, and experience of our medical support personnel, including our nurses, pharmacists and lab technicians.  We compete with other health care providers in recruiting and retaining qualified hospital management, nurses and other medical personnel.  On a national level, a shortage of nurses and other medical support personnel has become a significant operating issue for a number of health care providers.  In the future, this national shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel or require us to hire expensive temporary personnel.  In addition, to the extent that a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase.  If our general labor and related expenses increase we may not be able to raise our rates correspondingly.  Our failure to either recruit and retain qualified hospital management, nurses and other medical support personnel or control our labor costs could harm our results of operations.

          We depend heavily on key management personnel and the loss of the services of one or more of our key executives or a significant portion of our local hospital management personnel could harm our business.

          Our success depends, in large part, on the skills, experience and efforts of our senior management team and on the efforts, ability and experience of key members of our local hospital management staffs.  The loss of the services of one or more members of our senior management team or of a significant portion of our local hospital management staffs could significantly weaken our management expertise and our ability to efficiently deliver health care services, which could harm our business.

          We may incur liabilities not covered by our insurance or which exceed our insurance limits.

          In the ordinary course of business, our subsidiary hospitals are subject to medical malpractice lawsuits, product liability lawsuits and other legal actions.  Some of these actions may involve large claims, as well as significant defense costs.  We believe that, based on our past experience and actuarial estimates, our insurance coverage is sufficient to cover claims arising from the operations of our subsidiary facilities.  However, if payments for claims exceed our estimates or if payments are required to be made by us that are not covered by insurance, our business could be harmed.

          Our business could be impaired by a failure of our proprietary information technology system.

          The performance of our proprietary management information system, known as the Pulse System®, is critical to our business operations.  Any failure that causes a material interruption in the availability of the Pulse System® could adversely affect our operations or delay our cash collections. Although we have implemented network security measures, our servers could become vulnerable to computer viruses, break-ins and disruptions from unauthorized tampering, as well as hurricane-related interruptions. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, or cessations in the availability of the Pulse System®, which could harm our business.

          Fluctuations in our operating results and other factors may result in decreases in the price of our common stock.

          The stock markets have experienced volatility that has often been unrelated to operating performance.  These broad market fluctuations may adversely affect the trading price of our common stock and, as a result, there may be significant volatility in the market price of our common stock.  Moreover, if we are unable to operate our hospitals as profitably as we have in the past or as our stockholders expect us to in the future, the market price of our common stock will likely decline.

          In addition to our operating results, many factors outside of our control could have an adverse effect on the price of our common stock, including certain of the risks discussed above, operating results of other hospital companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, the level of seasonal illnesses, changes in general conditions in the economy or the financial markets, or other developments affecting the health care industry.

Available Information

          We maintain an internet website located at www.hma-corp.com.  On our website we make available, free of charge, documents we file with the United States Securities and Exchange Commission, or the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC. We make this information available as soon as reasonably practicable after we electronically file such material with, or furnish such information to, the SEC. Our SEC reports can be accessed through the Investor Relations section of our website. The other information found on our website is not part of this or any other report we file with or furnish to the SEC.

          Our Board of Directors’ committee charters (Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Executive Committee), Code of Business Conduct and Ethics and Corporate Governance Guidelines are posted on our website under Investor Relations.  Copies of such charters are available in print to any stockholder who makes a request.  Such requests should be made to our Corporate Secretary at our Naples, Florida corporate headquarters.

Item 2.	Properties

          The following table presents certain information with respect to our facilities as of September 30, 2005.  For more information regarding the utilization of our facilities, see “Business - Selected Operating Statistics” in Item 1.

State	Facility	City	Licensed Beds	Operational Status	Date Acquired

Alabama	Riverview Regional Medical Center	Gadsden	281	Owned	July 1991
	Stringfellow Memorial Hospital	Anniston	125	Managed	January 1997

Arkansas	Summit Medical Center	Van Buren	103	Leased	May 1987
	Southwest Regional Medical Center	Little Rock	125	Owned	November 1997

Florida	Highlands Regional Medical Center	Sebring	126	Leased	August 1985
	Fishermen’s Hospital	Marathon	58	Leased	August 1986
	University Behavioral Center	Orlando	104	Owned	January 1989
	SandyPines	Tequesta	78	Owned	January 1990
	Heart of Florida Regional Medical Center	Greater Haines City	142	Owned	August 1993
	Sebastian River Medical Center	Sebastian	129	Owned	September 1993
	Charlotte Regional Medical Center	Punta Gorda	208	Owned	December 1994
	Brooksville Regional Hospital	Brooksville	120	Leased	June 1998
	Spring Hill Regional Hospital	Spring Hill	124	Leased	June 1998
	Lower Keys Medical Center	Key West	167	Leased	May 1999
	Pasco Regional Medical Center	Dade City	120	Owned	September 2000
	Lehigh Regional Medical Center	Lehigh Acres	88	Owned	December 2001
	Santa Rosa Medical Center	Milton	129	Owned	January 2002
	Seven Rivers Regional Medical Center	Crystal River	128	Owned	November 2003
	Peace River Regional Medical Center	Port Charlotte	212	Owned	February 2005
	Venice Regional Medical Center	Venice	312	Owned	February 2005
	Bartow Regional Medical Center	Bartow	56	Owned	April 2005

Georgia	East Georgia Regional Medical Center	Statesboro	150	Owned	October 1995
	Walton Regional Medical Center (1)	Monroe	135	Owned	September 2003

Kentucky	Paul B. Hall Regional Medical Center	Paintsville	72	Owned	January 1979

Mississippi	Biloxi Regional Medical Center	Biloxi	153	Leased	September 1986
	Natchez Community Hospital	Natchez	101	Owned	September 1993
	Northwest Mississippi Regional Medical Center	Clarksdale	195	Leased	January 1996
	Rankin Medical Center	Brandon	134	Leased	January 1997
	Riley Hospital	Meridian	140	Owned	January 1998
	River Oaks Hospital	Flowood	110	Owned	January 1998
	Woman’s Hospital at River Oaks	Flowood	111	Owned	January 1998
	Central Mississippi Medical Center	Jackson	429	Leased	April 1999
	Madison Regional Medical Center	Canton	67	Leased	January 2003

Missouri	Twin Rivers Regional Medical Center	Kennett	116	Owned	November 2003
	Poplar Bluff Regional Medical Center	Poplar Bluff	423	Owned	November 2003

North Carolina	Franklin Regional Medical Center	Louisburg	85	Owned	August 1986
	Lake Norman Regional Medical Center	Mooresville	105	Owned	January 1986
	Sandhills Regional Medical Center	Hamlet	64	Owned	August 1987
	Davis Regional Medical Center	Statesville	149	Owned	October 2000

Oklahoma	Medical Center of Southeastern Oklahoma	Durant	120	Owned	May 1987
	Midwest Regional Medical Center	Midwest City	255	Leased	June 1996

Pennsylvania	Heart of Lancaster Regional Medical Center	Lancaster	144	Owned	July 1999
	Lancaster Regional Medical Center	Lancaster	262	Owned	July 2000
	Carlisle Regional Medical Center (2)	Carlisle	151	Leased	June 2001

South Carolina	Upstate Carolina Medical Center	Gaffney	125	Owned	March 1988
	Carolina Pines Regional Medical Center	Hartsville	116	Owned	September 1995
	Chester Regional Medical Center	Chester	82	Leased	October 2004

Tennessee	Jamestown Regional Medical Center	Jamestown	85	Owned	January 2002
	University Medical Center	Lebanon	245	Owned	November 2003
	Harton Regional Medical Center	Tullahoma	137	Owned	November 2003

Texas	Medical Center of Mesquite	Mesquite	176	Owned	January 2002
	Mesquite Community Hospital	Mesquite	172	Owned	May 2002

Virginia	Lee Regional Medical Center	Pennington Gap	80	Owned	September 2001
	Mountain View Regional Medical Center	Norton	133	Owned	February 2005

Washington	Yakima Regional Medical & Heart Center	Yakima	214	Owned	August 2003
	Toppenish Community Hospital	Toppenish	63	Owned	August 2003

West Virginia	Williamson Memorial Hospital (3)	Williamson	76	Owned	June 1979

	Total licensed beds owned, leased or managed at September 30, 2005		8,310

(1)	We are contractually obligated to construct a new facility at this location within the next three years.
(2)	A replacement hospital is under construction.
(3)	We intend to sell this facility during the year ending September 30, 2006.

          As indicated in the above table, we currently lease certain facilities pursuant to long-term leases that provide us with the exclusive right to use and control each hospital’s operations. The facilities we lease and the years of lease expiration are as follows:  Highlands Regional Medical Center (2025), Fishermen’s Hospital (2011), Biloxi Regional Medical Center (2040), Summit Medical Center (2027), Northwest Mississippi Regional Medical Center (2025), Midwest Regional Medical Center (2026), Rankin Medical Center (2026), Brooksville Regional Hospital/Spring Hill Regional Hospital (2038), Central Mississippi Medical Center (2040), Lower Keys Medical Center (2029), Madison Regional Medical Center (2042) and Chester Regional Medical Center (2034).  Our Carlisle Regional Medial Center lease expires in 2006; however, a replacement hospital, which we will wholly own, is currently under construction and we expect it to be completed in January 2006.

          Our corporate headquarters are located in an office building complex in Naples, Florida that we own.  We use approximately 24% of the complex and lease the remaining space.  We have engaged an outside property management company to manage this complex on our behalf.

          We also have several hospital renovation, expansion and replacement projects currently underway.  See Note 13 to the Consolidated Financial Statements in Item 8.

          We believe that all of our facilities are suitable and adequate for our needs.  At one of our hospitals, certain real property serves as collateral for a mortgage note.  See Note 3(c) to the Consolidated Financial Statements in Item 8.

Item 3.	Legal Proceedings

          On August 5, 2004, a lawsuit, Jose Manual Quintana v. Health Management Associates, Inc., was filed in the Circuit Court for the 11th Judicial Circuit in Miami-Dade County, Florida.  The lawsuit challenges the amounts charged for medical services by our subsidiary hospitals to uninsured patients.  The plaintiff in this lawsuit seeks damages and injunctive relief on behalf of a purported class of uninsured patients treated at any of our subsidiary hospitals. We have challenged the plaintiff’s standing to bring this action.  Discovery related to standing and class certification is underway.

          On September 3, 2004, a lawsuit, Olga S. Estrada v. Health Management Associates, Inc., was initiated in the South Carolina Court of Common Pleas, Seventh Judicial Circuit. This case was subsequently removed to the United States District Court for the District of South Carolina, Spartanburg Division. The plaintiff subsequently dismissed this lawsuit and, on December 17, 2004, commenced a new lawsuit, Olga S. Estrada v. Gaffney H.M.A., Inc., d/b/a Upstate Carolina Medical Center, in the South Carolina Court of Common Pleas, Seventh Judicial Circuit, against our subsidiary hospital in Gaffney, South Carolina.  The lawsuit challenges the amounts charged for medical services by our South Carolina subsidiary hospital to uninsured patients. The Supreme Court of South Carolina thereafter assigned this and all similar hospital pricing litigation cases to a single judge for common handling of pretrial matters, including discovery and class certification.  The order also permits individual trials before the same judge.  The plaintiff seeks damages and injunctive relief on behalf of a purported class of uninsured patients who have been or will be treated at our subsidiary hospital.

          The above lawsuits are similar to other lawsuits filed against hospitals throughout the country regarding charges to uninsured patients. We believe that the billing and collection practices at all of our subsidiary hospitals are appropriate, reasonable and in compliance with all applicable laws, rules and regulations.  Accordingly, we intend to vigorously defend our company and our subsidiaries against the allegations contained in the above lawsuits. As it is not possible to estimate the ultimate loss, if any, relative to such lawsuits, no loss accruals have been recorded for these matters.

          We are also a party to various other legal actions arising out of the normal course of our businesses.  We believe that the ultimate resolution of such actions will not have a material adverse effect on our financial position, results of operations or liquidity. Nevertheless, due to uncertainties inherent in litigation, the ultimate disposition of these actions cannot be presently determined.  See “Critical Accounting Policies and Estimates - Professional Liability Claims” in Item 7.

Item 4.	Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2005.

Executive Officers of the Registrant

          Below is information regarding our executive officers.

          William J. Schoen, age 70, has served as our Chairman of the Board of Directors since April 1986.  Since January 1, 2004, he has served us in such capacity without being an employee of ours.  He joined our Board of Directors in February 1983, became our President and Chief Operating Officer in December 1983, Co-Chief Executive Officer in December 1985 and Chief Executive Officer in April 1986.  He served as our President until April 1997 and Chief Executive Officer until January 2001.  From 1982 to 1987, Mr. Schoen was Chairman of Commerce National Bank, Naples, Florida, and from 1973 to 1981 he was President, Chief Operating Officer and Chief Executive Officer of The F&M Schaefer Corporation, a consumer products company.  From 1971 to 1973, Mr. Schoen was President of the Pierce Glass subsidiary of Indian Head, Inc., a diversified company.

          Joseph V. Vumbacco, age 60, became our Chief Executive Officer in January 2001.  Prior to that and since April 1997, he has been our President, and has also served as our Chief Administrative Officer and Chief Operating Officer.  Effective January 1, 2006, Mr. Vumbacco will become our Vice Chairman and will no longer serve as our President.  He will continue to serve as our Chief Executive Officer.  He joined us as an Executive Vice President in January 1996 after 14 years with The Turner Corporation (construction and real estate), most recently as an Executive Vice President.  Prior to joining Turner, he served as the Senior Vice President and General Counsel for The F&M Schaefer Corporation, and previously was an attorney with the Manhattan law firm of Mudge, Rose, Guthrie & Alexander.  Mr. Vumbacco joined our Board of Directors in May 2001.

          Burke W. Whitman, age 49, will commence service as our President and Chief Operating Officer effective January 1, 2006. Prior to joining us and since February 1999, Mr. Whitman served as Executive Vice President and Chief Financial Officer of Triad Hospitals, Inc. Prior to Triad, Mr. Whitman served as President and Chief Financial Officer of Deerfield Healthcare Corporation and was an investment banker with Morgan Stanley in New York City.  Mr. Whitman is a member of the Board of the Federation of American Hospitals. He also serves as a Lt. Colonel in the U.S. Marine Corps Reserves and recently returned from serving in that capacity in Iraq. He holds a BA degree from Dartmouth College and an MBA from Harvard University.

          Robert E. Farnham, age 50, became our Senior Vice President and Chief Financial Officer in March 2001. He joined us in 1985 and previously served as our Senior Vice President and Controller.  Prior to joining us, Mr. Farnham, who is a C.P.A., was employed by the accounting firm of PricewaterhouseCoopers LLP, formerly known as Coopers & Lybrand LLP.

          Timothy R. Parry, age 51, is our Senior Vice President, General Counsel and Corporate Secretary.  He joined us in February 1996 as a Divisional Vice President and Assistant General Counsel after 12 years with the law firm of Harter, Secrest & Emery LLP, the last seven years as a partner.  He became our General Counsel in 1997.  Prior to joining Harter, Secrest & Emery LLP, he was an Assistant Ohio Attorney General for two years and before that a law clerk for the United States District Court for the Southern District of Ohio.

          Peter M. Lawson, age 43, became one of our Executive Vice Presidents-Hospital Operations in January 2003.  He previously and since January 2000 served as a Senior Vice President, overseeing our regional hospitals. Prior to that, Mr. Lawson was a Divisional Vice President-Operations and served as Executive Director of our 255-bed Midwest Regional Hospital in Midwest City, Oklahoma.  Before joining us, Mr. Lawson worked with several proprietary health care companies.

          Jon P. Vollmer, age 47, became one of our Executive Vice Presidents-Hospital Operations in January 2003. He previously and since January 2000 served as a Senior Vice President, overseeing our regional hospitals. Prior to that, Mr. Vollmer was a Divisional Vice President-Operations, having joined us in 1991 as the Executive Director of our 281-bed Riverview Regional Medical Center in Gadsden, Alabama.  Prior to joining us, Mr. Vollmer worked with several proprietary health care companies.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

          Our common stock is listed on the New York Stock Exchange under the symbol “HMA.”  As of December 13, 2005, there were 240,420,620 shares of our common stock outstanding that were held by approximately 1,400 record holders.  The following table sets forth the high and low sales prices per share of our common stock on the New York Stock Exchange for each of the quarters in the two year period ended September 30, 2005.

	High	Low

Year ended September 30, 2005
First quarter	$23.40	$18.80
Second quarter	27.00	21.75
Third quarter	26.68	23.63
Fourth quarter	26.48	22.60
Year ended September 30, 2004
First quarter	$26.45	$20.92
Second quarter	25.55	20.82
Third quarter	23.79	21.13
Fourth quarter	22.50	18.85

          On October 29, 2002, we initiated a quarterly cash dividend policy. We declared cash dividends of $0.02 per share on our common stock on each of October 29, 2002, January 28, 2003, April 29, 2003, July 29, 2003, October 28, 2003, January 27, 2004, April 27, 2004 and July 27, 2004.  We declared a cash dividend of $0.04 per share on our common stock on September 23, 2004, February 1, 2005, May 3, 2005 and August 2, 2005.  On September 22, 2005, we declared a cash dividend of $0.06 per share on our common stock.  We can provide no assurances that we will pay cash dividends for any future period or that our cash dividends will remain at any specific level.

          At September 30, 2005, we had reserved a sufficient number of shares to satisfy the potential conversion of our subordinated convertible notes and debentures.  See Note 3(b) to our Consolidated Financial Statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources - Outstanding Long-Term Debt Securities” in Item 7.

          On August 3, 2005, we announced the commencement of a share repurchase program to repurchase up to ten million shares of our common stock.  Effective November 10, 2005, we completed such repurchase program through open market purchases of all ten million shares.  The table below summarizes purchases made during each month during the quarter ended September 30, 2005, as well as purchases during each subsequent month through the completion of the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program

July 2005	—	$—	—
August 2005	1,370,600	23.93	1,370,600
September 2005	1,950,000	23.30	3,320,600
October 2005	2,400,000	22.19	5,720,600
November 2005	4,279,400	21.09	10,000,000

Item 6.	Selected Financial Data

          The following table summarizes certain of our selected financial data and should be read in conjunction with the Consolidated Financial Statements and accompanying notes in Item 8.

HEALTH MANAGEMENT ASSOCIATES, INC.
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Years ended September 30,

	2005	2004	2003	2002	2001

Total revenue (1)	$3,588,822	$3,174,832	$2,529,668	$2,231,375	$1,849,148
Total costs and expenses (1)	3,020,410	2,642,685	2,068,323	1,830,918	1,532,803
Income from continuing operations before income taxes (2)	565,286	526,431	457,004	400,457	316,345
Income (loss) from discontinued operations, net of income taxes	(580)	14	1,044	3,162	2,798
Net income (2)	353,077	325,099	283,424	246,436	194,978
Income from continuing operations (per share – diluted (2))	$1.42	$1.32	$1.12	$0.96	$0.75
Weighted average number of shares outstanding – diluted	248,976	246,826	255,884	260,641	264,351
Cash dividends per common share	$0.18	$0.12	$0.08	—	—

	As of September 30,

	2005	2004	2003	2002	2001

Working capital (deficit) (3) (4)	$(80,702)	$621,463	$825,723	$422,043	$377,144
Total assets	3,988,171	3,482,182	3,010,526	2,364,317	1,941,577
Short-term debt and capital lease obligations (4)	633,338	9,742	9,447	7,609	6,752
Long-term debt and capital lease obligations (4)	366,649	925,518	924,713	650,159	428,990
Stockholders’ equity	2,289,459	1,978,010	1,637,075	1,346,752	1,253,649
Book value per common share	$9.35	$8.12	$6.82	$5.65	$5.11

(1)	Amounts are from continuing operations.
(2)

As discussed in Note 1(d) to the Consolidated Financial Statements in Item 8, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we discontinued the amortization of goodwill effective October 1, 2001. The selected financial data for the year ended September 30, 2001 has not been adjusted to give effect to this accounting change.

(3)

Other than September 30, 2005, the assets of discontinued operations are excluded from working capital because they relate to long-lived assets (i.e., property, plant and equipment and goodwill) that were not disposed of within one year of the respective balance sheet dates.

(4)

As of September 30, 2005, approximately $621.1 million of our long-term debt has been reclassified to current liabilities in accordance with Statement of Financial Accounting Standards No. 78, Classification of Obligations That Are Callable by the Creditor.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources - Outstanding Long-Term Debt Securities” in Item 7 and Note 3(b) to the Consolidated Financial Statements in Item 8.

          The above table reflects acquisitions made by us in furtherance of our business strategy. See “Business-Acquisitions and Other Recent Activity” in Item 1 and Note 2 to the Consolidated Financial Statements in Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements may include projections of revenue, income or loss, capital expenditures, capital structure, other financial items, statements regarding our plans and objectives for future operations and acquisitions, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and statements which are other than statements of historical fact.

          Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1 of this Annual Report.

          Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this report in order to reflect future events or developments.

Critical Accounting Policies and Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

          We consider the following critical accounting policies to be those that require us to make the most significant judgments and estimates when we prepare our financial statements.

          Net Patient Service Revenue

          We derive a significant portion of our revenue from the Medicare and Medicaid programs and from managed care health plans.  Payments for services we render to patients covered by these programs are generally less than billed charges.  For Medicare and Medicaid revenue, provisions for contractual adjustments are made to reduce the charges to these patients to estimated cash receipts based upon the programs’ principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs).  Final settlements under these programs are subject to administrative review and audit and, accordingly, we periodically provide reserves for the adjustments that may ultimately result therefrom.  Estimates for contractual allowances under managed care health plans are based primarily on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.  We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available.  However, due to the complexities involved in these estimations, actual payments from payors may be different from the amounts we estimate and record.

          In the ordinary course of business, we provide services to patients who are financially unable to pay for their care.  Accounts written off as charity and indigent care are not recognized in net patient service revenue.  The policy and practice at each of our hospitals is to write off a patient’s entire account balance upon determining that the patient qualifies under a hospital’s charity care and/or indigent policy.  We continually monitor the levels of charity and indigent care and the procedures employed by our hospitals to identify and account for these patients.  We believe that our policies result in the appropriate recognition of net patient service revenue.

          Provision for Doubtful Accounts

          Our hospitals provide services to patients with health care coverage, as well as to those without health care coverage.  Those patients with health care coverage are often responsible for a portion of their bill referred to as the co-payment or deductible.  This portion is determined by the patient’s specific health care or insurance plan.   Patients without health care coverage are evaluated at the time of service, or shortly thereafter, for their ability to pay based on federal and state poverty guidelines, qualification for Medicaid or other state assistance programs, as well as the local hospital’s policies for indigent and charity care.  After payment, if any, is received from a third party, statements are sent to individual patients indicating the outstanding balance on their account.  If the account is still outstanding after a period of time, it is referred to a primary collection agency for assistance in collecting the amount due.  The primary collection agency begins the process of debt collection by contacting the patient via mail and phone.  The purpose of this process is to work with the patient to resolve the outstanding debt.  The primary collection agency acts, in most cases, as an extension of our local hospital business office.  The accounts that are sent to these agencies are often difficult to collect and require more focused, dedicated attention than might be available in the local hospital business office.  We believe that the primary collection agencies have proven very successful in collecting the accounts that we send to them.  A secondary collection agency is utilized when accounts are returned from the primary collection agency as uncollectible.  These accounts are written off at that point as uncollectible.  An account is typically sent to the primary collection agency automatically via electronic transfer of data at the end of the statement cycle although, if deemed necessary or appropriate, the account can be sent to the primary collection agency at any time. In many cases, patients who do not qualify for Medicaid or indigent write-offs are offered substantial discounts in an effort to settle their account balance.

          All commercial accounts over 150 days old from date of discharge are reserved 100% in our allowance for doubtful accounts. As discussed below, the policy for fully reserving against self-pay accounts changed during the year ended September 30, 2005 from 150 days to 120 days after the date of discharge.  For governmental accounts, an allowance for doubtful accounts is established for accounts over 360 days old from date of discharge.  The accounts that are reserved include those placed with a collection agency and those for which legal action has been taken.  The accounts for which legal action has been taken are written off once a judgment is obtained.  Commercial and self-pay accounts under 150 days and 120 days old, respectively, from the date of discharge that are placed with a primary collection agency are not reserved in the allowance for doubtful accounts due to the fact that, in most cases, we consider the primary collection agencies extensions of our local hospital business offices and we do not believe that a reserve is necessary until the primary collector has appropriately evaluated the account and deemed it uncollectible.  Accounts are reviewed individually and, accordingly, they are not automatically written off when they reach the aforementioned reserve thresholds.  Accounts that are identified as self-pay accounts with balances less than $9.99 are automatically written off on the 20th day of each month.  All accounts that have been placed with a primary collection agency that are less than $25.00 are also written off.

          As discussed in Note 1(g) to the Consolidated Financial Statements in Item 8, we modified our allowance for doubtful accounts reserve policy for self-pay accounts during the year ended September 30, 2005 in order to reserve all those accounts at 120 days (previously we reserved such accounts at 150 days).  This accounting policy modification was based on our current collection rates and reflects increases in underinsured and uninsured patient service volume that have been experienced by us and the hospital industry as a whole.  Although we believe that this new policy is appropriate and responsive to the current health care environment and the overall economic climate, we will continue to monitor these circumstances and related industry trends.

          Changes in payor mix, business office operations, general economic conditions or trends in federal and state governmental health care coverage could adversely affect our accounts receivable collections, cash flows and results of operations.

          Impairment of Long-Lived Assets

          Long-lived assets - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The determination of possible impairment for assets to be held and used is predicated on our estimate of the asset’s undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value.   Long-lived assets to be disposed of, including discontinued operations, are reported at the lower of their carrying amounts or fair value less estimated costs to sell.  There were no long-lived asset impairment charges that were material to our consolidated financial position or results of operations during the three years ended September 30, 2005.

          Goodwill - In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. However, goodwill is reviewed for impairment on an annual basis or whenever circumstances indicate that a possible impairment might exist.  Our judgment regarding the existence of impairment indicators is based on, among other things, market conditions and operational performance. When performing the impairment test, we initially compare the fair values of our reporting units’ net assets to the corresponding carrying amounts thereof on the consolidated balance sheet.  If the fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of goodwill, compare such fair value to the reporting unit’s goodwill carrying amount and, if necessary, record a goodwill impairment charge.  However, there were no goodwill impairment charges during the three years ended September 30, 2005.  Changes in the estimates used to conduct impairment tests, including revenue and profitability projections and market values, could indicate that our goodwill is impaired in future periods and result in a write-off of some or all of the goodwill at that time.  Reporting units are one level below the operating segment level (see Note 1(n) to the Consolidated Financial Statements in Item 8). Therefore, after consideration of SFAS No. 142’s aggregation rules, our goodwill impairment testing is performed at a divisional operating level.  Goodwill is discretely allocated to our reporting units (i.e., each hospital’s stand-alone goodwill is included as a component of the aggregate reporting unit goodwill being evaluated during the impairment analysis).

          Income Taxes

          We make estimates to record the provision for income taxes, including conclusions regarding deferred tax assets and deferred tax liabilities, as well as valuation allowances that might be required to offset deferred tax assets.  We estimate valuation allowances to reduce deferred tax assets to the amount we believe is more likely than not to be realized in future periods.  When establishing valuation allowances, we consider all relevant information, including ongoing tax planning strategies. We believe that, other than certain state net operating loss carryforwards, future taxable income will enable us to realize our deferred tax assets and, therefore, we have not recorded any significant valuation allowances against our deferred tax assets.

          We operate in multiple states with varying tax laws. We are subject to both federal and state audits of our tax filings. Our federal income tax returns have been examined by the Internal Revenue Service through fiscal year 2001 and resulted in no material audit adjustments. Our federal income tax returns for fiscal years 2002 and 2003 are currently being audited by the Internal Revenue Service. We make estimates in order to record tax reserves that adequately provide for audit adjustments, if any.

          Professional Liability Claims

          Commencing October 1, 2002, we began utilizing our wholly owned captive insurance subsidiary in the Cayman Islands in order to self-insure a greater portion of our primary professional and general liability risk.  Since its inception, the captive insurance subsidiary has provided claims-made coverage to all of our hospitals and substantially all of our employed physicians.  During the years ended September 30, 2004 and 2003, we also procured claims-made policies with independent commercial carriers in order to provide coverage for losses and loss expenses beyond the captive insurance company’s policy limits.  During the year ended September 30, 2005, the captive insurance company provided significantly enhanced coverage to us and, in connection therewith, it obtained claims-made reinsurance policies for professional liability risks above certain retention levels.  The total cost of our professional liability program was approximately 1.4%, 1.5% and 1.4% of total revenue during the years ended September 30, 2005, 2004 and 2003, respectively.

          We determine our reserves for self-insured professional liability risks using asserted and unasserted claim data that has been accumulated by our incident reporting system, as well as independent third party actuarial analyses that are predicated on our historical loss payment patterns and industry trends.  We have discounted these long-term liabilities to their estimated present value using discount rates of 3.75% and 4.50% at September 30, 2005 and 2004, respectively.  We select a discount rate by estimating a risk-free interest rate that corresponds to the period when the claims are projected to be paid.  The discounted reserves are periodically reviewed and adjustments thereto are recorded as more information about claim trends becomes known to us and our actuary.  Although the ultimate settlement of these liabilities may vary from our estimates, we believe that the amounts provided in the consolidated financial statements are reasonable and adequate. However, if the actual claim payments and expenses exceed our projected estimates, our reserves could be materially adversely affected.

          Other Self-Insured Programs

          We provide income continuance and certain reimbursable health costs (collectively “workers’ compensation”) to our disabled employees and we provide health and welfare benefits to our employees, their spouses and certain beneficiaries.  Such employee benefit programs are primarily self-insured.  At the end of each reporting period, we record estimated liabilities for both reported and incurred but not reported workers’ compensation and health and welfare claims based upon historical loss experience, independent actuarial determinations and other information provided by our third party administrators.  Liabilities for the workers’ compensation program are discounted to their estimated present value using a discount rate selected by us that represents an estimated risk-free interest rate corresponding to the period when such benefits are projected to be paid.  We believe that the estimated liabilities for these self-insured programs are adequate and reasonable but there can be no assurances that the ultimate liability will not exceed our estimates.  If the costs of these programs exceed our estimates, the liabilities could be materially adversely affected.

Recent Accounting Pronouncements

          Stock-Based Compensation

          On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) also supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, SFAS No. 123(R) is similar to SFAS No. 123; however, SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.  Moreover, pro forma disclosure of the impact of stock-based compensation is no longer permitted as an alternative.  SFAS No. 123(R) permits public companies to adopt its requirements using either the “modified prospective” or “modified retrospective” methodologies.  We elected to adopt SFAS No. 123(R)’s modified prospective methodology on October 1, 2005.

          We previously accounted for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, no compensation cost for employee stock options has been recognized through September 30, 2005. Therefore, the adoption of the fair value method under SFAS No. 123(R) will have a significant impact on our results of operations. The precise impact that the adoption of SFAS No. 123(R) will have on us cannot be predicted at this time because it will depend on the amount and nature of share-based awards granted by us in the future.  Had we adopted SFAS No. 123(R) in prior periods, the impact of such accounting pronouncement would have approximated that which is described in the SFAS No. 123 pro forma table at Note 1(r) to the Consolidated Financial Statements in Item 8.

          SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow item rather than as an operating cash flow item, as provided under superseded accounting standards.  While we cannot estimate future amounts because they depend on, among other things, when employees exercise their stock options, the amount of operating cash flows during the year ended September 30, 2005 for such excess tax deductions under an SFAS No. 123(R) model approach was approximately $1.3 million.  On November 10, 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R).  Among other things, Staff Position No. 123(R)-3 also provides guidance on how to present excess tax benefits in statements of cash flows when the alternative pool calculation is used.  The FASB’s new guidance became effective upon its issuance; however, companies can generally make a one-time election to adopt the transition method in Staff Position 123(R)-3 up to one year from the later of (a) initial adoption of SFAS 123(R) or (b) November 10, 2005.  If a company elects to adopt the alternative method after it has already issued financial statements pursuant to the provisions of SFAS No. 123(R), such adoption would be considered a change in accounting principle.  We have not yet fully evaluated this new accounting guidance and, accordingly, we have not determined whether we will elect the alternative method thereunder.

          Physician Guarantees and Commitments

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”).  FIN 45 elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing such guarantee.  Our adoption of FIN 45 did not have a material effect on our consolidated financial statements.

          On November 10, 2005, FASB Staff Position FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, (“FIN 45-3”) was issued.  FIN 45-3 requires that a guarantor apply the recognition, measurement and disclosure provisions of FIN 45 to guarantees granted to a business or its owners that the revenue of the business (or a specific portion of the business) for a specified period of time will be at least a specified minimum amount (i.e., a minimum revenue guarantee).  Because the examples cited in FIN 45-3 are similar to certain of our physician recruitment and physician group professional services arrangements, we believe that they will fall under the purview of FIN 45-3; however, we have not yet quantified the impact that FIN 45-3’s adoption will have on our consolidated financial position and our results of operations.  This new accounting guidance applies to all new minimum revenue guarantees issued or modified on or after the beginning of the first quarter following November 10, 2005.  Retroactive application of FIN 45-3 is not permitted.

Results of Operations

          Overview

          At September 30, 2005, we operated 55 acute care hospitals and two psychiatric hospitals in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia.

          Unless specifically indicated otherwise, the following discussion is exclusive of Williamson Memorial Hospital in Williamson, West Virginia.  The operations of such hospital during each of the years in the three year period ended September 30, 2005 were not material to our consolidated results of operations.  See Note 12, Discontinued Operations, to the Consolidated Financial Statements in Item 8.

          During the year ended September 30, 2005, which we refer to as the 2005 Period, we reported net patient service revenue growth over the year ended September 30, 2004, which we refer to as the 2004 Period, of 12.0%.  In addition, consolidated net income and net income per diluted share increased by 8.6% and 7.6%, respectively, during the 2005 Period as compared to the 2004 Period. Enhanced 2005 Period net patient service revenue resulted from increases in hospital admissions, surgeries and reimbursement rates, as well as the inclusion of revenue from hospitals acquired by us since October 1, 2004. The 2005 Period was adversely impacted by a modification in our reserve policy for self-pay accounts receivable, which resulted in an increase in the provision for doubtful accounts of approximately $37.5 million. See Note 1(g) to the Consolidated Financial Statements in Item 8.

          Our same hospital surgeries increased 4.8% in the 2005 Period when compared to the 2004 Period due, in part, to surgeries performed at our hospitals by newly recruited physicians.  Additionally, same hospital admissions increased slightly in the 2005 Period compared to the 2004 Period.  We believe that these increases are due, in part, to our adherence to the acquisition criteria we have strictly followed for many years, whereby we acquire hospitals in growing non-urban areas and in areas where we believe the opportunity to reverse outmigration to other hospitals exists. Furthermore, our hospitals continue to add physicians to their medical staffs and medical equipment to their hospitals in order to meet the needs of the communities they serve. We believe that, over time, these investments, coupled with improved demographics, have resulted in, and will continue to result in, increases to hospital surgeries and admissions.

          Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net patient service revenue during the 2005 Period and the 2004 Period generated on an outpatient basis. We continue to focus on emergency room services and diagnostic imaging services to meet the needs of the communities we serve and have invested capital in nearly every one of our hospitals over the last five years in one of these two areas. Reflective of this continuous focus, our same hospital adjusted admissions, which adjusts admissions for outpatient volume, increased 2.0% in the 2005 Period compared to the 2004 Period.

          Our provision for doubtful accounts during the 2005 Period increased 100 basis points to 8.6% of net patient service revenue compared to 7.6% of net patient service revenue in the 2004 Period. Substantially all of the 2005 Period increase is attributable to the modification of our self-pay accounts receivable reserve policy described above (excluding the impact of such modification, the 2005 Period provision for doubtful accounts rate was nominally below the corresponding 2004 Period rate). We believe that, on a recurring basis, our provision for doubtful accounts as a percentage of net patient service revenue is generally lower than our industry peer group average because our longstanding and consistently applied charity care and indigent policies result in a higher percentage of uninsured patients’ accounts being treated as foregone/unrecognized revenue.

          Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. This general industry trend has also affected us, with our same hospital self-pay admissions increasing in the 2005 Period compared to the 2004 Period.  We continually evaluate our policies and programs in light of these and other trends and consider changes or modifications to our policies as circumstances warrant.

          In late August 2005, Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama and caused substantial damage to residential and commercial properties in Mississippi, where we operate a number of hospitals.  The property damage caused by Hurricane Katrina at our hospitals was relatively minor and, therefore, did not have a significant effect on our consolidated results of operations.  However, we cannot predict the extent that the damage caused by Hurricane Katrina will affect our patients, payors and vendors or the local economies in the effected areas.

          2005 Period Compared to the 2004 Period

          The following tables summarize our results of operations for the 2005 Period and the 2004 Period:

	Years ended September 30,

	2005		2004

	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue

	(in thousands)		(in thousands)
Revenue:
Net patient service revenue	$3,554,533	99.0%	$3,174,832	100.0%
Gains on sales of assets and insurance recoveries	34,289	1.0%	—	—

Total revenue	3,588,822	100.0%	3,174,832	100.0%

Costs and expenses:
Salaries and expenses	1,393,647	38.9%	1,242,470	39.1%
Supplies and other	1,080,657	30.1%	946,056	29.8%
Provision for doubtful accounts	305,559	8.5%	239,628	7.6%
Depreciation and amortization	155,173	4.3%	133,644	4.2%
Rent expense	72,452	2.0%	64,705	2.0%
Interest, net	12,922	0.4%	16,182	0.5%

Total costs and expenses	3,020,410	84.2%	2,642,685	83.2%

Income from continuing operations before minority interests and income taxes	568,412	15.8%	532,147	16.8%
Minority interests in earnings of consolidated entities	3,126	0.1%	5,716	0.2%

Income from continuing operations before income taxes	565,286	15.7%	526,431	16.6%
Provision for income taxes	211,629	5.8%	201,346	6.4%

Income from continuing operations	$353,657	9.9%	$325,085	10.2%

	Years ended September 30,		Change		Percent Change

	2005	2004

Same Hospitals
Occupancy	46.8%	47.3%	(50 bps	)*	n/a
Patient days	1,059,666	1,061,891	(2,225)		(0.2)%
Admissions	247,590	247,452	138		0.1%
Adjusted admissions	402,684	394,830	7,854		2.0%
Total surgeries	221,595	211,420	10,175		4.8%
Outpatient revenue percentage	47.5%	46.6%	90 bps		n/a
Inpatient revenue percentage	52.5%	53.4%	(90 bps	)	n/a
Total Hospitals
Occupancy	46.3%	47.9%	(160 bps	)	n/a
Patient days	1,349,727	1,275,838	73,889		5.8%
Admissions	301,362	281,549	19,813		7.0%
Adjusted admissions	498,168	456,076	42,092		9.2%
Total surgeries	263,632	236,767	26,865		11.3%
Outpatient revenue percentage	47.9%	47.6%	30 bps		n/a
Inpatient revenue percentage	52.1%	52.4%	(30 bps	)	n/a

* basis points

          Our net patient service revenue for the 2005 Period was $3,554.5 million as compared to $3,174.8 million for the 2004 Period. This change represented an increase of $379.7 million or 12.0%.  Hospitals in operation for the entire 2005 Period and the 2004 Period, which we refer to as same hospitals, provided $106.4 million, or 28.0%, of the increase in net patient service revenue as a result of increases in surgeries and reimbursement rates. The remaining $273.3 million increase in net patient service revenue came from three hospitals we acquired in February 2005, individual hospitals we acquired in October 2004 and April 2005 and the full year impact of our acquisitions during the 2004 Period, offset slightly by decreases in other miscellaneous revenue.

          Net patient service revenue per adjusted admission at our same hospitals increased 1.8% during the 2005 Period as compared to the 2004 Period. Contributing factors to such increase included improvements in Medicare pricing, as well as the effect of favorably renegotiated agreements with commercial providers.

          During the 2005 Period, we recognized approximately $14.9 million of revenue attributable to gains on dispositions of a medical office building and land in Jackson, Mississippi and two home health agencies. Additionally, during such period we recorded revenue attributable to insurance claim recovery gains for renovations and equipment approximating $19.4 million.  See Note 11 to the Consolidated Financial Statements in Item 8.

          Accounts written off as charity and indigent care are not recognized in net patient service revenue. Foregone charges for charity care and indigent write-offs, including those at Williamson Memorial Hospital, were $556.9 million or 4.4% of gross patient service revenue for the 2005 Period and $421.2 million or 4.0% of gross patient service revenue during the 2004 Period. The policy and practice at each of our hospitals is to write off a patient’s entire account balance upon determining that the patient qualifies under a hospital’s charity care and/or indigent policy. We believe that our practice of timely recognition of charity and indigent accounts results in the appropriate recognition of net patient service revenue and provisions for doubtful accounts. Effective June 30, 2005, we changed our policy to reserve 100% of all self-pay accounts receivable greater than 120 days old (prior thereto, the policy was to reserve 100% when the account balance reached 150 days old). For commercial accounts receivable over 150 days old, we also reserve 100% of the account balance. We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, significantly contributes to our effective accounts receivable management. Our hospitals also work diligently to help uninsured patients qualify for Medicaid, charity care, and other state and local financial assistance programs.

          Salaries and benefits nominally increased as a percent of net patient service revenue to 39.2% for the 2005 Period from 39.1% for the 2004 Period.  We believe that our Chief Nursing Officers continue to effectively manage their staffs. Same hospital salaries and benefits decreased from 38.2% of net patient service revenue in the 2004 Period to 37.7% in the 2005 Period.  We believe that this decrease is a result of our continued effective management of salary costs in response to varying patient volume and acuity, as well as lower levels of nursing vacancy and turnover.

          Supplies and other costs increased as a percent of net patient service revenue to 30.4% for the 2005 Period from 29.8% for the 2004 Period. The percentage increase was due to higher costs at the hospital we acquired in October 2004, the three hospitals we acquired in February 2005 and the hospital we acquired in April 2005, as well as higher supply costs for certain surgical procedures (e.g., orthopedic implants, drug-eluting stents, etc.) which demonstrated significant volume increases during the 2005 Period.

          Our effective income tax rates were approximately 37.4% and 38.2% for the 2005 Period and the 2004 Period, respectively.   See Note 5 to the Consolidated Financial Statements in Item 8.

          2004 Period Compared to the 2003 Period

          The following tables summarize our results of operations for the 2004 Period and the year ended September 30, 2003, which we refer to as the 2003 Period:

	Years ended September 30,

	2004		2003

	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue

	(in thousands)	(in thousands)
Total revenue	$3,174,832	100.0%	$2,529,668	100.0%

Costs and expenses:
Salaries and expenses	1,242,470	39.1%	973,738	38.4%
Supplies and other	946,056	29.8%	730,235	28.9%
Provision for doubtful accounts	239,628	7.6%	186,397	7.3%
Depreciation and amortization	133,644	4.2%	108,522	4.3%
Rent expense	64,705	2.0%	49,588	2.0%
Interest, net	16,182	0.5%	14,912	0.6%
Write-off of deferred financing costs	—	—	4,931	0.2%

Total costs and expenses	2,642,685	83.2%	2,068,323	81.7%

Income from continuing operations before minority interests and income taxes	532,147	16.8%	461,345	18.3%
Minority interests in earnings of consolidated entities	5,716	0.2%	4,341	0.2%

Income from continuing operations before income taxes	526,431	16.6%	457,004	18.1%
Provision for income taxes	201,346	6.4%	174,624	6.9%

Income from continuing operations	$325,085	10.2%	$282,380	11.2%

	Years ended September 30,		Change		Percent Change

	2004	2003

Same Hospitals
Occupancy	49.0%	47.5%	150 bps	*	n/a
Patient days	1,013,369	1,001,263	12,106		1.2%
Admissions	234,409	229,611	4,798		2.1%
Adjusted admissions	374,099	364,369	9,730		2.7%
Total surgeries	204,305	207,048	(2,743)		(1.3% )
Outpatient revenue percentage	46.7%	45.9%	80 bps		n/a
Inpatient revenue percentage	53.3%	54.1%	(80 bps	)	n/a
Total Hospitals
Occupancy	47.9%	48.5%	(60 bps	)	n/a
Patient days	1,275,838	1,066,483	209,355		19.6%
Admissions	281,549	232,229	49,320		21.2%
Adjusted admissions	456,076	368,230	87,846		23.9%
Total surgeries	236,767	207,684	29,083		14.0%
Outpatient revenue percentage	47.6%	45.6%	200 bps		n/a
Inpatient revenue percentage	52.4%	54.4%	(200 bps	)	n/a

* basis points

          Our net patient service revenue for the 2004 Period, was $3,174.8 million as compared to $2,529.7 million for the 2003 Period.  This change represented an increase of $645.1 million or 25.5%.  Hospitals in operation for the entire 2004 Period and the 2003 Period, which we refer to as same hospitals, provided $141.4 million, or 21.9%, of the increase in net patient service revenue as a result of increases in inpatient and outpatient volume and reimbursement rate increases.  The remaining $503.7 million increase in net patient service revenue came from two hospitals we acquired in August 2003, one hospital we acquired in September 2003 and five hospitals we acquired in November 2003, as well as from other miscellaneous revenue.

          Net patient service revenue per adjusted admission at our same hospitals increased 2.9% during the 2004 Period as compared to the 2003 Period.  Contributing factors to such increase included reimbursement rate increases, renegotiation of managed care contracts during the 2004 Period and increased volume in our higher margin outpatient business.

          Accounts written off as charity and indigent care are not recognized in net patient service revenue.  Foregone charges for charity care and indigent write-offs, including those at Williamson Memorial Hospital, were $421.2 million or 4.0% of gross patient service revenue for the 2004 Period and $279.3 million or 3.5% of gross patient service revenue during the 2003 Period.  Certain of our significant policies and practices regarding charity and indigent care are discussed above under the 2005 Period Compared to the 2004 Period.

          Our provision for doubtful accounts during the 2004 Period was 7.6% of net patient service revenue, which represents a nominal 30 basis point increase over the 2003 Period.

          Salaries and benefits increased as a percent of net patient service revenue to 39.1% for the 2004 Period from 38.4% for the 2003 Period, primarily as a result of higher costs at the 2004 Period and the 2003 Period acquisitions discussed at Note 2 to the Consolidated Financial Statements in Item 8.

          Supplies and other costs increased as a percent of net patient service revenue to 29.8% for the 2004 Period from 28.9% for the 2003 Period.  The majority of this increase was due to higher costs at acquired hospitals and increased supply costs related to drug-eluting stents and orthopedic implants.

          Our effective income tax rates were approximately 38.2% for both the 2004 Period and the 2003 Period.  See Note 5 to the Consolidated Financial Statements in Item 8.

Liquidity, Capital Resources, and Capital Expenditures

Liquidity

          Our cash flows from continuing operations provide the primary source of cash for our ongoing business needs.  We have historically utilized cash on hand, revolving credit facility borrowings and proceeds from debt issuances, or a combination thereof, to fund acquisitions.

          The following is a summary of our recent cash flows (in thousands):

	Years ended September 30,

	2005	2004	2003

Sources (uses) of cash and cash equivalents
Operating activities	$563,715	$457,322	$333,899
Investing activities	(585,975)	(747,214)	(319,289)
Financing activities	(12,426)	8,306	257,844
Discontinued operations	315	(806)	(852)

Net increase (decrease) in cash and equivalents	$(34,371)	$(282,392)	$271,602

          2005 Period Cash Flows Compared to the 2004 Period Cash Flows

          Operating Activities

          Our cash flows from continuing operating activities increased $106.4 million or 23.3% during the 2005 Period compared to the 2004 Period.  Enhanced profitability, as well as improved asset and liability management, led to the increased cash flows from continuing operating activities during the 2005 Period.

          Uses of cash attributable to accounts receivable in the 2005 Period and the 2004 Period were $328.5 million and $342.9 million, respectively, resulting in an increase to net cash flows from continuing operating activities of $14.4 million in the 2005 Period as compared to the 2004 Period. In both periods, acquisitions accounted for the majority of the increases in accounts receivable.  Increases in accounts payable and accrued expenses and other current liabilities contributed approximately $57.2 million to the 2005 Period increase in cash flows from continuing operating activities when compared to the 2004 Period.

          Investing Activities

          Cash used in investing activities during the 2005 Period consisted primarily of (i) $342.0 million, in the aggregate, for the hospital we acquired in October 2004, the three hospitals we acquired in February 2005 and the hospital we acquired in April 2005, (ii) $273.3 million for additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities, new hospital construction and capital expenditures for one ongoing and one completed hospital replacement project, and (iii) a net increase in restricted funds of $10.9 million.  Offsetting these cash outlays were cash receipts of approximately $40.2 million from sales of assets and insurance recoveries.  Insurance recoveries generally have been, or will be, utilized to make reparations at the hospitals impacted by hurricane and storm activity.

          During the 2004 Period, cash used in investing activities consisted primarily of $514.8 million paid for the five hospitals we acquired in November 2003, $200.2 million for additions to property, plant and equipment and a net increase in restricted funds of $39.4 million. The property, plant and equipment additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with three hospital replacement projects.

          Financing Activities

          Cash provided by financing activities during the 2005 Period included borrowings of $180.0 million under our $600.0 million revolving credit agreement for the acquisition of three hospitals in February 2005. Proceeds from exercises of stock options provided an additional $62.8 million during such period. Principal payments on debt, payments of dividends and purchases of treasury stock used $166.7 million, $38.6 million and $61.8 million, respectively, of cash during the 2005 Period.  Additionally, during such period, we used $16.0 million of cash to collateralize a standby letter of credit.

          Cash provided by financing activities during the 2004 Period included borrowings of $275.0 million under our prior revolving credit agreement for the acquisition of five hospitals in November 2003; however, we subsequently repaid such debt with cash provided by continuing operating activities during the same period.  Proceeds from exercises of stock options provided an additional $27.4 million during the 2004 Period. Payments of dividends in the 2004 Period represented a $19.8 million use of cash during such period.

          2004 Period Cash Flows Compared to the 2003 Period Cash Flows

          Operating Activities

          Our cash flows from continuing operating activities increased 37.0% during the 2004 Period when compared to the 2003 Period due primarily to our increased profitability. The primary cause for the increase in our working capital was the increase in accounts receivable.  The increase in accounts receivable in the 2004 Period as compared to the 2003 Period resulted primarily from our 2004 Period acquisitions (accounts receivable were not purchased by us as part of such transactions and, therefore, we experienced an increase in accounts receivable during the 2004 Period).

          Investing Activities

          Cash used in investing activities in the 2004 Period consisted primarily of the cash paid for the five hospitals we acquired on November 1, 2003, cash paid for additions to property, plant and equipment and a net increase in restricted funds.  The property, plant and equipment additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with three replacement hospital projects.

          During the 2003 Period, cash used in investing activities consisted primarily of the cash paid for four hospitals we acquired, cash paid for additions to property, plant and equipment and a net increase in restricted funds.  The property, plant and equipment additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with one replacement hospital project.

          Financing Activities

          We borrowed $275.0 million under our prior revolving line of credit agreement during the 2004 Period to finance acquisitions and we subsequently repaid such amount with cash flows provided by continuing operating activities during the same period.  Proceeds from exercises of stock options provided an additional $27.4 million during the 2004 Period.  We used $19.8 million for payments of  dividends during such period.

          Cash provided by financing activities in the 2003 Period primarily resulted from proceeds of $575.0 million from the issuance of our 1.50% Convertible Senior Subordinated Notes due 2023 and $21.3 million from exercises of stock options, offset by $310.8 million used to retire our Zero-Coupon Subordinated Convertible Debentures due 2020, $19.7 million used for payments of dividends and $11.6 million used to pay debt financing costs.

Days Sales Outstanding (“DSO”)

          At the beginning of each fiscal year, we announce a number of financial and quality objectives for the coming fiscal year, including days sales outstanding, or DSO.  Our DSO is calculated by dividing quarterly net patient service revenue by the number of days in the quarter.  The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO.  We believe that this statistic is an important measure of collections on our accounts receivable.  Below is a table comparing actual consolidated DSOs to our objectives (our previously published DSO objective for the year ending September 30, 2006 is 62 to 69 days).

	September 30,

	2005	2004	2003

Actual DSO(1)(2)	67	72	74
Objective for DSO	65-73	65-73	65-73

(1)

The variance from fiscal year 2005 and fiscal year 2004 actual DSO principally resulted from our change in the provision for doubtful accounts policy for self-pay accounts that we implemented during fiscal year 2005.  See Note 1(g) to the Consolidated Financial Statements in Item 8.

(2)

The variance from fiscal year 2004 and fiscal year 2003 actual DSO resulted from acquisitions we completed during the fourth quarter of fiscal year 2003.  At September 30, 2003, we were in the process of transferring Medicare and Medicaid provider numbers for these acquired hospitals.  Pending transfer of the provider numbers, these hospitals continued to treat Medicare and Medicaid patients but were unable to bill such programs for the services provided.  Once we transferred these provider numbers, we were able to bill for all Medicare and Medicaid patients previously treated. This circumstance contributed approximately three days to the DSO for fiscal year 2003.

          The approximate percentage of total gross accounts receivable from continuing operations, summarized by aging category, is as follows:

	September 30,

	2005		2004

	0-150 days	151 days and over	0-150 days	151 days and over

Medicare	18%	1%	18%	1%
Medicaid	11	2	14	3
Commercial insurance and others	30	2	28	1
Self-pay	26	10	25	10

Totals	85%	15%	85%	15%

          In addition to DSO, we utilize other quantitative and qualitative factors to analyze the collectibility of our accounts receivable.  The principal quantitative factor is a comparison of net patient service revenue to cash collections.  We analyze this statistic monthly and quarterly to validate our estimations of both revenue allowances and provisions for doubtful accounts.   The primary qualitative factors used include analyzing DSO, the provision for doubtful accounts as a percentage of net patient service revenue and the allowance for doubtful accounts as a percentage of gross accounts receivable.  These and other factors are reviewed monthly and are closely monitored for developing trends in the accounts receivable portfolio.

          We believe that virtually all accounts receivable identified as due from third party payors at the time of billing that are aged less than 150 days past date of discharge will not convert to self-pay.  However, as such accounts age, there is a likelihood that a small percentage of those accounts will convert to self-pay upon denials from third party payors.  Those accounts are closely monitored on a routine basis for denial potential and are reclassified as deemed necessary.

          Effect of Legislative and Regulatory Action on Liquidity

          The Medicare and Medicaid reimbursement programs are subject to ongoing changes as a result of legislative and regulatory actions.  Although we believe that these changes will continue to limit reimbursement increases under these programs, we do not believe that these changes will have a material adverse effect on our future revenue or liquidity.  Nevertheless, within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion that may further affect payments made to us under those programs.  In the future, both federal and state governments might reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities, either of which could have a material adverse effect on our future revenue and liquidity.  Additionally, any future restructuring of the financing and delivery of health care services in the United States and/or the continued rise in managed care programs could have an adverse effect on our future revenue and liquidity.

Capital Resources

          Credit Facilities

          We currently have a credit agreement with a syndicate of banks that expires on May 14, 2009. The credit agreement allows us to borrow, on a revolving unsecured basis, up to $600.0 million (including standby letters of credit). The credit agreement requires our subsidiaries (other than certain exempted subsidiaries) to guarantee the borrowings thereunder in the event our credit rating falls below certain thresholds. Under the credit agreement, we can elect whether the interest rate we pay is based on the prime rate or the LIBOR rate.  Our effective interest rate includes a spread above the base rate we select and is subject to modification in the event our debt rating changes. Such effective interest rate and our credit availability under the credit agreement at September 30, 2005 were 4.07% and $540 million, respectively. Subsequent to September 30, 2005, we borrowed incremental amounts aggregating $170 million under the credit agreement, thereby reducing our availability to $370 million as of December 13, 2005.

          Under the terms of the credit agreement, we are obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, the credit agreement contains covenants that, without the prior consent of the lenders, limit certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional money, make guarantees and grant security interests. We have complied with our financial covenants, which are calculated at September 30, 2005 as follows:

	Requirement	Level

Maximum permitted consolidated leverage ratio	< 3.00 to 1.00	1.39 to 1.00
Minimum required consolidated interest coverage ratio	> 3.00 to 1.00	23.63 to 1.00

          On August 26, 2005, we executed a $20 million unsecured Demand Promissory Note (the “Demand Note”) in favor of a bank, which is to be used as a working capital line of credit in conjunction with our cash management program.  In connection therewith, our $15 million credit agreement with such bank (the “Prior Agreement”) was terminated and the promissory note delivered by us thereunder was deemed cancelled and replaced by the Demand Note.  No balances were outstanding under the Prior Agreement upon its termination.  Pursuant to the terms and conditions of the Demand Note, we may borrow and repay on a revolving unsecured basis up to the principal face amount of the Demand Note.  All principal and accrued interest outstanding under the Demand Note will be immediately due and payable upon the bank’s written demand.  Absent such a demand, interest under the Demand Note shall be payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Note, plus 0.75%. The Demand Note’s effective interest rate at September 30, 2005 was 4.61%.  As of September 30, 2005, there were no amounts outstanding under either the Demand Note.

          Outstanding Long-Term Debt Securities

          New 2022 Notes and 2023 Notes.  To the extent any holders of the New 2022 Notes or the 2023 Notes (as such debt securities are described in Note 3 to the Consolidated Financial Statements in Item 8) exercise their put options to require us to repurchase such securities on January 28, 2006 and August 1, 2006, respectively, we intend to use available cash balances, cash provided by operating activities and amounts available under our $600.0 million revolving credit agreement to purchase such notes.

          Although we do not believe that all of the put options under the New 2022 Notes and the 2023 Notes will be exercised during the year ending September 30, 2006, such a situation could result in a capital requirement beyond the availability of our aforementioned funding sources.  In order to meet these potential put obligations, we intend to consider various long-term financing alternatives, including, but not limited to, expanding or supplementing our $600.0 million revolving credit agreement.  We believe that the A- general corporate credit ratings assigned to us as of December 13, 2005 by both Standard & Poor’s Ratings Services and FitchRatings are indicative of our ability to procure financing as may be necessary.

Dividends and Stock Repurchase Program

          On September 22, 2005, our Board of Directors declared a quarterly cash dividend of $0.06 per share on our common stock, payable on November 29, 2005, to stockholders of record at the close of business on November 4, 2005. On August 3, 2005, we announced that our Board of Directors approved a program to repurchase up to ten million shares of our common stock.  Effective November 10, 2005, we completed our stock repurchase program through open market purchases at an aggregate cost of approximately $221.7 million for the full ten million shares. We funded our dividend payments and our stock repurchase program with available cash balances, cash provided by operating activities and amounts available under our $600.0 million revolving credit agreement.  See “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Item 5.

Standby Letters of Credit

          At September 30, 2005, we maintained approximately $61.4 million of standby letters of credit in favor of third parties.  Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, amounts available under our $600.0 million revolving credit agreement.

Capital Expenditures

          Our business strategy calls for us to continue to acquire hospitals that meet our acquisition criteria. The acquisition of hospitals accounted for a significant portion of our capital expenditures in each of the years in the three year period ended September 30, 2005.  See Note 2 to the Consolidated Financial Statements in Item 8 for a discussion of our acquisitions during such three year period.  We generally fund acquisitions, replacement hospitals and other ongoing capital expenditure requirements with available cash balances, cash generated from operating activities and, if necessary, amounts available under our $600.0 million revolving credit agreement. During the 2004 Period, certain proceeds from the 2023 Notes, which were sold in July 2003 and August 2003, provided an additional source of funding for our five hospital acquisition completed on November 1, 2003.

          Fiscal Year 2006 Transactions

•

On December 27, 2005, we announced the negotiation of an agreement to acquire St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia.  Pursuant to applicable state law, the execution of a definitive purchase agreement and closing of the transaction are subject to review and approval by the Georgia Attorney General’s office.

•	Effective December 1, 2005, we acquired Gilmore Memorial Hospital, a 95-bed general acute care hospital in Amory, Mississippi. The purchase price of this acquisition was approximately $45.0 million.

•

On November 7, 2005, we announced the negotiation of an agreement to acquire Barrow Community Hospital, a 56-bed general acute care hospital in Winder, Georgia.  On December 22, 2005, the Georgia Attorney General’s office approved the transaction and we expect that it will close on or about December 31, 2005.

•

On November 3, 2005, we announced the execution of a definitive agreement to acquire 80% of Orlando Regional St. Cloud Hospital, an 84-bed general acute care hospital in St. Cloud, Florida.  Orlando Regional Healthcare, a not-for-profit organization, will retain a 20% ownership interest in the hospital.  We expect that this transaction will close on or before January 31, 2006.

•	We plan to divest Williamson Memorial Hospital in Williamson, West Virginia during the year ending September 30, 2006.

          A number of hospital renovation and/or expansion projects were underway at September 30, 2005.  We do not believe that any of these projects is individually significant or that they represent, in the aggregate, a significant commitment of our resources.  Specifically, we plan to complete construction of our replacement hospital in Carlisle, Pennsylvania in January 2006 and our Collier Regional Medical Center in Naples, Florida during the Fall of 2006.  During the year ending September 30, 2006, we anticipate that we will spend approximately $115 million for new and replacement hospital construction.  Additionally, we are obligated to construct a new facility at our Monroe, Georgia location within the next three years; however, the cost for this project has not yet been determined.

Contractual Obligations and Off-Balance Sheet Arrangements

          Except as set forth in the table below, we do not have any off-balance sheet arrangements.

          As of September 30, 2005, contractual obligations for the next five fiscal years ending September 30 and thereafter (including principal and interest) and other commitments are as follows (in thousands):

	Payments due by year ending September 30,

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter

Long-term debt, excluding our $600.0 million revolving credit facility (a)	$874,691	$14,026	$2,051	$2,194	$1,425	$13,731
Loans outstanding under our $600.0 million revolving credit facility	2,442	2,442	2,442	61,526	—	—
Capital leases	10,996	9,805	9,202	7,917	4,227	28,260
Operating leases (b)	48,576	38,181	32,601	24,840	18,230	79,147

Total contractual obligations	$936,705	$64,454	$46,296	$96,477	$23,882	$121,138

	Commitment expiration by year ending September 30,

Other Commitments Not Recorded on the Consolidated Balance Sheet	2006	2007	2008	2009	2010	Thereafter

Letters of credit (c)	$60,576	$807	$—	$—	$—	$—
Physician commitments (d)	21,717	383	90	—	—	—
Other (e)	101,200	16,000	1,000	1,000	1,000	—

Total commitments	$183,493	$17,190	$1,090	$1,000	$1,000	$—

(a)

Holders of the 2022 Notes, New 2022 Notes and 2023 Notes (as such debt securities are defined in Note 3 to the Consolidated Financial Statement in Item 8) are able to put such notes to us at various predetermined dates from 2006 to 2010. For purposes of the above table, we assumed that all of the New 2022 Notes and the 2023 Notes would be put to us during the year ending September 30, 2006.  Interest rates at September 30, 2005 were used to estimate interest payments on variable rate debt in the above table.

(b)

Obligations under operating leases for real property, real property master leases and equipment. The real property master leases are leases for buildings on or near our hospitals for which we guarantee a certain level of rental income to the owners of the property.  We sublease space in these buildings to third parties.  Future operating lease obligations are not recorded in our consolidated balance sheets.

(c)

Amounts relate primarily to letters of credit outstanding with financial institutions. The letters of credit principally serve as security for self-insured portions of our insurance programs, guarantees for the construction of new and replacement hospitals and obligations to utility companies.

(d)	See Note 1(p) to the Consolidated Financial Statements in Item 8 for discussion of certain physician and physician group guarantees and commitments.
(e)

Other primarily includes our new hospital construction and replacement hospital construction projects but excludes our Monroe, Georgia construction project because the cost thereof has not yet been determined.

Impact of Seasonality and Inflation

          Seasonality

          We typically experience higher patient volume and net patient service revenue in the second and third quarters of each fiscal year because, generally, more people become ill during the winter months, which in turn results in significant increases in the number of patients we treat during those months.

          Inflation

          The health care industry is labor intensive and is subject to wage and related employee benefit expense increases, especially during periods of inflation and when shortages of skilled labor occur.  There is currently a shortage of skilled nursing staff throughout the health care industry, which has caused nursing salaries to increase.  We have addressed the nursing staff needs in our markets by increasing wages, improving hospital working conditions and fostering relationships with local nursing schools.  We do not believe that the inflationary trend in nursing salaries or the nursing shortage will have an adverse effect on our results of operations.

          In addition, suppliers, utilities and other vendors pass on rising costs to us in the form of higher prices.  We believe that we have been able to offset increases in our operating costs through a combination of increasing prices, achieving quantity discounts for purchases through our group purchasing agreement and by more efficient utilization of resources.  Although we have implemented cost control measures to curb increases in operating costs and expenses, we cannot predict our ability to recover or offset future cost increases.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

          We are exposed to interest rate fluctuations, primarily as a result of our $600.0 million revolving credit agreement that has a variable rate.  However, interest rates on substantially all of our long-term debt at September 30, 2005 were fixed and, accordingly, a hypothetical 10.0% change in interest rates would not have a material impact on us but increases in interest rates would correspondingly increase interest expense associated with our future borrowings.  We do not currently use derivative instruments to alter the interest rate characteristics of any of our debt.

          At September 30, 2005, the fair value and carrying amount of our fixed rate debt, including capital lease obligations, was approximately $948.8 million and $926.5 million, respectively.  Additionally, at such date, both the fair value and carrying amount of our variable rate debt was approximately $73.5 million.

          The table below summarizes principal cash flows and weighted average interest rates by expected maturity dates.

	Years ending September 30,

	2006		2007	2008	2009		2010	Thereafter	Totals

	(in thousands, except interest rates)
Long-term debt:
Fixed rate long-term debt, including capital leases	$10,186		$9,471	$9,241	$8,408		$4,362	$23,681	$65,349
Weighted average interest rates	6.2%		6.2%	6.2%	6.2%		6.1%	6.7%	6.3%
Fixed rate convertible long-term debt	$860,966(a	)	172	—	—		—	—	$861,138
Weighted average interest rates	1.3%		0.9%	—	—		—	—	1.3%
Variable rate long-term debt	$2,000		$11,500	—	$60,000		—	—	$73,500
Weighted average interest rates	(b	)	(b )	—	(c	)	—	—	4.2%

(a)

Holders of the 2022 Notes, New 2022 Notes and 2023 Notes can put the notes to us at various predetermined dates from 2006 to 2010.  For purposes of the above table, we assumed that all of the New 2022 Notes and the 2023 Notes would be put to us during the year ending September 30, 2006.

(b)	Interest rate is the LIBOR rate plus 0.75%. The effective interest rate on the outstanding balance at September 30, 2005 was 4.61%.
(c)	The interest rate is based on the LIBOR rate or the prime rate. The effective interest rate at September 30, 2005 was 4.07%.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Health Management Associates, Inc.

          We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Health Management Associates, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 27, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants
Tampa, Florida
December 27, 2005

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years ended September 30,

	2005	2004	2003

Revenue:
Net patient service revenue	$3,554,533	$3,174,832	$2,529,668
Gains on sales of assets and insurance recoveries	34,289	—	—

Total revenue	3,588,822	3,174,832	2,529,668

Costs and expenses:
Salaries and benefits	1,393,647	1,242,470	973,738
Supplies and other	1,080,657	946,056	730,235
Provision for doubtful accounts	305,559	239,628	186,397
Depreciation and amortization	155,173	133,644	108,522
Rent expense	72,452	64,705	49,588
Interest, net	12,922	16,182	14,912
Write-off of deferred financing costs	—	—	4,931

Total costs and expenses	3,020,410	2,642,685	2,068,323

Income from continuing operations before minority interests and income taxes	568,412	532,147	461,345
Minority interests in earnings of consolidated entities	3,126	5,716	4,341

Income from continuing operations before income taxes	565,286	526,431	457,004
Provision for income taxes	211,629	201,346	174,624

Income from continuing operations	353,657	325,085	282,380
Income (loss) from discontinued operations, net of income taxes	(580)	14	1,044

Net income	$353,077	$325,099	$283,424

Earnings (loss) per share:
Basic
Continuing operations	$1.44	$1.34	$1.18
Discontinued operations	—	—	0.01

Net income	$1.44	$1.34	$1.19

Diluted
Continuing operations	$1.42	$1.32	$1.12
Discontinued operations	—	—	0.01

Net income	$1.42	$1.32	$1.13

Dividends per share	$0.18	$0.12	$0.08

Weighted average number of shares outstanding:
Basic	245,538	242,725	239,086

Diluted	248,976	246,826	255,884

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$78,575	$112,946
Accounts receivable, less allowances for doubtful accounts of $286,829 and $186,439 at September 30, 2005 and 2004, respectively	634,280	588,046
Accounts receivable – other	47,160	38,103
Supplies, at cost (first-in, first-out method)	91,865	78,927
Prepaid expenses, including prepaid and recoverable income taxes	107,701	80,215
Restricted funds	10,578	16,852
Assets of discontinued operations	17,996	19,482
Deferred income taxes	—	23,541

Total current assets	988,155	958,112

Property, plant and equipment:
Land and improvements	134,098	115,635
Buildings and improvements	1,519,354	1,260,758
Leasehold improvements	137,470	132,160
Equipment	902,870	757,701
Construction in progress	152,456	81,277

	2,846,248	2,347,531
Less: accumulated depreciation and amortization	(813,496)	(667,876)

Net property, plant and equipment	2,032,752	1,679,655

Restricted funds	70,913	55,942
Goodwill	848,523	742,661
Deferred charges and other assets	47,828	45,812

Total assets	$3,988,171	$3,482,182

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,

	2005	2004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,776	$140,695
Accrued payroll and related taxes	75,766	62,119
Accrued expenses and other liabilities	119,278	85,299
Dividends payable and treasury stock repurchase obligations	31,158	9,739
Due to third party payors	12,575	9,573
Deferred income taxes	14,966	—
Current maturities of long-term debt and capital lease obligations	633,338	9,742

Total current liabilities	1,068,857	317,167
Deferred income taxes	121,491	121,618
Other long-term liabilities	95,887	96,500
Long-term debt and capital lease obligations, less current maturities	366,649	925,518
Minority interests in consolidated entities	45,828	43,369

Total liabilities	1,698,712	1,504,172

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 270,606 and 265,981 shares issued at September 30, 2005 and 2004, respectively	2,706	2,660
Accumulated other comprehensive income, net of income taxes	128	—
Additional paid-in capital	525,144	445,270
Retained earnings	2,140,393	1,830,736

	2,668,371	2,278,666
Less: treasury stock, 25,821 and 22,500 shares of common stock, at cost, at September 30, 2005 and 2004, respectively	(378,912)	(300,656)

Total stockholders’ equity	2,289,459	1,978,010

Total liabilities and stockholders’ equity	$3,988,171	$3,482,182

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended September 30, 2005, 2004 and 2003
(in thousands)

	Common Stock		Accumulated Other Comprehensive Income, net	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Totals

	Shares	Par Value

Balances at October 1, 2002	261,067	$2,611	$—	$373,214	$1,271,583	$(300,656)	$1,346,752
Net income	—	—	—	—	283,424	—	283,424
Exercises of stock options and issuances of stock incentive plan shares	1,638	16	—	21,248	—	—	21,264
Income tax benefits from exercises of stock options and issuances of stock incentive plan shares	—	—	—	5,320	—	—	5,320
Dividends declared	—	—	—	—	(19,685)	—	(19,685)

Balances at September 30, 2003	262,705	2,627	—	399,782	1,535,322	(300,656)	1,637,075
Net income	—	—	—	—	325,099	—	325,099
Exercises of stock options and issuances of stock incentive plan shares	3,276	33	—	27,356	—	—	27,389
Income tax benefits from exercises of stock options and issuances of stock incentive plan shares	—	—	—	18,132	—	—	18,132
Dividends declared	—	—	—	—	(29,685)	—	(29,685)

Balances at September 30, 2004	265,981	2,660	—	445,270	1,830,736	(300,656)	1,978,010
Comprehensive income:
Net income	—	—	—	—	353,077	—	353,077
Unrealized gains on available-for-sale securities, net	—	—	128	—	—	—	128

Total comprehensive income							353,205
Exercises of stock options and issuances of stock incentive plan shares	4,625	46	—	65,311	—	—	65,357
Income tax benefits from exercises of stock options and issuances of stock incentive plan shares	—	—	—	14,563	—	—	14,563
Purchases of treasury stock, at cost	—	—	—	—	—	(78,256)	(78,256)
Dividends declared	—	—	—	—	(43,420)	—	(43,420)

Balances at September 30, 2005	270,606	$2,706	$128	$525,144	$2,140,393	$(378,912)	$2,289,459

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended September 30,

	2005	2004	2003

Cash flows from operating activities:
Income from continuing operations	$353,657	$325,085	$282,380
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	155,173	133,644	108,522
Provision for doubtful accounts	305,559	239,628	186,397
Minority interests in earnings of consolidated entities	3,126	5,716	4,341
Gains on sales of assets and insurance recoveries, net	(34,563)	(2,346)	(819)
Write-off of deferred financing costs	—	—	4,931
Non-deferred financing costs	2,051	—	—
Deferred income tax expense	38,380	79,120	37,057
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(328,466)	(342,945)	(263,174)
Supplies	(6,556)	(6,738)	(3,920)
Prepaid expenses	(9,332)	(21,678)	(38,302)
Deferred charges and other long-term assets	8,449	(4,628)	2,168
Accounts payable	29,290	60	5,630
Accrued expenses and other current liabilities	47,556	19,613	(6,922)
Other long-term liabilities	(609)	32,791	15,610

Net cash provided by continuing operating activities	563,715	457,322	333,899

Cash flows from investing activities:
Acquisitions, net of cash acquired and purchase price adjustments	(341,990)	(517,944)	(126,477)
Additions to property, plant and equipment	(273,341)	(200,174)	(164,749)
Proceeds from sales of assets and insurance recoveries	40,212	10,304	1,253
Increases in restricted funds, net	(10,856)	(39,400)	(29,316)

Net cash used in investing activities	(585,975)	(747,214)	(319,289)

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years ended September 30,

	2005	2004	2003

Cash flows from financing activities:
Proceeds from long-term debt	$212,185	$290,751	$587,378
Principal payments on debt and capital lease obligations	(166,747)	(288,230)	(318,318)
Purchases of treasury stock	(61,824)	—	—
Proceeds from issuances of common stock	62,757	27,389	21,264
Payments of interest on debentures	—	—	(1,222)
Payments of financing costs	(3,498)	(1,815)	(11,573)
Payment to collateralize a letter of credit	(16,000)	—	—
Cash distributions to minority interests	(667)	—	—
Payments of cash dividends	(38,632)	(19,789)	(19,685)

Net cash provided by (used in) financing activities	(12,426)	8,306	257,844

Net increase (decrease) in cash and cash equivalents from continuing operations	(34,686)	(281,586)	272,454
Net increase (decrease) in cash and cash equivalents from discontinued operations:
Operating activities	527	680	(37)
Investing activities	(212)	(1,486)	(815)

Net increase (decrease) in cash and cash equivalents	(34,371)	(282,392)	271,602
Cash and cash equivalents at beginning of year	112,946	395,338	123,736

Cash and cash equivalents at end of year	$78,575	$112,946	$395,338

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$15,302	$13,420	$28,077

Income taxes (net of refunds)	$155,510	$127,188	$174,715

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

1.       Business and Summary of Significant Accounting Policies

          Health Management Associates, Inc. (the “Company”) and its subsidiaries provide health care services to patients in owned and leased facilities primarily in the southeastern and southwestern United States.  At September 30, 2005, the Company operated 57 hospitals in 16 states, consisting of 55 acute care hospitals with a total of 8,128 licensed beds and two psychiatric hospitals with a total of 182 licensed beds.  At such date, seventeen and nine of the Company’s hospitals were located in Florida and Mississippi, respectively. See Notes 12 and 14 for information concerning the Company’s pending disposition and acquisition activity, respectively.

          Unless specifically indicated otherwise, all amounts and percentages presented in these notes are exclusive of the Company’s discontinued operations.

          Certain amounts in the Company’s consolidated financial statements have been reclassified in prior years to conform to the current year presentation.

          The Company consistently applies the accounting policies described below.

          a.     Principles of consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are controlled by the Company through majority voting control. All significant intercompany accounts and transactions have been eliminated.  The Company uses the equity method of accounting for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest of 50% or less.

          For consolidation and variable interest entity disclosure purposes, management evaluates circumstances wherein the Company might absorb a majority of an entity’s expected losses, receive a majority of an entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in such entity; however, no such entities that would be material to the Company’s consolidated financial position or results of operations have been identified.

          b.     Cash equivalents

          The Company considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents.  The Company’s cash equivalents consist principally of investment grade financial instruments.

          c.     Property, plant and equipment

          Property, plant and equipment are stated at cost and include major expenditures that extend an asset’s useful life.  Ordinary repair and maintenance costs (e.g., medical equipment adjustments, painting, cleaning, etc.) are expensed as incurred.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the underlying assets.  Estimated useful lives for buildings and improvements range from twenty to forty years and for equipment range from three to ten years.  Leasehold improvements and capital lease assets are generally amortized on a straight-line basis over the shorter of the term of the respective lease or the useful life of the underlying asset. Depreciation expense was approximately $147.2 million, $128.3 million and $103.7 million for the years ended September 30, 2005, 2004 and 2003, respectively.

          d.     Goodwill, deferred charges and other assets

          Prior to October 1, 2001, the excess of cost over acquired net assets (goodwill) had been amortized.  Effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually or whenever circumstances indicate that a possible impairment might exist.  When performing the impairment test, the Company initially compares the fair values of its reporting units’ net assets to the corresponding carrying amounts on the consolidated balance sheet.  If the fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, management determines the implied fair value of goodwill, compares such fair value to the reporting unit’s goodwill carrying amount and, if necessary, records a goodwill impairment charge.  There were no goodwill impairment charges during the three years ended September 30, 2005.  Reporting units are one level below the operating segment level (see Note 1(n)).  Therefore, after consideration of SFAS No. 142’s aggregation rules, the Company’s goodwill impairment testing is performed at a divisional operating level.  Goodwill is discretely allocated to the Company’s reporting units (i.e., each hospital’s  stand-alone goodwill is included as a component of the aggregate reporting unit goodwill being evaluated during the impairment analysis).

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.       Business and Summary of Significant Accounting Policies (continued)

          Deferred charges and other assets include deferred financing costs. Gross financing costs, which aggregated approximately $20.8 million and $19.3 million at September 30, 2005 and 2004, respectively, are amortized over the life of the related debt. Accumulated amortization of deferred financing costs was approximately $2.9 million and $1.6 million at September 30, 2005 and 2004, respectively.

          When events, circumstances or operating results indicate that the carrying values of long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired, management prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the projections indicate that the recorded amounts are not expected to be recoverable, such long-lived assets are reduced to their estimated fair values, as determined by management through various discrete valuation analyses, and the Company records an impairment charge.

          Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair value less estimated costs to sell.  The estimates of fair value are generally based upon recent sales of similar assets, pending disposition transactions and market responses based upon discussions with, and offers received from, potential buyers.

          There were no long-lived asset impairment charges that were material to the Company’s consolidated financial position or results of operations during the three years ended September 30, 2005.

          e.     Use of estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from these estimates.

          f.     Net patient service revenue and cost of revenue

          The Company records gross patient service charges on the accrual basis in the period that the services are rendered.  Net patient service revenue represents gross patient service charges less provisions for contractual adjustments. Approximately 58%, 58% and 57% of gross patient service charges for the years ended September 30, 2005, 2004 and 2003, respectively, related to services rendered to patients covered by Medicare and various state Medicaid programs.  Payments for services rendered to patients covered by these programs are generally less than billed charges.  Provisions for contractual adjustments are made to reduce the charges to these patients to estimated cash receipts based upon the programs’ principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs).  Final settlements under these programs are subject to administrative review and audit and, accordingly, the Company periodically provides reserves for the adjustments that may ultimately result therefrom. Such adjustments were not material to the Company’s consolidated operations during the years ended September 30, 2005, 2004 and 2003. Laws, rules and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, there is a possibility that recorded estimates may change in the future and such changes in estimates, if any, will be recorded in the Company’s operating results in the period they are identified by management.  Revenue and receivables from government programs are significant to the Company’s operations but management does not believe that there are significant credit risks associated with such programs.  There are no other significant concentrations of revenue or accounts receivable with any individual payor that subject the Company to significant credit or other risks.

          Estimates for contractual allowances under managed care health plans are based primarily on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.       Business and Summary of Significant Accounting Policies (continued)

          Net patient service revenue is presented net of provisions for contractual adjustments of approximately $8,873 million, $7,410 million and $5,386 million for the years ended September 30, 2005, 2004 and 2003, respectively.  In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care.  Accounts written off as charity and indigent care are not recognized in net patient service revenue.  The policy and practice at each of the Company’s hospitals is to write off a patient’s entire account balance upon determining that the patient qualifies under a hospital’s charity care and/or indigent policy.  Based on established rates, the foregone charges for charity care and indigent patient services, including discontinued operations, aggregated approximately $556.9 million, $421.2 million and $279.3 million for the years ended September 30, 2005, 2004 and 2003, respectively.

          The presentation of costs and expenses does not differentiate between cost of revenue and non-cost of revenue because substantially all of the Company’s costs and expenses are related to providing health care services.  Furthermore, management believes that the natural classification of expenses is a more meaningful presentation of the Company’s cost of doing business.

          g.     Accounts receivable and allowances for doubtful accounts

          The Company grants credit without requiring collateral from its patients, most of whom are local to the area where the Company’s hospitals are located and are insured under third party payor agreements.  The Company does not charge interest on past due accounts receivable (such delinquent accounts are identified by reference to contractual or other payment terms).  The credit risk for non-governmental program accounts receivable is limited due to the large number of insurance companies and other payors that provide payment and reimbursement for patient services.  Accounts receivable are reported net of estimated allowances for doubtful accounts.

          Collection of accounts receivable from third party payors and patients is the Company’s primary source of cash and is critical to its successful operating performance.  The primary collection risks relate to uninsured patient accounts and patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding.  Provisions for doubtful accounts are primarily estimated based on the age of the patient’s account, the patient’s economic ability to pay and the effectiveness of collection efforts.  When considering the adequacy of the allowances for doubtful accounts, accounts receivable balances are routinely reviewed in conjunction with historical collection rates, health care industry trends/indicators and other business and economic conditions that might ultimately affect the collectibility of patient accounts.  Accounts receivable are written off after collection efforts have been pursued in accordance with the Company’s policies and procedures.  Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are netted against the provision for doubtful accounts expense.  Changes in payor mix, business office operations, general economic conditions or trends in federal and state governmental health care coverage could adversely affect the Company’s accounts receivable collections, cash flows and results of operations.

          Effective June 30, 2005, the Company modified its allowance for doubtful accounts reserve policy for self-pay accounts in order to reserve all those accounts at 120 days based on current collection rates (previously such accounts were reserved at 150 days).  This policy modification reflects increases in underinsured and uninsured patient service volume that have been experienced both by the Company and the hospital industry as a whole.  While management believes that the rate of increase for such patients has moderated in some of its markets, management does not believe that the level of underinsured and uninsured patients will revert to their historically lower levels.  In light of this continuing industry trend, management concluded that reserving self-pay accounts at 120 days is appropriate.  In connection with this policy modification, the Company recognized an increase in its provision for doubtful accounts of approximately $37.5 million during the year ended September 30, 2005.  This change in accounting estimate reduced net income and diluted earnings per share by approximately $23.3 million and $0.09, respectively, during such fiscal year.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.       Business and Summary of Significant Accounting Policies (continued)

          h.     Professional liability claims

          Reserves for self-insured professional liability risks are determined using asserted and unasserted claim data that has been accumulated by the Company’s incident reporting system, as well as independent third party actuarial analyses that are predicated on the Company’s historical loss payment patterns and industry trends.  Such long-term liabilities have been discounted to their estimated present value.  Management selects a discount rate by estimating a risk-free interest rate that corresponds to the period when the claims are projected to be paid.  The discounted reserves are periodically reviewed and adjustments thereto are recorded as more information about claim trends becomes known to management and the Company’s actuary.  Adjustments to the reserves are recognized in the Company’s operating results in the period that the change in estimate is identified.  See Note 10 for further discussion of the Company’s professional liability risks and related matters.

          i.     Self-insured  workers’ compensation and health and welfare programs

          The Company provides income continuance and certain reimbursable health costs (collectively  “workers’ compensation”) to its disabled employees and provides health and welfare benefits to its employees, their spouses and certain beneficiaries.  While such employee benefit programs are primarily self-insured, stop-loss insurance policies are maintained in amounts deemed appropriate by management.  Nevertheless, there can be no assurances that the amount of stop-loss insurance coverage will be adequate for the Company’s workers’ compensation and health and welfare programs.  At the end of each reporting period, the Company records estimated liabilities for both reported and incurred but not reported workers’ compensation and health and welfare claims based upon historical loss experience, independent actuarial determinations and other information provided by the Company’s third party administrators.  Liabilities for the workers’ compensation program are discounted to their estimated present value using a discount rate selected by management that represents an estimated risk-free interest rate corresponding to the period when such benefits are projected to be paid.  Management believes that the estimated liabilities for these self-insured programs are adequate and reasonable but there can be no assurances that the ultimate liability will not exceed management’s estimates.  If the costs of these programs exceed management’s estimates, the liabilities could be materially adversely affected.

          j.     Restricted funds

          Restricted funds are primarily investments held by the Company’s wholly owned captive insurance subsidiary, which is domiciled in the Cayman Islands, and are to be used to buy reinsurance/excess insurance policies and pay losses and loss expenses of such subsidiary.  These investments have been designated by management as available-for-sale securities, as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The fair values of such securities are generally based on quoted market prices.  During the year ended September 30, 2005, changes in temporary unrealized gains and losses were recorded as adjustments to other comprehensive income, net of income taxes.  Periodically, management performs an evaluative assessment of individual securities in order to determine whether declines in fair value are other than temporary.  Management considers various quantitative, qualitative and judgmental factors when performing its evaluation, including, but not limited to, the nature of the security being analyzed and the length of time and extent to which a security is below its historical cost.  During the three years ended September 30, 2005, there were no other than temporary declines in available-for-sale securities.  The historical cost basis of securities that are sold is calculated by utilizing the weighted average cost method.  The current and long-term classification of restricted funds are based on the projected timing of the corresponding professional liability claim payments by the Company’s captive insurance subsidiary; however, estimating the timing of such payments is subject to certain inherent limitations.  See Notes 9 and 10.

          k.     Fair value of financial instruments

          SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments.  Cash and cash equivalents, net accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value due to the short-term nature of these instruments.  The fair value of long-term debt, which is disclosed at Note 3, is generally determined by reference to quoted market prices.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.       Business and Summary of Significant Accounting Policies (continued)

          l.     Minority interests in consolidated entities

          The consolidated financial statements include all assets, liabilities, revenue and expenses of majority-owned entities that are controlled by the Company.  The Company records minority interests in the earnings and equity of such entities.

          m.     Income taxes

          The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes.  Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to apply to taxable income in the periods in which the underlying deferred tax asset or liability is expected to be realized or settled.  Management must make estimates when recording the Company’s provision for income taxes, including conclusions regarding deferred tax assets and deferred tax liabilities, as well as valuation allowances that might be required to offset deferred tax assets.   Management estimates valuation allowances to reduce deferred tax assets to the amount it believes is more likely than not to be realized in future periods.  When establishing valuation allowances, management considers all relevant information, including ongoing tax planning strategies.  Management adjusts valuation allowance estimates and records the impact of such changes within the Company’s income tax provision in the period that management determines that the probability of deferred tax asset realization has changed.

          The Company operates in multiple states with varying tax laws and is subject to both federal and state audits of its tax filings. Management makes estimates to determine that tax reserves are adequate to cover audit adjustments, if any.  Actual audit results could vary from the estimates recorded by the Company. Recorded tax reserves and the changes therein are not material to the Company’s consolidated financial position or its results of operations during the three years ended September 30, 2005.

          n.     Segment reporting

          SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires that a company with publicly traded debt or equity securities report annual and interim financial and descriptive information about its reportable operating segments.  Operating segments are components of an enterprise for which separate financial information is available and such information is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and assess performance.  SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses have similar economic characteristics and are otherwise considered similar under the provisions of such accounting pronouncement.  The Company’s operating segments, which provide health care services to patients in owned and leased hospitals, have similar services and types of patients, operate in a consistent manner and have similar economic and regulatory characteristics.  Therefore, during each of the years in the three year period ended September 30, 2005, the Company aggregated its operating segments into one reportable segment.

          o.     Discontinued operations

          SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that a component of an entity be reported as discontinued operations if, among other things, such component (i) has been disposed of or is classified as held for sale, (ii) has operations and cash flows that can be clearly distinguished from the rest of the reporting entity and (iii) will be eliminated from the ongoing operations of the reporting entity.  In the period that a component of the Company meets the SFAS No. 144 criteria, the results of operations for current and prior periods are reclassified to a single caption entitled discontinued operations and the corresponding assets and liabilities of the discontinued operations are segregated on the balance sheets.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.       Business and Summary of Significant Accounting Policies (continued)

          p.  Physician and physician group commitments

          The Company has committed to provide certain financial assistance pursuant to recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that its hospitals serve.  For example, when relocating a physician to a community where one of its hospitals is located, the Company may advance money to such physician in order to assist him or her establish a private practice.  At the end of the physician’s commitment period, the amounts advanced under these recruiting agreements are considered loans and are generally forgiven pro rata over a period of 24 to 36 months (contingent upon the physician continuing to practice in the respective community).  The Company expenses these advances as they are paid over the commitment period.  At September 30, 2005, the Company was committed to non-cancelable guarantees of approximately $22.2 million pursuant to its various physician and physician group arrangements.  The actual amounts advanced will be dependent upon the financial results of each physician’s or physician group’s private practice during the contractual measurement period, which generally does not exceed one year.

          q.  Comprehensive income

          SFAS No. 130, Reporting Comprehensive Income, established standards for reporting comprehensive income and its components.  SFAS No. 130 defines comprehensive income as the change in the equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources.  The Company’s accumulated other comprehensive income at September 30, 2005 was comprised of approximately $197,000 of net unrealized gains on available-for-sale securities, offset by income taxes of $69,000.

          r.   Stock-based compensation

          The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  Because the exercise price of each of the Company’s employee stock options has equaled the market price of the underlying stock on the date of grant, no stock option compensation expense has been recognized pursuant to the provisions of APB Opinion No. 25.  However, pro forma disclosure of alternative fair value accounting is required under SFAS No. 123, Accounting for Stock-Based Compensation, utilizing an option valuation model.

          For purposes of pro forma disclosure, the estimated fair value of stock options is amortized to expense on a straight-line basis over the option’s vesting period.  The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Years ended September 30,

	2005	2004	2003

Net income, as reported	$353,077	$325,099	$283,424
Deduct: Total stock-based employee compensation expense determined under a fair value method, net of related income taxes	(11,431)	(11,791)	(10,206)

Pro forma net income	$341,646	$313,308	$273,218

Pro forma net income per share:
Basic – as reported	$1.44	$1.34	$1.19
Basic – pro forma	1.39	1.29	1.14
Diluted – as reported	1.42	1.32	1.13
Diluted – pro forma	1.37	1.28	1.08

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.       Business and Summary of Significant Accounting Policies (continued)

          Fair values for stock options were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended September 30, 2005, 2004 and 2003: (i) risk-free interest rates of 3.71%, 2.50% and 2.34%, respectively; (ii) dividend yields of 1.0%, 0.4% and 0.4%, respectively; (iii) volatility factors of the expected market price of the Company’s common stock of 0.337, 0.500 and 0.529, respectively; and (iv) weighted average expected lives of the options of five years for all awards.  The expected volatility is derived using daily or weekly historical market price data for periods preceding the date of grant.  The risk-free interest rate is the approximate yield on four-year United States Treasury Strips on the date of grant.  The expected life is an estimate of the number of years an option will be held before it is exercised.  The weighted average fair values of options granted during the years ended September 30, 2005, 2004 and 2003 were $8.94, $10.13 and $8.59, respectively.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single fair value measure for the Company’s employee stock options.

          On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123.  SFAS No. 123(R) also supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows.  Generally, SFAS No. 123(R) is similar to SFAS No. 123; however, SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.  Moreover, pro forma disclosure of the impact of stock-based compensation is no longer permitted as an alternative.  SFAS No. 123(R) permits public companies to adopt its requirements using one of the following methodologies:

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

          On April 19, 2005, the United States Securities and Exchange Commission adopted a rule allowing public companies to implement SFAS No. 123(R) during the first interim or annual period of their fiscal year that begins on or after June 15, 2005 rather than as of the beginning of the first interim or annual reporting period commencing after June 15, 2005 (i.e., as was originally proposed by the FASB). Management elected to adopt SFAS No. 123(R)’s modified prospective methodology on October 1, 2005.

          As permitted by SFAS No. 123, the Company accounted for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, no compensation cost for employee stock options has been recognized through September 30, 2005. Therefore, the adoption of the fair value method under SFAS No. 123(R) will have a significant impact on the Company’s results of operations; however, it will have no impact on the Company’s consolidated financial position. The precise impact that the adoption of SFAS No. 123(R) will have on the Company cannot be predicted at this time because it will depend on the amount and nature of share-based awards granted by the Company in the future.  Had the Company adopted SFAS No. 123(R) in prior periods, the impact of such accounting pronouncement would have approximated that which is described in the above SFAS No. 123 pro forma table.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.       Business and Summary of Significant Accounting Policies (continued)

          SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow item rather than as an operating cash flow item, as provided under superseded accounting standards. This change will reduce net operating cash flows and increase net financing cash flows in the Company’s statements of cash flows during all periods after October 1, 2005. While management cannot estimate future amounts because they depend on, among other things, when employees exercise their stock options, the amount of operating cash flows during the year ended September 30, 2005 for such excess tax deductions under an SFAS No. 123(R) model approach was approximately $1.3 million.

          On November 10, 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R).  Among other things, Staff Position No. 123(R)-3 also provides guidance on how to present excess tax benefits in statements of cash flows when the alternative pool calculation is used.  The FASB’s new guidance became effective upon its issuance; however, companies can generally make a one-time election to adopt the transition method in Staff Position 123(R)-3 up to one year from the later of (a) initial adoption of SFAS 123(R) or (b) November 10, 2005.  If a company elects to adopt the alternative method after it has already issued financial statements pursuant to the provisions of SFAS No. 123(R), such adoption would be considered a change in accounting principle.  Management has not yet fully evaluated this new accounting guidance and, accordingly, it has not determined whether the Company will elect the alternative method thereunder.

           s.  Recent accounting pronouncements

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”).  FIN 45 elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing such guarantee.  The Company’s adoption of FIN 45 did not have a material effect on its consolidated financial statements.

          On November 10, 2005, FASB Staff Position FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, (“FIN 45-3”) was issued.  FIN 45-3 requires that a guarantor apply the recognition, measurement and disclosure provisions of FIN 45 to guarantees granted to a business or its owners that the revenue of the business (or a specific portion of the business) for a specified period of time will be at least a specified minimum amount (i.e., a minimum revenue guarantee).  One example cited in FIN 45-3 involves a guarantee provided by a health care entity to a non-employee physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice.  In the example, the health care entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds.  Because this example and another one in FIN 45-3 are similar to certain of the Company’s physician recruitment and physician group professional services arrangements, management believes that they will fall under the purview of FIN 45-3; however, management has not yet quantified the impact that FIN 45-3’s adoption will have on the Company’s consolidated financial position and its results of operations.  This new accounting guidance applies to all new minimum revenue guarantees issued or modified on or after the beginning of the first quarter following November 10, 2005.  Retroactive application of FIN 45-3 is not permitted.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.       Business and Summary of Significant Accounting Policies (continued)

          On December 15, 2003, the FASB issued an Exposure Draft entitled Earnings Per Share, an Amendment of FASB Statement No. 128 (the “Amendment”), which requires, in part, that for contracts that can be settled in either cash or shares, issuing entities should assume share settlement for purposes of calculating diluted earnings per share.  In conjunction with the Amendment, the FASB determined that retroactive restatement of earnings per share was not required for contracts appropriately modified to eliminate share settlement prior to December 31, 2004.  The Amendment was proposed to be effective for reporting periods that ended after December 15, 2004.  See Note 3 for a description of the Company’s actions with respect to its Zero-Coupon Convertible Senior Subordinated Notes due 2022 and its 1.50% Convertible Senior Subordinated Notes due 2023 to prevent the common stock underlying such notes from being immediately included in diluted earnings per share calculations.

          On September 30, 2004, the Emerging Issues Task Force affirmed its previous consensus regarding Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.  Issue 04-8 requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the applicable convertible debt instrument has been met.  Issue 04-8 became effective for reporting periods that ended after December 15, 2004 and retroactive restatement of earnings per share was required for contingent convertible debt issuances outstanding at such date.  See Note 3 for a description of the Company’s actions with respect to its Zero-Coupon Convertible Senior Subordinated Notes due 2022 and its 1.50% Convertible Senior Subordinated Notes due 2023 to prevent the common stock underlying such notes from being immediately included in diluted earnings per share calculations.

2.       Acquisitions and Dispositions

          Fiscal Year 2003 Acquisitions.  On January 1, 2003, the Company acquired, via a long-term lease, Madison County Medical Center, a 67-bed acute care hospital in Canton, Mississippi.  The Company paid approximately $9.7 million in cash for the lease of property, plant and equipment and the acquisition of non-current assets.  Effective August 15, 2003, the Company acquired two hospitals in the State of Washington with a total of 289 licensed beds:  Providence Yakima Medical Center in Yakima, Washington and Providence Toppenish Hospital in Toppenish, Washington.  The consideration for the acquisition of the property, plant and equipment and other non-current assets was approximately $70.8 million in cash and $11.9 million in assumed liabilities.  Additionally, effective September 15, 2003, the Company acquired the property, plant and equipment and other non-current assets of Walton Medical Center, a 135-bed hospital in Monroe, Georgia.  Consideration for this acquisition included approximately $38.7 million in cash and $1.3 million of assumed liabilities.

          Fiscal Year 2004 Acquisitions.  Effective November 1, 2003, the Company acquired five hospitals with a total of 1,061 licensed beds. The five hospitals were: Seven Rivers Community Hospital, a 128-bed hospital in Crystal River, Florida; Harton Regional Medical Center, a 137-bed hospital in Tullahoma, Tennessee; University Medical Center, a two-campus 257-bed hospital in Lebanon, Tennessee; Twin Rivers Regional Medical Center, a 116-bed hospital located in Kennett, Missouri; and Three Rivers Health Care, a two-campus 423-bed hospital located in Poplar Bluff, Missouri. The cash paid for this acquisition was approximately $505.4 million for property, plant and equipment and other non-current assets and approximately $9.4 million for working capital. As part of this acquisition, the Company also assumed approximately $36.2 million of liabilities. Separately, the Company purchased a freestanding MRI facility in June 2004 for approximately $3.0 million.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.       Acquisitions and Dispositions (continued)

          Fiscal Year 2005 Acquisitions.  Effective October 1, 2004, the Company acquired, via a long-term lease, Chester County Hospital, an 82-bed hospital in Chester, South Carolina. The cash paid for this acquisition was approximately $20.5 million for the lease of property, plant and equipment and the acquisition of non-current assets and approximately $5.4 million for working capital.

          Effective February 1, 2005, the Company acquired three hospitals with a total of 657 licensed beds. The three hospitals acquired were: Venice Hospital, a 312-bed hospital in Venice, Florida; St. Joseph’s Hospital, a 212-bed hospital in Port Charlotte, Florida; and St. Mary’s Hospital, a 133-bed hospital in Norton, Virginia. The cash paid for this acquisition was approximately $251.4 million for property, plant and equipment and other non-current assets and approximately $31.9 million for working capital.

          Effective April 1, 2005, the Company acquired Bartow Memorial Hospital, a 56-bed hospital in Bartow, Florida. The cash paid for this acquisition was approximately $31.9 million for property, plant and equipment and other non-current assets and approximately $0.8 million for working capital.

          General.  The acquisitions described above were in furtherance of the Company’s business strategy to acquire hospitals in rural and non-urban areas of 30,000 to 400,000 people primarily in the southeastern and southwestern United States and included the Company’s initial operations in the States of Missouri and Washington. Such transactions were accounted for using the purchase method of accounting. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition dates. The Company regularly utilizes an independent third party property appraiser to help determine the fair values of certain assets underlying its acquisitions.  In certain instances, purchase price allocations are subject to refinement upon final settlement of working capital accounts. As a result of the aforementioned acquisitions, the Company recorded goodwill because the final negotiated purchase prices exceeded the net tangible and intangible assets acquired.

          Acquisitions are generally financed using a combination of available cash on hand and revolving credit facility borrowings.  The Company seeks to recover its acquisition-related cash investments within four to five years by expanding and enhancing the services provided and achieving significant improvements in the operating performance of the acquired facilities.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.       Acquisitions and Dispositions (continued)

          The following table summarizes the allocations of the aggregate acquisition purchase prices, including assumed liabilities and direct transaction costs (in thousands):

	Years ended September 30,

	2005	2004	2003

Fair value of assets acquired, excluding cash:
Other current assets	$29,935	$9,355	$10,080
Property, plant and equipment	213,590	204,683	78,642
Goodwill (most of which is expected to be tax deductible)	103,875	338,926	43,697

Total assets acquired	347,400	552,964	132,419
Liabilities assumed	(5,410)	(36,179)	(13,283)

Net assets acquired	$341,990	$516,785	$119,136

          The operating results of acquired entities have been included in the Company’s consolidated financial statements from the date of each respective acquisition.  The following unaudited combined pro forma financial information provides that (i) for purposes of the year ended September 30, 2003, the fiscal year 2005, 2004 and 2003 acquisitions are effected as if they had closed on October 1, 2002, (ii) for purposes of the year ended September 30, 2004, the fiscal year 2005 and 2004 acquisitions are effected as if they closed on October 1, 2003 and (iii) for purposes of the year ended September 30, 2005, the fiscal year 2005 acquisitions are effected as if they closed on October 1, 2004.

	Years ended September 30,

	2005	2004	2003

	(in thousands, except per share amounts)
Total revenue	$3,682,876	$3,508,914	$3,330,749
Net income	343,357	315,347	266,134
Net income per share – basic	$1.40	$1.30	$1.11
Net income per share – diluted	1.38	1.28	1.06

          The changes in the carrying amount of goodwill are as follows (in thousands):

	Year ended September 30,

	2005	2004

Balances at beginning of year	$742,661	$392,330
Goodwill from acquisition activity	103,875	338,926
Adjustments for purchase price allocations	2,774	11,405
Disposition	(787)	—

Balances at end of year	$848,523	$742,661

          Dispositions.  During the year ended September 30, 2005, the Company recognized revenue of approximately $14.9 million attributable to dispositions of a medical office building and land in Jackson, Mississippi and two home health agencies.  Historically, these disposed assets contributed nominally to the Company’s operating results.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.       Long-Term Debt

          The Company’s long-term debt consists of the following (in thousands):

	September 30,

	2005	2004

Revolving credit agreements (a)	$60,000	$—
2022 Notes and New 2022 Notes, net of discounts of approximately $43.8 million and $46.3 million at September 30, 2005 and 2004, respectively (b)	286,138	283,671
1.50% Convertible Senior Subordinated Notes	575,000	575,000
Installment notes and other unsecured long-term debt, at interest rates ranging from 4.2% to 8.0%, payable through 2025	26,419	30,491
Mortgage notes (c)	8,887	9,402
Industrial Revenue Bond Issue	—	4,220
Capital lease obligations (see Note 4)	43,543	32,476

	999,987	935,260
Less current maturities (b)	(633,338)	(9,742)

Long-term debt and capital lease obligations, less current maturities	$366,649	$925,518

          a.     Revolving Credit Agreements

          On May 14, 2004, the Company entered into a new revolving credit agreement with a syndicate of banks.  This agreement, which replaced a $450.0 million credit agreement, expires on May 14, 2009.  The new agreement allows the Company to borrow, on a revolving unsecured basis, up to $600.0 million (including standby letters of credit).  Additionally, the new agreement requires the Company’s subsidiaries (other than certain exempted subsidiaries) to guarantee the borrowings thereunder in the event that the Company’s credit rating falls below certain thresholds.  The Company can elect whether interest, which is payable monthly in arrears, is based on the prime rate or the LIBOR rate.  The effective interest rate on borrowings under the $600.0 million revolving credit agreement includes a spread above the Company’s selected base rate and is subject to modification in the event that the Company’s debt rating changes.  The Company’s effective interest rate was 4.07% at September 30, 2005.  Moreover, during the term of the new revolving credit agreement, the Company is obligated to pay commitment fees on the unused portion thereof. On December 27, 2005, the outstanding balance under the $600.0 million revolving credit agreement was $230.0 million

          The new revolving credit agreement contains covenants that, without prior consent of the banks, limit certain activities, including those relating to mergers, consolidations and the Company’s ability to secure additional indebtedness, make guarantees and grant security interests.  The Company is also required to comply with certain financial covenants. At both September 30, 2005 and 2004, the Company was in compliance with such covenants.

          On August 26, 2005, the Company executed a $20 million unsecured Demand Promissory Note (the “Demand Note”) in favor of a bank.  In connection therewith, the Company’s $15 million credit agreement with such bank (the “Prior Agreement”) was terminated and the promissory note delivered by the Company thereunder was deemed cancelled and replaced by the Demand Note.  No balances were outstanding under the Prior Agreement upon its termination.  Pursuant to the terms and conditions of the Demand Note, the Company may borrow and repay on a revolving unsecured basis up to the principal face amount of the Demand Note.  All principal and accrued interest outstanding under the Demand Note will be immediately due and payable upon the bank’s written demand.  Absent such a demand, interest under the Demand Note shall be payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Note, plus 0.75%. The Demand Note’s effective interest rate at September 30, 2005 was 4.61%.  As of September 30, 2005 and 2004, there were no amounts outstanding under either the Demand Note or the Prior Agreement.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.       Long-Term Debt (continued)

          b.     Subordinated Convertible Notes and Debentures

          2022 Notes. On January 28, 2002, the Company sold $330.0 million in face value Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”) for gross proceeds of approximately $277.0 million. The 2022 Notes and the New 2022 Notes, which are discussed below, are general unsecured obligations and are subordinated in right of payment to the Company’s existing and future indebtedness that is not expressly subordinated or equal in right of payment to such notes. The 2023 Notes, which are also discussed below, rank equally with the 2022 Notes and the New 2022 Notes. The 2022 Notes and the New 2022 Notes mature on January 28, 2022, unless they are converted or redeemed earlier. Upon the occurrence of certain events, the 2022 Notes and the New 2022 Notes are convertible into shares of the Company’s common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of notes converted (such conversion rate is subject to adjustment in certain circumstances). The 2022 Notes and the New 2022 Notes become convertible when the Company’s common stock trades at a level of $31.33 per share for at least twenty of the thirty trading days prior to the conversion or as a result of a triggering event pursuant to the terms and conditions of the underlying indenture.   Amortization of the original issue discount on the 2022 Notes and the New 2022 Notes represents a yield to maturity of 0.875% per annum, exclusive of contingent interest that could be payable in certain circumstances.

          Holders of the 2022 Notes had the right to require the Company to purchase all or a portion of their 2022 Notes on January 28, 2005 at a cash purchase price per $1,000 principal note of $862.07, plus accrued and unpaid interest to such date. In connection therewith, approximately $19,000 was paid to redeem a portion of the 2022 Notes put to the Company on such date. Holders may also require the Company to purchase all or a portion of their 2022 Notes on January 28, 2007, January 28, 2012 and January 28, 2017 for a purchase price per $1,000 principal note of $877.25, $916.40 and $957.29, respectively, plus accrued and unpaid interest to each respective purchase date.  Additionally, if the Company undergoes certain types of fundamental changes on or before January 28, 2007, each holder of the 2022 Notes may require the Company to purchase all or a portion of their 2022 Notes. In either of the two aforementioned circumstances, the Company may elect to pay the purchase price to the holders in cash or common stock or a combination of cash and common stock. Furthermore, the Company may redeem all or a portion of the 2022 Notes at any time on or after January 28, 2007 for cash.

          New 2022 Notes. On December 29, 2004, the Company completed an exchange offer with respect to the 2022 Notes whereby holders of approximately 99.95% of the aggregate outstanding principal amount exchanged their 2022 Notes for Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”). The New 2022 Notes have terms substantially similar to the terms of the 2022 Notes, except that: (i) upon conversion, the Company will pay holders cash equal to the accreted value of the New 2022 Notes being converted and, at the Company’s option, the remainder will be paid in cash or shares of common stock;  (ii) holders may also require the Company to repurchase their New 2022 Notes on January 28, 2006 for a purchase price per $1,000 principal note of $869.62; (iii) the New 2022 Notes contain additional anti-dilution protection for cash dividends until January 28, 2007; (iv) the New 2022 Notes require the Company to pay only cash (in lieu of cash, common stock or a combination of cash and common stock) when the New 2022 Notes are repurchased at the option of the holders, whether on a specified purchase date or upon the occurrence of a fundamental change at the Company; and (v) contingent interest payable will be equal to 0.125% of the average price of the New 2022 Notes during the relevant period. Approximately $172,000 in principal face value of the 2022 Notes was not exchanged for New 2022 Notes on or before December 29, 2004.  If dilutive, the common stock underlying the unexchanged portion of such 2022 Notes is included in the Company’s diluted earnings per share calculations. The common stock underlying the New 2022 Notes is not considered immediately dilutive and is not included in the Company’s earnings per share calculations.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.       Long-Term Debt (continued)

          2023 Notes.  On July 29, 2003 and August 8, 2003, the Company sold an aggregate of $575.0 million in face value 1.50% Convertible Senior Subordinated Notes (the “2023 Notes”) that mature on August 1, 2023, unless they are converted or redeemed earlier. The 2023 Notes were sold at their principal face amount, plus accrued interest, which resulted in net proceeds to the Company of approximately $563.5 million that was used, in part, to redeem certain convertible debentures that are described below.  The 2023 Notes are general unsecured obligations and are subordinated in right of payment to the Company’s existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2023 Notes. The 2022 Notes and the New 2022 Notes rank equally with the 2023 Notes. Upon the occurrence of certain events, the 2023 Notes become convertible into shares of the Company’s common stock at a conversion rate of 36.5097 shares of common stock for each $1,000 principal amount of 2023 Notes converted (such conversion rate is subject to adjustment in certain circumstances).  The 2023 Notes become convertible when the Company’s common stock trades at a level of $36.097 per share for at least twenty of the thirty trading days prior to the conversion or as a result of a triggering event pursuant to the terms and conditions of the underlying indenture.  Contingent interest could be payable by the Company on the 2023 Notes in certain circumstances.

          Holders of the 2023 Notes may require the Company to purchase all or a portion of the 2023 Notes on August 1, 2006, August 1, 2008, August 1, 2013 and August 1, 2018 for a cash purchase price per note equal to 100% of its principal face amount, plus accrued and unpaid interest to each respective purchase date.  Additionally, if the Company undergoes certain types of fundamental changes on or before August 1, 2008, each holder of the 2023 Notes may require the Company to purchase, for cash, all or a portion of their 2023 Notes. Furthermore, the Company may redeem all or a portion of the 2023 Notes at any time on or after August 5, 2008 for a cash redemption price per note equal to its principal face amount, plus accrued and unpaid interest to the corresponding purchase date.

          On November 24, 2004, the Company completed a consent solicitation that amended the indenture governing the 2023 Notes in order to eliminate a provision that prohibited the Company from paying cash upon conversion of the 2023 Notes if an event of default, as defined in the indenture, exists at the time of conversion. On November 30, 2004, the Company further amended the indenture to provide that, in lieu of issuing shares of common stock upon a conversion event, the Company will satisfy any conversion of the 2023 Notes, up to their principal face amount, by making a cash payment. As a result of such modifications to the indenture, the common stock underlying the 2023 Notes is not considered immediately dilutive and is not included in the Company’s earnings per share calculations.

          As a result of the aforementioned unilateral noteholder put rights during the year ending September 30, 2006 and certain provisions of SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, all of the amounts outstanding under the New 2022 Notes and the 2023 Notes are initially characterized as current liabilities.  However, the availability of the Company’s long-term $600.0 million revolving credit agreement and management’s intent to utilize certain proceeds therefrom to satisfy a portion of the potential put obligation results in the reclassification of $240.0 million from the current portion of long-term debt to long-term liabilities.  Such amount represents management’s best estimate of the minimum balance expected to be available under the revolving credit agreement at all times during the year ending September 30, 2006.  Management’s analysis considered the Company’s other projected uses of the proceeds from the revolving credit facility (e.g., acquisitions, capital expenditures, treasury stock repurchases, etc.).

          Convertible Debentures.  On August 16, 2003, the Company redeemed all of its Zero-Coupon Subordinated Convertible Debentures due 2020 (the “Debentures”) for approximately $310.8 million in cash, which represented the accreted value of the Debentures on such date.  A write-off of approximately $4.9 million for the Debentures’ unamortized deferred financing costs was recorded during the year ended September 30, 2003.  The Debentures were convertible into the Company’s common stock at a conversion rate of 29.5623 shares of common stock for each $1,000 of Debenture principal.  Cash interest plus amortization of original issue discount represented a yield to maturity of approximately 3% per annum on the Debentures.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.       Long-Term Debt (continued)

          c.     Mortgage Notes

          At September 30, 2004, the Company maintained three mortgage notes; however, at September 30, 2005, only one mortgage note remained outstanding.  Such note, which bears interest at 7.9% per annum, is secured by real property that has a net book value of approximately $13.3 million at September 30, 2005.  The mortgage note is payable in monthly installments of principal and interest and has a maturity date of November 1, 2007, at which time a balloon payment will be due and payable.

          General.  The quoted market prices for the Company’s publicly traded long-term debt instruments were as follows (in thousands):

	September 30,

	2005	2004

2022 Notes	$152	$287,100
New 2022 Notes	291,073	—
2023 Notes	592,250	592,250

          The fair values of the Company’s other long-term debt reasonably approximate their carrying amounts in the consolidated balance sheets, primarily due to variable interest rates on certain of these financial instruments.  See Note 1(k) for a discussion of the fair values of the Company’s other financial instruments.

          Assuming all of the outstanding New 2022 Notes and 2023 Notes are put to the Company during the year ending September 30, 2006, scheduled maturities of long-term debt, exclusive of capital lease obligations, for the next five fiscal years ending September 30 and thereafter are as follows (in thousands):

2006	$864,957
2007	13,369
2008	1,920
2009	62,054
2010	1,342
Thereafter	12,802

$956,444

          Capitalized interest was approximately $4.6 million, $2.6 million and $0.6 million for the years ended September 30, 2005, 2004 and 2003, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.       Leases

          The Company leases real property, equipment and vehicles under cancelable and non-cancelable leases.  Certain of the Company’s lease agreements provide standard renewal options and recurring escalations of lease payments for, among other things, increases in the lessors’ maintenance costs and taxes.  Future minimum operating and capital lease payments for the next five fiscal years ending September 30th and thereafter, including amounts relating to leased hospitals, are as follows (in thousands):

	Operating			Capital

	Real Property	Real Property Master Leases	Equipment	Real Property and Equipment	Totals

2006	$15,731	$7,987	$24,858	$10,996	$59,572
2007	13,258	8,086	16,837	9,805	47,986
2008	11,684	8,389	12,528	9,202	41,803
2009	8,174	8,506	8,160	7,917	32,757
2010	5,685	8,647	3,898	4,227	22,457
Thereafter	17,357	57,192	4,598	28,260	107,407

Total minimum payments	$71,889	$98,807	$70,879	70,407	$311,982

Less amounts representing interest				(26,864)

Present value of minimum lease payments				$43,543

          The Company has entered into several real property master leases with non-affiliated entities in the ordinary course of business.  These leases are for buildings on or near hospital properties that are either subleased to third parties or used by the local hospital in its daily operations.  The Company also owns medical office buildings that are leased to third parties or used for internal purposes.

          The Company entered into capital leases for real property and equipment of approximately $33.5 million, $5.0 million and $9.9 million during the years ended September 30, 2005, 2004 and 2003, respectively.  Amortization expense pertaining to property, plant and equipment under capital lease arrangements is included with depreciation and amortization expense in the Company’s statements of income.

          The table below summarizes the Company’s assets under capital lease arrangements and other assets that are directly related to the Company’s leasing activities (e.g., leasehold improvements, etc.).

	September 30,

	2005	2004

	(in thousands)
Property, plant and equipment under capital lease arrangements and other capitalized assets relating to leasing activities	$589,163	$542,127
Less accumulated depreciation and amortization	(182,089)	(153,368)

Net book value	$407,074	$388,759

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.       Income Taxes

          The significant components of the provision for income taxes are as follows (in thousands):

	Years ended September 30,

	2005	2004	2003

Federal:
Current	$152,352	$106,236	$125,107
Deferred	36,042	68,778	33,299

Total federal	188,394	175,014	158,406

State:
Current	20,897	15,990	12,459
Deferred	2,338	10,342	3,759

Total state	23,235	26,332	16,218

Totals	$211,629	$201,346	$174,624

          Reconciliations of the federal statutory rate to the Company’s effective income tax rate are as follows:

	Years ended September 30,

	2005	2004	2003

Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	3.2	3.5
Other (items less than 5% of computed tax)	(0.3)	—	(0.3)

Totals	37.4%	38.2%	38.2%

          Tax-effected temporary differences that give rise to federal and state deferred income tax assets and liabilities are as follows (in thousands):

	September 30,

	2005	2004

Deferred income tax assets:
Allowance for doubtful accounts	$1,585	$—
Accrued liabilities	27,575	27,583
Self-insured liabilities	24,631	18,139
State net operating loss and tax credit carryforwards	5,731	—
Other	4,843	2,925

	64,365	48,647
Valuation allowance	(2,283)	—

Net deferred income tax assets	62,082	48,647

Deferred income tax liabilities:
Property, plant and equipment	(84,861)	(79,217)
Allowance for doubtful accounts	—	(2,964)
Goodwill	(50,051)	(34,444)
Convertible debentures	(51,912)	(29,926)
Prepaid expenses	(11,715)	—
Accrued liabilities and other	—	(173)

Gross deferred income tax liabilities	(198,539)	(146,724)

Net deferred income tax liabilities	$(136,457)	$(98,077)

          The valuation allowance at September 30, 2005 is the result of state net operating loss carryforwards that management believes may not be fully realized due to uncertainty regarding the Company’s ability to generate sufficient future state taxable income.  State net operating loss carryforwards aggregated approximately $98.1 million at September 30, 2005 and have expiration dates through September 30, 2025.  The net deferred tax assets related to such net operating loss carryforwards are not material to the Company’s consolidated financial position.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.       Retirement Plans

          The Company has a defined contribution retirement plan that covers substantially all eligible hospital and corporate employees.  This plan includes a provision for the Company to match a portion of employee contributions. Total retirement plan matching contribution expense was approximately $10.9 million, $9.1 million and $6.7 million for the years ended September 30, 2005, 2004 and 2003, respectively.

          Additionally, the Company maintains a supplemental retirement plan for certain executives that provides for predetermined annual payments after the attainment of age 62, if the individual is still employed by the Company at that time. These payments generally continue for the remainder of the executive’s life.

7.       Earnings Per Share

          Basic earnings per share is computed on the basis of the weighted average number of outstanding common shares.  Diluted earnings per share is computed on the basis of the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, computed using the treasury stock method.  The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Years ended September 30,

	2005	2004	2003

Numerators:
Income from continuing operations	$353,657	$325,085	$282,380
Effect of interest expense from convertible debt	1	—	4,900

Numerator for diluted earnings per share from continuing operations	353,658	325,085	287,280
Income (loss) from discontinued operations, net	(580)	14	1,044

Numerator for diluted earnings per share (net income)	$353,078	$325,099	$288,324

Denominators:
Denominator for basic earnings per share-weighted average outstanding shares	245,538	242,725	239,086
Effect of dilutive securities:
Stock options and other stock-based compensation	3,432	4,101	4,131
Convertible debt	6	—	12,667

Denominator for diluted earnings per share	248,976	246,826	255,884

Earnings (loss) per share:
Basic
Continuing operations	$1.44	$1.34	$1.18
Discontinued operations	—	—	0.01

Net income	$1.44	$1.34	$1.19

Diluted
Continuing operations	$1.42	$1.32	$1.12
Discontinued operations	—	—	0.01

Net income	$1.42	$1.32	$1.13

          Options to purchase 2.1 million and 2.7 million shares of the Company’s common stock were not included in the computations of diluted earnings per share for the years ended September 30, 2004 and 2003, respectively, because such options’ exercise prices were greater than the average market price of the Company’s common stock during the respective measurement periods.  Substantially all of the Company’s outstanding stock options were included in the diluted earnings per share computation for the year ended September 30, 2005.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.       Stockholders’ Equity

          The Company has a 1993 Stock Option Plan and a 1996 Executive Incentive Compensation Plan for the granting of stock options to its key employees.  All employee stock options have ten year terms and vest at the end of three or four years of continued employment.  All unexercised employee stock options issued pursuant to the 1993 Stock Option Plan expired by their terms during the year ended September 30, 2005.  The non-employee members of the Company’s Board of Directors are granted stock options pursuant to the Stock Option Plan for Outside Directors.  Such director options have ten year terms that vest 25% on each grant anniversary date.

          Information regarding stock option activity for the aforementioned plans, inclusive of participants from discontinued operations, is summarized as follows:

	Shares	Strike Price Ranges	Weighted Average Strike Prices

	(in thousands)
Balances at October 1, 2002	19,453	$2.07 - $21.63	$13.33
Granted	2,053	18.56	18.56
Exercised	(1,551)	2.07 - 21.63	12.22
Terminated	(417)	12.13 - 21.63	17.77

Balances at September 30, 2003	19,538	4.49 - 21.63	13.89
Granted	2,346	22.77	22.77
Exercised	(3,169)	4.49 - 21.63	8.27
Terminated	(186)	12.13 - 22.77	19.63

Balances at September 30, 2004	18,529	5.16 - 22.77	15.88
Granted	30	24.75	24.75
Exercised	(4,497)	5.16 - 22.77	13.98
Terminated	(261)	12.13 - 22.77	20.67

Balances at September 30, 2005	13,801	8.25 - 24.75	16.51

          At September 30, 2005, 2004 and 2003, there were approximately 10.8 million, 13.3 million and 14.3 million exercisable stock options at weighted average exercise prices of $15.23, $14.18 and $12.51, respectively.  There are approximately 35.1 million shares of common stock authorized for stock options and other stock-based compensation under all of the Company’s unexpired employee and director stock-based plans (approximately 9.0 million shares remained available for award at September 30, 2005).

          The following table summarizes information regarding the Company’s outstanding and exercisable stock options at September 30, 2005:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercises Prices

$8.25 - $12.13	1,617,275	4.6	$11.96	1,617,275	$11.96
12.72	3,077,113	1.6	12.72	3,077,113	12.72
13.00 - 16.60	3,387,625	4.6	14.78	3,387,625	14.78
18.56 - 21.25	2,798,335	7.2	19.17	1,483,210	19.35
21.63 - 24.75	2,921,000	7.1	22.50	1,229,750	22.08

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.       Stockholders’ Equity (continued)

          Subsequent to September 30, 2005, the Company granted deferred stock awards to certain key managers.  Underlying those awards are approximately 704,000 shares of the Company’s common stock that will vest 25% on each anniversary date of the grant if the individual remains employed by the Company on such date.

          The Company also grants contingent stock incentive awards to its corporate officers and management staff pursuant to the 1996 Executive Incentive Compensation Plan.  These grants provide for stock to be issued to the grantee four years after the date of grant, provided that the individual is still an employee of the Company at such time.  The Company recorded approximately $2.4 million, $3.3 million and $2.9 million of compensation expense for these contingent stock incentive awards during the years ended September 30, 2005, 2004 and 2003, respectively.  Such expense is based on the fair value of the underlying stock on the date of grant and is amortized on a straight-line basis over the award’s four year vesting period.  The weighted average per share fair values of such stock awards during the years ended September 30, 2005, 2004 and 2003 were $22.96 (219,081 shares), $26.29 (158,930 shares) and $18.85 (181,393 shares), respectively.

          The Company has reserved a sufficient number of shares of common stock to satisfy the potential conversion of its 2022 Notes, New 2022 Notes and 2023 Notes.

          On or about August 3, 2005, the Board of Directors approved a program to repurchase up to ten million shares of the Company’s common stock.  Effective November 10, 2005, the Company completed such program through open market purchases at an aggregate cost of approximately $221.7 million for the full ten million shares.

          On September 22, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock, payable on November 29, 2005 to stockholders of record at the close of business on November 4, 2005.

9.       Restricted Funds

          The estimated fair values of available-for-sale securities, which are included in restricted funds and are comprised of mutual fund shares, are as follows (in thousands):

As of September 30, 2005	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

Debt funds	$70,582	$—	$(690)	$69,892
Equity funds	10,712	887	—	11,599

Totals	$81,294	$887	$(690)	$81,491

As of September 30, 2004	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

Debt funds	$62,719	$403	$(12)	$63,110
Equity funds	3,000	62	—	3,062

Totals	$65,719	$465	$(12)	$66,172

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.       Restricted Funds (continued)

          The Company’s restricted funds included seven and five individual available-for-sale securities at September 30, 2005 and 2004, respectively.  At September 30, 2005, three positions reflected unrealized gains and four positions reflected unrealized losses (none of the latter included individual securities with a fair value below historical cost for more than one continuous year).

          Proceeds from sales of available-for-sale securities for the years ended September 30, 2005, 2004 and 2003 were approximately $13.8 million, $16.8 million and $4.2 million, respectively. Gross realized gains and losses on dispositions of available-for-sale securities were as follows (in thousands):

	Years ended September 30,

	2005	2004	2003

Realized gains	$—	$34	$—
Realized losses	(185)	—	(50)

          At September 30, 2005, the Company’s wholly owned captive insurance subsidiary also maintains approximately $6.3 million and $16.0 million of cash and cash equivalents and deferred charges and other assets, respectively, that are generally limited to use in such subsidiary’s operations.

10.      Professional Liability Risks

          Through September 30, 2002, the Company was insured for its professional liability risks under “claims-made” policies that included deductibles and other policy limitations/exclusions.  Losses and loss expenses in excess of the respective policy limits were provided for through a combination of a self-insurance program and claims-made insurance policies with commercial carriers that were designed to protect the Company against catastrophic individual losses and annual aggregate losses in excess of predetermined thresholds.

          Commencing October 1, 2002, the Company began utilizing its wholly owned captive insurance subsidiary in the Cayman Islands in order to self-insure a greater portion of its primary professional and general liability risk.  Since its inception, the captive insurance subsidiary has provided claims-made coverage to all of the Company’s hospitals and substantially all of the Company’s employed physicians.  During the years ended September 30, 2004 and 2003, the Company also procured claims-made policies with independent commercial carriers in order to provide coverage for losses and loss expenses beyond the captive insurance company’s policy limits.  During the year ended September 30, 2005, the captive insurance company provided significantly enhanced coverage to the Company and, in connection therewith, it obtained claims-made reinsurance policies for professional liability risks above certain retention levels.

          The Company’s consolidated discounted reserves for professional liability risks were approximately $97.1 million and $86.3 million at September 30, 2005 and 2004, respectively.  Such amounts were derived using discount rates of 3.75% and 4.50%, respectively.  The Company includes in current liabilities the estimated loss and loss expense payments that are projected to be satisfied within one year of the balance sheet date.  Considerable subjectivity, variability and judgment are inherent in professional liability risk estimates, including the projected timing of payments to claimants and other parties.  Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for professional liability risks will not exceed management’s estimates.  If actual loss and loss expenses exceed management’s projected estimates of claim activity, the Company’s reserves could be materially adversely affected.  Additionally, there can be no assurances that the excess and reinsurance policies procured by the Company and its captive insurance subsidiary will be adequate for the Company’s professional liability profile.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.     Insurance Claims

          During the quarter ended September 30, 2004, four hurricanes and one tropical storm made landfall in Florida, where the Company owns and operates a number of hospitals.  Hurricane damage and disruption to the Company’s hospitals in the affected areas, as well as to employees’ homes, local businesses and physicians’ offices, was extensive.  One of the Company’s hospitals in South Carolina also suffered hurricane-related damage.  The Company is insured for property damage and business interruption losses. During fiscal year 2005, management worked closely with the Company’s insurance providers to resolve and settle hurricane-related claims.  The consolidated financial statements for the years ended September 30, 2005 and 2004 include approximately $10.7 million and $2.0 million, respectively, of revenue attributable to business interruption proceeds.  Additionally, the consolidated financial statements for the year ended September 30, 2005 include approximately $19.4 million of revenue attributable to fiscal year 2004 hurricane and storm activity insurance claim recovery gains for renovations and equipment replacement.

          In late August 2005, Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama and caused substantial damage to residential and commercial properties in Mississippi, where the Company operates a number of hospitals.  The property damage caused by Hurricane Katrina at the Company’s hospitals was relatively minor and, therefore, did not have a significant effect on the Company’s consolidated results of operations.  However, management cannot predict the extent that the damage caused by Hurricane Katrina will affect the Company’s patients, payors and vendors or the local economies in Mississippi and the surrounding areas.

12.     Discontinued Operations

          During September 2005, the Company’s Board of Directors approved the divestiture of Williamson Memorial Hospital (“Williamson”) in Williamson, West Virginia.  Management anticipates a disposition of Williamson, via a sale of the hospital, no later than September 30, 2006.  Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Williamson’s financial position, operating results and cash flows have been presented as discontinued operations in the Company’s consolidated financial statements as of September 30, 2005 and 2004 and for each of the years in the three year period ended September 30, 2005.  The underlying details of discontinued operations included in the consolidated statements of income were as follows (in thousands):

	Years ended September 30,

	2005	2004	2003

Total revenue	$35,355	$31,053	$30,908

Salaries and benefits	18,125	17,389	15,337
Provision for doubtful accounts	3,548	446	429
Depreciation and amortization	1,245	1,271	1,342
Other operating expenses	13,427	11,898	12,068

Total operating expenses	36,345	31,004	29,176

Income (loss) before income taxes	(990)	49	1,732
Income tax benefit (expense)	410	(35)	(688)

Income (loss) from discontinued operations	$(580)	$14	$1,044

          The major classes of assets of discontinued operations in the consolidated balance sheets were as follows (in thousands):

	September 30,

	2005	2004

Property, plant and equipment, net	$12,501	$13,987
Goodwill	5,495	5,495

Total assets of discontinued operations	$17,996	$19,482

          In addition to the non-cancelable lease commitments disclosed at Note 4, Williamson has long-term equipment and other lease commitments aggregating approximately $1.1 million at September 30, 2005.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.     Commitments and Contingencies

          Renovation and expansion projects.  A number of hospital renovation and/or expansion projects were underway at September 30, 2005.  Management does not believe that any of these projects is individually significant or that they represent, in the aggregate, a significant commitment of the Company’s resources.  Specifically, management plans to complete construction of a replacement hospital in Carlisle, Pennsylvania in January 2006 and Collier Regional Medical Center in Naples, Florida during the Fall of 2006. At September 30, 2005, the Company had invested approximately $73.2 million in these projects.  Within the next year, management anticipates that the Company will spend approximately $115 million for new and replacement hospital construction. Additionally, the Company is obligated to construct a new facility at its Monroe, Georgia location within the next three years; however, the cost for this project has not yet been determined.

          Standby letters of credit.  At September 30, 2005, the Company maintained standby letters of credit in favor of third parties aggregating approximately $61.4 million, with various expiration dates through October 1, 2006.  Of such outstanding letters of credit, $16.0 million were fully collateralized by the Company’s cash deposits.

          Litigation.  On August 5, 2004, a lawsuit, Jose Manual Quintana v. Health Management Associates, Inc., was filed in the Circuit Court for the 11th Judicial Circuit in Miami-Dade County, Florida.  The lawsuit challenges the amounts charged for medical services by the Company’s subsidiary hospitals to uninsured patients.  The plaintiff in this lawsuit seeks damages and injunctive relief on behalf of a purported class of uninsured patients treated at any of the Company’s subsidiary hospitals.  The Company has challenged the plaintiff’s standing to bring this action.  Discovery related to standing and class certification is underway.

          On September 3, 2004, a lawsuit, Olga S. Estrada v. Health Management Associates, Inc., was initiated in the South Carolina Court of Common Pleas, Seventh Judicial Circuit. This case was subsequently removed to the United States District Court for the District of South Carolina, Spartanburg Division. The plaintiff subsequently dismissed this lawsuit and, on December 17, 2004, commenced a new lawsuit, Olga S. Estrada v. Gaffney H.M.A., Inc., d/b/a Upstate Carolina Medical Center, in the South Carolina Court of Common Pleas, Seventh Judicial Circuit, against the Company’s subsidiary hospital in Gaffney, South Carolina.  The lawsuit challenges the amounts charged for medical services by the South Carolina subsidiary hospital to uninsured patients.  The Supreme Court of South Carolina thereafter assigned this and all similar hospital pricing litigation cases to a single judge for common handling of pretrial matters, including discovery and class certification.  The order also permits individual trials before the same judge.  The plaintiff seeks damages and injunctive relief on behalf of a purported class of uninsured patients who have been or will be treated at the Company’s subsidiary hospital.

          The above lawsuits are similar to other lawsuits filed against hospitals throughout the country regarding charges to uninsured patients. Management believes that the billing and collection practices at all of the Company’s subsidiary hospitals are appropriate, reasonable and in compliance with all applicable laws, rules and regulations.  Accordingly, the Company intends to vigorously defend itself and its subsidiaries against the allegations contained in the above lawsuits. As it is not possible to estimate the ultimate loss, if any, relative to such lawsuits, no loss accruals have been recorded for these matters at September 30, 2005 or 2004.

          The Company is also a party to various other legal actions arising out of the normal course of its businesses.  Management believes that the ultimate resolution of such actions will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. Nevertheless, due to uncertainties inherent in litigation, the ultimate disposition of these actions cannot be presently determined.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.     Subsequent Events

          On December 27, 2005, the Company announced the negotiation of an agreement to acquire St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia.  Pursuant to applicable state law, the execution of a definitive purchase agreement and closing of the transaction are subject to review and approval by the Georgia Attorney General’s office.

          Effective December 1, 2005, the Company acquired Gilmore Memorial Hospital, a 95-bed general acute care hospital in Amory, Mississippi.  The purchase price for the acquired property, plant and equipment and other non-current assets was approximately $45.0 million.

          On November 7, 2005, the Company announced the negotiation of an agreement to acquire Barrow Community Hospital, a 56-bed general acute care hospital in Winder, Georgia.  On December 22, 2005, the Georgia Attorney General’s office approved the transaction and management expects that it will close on or about December 31, 2005.

          On November 3, 2005, the Company announced the execution of a definitive agreement to acquire 80% of Orlando Regional St. Cloud Hospital, an 84-bed general acute care hospital in St. Cloud, Florida.  Orlando Regional Healthcare, a not-for-profit organization, will retain a 20% ownership interest in the hospital.  Management expects that this transaction will close on or before January 31, 2006.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.     Quarterly Data (unaudited)

	Quarter

	First	Second	Third (1)	Fourth (2)

	(in thousands, except per share amounts)
Year ended September 30, 2005
Total revenue	$814,938	$908,159	$944,883	$920,842
Income from continuing operations before income taxes	128,784	162,406	140,536	133,560
Income (loss) from discontinued operations, net	(734)	(501)	17	638
Net income	78,752	99,763	86,772	87,790
Earnings (loss) per share:
Basic
Continuing operations	$0.32	$0.41	$0.35	$0.36
Discontinued operations	—	—	—	—

Net income	$0.32	$0.41	$0.35	$0.36

Diluted
Continuing operations	$0.32	$0.40	$0.35	$0.35
Discontinued operations	—	—	—	—

Net income	$0.32	$0.40	$0.35	$0.35

Weighted average number of shares:
Basic	243,714	245,030	246,785	246,626
Diluted	247,379	248,888	250,654	249,869
Year ended September 30, 2004
Total revenue	$749,018	$826,213	$809,940	$789,661
Income from continuing operations before income taxes	115,281	146,986	144,267	119,897
Income (loss) from discontinued operations, net	112	(50)	(39)	(9)
Net income	71,311	90,475	89,283	74,030
Earnings (loss) per share:
Basic
Continuing operations	$0.30	$0.37	$0.37	$0.30
Discontinued operations	—	—	—	—

Net income	$0.30	$0.37	$0.37	$0.30

Diluted
Continuing operations	$0.29	$0.37	$0.36	$0.30
Discontinued operations	—	—	—	—

Net income	$0.29	$0.37	$0.36	$0.30

Weighted average number of shares:
Basic	241,322	242,901	243,175	243,432
Diluted	246,153	247,163	247,136	246,695

(1)

As more fully discussed at Note 1(g), the Company modified its allowance for doubtful accounts reserve policy for self-pay accounts during the quarter ended June 30, 2005.  In connection with this policy modification, the Company recognized an increase in its provision for doubtful accounts of $35.3 million during such quarter.  This change in accounting estimate corresponded to net income and diluted earnings per share reductions of approximately $21.8 million and $0.09, respectively, during that period.

Additionally, during the quarter ended June 30, 2005, the Company recognized revenue of approximately $14.9 million attributable to dispositions of a medical office building and land in Jackson, Mississippi and two home health agencies.

(2)

During the quarter ended September 30, 2005, the Company recognized approximately $15.3 million of revenue attributable to insurance claim recovery gains for renovations and equipment replacement that pertained to fiscal year 2004 hurricane and storm activity.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          Our President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based on such evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

          All internal control systems, no matter how well designed and tested, have inherent limitations, including among other things, the possibility of human error, circumvention or disregard.  Therefore, even those systems of internal control that have been determined to be effective can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Under the supervision of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on an assessment of such criteria, management concluded that, as of September 30, 2005, we maintained effective internal control over financial reporting.

          During the year ended September 30, 2005, we acquired five hospitals: Bartow Regional Medical Center, Chester Regional Medical Center, Mountain View Regional Medical Center, Peace River Regional Medical Center and Venice Regional Medical Center.  We excluded these hospitals from our assessment of the effectiveness of our internal control over financial reporting.  For such fiscal year, these hospitals contributed approximately $213.3 million to our total revenue and, as of September 30, 2005, accounted for approximately $272.1 million of our total assets, excluding $98.8 million of goodwill that was recorded by us in connection with such acquisitions.

          Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm.  Ernst & Young LLP’s attestation report is included below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Health Management Associates, Inc.

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Health Management Associates, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Management Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bartow Regional Medical Center, Chester Regional Medical Center, Mountain View Regional Medical Center, Peace River Regional Medical Center and Venice Regional Medical Center, which are included in the 2005 consolidated financial statements of Health Management Associates, Inc. and constituted approximately $370.9 million and $351.2 million of total and net assets, respectively, as of September 30, 2005 and approximately $213.3 million and $9.8 million of total revenue and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Health Management Associates, Inc. also did not include an evaluation of the internal control over financial reporting of Bartow Regional Medical Center, Chester Regional Medical Center, Mountain View Regional Medical Center, Peace River Regional Medical Center and Venice Regional Medical Center.

          In our opinion, management’s assessment that Health Management Associates, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Health Management Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Management Associates, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005 of Health Management Associates, Inc. and our report dated December 27, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants
Tampa, Florida
December 27, 2005

Item 9B.	Other Information

          Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

          Except as set forth below, the information required by this Item 10 is: (i) incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on February 21, 2006 under the headings “Election of Directors,” “Corporate Governance - Board Meetings,” “Corporate Governance - Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended September 30, 2005; and (ii) set forth under “Executive Officers of the Registrant” in Part I, Item 4 of this Form 10-K.

          We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. Our Code of Business Conduct and Ethics also applies to all of our other employees and, as set forth therein, to our directors.  Our Code of Business Conduct and Ethics is posted on our website located at www.hma-corp.com under Investor Relations.  We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website under Investor Relations.

Item 11.	Executive Compensation

          The information required by this Item 11 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on February 21, 2006 under the heading “Executive Compensation,” which proxy statement will be filed within 120 days after the year ended September 30, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on February 21, 2006 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended September 30, 2005.

Securities Authorized for Issuance under Equity Compensation Plans as of September 30, 2005

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	14,508,068	$15.71	14,508,068
Equity compensation plans not approved by security holders	—	—	—

Totals	14,508,068	$15.71	14,508,068

(1)

Includes contingent stock incentive awards granted to corporate officers and management staff pursuant to our 1996 Executive Incentive Compensation Plan.  See Note 8 to the Consolidated Financial Statements in Item 8.

Item 13.	Certain Relationships and Related Transactions

          The information required by this Item 13 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on February 21, 2006 under the heading “Certain Transactions,” which proxy statement will be filed within 120 days after the year ended September 30, 2005.

Item 14.	Principal Accountant Fees and Services

          The information required by this Item 14 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on February 21, 2006 under the heading “Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended September 30, 2005.

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

HEALTH MANAGEMENT ASSOCIATES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balances at Beginning of Period	Acquisitions and Dispositions	Charged to Operations (a)	Charged to Other Accounts	Deductions (b)	Balances at End of Period

Allowance for Doubtful Accounts
Year ended September 30, 2005	$186,439	$20,099	$355,375	$—	$(275,084)	$286,829
Year ended September 30, 2004	151,015	2,376	272,283	—	(239,235)	186,439
Year ended September 30, 2003	138,616	1,061	212,320	—	(200,982)	151,015

(a)	Charges to operations include amounts related to provisions for doubtful accounts, before recoveries.

(b)	Accounts receivable written off as uncollectible.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

By	/s/ Joseph V. Vumbacco	President and Chief Executive Officer	December 13, 2005

Joseph V. Vumbacco

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ William J. Schoen	Chairman of the Board of Directors	December 13, 2005

William J. Schoen

/s/ Joseph V. Vumbacco	President, Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2005

Joseph V. Vumbacco

/s/ Robert E. Farnham	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 13, 2005

Robert E. Farnham

/s/ Kent P. Dauten	Director	December 13, 2005

Kent P. Dauten

/s/ Donald E. Kiernan	Director	December 13, 2005

Donald E. Kiernan

/s/ Robert A. Knox	Director	December 13, 2005

Robert A. Knox

/s/ William E. Mayberry	Director	December 13, 2005

William E. Mayberry, M.D.

Director

Vicki A. O’Meara

/s/ William C. Steere, Jr.	Director	December 13, 2005

William C. Steere, Jr.

/s/ Randolph W. Westerfield	Director	December 13, 2005

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

4.3

$20 Million Demand Promissory Note, dated August 26, 2005, executed by the Company in favor of Wachovia Bank, National Association, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 2005, is incorporated herein by reference.

4.4

Indenture, dated as of January 28, 2002, by and between the Company and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee, pertaining to the $330.0 million face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (includes form of Zero-Coupon Convertible Senior Subordinated Note due 2022), previously filed and included as Exhibit 4(a) to the Company’s Current Report on Form 8-K dated January 28, 2002, is incorporated herein by reference.

4.5

Indenture, dated as of July 29, 2003, between the Company and Wachovia Bank, National Association, as Trustee, pertaining to the $575.0 million face value of 1.50% Convertible Senior Subordinated Notes due 2023 (includes form of 1.50% Convertible Senior Subordinated Note due 2023), previously filed and included as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-109756), is incorporated herein by reference.

4.6

First Supplemental Indenture between Health Management Associates, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee, dated as of November 24, 2004 to Indenture dated as of July 29, 2003 pertaining to the 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

4.7

Second Supplemental Indenture between Health Management Associates, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee, dated as of November 30, 2004 to Indenture dated as of July 29, 2003 pertaining to the 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

4.8

Indenture, dated as of December 30, 2004, between Health Management Associates, Inc. and Wachovia Bank, National Association, as Trustee, pertaining to the Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022, previously filed and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2004, is incorporated herein by reference.

(9)     Voting Trust Agreement

          Not applicable.

(10)   Material Contracts

          Exhibits 4.2 through 4.8 referenced under (4) of this Index to Exhibits are incorporated herein by reference.

*10.1

Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated July 12, 1990, previously filed and included as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (SEC File No. 000-18799), is incorporated herein by reference.

*10.2

First Amendment to the Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated January 1, 1994, previously filed and included as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC File No. 000-18799), is incorporated herein by reference.

10.3

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

*10.4

Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

*10.5

Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

*10.6

Amendment No. 3 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

*10.7

Amendment No. 1 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

*10.8

Amendment No. 4 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

*10.9

Amendment No. 5 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

*10.10

Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 99.15 to the Company’s Registration Statement on Form S-8 (Registration No. 33-80433), is incorporated herein by reference.

*10.11

Amendment No. 1 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

*10.12

Second Amendment to the Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated September 17, 1996, previously filed and included as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996, is incorporated herein by reference.

*10.13

Amendment No. 5 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2000, is incorporated herein by reference.

*10.14

Amendment No. 6 to the Health Management Associates, Inc. 1996 Executive Incentive  Compensation Plan, previously filed and included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2000, is incorporated herein by reference.

*10.15

Amendment No. 8 to the Health Management Associates, Inc. 1993 Non-Statutory Stock Option Plan, previously filed and included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

*10.16

Amendment to Stock Option Agreements between Health Management Associates, Inc. and William J. Schoen made as of December 5, 2000, previously filed and included as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

*10.17

Third Amendment to the Health Management Associates, Inc. Supplemental Retirement Plan, previously filed and included as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

*10.18

Amendment No. 8 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is incorporated herein by reference.

*10.19

Amendment No. 9 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, is incorporated herein by reference.

*10.20

Amendment No. 10 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.21

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

10.22

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

*10.23

Form of Director Stock Option Agreement under the Health Management Associates, Inc. Stock Option Plan for Outside Directors, as amended, previously filed and included as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.24

Form of Stock Option Agreement under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended, previously filed and included as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.25

Form of Contingent Stock Incentive Award under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended, previously filed and included as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.26

Summary of Fiscal Year 2005 Board of Directors’ Compensation Fees, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10.27	Base compensation information for certain executive officers of the Company, previously filed on the Company’s Current Report on Form 8-K dated October 21, 2005, is incorporated herein by reference.

*10.28	Amendment No. 11 and Amendment No. 12 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors.

*10.29

Certain senior executive officer compensation information, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 13, 2005, is incorporated herein by reference.

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

(99)     Additional Exhibits

            Not applicable.

* Management contract or compensatory plan or arrangement.