Form 10-Q
period 2005-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2006-02-09
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-11141

HEALTH MANAGEMENT ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-0963645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5811 Pelican Bay Boulevard, Suite 500 Naples, Florida	34108-2710
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (239) 598-3131

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At February 6, 2006, 240,647,620 shares of the registrant’s Class A common stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended December 31,
	2005	2004
Total revenue	$936,503	$814,938

Costs and expenses:
Salaries and benefits	376,660	322,485
Supplies and other	289,246	244,946
Provision for doubtful accounts	81,107	61,841
Depreciation and amortization	41,528	36,277
Rent expense	19,179	16,726
Interest, net	4,229	3,217

Total costs and expenses	811,949	685,492

Income from continuing operations before minority interests and income taxes	124,554	129,446
Minority interests in earnings of consolidated entities	(401)	(662)

Income from continuing operations before income taxes	124,153	128,784
Provision for income taxes	(48,284)	(49,298)

Income from continuing operations	75,869	79,486
Loss from discontinued operations, net of income taxes	(328)	(734)

Net income	$75,541	$78,752

Earnings (loss) per share:
Basic
Continuing operations	$0.31	$0.32
Discontinued operations	—	—

Net income	$0.31	$0.32

Diluted
Continuing operations	$0.31	$0.32
Discontinued operations	—	—

Net income	$0.31	$0.32

Weighted average number of shares outstanding:
Basic	240,964	243,714

Diluted	244,697	247,379

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2005	September 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,259	$78,575
Accounts receivable, net	706,215	681,440
Supplies, prepaid expenses and other assets	183,278	199,566
Restricted funds	15,908	10,578
Assets of discontinued operations	18,083	17,996

Total current assets	1,060,743	988,155

Property, plant and equipment	2,931,847	2,846,248
Accumulated depreciation and amortization	(846,884)	(813,496)

Net property, plant and equipment	2,084,963	2,032,752

Restricted funds	45,700	70,913
Goodwill	867,278	848,523
Deferred charges and other assets	96,854	47,828

Total assets	$4,155,538	$3,988,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,522	$181,776
Accrued expenses and other liabilities	211,000	207,619
Dividends payable and treasury stock repurchase obligations	—	31,158
Deferred income taxes	14,966	14,966
Current maturities of long-term debt and capital lease obligations	584,367	633,338

Total current liabilities	1,005,855	1,068,857

Deferred income taxes	131,112	121,491
Other long-term liabilities	86,053	95,887
Long-term debt and capital lease obligations, less current maturities	611,241	366,649
Minority interests in consolidated entities	46,229	45,828

Total liabilities	1,880,490	1,698,712

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 273,148 and 270,606 shares issued at December 31, 2005 and September 30, 2005, respectively	2,731	2,706
Accumulated other comprehensive income (loss), net of income taxes	(88)	128
Additional paid-in capital	578,654	525,144
Retained earnings	2,216,064	2,140,393

Treasury stock, 32,500 and 25,821 shares of common stock, at	2,797,361	2,668,371
cost, at December 31, 2005 and September 30, 2005, respectively	(522,313)	(378,912)

Total stockholders’ equity	2,275,048	2,289,459

Total liabilities and stockholders’ equity	$4,155,538	$3,988,171

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended December 31,
	2005	2004
Cash flows from operating activities:
Income from continuing operations	$75,869	$79,486
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	41,528	36,277
Provision for doubtful accounts	81,107	61,841
Stock-based compensation	5,193	900
Minority interests in earnings of consolidated entities	401	662
Losses (gains) on sales of property, plant and equipment, net	8	(108)
Non-deferred financing costs	—	2,540
Deferred income tax expense	9,621	8,577
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(107,514)	(70,633)
Supplies, prepaid expenses and other assets	26,106	16,525
Deferred charges and other long-term assets	(7,949)	(13,126)
Accounts payable	13,487	458
Accrued expenses and other current liabilities	5,409	27,558
Other long-term liabilities	(3,931)	5,447
Equity compensation excess tax benefit	(808)	—

Net cash provided by continuing operating activities	138,527	156,404

Cash flows from investing activities:
Acquisitions, net of cash acquired and purchase price of adjustments	(89,044)	(20,108)
Additions to property, plant and equipment	(74,477)	(43,443)
Proceeds from sales of property, plant and equipment and insurance recoveries	11,259	337
Decrease (increase) in restricted funds, net	19,883	(10,902)

Net cash used in investing activities	(132,379)	(74,116)

Cash flows from financing activities:
Proceeds from long-term debt	195,000	5,247
Principal payments on debt and capital lease obligations	(1,172)	(2,976)
Purchases of treasury stock	(159,833)	—
Proceeds from issuances of common stock	31,587	6,404
Payments of financing costs	—	(1,465)
Equity compensation excess tax benefit	808	—
Payments of cash dividends	(14,726)	(9,939)

Net cash provided by (used in) financing activities	51,664	(2,729)

Net increase in cash and cash equivalents before discontinued operations	57,812	79,559
Net increase (decrease) in cash and cash equivalents from discontinued operations:
Operating activities	961	4
Investing activities	(89)	(66)

Net increase in cash and cash equivalents	58,684	79,497
Cash and cash equivalents at beginning of period	78,575	112,946

Cash and cash equivalents at end of period	$137,259	$192,443

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1. Business, Basis of Presentation and Other

Health Management Associates, Inc. (“we,” “our” or “us”) and our subsidiaries provide health care services to patients in owned and leased facilities primarily in the southeastern and southwestern United States. At December 31, 2005, we operated 58 hospitals in 16 states, consisting of 56 general acute care hospitals with a total of 8,223 licensed beds and two psychiatric hospitals with a total of 182 licensed beds. At such date, seventeen and ten of our hospitals were located in Florida and Mississippi, respectively. See Notes 4 and 7 for information concerning pending acquisition and disposition activity, respectively.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of discontinued operations.

The condensed consolidated balance sheet as of September 30, 2005 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2005. The interim condensed consolidated financial statements as of December 31, 2005 and for the three months ended December 31, 2005 and 2004 are unaudited; however, such interim financial statements reflect all adjustments (only consisting of those of a normal recurring nature) which are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Due to the seasonal nature of our business, among other things, our results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2005.

The interim condensed consolidated financial statements include all assets, liabilities, revenue and expenses of certain entities that are controlled by us but not wholly owned. Accordingly, we have recorded minority interests in the earnings and equity of such entities to reflect the ownership interests of such minority shareholders.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Total comprehensive income for the three months ended December 31, 2005 was approximately $75.3 million. The sole difference between net income and total comprehensive income relates to the after-tax effects of changes in unrealized gains and losses on available-for-sale securities.

Certain amounts in the interim condensed consolidated financial statements have been reclassified in the prior year to conform to the current year presentation.

2. Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which supersedes SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS No. 123(R) is similar to SFAS No. 123; however, SFAS No. 123(R) requires that the fair value of all share-based payments to employees, including awards of employee stock options, be measured on their grant date and either recognized as expense in the income statement over the requisite service period or, if appropriate, capitalized and amortized. Pro forma disclosure of the effects of stock-based compensation, as previously provided under SFAS No. 123, is no longer permitted. Additionally, SFAS No. 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow item rather than as an operating cash flow item (i.e., a reduction of income taxes paid).

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

We adopted SFAS No. 123(R) on October 1, 2005 and elected the modified prospective methodology thereunder. As prescribed by this transitional methodology, prior periods have not been restated. Moreover, pursuant to the requirements of the modified prospective methodology, compensation expense is recognized for (i) all stock-based awards granted or modified after September 30, 2005 and (ii) the portion of previously granted outstanding awards for which the requisite service had not been rendered as of the SFAS No. 123(R) adoption date (the unrecognized compensation amount at such date has been computed pursuant to the provisions of SFAS No. 123).

On November 10, 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R). Among other things, Staff Position No. 123(R)-3 also provides guidance on how to present excess tax benefits in statements of cash flows when the alternative pool calculation is used. This new guidance became effective upon its issuance; however, companies can generally make a one-time election to adopt the transition method in Staff Position No. 123(R)-3 up to one year from the later of (i) initial adoption of SFAS No. 123(R) or (ii) November 10, 2005. If a company elects to adopt the alternative method after it has already issued financial statements pursuant to the provisions of SFAS No. 123(R), such adoption would be considered a change in accounting principle. We have not yet fully evaluated Staff Position No. 123(R)-3 and, accordingly, we have not determined whether we will elect the alternative method thereunder.

Prior to October 1, 2005, we elected to utilize the intrinsic value method, as prescribed by APB Opinion No. 25, to account for our stock-based compensation arrangements. Because all employee and director stock options that were granted had an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense was previously recognized pursuant to the provisions of APB Opinion No. 25.

General. We have historically utilized our 1993 Stock Option Plan and our 1996 Executive Incentive Compensation Plan to grant non-qualified stock options and award other stock-based compensation to our key employees. All unexercised employee stock options issued pursuant to the 1993 Stock Option Plan expired by their terms prior to September 30, 2005. The non-employee members of our Board of Directors have been granted non-qualified stock options pursuant to our Stock Option Plan for Outside Directors. At our annual meeting of stockholders scheduled for February 21, 2006, our stockholders will vote on whether or not to adopt the proposed 2006 Outside Director Restricted Stock Award Plan. If adopted, such plan will provide for annual issuances of restricted stock awards to the outside directors on our Board of Directors.

There are approximately 35.1 million shares of common stock authorized for stock options and other stock-based compensation under all of our unexpired employee and director stock-based plans (approximately 8.2 million shares remained available for award at December 31, 2005). Generally, our policy is to issue new common shares to satisfy stock option exercises and other stock-based compensation arrangements. If an award granted under one of our stock-based plans is forfeited, expires, terminates or is otherwise cancelled without delivery of common shares to the plan participant, then such shares will become available again under the plans for the benefit of employees and directors.

Compensation expense for the stock-based arrangements described below, which is recorded in salaries and benefits in the consolidated statements of income, was approximately $5.2 million and $0.9 million for the three months ended December 31, 2005 and 2004, respectively. Such expense is recognized on straight-line basis over the requisite service period, which is generally aligned with the underlying stock-based award’s vesting period. We have not capitalized any stock-based compensation amounts. Stock-based compensation expense during the three months ended December 31, 2005 and 2004 resulted in income tax benefits of approximately $2.0 million and $0.3 million, respectively, that have been recognized in the consolidated statements of income. Accordingly, the after-tax impact of compensation expense from all stock-based plans for the three months ended December 31, 2005 was approximately $3.2 million, or $0.01 for both basic and diluted earnings per share.

Cash receipts from all of our stock-based plans during the three months ended December 31, 2005 and 2004 were approximately $31.6 million and $6.4 million, respectively. The corresponding realized income tax benefits, as well as those benefits pertaining to deferred stock awards for which we receive no cash proceeds upon issuance of the underlying common stock, were $10.2 million and $1.9 million, respectively. In accordance with the provisions of SFAS No. 123(R), approximately $0.8 million of the income tax benefit for the three months ended December 31, 2005 was deemed to be an excess tax benefit and was reclassified to a financing activity in the condensed consolidated statement of cash flows. The pro

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

forma amount of operating cash flows during the three months ended December 31, 2004 for such excess tax benefit under an SFAS No. 123(R) model approach was approximately $0.2 million; however, such amount has not been reclassified in the condensed consolidated statement of cash flows.

Stock Options. All employee stock options have ten year terms and vest 25% on each grant anniversary date over four years of continued employment. The stock options granted to our non-employee members of the Board of Directors have ten year terms and vest 25% on each grant anniversary date. Information regarding stock option activity for our stock-based plans, inclusive of participants from discontinued operations, is summarized as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Values
	(in thousands)			(in thousands)
Outstanding options at October 1, 2005	13,801	$16.51
Granted	—	—
Exercised	(2,395)	13.19
Terminated	(85)	21.25

Outstanding options at December 31, 2005	11,321	17.18	5.3	$55,933

Exercisable options at December 31, 2005	8,401	$15.80	4.4	$52,096

Options vested or expected to vest at December 31, 2005	11,132	$17.10	4.9	$55,753

The aggregate intrinsic values of stock options exercised during the three months ended December 31, 2005 and 2004 were $24.8 million and $2.5 million, respectively.

The following table summarizes information regarding our outstanding and exercisable stock options at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$8.25 -$12.13	1,568,588	4.3	$11.99	1,568,588	$11.99
12.72	1,452,625	1.4	12.72	1,452,625	12.72
13.00 - 16.60	2,776,375	4.5	15.08	2,776,375	15.08
18.56 - 21.25	2,696,085	6.9	19.17	1,415,210	19.36
21.63 - 24.75	2,827,750	6.9	22.50	1,188,250	22.08

During the three months ended December 31, 2005, we recognized approximately $3.3 million of compensation expense attributable to stock option awards (no such amount was recorded during the three months ended December 31, 2004). Such expense was predicated on the estimated fair value of stock option awards as determined pursuant to our previous SFAS No. 123 pro forma disclosure computations. At December 31, 2005, there was approximately $19.9 million of unrecognized compensation cost attributable to non-vested employee and director stock option compensation awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 2.0 years. The aggregate fair values of stock options that vested during each of the three months ended December 31, 2005 and 2004 were not significant.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair values of stock options were determined using a Black-Scholes option valuation model and were amortized to expense on a straight-line basis over the underlying option’s vesting period. Our pro forma information for the three months ended December 31, 2004, which is not recorded in the interim condensed consolidated financial statements, is as follows (in thousands, except per share data):

Net income, as reported	$78,752
Deduct: Incremental stock-based employee compensation expense determined under a fair value method, net of related income taxes	(2,965)

Pro forma net income	$75,787

Pro forma net income per share:
Basic – as reported	$0.32
Basic – pro forma	0.31
Diluted – as reported	0.32
Diluted – pro forma	0.31

Deferred Stock and Restricted Stock Awards. Deferred stock is a right to receive shares of common stock upon the fulfillment of specified conditions (our condition is generally employment service). At the completion of the vesting period, common stock is issued to the participating employee. We provide deferred stock to our key employees through contingent stock incentive awards that either vest 25% on each grant anniversary date or 100% on the fourth grant anniversary date (i.e., “cliff” vesting).

Restricted stock represents shares of common stock that preserve the incidents of ownership for the holder but are subject to restrictions on transfer and risk of forfeiture until fulfillment of specified conditions. Historically, we have not used restricted stock awards as a means of incentive compensation; however, in January 2006 we granted 345,000 shares of restricted stock to our senior executive officers. In addition to requiring continuing service as an employee, the annual vesting of such restricted stock awards requires the satisfaction of certain conditions, which relate to our pre-tax earnings, return on stockholders’ equity, net patient service revenue growth and stock price. If these conditions are satisfied, the awards will vest 25% at the conclusion of each of our next four fiscal years (commencing with September 30, 2006).

Information regarding deferred stock award activity for our stock-based plans, inclusive of participants from discontinued operations, is summarized as follows:

	Shares	Weighted Average Grant Date Fair Values
Balance at October 1, 2005 (non-vested)	703,349	$21.85
Granted	828,526	23.01
Vested	(147,054)	19.10
Forfeited	(4,706)	23.96

Balance at December 31, 2005 (non-vested)	1,380,115	22.83

The weighted average grant date fair values of deferred stock awards granted during the three months ended December 31, 2005 and 2004 were $23.01 and $22.96, respectively. The aggregate intrinsic values of deferred stock awards issued during the three months ended December 31, 2005 and 2004 were $3.4 million and $2.5 million, respectively.

During the three months ended December 31, 2005 and 2004, we recognized approximately $1.9 million and $0.9 million, respectively, of compensation expense attributable to deferred stock awards. Such expense is predicated on the fair value (i.e., market price) of the underlying stock on the date of grant. At December 31, 2005, there was approximately $24.5 million of unrecognized compensation cost attributable to non-vested employee deferred stock compensation awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 3.5 years. The aggregate grant date fair values of deferred stock awards that vested during the three months ended December 31, 2005 and 2004 were approximately $2.8 million and $2.2 million, respectively.

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

	Three months ended December 31,
	2005	2004
Numerators:
Income from continuing operations	$75,869	$79,486
Effect of convertible debt interest expense	1	1

Numerator for diluted earnings per share from continuing operations	75,870	79,487
Loss from discontinued operations, net	(328)	(734)

Numerator for diluted earnings per share (net income)	$75,542	$78,753

Denominators:
Denominator for basic earnings per share – weighted average outstanding shares	240,964	243,714
Effect of dilutive securities:
Stock options and other stock-based compensation	3,727	3,659
Convertible debt	6	6

Denominator for diluted earnings per share	244,697	247,379

Earnings (loss) per share:
Basic
Continuing operations	$0.31	$0.32
Discontinued operations	—	—

Net income	$0.31	$0.32

Diluted
Continuing operations	$0.31	$0.32
Discontinued operations	—	—

Net income	$0.31	$0.32

4. Acquisitions

Fiscal Year 2005 Acquisitions. Effective October 1, 2004, we acquired, via a long-term lease, Chester County Hospital, an 82-bed hospital in Chester, South Carolina. The cash paid for this acquisition was approximately $20.5 million for the lease of property, plant and equipment and the acquisition of non-current assets and approximately $5.4 million for working capital. Effective February 1, 2005, we acquired three hospitals with a total of 657 licensed beds. The three acquired hospitals were: Venice Hospital, a 312-bed hospital in Venice, Florida; St. Joseph’s Hospital, a 212-bed hospital in Port Charlotte, Florida; and St. Mary’s Hospital, a 133-bed hospital in Norton, Virginia. The cash paid for this acquisition was approximately $251.4 million for property, plant and equipment and other non-current assets and approximately $31.9 million for working capital. Effective April 1, 2005, we acquired Bartow Memorial Hospital, a 56-bed hospital in Bartow, Florida. The cash paid for this acquisition was approximately $31.9 million for property, plant and equipment and other non-current assets and approximately $0.8 million for working capital.

Fiscal Year 2006 Acquisitions. Effective December 1, 2005, we acquired Gilmore Memorial Hospital, a 95-bed general acute care hospital in Amory, Mississippi. The cash paid for this acquisition was approximately $46.6 million for property, plant and equipment and other non-current assets and approximately $7.1 million for working capital. Effective January 1, 2006, we acquired Barrow Community Hospital, a 56-bed general acute care hospital in Winder, Georgia. The cash paid for this acquisition was approximately $33.2 million for property, plant and equipment and other non-current assets and approximately $2.1 million for working capital. Effective February 1, 2006, we acquired an 80% ownership interest in Orlando Regional St. Cloud Hospital, an 84-bed general acute care hospital in St. Cloud, Florida. Orlando Regional

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Acquisitions (continued)

Healthcare, a not-for-profit organization, retained a 20% ownership interest in the hospital. The purchase price for the 80% controlling interest in Orlando Regional St. Cloud Hospital was approximately $38.2 million.

Pending Acquisitions. On December 27, 2005, we announced the negotiation of an agreement to acquire St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia. Pursuant to applicable state law, the execution of a definitive purchase agreement and closing of the transaction are subject to review and approval by the Georgia Attorney General’s office. We expect that this transaction will close on or before March 31, 2006. On January 24, 2006, we announced the signing of a definitive agreement to acquire Cleveland Clinic – Naples Hospital, an 83-bed general acute care hospital in Naples, Florida. We expect that this transaction will close on or before June 30, 2006.

General. The completed and pending acquisitions described above are in furtherance of our business strategy to acquire hospitals in rural and non-urban areas of 30,000 to 400,000 people, primarily in the southeastern and southwestern United States. The transactions that closed on or before December 31, 2005 were accounted for using the purchase method of accounting. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition dates. We regularly utilize an independent third party valuation specialist to help determine the fair values of certain assets underlying our acquisitions. In certain instances, purchase price allocations are subject to refinement upon finalization of such third party appraisals and final settlements of working capital accounts. As a result of the acquisitions that closed on or before December 31, 2005, we recorded goodwill (most of which is expected to be tax deductible) because the final negotiated purchase prices exceeded the net tangible and intangible assets acquired.

Acquisitions are generally financed using a combination of available cash on hand and borrowings under our revolving credit facility. We seek to recover our acquisition-related cash investments within four to five years by expanding and enhancing the services provided and achieving significant improvements in the operating performance of the acquired facilities.

The operating results of the hospitals acquired on or before December 31, 2005 have been included in our interim condensed consolidated financial statements from the date of each respective acquisition. The following combined pro forma financial information provides that (i) for purposes of the three months ended December 31, 2004, the fiscal year 2006 and 2005 acquisitions were effected as if they had closed on October 1, 2004 and (ii) for purposes of the three months ended December 31, 2005, the fiscal year 2006 acquisitions were effected as if they had closed on October 1, 2005.

	Three months ended December 31,
	2005	2004
	(in thousands, except per share data)
Total revenue	$961,267	$903,964
Net income	74,634	70,657
Net income per share – basic	$0.31	$0.29
Net income per share – diluted	0.31	0.29

No effect has been given to cost reductions or operating efficiencies in the table above. Accordingly, the combined pro forma financial information is for comparative purposes only and is not necessarily indicative of the results that we would have obtained if the acquisitions had occurred at the beginning of the periods presented or that may occur in the future.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Recent Accounting Pronouncements

Physician and Physician Group Guarantees. We have committed to provide certain financial assistance pursuant to recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that our hospitals serve. For example, when relocating a physician to a community where one of our hospitals is located, we may advance money to such physician in order to assist him or her establish a private practice. At the end of the physician’s commitment period, the amounts advanced under these recruiting agreements are considered loans and are generally forgiven pro rata over a period of 12 to 24 months (contingent upon the physician continuing to practice in the community). We expense these advances as they are paid over the commitment period. At December 31, 2005, we were committed to non-cancelable guarantees of approximately $19.6 million pursuant to various physician and physician group arrangements. The actual amounts advanced will depend upon the financial results of each physician’s or physician group’s private practice during the contractual measurement period, which generally does not exceed one year.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing such guarantee.

On November 10, 2005, FASB Staff Position FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, (“FIN 45-3”) was issued. FIN 45-3 requires that a guarantor apply the recognition, measurement and disclosure provisions of FIN 45 to guarantees granted to a business or its owners that the revenue of the business (or a specific portion of the business) for a specified period of time would be at least a specified minimum amount (i.e., a minimum revenue guarantee). One example cited in FIN 45-3 involves a guarantee provided by a health care entity to a non-employee physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice. In the example, the health care entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds. Because this example and another one in FIN 45-3 are similar to certain of our physician recruitment and physician group professional services arrangements (one of which is described above), we believe that they will fall under the purview of FIN 45-3; however, we have not yet quantified the impact that FIN 45-3’s adoption will have on our consolidated financial position and results of operations. This new accounting guidance applies to all new minimum revenue guarantees issued or modified on or after the beginning of the first quarter following November 10, 2005. Retroactive application of FIN 45-3 is not permitted.

Other Accounting Pronouncements and Guidance. On December 15, 2003, the FASB issued an Exposure Draft entitled Earnings Per Share, an Amendment of FASB Statement No. 128 (the “Amendment”), which requires, in part, that for contracts that can be settled in either cash or shares, issuing entities should assume share settlement for purposes of calculating diluted earnings per share. In conjunction with the Amendment, the FASB determined that retroactive restatement of earnings per share was not required for contracts appropriately modified to eliminate share settlement prior to December 31, 2004. The Amendment was proposed to be effective for reporting periods that ended after December 15, 2004. As more fully discussed at Note 3 to the consolidated financial statements included with our Form 10-K for the year ended September 30, 2005, we took certain actions with respect to our Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”) and our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”) to prevent the common stock underlying such notes from being immediately included in diluted earnings per share calculations.

On September 30, 2004, the Emerging Issues Task Force affirmed its previous consensus regarding Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. Issue 04-8 requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the applicable convertible debt instrument has been met. Issue 04-8 became effective for reporting periods that ended after December 15, 2004. As more fully discussed at Note 3 to the consolidated financial statements included with our Form 10-K for the year ended September 30, 2005, we took certain actions with respect to the 2022 Notes and the 2023 Notes to prevent the common stock underlying such notes from being immediately included in diluted earnings per share calculations.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Long-Term Debt

At December 31, 2005 and September 30, 2005, the outstanding balances under our $600.0 million revolving credit agreement were $255.0 million and $60.0 million, respectively. As of February 6, 2006, there was $540.0 million outstanding thereunder. The incremental borrowings through February 6, 2006 were primarily attributable to our satisfaction of certain convertible debt put obligations discussed below.

On January 30, 2006, the holders of approximately $317.3 million in principal face value Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”) exercised their January 28, 2006 put option to require us to repurchase their New 2022 Notes. As a result thereof, we were obligated to repurchase such New 2022 Notes on January 31, 2006 at their accreted amount (i.e., approximately $275.9 million). We were not required to repurchase approximately $12.7 million in principal face value of the New 2022 Notes and, accordingly, such notes remain outstanding. In connection with the New 2022 Note repurchase, we will write off approximately $4.6 million of debt issuance costs during the three months ending March 31, 2006.

As a result of the aforementioned New 2022 Note put rights, similar unilateral put rights available to the holders of the 2023 Notes on August 1, 2006 and the provisions of SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, all of the amounts outstanding under the New 2022 Notes and the 2023 Notes are initially characterized as current liabilities. However, the availability of our long-term $600.0 million revolving credit agreement and our intent to utilize certain proceeds therefrom to satisfy a portion of the put obligations results in the reclassification of $290.0 million from the current portion of long-term debt to long-term liabilities. Such amount represents our best estimate of the minimum balance expected to be available under the revolving credit agreement (before consideration of the convertible debt put obligations) at all times during the year ending December 31, 2006. Our analysis considered other projected uses of the proceeds from the revolving credit facility (e.g., acquisitions, capital expenditures, etc.). The corresponding amount that was reclassified from short-term to long-term at September 30, 2005 was $240.0 million.

7. Discontinued Operations

During September 2005, our Board of Directors approved the divestiture of Williamson Memorial Hospital (“Williamson”) in Williamson, West Virginia. We anticipate a disposition of Williamson to occur, via a sale of the hospital, no later than September 30, 2006. Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Williamson’s financial position, operating results and cash flows have been presented as discontinued operations in our interim condensed consolidated financial statements. The underlying details of discontinued operations included in the consolidated statements of income were as follows (in thousands):

	Three months ended December 31,
	2005	2004
Total revenue	$7,994	$7,243

Salaries and benefits	4,512	4,765
Provision for doubtful accounts	740	245
Depreciation and amortization	—	318
Other operating expenses	3,275	3,159

Total operating expenses	8,527	8,487

Loss before income taxes	(533)	(1,244)
Income tax benefit	205	510

Loss from discontinued operations	$(328)	$(734)

The major classes of assets of discontinued operations in the condensed consolidated balance sheets were as follows (in thousands):

	December 31, 2005	September 30, 2005
Property, plant and equipment, net	$12,588	$12,501
Goodwill	5,495	5,495

Total assets of discontinued operations	$18,083	$17,996

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Insurance Claims

In late August 2005, Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama and caused substantial damage to residential and commercial properties in Mississippi, where we own and operate a number of hospitals. The property damage caused by Hurricane Katrina at our hospitals was not substantial and, therefore, did not have a significant effect on our consolidated results of operations. However, we cannot predict the extent that the damage caused by Hurricane Katrina will affect our patients, payors and vendors or the local economies in Mississippi and other impacted areas. Additionally, during the quarter ended September 30, 2004 four hurricanes and one tropical storm made landfall in Florida, where we own and operate a number of hospitals. Hurricane damage and disruption to our hospitals in the affected areas, as well as to employees’ homes, local businesses and physicians’ offices, was extensive. One of our hospitals in South Carolina also suffered hurricane-related damage during such period.

We are insured for property damage and business interruption losses and we work closely with our insurance providers to expeditiously settle hurricane and storm-related claims. The interim condensed consolidated financial statements for the three months ended December 31, 2005 and 2004 include approximately $5.0 million and $8.2 million, respectively, of revenue attributable to recoveries under our business interruption insurance policies for hurricane and storm-related claims; however, such amounts do not reflect the entirety of our projected insurance settlements.

9. Contingencies

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

The above lawsuits are similar to other lawsuits filed against hospitals throughout the country regarding charges to uninsured patients. We believe that the billing and collection practices at all of our subsidiary hospitals are appropriate, reasonable and in compliance with all applicable laws, rules and regulations. Accordingly, we intend to vigorously defend our company and our subsidiaries against the allegations contained in the above lawsuits. As it is not possible to estimate the ultimate loss, if any, relative to such lawsuits, no loss accruals have been recorded for these matters at December 31, 2005 or September 30, 2005.

We are also a party to various other legal actions arising out of the normal course of our businesses. We believe that the ultimate resolution of such actions will not have a material adverse effect on our financial position, results of operations or liquidity. Nevertheless, due to uncertainties inherent in litigation, the ultimate disposition of these actions cannot be presently determined.

10. Subsequent Event

On February 3, 2006, we announced that our Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock, payable on March 9, 2006 to stockholders of record at the close of business on February 15, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

At December 31, 2005, we operated 56 general acute care hospitals and two psychiatric hospitals in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia.

Unless specifically indicated otherwise, the following discussion is exclusive of Williamson Memorial Hospital in Williamson, West Virginia. The operations of such hospital during the three months ended December 31, 2005 and 2004 were not material to our consolidated results of operations. See Note 7, Discontinued Operations, to the Interim Condensed Consolidated Financial Statements in Item 1.

During the three months ended December 31, 2005, which we refer to as the 2006 Period, we experienced total revenue growth over the three months ended December 31, 2004, which we refer to as the 2005 Period, of 14.9%. However, consolidated net income and net income per diluted share decreased by 4.1% and 3.1%, respectively, during the 2006 Period as compared to the 2005 Period. Enhanced 2006 Period total revenue resulted from the inclusion of revenue from hospitals acquired by us since December 31, 2004, as well as an increase in net patient service revenue from improvements in surgical volume, the number of emergency room visits and reimbursement rates. Offsetting the gains in total revenue during the 2006 Period, and ultimately effectuating a reduction in net income, were incremental costs pertaining to a new accounting pronouncement for stock-based compensation, a higher provision for doubtful accounts, an unfavorable net impact from hurricane and storm activity, lower occupancy rates and increases in utility, physician recruitment and insurance costs.

At our hospitals that were in operation during all of the 2006 Period and the 2005 Period, surgeries and emergency room visits increased 2.1% and 1.2%, respectively. We believe that these increases are due, in part, to our adherence to the acquisition criteria we have strictly followed for many years, whereby we acquire hospitals in growing non-urban areas and in areas where we believe the opportunity to reverse outmigration to other hospitals exists. Furthermore, our hospitals continue to add physicians to their medical staffs and medical equipment to their hospitals in order to meet the needs of the communities they serve. We believe that, over time, these investments, coupled with improved demographics, have resulted in, and will continue to result in, increases to hospital surgeries, emergency room visits and admissions.

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our total revenue during the 2006 Period and the 2005 Period generated on an outpatient basis. We continue to improve our emergency room and diagnostic imaging services to meet the needs of the communities we serve and have invested capital in nearly every one of our hospitals over the last five years in one of these two areas. As a result of this continuous focus, our same hospital adjusted admissions, which adjusts admissions for outpatient volume, demonstrated a modest increase during the 2006 Period compared to the 2005 Period.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. This general industry trend has also affected us, with our self-pay hospital admissions as a percentage of total admissions increasing by approximately sixty basis points in the 2006 Period as compared to the 2005 Period. Notwithstanding this unfavorable historical trend, we experienced a forty basis point decline in self-pay admissions as a percentage of total admissions when comparing the 2006 Period to the most recent sequential period (i.e., the quarter ended September 30, 2005) for hospitals in operation during the entirety of both such periods. Due to the importance of this matter, we continually evaluate our policies and programs in light of these and other trends and consider changes or modifications to our policies as circumstances warrant.

As a direct result of an increased prevalence of uninsured and underinsured patients, our provision for doubtful accounts during the 2006 Period grew 110 basis points to 8.7% of total revenue compared to 7.6% of total revenue in the 2005 Period. We believe that our provision for doubtful accounts as a percentage of total revenue is generally lower than our industry peer group average because our longstanding and consistently applied charity care and indigent policies result in a higher percentage of uninsured patients’ accounts being treated as foregone/unrecognized revenue.

Critical Accounting Policies and Estimates Update

Stock-Based Compensation. As more fully discussed at Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1, effective October 1, 2005 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Among other things, this new accounting pronouncement significantly modifies the way our stock-based compensation is recorded. Prior to October 1, 2005, we elected to utilize the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The 2006 Period reflects the transitional effects of the modified prospective methodology for adopting SFAS No. 123(R); however, in accordance with such accounting pronouncement, the 2005 Period has not been restated. Moreover, as a result of applying the principles of SFAS No. 123(R) and our shift from stock option awards to deferred stock awards as a means of providing certain incentive compensation, stock-based compensation expense increased from approximately $0.9 million in the 2005 Period to $5.2 million in the 2006 Period.

Physician and Physician Group Guarantees. As more fully discussed at Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1, we adopted the accounting and financial reporting provisions of Financial Accounting Standards Board Staff Position FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, on January 1, 2006.

2006 Period Compared to the 2005 Period

The following tables summarize our results of operations for the 2006 Period and the 2005 Period (unaudited):

	Three months ended December 31,
	2005		2004
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(in thousands)		(in thousands)

Total revenue	$936,503	100.0%	$814,938	100.0%

Costs and expenses:
Salaries and expenses	376,660	40.2	322,485	39.6
Supplies and other	289,246	30.9	244,946	30.1
Provision for doubtful accounts	81,107	8.7	61,841	7.6
Depreciation and amortization	41,528	4.4	36,277	4.4
Rent expense	19,179	2.0	16,726	2.0
Interest, net	4,229	0.5	3,217	0.4

Total costs and expenses	811,949	86.7	685,492	84.1

Income from continuing operations before minority interests and income taxes	124,554	13.3	129,446	15.9
Minority interests in earnings of consolidated entities	(401)	—	(662)	(0.1)

Income from continuing operations before income taxes	124,153	13.3	128,784	15.8
Provision for income taxes	(48,284)	(5.2)	(49,298)	(6.0)

Income from continuing operations	$75,869	8.1%	$79,486	9.8%

	Three months ended December 31,		Change	Percent Change
	2005	2004
Same Hospitals
Occupancy	43.8%	44.8%	(100) bps *	n/a
Patient days	295,408	300,366	(4,958)	(1.7)%
Admissions	69,550	70,671	(1,121)	(1.6)%
Adjusted admissions	115,896	115,812	84	0.1%
Total surgeries	61,973	60,728	1,245	2.1%
Outpatient revenue percentage	48.5%	46.7%	180 bps	n/a
Inpatient revenue percentage	51.5%	53.3%	(180) bps	n/a

Total Hospitals
Occupancy	43.9%	45.9%	(200) bps	n/a
Patient days	333,940	315,105	18,835	6.0%
Admissions	75,590	70,760	4,830	6.8%
Adjusted admissions	125,934	115,827	10,107	8.7%
Total surgeries	67,243	60,728	6,515	10.7%
Outpatient revenue percentage	48.4%	46.4%	200 bps	n/a
Inpatient revenue percentage	51.6%	53.6%	(200) bps	n/a

*	basis points

Our total revenue for the 2006 Period was $936.5 million as compared to $814.9 million for the 2005 Period. This change represented an increase of $121.6 million or 14.9%. Hospitals in operation for the entire 2006 Period and the 2005 Period, which we refer to as same hospitals, provided $37.8 million, or 31.1%, of the increase in total revenue as a result of increases in surgeries, emergency room visits and reimbursement rates. The remaining $83.8 million increase in total revenue came from three hospitals we acquired in February 2005 and individual hospitals we acquired in each of April 2005 and December 2005, offset slightly by decreases in business interruption insurance and other miscellaneous revenue.

Net patient service revenue per adjusted admission at our same hospitals increased 4.6% during the 2006 Period as compared to the 2005 Period. Contributing factors to such increase included improvements in Medicare pricing, as well as the effects of favorably renegotiated agreements with certain commercial providers.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Foregone charges for charity care and indigent write-offs, including those at Williamson Memorial Hospital, were $153.9 million or 4.7% of gross patient service revenue during the 2006 Period and $130.7 million or 4.6% of gross patient service revenue during the 2005 Period. The policy and practice at each of our hospitals is to write off a patient’s entire account balance upon determining that the patient qualifies under a hospital’s charity care and/or indigent policy. We believe that our charity and indigent account practices result in the appropriate recognition of net patient service revenue and provisions for doubtful accounts. Effective June 30, 2005, we changed our policy to reserve 100% of all self-pay accounts receivable greater than 120 days old (prior thereto, the policy was to reserve 100% when the account balance reached 150 days old). For commercial accounts receivable over 150 days old, we also reserve 100% of the account balance. We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, significantly contributes to our effective accounts receivable management. Our hospitals also work diligently to help uninsured patients qualify for Medicaid and other state and local financial assistance programs.

Salaries and benefits increased as a percent of total revenue to 40.2% for the 2006 Period from 39.6% for the 2005 Period. Most of the increase in the salaries and benefits percentage is directly attributable to the incremental impact of stock-based compensation (i.e., an increase of approximately $4.3 million in the 2006 Period over the 2005 Period). Same hospital salaries and benefits decreased from 38.6% of total revenue in the 2005 Period to 38.5% in the 2006 Period. We believe that this decrease is a result of our continued effective management of salary costs in response to varying patient volume and acuity, as well as lower levels of nursing vacancy and turnover. Furthermore, we believe that our Chief Nursing Officers continue to effectively manage their staffs, thereby reducing nurse turnover and our reliance on subcontracted nursing services.

Supplies and other costs increased as a percent of total revenue to 30.9% for the 2006 Period from 30.1% for the 2005 Period. In addition to increased utility, physician recruitment and insurance costs in the 2006 Period, the percentage increase was due to higher costs at the three hospitals we acquired in February 2005 and the individual hospitals we acquired in each of October 2004, April 2005 and December 2005. Moreover, we continue to experience higher supply costs for certain surgical procedures (e.g., orthopedic implants, drug-eluting stents, etc.).

Our effective income tax rates were approximately 38.9% and 38.3% for the 2006 Period and the 2005 Period, respectively.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operations provide the primary source of cash for our ongoing business needs. We have historically utilized cash on hand, revolving credit facility borrowings and proceeds from debt issuances, or a combination thereof, to fund acquisitions. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for discussion of our recently completed and pending acquisitions.

The following is a summary of our recent cash flow activity (in thousands):

	Three months ended December 31,
	2005	2004
Sources (uses) of cash and cash equivalents:
Operating activities	$138,527	$156,404
Investing activities	(132,379)	(74,116)
Financing activities	51,664	(2,729)
Discontinued operations	872	(62)

Net increases in cash and cash equivalents	$58,684	$79,497

Operating Activities

Our cash flows from continuing operating activities decreased $17.9 million or 11.4% during the 2006 Period compared to the 2005 Period. The primary reason for the decreased cash flow during the 2006 Period compared to the 2005 Period was our receipt of tax refunds in the 2005 Period. Profits and improved asset and liability management in the 2006 Period contributed to the positive cash flows during such period.

Investing Activities

Cash used in investing activities during the 2006 Period consisted primarily of (i) $89.0 million, in the aggregate, for one hospital we acquired in December 2005 and one hospital we acquired with an effective date of January 1, 2006 and (ii) $74.5 million for additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities, new hospital construction and capital expenditures for one ongoing and one completed hospital replacement project. Offsetting these cash outlays were cash receipts of approximately $11.3 million from sales of property, plant and equipment and insurance recoveries and a net decrease in restricted funds of $19.9 million. Insurance recoveries generally have been utilized to make repairs at the hospitals impacted by hurricane and storm activity.

During the 2005 Period, cash used in investing activities consisted primarily of $20.1 million paid for the hospital we acquired in October 2004, $43.4 million for additions to property, plant and equipment and a net increase in restricted funds of $10.9 million. The property, plant and equipment additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with two hospital replacement projects.

Financing Activities

Cash provided by financing activities during the 2006 Period included borrowings of $195.0 million under our $600.0 million revolving credit agreement in order to finance two hospital acquisitions and our common stock repurchase program during such period. Proceeds from exercises of stock options provided an additional $31.6 million during the 2006 Period. Payments of dividends and purchases of treasury stock used $14.7 million and $159.8 million, respectively, of cash during the 2006 Period.

Cash used by financing activities during the 2005 Period principally related to dividend payments of approximately $9.9 million, offset by $6.4 million of proceeds from exercises of stock options.

Days Sales Outstanding

At the beginning of each fiscal year, we announce a number of financial and quality objectives for such fiscal year, including days sales outstanding, or DSO. Our DSO is calculated by dividing quarterly net patient service revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable. Our DSO at December 31, 2005 was 69 days, which compares favorably to 71 days at December 31, 2004 and is within our previously published DSO objective range for the year ending September 30, 2006.

Effect of Legislative and Regulatory Action on Liquidity

The Medicare and Medicaid reimbursement programs are subject to ongoing changes as a result of legislative and regulatory actions. Although we believe that these changes will continue to limit reimbursement increases under these programs, we do not believe that these changes will have a material adverse effect on our future revenue or liquidity. Nevertheless, within the statutory framework of the Medicare and Medicaid programs, there are numerous areas that are subject to administrative rulings, interpretations and discretion that could affect payments made to us under those programs. In the future, both federal and state governments might reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities, either of which could have a material adverse effect on our future revenue and liquidity. Additionally, any future restructuring of the financing and delivery of health care services in the United States and/or the continued prevalence of managed care programs could have an adverse effect on our future revenue and liquidity.

Capital Resources

Credit Facilities

We currently have a credit agreement with a syndicate of banks that expires on May 14, 2009. The credit agreement allows us to borrow, on a revolving unsecured basis, up to $600.0 million (including standby letters of credit). The credit agreement requires our subsidiaries (other than certain exempted subsidiaries) to guarantee the borrowings thereunder in the event our credit rating falls below certain thresholds. Under the credit agreement, we can elect whether the interest rate we pay is based on the prime rate or the LIBOR rate. Our effective interest rate includes a spread above the base rate we select and is subject to modification if our debt rating changes. Such effective interest rate and our credit availability under the credit agreement at December 31, 2005 were 4.79% and $345.0 million, respectively.

Subsequent to December 31, 2005, we borrowed incremental amounts aggregating $285.0 million under the credit agreement (primarily for certain convertible debt put obligations discussed below), thereby reducing our availability to $60.0 million as of February 6, 2006. During the quarter ending March 31, 2006, we intend to utilize a provision in the credit agreement that permits us to increase our overall unsecured borrowing availability to $750.0 million. Additionally, we are reviewing other long-term financing alternatives that would allow us to reduce the amounts outstanding under the revolving credit agreement. In this regard, we are considering long-term debt instruments with maturity dates beyond the expiration date of our credit agreement.

Under the terms of the credit agreement, we are obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, the credit agreement contains covenants that, without the prior consent of the lenders, limit certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional amounts, make guarantees and grant security interests. We have complied with our financial covenants, which are calculated at December 31, 2005 as follows:

	Requirement	Level
Maximum permitted consolidated leverage ratio	< 3.00 to 1.00	1.63 to 1.00
Minimum required consolidated interest coverage ratio	> 3.00 to 1.00	20.87 to 1.00

We executed a $20.0 million unsecured Demand Promissory Note in favor of a bank, which is to be used as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the Demand Promissory Note, we may borrow and repay on a revolving unsecured basis up to the principal face amount of the note. All principal and accrued interest outstanding under the Demand Promissory Note will be immediately due and payable upon the bank’s written demand. Absent such demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. The Demand Promissory Note’s effective interest rate at December 31, 2005 was 5.11%; however, there were no amounts outstanding thereunder at such date.

Outstanding Convertible Debt Securities

Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”). As more fully discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, we were contractually obligated to repurchase certain New 2022 Notes on January 31, 2006 at their accreted amount (i.e., approximately $275.9 million). We were not required to repurchase approximately $12.7 million in principal face value New 2022 Notes and, accordingly, such notes remain outstanding. The holders of the remaining New 2022 Notes may require us to repurchase such notes for their accreted value on January 28, 2007. We financed the $275.9 million New 2022 Note repurchase with borrowings under our revolving credit agreement.

In connection with the New 2022 Note repurchase, we will write off approximately $4.6 million of debt issuance costs, which we expect will adversely impact diluted earnings per share by approximately $0.01 during the quarter ending March 31, 2006.

1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). Holders of the 2023 Notes may require us to purchase all, or a portion, of such notes on August 1, 2006 for a cash purchase price per note equal to 100% of their principal amount, plus accrued and unpaid interest to that date. At December 31, 2005, there was $575.0 million of principal outstanding under the 2023 Notes. If some, or all, of the 2023 Notes are put to us, we intend to purchase such notes using a combination of available cash balances, cash provided by operating activities, amounts available under our revolving credit agreement and long-term financing. We believe that our corporate credit ratings are indicative of our ability to procure financing as may be necessary to fully satisfy any obligation that would arise out of a put of all, or a substantial portion, of the 2023 Notes.

Dividends and Stock Repurchase Program

On September 22, 2005, our Board of Directors declared a quarterly cash dividend of $0.06 per share on our common stock, payable on November 29, 2005, to stockholders of record at the close of business on November 4, 2005. Additionally, on February 3, 2006 we announced that our Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock, payable on March 9, 2006 to stockholders of record at the close of business on February 15, 2006. On August 3, 2005, we announced that our Board of Directors approved a program to repurchase up to ten million shares of our common stock. Effective November 10, 2005, we completed our stock repurchase program through open market purchases at an aggregate cost of approximately $221.7 million for the full ten million shares. Our dividend payments and our stock repurchase program are funded with available cash balances, cash provided by operating activities and amounts available under our revolving credit agreement. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2 of Part II.

Standby Letters of Credit

At December 31, 2005, we maintained approximately $61.4 million of standby letters of credit in favor of third parties with various expiration dates through October 1, 2006. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, amounts available under our revolving credit agreement.

Capital Expenditures

Our business strategy calls for us to continue to acquire hospitals that meet our acquisition criteria. Acquisitions of hospitals account for a significant portion of our capital expenditures in any given fiscal year. We generally fund acquisitions, replacement hospitals and other ongoing capital expenditure requirements with available cash balances, cash generated from operating activities and, if necessary, amounts available under our revolving credit agreement. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for discussion of our recently completed and pending acquisitions.

A number of hospital renovation and/or expansion projects were underway at December 31, 2005. We do not believe that any of these projects are individually significant or that they represent, in the aggregate, a significant commitment of our resources. Specifically, we completed construction of our replacement hospital in Carlisle, Pennsylvania in January 2006 and we plan to complete construction of Collier Regional Medical Center in Naples, Florida during the fall of 2006. Within the next year, we anticipate that we will spend approximately $100 million for new and replacement hospital construction. Additionally, we are obligated to construct a new facility at our Monroe, Georgia location within the next three years; however, the cost for such project has not yet been determined.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2005, there were no material changes to the information provided by us in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2005.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended September 30, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than borrowings under our revolving credit agreement, as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources – Credit Facilities” of Part I to this report, during the three months ended December 31, 2005 there were no material changes to the quantitative and qualitative disclosures about market risks provided by us in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2005.

Item 4. Controls and Procedures

(a) Evaluation Of Disclosure Controls And Procedures. Our Chief Executive Officer and Vice Chairman (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Vice Chairman and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

(b) Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2005, we announced the commencement of a share repurchase program to repurchase up to ten million shares of our common stock. Effective November 10, 2005, we completed such repurchase program through open market purchases of all ten million shares. The table below summarizes purchases made during each month during the quarter ended December 31, 2005, as well as purchases during each month of the immediately preceding quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program
July 2005	—	$—	—
August 2005	1,370,600	23.93	1,370,600
September 2005	1,950,000	23.30	3,320,600
October 2005	2,400,000	22.19	5,720,600
November 2005	4,279,400	21.09	10,000,000
December 2005	—	—	10,000,000

Item 6. Exhibits

See Index to Exhibits beginning on page 25 of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: February 9, 2006	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10) Material Contracts

*10.1	Base compensation information for certain executive officers of the Company, previously filed on the Company’s Current Report on Form 8-K dated October 21, 2005, is incorporated herein by reference.

*10.2	Certain senior executive officer compensation information, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 7, 2005, is incorporated herein by reference.

*10.3	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated January 30, 2006, is incorporated herein by reference.

*10.4	Form of Restricted Stock Award Notice under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended.

*10.5	Form of Trust Agreement for dividends paid with respect to restricted stock awards under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.