Form 10-QT
period 2005-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2006-04-10
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

or

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from October 1, 2005 to December 31, 2005

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

Not applicable, except as discussed in the explanatory paragraph below

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

At April 3, 2006, 240,753,545 shares of the registrant’s Class A common stock were outstanding.

        Health Management Associates, Inc. (the “Company”) is filing this Transition Report on Form 10-Q (this “Transition Report”) in connection with its change in fiscal year end from September 30 to December 31. The Company previously reported its change in fiscal year end on a Current Report on Form 8-K, dated March 1, 2006. This Transition Report is identical, in all material respects, to the Form 10-Q filed by the Company on February 9, 2006 with regard to the three months ended December 31, 2005, except that this Transition Report has been updated to both reflect previously disclosed significant events that have occurred since February 9, 2006 and incorporate other nominal subsequent events.

HEALTH MANAGEMENT ASSOCIATES, INC.

TRANSITION REPORT ON FORM 10-Q

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

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	September 30,
	2005	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,259	$78,575
Accounts receivable, net	706,215	681,440
Supplies, prepaid expenses and other assets	183,278	199,566
Restricted funds	15,908	10,578
Assets of discontinued operations	18,083	17,996

Total current assets	1,060,743	988,155

Property, plant and equipment	2,931,847	2,846,248
Accumulated depreciation and amortization	(846,884)	(813,496)

Net property, plant and equipment	2,084,963	2,032,752

Restricted funds	45,700	70,913
Goodwill	867,278	848,523
Deferred charges and other assets	96,854	47,828

Total assets	$4,155,538	$3,988,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,522	$181,776
Accrued expenses and other liabilities	211,000	207,619
Dividends payable and treasury stock repurchase obligations	—	31,158
Deferred income taxes	14,966	14,966
Current maturities of long-term debt and capital lease obligations	584,367	633,338

Total current liabilities	1,005,855	1,068,857

Deferred income taxes	131,112	121,491
Other long-term liabilities	86,053	95,887
Long-term debt and capital lease obligations, less current maturities	611,241	366,649
Minority interests in consolidated entities	46,229	45,828

Total liabilities	1,880,490	1,698,712

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 273,148 and 270,606 shares issued at December 31, 2005 and September 30, 2005, respectively	2,731	2,706
Accumulated other comprehensive income (loss), net of income taxes	(88)	128
Additional paid-in capital	578,654	525,144
Retained earnings	2,216,064	2,140,393

	2,797,361	2,668,371
Treasury stock, 32,500 and 25,821 shares of common stock, at cost, at December 31, 2005 and September 30, 2005, respectively	(522,313)	(378,912)

Total stockholders’ equity	2,275,048	2,289,459

Total liabilities and stockholders’ equity	$4,155,538	$3,988,171

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

Effective March 1, 2006, our Board of Directors approved a change in our fiscal year end from September 30 to December 31. As set forth on the cover page of this report, our Transition Report modifies our Quarterly Report on Form 10-Q for the three months ended December 31, 2005 that was previously filed with the Securities and Exchange Commission.

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

General. We have historically utilized our 1993 Stock Option Plan and our 1996 Executive Incentive Compensation Plan to grant non-qualified stock options and award other stock-based compensation to our key employees. All unexercised employee stock options issued pursuant to the 1993 Stock Option Plan expired by their terms prior to September 30, 2005. The non-employee members of our Board of Directors have been granted non-qualified stock options pursuant to our Stock Option Plan for Outside Directors. At our annual meeting of stockholders on February 21, 2006, our stockholders approved the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan. Such plan provides for annual issuances of restricted stock awards to the outside directors on our Board of Directors.

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

Cash receipts from all of our stock-based plans during the three months ended December 31, 2005 and 2004 were approximately $31.6 million and $6.4 million, respectively. The corresponding realized income tax benefits, as well as those

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

benefits pertaining to deferred stock awards for which we receive no cash proceeds upon issuance of the underlying common stock, were $10.2 million and $1.9 million, respectively. In accordance with the provisions of SFAS No. 123(R), approximately $0.8 million of the income tax benefit for the three months ended December 31, 2005 was deemed to be an excess tax benefit and was reclassified to a financing activity in the condensed consolidated statement of cash flows. The pro forma amount of operating cash flows during the three months ended December 31, 2004 for such excess tax benefit under an SFAS No. 123(R) model approach was approximately $0.2 million; however, such amount has not been reclassified in the condensed consolidated statement of cash flows.

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

The following table summarizes information regarding our outstanding and exercisable stock options at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$ 8.25 - $12.13	1,568,588	4.3	$11.99	1,568,588	$11.99
12.72	1,452,625	1.4	12.72	1,452,625	12.72
13.00 - 16.60	2,776,375	4.5	15.08	2,776,375	15.08
18.56 - 21.25	2,696,085	6.9	19.17	1,415,210	19.36
21.63 - 24.75	2,827,750	6.9	22.50	1,188,250	22.08

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

Restricted stock represents shares of common stock that preserve the incidents of ownership for the holder but are subject to restrictions on transfer and risk of forfeiture until fulfillment of specified conditions. Historically, we have not used restricted stock awards as a means of providing incentive compensation and/or retaining key individuals; however, subsequent to December 31, 2005 we granted 345,000 shares and 24,500 shares of restricted stock to our senior executive officers and outside directors on our Board of Directors, respectively. In addition to requiring continuing service as an employee, the annual vesting of the senior executive officer restricted stock awards requires the satisfaction of certain conditions, which relate to our pre-tax earnings, return on stockholders’ equity, net patient service revenue growth and common stock price. If these conditions are satisfied, the awards will vest 25% at the conclusion of each of our next four fiscal years (commencing with December 31, 2006). The outside directors’ awards will vest in equal installments on January 1, 2007, 2008, 2009 and 2010.

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

4. Acquisitions

Acquisitions During the Year Ended September 30, 2005. Effective October 1, 2004, we acquired, via a long-term lease, Chester County Hospital, an 82-bed hospital in Chester, South Carolina. The cash paid for this acquisition was approximately $20.5 million for the lease of property, plant and equipment and the acquisition of non-current assets and approximately $5.4 million for working capital. Effective February 1, 2005, we acquired three hospitals with a total of 657 licensed beds. The three acquired hospitals were: Venice Hospital, a 312-bed hospital in Venice, Florida; St. Joseph’s Hospital, a 212-bed hospital in Port Charlotte, Florida; and St. Mary’s Hospital, a 133-bed hospital in Norton, Virginia.

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

Acquisitions Subsequent to September 30, 2005. Effective December 1, 2005, we acquired Gilmore Memorial Hospital, a 95-bed general acute care hospital in Amory, Mississippi. The cash paid for this acquisition was approximately $46.6 million for property, plant and equipment and other non-current assets and approximately $7.1 million for working capital. Effective January 1, 2006, we acquired Barrow Community Hospital, a 56-bed general acute care hospital in Winder, Georgia. The cash paid for this acquisition was approximately $33.2 million for property, plant and equipment and other non-current assets and approximately $2.1 million for working capital. Effective February 1, 2006, we acquired an 80% ownership interest in Orlando Regional St. Cloud Hospital, an 84-bed general acute care hospital in St. Cloud, Florida. Orlando Regional Healthcare, a not-for-profit organization, retained a 20% ownership interest in the hospital. The purchase price for the 80% controlling interest in Orlando Regional St. Cloud Hospital was approximately $38.2 million.

Pending Acquisition and Other. On January 24, 2006, we announced the signing of a definitive agreement to acquire Cleveland Clinic – Naples Hospital, an 83-bed general acute care hospital in Naples, Florida. We expect that this transaction will close on or before June 30, 2006. During February 2006, we terminated all negotiations to acquire St. Joseph Hospital in Augusta, Georgia and we withdrew our previously announced non-binding offer to purchase such hospital.

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

The operating results of the hospitals acquired on or before December 31, 2005 have been included in our interim condensed consolidated financial statements from the date of each respective acquisition. The following combined pro forma financial information provides that (i) for purposes of the three months ended December 31, 2004, acquisitions subsequent to September 30, 2004 were effected as if they had closed on October 1, 2004 and (ii) for purposes of the three months ended December 31, 2005, acquisitions subsequent to September 30, 2005 were effected as if they had closed on October 1, 2005.

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

On November 10, 2005, FASB Staff Position FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, (“FIN 45-3”) was issued. FIN 45-3 requires that a guarantor apply the recognition, measurement and disclosure provisions of FIN 45 to guarantees granted to a business or its owners that the revenue of the business (or a specific portion of the business) for a specified period of time would be at least a specified minimum amount (i.e., a minimum revenue guarantee). One example cited in FIN 45-3 involves a guarantee provided by a health care entity to a non-employee physician in order to recruit such physician to move to the entity’s geographical area and establish a private practice. In the example, the health care entity also agreed to make payments to the relocated physician if the gross revenue or gross receipts generated by the physician’s new practice during a specified time period did not equal or exceed predetermined monetary thresholds. Because this example and another one in FIN 45-3 are similar to certain of our physician recruitment and physician group professional services arrangements (one of which is described above), they fall under the purview of FIN 45-3. This new accounting guidance applies to all new minimum revenue guarantees issued or modified on or after the beginning of the first quarter following November 10, 2005. Retroactive application of FIN 45-3 is not permitted. We believe that the adoption of FIN 45-3 will increase our diluted earnings per share by approximately $0.02 during the year ending December 31, 2006.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Long-Term Debt

At December 31, 2005 and September 30, 2005, the outstanding balances under our revolving credit agreement were $255.0 million and $60.0 million, respectively. As of April 3, 2006, there was $540.0 million outstanding thereunder. The incremental borrowings through April 3, 2006 were primarily attributable to our satisfaction of certain convertible debt put obligations discussed below.

On January 30, 2006, the holders of approximately $317.3 million in principal face value Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”) exercised their January 28, 2006 put option to require us to repurchase their New 2022 Notes. As a result thereof, we were obligated to repurchase such New 2022 Notes on January 31, 2006 at their accreted amount (i.e., approximately $275.9 million). We were not required to repurchase approximately $12.7 million in principal face value of the New 2022 Notes and, accordingly, such notes remain outstanding. In connection with the New 2022 Note repurchase, we wrote off approximately $4.6 million of deferred financing costs during the three months ended March 31, 2006.

Pursuant to a Limited Consent, dated February 22, 2006, we increased the amount available under our credit agreement from $600.0 million to $750.0 million. The credit agreement, as amended by the Limited Consent, allows us to borrow, on a revolving unsecured basis, up to $750.0 million (including standby letters of credit). No other terms, provisions or conditions of the credit agreement were modified by the Limited Consent.

As a result of the aforementioned New 2022 Note put rights, similar unilateral put rights available to the holders of the 2023 Notes on August 1, 2006 and the provisions of SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, all of the amounts outstanding under the New 2022 Notes and the 2023 Notes are initially characterized as current liabilities. However, the availability of our long-term credit agreement and our intent to utilize certain proceeds therefrom to satisfy a portion of the put obligations results in the reclassification of $290.0 million from the current portion of long-term debt to long-term liabilities. Such amount represents our best estimate of the minimum balance expected to be available under the credit agreement (before consideration of the convertible debt put obligations and the aforementioned increase in the amount available under our credit agreement) at all times during the year ending December 31, 2006. Our analysis considered other projected uses of the proceeds from the credit facility (e.g., acquisitions, capital expenditures, etc.). The corresponding amount that was reclassified from short-term to long-term at September 30, 2005 was $240.0 million.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Discontinued Operations (continued)

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Contingencies (continued)

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

Physician and Physician Group Guarantees. As more fully discussed at Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1, we adopted the accounting and financial reporting provisions of Financial Accounting Standards Board Staff Position FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, on January 1, 2006. We believe that the adoption of this new accounting guidance will increase our diluted earnings per share by approximately $0.02 during the year ending December 31, 2006.

2006 Period Compared to the 2005 Period

The following tables summarize our results of operations for the 2006 Period and the 2005 Period (unaudited):

	Three months ended December 31,
	2005		2004
	Amounts	Percent of Total Revenue	Amounts		Percent of Total Revenue
	(in thousands)		(in thousands)
Total revenue	$936,503	100.0%	$814,938		100.0%

Costs and expenses:
Salaries and expenses	376,660	40.2	322,485		39.6
Supplies and other	289,246	30.9	244,946		30.1
Provision for doubtful accounts	81,107	8.7	61,841		7.6
Depreciation and amortization	41,528	4.4	36,277		4.4
Rent expense	19,179	2.0	16,726		2.0
Interest, net	4,229	0.5	3,217		0.4

Total costs and expenses	811,949	86.7	685,492		84.1

Income from continuing operations before minority interests and income taxes	124,554	13.3	129,446		15.9
Minority interests in earnings of consolidated entities	(401)	—	(662)		(0.1)

Income from continuing operations before income taxes	124,153	13.3	128,784		15.8
Provision for income taxes	(48,284)	(5.2)	(49,298)		(6.0)

Income from continuing operations	$75,869	8.1%	$79,486		9.8%

	Three months ended December 31,		Change		Percent Change
	2005	2004
Same Hospitals
Occupancy	43.8%	44.8%	(100	) bps*	n/a
Patient days	295,408	300,366	(4,958)		(1.7)%
Admissions	69,550	70,671	(1,121)		(1.6)%
Adjusted admissions	115,896	115,812	84		0.1%
Total surgeries	61,973	60,728	1,245		2.1%
Outpatient revenue percentage	48.5%	46.7%	180	bps	n/a
Inpatient revenue percentage	51.5%	53.3%	(180	) bps	n/a

Total Hospitals
Occupancy	43.9%	45.9%	(200	) bps	n/a
Patient days	333,940	315,105	18,835		6.0%
Admissions	75,590	70,760	4,830		6.8%
Adjusted admissions	125,934	115,827	10,107		8.7%
Total surgeries	67,243	60,728	6,515		10.7%
Outpatient revenue percentage	48.4%	46.4%	200	bps	n/a
Inpatient revenue percentage	51.6%	53.6%	(200	) bps	n/a

*	basis points

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

Days Sales Outstanding

At the beginning of each fiscal year, we announce a number of financial and quality objectives for such fiscal year, including days sales outstanding, or DSO. Our DSO is calculated by dividing quarterly net patient service revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable. Our DSO at December 31, 2005 was 69 days, which compares favorably to 71 days at December 31, 2004 and is within our published DSO objective range.

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

Capital Resources

Credit Facilities

We currently have a credit agreement with a syndicate of banks that expires on May 14, 2009. The credit agreement allows us to borrow, on a revolving unsecured basis, up to $750.0 million (including standby letters of credit). The credit agreement requires our subsidiaries (other than certain exempted subsidiaries) to guarantee the borrowings thereunder in the event our credit rating falls below certain thresholds. Under the credit agreement, we can elect whether the interest rate we pay is based on the prime rate or the LIBOR rate. Our effective interest rate includes a spread above the base rate we select and is subject to modification if our debt rating changes. Such effective interest rate and our credit availability under the credit agreement (prior to the credit agreement modification discussed below) at December 31, 2005 were 4.79% and $345.0 million, respectively.

During February 2006, we utilized a provision in the credit agreement that permitted us to increase our overall unsecured borrowing availability from $600.0 million to $750.0 million. Subsequent to December 31, 2005, we borrowed incremental amounts aggregating $285.0 million under the credit agreement (primarily for certain convertible debt put obligations discussed below), thereby reducing our availability to $210.0 million as of April 3, 2006. We are reviewing other long-term financing alternatives that would allow us to reduce the amounts outstanding under the credit agreement. In this regard, we are considering long-term debt instruments with maturity dates beyond the expiration date of our credit agreement.

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

In connection with the New 2022 Note repurchase, we wrote off approximately $4.6 million of deferred financing costs, which adversely impacted our diluted earnings per share by approximately $0.01 during the quarter ended March 31, 2006.

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

Standby Letters of Credit

At December 31, 2005, we maintained approximately $69.6 million of standby letters of credit in favor of third parties with various expiration dates through October 1, 2006. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, amounts available under our revolving credit agreement.

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

A number of hospital renovation and/or expansion projects were underway at December 31, 2005. We do not believe that any of these projects are individually significant or that they represent, in the aggregate, a significant commitment of our resources. Specifically, we completed construction of our replacement hospital in Carlisle, Pennsylvania in January 2006 and we plan to open our new Collier Regional Medical Center in Naples, Florida, which is currently under construction, in January 2007. Within the next year, we anticipate that we will spend approximately $100 million to $115 million for new and replacement hospital construction. Additionally, we are obligated to construct a new facility at our Monroe, Georgia location within the next three years; however, the cost for such project has not yet been determined.

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

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this transition report on Form 10-Q in order to reflect future events or developments.

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

Item 4. Controls and Procedures

(a) Evaluation Of Disclosure Controls And Procedures. Our Chief Executive Officer and Vice Chairman (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this transition report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Vice Chairman and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

(b) Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this transition report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

See Index to Exhibits beginning on page 26 of this transition report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: April 10, 2006	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10) Material Contracts

*10.1	Base compensation information for certain executive officers of the Company, previously filed on the Company’s Current Report on Form 8-K dated October 21, 2005, is incorporated herein by reference.

*10.2	Certain senior executive officer compensation information, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 7, 2005, is incorporated herein by reference.

*10.3	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated January 30, 2006, is incorporated herein by reference.

*10.4	Form of Restricted Stock Award Notice under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended, previously filed and included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, is incorporated herein by reference.

*10.5	Form of Trust Agreement for dividends paid with respect to restricted stock awards under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended, previously filed and included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, is incorporated herein by reference.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.