Form 10-Q
period 2006-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2006-05-10
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 5, 2006, 240,769,306 shares of the registrant’s Class A common stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Total revenue	$1,032,660	$908,159

Costs and expenses:
Salaries and benefits	405,783	353,684
Supplies and other	324,214	269,738
Provision for doubtful accounts	83,776	63,016
Depreciation and amortization	43,778	37,031
Rent expense	20,392	17,570
Interest, net	8,402	3,815
Write-off of deferred financing costs	4,628	—

Total costs and expenses	890,973	744,854

Income from continuing operations before minority interests and income taxes	141,687	163,305
Minority interests in earnings of consolidated entities	(658)	(899)

Income from continuing operations before income taxes	141,029	162,406
Provision for income taxes	(54,266)	(62,142)

Income from continuing operations	86,763	100,264
Income (loss) from discontinued operations, net of income taxes	450	(501)

Net income	$87,213	$99,763

Earnings per share:
Basic
Continuing operations	$0.36	$0.41
Discontinued operations	—	—

Net income	$0.36	$0.41

Diluted
Continuing operations	$0.36	$0.40
Discontinued operations	—	—

Net income	$0.36	$0.40

Dividends per share	$0.06	$0.04

Weighted average number of shares outstanding:
Basic	240,686	245,030

Diluted	243,420	248,888

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$134,623	$137,259
Accounts receivable, net	766,021	706,215
Supplies, prepaid expenses and other assets	143,568	183,278
Restricted funds	14,628	15,908
Deferred income taxes	2,738	—
Assets of discontinued operations	18,388	18,083

Total current assets	1,079,966	1,060,743

Property, plant and equipment	3,064,080	2,931,847
Accumulated depreciation and amortization	(890,051)	(846,884)

Net property, plant and equipment	2,174,029	2,084,963

Restricted funds	48,254	45,700
Goodwill	906,439	867,278
Deferred charges and other assets	69,984	96,854

Total assets	$4,278,672	$4,155,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,385	$195,522
Accrued expenses and other liabilities	243,342	211,000
Deferred income taxes	—	14,966
Current maturities of long-term debt and capital lease obligations	12,338	584,367

Total current liabilities	446,065	1,005,855

Deferred income taxes	143,287	131,112
Other long-term liabilities	87,352	86,053
Long-term debt and capital lease obligations, less current maturities	1,192,603	611,241
Minority interests in consolidated entities	54,591	46,229

Total liabilities	1,923,898	1,880,490

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 273,254 and 273,148 shares issued at March 31, 2006 and December 31, 2005, respectively	2,733	2,731
Accumulated other comprehensive income (loss), net of income taxes	131	(88)
Additional paid-in capital	585,383	578,654
Retained earnings	2,288,840	2,216,064

	2,877,087	2,797,361
Treasury stock, 32,500 shares of common stock, at cost	(522,313)	(522,313)

Total stockholders’ equity	2,354,774	2,275,048

Total liabilities and stockholders’ equity	$4,278,672	$4,155,538

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$87,213	$99,763
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	43,778	37,031
Provision for doubtful accounts	83,776	63,016
Stock-based compensation expense	4,814	900
Minority interests in earnings of consolidated entities	658	899
Gains on sales of property, plant and equipment, net	(1,629)	(76)
Write-off of deferred financing costs	4,628	—
Deferred income tax expense (benefit)	(5,529)	15,680
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(141,671)	(121,825)
Supplies, prepaid expenses and other assets	39,990	(1,630)
Deferred charges and other long-term assets	(6,906)	6,897
Accounts payable	3,959	20,381
Accrued expenses and other current liabilities	26,441	(30,531)
Other long-term liabilities	256	10,248
Equity compensation excess tax benefit	(19)	—
(Income) loss from discontinued operations, net	(450)	501

Net cash provided by continuing operating activities	139,309	101,254

Cash flows from investing activities:
Acquisitions, net of cash acquired and purchase price adjustments	(38,147)	(319,910)
Additions to property, plant and equipment	(95,240)	(66,860)
Proceeds from sales of property, plant and equipment	3,727	76
Increases in restricted funds, net	(2,704)	(7,347)

Net cash used in investing activities	(132,364)	(394,041)

Cash flows from financing activities:
Proceeds from long-term debt	285,000	181,713
Principal payments on debt and capital lease obligations	(279,010)	(15,000)
Proceeds from issuances of common stock	1,708	31,122
Cash distributions to minority shareholders	(1,896)	(363)
Equity compensation excess tax benefit	19	—
Payments of cash dividends	(14,437)	(8,964)

Net cash provided by (used in) financing activities	(8,616)	188,508

Net decrease in cash and cash equivalents before discontinued operations	(1,671)	(104,279)
Net increase (decrease) in cash and cash equivalents from discontinued operations:
Operating activities	(660)	467
Investing activities	(305)	(19)

Net decrease in cash and cash equivalents	(2,636)	(103,831)
Cash and cash equivalents at beginning of period	137,259	192,443

Cash and cash equivalents at end of period	$134,623	$88,612

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

1. Business, Basis of Presentation and Other

Health Management Associates, Inc. (“we,” “our” or “us”) and our subsidiaries provide health care services to patients in owned and leased facilities primarily in the southeastern and southwestern United States. At March 31, 2006, we operated 60 hospitals in 16 states, consisting of 58 general acute care hospitals with a total of 8,363 licensed beds and two psychiatric hospitals with a total of 182 licensed beds. At such date, eighteen and ten of our hospitals were located in Florida and Mississippi, respectively. See Notes 4 and 7 for information concerning pending acquisition and disposition activity, respectively.

Effective March 1, 2006, our Board of Directors approved a change in our fiscal year end from September 30 to December 31. This first Quarterly Report on Form 10-Q for our new fiscal year supplements our Transition Report on Form 10-Q for the three months ended December 31, 2005 that was previously filed with the Securities and Exchange Commission.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations.

The interim condensed consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 are unaudited; however, such interim financial statements reflect all adjustments (only consisting of those of a normal recurring nature) which are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Due to the seasonal nature of our business, among other things, our results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Total comprehensive income for the three months ended March 31, 2006 was approximately $87.4 million. The sole difference between net income and total comprehensive income relates to the after-tax effects of changes in unrealized gains and losses on available-for-sale securities.

Certain amounts in the interim condensed consolidated financial statements have been reclassified in the prior year to conform to the current year presentation.

2. Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which supersedes SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS No. 123(R) is similar to SFAS No. 123; however, SFAS No. 123(R) requires that the fair value of all share-based payments to employees, including awards of employee stock options, be measured on their grant date and either recognized as expense in the income statement over the requisite service period or, if appropriate,

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

capitalized and amortized. Pro forma disclosure of the effects of stock-based compensation, as previously provided under SFAS No. 123, is no longer permitted. Additionally, SFAS No. 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow item rather than as an operating cash flow item (i.e., a reduction of income taxes paid).

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

On November 10, 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative (and simplified) method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R). Among other things, Staff Position No. 123(R)-3 also provides guidance on how to present excess tax benefits in statements of cash flows when the alternative pool calculation is used. This new guidance became effective upon its issuance; however, companies can generally make a one-time election to adopt the transition method in Staff Position No. 123(R)-3 up to one year from the later of (i) initial adoption of SFAS No. 123(R) or (ii) November 10, 2005. If a company elects to adopt the alternative method after it has already issued financial statements pursuant to the provisions of SFAS No. 123(R), such adoption would be considered a change in accounting principle. We continue to evaluate Staff Position No. 123(R)-3 and, accordingly, we have not yet determined whether we will elect the alternative method thereunder.

Prior to October 1, 2005, we elected to utilize the intrinsic value method, as prescribed by APB Opinion No. 25, to account for our stock-based compensation arrangements. Because all employee and director stock options that were granted had an exercise price equal to the market price of the underlying stock on the date of grant, no stock option compensation expense was previously recognized pursuant to the provisions of APB Opinion No. 25.

General. In recent years, we have utilized our 1996 Executive Incentive Compensation Plan to grant non-qualified stock options and award other stock-based compensation to our key employees. The non-employee members of our Board of Directors were historically granted non-qualified stock options pursuant to our Stock Option Plan for Outside Directors. At our annual meeting of stockholders on February 21, 2006, our stockholders approved the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan. Such plan provides for annual issuances of restricted stock awards to the outside directors on our Board of Directors.

There are approximately 35.3 million shares of common stock authorized for stock options and other stock-based compensation under all of our employee and director stock-based plans (approximately 7.7 million shares remained available for award at March 31, 2006). Generally, our policy is to issue new common shares to satisfy stock option exercises and other stock-based compensation arrangements. If an award granted under one of our stock-based plans is forfeited, expires, terminates or is otherwise cancelled without delivery of common shares to the plan participant, then such shares will become available again under those plans for the benefit of employees and directors.

Compensation expense for the stock-based arrangements described below, which is recorded in salaries and benefits in the consolidated statements of income, was approximately $4.8 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively. We have not capitalized any stock-based compensation amounts. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally aligned with the underlying stock-based award’s vesting period. For stock-based arrangements with performance conditions as a prerequisite to vesting, compensation expense is not recognized until it is probable that the corresponding performance condition will be achieved. Stock-based compensation expense during the three months ended March 31, 2006 and 2005 resulted in income tax benefits of approximately $1.8 million and $0.3 million, respectively, that have been recognized in the consolidated statements of income. Accordingly, the after-tax impact of compensation expense from all stock-based plans for the three months ended March 31, 2006 was approximately $3.0 million, or $0.01 for both basic and diluted earnings per share.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

Cash receipts from all of our stock-based plans during the three months ended March 31, 2006 and 2005 were approximately $1.7 million and $31.1 million, respectively. The corresponding realized income tax benefits, as well as those benefits pertaining to deferred stock and restricted stock awards for which we receive no cash proceeds upon issuance of the underlying common stock, were approximately $0.2 million and $9.3 million, respectively. In accordance with the provisions of SFAS No. 123(R), approximately $19,000 of the income tax benefit for the three months ended March 31, 2006 was deemed to be an excess tax benefit and was reclassified to a financing activity in the condensed consolidated statement of cash flows. The pro forma amount of operating cash flows during the three months ended March 31, 2005 for such excess tax benefit under an SFAS No. 123(R) model approach was approximately $0.8 million; however, such amount has not been reclassified in the condensed consolidated statement of cash flows.

Stock Options. All employee stock options have ten year terms and vest 25% on each grant anniversary date over four years of continued employment. The stock options granted to our non-employee members of the Board of Directors have ten year terms and vest 25% on each grant anniversary date. Information regarding stock option activity for our stock-based compensation plans, inclusive of participants from discontinued operations, is summarized as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Values
	(in thousands)			(in thousands)
Outstanding options at January 1, 2006	11,321	$17.18
Granted	300	21.53
Exercised	(106)	16.13
Terminated	(22)	21.59

Outstanding options at March 31, 2006	11,493	17.29	5.1	$51,796

Exercisable options at March 31, 2006	8,290	$15.80	4.1	$48,463

Options vested or expected to vest at March 31, 2006	11,306	$17.22	5.1	$51,685

The aggregate intrinsic values of stock options exercised during the three months ended March 31, 2006 and 2005 were $0.6 million and $24.2 million, respectively.

The following table summarizes information regarding our outstanding and exercisable stock options at March 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$8.25 - $12.13	1,539,313	4.1	$11.99	1,539,313	$11.99
12.72	1,452,625	1.1	12.72	1,452,625	12.72
13.00 - 16.60	2,746,375	4.3	15.08	2,746,375	15.08
18.56 - 21.25	2,643,185	6.7	19.17	1,367,310	19.36
21.53	300,000	9.9	21.53	—	—
21.63 - 24.75	2,811,750	6.6	22.50	1,184,250	22.08

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

During the three months ended March 31, 2006, we recognized approximately $3.1 million of compensation expense attributable to stock option awards (no such amount was recorded during the three months ended March 31, 2005). Such expense was predicated on the estimated fair value of stock option awards as determined pursuant to either our previous SFAS No. 123 pro forma disclosure computations or, for awards granted after September 30, 2005, a valuation pursuant to a stock option pricing model. At March 31, 2006, there was approximately $19.0 million of unrecognized compensation cost attributable to non-vested employee and director stock option compensation awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 2.1 years. The aggregate fair values of stock options that vested during each of the three months ended March 31, 2006 and 2005 were not significant.

Fair value for the sole stock option award during the three months ended March 31, 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) risk-free interest rate of 4.50%; (ii) dividend yield of 1.0%; (iii) volatility factor of the expected market price of our common stock of 0.300; and (iv) weighted average expected life of the option of five years. The expected stock price volatility factor is derived using daily or weekly historical market price data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on five-year United States Treasury Notes on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The fair value of the sole option award granted during the three months ended March 31, 2006 was approximately $2.0 million ($6.71 per stock option).

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including, among other things, our expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single fair value measure for our employee stock options.

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair values of stock options were determined using a Black-Scholes option valuation model and were amortized to expense on a straight-line basis over the underlying option’s vesting period. Our pro forma information for the three months ended March 31, 2005, which is not recorded in the interim condensed consolidated financial statements, is as follows (in thousands, except per share data):

Net income, as reported	$99,763
Deduct: Incremental stock-based employee compensation expense determined under a fair value method, net of related income taxes	(2,965)

Pro forma net income	$96,798

Pro forma net income per share:
Basic – as reported	$0.41
Basic – pro forma	0.40
Diluted – as reported	0.40
Diluted – pro forma	0.39

Deferred Stock and Restricted Stock Awards. Deferred stock is a right to receive shares of common stock upon the fulfillment of specified conditions (our condition is generally continuous employment). At the completion of the vesting period, common stock is issued to the participating employee. We provide deferred stock to our key employees through contingent stock incentive awards that either vest 25% on each grant anniversary date or 100% on the fourth grant anniversary date (i.e., “cliff” vesting).

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

Restricted stock represents shares of common stock that preserve the incidents of ownership for the holder but are subject to restrictions on transfer and risk of forfeiture until fulfillment of specified conditions. Historically, we did not use restricted stock awards as a means of providing incentive compensation and/or retaining key individuals; however, during the three months ended March 31, 2006 we granted 345,000 shares and 24,500 shares of restricted stock to our senior executive officers and outside directors on our Board of Directors, respectively. In addition to requiring continuous service as an employee, the annual vesting of the senior executive officer restricted stock awards requires the satisfaction of certain conditions, which relate to our pre-tax earnings, return on stockholders’ equity, net patient service revenue growth and common stock price. If these conditions are satisfied, the awards will vest 25% at the conclusion of each of our next four years (commencing with December 31, 2006). The outside directors’ awards will vest in equal installments on January 1, 2007, 2008, 2009 and 2010.

Information regarding deferred stock and restricted stock award activity for our stock-based compensation plans, inclusive of participants from discontinued operations, is summarized as follows:

	Shares		Weighted Average Grant Date Fair Values
	Deferred Stock	Restricted Stock	Deferred Stock	Restricted Stock
Balance at January 1, 2006 (non-vested)	1,380,115	—	$22.83	$—
Granted	2,500	369,500	21.21	20.82
Vested	—	—	—	—
Forfeited	(2,145)	—	22.99	—

Balance at March 31, 2006 (non-vested)	1,380,470	369,500	22.83	20.82

There were no shares issued under our deferred stock or restricted stock programs during the three months ended March 31, 2006 and 2005.

During the three months ended March 31, 2006 and 2005, we recognized approximately $1.7 million and $0.9 million, respectively, of compensation expense attributable to deferred stock and restricted stock awards. Except for awards that require the attainment of certain predetermined market prices of our common stock as a vesting requirement (i.e., a market condition), compensation expense is predicated on the fair value (i.e., market price) of the underlying stock on the date of grant. For awards with a market condition, we utilize a lattice valuation model to determine the fair values thereof; however, such awards had a nominal financial impact on our operating results for the three months ended March 31, 2006.

At March 31, 2006, there was approximately $23.5 million of unrecognized compensation cost attributable to non-vested deferred stock and restricted stock awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 3.2 years.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Earnings Per Share (continued)

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Numerators:
Income from continuing operations	$86,763	$100,264
Effect of convertible debt interest expense	—	1

Numerator for diluted earnings per share from continuing operations	86,763	100,265
Income (loss) from discontinued operations, net	450	(501)

Numerator for diluted earnings per share (net income)	$87,213	$99,764

Denominators:
Denominator for basic earnings per share – weighted average outstanding shares	240,686	245,030
Effect of dilutive securities:
Stock options and other stock-based compensation	2,728	3,852
Convertible debt	6	6

Denominator for diluted earnings per share	243,420	248,888

Earnings per share:
Basic
Continuing operations	$0.36	$0.41
Discontinued operations	—	—

Net income	$0.36	$0.41

Diluted
Continuing operations	$0.36	$0.40
Discontinued operations	—	—

Net income	$0.36	$0.40

4. Acquisitions

2005 Acquisitions. Effective February 1, 2005, we acquired three hospitals with a total of 657 licensed beds. The three acquired hospitals were: Venice Hospital, a 312-bed hospital in Venice, Florida; St. Joseph’s Hospital, a 212-bed hospital in Port Charlotte, Florida; and St. Mary’s Hospital, a 133-bed hospital in Norton, Virginia. The aggregate cash paid for this acquisition was approximately $251.4 million for property, plant and equipment and other non-current assets and approximately $36.6 million for working capital. Effective April 1, 2005, we acquired Bartow Memorial Hospital, a 56-bed hospital in Bartow, Florida. The cash paid for this acquisition was approximately $31.9 million for property, plant and equipment and other non-current assets and approximately $0.8 million for working capital. Effective December 1, 2005, we acquired Gilmore Memorial Hospital, a 95-bed general acute care hospital in Amory, Mississippi. The cash paid for this acquisition was approximately $46.6 million for property, plant and equipment and other non-current assets and approximately $7.1 million for working capital.

2006 Acquisitions. Effective January 1, 2006, we acquired Barrow Community Hospital, a 56-bed general acute care hospital in Winder, Georgia. The cash paid for this acquisition was approximately $33.2 million for property, plant and equipment and other non-current assets and approximately $2.1 million for working capital. Effective February 1, 2006, we acquired an 80% ownership interest in Orlando Regional St. Cloud Hospital, an 84-bed general acute care hospital in St. Cloud, Florida. Orlando Regional Healthcare, a not-for-profit organization, retained a 20% ownership interest in the hospital. The purchase price for the 80% controlling interest in Orlando Regional St. Cloud Hospital was approximately $38.1 million. Additionally, effective May 1, 2006 we acquired Cleveland Clinic-Naples Hospital, an 83-bed general acute care hospital in Naples, Florida, and a vacant land parcel near such hospital. The aggregate cash paid for this acquisition was approximately $125.5 million for property, plant and equipment and other non-current assets and approximately $1.9 million for supply inventories.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Acquisitions (continued)

Pending Acquisition. On April 17, 2006, we announced the signing of a definitive agreement to acquire Gulf Coast Medical Center, a 189-bed general acute care hospital in Biloxi, Mississippi. We expect that this transaction will close on or before July 1, 2006.

General. The completed and pending acquisitions described above are in furtherance of that portion of our business strategy that calls for us to acquire hospitals in rural and non-urban areas of 30,000 to 400,000 people, primarily in the southeastern and southwestern United States. The transactions that closed on or before March 31, 2006 were accounted for using the purchase method of accounting. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition dates. We regularly utilize an independent third party valuation specialist to help determine the fair values of certain assets underlying our acquisitions. In certain instances, purchase price allocations are subject to refinement upon finalization of such third party appraisals and final settlements of working capital accounts. As a result of the acquisitions that closed on or before March 31, 2006, we recorded goodwill (most of which is expected to be tax deductible) because the final negotiated purchase prices exceeded the net tangible and intangible assets acquired.

Acquisitions are generally financed using a combination of available cash on hand and borrowings under our revolving credit facility. We seek to recover our acquisition-related cash investments within four to five years by expanding and enhancing the services provided and achieving significant improvements in the operating performance of the acquired facilities.

The operating results of the hospitals acquired on or before March 31, 2006 have been included in our interim condensed consolidated financial statements from the date of each respective acquisition. The following combined pro forma financial information provides that (i) for purposes of the three months ended March 31, 2005, acquisitions completed subsequent to December 31, 2004 were effected as if they had closed on January 1, 2005 and (ii) for purposes of the three months ended March 31, 2006, acquisitions completed subsequent to December 31, 2005 were effected as if they had closed on January 1, 2006.

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Total revenue	$1,060,465	$987,656
Net income	88,723	98,897
Net income per share – basic	$0.37	$0.40
Net income per share – diluted	0.36	0.40

No effect has been given to cost reductions or operating efficiencies in the table above. Accordingly, the combined pro forma financial information is for comparative purposes only and is not necessarily indicative of the results that we would have obtained if the acquisitions had occurred at the beginning of the periods presented or that may occur in the future.

5. Recent Accounting Pronouncements

Physician and Physician Group Guarantees. We have committed to provide certain financial assistance pursuant to recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that our hospitals serve. For example, when relocating a physician to a community where one of our hospitals is located, we may advance money to such physician in order to assist him or her establish a private practice. Any amount advanced under these recruiting agreements during the commitment period is considered to be a loan. Provided that the physician continues to practice in the community, the loan is generally forgiven on a pro rata basis over a period of 12 to 24 months. At March 31, 2006, we were committed to non-cancelable guarantees of approximately $13.3 million pursuant to various physician and physician group arrangements. The actual amounts advanced will depend upon the financial results of each physician’s or physician group’s private practice during the contractual measurement period, which generally does not exceed one year.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Recent Accounting Pronouncements (continued)

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

FIN 45-3 applies to all of our minimum revenue guarantees issued or modified after December 31, 2005. Retroactive application of FIN 45-3 is not permitted. Accordingly, for contracts or contract modifications executed on or before December 31, 2005, we expense physician and physician group advances as they are paid over the commitment period. For contracts and contract modifications executed thereafter, we capitalize our estimated guarantee costs at the inception of the contract or the date of the contract modification. We then amortize such costs over the remaining life of the contract, including, if applicable, the physician retention period. Our estimated guarantee cost liabilities are predicated on historical payment patterns, industry trends and the related hospital’s regional economic conditions, as well as our evaluation of the facts and circumstances germane to the individual contract/modification under review. There can be no assurances that these estimates will be adequate to provide for our guarantee costs. Adjustments to our estimated liabilities are recognized in the consolidated financial statements in the period that the change in estimate is identified. We believe that the estimated liabilities for physician and physician group guarantees that are recorded in our balance sheet (aggregating approximately $1.7 million at March 31, 2006) are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates. If the costs of these programs exceed our estimates, the liabilities could be materially adversely affected.

Our adoption of FIN 45-3 did not have a material impact on our financial position or results of operations as of and for the three months ended March 31, 2006; however, we estimate that the adoption of this accounting guidance will increase our diluted earnings per share up to $0.02 during the year ending December 31, 2006.

Other Accounting Pronouncements and Guidance. On December 15, 2003, the FASB issued an Exposure Draft entitled Earnings Per Share, an Amendment of FASB Statement No. 128 (the “Amendment”), which requires, in part, that for contracts that can be settled in either cash or shares, issuing entities should assume share settlement for purposes of calculating diluted earnings per share. In conjunction with the Amendment, the FASB determined that retroactive restatement of earnings per share was not required for contracts appropriately modified to eliminate share settlement prior to December 31, 2004. The Amendment was originally proposed to be effective for reporting periods that ended after December 15, 2004. However, the Amendment was subsequently incorporated into a broader FASB Exposure Draft on earnings per share that was issued for comment on September 30, 2005 (comments were due on or before November 30, 2005). As more fully discussed at Note 3 to the consolidated financial statements included with our Annual Report on Form 10-K for the year ended September 30, 2005, we took certain actions with respect to our Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”) and our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”) to prevent the common stock underlying such notes from being immediately included in diluted earnings per share calculations.

On September 30, 2004, the Emerging Issues Task Force affirmed its previous consensus regarding Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. Issue 04-8 requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the applicable convertible debt instrument has been met. Issue 04-8 became effective for reporting periods that ended after December 15, 2004. As more fully discussed at Note 3 to the consolidated financial statements included with our Annual Report on Form 10-K for the year ended September 30, 2005, we took certain actions with respect to the 2022 Notes and the 2023 Notes to prevent the common stock underlying such notes from being immediately included in diluted earnings per share calculations.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Long-Term Debt

At March 31, 2006 and December 31, 2005, the outstanding balances under our revolving credit agreement were $540.0 million and $255.0 million, respectively. As of May 5, 2006, $240.0 million was outstanding thereunder. The decrease in our outstanding credit agreement balance subsequent to March 31, 2006 was primarily due to the utilization of the net proceeds from our sale of 6.125% Senior Notes due 2016 (the “Senior Notes”), which are described in further detail below, to repay a portion of such outstanding balance, offset by new borrowings to fund our Cleveland Clinic-Naples Hospital acquisition (see Note 4).

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

On January 30, 2006, the holders of approximately $317.3 million in principal face value Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”) exercised their January 28, 2006 put option to require us to repurchase their New 2022 Notes. As a result thereof, we were obligated to repurchase such New 2022 Notes on January 31, 2006 at their accreted amount (i.e., approximately $275.9 million). The holders of approximately $12.7 million in principal face value New 2022 Notes did not require us to repurchase their notes and, accordingly, such notes remain outstanding. The holders of the remaining New 2022 Notes may require us to repurchase such notes for their accreted value on January 28, 2007. In connection with the January 2006 New 2022 Note repurchase, we wrote off approximately $4.6 million of deferred financing costs during the three months ended March 31, 2006.

On April 21, 2006, we completed an underwritten public offering of $400.0 million of our Senior Notes, which are unsecured obligations that rank equally in priority with our credit agreement. The Senior Notes are expressly senior in right of payment to the 2022 Notes, the New 2022 Notes and the 2023 Notes. Exclusive of transaction-related expenses, the sale of the Senior Notes resulted in our receipt of net proceeds approximating $396.3 million, which we utilized to repay a portion of the balance outstanding under our credit agreement. The Senior Notes mature on April 15, 2016 and bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2006.

If any of our subsidiaries are required to issue a guaranty in favor of the lenders under our credit facility (in accordance with the terms thereof) or under any other credit facility ranking equal with the Senior Notes, such subsidiaries will also be required, under the terms of the Senior Notes, to issue a guaranty for the benefit of the holders of the Senior Notes, on substantially the same terms and conditions as the guaranty issued to such other lender.

In connection with our public offering of the Senior Notes, we entered into an indenture on April 21, 2006. The Senior Notes (and such other debt securities that we may issue from time to time under the indenture) are subject to certain covenants, which include, among other things, limitations and restrictions on (i) the incurrence by us and our subsidiaries of debt secured by liens, (ii) the incurrence of debt by our subsidiaries, (iii) sale and lease-back transactions and (iv) certain consolidations, mergers and transfers of assets. Each of the aforementioned limitations and restrictions are subject to certain contractual exceptions. The indenture also contains customary events of default and related cure provisions. The indenture was included as Exhibit 4.1 to our Current Report on Form 8-K dated April 18, 2006.

Pursuant to the provisions of SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, approximately $572.0 million of the New 2022 Notes and the 2023 Notes were classified as current liabilities at December 31, 2005. As a result of the increased availability under our long-term credit agreement and our public offering of the Senior Notes, none of the amounts attributable to our potential long-term debt repurchase obligations were classified as current liabilities at March 31, 2006.

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

	Three Months Ended March 31,
	2006	2005
Total revenue	$10,849	$9,289

Costs and expenses:
Salaries and benefits	4,781	4,602
Provision for doubtful accounts	1,866	1,557
Depreciation and amortization	—	311
Other operating expenses	3,473	3,669

Total operating expenses	10,120	10,139

Income (loss) before income taxes	729	(850)
Income tax (expense) benefit	(279)	349

Income (loss) from discontinued operations	$450	$(501)

The major classes of assets of discontinued operations in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2006	December 31, 2005
Property, plant and equipment, net	$12,893	$12,588
Goodwill	5,495	5,495

Total assets of discontinued operations	$18,388	$18,083

8. Insurance Claims

In late August 2005, Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama and caused substantial damage to residential and commercial properties in Mississippi, where we own and operate a number of hospitals. The property damage caused by Hurricane Katrina at our hospitals was not substantial and, therefore, did not have a significant effect on our consolidated results of operations. However, we cannot predict the long-term effect that the damage caused by Hurricane Katrina will have on our patients, payors and vendors or the local economies in Mississippi and other impacted areas. Additionally, during the quarter ended September 30, 2004 four hurricanes and one tropical storm made landfall in Florida, where we own and operate a number of hospitals. Hurricane damage and disruption to our hospitals in the affected areas, as well as to employees’ homes, local businesses and physicians’ offices, was extensive. One of our hospitals in South Carolina also suffered hurricane-related damage during such period.

The interim condensed consolidated financial statements for the three months ended March 31, 2005 include approximately $2.6 million of revenue attributable to recoveries under business interruption insurance policies for hurricane and storm-related claims. No business interruption insurance revenue was recorded during the three months ended March 31, 2006.

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

The above lawsuits are similar to other lawsuits filed against hospitals throughout the country regarding charges to uninsured patients. We believe that the billing and collection practices at all of our subsidiary hospitals are appropriate, reasonable and in compliance with all applicable laws, rules and regulations. Accordingly, we intend to vigorously defend our company and our subsidiaries against the allegations contained in the above lawsuits. As it is not possible to estimate the ultimate loss, if any, relative to such lawsuits, no loss accruals have been recorded for these matters at March 31, 2006 or December 31, 2005.

We are also a party to various other legal actions arising out of the normal course of our businesses. We believe that the ultimate resolution of such actions will not have a material adverse effect on our financial position, results of operations or liquidity. Nevertheless, due to uncertainties inherent in litigation, the ultimate disposition of these actions cannot be presently determined.

10. Subsequent Event

On May 2, 2006, we announced that our Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock, payable on June 5, 2006 to stockholders of record at the close of business on May 12, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

At March 31, 2006, we operated 58 general acute care hospitals and two psychiatric hospitals in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia.

Unless specifically indicated otherwise, the following discussion excludes Williamson Memorial Hospital in Williamson, West Virginia. The operations of such hospital during the three months ended March 31, 2006 and 2005 were not material to our consolidated results of operations. We anticipate a disposition of this hospital to occur, via a sale, no later than September 30, 2006. See Note 7, Discontinued Operations, to the Interim Condensed Consolidated Financial Statements in Item 1.

During the three months ended March 31, 2006, which we refer to as the 2006 Period, we experienced total revenue growth over the three months ended March 31, 2005, which we refer to as the 2005 Period, of approximately 13.7%. However, consolidated net income and net income per diluted share decreased by 12.6% and 9.8%, respectively, during the 2006 Period when compared to the 2005 Period. Enhanced 2006 Period total revenue resulted from the inclusion of revenue from hospitals acquired after December 31, 2004 and favorable case mix trends, as well as an increase in net patient service revenue from improvements in surgical volume and reimbursement rates. Offsetting the gains in total revenue during the 2006 Period, and ultimately causing a year-over-year reduction in net income, were incremental costs pertaining to a new accounting pronouncement for stock-based compensation, higher levels of uncompensated care, an unfavorable net impact from hurricane and storm activity and lower occupancy rates. Also adversely impacting net income during the 2006 Period were increased costs for utilities, professional fees (i.e., predominately non-employed temporary physicians and physician on call charges), physician recruitment and repairs and maintenance.

At our hospitals that were in operation during all of the 2006 Period and the 2005 Period, which we refer to as same hospitals, surgeries increased 3.3%; however, we experienced corresponding same hospital admission and emergency room visit declines of 2.1% and 3.5%, respectively. These declines are primarily attributable to milder winter months during the 2006 Period when compared to the 2005 Period and an approximate 17% decrease in upper respiratory cases. We believe that our adherence to the acquisition criteria we have strictly followed for many years, whereby we acquire hospitals in growing non-urban areas and in areas where we believe the opportunity to reverse outmigration to other hospitals exists, will ultimately be successful. Furthermore, our hospitals continue to add physicians to their medical staffs and medical equipment to their hospitals in order to meet the needs of the communities they serve. We believe that, over time, these investments, coupled with improved demographics, will yield increased hospital surgeries, emergency room visits and admissions.

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our total revenue during the 2006 Period and the 2005 Period generated on an outpatient basis. We continue to improve our emergency room and diagnostic imaging services to meet the needs of the communities we serve and have invested capital in nearly every one of our hospitals during the last five years in one of these two areas. As a result of this continuous focus and notwithstanding a decline in same hospital admission activity, our same hospital 2006 Period adjusted admissions, which adjusts admissions for outpatient volume, only declined by 0.1% when compared to the 2005 Period.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. This general industry trend has also affected us, with our self-pay hospital admissions as a percentage of total admissions increasing to approximately 6.5% during the 2006 Period, as compared to 6.0% during the 2005 Period. Notwithstanding this unfavorable historical trend, we experienced a 50 basis point same hospital decline in self-pay admissions as a percentage of total admissions when comparing the 2006 Period to the three months ended December 31, 2005. We continually evaluate our policies and programs in light of these trends and other information available to us and consider changes or modifications to our policies as circumstances warrant.

As a result of the increased prevalence of uninsured and underinsured patients, our provision for doubtful accounts during the 2006 Period grew 120 basis points to 8.1% of total revenue compared to 6.9% of total revenue in the 2005 Period. We believe that our provision for doubtful accounts as a percentage of total revenue is generally lower than our industry peer group average because our historical charity care and indigent policies have resulted in a higher percentage of uninsured patient accounts being treated as foregone/unrecognized revenue rather than as a component of the provision for doubtful accounts. However, more recently, in our attempt to pursue collection of amounts due from uninsured patient accounts that are at a higher multiple of the federal poverty level guidelines, such accounts are now more likely to remain in our accounts receivable for a longer period of time and be reserved in our provision for doubtful accounts.

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

The 2006 Period reflects the transitional effects of the modified prospective methodology for adopting SFAS No. 123(R); however, in accordance with such accounting pronouncement, the 2005 Period has not been restated. As a result of applying the principles of SFAS No. 123(R) and shifting from stock option awards to deferred stock and restricted stock awards (in some cases with performance and market conditions as a prerequisite to vesting) to provide incentive compensation and retain key individuals, stock-based compensation expense increased from approximately $0.9 million in the 2005 Period to $4.8 million in the 2006 Period. Additionally, at March 31, 2006 there was approximately $42.5 million of unrecognized compensation cost attributable to all of our stock-based plans and such amount is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 2.7 years.

Physician and Physician Group Guarantees. As more fully discussed at Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1, we adopted the accounting and financial reporting provisions of Financial Accounting Standards Board Staff Position FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, on January 1, 2006. Adoption of this new accounting guidance did not have a material impact on our financial position or results of operations during the 2006 Period; however, we estimate that the overall impact will be an increase in our diluted earnings per share of up to $0.02 during the year ending December 31, 2006.

2006 Period Compared to the 2005 Period

The following tables summarize our results of operations for the 2006 Period and the 2005 Period (unaudited):

	Three Months Ended March 31,
	2006		2005
	Amount	Percent of Total Revenue	Amount		Percent of Total Revenue
	(in thousands)		(in thousands)
Total revenue	$1,032,660	100.0%	$908,159		100.0%

Costs and expenses:
Salaries and expenses	405,783	39.3	353,684		39.0
Supplies and other	324,214	31.4	269,738		29.7
Provision for doubtful accounts	83,776	8.1	63,016		6.9
Depreciation and amortization	43,778	4.2	37,031		4.1
Rent expense	20,392	2.0	17,570		1.9
Interest, net	8,402	0.8	3,815		0.4
Write-off of deferred financing costs	4,628	0.4	—		—

Total costs and expenses	890,973	86.2	744,854		82.0

Income from continuing operations before minority interests and income taxes	141,687	13.8	163,305		18.0
Minority interests in earnings of consolidated entities	(658)	(0.1)	(899)		(0.1)

Income from continuing operations before income taxes	141,029	13.7	162,406		17.9
Provision for income taxes	(54,266)	(5.3)	(62,142)		(6.9)

Income from continuing operations	$86,763	8.4%	$100,264		11.0%

	Three Months Ended March 31,		Change		Percent Change
	2006	2005
Same Hospitals
Occupancy	50.2%	51.4%	(120	) bps*	n/a
Patient days	331,847	337,281	(5,434)		(1.6)%
Admissions	75,482	77,064	(1,582)		(2.1)%
Adjusted admissions	125,392	125,569	(177)		(0.1)%
Total surgeries	65,303	63,236	2,067		3.3%
Outpatient revenue percentage	49.3%	46.3%	300	bps	n/a
Inpatient revenue percentage	50.7%	53.7%	(300	) bps	n/a

Total Hospitals
Occupancy	49.7%	52.0%	(230	) bps	n/a
Patient days	382,497	359,930	22,567		6.3%
Admissions	84,451	79,116	5,335		6.7%
Adjusted admissions	140,172	131,277	8,895		6.8%
Total surgeries	72,525	66,953	5,572		8.3%
Outpatient revenue percentage	49.4%	46.0%	340	bps	n/a
Inpatient revenue percentage	50.6%	54.0%	(340	) bps	n/a

*	basis points

Our total revenue for the 2006 Period was $1,032.7 million as compared to $908.2 million for the 2005 Period. This change represents an increase of $124.5 million or 13.7%. Same hospitals provided approximately $56.2 million, or 45.1%, of the increase in total revenue as a result of increases in surgeries and reimbursement rates, as well as favorable case mix trends. Of the remaining $68.3 million increase in total revenue, (i) $67.7 million was attributable to three hospitals we acquired in February 2005 and individual hospitals we acquired in each of April 2005, December 2005, January 2006 and February 2006 and (ii) $0.6 million related to an increase in miscellaneous revenue.

Net patient service revenue per adjusted admission at our same hospitals increased 6.7% during the 2006 Period as compared to the 2005 Period. Contributing factors to such change included increased patient acuity and improvements in Medicare pricing, as well as the effects of favorably renegotiated agreements with certain commercial providers.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Foregone charges for charity care and indigent write-offs were $149.6 million or 4.1% of gross patient service revenue during the 2006 Period and $135.0 million or 4.2% of gross patient service revenue during the 2005 Period. Effective June 30, 2005, we changed our policy to reserve 100% of all self-pay accounts receivable greater than 120 days old (prior thereto, the policy was to reserve 100% when the account balance reached 150 days old). For commercial accounts receivable over 150 days old, we also reserve 100% of the account balance. We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, significantly contributes to our effective accounts receivable management. Our hospitals also work diligently to help uninsured patients qualify for Medicaid and other state and local financial assistance programs.

Salaries and benefits increased as a percent of total revenue to 39.3% for the 2006 Period from 39.0% for the 2005 Period. This increase in the salaries and benefits percentage is attributable to the incremental impact of stock-based compensation (i.e., an increase of approximately $3.9 million in the 2006 Period over the 2005 Period). We believe that our Chief Nursing Officers effectively manage their staffs in response to varying patient volume and acuity, thereby reducing nurse turnover, moderating our salaries and benefits cost increases and minimizing our reliance on subcontracted nursing services. Same hospital salaries and benefits, exclusive of the impact of stock-based compensation, increased from 37.4% of net patient service revenue in the 2005 Period to 37.8% in the 2006 Period. The percentage increase is a result of our strategic initiatives to (i) hire more primary care physicians and family practitioners to improve and enhance physician referral patterns and (ii) employ physicians on a short-term basis in order to facilitate their entry into markets where our hospitals operate.

Supplies and other costs increased as a percent of total revenue to 31.4% for the 2006 Period from 29.7% for the 2005 Period. In addition to increased costs for utilities, professional fees, physician recruitment and repairs and maintenance in the 2006 Period, the percentage increase was due to higher costs at the three hospitals we acquired after December 31, 2004. Additionally, we continue to experience higher supply costs for certain surgical procedures (e.g., orthopedic implants, drug-eluting stents, etc.).

Net interest expense increased from approximately $3.8 million during the 2005 Period to $8.4 million during the 2006 Period. Such change is attributable to an increased weighted average revolving credit agreement outstanding balance during the 2006 Period when compared to the 2005 Period and, to a lesser extent, higher interest rates during the 2006 Period. Incremental borrowings under our credit agreement during the 2006 Period were necessary to fund our acquisition activity and repurchase certain of our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”). Specifically, our repurchase of the New 2022 Notes caused our interest expense to increase by approximately $2 million during the 2006 Period because the effective annual interest rate of the New 2022 Notes (i.e., 0.875%) is substantially less than the corresponding variable rate under our credit agreement (see “Liquidity-Capital Resources, Credit Facilities” below).

In connection with the aforementioned repurchase of certain of the New 2022 Notes on January 31, 2006, we wrote off approximately $4.6 million of deferred financing costs, which adversely impacted diluted earnings per share by approximately $0.01 during the 2006 Period. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1.

Our effective income tax rates were approximately 38.5% and 38.3% for the 2006 Period and the 2005 Period, respectively.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operations provide the primary source of cash for our ongoing business needs. The following is a summary of our recent cash flow activity (in thousands):

	Three Months Ended March 31,
	2006	2005
Sources (uses) of cash and cash equivalents:
Operating activities	$139,309	$101,254
Investing activities	(132,364)	(394,041)
Financing activities	(8,616)	188,508
Discontinued operations	(965)	448

Net decrease in cash and cash equivalents	$(2,636)	$(103,831)

Operating Activities

Our cash flows from continuing operating activities increased approximately $38.1 million or 37.6% during the 2006 Period when compared to the 2005 Period. Despite lower net income during the 2006 Period, improved operating asset and liability management led to increased cash flows from continuing operating activities during such period. Additionally, our change in fiscal year end from September 30 to December 31 resulted in the deferral of approximately $20.2 million of federal and state income tax payments from March 2006 to April 2006, thereby favorably impacting our cash flows from continuing operating activities during the 2006 Period. Business interruption insurance proceeds of approximately $5.0 million and $10.0 million were included in cash flows from continuing operating activities during the 2006 Period and the 2005 Period, respectively. Such amounts have generally been utilized to make repairs at the hospitals impacted by hurricane and storm activity.

Investing Activities

Cash used in investing activities during the 2006 Period consisted primarily of (i) $38.1 million that was paid for a hospital we acquired with an effective date of February 1, 2006, (ii) $95.2 million for additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities, new hospital construction and capital expenditures for hospital replacement projects, and (iii) a net increase in restricted funds of $2.7 million. Offsetting these cash outlays were cash receipts of approximately $3.7 million from sales of property, plant and equipment.

During the 2005 Period, cash used in investing activities consisted primarily of (i) $319.9 million paid for the three hospitals we acquired in February 2005 and the individual hospital we acquired with an effective date of April 1, 2005, (ii) $66.9 million for additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with two hospital replacement projects, and (iii) a net increase in restricted funds of $7.3 million.

Financing Activities

Cash provided by financing activities during the 2006 Period included borrowings of $285.0 million under our revolving credit agreement in order to finance a hospital acquisition during such period and our repurchase of a portion of the New 2022 Notes. Proceeds from exercises of stock options provided an additional $1.7 million during the 2006 Period. As more fully discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, on January 31, 2006 we repurchased approximately $275.9 million of the New 2022 Notes, which represented the accreted value thereof on such date. Additionally, cash used by financing activities during the 2006 Period included dividend payments and cash distributions to minority shareholders of approximately $14.4 million and $1.9 million, respectively.

Cash provided by financing activities during the 2005 Period included borrowings of $180.0 million under our revolving credit agreement in order to finance the three hospitals we acquired in February 2005 and the individual hospital we acquired with an effective date of April 1, 2005. Proceeds from exercises of stock options provided an additional $31.1 million during the 2005 Period. Cash used by financing activities during such period included dividend payments of approximately $9.0 million and principal payments on debt and capital lease obligations of $15.0 million.

Days Sales Outstanding

In connection with our change of fiscal year end, we announced a number of financial and quality objectives for the year ending December 31, 2006, including days sales outstanding, or DSO, which is calculated, in part, by dividing quarterly net patient service revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on accounts receivable. Our DSO at March 31, 2006 was 66 days, which compares favorably to 69 days and 71 days at December 31, 2005 and March 31, 2005, respectively, and is within our published DSO objective range of 62 days to 69 days.

Effect of Legislative and Regulatory Action on Liquidity

The Medicare and Medicaid reimbursement programs are subject to ongoing changes as a result of legislative and regulatory actions. Although we believe that these changes will continue to limit reimbursement increases under these programs, we do not believe that these changes will have a material adverse effect on our future revenue or liquidity. Nevertheless, within the statutory framework of the Medicare and Medicaid programs, there are numerous areas that are subject to administrative rulings, interpretations and discretion that could affect payments made to us under those programs. In the future, federal and/or state governments might reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities, either of which could have a material adverse effect on our future revenue and liquidity. Additionally, any future restructuring of the financing and delivery of health care services in the United States and/or the continued prevalence of managed care programs could have an adverse effect on our future revenue and liquidity.

Capital Resources

Credit Facilities

We currently have a credit agreement with a syndicate of banks that expires on May 14, 2009. The credit agreement allows us to borrow, on a revolving unsecured basis, up to $750.0 million (including standby letters of credit). Effective February 22, 2006, we utilized a provision in the credit agreement that permitted us to increase our overall unsecured borrowing availability from $600.0 million to $750.0 million. Under the credit agreement, we can elect whether the interest rate we pay is based on the prime rate or the LIBOR rate. Our effective interest rate includes a spread above the base rate we select and is subject to modification if our debt rating changes. Such effective interest rate and our credit availability under the credit agreement at March 31, 2006 were 5.22% and $210.0 million, respectively. Subsequent to March 31, 2006, we reduced the amount outstanding under the credit agreement by $300.0 million, thereby increasing our availability to $540.0 million on May 5, 2006. We utilized the net proceeds from our April 2006 underwritten public offering of 6.125% Senior Notes due 2016, which are further discussed below, to reduce the outstanding credit agreement balance; however, we also borrowed additional amounts thereunder to fund our Cleveland Clinic-Naples Hospital acquisition (see Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1).

Under the terms of the credit agreement, we are obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, the credit agreement contains covenants that, without the prior consent of the lenders, limit certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional amounts, make guarantees and grant security interests. We have complied with our financial covenants, which are calculated at March 31, 2006 as follows:

	Requirement	Level
Maximum permitted consolidated leverage ratio	< 3.00 to 1.00	1.63 to 1.00
Minimum required consolidated interest coverage ratio	> 3.00 to 1.00	16.19 to 1.00

We executed a $20.0 million unsecured Demand Promissory Note in favor of a bank, which is to be used as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the Demand Promissory Note, we may borrow and repay on a revolving unsecured basis up to the principal face amount of the note. All principal and accrued interest outstanding under the Demand Promissory Note will be immediately due and payable upon the bank’s written demand. Absent such demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. The Demand Promissory Note’s effective interest rate on March 31, 2006 was 5.51%; however, there were no amounts outstanding thereunder on such date.

Senior Debt Securities

6.125% Senior Notes due 2016 (the “Senior Notes”). As more fully discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, on April 21, 2006 we completed an underwritten public offering of $400.0 million of our Senior Notes, which are unsecured obligations that rank equally in priority with our credit agreement. The Senior Notes are expressly senior in right of payment to our 1.50% Convertible Senior Subordinated Notes due 2023, Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 and Zero-Coupon Convertible Senior Subordinated Notes due 2022. Exclusive of transaction-related expenses, the sale of the Senior Notes resulted in our receipt of net proceeds approximating $396.3 million, which we utilized to repay a portion of the balance outstanding under our credit agreement. The Senior Notes mature on April 15, 2016 and bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2006.

Convertible Debt Securities

Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”). As more fully discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, we were contractually obligated to repurchase certain New 2022 Notes on January 31, 2006 at their accreted amount (i.e., approximately $275.9 million). The holders of approximately $12.7 million in principal face value New 2022 Notes did not require us to repurchase their notes and, accordingly, such notes remain outstanding. The holders of the remaining New 2022 Notes may require us to repurchase such notes for their accreted value on January 28, 2007. We financed the $275.9 million New 2022 Note repurchase with borrowings under our credit agreement. Should we be required to repurchase the remaining New 2022 Notes, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, amounts available under our credit agreement.

1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). Holders of the 2023 Notes may require us to purchase all, or a portion, of such notes on August 1, 2006 for a cash purchase price per note equal to 100% of their principal amount, plus accrued and unpaid interest to that date. At March 31, 2006, there was $575.0 million of principal outstanding under the 2023 Notes. If some, or all, of the 2023 Notes are put to us, we intend to purchase such notes using a combination of available cash balances, cash provided by operating activities, amounts available under our revolving credit agreement and, if necessary, other long-term financing. We believe that our corporate credit ratings of A- by both Standard & Poor’s and Fitch Ratings are indicative of our ability to procure financing as may be necessary to fully satisfy any obligation that would arise out of a put of all, or a substantial portion, of the 2023 Notes.

Dividends

On February 3, 2006, we announced that our Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock, payable on March 9, 2006 to stockholders of record at the close of business on February 15, 2006. Additionally, on May 2, 2006 we announced that our Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock, payable on June 5, 2006 to stockholders of record at the close of business on May 12, 2006. Our dividend payments are funded with available cash balances, cash provided by operating activities and amounts available under our credit agreement.

Standby Letters of Credit

At March 31, 2006, we maintained approximately $49.6 million of standby letters of credit in favor of third parties with various expiration dates through March 31, 2007. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, amounts available under our credit agreement.

Capital Expenditures

Among other things, our long-term business strategy calls for us to continue to acquire hospitals that meet our acquisition criteria. Historically, acquisitions of hospitals accounted for a significant portion of our capital expenditures in any given fiscal year and/or quarter. We generally fund acquisitions, replacement hospitals and other ongoing capital expenditure requirements with available cash balances, cash generated from operating activities, amounts available under our credit agreement and proceeds from long-term debt issuances, or a combination thereof. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for discussion of our recently completed and pending acquisitions.

A number of hospital renovation and/or expansion projects were underway at March 31, 2006. We do not believe that any of these projects are individually significant or that they represent, in the aggregate, a significant commitment of our resources. Specifically, we completed construction of our replacement hospital in Carlisle, Pennsylvania in January 2006 and we plan to open our new Collier Regional Medical Center in Naples, Florida, which is currently under construction, in January 2007. Within the next year, we anticipate that we will spend approximately $100 million to $115 million for new and replacement hospital construction. Additionally, we are obligated to construct a new hospital facility at our Monroe, Georgia location within the next three years. The aggregate cost for such project has not yet been determined but the underlying land parcel was acquired for cash in March 2006.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2006, there were no material changes to the information provided by us in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2005.

Forward-Looking Statements

Certain statements contained in this quarterly report, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “plan,” “continue,” “should,” “project” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, income or loss, capital expenditures, capital structure, other financial items, statements regarding our plans and objectives for future operations and acquisitions, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and statements which are other than statements of historical fact.

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended September 30, 2005 and Item 1A of Part II of this Quarterly Report. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any forward-looking statement.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this quarterly report in order to reflect new information, future events or other developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

We are exposed to interest rate fluctuations, primarily as a result of our revolving credit agreement that has a variable rate. However, the interest rates on substantially all of our long-term debt at March 31, 2006 were fixed and, accordingly, a hypothetical 10.0% change in interest rates would not have a material impact on us but increases in interest rates would correspondingly increase interest expense associated with our future borrowings. We do not currently use derivative instruments to alter the interest rate characteristics of any of our debt.

At March 31, 2006, the fair value and carrying amount of our fixed rate debt, including capital lease obligations, was approximately $654.3 million and $651.9 million, respectively. Additionally, at such date, both the fair value and carrying amount of our variable rate debt was approximately $553.0 million. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for a discussion of certain debt transactions we completed subsequent to March 31, 2006.

The table below summarizes principal cash flows and weighted average interest rates by expected maturity dates.

	Years Ending March 31,
	2007	2008	2009	2010	2011	Thereafter	Totals
	(in thousands, except interest rates)
Long-term debt:
Fixed rate long-term debt, including capital leases	$11,248	$10,522	$10,222	$9,389	$5,343	$18,995	$65,719
Weighted average interest rates	6.1%	6.1%	6.2%	6.2%	6.0%	6.8%	6.3%
Fixed rate convertible long-term debt	$586,222 (a)	—	—	—	—	—	$586,222
Weighted average interest rates	1.5%	—	—	—	—	—	1.5%
Variable rate long- term debt	$13,000	—	—	$540,000	—	—	$553,000
Weighted average interest rates	(b)	—	—	(c)	—	—	5.2%

(a)	Holders of the New 2022 Notes, the 2023 Notes and our Zero-Coupon Convertible Senior Subordinated Notes due 2022 can put such notes to us at various predetermined dates through March 31, 2011. For purposes of the above table, we assumed that all of these notes would be put to us during the year ending March 31, 2007.
(b)	The interest rate is the LIBOR rate plus 0.75%. The effective interest rate on the outstanding balance at March 31, 2006 was 5.51%.
(c)	The interest rate is based on the LIBOR rate or the prime rate, plus a spread above the selected base rate. The effective interest rate at March 31, 2006 was 5.22%.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Our business and operations are subject to numerous risks, many of which are described in Part I of our Annual Report on Form 10-K for the year ended September 30, 2005 under the heading “Business—Risk Factors.” If any of the events described therein should occur, our business and results of operations could be harmed. A description of new risk factors or risk factors that have been modified or have materially changed since September 30, 2005 is included below; however, additional risks and uncertainties that are not presently known to us, or which we currently deem to be immaterial, could also harm our business and results of operations.

We expect recent hurricane and storm activity in the Gulf of Mexico to increase our insurance costs, reduce our insurance coverage and increase our exposure to additional self-retained risks.

Regions in and around the Gulf of Mexico experience hurricanes and other extreme weather conditions. As of May 5, 2006, twenty-nine of our hospitals were located in the Gulf States of Florida and Mississippi. As a result, these facilities are susceptible to physical damage and interruptions to business. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage experienced in the affected area by our patients, physicians, payors, vendors and others.

As a result of substantial hurricane-related losses incurred by insurance carriers covering the Gulf Coast region in recent years, we cannot procure affordable insurance policies with the same coverage as in prior years. Accordingly, we will be exposed to greater risk for property damage, business interruption and similar losses. Additionally, we will experience substantial premium increases for any insurance policies we elect to obtain and those policies are likely to impose higher deductibles and limit maximum aggregate recoveries for hurricane-related damage or loss. Our primary property and business interruption insurance policies annually renew on June 1 and, therefore, we are currently modifying our risk management program in response to the changes in the insurance market. Any such modifications to our risk management program could harm our business and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on February 21, 2006, our stockholders voted on the matters set forth below.

1.	Nine directors were elected and, together, they constitute our entire Board of Directors. The number of shares that voted for the election of each director and the number of shares that withheld authority to vote for each such director are as follows:

	Votes For	Votes Withheld
William J. Schoen	199,158,064	5,604,567
Joseph V. Vumbacco	199,178,130	5,584,502
Kent P. Dauten	198,165,942	6,596,690
Donald E. Kiernan	198,689,771	6,072,860
Robert A. Knox	198,165,515	6,597,116
William E. Mayberry, M.D.	199,131,562	5,631,069
Vicki A. O’Meara	202,257,872	2,504,760
William C. Steere, Jr.	201,262,925	3,499,706
Randolph W. Westerfield, Ph.D.	202,274,099	2,488,533

2.	Our stockholders voted to approve the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan (the “Plan”). The number of shares that voted for, against and abstained from voting on the adoption of the Plan, as well as broker non-votes received, are as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes*
161,580,238	4,464,394	1,837,284	36,880,716
*	Under the rules governing brokers who have record ownership of shares that they hold in “street name” for their clients (who are the beneficial owners of such shares), brokers have the discretion to vote such shares on routine matters, such as director elections and the ratification of the selection of independent registered public accounting firms, but not on non-routine matters, such as the approval of the Health Management Associates, Inc. 2006 Outside Director Stock Award Plan. Broker non-votes represent shares held by broker nominees for beneficial owners that were not voted with respect to a non-routine proposal because the broker nominee did not receive voting instructions from the beneficial owner and lacked discretionary authority to vote the shares. If a broker does not receive voting instructions from the beneficial owner, a broker may turn in a proxy card and vote on the routine matters but may not vote on the non-routine matters. Broker non-votes are counted for the purpose of determining the presence or absence of a quorum, but are not counted for the purpose of determining the number of shares entitled to vote on a specific non-routine proposal.

3.	Our stockholders voted to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm. The number of shares that voted for, against and abstained from voting on the ratification of the selection or Ernst & Young LLP as our independent registered public accounting firm are as follows:

Votes For	Votes Against	Abstain
202,860,601	355,652	1,546,378

Item 6. Exhibits

See Index to Exhibits beginning on page 29 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: May 10, 2006	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10) Material Contracts

1.1	Purchase Agreement, dated April 18, 2006, by and among the Company, Citigroup Global Markets Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, previously filed and included as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

4.1	Indenture, dated April 21, 2006, between the Company and U.S. Bank National Association, previously filed and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

4.2	Form of Global Note for the Company’s 6.125% Senior Notes due 2016, previously filed and included as part of Exhibit 4.1 to the Company’s Current Report of Form 8-K dated April 18, 2006, is incorporated herein by reference.

*10.1	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated January 30, 2006, is incorporated herein by reference.

*10.2	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

*10.3	Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Appendix A to the Company’s definitive Proxy Statement filed on January 19, 2006, is incorporated herein by reference.

*10.4	Form of Restricted Stock Plan Award Notice under the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

*10.5	Form of Trust Agreement for dividends paid with respect to restricted stock awards under the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

10.6	Limited Consent, dated February 22, 2006, by and among the Company, Bank of America, N.A. (as administrative agent, letter of credit issuer and lender) and the lenders to the Credit Agreement, dated May 14, 2004, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 22, 2006, is incorporated herein by reference.

10.7	First Amendment to Credit Agreement and Limited Consent, dated as of April 4, 2006, by and among the Company, Bank of America, N.A. and certain other lenders to the Credit Agreement, dated May 14, 2004, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 4, 2006, is incorporated herein by reference.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.