Form 10-Q
period 2006-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2006-08-09
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

At August 4, 2006, 240,282,481 shares of the registrant’s Class A common stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2006	2005
Revenue:
Net patient service revenue	$1,022,006	$925,844
Gains on sales of assets and insurance recoveries	—	19,039

Total revenue	1,022,006	944,883

Costs and expenses:
Salaries and benefits	408,061	351,852
Supplies	142,248	132,322
Provision for doubtful accounts	91,206	104,947
Depreciation and amortization	45,391	38,805
Rent expense	21,284	19,559
Other operating expenses	175,729	153,172
Interest, net	11,305	2,852

Total costs and expenses	895,224	803,509

Income from continuing operations before minority interests and income taxes	126,782	141,374
Minority interests in earnings of consolidated entities	(1,077)	(838)

Income from continuing operations before income taxes	125,705	140,536
Provision for income taxes	(48,560)	(53,781)

Income from continuing operations	77,145	86,755
Income from discontinued operations, net of income taxes	160	17

Net income	$77,305	$86,772

Earnings per share:
Basic
Continuing operations	$0.32	$0.35
Discontinued operations	—	—

Net income	$0.32	$0.35

Diluted
Continuing operations	$0.32	$0.35
Discontinued operations	—	—

Net income	$0.32	$0.35

Dividends per share	$0.06	$0.04

Weighted average number of shares outstanding:
Basic	240,842	246,785

Diluted	243,561	250,654

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Revenue:
Net patient service revenue	$2,054,666	$1,834,003
Gains on sales of assets and insurance recoveries	—	19,039

Total revenue	2,054,666	1,853,042

Costs and expenses:
Salaries and benefits	813,844	705,536
Supplies	287,626	261,675
Provision for doubtful accounts	174,982	167,963
Depreciation and amortization	89,169	75,836
Rent expense	41,676	37,129
Other operating expenses	354,565	293,557
Interest, net	19,707	6,667
Write-off of deferred financing costs	4,628	—

Total costs and expenses	1,786,197	1,548,363

Income from continuing operations before minority interests and income taxes	268,469	304,679
Minority interests in earnings of consolidated entities	(1,735)	(1,737)

Income from continuing operations before income taxes	266,734	302,942
Provision for income taxes	(102,826)	(115,923)

Income from continuing operations	163,908	187,019
Income (loss) from discontinued operations, net of income taxes	610	(484)

Net income	$164,518	$186,535

Earnings per share:
Basic
Continuing operations	$0.68	$0.76
Discontinued operations	—	—

Net income	$0.68	$0.76

Diluted
Continuing operations	$0.68	$0.75
Discontinued operations	—	—

Net income	$0.68	$0.75

Dividends per share	$0.12	$0.08

Weighted average number of shares outstanding:
Basic	240,765	246,011

Diluted	243,491	249,874

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$156,458	$137,259
Accounts receivable, net	776,212	706,215
Supplies, prepaid expenses and other assets	153,932	183,278
Restricted funds	25,957	15,908
Deferred income taxes	32,788	—
Assets of discontinued operations	18,440	18,083

Total current assets	1,163,787	1,060,743

Property, plant and equipment	3,277,960	2,931,847
Accumulated depreciation and amortization	(933,546)	(846,884)

Net property, plant and equipment	2,344,414	2,084,963

Restricted funds	54,306	45,700
Goodwill	921,402	867,278
Deferred charges and other assets	67,156	96,854

Total assets	$4,551,065	$4,155,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221,109	$195,522
Accrued expenses and other liabilities	245,054	211,000
Treasury stock repurchase obligations	8,629	—
Deferred income taxes	—	14,966
Current maturities of long-term debt and capital lease obligations	27,355	584,367

Total current liabilities	502,147	1,005,855
Deferred income taxes	161,051	131,112
Other long-term liabilities	97,377	86,053
Long-term debt and capital lease obligations, less current maturities	1,318,900	611,241
Minority interests in consolidated entities	55,668	46,229

Total liabilities	2,135,143	1,880,490

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 273,476 and 273,148 shares issued at June 30, 2006 and December 31, 2005, respectively	2,735	2,731
Accumulated other comprehensive income (loss), net of income taxes	(12)	(88)
Additional paid-in capital	593,620	578,654
Retained earnings	2,351,702	2,216,064

	2,948,045	2,797,361
Treasury stock, 33,000 and 32,500 shares of common stock, at cost, at June 30, 2006 and December 31, 2005, respectively	(532,123)	(522,313)

Total stockholders’ equity	2,415,922	2,275,048

Total liabilities and stockholders’ equity	$4,551,065	$4,155,538

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$164,518	$186,535
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	89,169	75,836
Provision for doubtful accounts	174,982	167,963
Stock-based compensation expense	9,634	1,800
Minority interests in earnings of consolidated entities	1,735	1,737
Gains on sales of assets and insurance recoveries, net	(2,012)	(19,152)
Write-off of deferred financing costs	4,628	—
Deferred income tax expense (benefit)	(17,815)	16,431
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(244,535)	(180,147)
Supplies, prepaid expenses and other assets	31,052	(6,225)
Deferred charges and other long-term assets	11,081	14,016
Accounts payable	29,092	25,170
Accrued expenses and other current liabilities	17,128	(22,262)
Other long-term liabilities	7,185	21,357
Equity compensation excess tax benefit	(38)	—
(Income) loss from discontinued operations, net	(610)	484

Net cash provided by continuing operating activities	275,194	283,543

Cash flows from investing activities:
Acquisitions, net of cash acquired and purchase price adjustments	(182,566)	(321,766)
Additions to property, plant and equipment	(177,607)	(160,700)
Proceeds from sales of assets and insurance recoveries	4,338	26,238
Increases in restricted funds, net	(20,228)	(10,559)

Net cash used in investing activities	(376,063)	(466,787)

Cash flows from financing activities:
Proceeds from long-term debt	831,707	181,713
Principal payments on debt and capital lease obligations	(684,893)	(104,922)
Purchases of treasury stock	(1,181)	—
Proceeds from issuances of common stock	5,200	43,254
Payments of financing costs	(494)	(2,036)
Cash distributions to minority shareholders	(1,896)	(667)
Equity compensation excess tax benefit	38	—
Payments of cash dividends	(28,880)	(18,832)

Net cash provided by financing activities	119,601	98,510

Net increase (decrease) in cash and cash equivalents before discontinued operations	18,732	(84,734)
Net increase (decrease) in cash and cash equivalents from discontinued operations:
Operating activities	824	1,568
Investing activities	(357)	(66)

Net increase (decrease) in cash and cash equivalents	19,199	(83,232)
Cash and cash equivalents at beginning of period	137,259	192,443

Cash and cash equivalents at end of period	$156,458	$109,211

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

1. Business, Basis of Presentation and Other

Health Management Associates, Inc. (“we,” “our” or “us”) and our subsidiaries provide health care services to patients in owned and leased facilities primarily in the southeastern and southwestern United States. At August 4, 2006, we operated 62 hospitals in 16 states, consisting of 60 general acute care hospitals with a total of 8,635 licensed beds and two psychiatric hospitals with a total of 184 licensed beds. At such date, nineteen and eleven of our hospitals were located in Florida and Mississippi, respectively. See Notes 4 and 7 for information concerning recent acquisition and pending divestiture activity, respectively.

Effective March 1, 2006, our Board of Directors approved a change in our fiscal year end from September 30 to December 31.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are (i) exclusive of our discontinued operations (i.e., Williamson Memorial Hospital in Williamson, West Virginia) and (ii) inclusive of the two Arkansas general acute care hospitals and the two psychiatric hospitals that, subject to regulatory approvals, we intend to sell during the quarter ending December 31, 2006 (see Note 7 for further discussion regarding these divestitures).

The interim condensed consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the periods ended June 30, 2006 and 2005 are unaudited; however, such interim financial statements reflect all adjustments (only consisting of those of a normal recurring nature) which are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Due to the seasonal nature of our business, among other things, our results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2005.

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

Total comprehensive income for the three and six months ended June 30, 2006 was approximately $77.2 million and $164.6 million, respectively. The sole difference between net income and total comprehensive income relates to the after-tax effects of changes in unrealized gains and losses on available-for-sale securities.

Certain amounts in the interim condensed consolidated financial statements have been reclassified in the prior year to conform to the current year presentation.

2. Stock-Based Compensation

Background and Accounting. During the past several years, we utilized our 1996 Executive Incentive Compensation Plan to grant non-qualified stock options and award other stock-based compensation to our key employees. The non-employee members of our Board of Directors were historically granted non-qualified stock options pursuant to our Stock Option Plan for Outside Directors. At our annual meeting of stockholders on February 21, 2006, our stockholders approved the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan. Such plan provides for annual issuances of restricted stock awards to the outside directors serving on our Board of Directors.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

We have approximately 35.3 million shares of common stock authorized for stock options and other stock-based compensation under all of our employee and director stock-based plans (approximately 8.0 million shares remained available for award at June 30, 2006). Generally, our policy is to issue new shares of common stock to satisfy stock option exercises and other stock-based compensation arrangements. If an award granted under one of our stock-based plans is forfeited, expires, terminates or is otherwise cancelled without delivery of shares of common stock to the plan participant, then such shares will become available again under those plans for the benefit of employees and directors.

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which superseded SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123(R) also amended SFAS No. 95, Statement of Cash Flows. Generally, SFAS No. 123(R) is similar to SFAS No. 123; however, SFAS No. 123(R) requires that the fair value of all share-based payments to employees, including awards of employee stock options, be measured on their grant date and either recognized as expense in the income statement over the requisite service period or, if appropriate, capitalized and amortized. Pro forma disclosure of the effects of stock-based compensation, as previously provided under SFAS No. 123, is no longer permitted. Additionally, SFAS No. 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow item rather than as an operating cash flow item (i.e., a reduction of income taxes paid).

We adopted SFAS No. 123(R) on October 1, 2005 and elected the modified prospective methodology thereunder. As prescribed by this transitional methodology, prior periods have not been restated. Moreover, pursuant to the requirements of the modified prospective methodology, compensation expense is recognized for (i) all stock-based awards granted or modified after September 30, 2005 and (ii) the portion of previously granted outstanding awards for which the requisite service had not been rendered as of the SFAS No. 123(R) adoption date.

Prior to October 1, 2005, we elected to utilize the intrinsic value method, as prescribed by APB Opinion No. 25, to account for our stock-based compensation arrangements. Because all employee and director stock options that were granted had an exercise price equal to the market price of the underlying stock on the date of grant, no stock option compensation expense was previously recognized pursuant to the provisions of APB Opinion No. 25. As a result of adopting SFAS No. 123(R), our income from continuing operations and net income for the six months ended June 30, 2006 were lower by $6.0 million and $3.7 million, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25. The corresponding lower amounts for the three months ended June 30, 2006 were $2.9 million and $1.8 million, respectively. Both basic and diluted earnings per share for the three and six months ended June 30, 2006 were lower by $0.01 and $0.02, respectively, under SFAS No. 123(R) when compared to APB Opinion No. 25.

On November 10, 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides a simplified alternative method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R). Among other things, Staff Position No. 123(R)-3 also provides guidance on how to present excess tax benefits in statements of cash flows when the alternative pool calculation is used. This new guidance became effective upon its issuance; however, companies can generally make a one-time election to adopt the transition method in Staff Position No. 123(R)-3 up to one year from the later of (i) initial adoption of SFAS No. 123(R) or (ii) November 10, 2005. If a company elects to adopt the alternative method after it has already issued financial statements pursuant to the provisions of SFAS No. 123(R), such adoption would be considered a change in accounting principle. We continue to evaluate Staff Position No. 123(R)-3 and, accordingly, we have not yet determined whether we will elect the alternative method thereunder.

General. Compensation expense for the stock-based arrangements described below, which is recorded in salaries and benefits in the consolidated statements of income, was approximately $9.6 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively. The corresponding compensation expense for the three months ended June 30, 2006 and 2005 was $4.8 million and $0.9 million, respectively. We have not capitalized any stock-based compensation amounts. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally aligned with the underlying stock-based award’s vesting period. For stock-based arrangements with performance conditions as a prerequisite to vesting, compensation expense is not recognized until it is probable that the corresponding

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

performance condition will be achieved. Stock-based compensation expense during the six months ended June 30, 2006 and 2005 resulted in income tax benefits of approximately $3.7 million and $0.7 million, respectively, that have been recognized in the consolidated statements of income. The corresponding income tax amounts for the three months ended June 30, 2006 and 2005 were $1.8 million and $0.3 million, respectively.

Cash receipts from all of our stock-based plans during the six months ended June 30, 2006 and 2005 were approximately $5.2 million and $43.3 million, respectively. The corresponding realized income tax benefits, as well as those benefits pertaining to deferred stock and restricted stock awards for which we receive no cash proceeds upon issuance of the underlying common stock, were approximately $0.6 million and $10.9 million, respectively. In accordance with the provisions of SFAS No. 123(R), approximately $38,000 of the income tax benefit for the six months ended June 30, 2006 was deemed to be an excess tax benefit and was reclassified to a financing activity in the condensed consolidated statement of cash flows. The pro forma amount of operating cash flows during the six months ended June 30, 2005 for such excess tax benefit under an SFAS No. 123(R) model approach was approximately $1.0 million; however, such amount has not been reclassified in the condensed consolidated statement of cash flows.

Stock Options. All employee stock options have ten year terms and vest 25% on each grant anniversary date over four years of continued employment. Stock options granted to the non-employee members of our Board of Directors have ten year terms and vest 25% on each grant anniversary date. Information regarding stock option activity for our stock-based compensation plans, inclusive of participants from discontinued operations, is summarized as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Values
	(in thousands)			(in thousands)
Outstanding options at January 1, 2006	11,321	$17.18
Granted	300	21.53
Exercised	(328)	15.86
Terminated	(280)	20.25

Outstanding options at June 30, 2006	11,013	$17.25	4.8	$35,352

Exercisable options at June 30, 2006	9,260	$16.44	4.3	$34,858

Options vested or expected to vest at June 30, 2006	10,869	$17.19	4.8	$35,325

The aggregate intrinsic values of stock options exercised during the six months ended June 30, 2006 and 2005 were $1.6 million and $28.6 million, respectively.

The following table summarizes information regarding our outstanding and exercisable stock options at June 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$ 8.25 - $12.13	1,488,750	3.9	$12.01	1,488,750	$12.01
12.72	1,436,313	0.9	12.72	1,436,313	12.72
13.00 - 16.60	2,634,625	4.0	15.06	2,634,625	15.06
18.56 - 19.95	2,459,185	6.5	19.17	2,030,185	19.30
21.53	300,000	9.6	21.53	—	—
21.63 - 24.75	2,694,000	6.3	22.49	1,670,500	22.29

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

During the six months ended June 30, 2006, we recognized approximately $6.0 million of compensation expense attributable to stock option awards (no such amount was recorded during the six months ended June 30, 2005). Such expense was predicated on the estimated fair value of stock option awards as determined pursuant to either our SFAS No. 123 computations or, for awards granted after September 30, 2005, an updated valuation pursuant to a stock option pricing model. At June 30, 2006, there was approximately $15.9 million of unrecognized compensation cost attributable to non-vested employee and director stock option compensation awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 1.9 years. The aggregate grant date fair values of stock options that vested during the six months ended June 30, 2006 and 2005 were approximately $11.8 million and $18.1 million, respectively.

Fair value for the sole stock option award granted during the six months ended June 30, 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) risk-free interest rate of 4.50%; (ii) dividend yield of 1.0%; (iii) volatility factor of the expected market price of our common stock of 0.300; and (iv) weighted average expected life of the option of five years. The expected stock price volatility factor is derived using daily historical market price data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on five-year United States Treasury Notes on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The fair value of the only option award granted during the six months ended June 30, 2006 was approximately $2.0 million ($6.71 per stock option).

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

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair values of stock options were determined using a Black-Scholes option valuation model and were amortized to expense on a straight-line basis over the underlying option’s vesting period. Our pro forma information for the three and six months ended June 30, 2005, which is not recorded in the interim condensed consolidated financial statements, is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$86,772	$186,535
Deduct: Incremental stock-based employee compensation expense determined under a fair value method, net of related income taxes	(2,531)	(5,496)

Pro forma net income	$84,241	$181,039

Pro forma net income per share:
Basic – as reported	$0.35	$0.76
Basic – pro forma	0.34	0.74
Diluted – as reported	0.35	0.75
Diluted – pro forma	0.34	0.72

Deferred Stock and Restricted Stock Awards. Deferred stock is a right to receive shares of common stock upon the fulfillment of specified conditions (our condition is generally continuous employment). At the completion of the vesting period, common stock is issued to the participating employee. We provide deferred stock to our key employees through contingent stock incentive awards that either vest 25% on each grant anniversary date or 100% on the fourth grant anniversary date.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

Restricted stock represents shares of common stock that preserve the indicia of ownership for the holder but are subject to restrictions on transfer and risk of forfeiture until fulfillment of specified conditions. Historically, we did not use restricted stock awards as a means of providing incentive compensation and/or retaining key individuals; however, during the six months ended June 30, 2006 we granted 345,000 shares and 24,500 shares of restricted stock to our senior executive officers and outside directors on our Board of Directors, respectively. In addition to requiring continuous service as an employee, the annual vesting of the senior executive officer restricted stock awards requires the satisfaction of certain conditions, which relate to our pre-tax earnings, return on stockholders’ equity, net patient service revenue growth and common stock price. If these conditions are satisfied, the awards will vest 25% at the conclusion of each of our next four years (commencing with December 31, 2006). The outside directors’ awards vest in equal installments on January 1, 2007, 2008, 2009 and 2010 (provided that the recipient remains an outside director on such dates).

Information regarding deferred stock and restricted stock award activity for our stock-based compensation plans, inclusive of participants from discontinued operations, is summarized as follows:

	Shares		Weighted Average Grant Date Fair Values
	Deferred Stock	Restricted Stock	Deferred Stock	Restricted Stock
Balance at January 1, 2006 (non-vested)	1,380,115	—	$22.83	$—
Granted	2,500	369,500	21.21	20.82
Vested	—	—	—	—
Forfeited	(9,353)	—	22.95	—

Balance at June 30, 2006 (non-vested)	1,373,262	369,500	22.83	20.82

There were no shares of common stock issued to our senior executive officers and outside directors under our deferred stock or restricted stock programs during the six months ended June 30, 2006 and 2005.

During the six months ended June 30, 2006 and 2005, we recognized approximately $3.6 million and $1.8 million, respectively, of compensation expense attributable to deferred stock and restricted stock awards. Except for awards that require the attainment of certain predetermined market prices of our common stock as a vesting requirement (i.e., a market condition), compensation expense is predicated on the fair value (i.e., market price) of the underlying stock on the date of grant. For awards with a market condition, we utilize a lattice valuation model to determine the fair values thereof; however, such awards had a nominal financial impact on our operating results for the three months ended June 30, 2006.

At June 30, 2006, there was approximately $21.2 million of unrecognized compensation cost attributable to non-vested deferred stock and restricted stock awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 3.0 years.

3. Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of outstanding common shares. Diluted earnings per share is computed on the basis of the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, computed using the treasury stock method.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Earnings Per Share (continued)

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerators:
Income from continuing operations	$77,145	$86,755	$163,908	$187,019
Effect of convertible debt interest expense	1	—	1	1

Numerator for diluted earnings per share from continuing operations	77,146	86,755	163,909	187,020
Income (loss) from discontinued operations, net	160	17	610	(484)

Numerator for diluted earnings per share (net income)	$77,306	$86,772	$164,519	$186,536

Denominators:
Denominator for basic earnings per share – weighted average outstanding shares	240,842	246,785	240,765	246,011
Effect of dilutive securities:
Stock options and other stock-based compensation	2,713	3,863	2,720	3,857
Convertible debt	6	6	6	6

Denominator for diluted earnings per share	243,561	250,654	243,491	249,874

Earnings per share:
Basic
Continuing operations	$0.32	$0.35	$0.68	$0.76
Discontinued operations	—	—	—	—

Net income	$0.32	$0.35	$0.68	$0.76

Diluted
Continuing operations	$0.32	$0.35	$0.68	$0.75
Discontinued operations	—	—	—	—

Net income	$0.32	$0.35	$0.68	$0.75

On September 30, 2004, the Emerging Issues Task Force affirmed its previous consensus regarding Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. Issue 04-8 requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the applicable convertible debt instrument has been met. Issue 04-8 became effective for reporting periods that ended after December 15, 2004. As more fully discussed at Note 3 to the consolidated financial statements included with our Annual Report on Form 10-K for the year ended September 30, 2005, we took certain actions with respect to our convertible debt securities to prevent the common stock underlying such securities from being immediately included in diluted earnings per share calculations.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Acquisitions (continued)

2006 Acquisitions. Effective January 1, 2006, we acquired Barrow Community Hospital, a 56-bed general acute care hospital in Winder, Georgia. The cash paid for this acquisition was approximately $33.2 million for property, plant and equipment and other non-current assets and approximately $2.1 million for working capital. Effective February 1, 2006, we acquired an 80% ownership interest in Orlando Regional St. Cloud Hospital, an 84-bed general acute care hospital in St. Cloud, Florida. Orlando Regional Healthcare, a not-for-profit organization, retained a 20% ownership interest in the hospital. The purchase price for the 80% controlling interest in Orlando Regional St. Cloud Hospital was approximately $38.1 million. Additionally, effective May 1, 2006 we acquired Cleveland Clinic-Naples Hospital, an 83-bed general acute care hospital in Naples, Florida, and a vacant land parcel near such hospital. The cash paid for this acquisition was approximately $125.5 million for property, plant and equipment and other non-current assets and approximately $1.9 million for supply inventories. Effective June 1, 2006, we acquired Gulf Coast Medical Center, a 189-bed general acute care hospital in Biloxi, Mississippi. The cash paid for this acquisition was approximately $14.9 million for property, plant and equipment, other non-current assets and working capital.

General. The acquisitions described above were in furtherance of that portion of our business strategy that calls for us to acquire hospitals in rural and non-urban areas of 30,000 to 400,000 people, primarily in the southeastern and southwestern United States. Such transactions were accounted for using the purchase method of accounting. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition dates. We regularly utilize an independent third party valuation specialist to help determine the fair values of certain assets underlying our acquisitions. In certain instances, preliminary purchase price allocations are subject to refinement upon finalization of such third party appraisals and final settlements of working capital accounts. As a result of the acquisitions described above, we recorded goodwill (most of which is expected to be tax deductible) because the final negotiated purchase prices exceeded the net tangible and intangible assets acquired.

Acquisitions are generally financed using a combination of available cash on hand and borrowings under our revolving credit facility. We seek to recover our acquisition-related cash investments within four to five years by expanding and enhancing the services provided and achieving significant improvements in the operating performance of the acquired facilities.

The operating results of acquired hospitals have been included in our interim condensed consolidated financial statements from the date of each respective acquisition. The following combined pro forma financial information provides that (i) for purposes of the periods ended June 30, 2005, acquisitions completed subsequent to December 31, 2004 were effected as if they had closed on January 1, 2005 and (ii) for purposes of the periods ended June 30, 2006, acquisitions completed subsequent to December 31, 2005 were effected as if they had closed on January 1, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)		(in thousands, except per share data)
Total revenue	$1,034,565	$1,005,909	$2,101,677	$2,002,633
Net income	76,459	86,033	162,920	182,431
Net income per share – basic	$0.32	$0.35	$0.68	$0.74
Net income per share – diluted	0.31	0.34	0.67	0.73

No effect has been given to potential cost reductions or operating efficiencies in the above table. Accordingly, the combined pro forma financial information is for comparative purposes only and is not necessarily indicative of the results that we would have obtained if the acquisitions had occurred at the beginning of the periods presented or that may occur in the future.

5. Recent Accounting Pronouncements

Physician and Physician Group Guarantees. We have committed to provide certain financial assistance pursuant to recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that our hospitals serve. For example, when relocating a physician to a community where one of our hospitals

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Recent Accounting Pronouncements (continued)

is located, we may advance money to such physician in order to assist him or her establish a private practice. Any amount advanced under these recruiting agreements during the commitment period is considered to be a loan. Provided that the physician continues to practice in the community, the loan is generally forgiven on a pro rata basis over a period of 12 to 24 months. At June 30, 2006, we were committed to non-cancelable guarantees of approximately $12.5 million pursuant to various physician and physician group arrangements. The actual amounts advanced will depend upon the financial results of each physician’s or physician group’s private practice during the contractual measurement period, which generally does not exceed one year.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing such guarantee. On November 10, 2005, FASB Staff Position FIN No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, (“FIN 45-3”) was issued. FIN 45-3 requires that a guarantor apply the recognition, measurement and disclosure provisions of FIN 45 to guarantees granted to a business or its owners that the revenue of the business (or a specific portion of the business) for a specified period of time would be at least a specified minimum amount (i.e., a minimum revenue guarantee).

FIN 45-3 applies to all of our minimum revenue guarantees issued or modified after December 31, 2005. Retroactive application of FIN 45-3 is not permitted. Accordingly, for contracts or contract modifications executed on or before December 31, 2005, we expense physician and physician group advances as they are incurred throughout the commitment period. For contracts and contract modifications executed thereafter, we capitalize our estimated guarantee costs at the inception of the contract or the date of the contract modification. We then amortize such costs over the remaining life of the contract, including, if applicable, the physician retention period. Our estimated guarantee cost liabilities are predicated on historical payment patterns, industry trends and the related hospital’s regional economic conditions, as well as our evaluation of the facts and circumstances germane to the individual contract/modification under review. There can be no assurances that these estimates will be adequate to provide for our guarantee costs. Adjustments to our estimated liabilities are recognized in the consolidated financial statements in the period that the change in estimate is identified. We believe that the estimated liabilities for physician and physician group guarantees that are recorded in our balance sheet (aggregating approximately $2.3 million at June 30, 2006) are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates. If the costs of these programs exceed our estimates, the liabilities could be materially adversely affected.

The adoption of FIN 45-3 did not have a material impact on our results of operations for the three and six months ended June 30, 2006; however, we estimate that the adoption of this accounting guidance will increase our diluted earnings per share up to $0.01 during the year ending December 31, 2006.

Other Accounting Pronouncements and Guidance. On December 15, 2003, the FASB issued an Exposure Draft entitled Earnings Per Share, an Amendment of FASB Statement No. 128 (the “Amendment”), which requires, in part, that for contracts that can be settled in either cash or shares, issuing entities should assume share settlement for purposes of calculating diluted earnings per share. In conjunction with the Amendment, the FASB determined that retroactive restatement of earnings per share was not required for contracts appropriately modified to eliminate share settlement prior to December 31, 2004. The Amendment was originally proposed to be effective for reporting periods that ended after December 15, 2004. However, the Amendment was subsequently incorporated into a broader FASB Exposure Draft on earnings per share that was issued for comment on September 30, 2005 (comments were due on or before November 30, 2005). As more fully discussed at Note 3 to the consolidated financial statements included with our Annual Report on Form 10-K for the year ended September 30, 2005, we took certain actions with respect to our Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”) and our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”) to prevent the common stock underlying such securities from being immediately included in diluted earnings per share calculations.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Recent Accounting Pronouncements (continued)

During June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). Among other things, FIN 48 prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. FIN 48 requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is “more likely than not” (i.e., more than a fifty percent likelihood) that the income tax position will be sustained based solely on its technical merits. When making this assessment, management must assume that the responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information. The new accounting guidance also clarifies the method of accruing for interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company’s income tax returns and the benefits recognized in the financial statements. Additionally, FIN 48 requires significant new and expanded footnote disclosures in all annual periods. We are required to adopt FIN 48 on January 1, 2007. Implementation adjustments, if any, will be treated as a change in accounting principle and will be reflected as a cumulative effect adjustment to our retained earnings on such date. Retrospective application of FIN 48 is prohibited. Due to the recent issuance of FIN 48 and the complex analyses required thereunder, we have not yet determined the impact that such accounting guidance will have on our consolidated financial position, results of operations and footnote disclosures; however, there will be no material impact on our consolidated statements of cash flows.

6. Long-Term Debt

Revolving Credit Agreement. At June 30, 2006 and December 31, 2005, the outstanding balances under our revolving credit agreement were $290.0 million and $255.0 million, respectively. As of August 4, 2006, $275.0 million was outstanding thereunder. Pursuant to a Limited Consent dated February 22, 2006, we increased the amount available under our credit agreement from $600.0 million to $750.0 million. The credit agreement, as amended by the Limited Consent, allows us to borrow, on a revolving unsecured basis, up to $750.0 million (including standby letters of credit). No other terms, provisions or conditions of the credit agreement were modified by the Limited Consent.

Convertible Debt Securities

Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”). On January 30, 2006, the holders of approximately $317.3 million in principal face value New 2022 Notes exercised their January 28, 2006 put option to require us to repurchase their notes. As a result thereof, we were obligated to repurchase such New 2022 Notes on January 31, 2006 at their accreted amount (i.e., approximately $275.9 million). The holders of approximately $12.7 million in principal face value New 2022 Notes did not require us to repurchase their notes and, accordingly, such notes remain outstanding. The holders of the remaining New 2022 Notes may require us to repurchase such notes for their accreted value on January 28, 2007. In connection with the January 2006 New 2022 Note repurchase, we wrote off approximately $4.6 million of deferred financing costs during the six months ended June 30, 2006.

2023 Notes. Effective June 30, 2006, we entered into a Third Supplemental Indenture (the “Supplemental Indenture”) with respect to the 2023 Notes. The Supplemental Indenture modified that certain Indenture dated as of July 29, 2003 (as previously amended, the “Original Indenture”), which governs the 2023 Notes. Pursuant to the Original Indenture, we pay interest at 1.50% per annum of the principal face amount of the 2023 Notes. The Supplemental Indenture requires us to make additional cash payments (“Non-Put Payments”) to the noteholders equal to 2.875% per annum of the principal face amount of the outstanding 2023 Notes. Accordingly, the noteholders will receive total annual payments of 4.375% of the principal face amount of their outstanding 2023 Notes. The Non-Put Payments will be made semi-annually, in arrears, on February 1 and August 1 of each year. The first of the Non-Put Payments will be on February 1, 2007 to holders of record on January 15, 2007. The Original Indenture did not provide for Non-Put Payments.

The Supplemental Indenture also eliminated our ability to redeem the 2023 Notes, in whole or in part, until August 5, 2010. Under the Original Indenture, we could redeem the 2023 Notes, in whole or in part, at any time on or after August 5, 2008. The Supplemental Indenture did not affect the rights of the noteholders to require us to redeem their 2023 Notes on August 1, 2006, August 1, 2008, August 1, 2013 and August 1, 2018, or upon the occurrence of certain “Fundamental Changes” (as such term is defined in the Original Indenture) prior to August 1, 2008.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Long-Term Debt (Continued)

On July 28, 2006, the holders of $267,000 in principal face value 2023 Notes exercised their August 1, 2006 put option to require us to repurchase their notes. The holders of approximately $574.7 million in principal face value 2023 Notes did not require us to repurchase their notes and, accordingly, such notes remain outstanding. The holders of the remaining 2023 Notes may require us to repurchase such notes for their principal face value on August 1, 2008.

Senior Debt Securities. On April 21, 2006, we completed an underwritten public offering of $400.0 million of our 6.125% Senior Notes due 2016 (the “Senior Notes”), which are unsecured obligations that rank equally in priority with our credit agreement. The Senior Notes are expressly senior in right of payment to the 2022 Notes, the New 2022 Notes and the 2023 Notes. Exclusive of transaction-related expenses, the sale of the Senior Notes resulted in our receipt of net proceeds approximating $396.3 million, which we utilized to repay a portion of the balance outstanding under our credit agreement. The Senior Notes mature on April 15, 2016 and bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2006.

If any of our subsidiaries are required to issue a guaranty in favor of the lenders under our credit agreement (in accordance with the terms thereof) or under any other credit facility ranking equal with the Senior Notes, such subsidiaries will also be required, under the terms of the Senior Notes, to issue a guaranty for the benefit of the holders of the Senior Notes, on substantially the same terms and conditions as the guaranty issued to such other lender.

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

General. Pursuant to the provisions of SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, approximately $267,000 and $572.0 million of the 2022 Notes, the New 2022 Notes and the 2023 Notes were classified as current liabilities at June 30, 2006 and December 31, 2005, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Discontinued Operations and Pending Divestitures

During September 2005, our Board of Directors approved the divestiture of 76-bed Williamson Memorial Hospital (“Williamson”) in Williamson, West Virginia. As further discussed below, we anticipate a sale of Williamson to occur no later than November 1, 2006. Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Williamson’s financial position, operating results and cash flows have been presented as discontinued operations in the interim condensed consolidated financial statements. The underlying details of discontinued operations included in the consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenue	$9,007	$8,420	$19,856	$17,709

Costs and expenses:
Salaries and benefits	4,386	4,220	9,167	8,822
Provision for doubtful accounts	1,303	465	3,169	2,022
Depreciation and amortization	—	308	—	619
Other operating expenses	3,059	3,400	6,532	7,069

Total operating expenses	8,748	8,393	18,868	18,532

Income (loss) before income taxes	259	27	988	(823)
Income tax (expense) benefit	(99)	(10)	(378)	339

Income (loss) from discontinued operations	$160	$17	$610	$(484)

The major classes of assets of discontinued operations in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2006	December 31, 2005
Property, plant and equipment, net	$12,945	$12,588
Goodwill	5,495	5,495

Total assets of discontinued operations	$18,440	$18,083

Activity Subsequent to June 30, 2006. On July 24, 2006, we announced that we had signed a definitive agreement to sell Williamson and our two general acute care hospitals in Arkansas (125-bed Southwest Regional Medical Center in Little Rock and 103-bed Summit Medical Center in Van Buren). Subject to regulatory approvals, we anticipate that this transaction will close on or before November 1, 2006. The two Arkansas hospitals generated approximately $0.1 million and $0.2 million of after tax net losses during the six months ended June 30, 2006 and 2005, respectively.

On August 7, 2006, we announced that we had signed a definitive agreement to sell our two psychiatric hospitals (80-bed SandyPines in Tequesta, Florida and 104-bed University Behavioral Center in Orlando, Florida) and certain real property in Lakeland, Florida that we operated as an inpatient psychiatric facility through December 31, 2000. Subject to regulatory approvals, we anticipate that this transaction will close on or before October 1, 2006. The two psychiatric hospitals generated approximately $0.2 million and $0.9 million of after tax net income during the six months ended June 30, 2006 and 2005, respectively.

Along with Williamson, the two Arkansas hospitals and the two psychiatric hospitals will be reflected as discontinued operations in our next Quarterly Report on Form 10-Q. Accordingly, such hospitals’ results of operations and cash flows for all periods presented will be reclassified to discontinued operations in the interim consolidated financial statements, and the corresponding assets and liabilities will be grouped with Williamson’s and segregated on the balance sheets.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Insurance Claims

In late August 2005, Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama and caused substantial damage to residential and commercial properties in Mississippi, where we own and operate a number of hospitals. We cannot predict the long-term effect that the damage caused by Hurricane Katrina will have on our patients, payors and vendors or the local economies in Mississippi and other impacted areas. Additionally, during the quarter ended September 30, 2004, four hurricanes and one tropical storm made landfall in Florida, where we own and operate a number of hospitals. Hurricane damage and disruption to our hospitals in the affected areas, as well as to employees’ homes, local businesses and physicians’ offices, was extensive. One of our hospitals in South Carolina also suffered hurricane-related damage during such period.

The interim condensed consolidated financial statements for the three and six months ended June 30, 2005 include approximately $4.1 million of revenue attributable to hurricane and storm activity insurance claim recovery gains for renovations and equipment replacement. Additionally, the interim condensed consolidated financial statements for the six months ended June 30, 2005 include approximately $2.6 million of revenue from business interruption insurance policies for hurricane and storm-related claims. No business interruption insurance or other similar insurance-related revenue was recorded during the six months ended June 30, 2006.

9. Other Significant Matters

Effective June 30, 2005, we modified our allowance for doubtful accounts reserve policy for self-pay accounts in order to reserve 100% of those accounts that have aged 120 days or more from date of discharge (prior thereto we reserved such accounts at 150 days). This policy modification reflects increases in uninsured and underinsured patient service volume that are being experienced by both our company and the hospital industry as a whole. In light of these trends, we concluded that reserving self-pay accounts at 120 days was appropriate. Therefore, we recognized an increase in our provision for doubtful accounts of approximately $35.3 million during the three and six months ended June 30, 2005. This change in accounting estimate reduced net income and diluted earnings per share by approximately $21.8 million and $0.09, respectively, during both such periods.

During the three and six months ended June 30, 2005, we recognized approximately $14.9 million of revenue attributable to gains on sales of a (i) medical office building and land in Jackson, Mississippi and (ii) two home health agencies. Historically, these disposed assets contributed nominally to our operating results.

On June 23, 2006, we announced that our Board of Directors approved a program to repurchase up to $250 million of our common stock. After purchasing 500,000 shares of common stock, we temporarily suspended the common stock repurchase program from June 30, 2006 until the close of business on August 1, 2006, which was the first date that the holders of the 2023 Notes could have required us to repurchase their notes. Through August 4, 2006, we repurchased a total of 712,700 shares of our common stock under this program in the open market at an aggregate cost of approximately $14.3 million. We will continue to repurchase shares of our common stock until we reach $250 million of aggregate purchases or until we otherwise decide to terminate the repurchase program. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2 of Part II.

On August 1, 2006, we announced that our Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock, payable on September 5, 2006 to stockholders of record at the close of business on August 11, 2006.

10. Contingencies

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

On September 3, 2004, a lawsuit, Olga S. Estrada v. Health Management Associates, Inc., was initiated in the South Carolina Court of Common Pleas, Seventh Judicial Circuit. This case was subsequently removed to the United States District Court for the District of South Carolina, Spartanburg Division. The plaintiff subsequently dismissed this lawsuit and, on

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Contingencies (Continued)

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

The above lawsuits are similar to other lawsuits filed against hospitals throughout the country regarding charges to uninsured patients. We believe that the billing and collection practices at all of our subsidiary hospitals are appropriate, reasonable and in compliance with all applicable laws, rules and regulations. Accordingly, we intend to vigorously defend our company and our subsidiaries against the allegations contained in the above lawsuits. As it is not possible to estimate the ultimate loss, if any, relative to such lawsuits, no loss accruals have been recorded for these matters at June 30, 2006 or December 31, 2005.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

At June 30, 2006, Health Management Associates, Inc. (“we,” “our” or “us”) operated 60 general acute care hospitals and two psychiatric hospitals in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia.

Unless specifically indicated otherwise, the following discussion excludes 76-bed Williamson Memorial Hospital (“Williamson”) in Williamson, West Virginia. The operations of such hospital during the periods ended June 30, 2006 and 2005 were not material to our consolidated results of operations. The following discussion includes the results of operations for (i) two general acute care hospitals in Arkansas (228 total beds) that we plan to divest concurrently with Williamson and (ii) two psychiatric hospitals (184 total beds) that we plan to divest along with certain dormant real property. These four hospitals generated aggregate net patient service revenue of approximately $40.7 million and $38.7 million during the six months ended June 30, 2006 and 2005, respectively. The corresponding combined after tax net income from these four hospitals was approximately $0.1 million and $0.7 million, respectively. Subject to regulatory approvals, we anticipate the sales of these hospitals and the real property to occur during the quarter ending December 31, 2006. See Note 7, Discontinued Operations and Pending Divestitures, to the Interim Condensed Consolidated Financial Statements in Item 1.

During the three months ended June 30, 2006, which we refer to as the 2006 Three Month Period, we experienced total revenue growth over the three months ended June 30, 2005, which we refer to as the 2005 Three Month Period, of approximately 8.2%. As more fully discussed below, the 2005 Three Month Period total revenue included approximately $19.0 million of gains on sales of assets and insurance recoveries. Increased 2006 Three Month Period net patient service revenue resulted from the inclusion of revenue from hospitals we acquired after March 31, 2005 and favorable case mix trends, as well as improvements in surgical volume, emergency room visits and reimbursement rates. Consolidated net income and net income per diluted share decreased by 10.9% and 8.6%, respectively, during the 2006 Three Month Period when compared to the 2005 Three Month Period. Offsetting the net increase in total revenue during the 2006 Three Month Period, and ultimately causing a year-over-year reduction in net income, were incremental costs pertaining to a new accounting pronouncement for stock-based compensation, higher levels of uncompensated care and lower occupancy rates. Also adversely impacting net income during the 2006 Three Month Period were increased costs for newly hired physician employees, utilities, professional fees (i.e., primarily non-employed temporary physicians and physician on call charges), physician recruitment, insurance and interest.

At our hospitals that were in operation during all of the 2006 Three Month Period and the 2005 Three Month Period, which we refer to as same hospitals, surgeries and emergency room visits increased 0.5% and 0.2%, respectively; however, we experienced a corresponding same hospital admissions decline of 1.1%. This decline is due, in part, to a health care industry trend wherein physicians are performing more medical procedures in their offices rather than in hospitals. We believe that our adherence to the acquisition criteria we have strictly followed for many years, whereby we acquire hospitals in growing non-urban areas and in areas where we believe the opportunity to reverse outmigration to other hospitals exists, will ultimately be successful. Furthermore, our hospitals continue to add physicians to their medical staffs and medical equipment to their hospitals in order to meet the needs of the communities they serve. We believe that, over time, these investments, coupled with improved demographics, will yield increased hospital surgeries, emergency room visits and admissions.

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net patient service revenue during the 2006 Three Month Period and the 2005 Three Month Period generated on an outpatient basis. We continue to improve our emergency room and diagnostic imaging services to meet the needs of the communities we serve and have invested capital in nearly every one of our hospitals during the last five years in one of these two areas. Notwithstanding this continuous operational focus, our same hospital 2006 Three Month Period adjusted admissions, which adjusts admissions for outpatient volume, declined by 0.1% when compared to the 2005 Three Month Period.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. This general industry trend has also affected us, with our self-pay same hospital admissions as a percentage of total admissions increasing to approximately 7.5% during the 2006 Three Month Period, as compared to 6.9% during the 2005 Three Month

Period. We also experienced a 100 basis point same hospital increase in self-pay admissions as a percentage of total admissions when comparing the 2006 Three Month Period to the three months ended March 31, 2006. We continually evaluate our policies and programs in light of these trends and other information available to us and consider changes or modifications to our policies as circumstances warrant.

Our provision for doubtful accounts during the 2006 Three Month Period declined 240 basis points to 8.9% of net patient service revenue as compared to 11.3% of net patient service revenue during the 2005 Three Month Period. The change in accounting estimate relative to the provision for doubtful accounts for self-pay accounts receivable, which is more fully discussed at Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1, contributed approximately 380 basis points to the 2005 Three Month Period percentage. Excluding the impact of such change in accounting estimate, there was an incremental 2006 Three Month Period increase in the provision for doubtful accounts as a percentage of net patient service revenue that was primarily attributable to the increased prevalence of uninsured and underinsured patients.

We believe that our recurring provision for doubtful accounts as a percentage of total revenue has historically been lower than our industry peer group average because our historical charity care and indigent policies have resulted in a higher percentage of uninsured patient accounts being treated as foregone/unrecognized revenue rather than as a component of the provision for doubtful accounts. However, more recently, in our attempt to pursue collection of amounts due from uninsured patient accounts that are at a higher multiple of the federal poverty level guidelines, such accounts are now more likely to remain in our accounts receivable for a longer period of time and be reserved in our provision for doubtful accounts.

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

The 2006 Three Month Period reflects the transitional effects of the modified prospective methodology for adopting SFAS No. 123(R); however, in accordance with such accounting pronouncement, the 2005 Three Month Period has not been restated. As a result of applying the principles of SFAS No. 123(R) and shifting from stock option awards to deferred stock and restricted stock awards (in some cases with performance and market conditions as a prerequisite to vesting) to provide incentive compensation and retain key individuals, stock-based compensation expense increased from approximately $0.9 million in the 2005 Three Month Period to $4.8 million in the 2006 Three Month Period. Additionally, stock-based compensation for the six months ended June 30, 2005, which we refer to as the 2005 Six Month Period, was approximately $1.8 million and increased to $9.6 million for the six months ended June 30, 2006, which we refer to as the 2006 Six Month Period. At June 30, 2006, there was approximately $37.1 million of unrecognized compensation cost attributable to all of our stock-based plans and such amount is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 2.5 years.

Physician and Physician Group Guarantees. As more fully discussed at Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1, we adopted the accounting and financial reporting provisions of Financial Accounting Standards Board Staff Position FIN No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, on January 1, 2006. Adoption of this new accounting guidance did not have a material impact on our results of operations during the 2006 Three Month Period or the 2006 Six Month Period; however, we estimate that the overall impact will be an increase in our diluted earnings per share of up to $0.01 during the year ending December 31, 2006.

Income Taxes. As more fully discussed at Note 5 to the Interim Condensed Financial Statements in Item 1, during June 2006 the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). Among other things, FIN 48 prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. We are required to adopt FIN 48 on January 1, 2007. Implementation adjustments, if any, will be treated as a change in accounting principle and will be reflected as a cumulative effect adjustment to our retained earnings on such date. Retrospective application of FIN 48 is prohibited. Due to the recent issuance of FIN 48 and the complex analyses required thereunder, we have not yet determined the impact that such accounting guidance will have on our consolidated financial position, results of operations and footnote disclosures; however, there will be no material impact on our consolidated statements of cash flows.

2006 Three Month Period Compared to the 2005 Three Month Period

The following tables summarize our results of operations for the 2006 Three Month Period and the 2005 Three Month Period (unaudited):

	Three Months Ended June 30,
	2006		2005
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(in thousands)		(in thousands)
Revenue:
Net patient service revenue	$1,022,006	100.0%	$925,844	98.0%
Gains on sales of assets and insurance recoveries	—	—	19,039	2.0

Total revenue	1,022,006	100.0	944,883	100.0

Costs and expenses:
Salaries and benefits	408,061	39.9	351,852	37.2
Supplies	142,248	13.9	132,322	14.0
Provision for doubtful accounts	91,206	8.9	104,947	11.1
Depreciation and amortization	45,391	4.5	38,805	4.1
Rent expense	21,284	2.1	19,559	2.1
Other operating expenses	175,729	17.2	153,172	16.2
Interest, net	11,305	1.1	2,852	0.3

Total costs and expenses	895,224	87.6	803,509	85.0

Income from continuing operations before minority interests and income taxes	126,782	12.4	141,374	15.0
Minority interests in earnings of consolidated entities	(1,077)	(0.1)	(838)	(0.1)

Income from continuing operations before income taxes	125,705	12.3	140,536	14.9
Provision for income taxes	(48,560)	(4.8)	(53,781)	(5.7)

Income from continuing operations	$77,145	7.5%	$86,755	9.2%

	Three Months Ended June 30,		Change		Percent Change
	2006	2005
Same Hospitals
Occupancy	43.4%	44.5%	(110	) bps*	n/a
Patient days	321,624	327,324	(5,700)		(1.7)%
Admissions	75,177	75,985	(808)		(1.1)%
Adjusted admissions	128,209	128,367	(158)		(0.1)%
Total surgeries	68,724	68,398	326		0.5%
Outpatient revenue percentage	49.7%	49.5%	20	bps	n/a
Inpatient revenue percentage	50.3%	50.5%	(20	) bps	n/a

Total Hospitals
Occupancy	44.3%	45.5%	(120	) bps	n/a
Patient days	347,238	342,392	4,846		1.4%
Admissions	78,219	76,088	2,131		2.8%
Adjusted admissions	134,721	128,666	6,055		4.7%
Total surgeries	72,386	69,316	3,070		4.4%
Outpatient revenue percentage	49.8%	49.3%	50	bps	n/a
Inpatient revenue percentage	50.2%	50.7%	(50	) bps	n/a

*	basis points

Our net patient service revenue for the 2006 Three Month Period was $1,022.0 million as compared to $925.8 million for the 2005 Three Month Period. This change represents an increase of $96.2 million or 10.4%. Same hospitals provided approximately $37.7 million, or 39.2%, of the increase in net patient service revenue as a result of increases in surgeries, emergency room visits and reimbursement rates, as well as favorable case mix trends. Of the remaining $58.5 million increase in net patient service revenue, (i) $56.0 million was attributable to individual hospitals we acquired in each of December 2005, January 2006, February 2006, May 2006 and June 2006 and (ii) $2.5 million related to a net increase in miscellaneous revenue.

Net patient service revenue per adjusted admission at our same hospitals increased 4.2% during the 2006 Three Month Period as compared to the 2005 Three Month Period. Contributing factors to such change included increased patient acuity and improvements in Medicare and Medicaid pricing, as well as the effects of favorably renegotiated agreements with certain commercial providers.

During the 2005 Three Month Period, we recognized approximately $14.9 million of revenue attributable to gains on sales of (i) a medical office building and land in Jackson, Mississippi and (ii) two home health agencies. Additionally, during such period we recorded revenue attributable to insurance claim recovery gains for renovations and equipment approximating $4.1 million. See Notes 8 and 9 to the Interim Condensed Consolidated Financial Statements in Item 1.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Foregone charges for charity care and indigent write-offs were $144.5 million or 4.1% of gross patient service revenue during the 2006 Three Month Period and $144.5 million or 4.4% of gross patient service revenue during the 2005 Three Month Period. Effective June 30, 2005, we changed our policy to reserve 100% of all self-pay accounts receivable that have aged 120 days or more from the date of discharge (prior thereto, the policy was to reserve 100% when the account balance reached 150 days old). As discussed at Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1, this modification resulted in our recognition of an increase in our provision for doubtful accounts of approximately $35.3 million during the 2005 Three Month Period. For commercial accounts receivable over 150 days old, we also reserve 100% of the account balance. We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, significantly contributes to billing accuracy and effective accounts receivable management. Our hospitals also work diligently to help uninsured patients qualify for Medicaid and other state and local financial assistance programs.

Salaries and benefits, as a percent of net patient service revenue, increased to 39.9% for the 2006 Three Month Period from 38.0% for the 2005 Three Month Period. This increase in the salaries and benefits percentage is partially attributable to (i) the incremental impact of stock-based compensation (i.e., an increase of approximately $3.9 million in the 2006 Three Month Period over the 2005 Three Month Period) and (ii) an increase in total employed physicians that primarily resulted from our May 1, 2006 acquisition of Cleveland Clinic–Naples Hospital (now known as Physicians Regional Medical Center – see Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1). Same hospital salaries and benefits, exclusive of the impact of stock-based compensation, increased from 37.8% of net patient service revenue during the 2005 Three Month Period to 38.3% during the 2006 Three Month Period. The percentage increase is a result of our strategic initiatives to (i) hire more primary care physicians and family practitioners to improve and enhance physician referral patterns and (ii) employ physicians on a short-term basis in order to facilitate their entry into markets where our hospitals operate.

Supplies, as a percent of net patient service revenue, declined to 13.9% for the 2006 Three Month Period from 14.3% for the 2005 Three Month Period. Notwithstanding this favorable trend, we continue to experience higher supply costs for certain surgical procedures (e.g., orthopedic implants, drug-eluting stents, etc.).

Other operating costs, as a percentage of net patient service revenue, increased from 16.5% during the 2005 Three Month Period to 17.2% during the 2006 Three Month Period. In addition to increased costs for utilities, professional fees, physician recruitment and insurance during the 2006 Three Month Period, the percentage increase was due to higher costs at the hospitals we acquired after March 31, 2005.

Net interest expense increased from approximately $2.9 million during the 2005 Three Month Period to $11.3 million during the 2006 Three Month Period. Such change is attributable to an increased weighted average revolving credit agreement outstanding balance during the 2006 Three Month Period when compared to the 2005 Three Month Period and higher interest rates during the 2006 Three Month Period. Outstanding borrowings under our credit agreement during the 2006 Three Month Period resulted from acquisition activity, certain income tax payments and the repurchase of certain of our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”). Specifically, our repurchase of certain of the New 2022 Notes caused our interest expense to increase by approximately $3.6 million during the 2006 Three Month Period because the effective annual interest rate of the New 2022 Notes (i.e., 0.875%) is substantially less than the corresponding variable rate under our credit agreement and the effective interest rate on our 6.125% Senior Notes due 2016. See “Liquidity-Capital Resources, Credit Facilities” below and Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1.

Our effective income tax rates were approximately 38.6% and 38.3% during the 2006 Three Month Period and the 2005 Three Month Period, respectively.

2006 Six Month Period Compared to the 2005 Six Month Period

The following tables summarize our results of operations for the 2006 Six Month Period and the 2005 Six Month Period (unaudited):

	Six Months Ended June 30,
	2006		2005
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(in thousands)		(in thousands)
Revenue:
Net patient service revenue	$2,054,666	100.0%	$1,834,003	99.0%
Gains on sales of assets and insurance recoveries	—	—	19,039	1.0

Total revenue	2,054,666	100.0	1,853,042	100.0

Costs and expenses:
Salaries and benefits	813,844	39.6	705,536	38.1
Supplies	287,626	14.0	261,675	14.1
Provision for doubtful accounts	174,982	8.5	167,963	9.1
Depreciation and amortization	89,169	4.3	75,836	4.1
Rent expense	41,676	2.0	37,129	2.0
Other operating expenses	354,565	17.3	293,557	15.8
Interest, net	19,707	1.0	6,667	0.4
Write-off of deferred financing costs	4,628	0.2	—	—

Total costs and expenses	1,786,197	86.9	1,548,363	83.6

Income from continuing operations before minority interests and income taxes	268,469	13.1	304,679	16.4
Minority interests in earnings of consolidated entities	(1,735)	(0.1)	(1,737)	(0.1)

Income from continuing operations before income taxes	266,734	13.0	302,942	16.3
Provision for income taxes	(102,826)	(5.0)	(115,923)	(6.2)

Income from continuing operations	$163,908	8.0%	$187,019	10.1%

	Six Months Ended June 30,		Change		Percent Change
	2006	2005
Same Hospitals
Occupancy	47.1%	48.4%	(130	) bps*	n/a
Patient days	629,567	641,749	(12,182)		(1.9)%
Admissions	144,797	147,724	(2,927)		(2.0)%
Adjusted admissions	243,466	246,486	(3,020)		(1.2)%
Total surgeries	130,126	127,604	2,522		2.0%
Outpatient revenue percentage	49.9%	47.3%	260	bps	n/a
Inpatient revenue percentage	50.1%	52.7%	(260	) bps	n/a

Total Hospitals
Occupancy	47.3%	48.5%	(120	) bps	n/a
Patient days	729,735	709,227	20,508		2.9%
Admissions	162,670	156,771	5,899		3.8%
Adjusted admissions	274,782	259,529	15,253		5.9%
Total surgeries	144,911	135,398	9,513		7.0%
Outpatient revenue percentage	50.4%	47.6%	280	bps	n/a
Inpatient revenue percentage	49.6%	52.4%	(280	) bps	n/a

*	basis points

Our net patient service revenue for the 2006 Six Month Period was $2,054.7 million as compared to $1,834.0 million for the 2005 Six Month Period. This change represents an increase of $220.7 million or 12.0%. Our hospitals that were in operation during all of the 2006 Six Month Period and the 2005 Six Month Period, which we refer to as the same six month hospitals, provided approximately $86.2 million, or 39.1%, of the increase in net patient service revenue as a result of increases in surgeries and reimbursement rates, as well as favorable case mix trends. Of the remaining $134.5 million increase in net patient service revenue, (i) $131.5 million was attributable to three hospitals we acquired in February 2005 and individual hospitals we acquired in each of April 2005, December 2005, January 2006, February 2006, May 2006 and June 2006 and (ii) $3.0 million related to a net increase in miscellaneous revenue.

Net patient service revenue per adjusted admission at our same six month hospitals increased 6.0% during the 2006 Six Month Period as compared to the 2005 Six Month Period. Contributing factors to such change included increased patient acuity and improvements in Medicare and Medicaid pricing, as well as the effects of favorably renegotiated agreements with certain commercial providers.

During the 2005 Six Month Period, we recognized approximately $19.0 million of revenue attributable to gains on sales of assets and insurance recoveries. See the discussion of such matters above under the heading “2006 Three Month Period Compared to the 2005 Three Month Period,” as well as Notes 8 and 9 to the Interim Condensed Consolidated Financial Statements in Item 1.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Foregone charges for charity care and indigent write-offs were $294.1 million or 4.1% of gross patient service revenue during the 2006 Six Month Period and $279.5 million or 4.3% of gross patient service revenue during the 2005 Six Month Period. Certain of our significant policies and practices regarding charity and indigent care and the provision for doubtful accounts are discussed above under the heading “2006 Three Month Period Compared to the 2005 Three Month Period.”

Our provision for doubtful accounts as a percentage of net patient service revenue declined 70 basis points from 9.2% during the 2005 Six Month Period to 8.5% during the 2006 Six Month Period. As discussed at Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1, during the 2005 Six Month Period our provision for doubtful accounts policy modification for self-pay accounts receivable resulted in the recognition of additional expense of approximately $35.3 million during such period, thereby contributing approximately 190 basis points to the 2005 Six Month Period percentage. Excluding the impact of such accounting policy modification, there was an incremental 2006 Six Month Period increase in the provision for doubtful accounts as a percentage of net patient service revenue that was primarily attributable to the increased prevalence of uninsured and underinsured patients.

Salaries and benefits, as a percent of net patient service revenue, increased to 39.6% for the 2006 Six Month Period from 38.5% for the 2005 Six Month Period. This increase in the salaries and benefits percentage is partially attributable to (i) the incremental impact of stock-based compensation (i.e., an increase of approximately $7.8 million in the 2006 Six Month Period over the 2005 Six Month Period) and (ii) additional employed physicians that joined us primarily as a result of an acquisition (see above under the heading “2006 Three Month Period Compared to the 2005 Three Month Period”). Same six month hospital salaries and benefits, exclusive of the impact of stock-based compensation, increased from 37.3% of net patient service revenue during the 2005 Six Month Period to 38.0% during the 2006 Six Month Period. The percentage increase is a result of our strategic initiatives to (i) hire more primary care physicians and family practitioners to improve and enhance physician referral patterns and (ii) employ physicians on a short-term basis in order to facilitate their entry into markets where our hospitals operate.

Supplies, as a percent of net patient service revenue, declined to 14.0% for the 2006 Six Month Period from 14.3% for the 2005 Six Month Period. Notwithstanding this favorable trend, we continue to experience higher supply costs for certain surgical procedures (e.g., orthopedic implants, drug-eluting stents, etc.).

Other operating costs, as a percentage of net patient service revenue, increased from 16.0% during the 2005 Six Month Period to 17.3% during the 2006 Six Month Period. In addition to increased costs for utilities, professional fees, physician recruitment, insurance and repairs and maintenance during the 2006 Six Month Period, the percentage increase was due to higher costs at the hospitals we acquired after December 31, 2004.

Net interest expense increased from approximately $6.7 million during the 2005 Six Month Period to $19.7 million during the 2006 Six Month Period. Such change is attributable to an increased weighted average revolving credit agreement outstanding balance during the 2006 Six Month Period when compared to the 2005 Six Month Period and higher interest rates during the 2006 Six Month Period. Outstanding borrowings under our credit agreement during the 2006 Six Month Period were necessary for the reasons set forth above under the heading “2006 Three Month Period Compared to the 2005 Three Month Period.” Specifically, our repurchase of certain of the New 2022 Notes caused our interest expense to increase by approximately $5.4 million during the 2006 Six Month Period because the effective annual interest rate of the New 2022 Notes (i.e., 0.875%) is substantially less than the corresponding variable rate under our credit agreement and the effective rate on our 6.125% Senior Note due 2016. See “Liquidity-Capital Resources, Credit Facilities” below and Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1.

In connection with our repurchase of certain of the New 2022 Notes on January 31, 2006, we wrote off approximately $4.6 million of deferred financing costs, which adversely impacted diluted earnings per share by approximately $0.01 during the 2006 Six Month Period.

Our effective income tax rates were approximately 38.6% and 38.3% during the 2006 Six Month Period and the 2005 Six Month Period, respectively.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operations provide the primary source of cash for our ongoing business needs. The following is a summary of our recent cash flow activity (in thousands):

	Six Months Ended June 30,
	2006	2005
Sources (uses) of cash and cash equivalents:
Operating activities	$275,194	$283,543
Investing activities	(376,063)	(466,787)
Financing activities	119,601	98,510
Discontinued operations	467	1,502

Net increase (decrease) in cash and cash equivalents	$19,199	$(83,232)

Operating Activities

Our cash flows from continuing operating activities decreased approximately $8.3 million or 2.9% during the 2006 Six Month Period when compared to the 2005 Six Month Period. Despite lower net income and growth in accounts receivable during the 2006 Six Month Period, efficient management of our other operating assets and liabilities led to stable cash flows from continuing operating activities during such period. Business interruption insurance proceeds of approximately $5.0 million and $10.0 million were included in cash flows from continuing operating activities during the 2006 Six Month Period and the 2005 Six Month Period, respectively. Such amounts have generally been utilized to make minor repairs and fund remediation efforts at the hospitals impacted by hurricane and storm activity.

Investing Activities

Cash used in investing activities during the 2006 Six Month Period consisted primarily of (i) $177.9 million that was paid for hospitals we acquired with effective acquisition dates of February 1, 2006, May 1, 2006 and June 1, 2006, (ii) a final working capital settlement payment of approximately $4.7 million pertaining to an acquisition from a prior period, (iii) $177.6 million for additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities, new hospital construction and capital expenditures for hospital replacement projects, and (iv) a net increase in restricted funds of $20.2 million. Offsetting these cash outlays were cash receipts of approximately $4.3 million from sales of assets (principally property, plant and equipment).

During the 2005 Six Month Period, cash used in investing activities consisted primarily of (i) $321.8 million paid for three hospitals we acquired in February 2005 and the hospital we acquired with an effective date of April 1, 2005, (ii) $160.7 million for additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with two hospital replacement projects, and (iii) a net increase in restricted funds of $10.6 million. Offsetting these cash outlays were cash receipts of approximately $26.2 million from sales of assets and insurance recoveries (see Notes 8 and 9 to the Interim Condensed Consolidated Financial Statements in Item 1). Insurance proceeds have generally been utilized for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

Financing Activities

Cash provided by financing activities during the 2006 Six Month Period included (i) borrowings of $435.0 million under our revolving credit agreement in order to finance our hospital acquisitions, certain income tax payments and our repurchase of a portion of the New 2022 Notes, (ii) net proceeds from the April 21, 2006 sale of $400.0 million of our 6.125% Senior Notes due 2016 and (iii) proceeds from exercises of stock options of $5.2 million. As more fully discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, during the 2006 Six Month Period we

(i) repurchased approximately $275.9 million of the New 2022 Notes on January 31, 2006, which represented the accreted value thereof on such date, and (ii) utilized the net proceeds from the sale of our 6.125% Senior Notes to repay a portion of the balance outstanding under our revolving credit agreement. Other cash used by financing activities during the 2006 Six Month Period included dividend payments, principal payments on capital lease obligations and cash distributions to minority shareholders of approximately $28.9 million, $6.8 million and $1.9 million, respectively. Additionally, approximately $1.2 million of cash was expended during such period in furtherance of our ongoing $250 million common stock repurchase program.

Cash provided by financing activities during the 2005 Six Month Period included borrowings of $180.0 million under our revolving credit agreement in order to finance the acquisition of three hospitals in February 2005 and one hospital we acquired with an effective date of April 1, 2005. Proceeds from exercises of stock options provided an additional $43.3 million during such period. Cash used by financing activities during the 2005 Six Month Period included dividend payments, distributions to minority shareholders and payments of financing costs of approximately $18.8 million, $0.7 million and $2.0 million, respectively, as well as principal payments on debt and capital lease obligations of $104.9 million.

Days Sales Outstanding

In connection with our change of fiscal year end, we announced a number of financial and quality objectives for the year ending December 31, 2006, including days sales outstanding, or DSO, which is calculated, in part, by dividing quarterly net patient service revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on accounts receivable. Our DSO at June 30, 2006 was 66 days, which compares to 69 days and 65 days at December 31, 2005 and June 30, 2005, respectively, and is within our published DSO objective range of 62 days to 69 days.

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

Capital Resources

Credit Facilities

We currently have a credit agreement with a syndicate of banks that expires on May 14, 2009. The credit agreement allows us to borrow, on a revolving unsecured basis, up to $750.0 million (including standby letters of credit). Under the credit agreement, we can elect whether the interest rate we pay is based on the prime rate or the LIBOR rate. Our effective interest rate includes a spread above the base rate we select and is subject to modification if our debt rating changes. Such effective interest rate and our credit availability under the credit agreement at June 30, 2006 were 5.82% and $460.0 million, respectively. Subsequent to June 30, 2006, we reduced the amount outstanding under the credit agreement by $15.0 million, thereby increasing our availability to $475.0 million on August 4, 2006.

Under the terms of the credit agreement, we are obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, the credit agreement contains covenants that, without the prior consent of the lenders, limit certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional amounts, make guarantees and grant security interests. We have complied with our financial covenants, which are calculated at June 30, 2006 as follows:

	Requirement	Level
Maximum permitted consolidated leverage ratio	< 3.00 to 1.00	1.88 to 1.00
Minimum required consolidated interest coverage ratio	> 3.00 to 1.00	11.75 to 1.00

We executed a $20.0 million unsecured Demand Promissory Note in favor of a bank, which is to be used as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the Demand Promissory Note, we may borrow and repay on a revolving unsecured basis up to the principal face amount of the note. All principal and accrued interest outstanding under the Demand Promissory Note will be immediately due and payable upon the bank’s written demand. Absent such demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. The Demand Promissory Note’s effective interest rate on June 30, 2006 was 5.88%; however, there were no amounts outstanding thereunder on such date.

Senior Debt Securities

6.125% Senior Notes due 2016 (the “Senior Notes”). As more fully discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, on April 21, 2006 we completed an underwritten public offering of $400.0 million of our Senior Notes, which are unsecured obligations that rank equally in priority with our credit agreement. The Senior Notes are expressly senior in right of payment to our 1.50% Convertible Senior Subordinated Notes due 2023, Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 and Zero-Coupon Convertible Senior Subordinated Notes due 2022. Exclusive of transaction-related expenses, the sale of the Senior Notes resulted in our receipt of net proceeds approximating $396.3 million, which we utilized to repay a portion of the balance outstanding under our credit agreement. The Senior Notes mature on April 15, 2016 and bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2006. We intend to fund our semi-annual interest payments with available cash balances, cash provided by operating activities and, if necessary, amounts available under our credit agreement.

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

1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). At June 30, 2006, there was $575.0 million outstanding under the 2023 Notes. As more fully discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, we were required to repurchase $267,000 in principal face value 2023 Notes on August 1, 2006. The holders of the remaining 2023 Notes may require us to repurchase such notes for their principal face value on August 1, 2008.

As more fully discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, we modified the indenture that governs the 2023 Notes on June 30, 2006. Such modification requires us to make additional cash payments (“Non-Put Payments”) to the noteholders equal to 2.875% per annum of the principal face amount of their outstanding 2023 Notes. Inclusive of the 1.50% per annum interest provided in the original indenture, the noteholders will receive total annual payments of 4.375% of the principal face amount of their outstanding 2023 Notes. The Non-Put Payments will be made semi-annually, in arrears, on February 1 and August 1 of each year. The first of the Non-Put Payments will be on February 1, 2007 to holders of record on January 15, 2007. We intend to fund our semi-annual interest payments and Non-Put Payments with available cash balances, cash provided by operating activities and, if necessary, amounts available under our credit agreement.

Dividends and Stock Repurchase Program

During the 2006 Six Month Period, we paid aggregate cash dividends of $0.12 per common share (approximately $28.9 million). Additionally, on August 1, 2006 we announced that our Board of Directors declared a cash dividend of $0.06 per share of common stock, payable on September 5, 2006 to stockholders of record at the close of business on August 11, 2006.

On June 23, 2006, we announced that our Board of Directors approved a program to repurchase up to $250 million of our common stock. In connection with the abovementioned Non-Put Payments, we temporarily suspended the common stock repurchase program from June 30, 2006 until the close of business on August 1, 2006, which was the first date that the holders of the 2023 Notes could have required us to repurchase their notes. Through August 4, 2006, we repurchased a total of 712,700 shares of our common stock under this program in the open market at an aggregate cost of approximately $14.3 million. We will continue to repurchase shares of our common stock until we reach $250 million of aggregate purchases or until we otherwise decide to terminate the repurchase program.

Our dividend payments and common stock repurchase program are funded with available cash balances, cash provided by operating activities and amounts available under our credit agreement. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2 of Part II.

Standby Letters of Credit

At June 30, 2006, we maintained approximately $25.4 million of standby letters of credit in favor of third parties with various expiration dates through May 17, 2007. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, amounts available under our credit agreement.

Capital Expenditures

Among other things, our long-term business strategy calls for us to continue to acquire hospitals that meet our acquisition criteria. Historically, acquisitions of hospitals accounted for a significant portion of our capital expenditures in any given fiscal year and/or quarter. We generally fund acquisitions, replacement hospitals and other ongoing capital expenditure requirements with available cash balances, cash generated from operating activities, amounts available under our credit agreement and proceeds from long-term debt issuances, or a combination thereof. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for discussion of our recently completed acquisitions.

A number of hospital renovation and/or expansion projects were underway at June 30, 2006. We do not believe that any of these projects are individually significant or that they represent, in the aggregate, a significant commitment of our resources. We completed construction of our replacement hospital in Carlisle, Pennsylvania in January 2006 and we plan to open our new Collier Regional Medical Center in Naples, Florida, which is currently under construction, in early 2007. Within the next year, we anticipate that we will spend approximately $30 million to $40 million for new hospital construction. Additionally, we are obligated to construct a new hospital facility at our Monroe, Georgia location within the next two years. The aggregate cost for such project has not yet been determined but the underlying land parcel was acquired for cash in March 2006.

Hospital and Other Divestitures

As more fully discussed at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1, we entered into two separate definitive agreements to sell three general acute care hospitals, two psychiatric hospitals and certain dormant real property. We expect to utilize the net proceeds therefrom for general corporate purposes. Subject to regulatory approvals, we anticipate that these transactions will close during the quarter ending December 31, 2006.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2006, there were no material changes to the information provided by us in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2005.

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

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended September 30, 2005, Item 1A of Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 and Item 1A of Part II of this Quarterly Report. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any forward-looking statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Primarily as a result of our credit agreement, which carries a variable interest rate, we are exposed to certain interest rate fluctuations. However, the interest rates on most of our long-term debt at June 30, 2006 were fixed and, accordingly, a hypothetical 10.0% change in interest rates would not have a material impact on us but increases in interest rates would correspondingly increase interest expense associated with our future borrowings. We do not currently use derivative instruments to alter the interest rate characteristics of any of our debt.

At June 30, 2006, the fair value and carrying amount of our fixed rate debt, including capital lease obligations, was approximately $1,050.3 million and $1,043.8 million, respectively. Additionally, at such date, both the fair value and carrying amount of our variable rate debt was approximately $302.5 million. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for a discussion of certain debt activity subsequent to June 30, 2006.

The table below summarizes principal cash flows and weighted average interest rates by expected maturity dates.

	Years Ending June 30,
	2007	2008	2009		2010	2011	Thereafter	Totals
	(in thousands, except interest rates)
Long-term debt:
Fixed rate long-term debt, including capital leases	$11,222	$10,646	$10,359		$8,756	$5,480	$411,045	$457,508
Weighted average interest rates	6.1%	6.1%	6.2%		6.0%	6.0%	6.2%	6.2%
Fixed rate convertible long-term debt	$11,514 (a)	—	$574,733	(b)	—	—	—	$586,247
Weighted average interest rates	0.9%	—	4.4	%(c)	—	—	—	4.3%
Variable rate long-term debt	$12,500	—	$290,000		—	—	—	$302,500
Weighted average interest rates	(d)	—	(e)		—	—	—	5.8%

(a)	Holders of the New 2022 Notes and our Zero-Coupon Convertible Senior Subordinated Notes due 2022 can require us to repurchase their notes on January 28, 2007. For purposes of the above table, we assumed that all such notes would be repurchased during the year ending June 30, 2007.
(b)	The holders of the 2023 Notes can require us to repurchase their notes on August 1, 2008. For purposes of the above table, we assumed that all of the 2023 Notes, except for $267,000 of such notes that we were required to repurchase on August 1, 2006, would be repurchased during the year ending June 30, 2009.
(c)	We included the Non-Put Payments in respect of the 2023 Notes, which are more fully described at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, in the determination of our weighted average interest rates for the fixed rate convertible long-term debt.
(d)	The interest rate is the LIBOR rate plus 0.75%. The effective interest rate on the outstanding balance at June 30, 2006 was 5.88%.
(e)	The interest rate is based on the LIBOR rate or the prime rate, plus a spread above the selected base rate. The effective interest rate at June 30, 2006 was 5.82%.

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

PART II— OTHER INFORMATION

Item 1A. Risk Factors

Our business and operations are subject to numerous risks, many of which are described in Part I of our Annual Report on Form 10-K for the year ended September 30, 2005 under the heading “Business— Risk Factors” and Item 1A of Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2006. If any of the events described therein or below should occur, our business and results of operations could be harmed. Additional risks and uncertainties that are not presently known to us, or which we currently deem to be immaterial, could also harm our business and results of operations.

Recent hurricane and storm activity in the Gulf of Mexico has increased our overall insurance costs, reduced our insurance coverage and increased our exposure to self-insured risks.

Regions in and around the Gulf of Mexico experience hurricanes and other extreme weather conditions. As of August 4, 2006, thirty of our hospitals were located in the Gulf States of Florida and Mississippi. Our corporate office and Collier Regional Medical Center, which is currently under construction, are also located in Florida. As a result, these facilities are susceptible to physical damage and interruptions to business. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage experienced in the affected area by our patients, physicians, payors, vendors and others.

Because of substantial hurricane-related losses incurred by insurance carriers covering the Gulf Coast region in recent years, we could not procure affordable insurance policies with the same coverage as in prior years. With the expiration of our former property and business interruption insurance policies on May 31, 2006, we became exposed to greater risk for property damage, business interruption and similar losses. The new insurance policies that we elected to obtain are more costly than our expired policies, impose higher deductibles and self-insured amounts, and limit maximum aggregate recoveries for hurricane-related damage or loss. These modifications to our risk management program could harm our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2006, we announced the commencement of a share repurchase program to acquire up to $250 million of our common stock. We temporarily suspended our common stock repurchase program from June 30, 2006 until the close of business on August 1, 2006, which was the first date that the holders of the 1.50% Convertible Senior Subordinated Notes due 2023 could have required us to repurchase their notes. The table below summarizes purchases made in the open market during each month during the quarter ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
(in thousands)
April 2006	—	$—	—	$—
May 2006	—	—	—	—
June 2006	500,000	19.62	500,000	240,190

Subsequent to June 30, 2006 and through August 4, 2006, we repurchased an additional 212,700 shares of our common stock under the aforementioned program in the open market at a total cost of approximately $4.4 million. We will continue to repurchase shares of our common stock until we reach $250 million of aggregate purchases or until we otherwise decide to terminate the repurchase program.

Item 6. Exhibits

See Index to Exhibits beginning on page 34 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: August 9, 2006	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10) Material Contracts

1.1	Purchase Agreement, dated April 18, 2006, by and among the Company, Citigroup Global Markets Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, previously filed and included as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

4.1	Indenture, dated April 21, 2006, between the Company and U.S. Bank National Association, previously filed and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

4.2	Form of Global Note for the Company’s 6.125% Senior Notes due 2016, previously filed and included as part of Exhibit 4.1 to the Company’s Current Report of Form 8-K dated April 18, 2006, is incorporated herein by reference.

4.3	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, Dated June 30, 2006 to Indenture Dated as of July 29, 2003, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 30, 2006, is incorporated herein by reference.

10.1	First Amendment to Credit Agreement and Limited Consent, dated as of April 4, 2006, by and among the Company, Bank of America, N.A. and certain other lenders to the Credit Agreement, dated May 14, 2004, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 4, 2006, is incorporated herein by reference.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 1350 Certifications.