Form 10-Q
period 2006-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2006-11-09
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

At November 3, 2006, 240,561,369 shares of the registrant’s Class A common stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2006	2005
Revenue:
Net patient service revenue	$994,111	$887,457
Gains on sales of assets and insurance recoveries	—	15,250

Total revenue	994,111	902,707

Costs and expenses:
Salaries and benefits	404,393	355,756
Supplies	133,456	120,791
Provision for doubtful accounts	94,073	74,356
Depreciation and amortization	47,661	42,172
Rent expense	21,040	17,982
Other operating expenses	175,589	152,735
Interest, net	10,746	3,033
Refinancing and debt modification costs	2,974	—

Total costs and expenses	889,932	766,825

Income from continuing operations before minority interests and income taxes	104,179	135,882
Minority interests in earnings of consolidated entities	(436)	(727)

Income from continuing operations before income taxes	103,743	135,155
Provision for income taxes	(40,346)	(47,045)

Income from continuing operations	63,397	88,110
Income (loss) from discontinued operations, including a gain on disposal in 2006, net of income taxes	11,039	(320)

Net income	$74,436	$87,790

Earnings per share:
Basic
Continuing operations	$0.26	$0.36
Discontinued operations	0.05	—

Net income	$0.31	$0.36

Diluted
Continuing operations	$0.26	$0.35
Discontinued operations	0.05	—

Net income	$0.31	$0.35

Dividends per share	$0.06	$0.10

Weighted average number of shares outstanding:
Basic	240,605	246,626

Diluted	243,240	249,869

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Revenue:
Net patient service revenue	$3,005,704	$2,681,834
Gains on sales of assets and insurance recoveries	—	34,289

Total revenue	3,005,704	2,716,123

Costs and expenses:
Salaries and benefits	1,196,502	1,042,457
Supplies	414,500	376,671
Provision for doubtful accounts	266,722	240,233
Depreciation and amortization	135,055	116,146
Rent expense	61,512	53,805
Other operating expenses	520,739	437,696
Interest, net	30,451	9,692
Refinancing and debt modification costs	7,602	—

Total costs and expenses	2,633,083	2,276,700

Income from continuing operations before minority interests and income taxes	372,621	439,423
Minority interests in earnings of consolidated entities	(2,170)	(2,464)

Income from continuing operations before income taxes	370,451	436,959
Provision for income taxes	(143,164)	(162,509)

Income from continuing operations	227,287	274,450
Income (loss) from discontinued operations, including a gain on disposal in 2006, net of income taxes	11,667	(125)

Net income	$238,954	$274,325

Earnings per share:
Basic
Continuing operations	$0.94	$1.12
Discontinued operations	0.05	—

Net income	$0.99	$1.12

Diluted
Continuing operations	$0.93	$1.10
Discontinued operations	0.05	—

Net income	$0.98	$1.10

Dividends per share	$0.18	$0.18

Weighted average number of shares outstanding:
Basic	240,711	245,030

Diluted	243,407	248,686

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$55,896	$69,909
Accounts receivable, net	815,101	704,159
Supplies, prepaid expenses and other assets	136,763	139,749
Restricted funds	22,188	15,908
Deferred income taxes	36,566	—
Assets of discontinued operations	61,027	80,557

Total current assets	1,127,541	1,010,282

Property, plant and equipment	3,314,740	2,885,133
Accumulated depreciation and amortization	(936,753)	(806,259)

Net property, plant and equipment	2,377,987	2,078,874

Restricted funds	60,428	45,700
Goodwill	908,817	851,396
Deferred charges and other assets	76,183	104,972

Total assets	$4,550,956	$4,091,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,145	$128,193
Accrued expenses and other liabilities	315,673	204,443
Deferred income taxes	—	12,695
Current maturities of long-term debt and capital lease obligations	29,900	585,105
Liabilities of discontinued operations	967	1,359

Total current liabilities	472,685	931,795
Deferred income taxes	112,900	116,592
Other long-term liabilities	138,009	113,254
Long-term debt and capital lease obligations, less current maturities	1,285,010	619,179
Minority interests in consolidated entities	56,103	46,229

Total liabilities	2,064,707	1,827,049

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 274,748 and 273,148 shares issued at September 30, 2006 and December 31, 2005, respectively	2,747	2,731
Accumulated other comprehensive income (loss), net of income taxes	618	(88)
Additional paid-in capital	629,320	578,961
Retained earnings	2,400,501	2,204,884

	3,033,186	2,786,488

Treasury stock, 33,713 and 32,500 shares of common stock, at cost, at September 30, 2006 and December 31, 2005, respectively	(546,937)	(522,313)

Total stockholders’ equity	2,486,249	2,264,175

Total liabilities and stockholders’ equity	$4,550,956	$4,091,224

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$238,954	$274,325
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	135,055	116,146
Provision for doubtful accounts	266,722	240,233
Stock-based compensation expense	13,557	1,516
Minority interests in earnings of consolidated entities	2,170	2,464
Gains on sales of assets and insurance recoveries, net	(1,959)	(34,289)
Write-off of deferred financing costs	4,628	—
Non-deferred financing costs	2,974	—
Deferred income tax (benefit) expense	(53,099)	29,803
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(376,798)	(260,607)
Supplies, prepaid expenses and other assets	4,571	(32,524)
Deferred charges and other long-term assets	1,880	21,030
Accounts payable	2,223	28,652
Accrued expenses and other current liabilities	104,621	17,291
Other long-term liabilities	20,616	(6,056)
Equity compensation excess income tax benefit	(1,348)	—
(Income) loss from discontinued operations, net	(11,667)	125

Net cash provided by continuing operating activities	353,100	398,109

Cash flows from investing activities:
Acquisitions, net of cash acquired and purchase price adjustments	(184,870)	(321,882)
Additions to property, plant and equipment	(254,490)	(228,351)
Proceeds from sales of assets and insurance recoveries	5,437	39,875
Proceeds from sale of discontinued operations	37,196	—
(Increase) decrease in restricted funds, net	(21,571)	46

Net cash used in investing activities	(418,298)	(510,312)

Cash flows from financing activities:
Proceeds from long-term debt	832,423	206,938
Principal payments on debt and capital lease obligations	(724,001)	(163,770)
Purchases of treasury stock	(24,624)	(61,824)
Proceeds from exercises of stock options	22,020	56,353
Payments of financing costs	(3,489)	(2,033)
Cash distributions to minority shareholders	(1,896)	(667)
Equity compensation excess income tax benefit	1,348	—
Payments of cash dividends	(43,337)	(28,693)
Payment to collateralize a letter of credit	—	(16,000)

Net cash provided by (used in) financing activities	58,444	(9,696)

Net decrease in cash and cash equivalents before discontinued operations	(6,754)	(121,899)
Net increase (decrease) in cash and cash equivalents from discontinued operations:
Operating activities	(5,673)	9,725
Investing activities	(1,509)	(1,693)
Financing activities	(77)	(1)

Net decrease in cash and cash equivalents	(14,013)	(113,868)
Cash and cash equivalents at beginning of period	69,909	192,443

Cash and cash equivalents at end of period	$55,896	$78,575

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

1. Business, Basis of Presentation and Other

Health Management Associates, Inc. (“we,” “our” or “us”) and our subsidiaries provide health care services to patients in owned and leased facilities primarily in the southeastern and southwestern United States. On September 30, 2006, we operated 60 general acute care hospitals in 16 states with a total of 8,635 licensed beds. At such date, seventeen and eleven of our hospitals were located in Florida and Mississippi, respectively. We also operated two psychiatric hospitals in the state of Florida with a total of 184 licensed beds; however, such hospitals were sold on September 1, 2006. See Notes 4 and 7 for information concerning recent acquisition and divestiture activity, respectively.

Effective March 1, 2006, our Board of Directors approved a change in our fiscal year end from September 30 to December 31.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which include Williamson Memorial Hospital in Williamson, West Virginia, Southwest Regional Medical Center in Little Rock, Arkansas, Summit Medical Center in Van Buren, Arkansas and certain affiliated entities, that, subject to regulatory approvals and other conditions customary to closing, we intend to sell on or before December 31, 2006. Discontinued operations also include the psychiatric hospitals in Tequesta, Florida (SandyPines) and Orlando, Florida (University Behavioral Center) that we sold, along with certain dormant real property, on September 1, 2006. See Note 7 for further information regarding these divestitures.

The interim condensed consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the periods ended September 30, 2006 and 2005 are unaudited; however, such interim financial statements reflect all adjustments (only consisting of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Due to the seasonal nature of our business, among other things, our results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Total comprehensive income for the three and nine months ended September 30, 2006 was approximately $75.1 million and $239.7 million, respectively. The sole difference between net income and total comprehensive income relates to the after-tax effects of changes in unrealized gains and losses on available-for-sale securities.

Certain amounts in the interim condensed consolidated financial statements have been reclassified in the prior year to conform to the current year presentation. See Note 11 for further information regarding our reclassification adjustments.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation

Background and Accounting. During the past several years, we utilized our 1996 Executive Incentive Compensation Plan to grant non-qualified stock options and award other stock-based compensation to our key employees. The non-employee members of our Board of Directors were historically granted non-qualified stock options pursuant to our Stock Option Plan for Outside Directors. At our annual meeting of stockholders on February 21, 2006, our stockholders approved the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan. Such plan provides for annual issuances of restricted stock awards to our outside directors.

We have approximately 35.3 million shares of common stock authorized for stock options and other stock-based compensation under all of our employee and director stock-based plans (approximately 8.2 million shares remained available for award at September 30, 2006). Generally, our policy is to issue new shares of common stock to satisfy stock option exercises and other stock-based compensation arrangements. If an award granted under one of our stock-based plans is forfeited, expires, terminates or is otherwise cancelled without delivery of shares of common stock to the plan participant, then such shares become available again under the applicable plan for the benefit of employees and directors.

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which superseded SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123(R) also amended SFAS No. 95, Statement of Cash Flows. Generally, SFAS No. 123(R) is similar to SFAS No. 123; however, SFAS No. 123(R) requires that the fair value of all share-based payments to employees, including awards of employee stock options, be measured on their grant date and either recognized as expense in the income statement over the requisite service period or, if appropriate, capitalized and amortized. Pro forma disclosure of the effects of stock-based compensation, as previously provided under SFAS No. 123, is no longer permitted. Additionally, SFAS No. 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow item rather than as an operating cash flow item.

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

Prior to October 1, 2005, we elected to utilize the intrinsic value method, as prescribed by APB Opinion No. 25, to account for our stock-based compensation arrangements. Because all employee and director stock options that were granted had an exercise price equal to the market price of the underlying stock on the date of grant, no stock option compensation expense was previously recognized under APB Opinion No. 25. As a result of adopting SFAS No. 123(R), our income from continuing operations and net income for the nine months ended September 30, 2006 were lower by approximately $8.1 million and $5.0 million, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25. The corresponding lower amounts for the three months ended September 30, 2006 were approximately $2.1 million and $1.3 million, respectively. Both basic and diluted earnings per share for the three and nine months ended September 30, 2006 were lower by $0.01 and $0.02, respectively, under SFAS No. 123(R) when compared to APB Opinion No. 25.

On November 10, 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides a simplified alternative method to calculate the pool of excess income tax benefits upon the adoption of SFAS No. 123(R). Notwithstanding the availability of this alternative methodology, we elected to continue to follow the provisions of SFAS No. 123(R).

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

General. Compensation expense for the stock-based arrangements described below, which is recorded in salaries and benefits in the consolidated statements of income, was approximately $13.6 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively. Such compensation expense for the three months ended September 30, 2006 was approximately $4.2 million greater than the corresponding amount for the three months ended September 30, 2005. We have not capitalized any stock-based compensation amounts. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally aligned with the underlying stock-based award’s vesting period. For stock-based arrangements with performance conditions as a prerequisite to vesting, compensation expense is not recognized until it is probable that the corresponding performance condition will be achieved. Stock-based compensation expense during the nine months ended September 30, 2006 and 2005 resulted in income tax benefits of approximately $5.2 million and $0.6 million, respectively, that have been recognized in the consolidated statements of income.

Cash receipts from all of our stock-based plans during the nine months ended September 30, 2006 and 2005 were approximately $22.0 million and $56.4 million, respectively. The corresponding realized income tax benefits, as well as those benefits pertaining to deferred stock and restricted stock awards for which we receive no cash proceeds upon issuance of the underlying common stock, were approximately $4.3 million and $14.4 million, respectively. In accordance with the provisions of SFAS No. 123(R), approximately $1.3 million of the income tax benefit for the nine months ended September 30, 2006 was deemed to be an excess income tax benefit and was reclassified to a financing activity in the consolidated statement of cash flows. The pro forma amount of operating cash flows during the nine months ended September 30, 2005 for such excess income tax benefit under an SFAS No. 123(R) model approach was approximately $5.9 million; however, such amount has not been reclassified in the consolidated statement of cash flows.

Stock Options. All employee stock options have ten year terms and vest 25% on each grant anniversary date over four years of continued employment. Stock options granted to the non-employee members of our Board of Directors have ten year terms and vest 25% on each grant anniversary date, provided that such individual remains an outside director on the respective vesting date. Information regarding stock option activity for our stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Values
	(in thousands)			(in thousands)
Outstanding options at January 1, 2006	11,321	$17.18
Granted	300	21.53
Exercised	(1,600)	13.76
Terminated	(418)	20.78

Outstanding options at September 30, 2006	9,603	$17.72	5.0	$34,862

Exercisable options at September 30, 2006	7,916	$16.90	4.5	$33,900

Options vested or expected to vest at September 30, 2006	9,489	$17.67	5.0	$34,824

The aggregate intrinsic values of stock options exercised during the nine months ended September 30, 2006 and 2005 were $11.3 million and $37.6 million, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

The following table summarizes information regarding our outstanding and exercisable stock options at September 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$ 8.25 - $12.13	1,488,750	3.6	$12.01	1,488,750	$12.01
12.72	293,313	0.6	12.72	293,313	12.72
13.00 -16.60	2,582,125	3.8	15.03	2,582,125	15.03
18.56 -19.95	2,354,810	6.2	19.18	1,943,810	19.31
21.53	300,000	9.4	21.53	—	—
21.63 -24.75	2,584,500	6.0	22.48	1,608,500	22.28

During the nine months ended September 30, 2006, we recognized approximately $8.1 million of compensation expense attributable to stock option awards (no amount was recorded during the nine months ended September 30, 2005). Such expense was predicated on the estimated fair value of stock option awards as determined pursuant to either our SFAS No. 123 computations or, for awards granted after September 30, 2005, an updated valuation pursuant to a stock option pricing model. At September 30, 2006, there was approximately $13.4 million of unrecognized compensation cost attributable to non-vested employee and director stock option compensation awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 1.7 years. The aggregate grant date fair values of stock options that vested during the nine months ended September 30, 2006 and 2005 were approximately $11.8 million and $18.1 million, respectively.

Fair value for the sole employee stock option award granted during the nine months ended September 30, 2006 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) risk-free interest rate of 4.50%; (ii) dividend yield of 1.0%; (iii) volatility factor of the expected market price of our common stock of 0.300; and (iv) weighted average expected life of the option of five years. The expected stock price volatility factor was derived using daily historical market price data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on five-year United States Treasury Notes on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The fair value of the sole option award granted during the nine months ended September 30, 2006 was approximately $2.0 million ($6.71 per stock option).

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

For purposes of pro forma disclosure under SFAS No. 123, the estimated fair values of stock options were determined using a Black-Scholes option valuation model and were amortized to expense on a straight-line basis over the underlying option’s vesting period. Pro forma information for the three and nine months ended September 30, 2005, which is not recorded in the interim condensed consolidated financial statements, is as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$87,790	$274,325
Deduct: Incremental stock-based employee compensation expense determined under a fair value method, net of income taxes	(2,971)	(8,467)

Pro forma net income	$84,819	$265,858

Pro forma net income per share:
Basic – as reported	$0.36	$1.12
Basic – pro forma	0.34	1.09
Diluted – as reported	0.35	1.10
Diluted – pro forma	0.34	1.07

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

Restricted stock represents shares of common stock that preserve the indicia of ownership for the holder but are subject to restrictions on transfer and risk of forfeiture until fulfillment of specified conditions. Historically, we did not use restricted stock awards as a means of providing incentive compensation and/or retaining key individuals; however, during the nine months ended September 30, 2006 we granted 345,000 shares and 24,500 shares of restricted stock to our senior executive officers and outside directors on our Board of Directors, respectively. In addition to requiring continuous service as an employee, the annual vesting of the senior executive officer restricted stock awards requires the satisfaction of certain conditions, which relate to our pre-tax earnings, return on stockholders’ equity, net patient service revenue growth and common stock price. If these conditions are satisfied, the awards will vest 25% at the conclusion of each of the next four calendar years (commencing on December 31, 2006). The outside directors’ restricted stock awards vest in equal installments on January 1, 2007, 2008, 2009 and 2010, provided that the recipient remains an outside director on such dates.

Information regarding deferred stock and restricted stock award activity for our stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized as follows:

	Shares		Weighted Average Grant Date Fair Values
	Deferred Stock	Restricted Stock	Deferred Stock	Restricted Stock
Balances at January 1, 2006 (non-vested)	1,380,115	—	$22.83	$—
Granted	2,500	369,500	21.21	20.82
Vested	—	—	—	—
Forfeited	(48,956)	—	22.92	—

Balances at September 30, 2006 (non-vested)	1,333,659	369,500	22.83	20.82

There were no shares of common stock issued to our senior executive officers and outside directors under our deferred stock or restricted stock programs during the nine months ended September 30, 2006 and 2005.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Stock-Based Compensation (continued)

During the nine months ended September 30, 2006 and 2005, we recognized approximately $5.5 million and $1.5 million, respectively, of compensation expense attributable to deferred stock and restricted stock awards. Except for awards that require the attainment of certain predetermined market prices of our common stock as a vesting requirement (i.e., a market condition), compensation expense is predicated on the fair value (i.e., market price) of the underlying stock on the date of grant. For awards with a market condition, we utilize a lattice valuation model to determine the fair values thereof; however, such awards had a nominal financial impact on our operating results for the three and nine months ended September 30, 2006.

At September 30, 2006, there was approximately $19.0 million of unrecognized compensation cost attributable to non-vested deferred stock and restricted stock awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 2.8 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerators:
Income from continuing operations	$63,397	$88,110	$227,287	$274,450
Effect of convertible debt interest expense	—	—	1	1

Numerator for diluted earnings per share from continuing operations	63,397	88,110	227,288	274,451
Income (loss) from discontinued operations, net	11,039	(320)	11,667	(125)

Numerator for diluted earnings per share (net income)	$74,436	$87,790	$238,955	$274,326

Denominators:
Denominator for basic earnings per share – weighted average outstanding shares	240,605	246,626	240,711	245,030
Effect of dilutive securities:
Stock options and other stock-based compensation	2,629	3,237	2,690	3,650
Convertible debt	6	6	6	6

Denominator for diluted earnings per share	243,240	249,869	243,407	248,686

Earnings per share:
Basic
Continuing operations	$0.26	$0.36	$0.94	$1.12
Discontinued operations	0.05	—	0.05	—

Net income	$0.31	$0.36	$0.99	$1.12

Diluted
Continuing operations	$0.26	$0.35	$0.93	$1.10
Discontinued operations	0.05	—	0.05	—

Net income	$0.31	$0.35	$0.98	$1.10

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Earnings Per Share (continued)

On September 30, 2004, the Emerging Issues Task Force affirmed its previous consensus regarding Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. Issue 04-8 requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the convertible debt instrument has been met. Issue 04-8 became effective for reporting periods that ended after December 15, 2004. As more fully discussed at Note 3 to the consolidated financial statements included with our Annual Report on Form 10-K for the year ended September 30, 2005, we took certain actions with respect to our convertible debt securities to prevent the common stock underlying such securities from being immediately included in diluted earnings per share calculations.

4. Acquisitions

2005 Acquisitions. Effective February 1, 2005, we acquired three hospitals with a total of 657 licensed beds. The three acquired hospitals were: Venice Hospital, a 312-bed hospital in Venice, Florida; St. Joseph’s Hospital, a 212-bed hospital in Port Charlotte, Florida; and St. Mary’s Hospital, a 133-bed hospital in Norton, Virginia. The aggregate cash paid for this acquisition was approximately $251.4 million for property, plant and equipment and other non-current assets and approximately $36.6 million for working capital. Effective April 1, 2005, we acquired Bartow Memorial Hospital, a 56-bed hospital in Bartow, Florida. The cash paid for this acquisition was approximately $31.9 million for property, plant and equipment and other non-current assets and approximately $0.8 million for working capital. Effective December 1, 2005, we acquired Gilmore Memorial Hospital, a 95-bed general acute care hospital in Amory, Mississippi. The cash paid for this acquisition was approximately $46.6 million for property, plant and equipment and other non-current assets and approximately $6.8 million for working capital.

2006 Acquisitions. Effective January 1, 2006, we acquired Barrow Community Hospital, a 56-bed general acute care hospital in Winder, Georgia. The cash paid for this acquisition was approximately $33.2 million for property, plant and equipment and other non-current assets and approximately $2.4 million for working capital. Effective February 1, 2006, we acquired an 80% ownership interest in Orlando Regional St. Cloud Hospital, an 84-bed general acute care hospital in St. Cloud, Florida. Orlando Regional Healthcare, a not-for-profit organization, retained a 20% ownership interest in the hospital. The purchase price for the 80% controlling interest in Orlando Regional St. Cloud Hospital was approximately $38.1 million. Additionally, effective May 1, 2006 we acquired Cleveland Clinic-Naples Hospital, an 83-bed general acute care hospital in Naples, Florida, and a vacant land parcel near such hospital. The cash paid for this acquisition was approximately $125.5 million for property, plant and equipment and other non-current assets and approximately $1.9 million for supply inventories. Effective June 1, 2006, we acquired Gulf Coast Medical Center, a 189-bed general acute care hospital in Biloxi, Mississippi. The cash paid for this acquisition was approximately $14.9 million for property, plant and equipment, other non-current assets and working capital.

General. The acquisitions described above were in furtherance of that portion of our business strategy that calls for us to acquire hospitals in rural and non-urban areas of 30,000 to 400,000 people, primarily in the southeastern and southwestern United States. Such transactions were accounted for using the purchase method of accounting. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition dates. We regularly utilize an independent third party valuation specialist to help determine the fair values of certain assets underlying our acquisitions. In some instances, preliminary purchase price allocations are subject to refinement upon finalization of such third party appraisals and final settlements of working capital accounts. As a result of the acquisitions described above, we recorded goodwill, most of which is expected to be tax deductible, because the final negotiated purchase prices exceeded the fair values of the net tangible and intangible assets acquired.

Acquisitions are generally financed using a combination of available cash on hand and borrowings under our revolving credit facility. We seek to recover our acquisition-related cash investments within four to five years by expanding and enhancing the services provided and achieving significant improvements in the operating performance of the acquired facilities.

The operating results of acquired hospitals have been included in our interim condensed consolidated financial statements from the date of each respective acquisition. The following combined pro forma financial information provides that (i) for purposes of the periods ended September 30, 2005, acquisitions completed subsequent to December 31, 2004 were

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Acquisitions (continued)

effected as if they had closed on January 1, 2005 and (ii) for purposes of the periods ended September 30, 2006, acquisitions completed subsequent to December 31, 2005 were effected as if they had closed on January 1, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)		(in thousands, except per share data)
Total revenue	$994,111	$963,734	$3,052,715	$2,926,741
Net income	74,436	87,825	238,239	271,416
Net income per share – basic	$0.31	$0.36	$0.99	$1.11
Net income per share – diluted	0.31	0.35	0.98	1.09

No effect has been given to potential cost reductions or operating efficiencies in the above table. Accordingly, the combined pro forma financial information is for comparative purposes only and is not necessarily indicative of the results that we would have experienced if the acquisitions had actually occurred at the beginning of the periods presented or that may occur in the future.

5. Recent Accounting Pronouncements

Physician and Physician Group Guarantees. We are committed to providing certain financial assistance pursuant to recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that our hospitals serve. At September 30, 2006, we were committed to non-cancelable guarantees of approximately $12.3 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s or physician group’s private practice during the contractual measurement periods, which generally do not exceed one year. Amounts advanced under these agreements are considered to be loans. Provided that the physician or physician group remains affiliated with our hospital, the loan is generally forgiven on a pro rata basis over a period of 12 to 24 months.

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

FIN 45-3 applies to all of our minimum revenue guarantees issued or modified after December 31, 2005. Retroactive application of FIN 45-3 is not permitted. Accordingly, for contracts or contract modifications executed on or before December 31, 2005, we expense physician and physician group advances as they are incurred. For contracts and contract modifications executed thereafter, we capitalize our estimated guarantee costs at the inception of the contract or the date of the contract modification. We then amortize such costs over the remaining life of the contract, including, if applicable, the physician retention period. Our estimated guarantee cost liabilities are predicated on historical payment patterns, industry trends and the related hospital’s regional economic conditions, as well as our evaluation of the facts and circumstances germane to the individual contract/modification under review. There can be no assurances that these estimates will be adequate to provide for our guarantee costs. Adjustments to our estimated liabilities are recognized in the consolidated financial statements in the period that the change in estimate is identified. We believe that the estimated liabilities for physician and physician group guarantees that are recorded in our balance sheet (aggregating approximately $6.5 million at September 30, 2006) are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates. If the costs of these programs exceed our estimates, the liabilities could materially increase.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Recent Accounting Pronouncements (continued)

The adoption of FIN 45-3 did not have a material impact on our results of operations for the three and nine months ended September 30, 2006; however, we estimate that the adoption of this accounting guidance will increase our diluted earnings per share up to $0.01 during the year ending December 31, 2006.

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

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. The modifications to current practice resulting from the application of this new accounting pronouncement primarily relate to the definition of fair value and the methods used to measure fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within the year of adoption. In certain circumstances, early adoption is permissible. We are currently evaluating when to adopt SFAS No. 157; however, we do not believe that the adoption of this new accounting standard will materially impact our financial position, results of operations or cash flows.

See Note 11 for information regarding our adoption of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

6. Long-Term Debt

Revolving Credit Agreement. At both September 30, 2006 and December 31, 2005, the outstanding balance under our revolving credit agreement was $255.0 million. As of November 3, 2006, $240.0 million was outstanding thereunder. Pursuant to a Limited Consent dated February 22, 2006, we increased the amount available under our revolving credit agreement by $150.0 million, thereby allowing us to borrow, on a revolving unsecured basis, up to $750.0 million (including standby letters of credit). The Limited Consent modified no other terms, provisions or conditions of the revolving credit agreement.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Long-Term Debt (Continued)

Convertible Debt Securities

Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”). On January 30, 2006, the holders of approximately $317.3 million in principal face value of New 2022 Notes exercised their January 28, 2006 put option to require us to repurchase their notes. As a result, we were obligated to repurchase such New 2022 Notes on January 31, 2006 at their accreted value of approximately $275.9 million. The holders of approximately $12.7 million in principal face value of New 2022 Notes did not require us to repurchase their notes and, accordingly, such notes remain outstanding. The holders of the remaining New 2022 Notes may require us to repurchase such notes for their accreted value on January 28, 2007. In connection with the January 2006 New 2022 Note repurchase, we wrote off approximately $4.6 million of deferred financing costs during the nine months ended September 30, 2006 (recorded as refinancing and debt modification costs in the consolidated statements of income).

1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). Effective June 30, 2006, we entered into a Third Supplemental Indenture (the “Supplemental Indenture”) with respect to the 2023 Notes. The Supplemental Indenture modified that certain Indenture dated as of July 29, 2003 (as previously amended, the “Original Indenture”), which governs the 2023 Notes. Pursuant to the Original Indenture, we pay interest at 1.50% per annum of the principal face amount of the 2023 Notes. The Supplemental Indenture requires us to make additional cash payments (“Non-Put Payments”) to the noteholders equal to 2.875% per annum of the principal face amount of the outstanding 2023 Notes. Accordingly, the noteholders will receive total annual payments of 4.375% of the principal face amount of their outstanding 2023 Notes. The Non-Put Payments will be made semi-annually, in arrears, on February 1 and August 1 of each year. The first of the Non-Put Payments will be on February 1, 2007 to holders of record on January 15, 2007. The Original Indenture did not provide for Non-Put Payments.

The Supplemental Indenture also eliminated our ability to redeem the 2023 Notes, in whole or in part, until August 5, 2010. Under the Original Indenture, we could redeem the 2023 Notes, in whole or in part, at any time on or after August 5, 2008. The Supplemental Indenture did not affect the rights of the noteholders to require us to redeem their 2023 Notes on August 1, 2006, August 1, 2008, August 1, 2013 and August 1, 2018, or upon the occurrence of certain “Fundamental Changes” (as such term is defined in the Original Indenture) prior to August 1, 2008. In connection with the execution of the Supplemental Indenture, we incurred expenses of approximately $3.0 million during the three and nine months ended September 30, 2006 and recorded such amount as refinancing and debt modification costs in the consolidated statements of income.

On July 28, 2006, the holders of $267,000 in principal face value of 2023 Notes exercised their August 1, 2006 put option to require us to repurchase their notes. The holders of approximately $574.7 million in principal face value of 2023 Notes did not require us to repurchase their notes and, accordingly, such notes remain outstanding.

Senior Debt Securities. On April 21, 2006, we completed an underwritten public offering of $400.0 million of our 6.125% Senior Notes due 2016 (the “Senior Notes”), which are unsecured obligations that rank equally in priority with our revolving credit agreement. The Senior Notes are expressly senior in right of payment to our Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”), the New 2022 Notes and the 2023 Notes. The sale of the Senior Notes resulted in our receipt of net proceeds approximating $396.3 million, which we utilized to repay a portion of the balance outstanding under our revolving credit agreement. The Senior Notes mature on April 15, 2016 and bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on April 15 and October 15.

If any of our subsidiaries are required to issue a guaranty in favor of the lenders under our revolving credit agreement (in accordance with the terms thereof) or under any other credit facility ranking equal with the Senior Notes, such subsidiaries will also be required, under the terms of the Senior Notes, to issue a guaranty for the benefit of the holders of the Senior Notes, on substantially the same terms and conditions as the guaranty issued to such other lender.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Long-Term Debt (Continued)

In connection with our public offering of the Senior Notes, we entered into an indenture that governs such notes on April 21, 2006. The Senior Notes (and such other debt securities that we may issue from time to time under the indenture) are subject to certain covenants, which include, among other things, limitations and restrictions on (i) the incurrence by us and our subsidiaries of debt secured by liens, (ii) the incurrence of debt by our subsidiaries, (iii) sale and lease-back transactions and (iv) certain consolidations, mergers and transfers of assets. Each of the aforementioned limitations and restrictions are subject to certain contractual exceptions. The indenture also contains customary events of default and related cure provisions.

General. Pursuant to the provisions of SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, approximately $572.0 million of the 2022 Notes, the New 2022 Notes and the 2023 Notes were classified as current liabilities at December 31, 2005. As a result of the availability under our long-term revolving credit agreement, no amounts attributable to our potential 2022 Note and New 2022 Note repurchase obligations were classified as current liabilities at September 30, 2006.

As of September 30, 2006, we were in compliance with the financial and other covenants of our debt agreements.

7. Discontinued Operations and Divestitures

On July 24, 2006, we announced that we had signed a definitive agreement to sell 76-bed Williamson Memorial Hospital in Williamson, West Virginia, our two general acute care hospitals in Arkansas (125-bed Southwest Regional Medical Center in Little Rock and 103-bed Summit Medical Center in Van Buren) and certain affiliated entities. Subject to regulatory approvals and other conditions customary to closing, we anticipate that this transaction will close on or before December 31, 2006.

On September 1, 2006, we sold our two psychiatric hospitals in Florida (80-bed SandyPines in Tequesta and 104-bed University Behavioral Center in Orlando) and certain real property in Lakeland, Florida that we operated as an inpatient psychiatric facility through December 31, 2000. The selling price was $38.0 million, less an assumed accounts payable adjustment that is subject to future modification, and was paid in cash. This divestiture resulted in a net pre-tax gain of approximately $20.7 million.

The operating results of our discontinued operations are included in our interim condensed consolidated financial statements up to the date of disposition. Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial position, operating results and cash flows of the aforementioned entities have been presented as discontinued operations in the interim condensed consolidated financial statements. The underlying details of discontinued operations included in the consolidated statements of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Net patient service revenue	$23,116	$26,557	$83,675	$83,892
Gains on sales of assets	20,716	—	20,716	—

Total revenue	43,832	26,557	104,391	83,892

Costs and expenses:
Salaries and benefits	13,539	13,352	42,701	41,009
Provision for doubtful accounts	1,966	1,957	7,137	6,065
Depreciation and amortization	165	1,196	1,939	3,677
Other operating expenses	10,357	10,570	33,796	33,344

Total operating expenses	26,027	27,075	85,573	84,095

Income (loss) before income taxes	17,805	(518)	18,818	(203)
Income tax (expense) benefit	(6,766)	198	(7,151)	78

Income (loss) from discontinued operations	$11,039	$(320)	$11,667	$(125)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Discontinued Operations and Divestitures (Continued)

The major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2006	December 31, 2005
Supplies, prepaid expenses and other assets	$4,573	$6,536
Property, plant and equipment, net	39,243	54,603
Goodwill	17,211	19,418

Total assets of discontinued operations	$61,027	$80,557

Liabilities of discontinued operations (principally accrued expenses and other liabilities)	$967	$1,359

8. Insurance Claims

Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama in late August 2005 and caused substantial damage to residential and commercial properties in Mississippi, where we own and operate a number of hospitals. Additionally, during the quarter ended September 30, 2004, four hurricanes and one tropical storm made landfall in Florida, where we own and operate a number of hospitals. Hurricane damage and disruption to our hospitals in the affected areas, as well as to employees’ homes, local businesses and physicians’ offices, was extensive. One of our hospitals in South Carolina also suffered hurricane-related damage during such period.

The interim condensed consolidated financial statements for the three and nine months ended September 30, 2005 include approximately $15.3 million and $19.4 million, respectively, of revenue attributable to hurricane and storm activity insurance claim recovery gains for renovations and equipment replacement. Additionally, the interim condensed consolidated financial statements for the nine months ended September 30, 2005 include approximately $2.6 million of revenue from business interruption insurance policies for hurricane and storm-related claims. During the three and nine months ended September 30, 2006, we recorded business interruption insurance revenue of $5.0 million. No other insurance-related revenue was recorded during such periods.

9. Other Significant Matters

Effective June 30, 2005, we modified our allowance for doubtful accounts reserve policy for self-pay accounts in order to reserve 100% of those accounts that have aged 120 days or more from date of discharge (prior thereto we reserved such accounts at 150 days). This policy modification reflects increases in uninsured and underinsured patient service volume that are being experienced by us and the hospital industry as a whole. In light of these recent trends, we concluded that reserving self-pay accounts at 120 days was appropriate. Therefore, we recognized an increase in our provision for doubtful accounts of approximately $37.5 million during the nine months ended September 30, 2005. This change in accounting estimate reduced net income and diluted earnings per share by approximately $23.3 million and $0.09, respectively, during such period.

During the nine months ended September 30, 2005, we recognized approximately $14.9 million of revenue attributable to gains on sales of a (i) medical office building and land in Jackson, Mississippi and (ii) two home health agencies. Historically, these disposed assets contributed nominally to our operating results.

On June 23, 2006, we announced that our Board of Directors approved a program to repurchase up to $250 million of our common stock. After purchasing 500,000 shares of common stock, we temporarily suspended the common stock repurchase program from June 30, 2006 until the close of business on August 1, 2006, which was the first date that the holders of the 2023 Notes could have required us to repurchase their notes. Through November 3, 2006, we repurchased a total of 1,812,700 shares of our common stock under this program in the open market at an aggregate cost of approximately $36.7 million. We will continue to repurchase shares of our common stock until we reach $250 million of aggregate purchases or until we otherwise decide to terminate the repurchase program. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2 of Part II of this Report.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Other Significant Matters (Continued)

On October 31, 2006, we announced that our Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock, payable on December 5, 2006 to stockholders of record at the close of business on November 10, 2006.

10. Contingencies

As previously reported:

(i)	on August 5, 2004, a lawsuit, Jose Manual Quintana v. Health Management Associates, Inc., was filed in the Circuit Court for the 11th Judicial Circuit in Miami-Dade County, Florida (the “Circuit Court”), and

(ii)	on December 17, 2004, a lawsuit, Olga S. Estrada v. Gaffney H.M.A., Inc., d/b/a Upstate Carolina Medical Center, was filed in the South Carolina Court of Common Pleas, Seventh Judicial Circuit, against our subsidiary hospital in Gaffney, South Carolina.

These lawsuits challenge the amounts charged for medical services by our subsidiary hospitals to uninsured patients. The plaintiffs in these lawsuits seek damages and injunctive relief on behalf of separate and distinct purported classes of uninsured patients who have been or will be treated at our subsidiary hospitals.

These lawsuits are similar to other lawsuits filed against hospitals throughout the country regarding charges to uninsured patients. We believe that the billing and collection practices at all of our subsidiary hospitals are appropriate, reasonable and in compliance with all applicable laws, rules and regulations. However, due to the uncertainties and costs inherent in litigation, during November 2006 we completed negotiations of a proposed global settlement agreement with plaintiffs’ counsel in such lawsuits. Finalization of the proposed settlement agreement is contingent upon, among other things, approval by the Circuit Court. Until such approval is obtained, the proposed settlement agreement is not binding on any of the parties. A final hearing on the proposed settlement is scheduled for January 2007.

We can provide no assurances that the proposed settlement agreement will be approved. However, if it is not approved, we intend to vigorously defend our company and our subsidiaries against the allegations contained in the above lawsuits. As it is not possible to estimate the ultimate loss, if any, relative to such lawsuits, no loss accruals have been recorded for these matters at September 30, 2006 or December 31, 2005.

We are also a party to various other legal actions arising out of the normal course of our businesses. We believe that the ultimate resolution of such actions will not have a material adverse effect on our financial position, results of operations or liquidity. Nevertheless, due to uncertainties inherent in litigation, the ultimate disposition of these actions cannot be presently determined.

11. SAB No. 108 and Reclassification Adjustments

On September 13, 2006, the staff of the Securities and Exchange Commission (the “SEC”) published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB No. 108”). Among other things, SAB No. 108 addresses how prior year unrecorded misstatements should be considered when quantifying the effects on current year financial statements. Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method primarily focuses on the impact of a misstatement on the statement of income, including the reversing effects of prior year misstatements. The iron curtain method, on the other hand, focuses primarily on the effects of correcting the period end balance sheet with less emphasis on the reversing effects of prior year misstatements. SAB No. 108 requires that the effects of the misstatements be evaluated under both methods and, in certain circumstances, offers special transition provisions wherein the cumulative effect of the initial adoption thereof can be reported in the carrying amounts of assets and liabilities as of the beginning of the adoption period with an offsetting adjustment to the corresponding retained earnings balance. Additionally, such transitional provisions do not require reports previously filed with the SEC to be amended.

As a result of our change in fiscal year end from September 30 to December 31, we are required to complete an audit of our consolidated financial statements as of and for the three months ended December 31, 2005. In connection with such audit, we reviewed certain misstatements that relate to cash and cash equivalents, leases and income taxes in accordance with the provisions of SAB No. 108. Based on this review, we elected to adopt SAB No. 108’s special transition provisions effective October 1, 2005.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. SAB No. 108 and Reclassification Adjustments (Continued)

The cash and cash equivalents misstatement, as further discussed below, was deemed to be immaterial to prior period financial statements under the rollover method; however, it was material to the consolidated statement of cash flows for the year ended September 30, 2005 under the iron curtain method. In addition, we recorded cumulative effect retained earnings adjustments on October 1, 2005 of approximately $3.3 million for leases and $7.9 million for income taxes, as further described below. Under the rollover method, we had previously concluded that the lease and income tax amounts were individually and collectively immaterial, on both a qualitative and quantitative basis, to all prior fiscal years.

The effects of the aforementioned matters on our October 1, 2005 consolidated balance sheet will be presented in our Annual Report on Form 10-K for the year ending December 31, 2006. The schedule below presents a reconciliation of our previously published interim condensed consolidated balance sheet at December 31, 2005 to the updated interim condensed consolidated balance sheet included herein. This schedule accounts for the retrospective adoption of SAB No. 108 and certain other reclassifications that we recorded for comparative purposes.

	December 31, 2005 As Reported	Leases	Income Taxes	Cash and Cash Equivalents	Discontinued Operations	Adjusted December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$137,259	$—	$—	$(67,350)	$—	$69,909
Other current assets of continuing operations	905,401	—	(39,049)	—	(6,536)	859,816
Assets of discontinued operations	18,083	—	—	—	62,474	80,557

Total current assets	1,060,743	—	(39,049)	(67,350)	55,938	1,010,282

Property, plant and equipment	2,931,847	42,651	—	—	(89,365)	2,885,133
Accumulated depreciation and amortization	(846,884)	(6,857)	—	—	47,482	(806,259)

Net property, plant and equipment	2,084,963	35,794	—	—	(41,883)	2,078,874

Goodwill	867,278	—	(1,959)	—	(13,923)	851,396
Other long-term assets	142,554	—	—	8,250	(132)	150,672

Total assets	$4,155,538	$35,794	$(41,008)	$(59,100)	$—	$4,091,224

Current liabilities
Accounts payable, accrued expenses and other liabilities	$406,522	$3,067	$(16,634)	$(59,100)	$(1,219)	$332,636
Deferred income taxes	14,966	—	(2,271)	—	—	12,695
Current maturities of long-term debt and capital lease obligations	584,367	833	—	—	(95)	585,105
Liabilities of discontinued operations	—	—	—	—	1,359	1,359

Total current liabilities	1,005,855	3,900	(18,905)	(59,100)	45	931,795

Deferred income taxes	131,112	—	(14,520)	—	—	116,592
Other long-term liabilities	86,053	27,201	—	—	—	113,254
Long-term debt and capital lease obligations, less current maturities	611,241	7,983	—	—	(45)	619,179
Minority interests in consolidated entities	46,229	—	—	—	—	46,229

Total liabilities	1,880,490	39,084	(33,425)	(59,100)	—	1,827,049

Total stockholders’ equity	2,275,048	(3,290)	(7,583)	—	—	2,264,175

Total liabilities and stockholders’ equity	$4,155,538	$35,794	$(41,008)	$(59,100)	$—	$4,091,224

Leases. Adjustments to recognize capitalized assets, related financing obligations and accrued expenses have been included to correct several lease transactions and address the corresponding income tax effects thereof. These transactions, which historically were improperly accounted for as operating leases, primarily involve master leased medical office buildings that are owned by third party developers and are located on or near certain of our hospital campuses. The underlying agreements that give rise to these cumulative adjustments include several arrangements, dating back to May 2000, and have an individually immaterial impact on each of our fiscal years since such time.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. SAB No. 108 and Reclassification Adjustments (Continued)

Income Taxes. Adjustments have been included for approximately $7.9 million and primarily relate to a write-off of certain prepaid state income and other taxes that were improperly recorded at September 30, 2005. This misstatement existed at both October 1, 2005 and December 31, 2005, with $3.1 million and $3.8 million arising during the years ended September 30, 2005 and 2004, respectively.

Additionally, adjustments have been included to reclassify amounts between deferred income tax liabilities, current income taxes payable and prepaid/recoverable income taxes. These reclassifications, which primarily resulted from differences between final income tax positions in our tax returns as compared to those positions recorded during the three months ended December 31, 2005, yield comparative balance sheet presentations as of the dates presented in the interim condensed consolidated financial statements.

Cash and Cash Equivalents. An adjustment of $58.5 million, which corrected our prior methodology for quantifying the amount of held checks and other related matters, has been included to reduce both cash and cash equivalents and accounts payable. This circumstance was in evidence at December 31, 2005, October 1, 2005 and prior balance sheet dates; however, the adjustment at October 1, 2005 was $36.2 million. For the year ended September 30, 2005, the misstatement of cash and cash equivalents resulted in a misstatement of cash flows from continuing operating activities of approximately $13.8 million, which was not deemed material to the consolidated statement of cash flows under the rollover method. However, net cash provided by continuing operating activities was overstated by approximately $36.2 million during such fiscal year under the iron curtain method.

Additionally, certain of our cash and cash equivalent balances at December 31, 2005 were reclassified to accrued expenses and other long-term assets. These reclassifications yield comparative balance sheet and statement of cash flow presentations for all periods presented in the interim condensed consolidated financial statements.

Discontinued Operations. The adjustments for discontinued operations do not result from the application of SAB No. 108 but are included solely to provide a comprehensive reconciliation between the two respective balance sheets. During the three months ended September 30, 2006, we entered into agreements to sell certain hospitals and affiliated entities that were not characterized as discontinued operations at December 31, 2005. Accordingly, such disposal group net assets have been reclassified to discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 7 for information concerning our discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

On September 30, 2006, Health Management Associates, Inc. (“we,” “our” or “us”) operated 60 general acute care hospitals with a total of 8,635 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia. We also operated two psychiatric hospitals in the state of Florida with a total of 184 licensed beds; however, such hospitals were sold on September 1, 2006.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified in Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report. Except for a net pre-tax gain of approximately $20.7 million from the disposition of the business and assets of our psychiatric hospitals, discontinued operations during the periods ended September 30, 2006 and 2005 were not material, in the aggregate, to our consolidated results of operations.

During the three months ended September 30, 2006, which we refer to as the 2006 Three Month Period, we experienced total revenue growth over the three months ended September 30, 2005, which we refer to as the 2005 Three Month Period, of approximately 10.1%. As more fully discussed below, the 2005 Three Month Period total revenue included approximately $15.3 million of gains on sales of assets and insurance recoveries. Increased 2006 Three Month Period net patient service revenue resulted from the inclusion of revenue from hospitals we acquired after June 30, 2005, $5.0 million of business interruption insurance revenue and favorable case mix trends, as well as improvements in reimbursement rates. Income from continuing operations and diluted earnings per share from continuing operations decreased by 28.0% and 25.7%, respectively, during the 2006 Three Month Period when compared to the 2005 Three Month Period. Offsetting the net increase in total revenue during the 2006 Three Month Period, and ultimately causing a year-over-year reduction in income from continuing operations, were incremental costs pertaining to a new accounting pronouncement for stock-based compensation, higher levels of uncompensated care and lower occupancy rates. Also adversely impacting income from continuing operations during the 2006 Three Month Period were increased costs for newly hired physician employees, utilities, professional fees primarily related to non-employed temporary physicians and physician on call charges, property taxes, insurance and interest.

At our hospitals that were in operation during all of the 2006 Three Month Period and the 2005 Three Month Period, which we refer to as same hospitals, admissions increased by approximately 0.6%; however, same hospital emergency room visits and surgeries both experienced a corresponding decline of 0.9%. We believe that our adherence to the acquisition criteria we have strictly followed for many years, whereby we acquire hospitals in growing non-urban areas and in areas where we believe the opportunity exists to reverse outmigration to other hospitals, will be successful. Furthermore, our hospitals continue to add physicians to their medical staffs and medical equipment to their hospitals in order to meet the needs of the communities they serve. We believe that, over time, these investments, coupled with improving demographics, will yield increased hospital surgeries, emergency room visits and admissions.

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

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. This general industry trend has affected us, with our self-pay same hospital admissions as a percentage of total admissions increasing to approximately 7.8% during the 2006 Three Month Period, as compared to 7.4% during the 2005 Three Month Period. We also experienced a 30 basis point same hospital increase in self-pay admissions as a percentage of total admissions when comparing the 2006 Three Month Period to the three months ended June 30, 2006. We continually evaluate our policies and programs in light of these trends and other information available to us and consider changes or modifications to our policies as circumstances warrant.

Our provision for doubtful accounts during the 2006 Three Month Period increased 110 basis points to 9.5% of net patient service revenue as compared to 8.4% of net patient service revenue during the 2005 Three Month Period. Such change was primarily attributable to an increased prevalence of uninsured and underinsured patients. We believe that our provision for doubtful accounts as a percentage of total revenue has historically been lower than our industry peer group average because our historical charity care and indigent policies have resulted in a higher percentage of uninsured patient accounts being treated as foregone/unrecognized revenue rather than as a component of the provision for doubtful accounts. However, more recently, as we have attempted to pursue collection of amounts due from uninsured patient accounts that are at a higher multiple of the federal poverty level guidelines, such accounts are now more likely to remain in our accounts receivable for a longer period of time and be reserved in our provision for doubtful accounts.

Critical Accounting Policies and Estimates Update

Stock-Based Compensation. As more fully discussed at Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report, effective October 1, 2005 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Among other things, this new accounting pronouncement significantly modifies the way our stock-based compensation is recorded. Prior to October 1, 2005, we elected to utilize the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

The 2006 Three Month Period reflects the transitional effects of the modified prospective methodology for adopting SFAS No. 123(R); however, in accordance with such accounting pronouncement, the 2005 Three Month Period has not been restated. As a result of applying the principles of SFAS No. 123(R) and shifting from stock option awards to deferred stock and restricted stock awards (in some cases with performance and market conditions as a prerequisite to vesting) to provide incentive compensation and retain key individuals, stock-based compensation expense increased approximately $4.2 million during the 2006 Three Month Period when compared to the 2005 Three Month Period. Additionally, stock-based compensation for the nine months ended September 30, 2005, which we refer to as the 2005 Nine Month Period, was approximately $1.5 million and increased to $13.6 million during the nine months ended September 30, 2006, which we refer to as the 2006 Nine Month Period. At September 30, 2006, there was approximately $32.4 million of unrecognized compensation cost attributable to all of our stock-based plans and such amount is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 2.3 years.

Physician and Physician Group Guarantees. As more fully discussed at Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report, we adopted the accounting and financial reporting provisions of Financial Accounting Standards Board Staff Position FIN No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, on January 1, 2006. Adoption of this new accounting guidance did not have a material impact on our results of operations during the 2006 Three Month Period or the 2006 Nine Month Period; however, we estimate that the overall impact will be an increase in our diluted earnings per share of up to $0.01 during the year ending December 31, 2006.

Income Taxes. As more fully discussed at Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report, during June 2006 the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). Among other things, FIN 48 prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. We are required to adopt FIN 48 on January 1, 2007. Implementation adjustments, if any, will be treated as a change in accounting principle and will be reflected as a cumulative effect adjustment to our retained earnings on such date. Retrospective application of FIN 48 is prohibited. Due to the recent issuance of FIN 48 and the complex analyses required thereunder, we have not yet determined the impact that such accounting guidance will have on our consolidated financial position, results of operations and footnote disclosures; however, there will be no material impact on our consolidated statements of cash flows.

Fair Value Measurements. During September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. The modifications to current practice resulting from the application of this new accounting pronouncement primarily relate to the definition of fair value and the methods used to measure fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within the year of adoption. In certain circumstances, early adoption is permissible. We are currently evaluating when to adopt SFAS No. 157; however, we do not believe that the adoption of this new accounting standard will materially impact our financial position, results of operations or cash flows.

2006 Three Month Period Compared to the 2005 Three Month Period

The following tables summarize our results of operations for the 2006 Three Month Period and the 2005 Three Month Period:

	Three Months Ended September 30,
	2006		2005
	Amount	Percent of Total Revenue	Amount		Percent of Total Revenue
	(in thousands)		(in thousands)
Revenue:
Net patient service revenue	$994,111	100.0%	$887,457		98.3%
Gains on sales of assets and insurance recoveries	—	—	15,250		1.7

Total revenue	994,111	100.0	902,707		100.0

Costs and expenses:
Salaries and benefits	404,393	40.7	355,756		39.4
Supplies	133,456	13.4	120,791		13.4
Provision for doubtful accounts	94,073	9.5	74,356		8.2
Depreciation and amortization	47,661	4.8	42,172		4.7
Rent expense	21,040	2.1	17,982		2.0
Other operating expenses	175,589	17.6	152,735		16.9
Interest, net	10,746	1.1	3,033		0.3
Refinancing and debt modification costs	2,974	0.3	—		—

Total costs and expenses	889,932	89.5	766,825		84.9

Income from continuing operations before minority interests and income taxes	104,179	10.5	135,882		15.1
Minority interests in earnings of consolidated entities	(436)	—	(727)		(0.1)

Income from continuing operations before income taxes	103,743	10.5	135,155		15.0
Provision for income taxes	(40,346)	(4.1)	(47,045)		(5.2)

Income from continuing operations	$63,397	6.4%	$88,110		9.8%

	Three Months Ended September 30,		Change		Percent Change
	2006	2005
Same Hospitals
Occupancy	43.2%	43.1%	110	bps*	n/a
Patient days	307,663	305,534	2,129		0.7%
Admissions	73,189	72,740	449		0.6%
Adjusted admissions	123,410	123,565	(155)		(0.1)%
Total surgeries	65,970	66,546	(576)		(0.9)%
Outpatient revenue percentage	47.4%	50.4%	(300)	bps	n/a
Inpatient revenue percentage	52.6%	49.6%	300	bps	n/a

Total Hospitals
Occupancy	42.2%	43.1%	(190)	bps	n/a
Patient days	322,423	305,534	16,889		5.5%
Admissions	76,650	72,740	3,910		5.4%
Adjusted admissions	130,368	123,565	6,803		5.5%
Total surgeries	69,203	66,546	2,657		4.0%
Outpatient revenue percentage	49.0%	50.4%	(140)	bps	n/a
Inpatient revenue percentage	51.0%	49.6%	140	bps	n/a

*	basis points

Our net patient service revenue for the 2006 Three Month Period was approximately $994.1 million as compared to $887.5 million for the 2005 Three Month Period. This change represents an increase of $106.6 million or 12.0%. Same hospitals provided approximately $39.9 million, or 37.4%, of the increase in net patient service revenue as a result of increases in reimbursement rates, favorable case mix trends and $5.0 million of business interruption revenue recognized in the 2006 Three Month Period. The remaining $66.7 million increase in net patient service revenue was primarily attributable to hospitals we acquired subsequent to June 30, 2005.

Net patient service revenue per adjusted admission at our same hospitals increased 4.6% during the 2006 Three Month Period as compared to the 2005 Three Month Period. Contributing factors to such change included increased patient acuity and improvements in Medicare and Medicaid pricing, as well as the favorable effects of renegotiated agreements with certain commercial providers.

During the 2005 Three Month Period, we recorded revenue attributable to insurance claim recovery gains for renovations and equipment approximating $15.3 million. See Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Foregone charges for charity care and indigent write-offs were $155.8 million or 4.4% of total patient charges during the 2006 Three Month Period and $141.4 million or 4.5% of total patient charges during the 2005 Three Month Period. Effective June 30, 2005, we changed our policy to reserve 100% of all self-pay accounts receivable that have aged 120 days or more from the date of discharge (prior thereto, the policy was to reserve 100% when the account balance reached 150 days old). For commercial accounts receivable over 150 days old, we also reserve 100% of the account balance. We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, significantly contributes to billing accuracy and effective accounts receivable management. Our hospitals also work diligently to help uninsured patients qualify for Medicaid and other state and local financial assistance programs.

Salaries and benefits, as a percent of net patient service revenue, increased to 40.7% for the 2006 Three Month Period from 40.1% for the 2005 Three Month Period. This increase was partially attributable to (i) the incremental impact of stock-based compensation (i.e., an increase of approximately $4.2 million in the 2006 Three Month Period over the 2005 Three Month Period) and (ii) an increase in total employed physicians that primarily resulted from our May 1, 2006 acquisition of Cleveland Clinic–Naples Hospital (now known as Physicians Regional Medical Center – see Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report). Same hospital salaries and benefits, exclusive of the impact of stock-based compensation, were 38.7% of net patient service revenue during both the 2005 Three Month Period and the 2006 Three Month Period, which reflects our ability to modulate salary and benefit cost levels to accommodate patient volume and acuity trends.

Other operating costs, as a percentage of net patient service revenue, increased from 17.2% during the 2005 Three Month Period to 17.6% during the 2006 Three Month Period. In addition to increased costs for utilities, professional fees, property taxes and insurance during the 2006 Three Month Period, the percentage increase was due to higher costs at the hospitals we acquired after June 30, 2005.

Net interest expense increased from approximately $3.0 million during the 2005 Three Month Period to $10.7 million during the 2006 Three Month Period. Such change was attributable to (i) an increased weighted average revolving credit agreement outstanding balance during the 2006 Three Month Period when compared to the 2005 Three Month Period, (ii) higher effective interest rates during the 2006 Three Month Period and (iii) Non-Put Payments, which became effective on August 1, 2006, under our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). Outstanding borrowings under our revolving credit agreement during the 2006 Three Month Period resulted from acquisition activity and certain income tax payments. The repurchase of certain of our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”) on January 31, 2006 caused our interest expense to increase by approximately $3.7 million during the 2006 Three Month Period because the effective annual interest rate of the New 2022 Notes (i.e., 0.875%) is substantially less than the effective interest rate on our 6.125% Senior Notes due 2016. Additionally, the 2023 Note Non-Put Payments caused interest expense to increase by approximately $2.9 million during the 2006 Three Month Period. See “Liquidity-Capital Resources, Credit Facilities” below and Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report.

In connection with the execution of the Third Supplemental Indenture to the 2023 Notes, we incurred approximately $3.0 million of non-capitalizable debt restructuring costs. Such amount, which was recorded as refinancing and debt modification costs in the Interim Condensed Consolidated Financial Statements in Item 1 of this Report, adversely impacted diluted earnings per share by approximately $0.01 during the 2006 Three Month Period.

2006 Nine Month Period Compared to the 2005 Nine Month Period

The following tables summarize our results of operations for the 2006 Nine Month Period and the 2005 Nine Month Period:

	Nine Months Ended September 30,
	2006		2005
	Amount	Percent of Total Revenue	Amount		Percent of Total Revenue
	(in thousands)		(in thousands)
Revenue:
Net patient service revenue	$3,005,704	100.0%	$2,681,834		98.7%
Gains on sales of assets and insurance recoveries	—	—	34,289		1.3

Total revenue	3,005,704	100.0	2,716,123		100.0

Costs and expenses:
Salaries and benefits	1,196,502	39.8	1,042,457		38.4
Supplies	414,500	13.8	376,671		13.9
Provision for doubtful accounts	266,722	8.9	240,233		8.8
Depreciation and amortization	135,055	4.5	116,146		4.3
Rent expense	61,512	2.0	53,805		2.0
Other operating expenses	520,739	17.3	437,696		16.1
Interest, net	30,451	1.0	9,692		0.3
Refinancing and debt modification costs	7,602	0.3	—		—

Total costs and expenses	2,633,083	87.6	2,276,700		83.8

Income from continuing operations before minority interests and income taxes	372,621	12.4	439,423		16.2
Minority interests in earnings of consolidated entities	(2,170)	(0.1)	(2,464)		(0.1)

Income from continuing operations before income taxes	370,451	12.3	436,959		16.1
Provision for income taxes	(143,164)	(4.7)	(162,509)		(6.0)

Income from continuing operations	$227,287	7.6%	$274,450		10.1%

	Nine Months Ended September 30,		Change		Percent Change
	2006	2005
Same Hospitals
Occupancy	46.6%	47.5%	(90)	bps*	n/a
Patient days	905,027	915,366	(10,339)		(1.1)%
Admissions	210,331	213,156	(2,825)		(1.3)%
Adjusted admissions	349,727	352,943	(3,216)		(0.9)%
Total surgeries	188,674	186,802	1,872		1.0%
Outpatient revenue percentage	48.8%	48.5%	30	bps	n/a
Inpatient revenue percentage	51.2%	51.5%	(30)	bps	n/a

Total Hospitals
Occupancy	45.4%	46.5%	(110)	bps	n/a
Patient days	1,014,514	974,753	39,761		4.1%
Admissions	236,878	226,895	9,983		4.4%
Adjusted admissions	396,148	375,859	20,289		5.4%
Total surgeries	211,277	199,347	11,930		6.0%
Outpatient revenue percentage	50.0%	48.8%	120	bps	n/a
Inpatient revenue percentage	50.0%	51.2%	(120)	bps	n/a

*	basis points

Our net patient service revenue for the 2006 Nine Month Period was approximately $3,005.7 million as compared to $2,681.8 million for the 2005 Nine Month Period. This change represents an increase of $323.9 million or 12.1%. Our hospitals that were in operation during all of the 2006 Nine Month Period and the 2005 Nine Month Period, which we refer to as the same nine month hospitals, provided approximately $120.0 million, or 37.0%, of the increase in net patient service revenue as a result of increases in surgeries and reimbursement rates, as well as favorable case mix trends. The remaining $203.9 million increase in net patient service revenue was primarily attributable to hospitals we acquired subsequent to December 31, 2004.

Net patient service revenue per adjusted admission at our same nine month hospitals increased 5.8% during the 2006 Nine Month Period as compared to the 2005 Nine Month Period. Contributing factors to such change included increased patient acuity and improvements in Medicare and Medicaid pricing, as well as the favorable effects of renegotiated agreements with certain commercial providers.

During the 2005 Nine Month Period, we recognized approximately $14.9 million of revenue attributable to gains on sales of (i) a medical office building and land in Jackson, Mississippi and (ii) two home health agencies. Additionally, during such period we recorded revenue attributable to insurance claim recovery gains for renovations and equipment approximating $19.4 million. See Notes 8 and 9 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report.

Accounts written off as charity and indigent care are not recognized in net patient service revenue. Foregone charges for charity care and indigent write-offs were $439.4 million or 4.1% of total patient charges during the 2006 Nine Month Period and $408.7 million or 4.3% of total patient charges during the 2005 Nine Month Period. Certain of our significant policies and practices regarding charity and indigent care and the provision for doubtful accounts are discussed above under the heading “2006 Three Month Period Compared to the 2005 Three Month Period.”

Our provision for doubtful accounts as a percentage of net patient service revenue declined 10 basis points from 9.0% during the 2005 Nine Month Period to 8.9% during the 2006 Nine Month Period. As discussed at Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report, during the 2005 Nine Month Period our provision for doubtful accounts policy modification for self-pay accounts receivable resulted in the recognition of additional expense of approximately $37.5 million during such period, thereby contributing approximately 140 basis points to the 2005 Nine Month Period percentage. Excluding the impact of such accounting policy modification, there was an incremental 2006 Nine Month Period increase in the provision for doubtful accounts as a percentage of net patient service revenue that was primarily attributable to an increased prevalence of uninsured and underinsured patients.

Salaries and benefits, as a percent of net patient service revenue, increased to 39.8% for the 2006 Nine Month Period from 38.9% for the 2005 Nine Month Period. This increase was partially attributable to (i) the incremental impact of stock-based compensation (i.e., an increase of approximately $12.1 million in the 2006 Nine Month Period over the 2005 Nine Month Period) and (ii) additional employed physicians that joined us primarily as a result of our acquisition of Cleveland Clinic–Naples Hospital (discussed above under the heading “2006 Three Month Period Compared to the 2005 Three Month Period”). Same nine month hospital salaries and benefits, exclusive of the impact of stock-based compensation, increased from 37.4% of net patient service revenue during the 2005 Nine Month Period to 38.0% during the 2006 Nine Month Period. The percentage increase was a result of our strategic initiatives to (i) hire more primary care physicians and family practitioners to improve and enhance physician referral patterns and (ii) employ physicians on a short-term basis in order to facilitate their entry into markets where our hospitals operate.

Other operating costs, as a percentage of net patient service revenue, increased from 16.3% during the 2005 Nine Month Period to 17.3% during the 2006 Nine Month Period. In addition to increased costs for utilities, professional fees, insurance and repairs and maintenance during the 2006 Nine Month Period, the percentage increase was due to higher costs at the hospitals we acquired after December 31, 2004.

Net interest expense increased from approximately $9.7 million during the 2005 Nine Month Period to $30.5 million during the 2006 Nine Month Period. Such increase was attributable to the same factors set forth above under the heading “2006 Three Month Period Compared to the 2005 Three Month Period.” More specifically, our repurchase of certain of the New 2022 Notes caused our interest expense to increase by approximately $9.1 million during the 2006 Nine Month Period because the effective annual interest rate of the New 2022 Notes (i.e., 0.875%) is substantially less than the corresponding variable rate under our revolving credit agreement and the effective interest rate on our 6.125% Senior Notes due 2016. Additionally, the 2023 Note Non-Put Payments caused interest expense to increase by approximately $2.9 million during the 2006 Nine Month Period. See “Liquidity-Capital Resources, Credit Facilities” below and Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report.

In connection with our repurchase of certain of the New 2022 Notes on January 31, 2006 and the execution of the Third Supplemental Indenture to the 2023 Notes, we wrote off approximately $4.6 million of deferred financing costs and incurred approximately $3.0 million of non-capitalizable debt restructuring costs. Such amounts, which were recorded as refinancing and debt modification costs in the Interim Condensed Consolidated Financial Statements in Item 1 of this Report, adversely impacted diluted earnings per share by approximately $0.02 during the 2006 Nine Month Period.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. The following is a summary of our recent cash flow activity (in thousands):

	Nine Months Ended September 30,
	2006	2005
Sources (uses) of cash and cash equivalents:
Operating activities	$353,100	$398,109
Investing activities	(418,298)	(510,312)
Financing activities	58,444	(9,696)
Discontinued operations	(7,259)	8,031

Net decrease in cash and cash equivalents	$(14,013)	$(113,868)

Operating Activities

Our cash flows from continuing operating activities decreased approximately $43.7 million or 11.0% during the 2006 Nine Month Period when compared to the 2005 Nine Month Period. Despite lower net income and substantial growth in accounts receivable during the 2006 Nine Month Period, efficient management of our other operating assets and liabilities led to stable cash flows from continuing operating activities during such period. See “Days Sales Outstanding” below for a discussion of the growth in accounts receivable at September 30, 2006. Business interruption insurance proceeds of approximately $5.0 million and $10.0 million were included in cash flows from continuing operating activities during the 2006 Nine Month Period and the 2005 Nine Month Period, respectively. Such amounts have generally been utilized to make minor repairs and fund remediation efforts at the hospitals impacted by hurricane and storm activity.

Investing Activities

Cash used in investing activities during the 2006 Nine Month Period consisted primarily of (i) $180.2 million that was paid for hospitals we acquired with effective acquisition dates of February 1, 2006, May 1, 2006 and June 1, 2006, (ii) a final working capital settlement payment of approximately $4.7 million pertaining to a hospital acquisition from a prior period, (iii) $254.5 million for additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities, new hospital construction and capital expenditures for hospital replacement projects, and (iv) a net increase in restricted funds of $21.6 million. During the 2006 Nine Month Period, the disposition of two psychiatric hospitals and certain real property in Lakeland, Florida yielded approximately $37.2 million of net proceeds from the sale of discontinued operations that were recognized as cash flows from investing activities. Cash receipts of approximately $5.4 million from sales of assets (principally property, plant and equipment) were also realized during the 2006 Nine Month Period.

During the 2005 Nine Month Period, cash used in investing activities consisted primarily of (i) $321.9 million paid for three hospitals we acquired in February 2005 and the hospital we acquired with an effective date of April 1, 2005 and (ii) $228.4 million for additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with two hospital replacement projects. Offsetting these cash outlays were cash receipts of approximately $39.9 million from sales of assets and insurance recoveries (see Notes 8 and 9 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report). Insurance proceeds have generally been utilized for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

Financing Activities

Cash provided by financing activities during the 2006 Nine Month Period included (i) borrowings of $435.0 million under our revolving credit agreement in order to finance our hospital acquisitions, certain income tax payments and our repurchase of a portion of the New 2022 Notes, (ii) net proceeds from the April 21, 2006 sale of $400.0 million of our 6.125% Senior Notes due 2016 and (iii) proceeds from exercises of stock options of $22.0 million. As more fully discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report, during the 2006 Nine Month Period we (i) repurchased approximately $275.9 million of the New 2022 Notes on January 31, 2006, which represented the accreted value of such notes on that date, and (ii) utilized the net proceeds from the sale of our 6.125% Senior Notes to repay a portion of the balance outstanding under our revolving credit agreement. Other cash used by financing activities during the 2006 Nine Month Period included dividend payments, principal payments on capital lease obligations, payments of financing costs and cash distributions to minority shareholders of approximately $43.3 million, $9.4 million, $3.5 million and $1.9 million, respectively. Additionally, approximately $24.6 million of cash was expended during such period in furtherance of our ongoing $250 million common stock repurchase program.

Cash provided by financing activities during the 2005 Nine Month Period included borrowings of approximately $206.9 million under our revolving credit agreement in order to (i) finance the acquisition of three hospitals in February 2005 and one hospital we acquired with an effective date of April 1, 2005 and (ii) fund a portion of our 2005 ten million share common stock repurchase program. Proceeds from exercises of stock options provided an additional $56.4 million during the 2005 Nine Month Period. Cash used by financing activities during such period included dividend payments, purchases of treasury stock, a payment to collateralize a letter of credit and payments of financing costs of approximately $28.7 million, $61.8 million, $16.0 million and $2.0 million, respectively, as well as principal payments on debt and capital lease obligations of $163.8 million.

Discontinued Operations

The cash used by operating our discontinued operations during the 2006 Nine Month Period was approximately $7.3 million. During the 2005 Nine Month Period cash provided by our discontinued operations was $8.0 million. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a materially adverse effect on our liquidity or financial position. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report.

Days Sales Outstanding

In connection with our change of fiscal year end from September 30 to December 31, we announced a number of financial and quality objectives for the year ending December 31, 2006, including days sales outstanding, or DSO, which is calculated, in part, by dividing quarterly net patient service revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on accounts receivable. Our DSO at September 30, 2006 was 74 days, which compares to 69 days and 66 days at December 31, 2005 and September 30, 2005, respectively. Our published DSO objective range is 62 days to 69 days. The increase in DSO and accounts receivable at September 30, 2006 is due to (i) Centers for Medicare and Medicaid Services (“CMS”) application processing delays relative to Medicare tie-in notices for certain of our recent acquisitions and (ii) CMS’ claim payment hold for the last nine days of the federal fiscal year ended September 30, 2006, as mandated under the Deficit Reduction Act of 2006; such claim payment hold was subsequently released in October 2006.

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

Capital Resources

Credit Facilities

We currently have a revolving credit agreement with a syndicate of banks that expires on May 14, 2009. Such agreement allows us to borrow, on a revolving unsecured basis, up to $750.0 million (including standby letters of credit). Under the revolving credit agreement, we can elect whether the interest rate we pay is based on the prime rate or the LIBOR rate. Our effective interest rate includes a spread above the base rate we select and is subject to modification if our debt rating changes. Such effective interest rate and our credit availability under the revolving credit agreement at September 30, 2006 were 5.83% and $495.0 million, respectively. Subsequent to September 30, 2006, we reduced the amount outstanding under the revolving credit agreement by $15.0 million, thereby increasing our availability to $510.0 million as of November 3, 2006.

Under the terms of the revolving credit agreement, we are obligated to pay certain commitment fees based upon amounts available to us for borrowing. In addition, such agreement contains covenants that, without the prior consent of the lenders, limit certain of our activities, including those relating to mergers, consolidations, our ability to borrow additional amounts, make guarantees and grant security interests. We have complied with the financial covenants under our revolving credit agreement, which are calculated at September 30, 2006 as follows:

	Requirement	Level
Maximum permitted consolidated leverage ratio	< 3.00 to 1.00	1.88 to 1.00
Minimum required consolidated interest coverage ratio	> 3.00 to 1.00	8.66 to 1.00

We also executed a $20.0 million unsecured Demand Promissory Note in favor of a bank, which is to be used as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the Demand Promissory Note, we may borrow and repay, on a revolving unsecured basis, up to the principal face amount of the note. All principal and accrued interest outstanding under the Demand Promissory Note will be immediately due and payable upon the bank’s written demand. Absent such demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. The Demand Promissory Note’s effective interest rate on September 30, 2006 was 6.07%; however, there were no amounts outstanding thereunder on such date.

Senior Debt Securities

6.125% Senior Notes due 2016 (the “Senior Notes”). As more fully discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report, on April 21, 2006 we completed an underwritten public offering of $400.0 million of our Senior Notes, which are unsecured obligations that rank equally in priority with our revolving credit agreement. The Senior Notes are expressly senior in right of payment to our 1.50% Convertible Senior Subordinated Notes due 2023, Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 and Zero-Coupon Convertible Senior Subordinated Notes due 2022. The sale of the Senior Notes resulted in our receipt of net proceeds approximating $396.3 million, which we utilized to repay a portion of the balance outstanding under our revolving credit agreement. The Senior Notes mature on April 15, 2016 and bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on April 15 and October 15. We intend to fund our semi-annual interest payments with available cash balances, cash provided by operating activities and, if necessary, amounts available under our revolving credit agreement.

Convertible Debt Securities

Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”). As more fully discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report, we were contractually obligated to repurchase certain New 2022 Notes on January 31, 2006 at their accreted value of approximately $275.9 million. The holders of approximately $12.7 million in principal face value of New 2022 Notes did not require us to repurchase their notes and, accordingly, such notes remain outstanding. The holders of the remaining New 2022 Notes may require us to repurchase such notes for their accreted value on January 28, 2007. We financed the $275.9 million New 2022 Note repurchase with borrowings under our revolving credit agreement. Should we be required to repurchase the remaining New 2022 Notes, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, amounts available under our revolving credit agreement.

1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). At September 30, 2006, approximately $574.7 million was outstanding under the 2023 Notes. The holders of the 2023 Notes may require us to repurchase such notes for their principal face value on August 1, 2008.

As more fully discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report, we modified the indenture that governs the 2023 Notes on June 30, 2006. Such modification requires us to make additional cash payments (“Non-Put Payments”) to the noteholders equal to 2.875% per annum of the principal face amount of their outstanding 2023 Notes. Inclusive of the 1.50% per annum interest provided in the original indenture, the noteholders will receive total annual payments of 4.375% of the principal face amount of their outstanding 2023 Notes. The Non-Put Payments will be made semi-annually, in arrears, on February 1 and August 1 of each year. The first of the Non-Put Payments will be on February 1, 2007 to holders of record on January 15, 2007. We intend to fund our semi-annual interest payments and Non-Put Payments with available cash balances, cash provided by operating activities and, if necessary, amounts available under our revolving credit agreement.

Dividends and Stock Repurchase Program

During the 2006 Nine Month Period, we paid aggregate cash dividends of $0.18 per common share, or approximately $43.3 million. Additionally, on October 31, 2006 we announced that our Board of Directors declared a cash dividend of $0.06 per share of common stock, payable on December 5, 2006 to stockholders of record at the close of business on November 10, 2006.

On June 23, 2006, we announced that our Board of Directors approved a program to repurchase up to $250 million of our common stock. In connection with the abovementioned Non-Put Payments, we temporarily suspended the common stock repurchase program from June 30, 2006 until the close of business on August 1, 2006, which was the first date that the holders of the 2023 Notes could have required us to repurchase their notes. Through November 3, 2006, we repurchased a total of 1,812,700 shares of our common stock under this program in the open market at an aggregate cost of approximately $36.7 million. We will continue to repurchase shares of our common stock until we reach $250 million of aggregate purchases or until we otherwise decide to terminate the repurchase program.

Our dividend payments and common stock repurchase program are funded with available cash balances, cash provided by operating activities and amounts available under our revolving credit agreement. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2 of Part II of this Report.

Standby Letters of Credit

At September 30, 2006, we maintained approximately $24.8 million of standby letters of credit in favor of third parties with various expiration dates through September 30, 2007. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, amounts available under our revolving credit agreement.

Capital Expenditures

Among other things, our long-term business strategy calls for us to acquire additional hospitals that meet our acquisition criteria. Historically, acquisitions of hospitals accounted for a significant portion of our capital expenditures in any given fiscal year and/or quarter. We generally fund acquisitions, replacement hospitals and other ongoing capital expenditure requirements with available cash balances, cash generated from operating activities, amounts available under our revolving credit agreement and proceeds from long-term debt issuances, or a combination thereof. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report for discussion of our recently completed acquisitions.

A number of hospital renovation and/or expansion projects were underway at September 30, 2006. We do not believe that any of these projects are individually significant or that they represent, in the aggregate, a substantial commitment of our resources. We completed construction of our replacement hospital in Carlisle, Pennsylvania in January 2006 and we plan to open our new Collier Regional Medical Center in Naples, Florida, which is currently under construction, in early 2007. Within the next year, we anticipate that we will spend approximately $15 million to $25 million for new hospital construction. Additionally, we are contractually obligated to construct a new hospital facility at our Monroe, Georgia location within the next two years. The aggregate cost for such project has not yet been determined but the underlying land parcel was acquired for cash in March 2006.

Hospital Divestitures

As more fully discussed at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report, we entered into a definitive agreement to sell three general acute care hospitals and certain affiliated entities. Subject to regulatory approvals and other conditions customary to closing, we anticipate that this transaction will close on or before December 31, 2006. We expect to utilize the net proceeds therefrom for general corporate purposes.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2006, there were no material changes to the information provided by us in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2005.

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

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended September 30, 2005 and Item 1A of Part II of each of our Quarterly Reports on Form 10-Q for the three months ended June 30, 2006 and March 31, 2006. We operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any forward-looking statement.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this quarterly report in order to reflect new information, future events or other developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other than borrowings under our revolving credit agreement, as discussed in Item 2 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Resources and Capital Expenditures - Capital Resources – Credit Facilities,” of Part I of this Report, there were no material changes during the three months ended September 30, 2006 to the quantitative and qualitative disclosures about market risks provided by us in Item 3 of Part I of our Quarterly Report on Form 10-Q for the three months ended June 30, 2006.

Item 4. Controls and Procedures.

(a) Evaluation Of Disclosure Controls And Procedures. Our Chief Executive Officer and Vice Chairman (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Vice Chairman and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

(b) Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Descriptions of and updates to material legal proceedings to which Health Management Associates, Inc. (“we,” “our” or “us”) and our subsidiaries are a party are set forth in Note 10 to the Interim Condensed Consolidated Financial Statements in Item 1 of Part I of this Report and are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 23, 2006, we announced the commencement of a share repurchase program to acquire up to $250 million of our common stock. We temporarily suspended our common stock repurchase program from June 30, 2006 until the close of business on August 1, 2006, which was the first date that the holders of the 1.50% Convertible Senior Subordinated Notes due 2023 could have required us to repurchase their notes. The table below summarizes purchases made in the open market during each month during the quarter ended September 30, 2006, as well as purchases during each month of the immediately preceding quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
				(in thousands)
April 2006	—	$—	—	$—
May 2006	—	—	—	—
June 2006	500,000	19.62	500,000	240,190
July 2006	—	—	—	240,190
August 2006	712,700	20.79	1,212,700	225,376
September 2006	—	—	1,212,700	225,376

Subsequent to September 30, 2006 and through November 3, 2006, we repurchased an additional 600,000 shares of our common stock under the aforementioned program in the open market at a total cost of approximately $12.0 million. We will continue to repurchase shares of our common stock until we reach $250 million of aggregate purchases or until we otherwise decide to terminate the repurchase program.

Item 6. Exhibits.

See Index to Exhibits beginning on page 35 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: November 9, 2006	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(4) Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, Dated June 30, 2006 to Indenture Dated as of July 29, 2003, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 30, 2006, is incorporated herein by reference.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 1350 Certifications.