Form 10-K
period 2006-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2007-02-27
CIK 792985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-K
_____________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File Number 001-11141

HEALTH MANAGEMENT ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-0963645
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5811 Pelican Bay Boulevard, Suite 500
Naples, Florida	34108-2710
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (239) 598-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Zero-Coupon Convertible Senior Subordinated Notes due 2022
Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022
1.50% Convertible Senior Subordinated Notes due 2023
6.125% Senior Notes due 2016

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No☐

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of February 23, 2007, there were 242,115,863 shares of the registrant’s Class A Common Stock, par value $0.01 per share outstanding. As of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,573,007,234 as determined by reference to the listed price of the registrant’s Class A Common Stock as of the close of business on such day. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.

     Portions of the registrant’s definitive proxy statement, to be issued in connection with the Annual Meeting of Stockholders of the registrant to be held on May 15, 2007, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report.

     TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
HEALTH MANAGEMENT ASSOCIATES, INC.

Year Ended December 31, 2006

	PART I
Item 1.	Business	3
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	26
	PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	28
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	52
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	96
Item 9A.	Controls and Procedures	96
Item 9B.	Other Information	97
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	98
Item 11.	Executive Compensation	98
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related	98
	Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence	99
Item 14.	Principal Accountant Fees and Services	99
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	99

Note:	Portions of the registrant’s definitive proxy statement, to be issued in connection with the Annual Meeting of Stockholders of the registrant to be held on May 15, 2007, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report.

PART I

ITEM 1. BUSINESS.

OVERVIEW

     Through our subsidiaries, Health Management Associates, Inc. (“we,” “our” or “us”) owns and operates general acute care hospitals in non-urban communities. As of December 31, 2006, we operated 60 hospitals with a total of 8,589 licensed beds. During the year ended December 31, 2006, we operated facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia. Historically, we also operated two psychiatric hospitals in Florida with a combined total of 184 licensed beds; however, such hospitals were sold on September 1, 2006.

     Services provided by our hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care and pediatric services. We also provide outpatient services such as one-day surgery, laboratory, x-ray, respiratory therapy, cardiology and physical therapy. In addition, some of our hospitals provide specialty services in, among other areas, cardiology (e.g., open-heart surgery), neuro-surgery, oncology, radiation therapy, computer-assisted tomography (“CT”) scanning, magnetic resonance imaging (“MRI”), lithotripsy and full-service obstetrics. Our facilities benefit from centralized corporate resources, such as purchasing, information services, finance and control systems, legal services, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

     As more fully discussed at Note 17 to the Consolidated Financial Statements in Item 8 of Part II, we announced a recapitalization of our balance sheet in January 2007 (hereinafter referred to as the “Recapitalization”). Among other things, the Recapitalization calls for the payment of a special $10.00 per share cash dividend to our stockholders and significant modifications to our existing debt structure.

     Effective March 1, 2006, our Board of Directors approved a change in our fiscal year end from September 30 to December 31. In connection with this change, we have included at Item 8 of Part II our audited Consolidated Financial Statements (i) as of and for the year ended December 31, 2006 (the “2006 Calendar Year”), (ii) as of and for the three months ended December 31, 2005 (the “2005 Three Month Period”) and (iii) for the years ended September 30, 2005 and 2004 (the “2005 Fiscal Year” and the “2004 Fiscal Year,” respectively).

      Our Class A common stock is listed on the New York Stock Exchange under the symbol “HMA.” We have been named to the list of Fortune’s 2006 Most Admired Companies in America, appearing as the top company in the “Health Care: Medical Facilities” category. We were incorporated in Delaware in 1979 but began operations through a subsidiary of ours that was formed in 1977. We became a public company in 1991.

ACQUISITIONS, DIVESTITURES, JOINT VENTURES AND OTHER ACTIVITY

     We proactively identify acquisition targets in addition to responding to requests for proposals from entities that are seeking to sell or lease hospital facilities. As a result, we generally enter into several agreements to acquire hospital facilities during each fiscal year. In addition, we continually evaluate our portfolio of hospitals and, if an individual hospital no longer meets our short and long-term performance criteria, we will explore strategic alternatives, including, in some cases, divestiture. Where appropriate, and consistent with our performance criteria and other objectives, we also explore collaborative relationships, including joint ventures, with physicians and others. Generally, at any given time, we are actively involved in negotiations concerning possible acquisitions, divestitures and joint ventures. Recently completed and pending transactions are set forth below.

Acquisitions

  Effective June 1, 2006, we acquired Gulf Coast Medical Center, a 189-bed general acute care hospital in Biloxi, Mississippi. The purchase price for this acquisition was approximately $14.9 million.

  Effective May 1, 2006, we acquired Cleveland Clinic – Naples Hospital, an 83-bed general acute care hospital in Naples, Florida, and a vacant land parcel near such hospital. The purchase price for this acquisition was approximately $125.5 million.

  Effective February 1, 2006, we acquired an 80% ownership interest in Orlando Regional St. Cloud Hospital, an 84-bed general acute care hospital in St. Cloud, Florida. Orlando Regional Healthcare, a not-for-profit organization, retained a 20% ownership interest in the hospital. The purchase price for our 80% controlling interest was approximately $38.1 million.

  Effective January 1, 2006, we acquired Barrow Community Hospital, a 56-bed general acute care hospital in Winder, Georgia. The purchase price for this acquisition was approximately $33.2 million.

Divestitures (completed and pending)

  Effective September 1, 2006, we completed the sale of SandyPines, an 80-bed psychiatric hospital in Tequesta, Florida, University Behavioral Center, a 104-bed psychiatric hospital in Orlando, Florida, and certain real property in Lakeland, Florida that we operated as an inpatient psychiatric facility through December 31, 2000. The selling price was $38.0 million, which resulted in a pre-tax gain of approximately $20.7 million.

  On July 24, 2006, we announced that we had signed a definitive agreement to divest (i) Williamson Memorial Hospital, a 76-bed general acute care hospital in Williamson, West Virginia, (ii) Southwest Regional Medical Center, a 79-bed general acute care hospital in Little Rock, Arkansas, (iii) Summit Medical Center, a 103-bed general acute care hospital in Van Buren, Arkansas, and (iv) certain affiliated entities. Subject to regulatory approvals and other conditions customary to closing, we anticipate that Williamson Memorial Hospital and Summit Medical Center will be divested during the first half of 2007. While we still intend to sell Southwest Regional Medical Center, the timing of such disposition is to be determined.

     The aforementioned divestitures are hereinafter collectively referred to as the “Divested Operations.”

Joint Venture and Other Activity

  On January 23, 2007, we completed a joint venture transaction with respect to Riverview Regional Medical Center, a 281-bed general acute care hospital in Gadsden, Alabama. Fifty-one physicians now own a minority equity interest in the joint venture and participate in the hospital’s governance. We continue to own the majority equity interest in the joint venture and manage the hospital’s day-to-day operations.

  We opened our newly constructed general acute care hospital, 100-bed Physicians Regional Medical Center – Collier Boulevard in Naples, Florida, on February 5, 2007.

MARKET

     Our market for operating and acquiring general acute care hospitals is non-urban areas with populations of 30,000 to 400,000 people, located primarily in the southeastern and southwestern United States. Typically, the general acute care hospitals we acquire are, or we believe can become, the sole or preferred provider of health care services in their market areas. Our target markets generally have the following characteristics:

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

Improve Operations of Existing Hospitals

     For our existing hospitals, we seek to increase our operating revenue by providing quality health care necessary to increase admissions and outpatient business. These hospitals are administered and directed on a local level by each hospital’s chief executive officer. A key element of our strategy is establishing and maintaining cooperative relationships with our physicians. We maintain a physician recruitment program designed to attract and retain qualified specialists and primary care physicians, in conjunction with our existing physicians and community needs, in order to broaden the services offered by our hospitals.

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

  “ProMed,” an emergency room clinical pathway support service;

  “MedKey™,” a plastic identification and patient information card that streamlines the registration process; and

  “One Call Scheduling,” a dedicated phone system that physicians and other medical personnel can use to simultaneously schedule various diagnostic tests and services.

     There are various opportunities to increase the number of patients who seek treatment at our hospitals. We believe that improving patient volume primarily rests in the refinement of physician relationships within the communities where our hospitals operate. In addition to local physician leadership council participation wherein we listen and respond to physician concerns, we continually evaluate innovative strategic business alternatives that address the ever-changing economic health care climate. In that regard, we have entered into, and will continue to enter into, joint venture arrangements with physicians for entire hospitals, ambulatory surgical centers, medical office buildings and other health care services businesses. Although joint ventures are not appropriate for each community where we have a hospital, we plan to seek physician or physician group partners in the markets where we believe that it is economically viable and consistent with our goals and objectives. Often times, there already exists a high level of competition for health care services in these markets. With respect to our collaborative physician-based initiatives, we believe that our ultimate success will depend, in part, on our flexibility, creativity and responsiveness to all involved constituencies.

     Additionally, our physician practice management division, which oversees substantially all of our employed physicians, is directly employing more physicians through a combination of organic growth and acquisitions. In their respective markets, our employed physicians are leading our clinics, which provide health care services outside of the hospital setting. They have also assumed active roles managing local physician relationships and other physician activity in their markets. As a result of physician practice management division initiatives, we are beginning to see the evolution of changes in physician referral patterns. During 2007, we expect significant contributions from the physicians hired by our physician practice management division.

Acquire Additional Hospitals

     We believe that the general acute care hospitals we acquire are, or can become, the provider of choice for health care services in their respective market areas. When we evaluate potential acquisitions, we require that a hospital’s market service area have a demonstrated need for the hospital, along with an established physician base that we believe can benefit from our ability to attract additional qualified physicians to the area, based on community needs. We also consider constructing new hospitals and partnering with not-for-profit entities in areas and markets that otherwise meet our acquisition criteria.

     We also believe that many of the hospitals we acquire are under-performing at the time of acquisition. Upon acquiring a hospital, we conduct a thorough review and, where appropriate, retain current administrative leadership. We also take several other steps, including, among other things, employing a well-qualified chief executive officer, chief financial officer and chief nursing officer, implementing our proprietary management information system (the Pulse System®) and other technological enhancements, recruiting physicians, establishing additional quality assessment and efficiency measures, introducing volume purchasing under company-wide agreements, and spending the necessary capital to renovate facilities and upgrade equipment. Our Pulse System® and the other technological enhancements that we implement provide each hospital’s management team with the financial and operational information necessary to operate the hospital efficiently and effectively. Based on the information gathered, we can also assist physicians with case management.

     Additionally, we believe that we operate each hospital we acquire in an efficient manner to expand and improve the services it offers. We strive to provide at least 90% of the acute care needs of each community our hospitals serve and reduce the outmigration of patients to hospitals in larger urban areas. Generally, we have been successful in achieving a significant improvement in the operating performance of our newly acquired facilities within 12 to 24 months of acquisition, and we generally seek to recover our cash investment within four to five years. Once a facility has matured, we generally achieve incremental growth through the addition of physician practices, recruitment of physicians based on community needs, expansion and enhancement of health care services and favorable demographic trends.

Provide Quality Health Care

     All of our general acute care hospitals (and substantially all of our laboratories and home health agencies) are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). We continually seek to improve the quality of the health care services we deliver with the help of our company-wide proprietary QSM patient quality management program. Surveyed patients are asked to fill out a confidential survey that seeks their perception of the hospital’s health care services, including medical treatment, nursing care, the hospital’s attention to patient concerns, the administration process, cleanliness of the facility and the quality of dietary services. Each hospital’s management team utilizes information provided by this program and compares the results against specific patient care objectives set by management and staff physicians to improve and enhance services. The overall results from our QSM program for the 2006 Calendar Year indicated that 86%, 98% and 95% of our surveyed inpatients, outpatients and emergency room patients, respectively, rated their experience at one of our hospitals as good or excellent.

Utilize Efficient Management

     We consider our management structure to be decentralized. Our hospitals are run by experienced chief executive officers, chief financial officers and chief nursing officers who have both the authority and responsibility for day-to-day hospital operations. Incentive compensation programs have been implemented to reward our managers for achieving and exceeding pre-established goals. We employ a relatively small corporate staff to provide services such as systems design and development, training, human resource management, reimbursement, technical accounting support, legal services, purchasing, risk management and construction management. We maintain centralized financial control through fiscal and accounting policies established at the corporate level for use at all of our subsidiary hospitals. Financial information is consolidated at the corporate level using our proprietary Pulse System® and is monitored daily by our management team. We also participate in a group purchasing organization with other proprietary hospital systems in order to procure medical equipment and supplies. We believe that this participation allows us to obtain lower costs for medical equipment and supplies by leveraging the buying power of the organization’s members.

SELECTED OPERATING STATISTICS

     The following table sets forth selected operating statistics for our hospitals, exclusive of the Divested Operations:

		Three Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended September 30,
	2006	2005	2005	2004
Total hospitals owned or leased as of the end of the
period	57	53	52	47
Licensed beds as of the end of the period (1)	8,331	7,872	7,824	6,982
Admissions (2)	316,096	74,437	296,419	276,421
Adjusted admissions (3)	528,634	123,430	489,649	446,990
Emergency room visits (4)	1,310,033	333,356	1,185,431	1,161,948
Surgeries (5)	281,693	66,095	258,953	247,330
Patient days (6)	1,348,371	314,959	1,269,847	1,190,510
Acute care average length of stay in days (7)	4.3	4.2	4.3	4.3
Occupancy rates (8)	45.0%	45.1%	45.9%	47.3%

____________________

(1)	Licensed beds are beds for which a hospital has obtained approval to operate from the applicable state licensing agency.

(2)	Admissions are patients admitted to our hospitals for inpatient treatment. This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient volume.

(3)	Adjusted admissions are total admissions adjusted for outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient charges and gross outpatient charges and then dividing the resulting amount by gross inpatient charges. This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient and outpatient volume.

(4)	The number of emergency room visits is a critical operational measure that is used by our management, investors and other readers of our financial statements to gauge our patient volume. Much of our inpatient volume is a byproduct of a patient’s initial encounter with our hospitals through an emergency room visit.

(5)	The number of surgeries includes both inpatient and outpatient surgeries. This statistic is used by our management, investors and other readers of our financial statements as one component of overall patient volume and business trends.

(6)	Patient days is the total number of days that patients are admitted in our hospitals. This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient volume.

(7)	Acute care average length of stay in days represents the average number of days admitted patients stay in our hospitals. This statistic is used by our management, investors and other readers of our financial statements as a measure of our utilization of resources.

(8)	Occupancy rates are affected by many factors, including the population size and general economic conditions within particular market service areas, the degrees of variation in medical and surgical products, outpatient use of hospital services, quality and treatment availability at competing hospitals, and seasonality.

COMPETITION

Existing hospitals

     In many of the geographic areas in which we operate, there are other hospitals that provide services comparable to those offered by our hospitals. Generally, competition is limited to a single or small number of competitors in each hospital’s market service area. In fact, with respect to the delivery of general acute care services, we believe that most of our hospitals face less competition in their immediate market service areas than they would likely face in larger communities. In market service areas where our hospitals face competition, we strive to distinguish ourselves based on the quality and scope of the medical services we provide.

     Certain of our competitors may have greater resources than we do, may be better equipped than we are and could offer a broader range of services than we do. For example, some hospitals that compete with us are owned by governmental agencies and are supported by tax revenue, and others are owned by not-for-profit entities and may be supported, to a large extent, by endowments and charitable contributions. Such support is not available to our hospitals. In addition, outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers (including many in which physicians have an ownership interest and a growing number of health care clinics in large retail stores) also introduce competitors to the health care marketplace. Such health care facilities have increased in number and accessibility in recent years.

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

     We are in an industry that has a competitive labor market. As such, we face competition for attracting and retaining health care professionals. In recent years, there has been a nationwide shortage of qualified nurses. In order to address this shortage, we have increased wages, improved hospital working conditions and fostered relationships with local nursing schools.

     Another important factor contributing to a hospital’s competitive advantage is the number and quality of the physicians on its staff. Physicians make admitting decisions and decisions regarding the appropriate course of a patient’s treatment which, in turn, affects hospital revenue. Admitting physicians may also be on the medical staffs of hospitals that we do not own or lease. By offering quality services and facilities, convenient locations, and state-of-the-art medical equipment, we attempt to attract our physicians’ patients. Our hospitals attempt to increase the number, quality and specialties of physicians in their communities based on community needs. From September 30, 2005 to December 31, 2006, we recruited 445 physicians. Often, in consideration for a physician relocating to a community where one of our hospitals is located and agreeing to engage in private practice, our subsidiary hospitals advance money to the physician to provide financial assistance pursuant to a recruiting agreement for the physician to establish a practice. The amounts advanced are dependent on the individual financial results of each physician’s practice during a certain period, referred to as the measurement period, which generally does not exceed one year. The amounts advanced under these recruiting agreements at the end of the physician’s measurement period are considered loans and are generally forgiven pro rata over a period of 12 to 24 months, contingent upon the physician continuing to practice in the community.

Acquisitions

     We face competition for acquisitions of hospitals from both proprietary and not-for-profit multi-hospital groups. Some of these competitors may have greater financial and other resources than we do. Historically, we have been able to acquire hospitals at prices we believe to be reasonable. However, increased competition for acquisitions of non-urban general acute care hospitals could have an adverse impact on our ability to acquire additional hospitals on favorable terms.

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

  the federal government under the Medicare program;

  each of the states in which our hospitals are located under the various state Medicaid programs;

  commercial insurance; and

  private insurers and patients.

     Co-payments and deductibles are a portion of the patient’s bill for medical services that many private and governmental payors require the patient to pay. Co-payment and deductible amounts vary among payors and are based upon the provisions of the plan in which the patient participates. We do not track and segregate the portion of co-payments or deductibles that we collect at the time of service. We believe that we subsequently collect approximately 50% of amounts not collected at the time of service. Co-payments and deductibles are subject to the same collection practices as other patient accounts receivable.

     Our policy is to verify insurance coverage prior to rendering service in order to facilitate timely identification of the payor and the benefits covered. However, adherence to this policy is not permitted under federal law when the necessity of service and patient condition (e.g., emergency room services, active labor and other similar situations) are present, as these conditions preclude the verification of coverage. We do not quantify the percent of encounters where coverage is not verified prior to services being rendered.

     Approximately 95% of our billing is processed electronically via our proprietary Pulse System®. Charges for services rendered are automatically interfaced into our billing system. Our billing system edits the bills for inconsistencies and improperly billed charges. Any inconsistencies are reviewed by billing personnel who resolve such inconsistencies before the bill is sent. Once the preliminary bill has cleared the edit process, our systems automatically generate a final bill. Approximately 95% of these bills are sent electronically to third party payors. For the 5% of the bills that are not generated through the above described process, paper copies of the bills are printed and mailed to third party payors or individuals, as the case may be.

     The following table sets forth the approximate percent of hospital revenue, defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, that we derive from various payors:

	Year Ended
	December 31,	Years Ended September 30,
	2006	2005	2004
Medicare	35%	35%	35%
Medicaid	9	10	9
Commercial insurance and other	47	47	46
Self-pay	9	8	10
Totals	100%	100%	100%

     Hospital revenue depends upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures. Reimbursement rates for routine inpatient services vary significantly depending on the type of service (e.g., acute care, intensive care, etc.) and the geographic location of the hospital. The percent of operating revenue attributable to outpatient services has generally increased in recent years, primarily as a result of advances in medical technology that allow more services to be provided on an outpatient basis, as well as increased pressure from Medicare, Medicaid and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our experience with respect to increased outpatient levels mirrors the general trend occurring in the health care industry.

Medicare and Medicaid

     Medicare is a federal health insurance program, administered by the U.S. Department of Health and Human Services that provides hospital and other medical benefits to individuals age 65 and over, certain disabled persons and certain other individuals with qualifying conditions. Medicaid is a joint federal-state health care benefit program, operating pursuant to a state plan developed and administered by each participating state, subject to broadly defined federal requirements, that provides hospital and other medical benefits to uninsured individuals who are otherwise unable to afford health care services. Our hospitals derive a substantial portion of their net operating revenue from the Medicare and Medicaid programs. Both the Medicare and Medicaid programs are heavily regulated and subject to frequent changes that typically affect the payments to participating hospitals.

Medicare Inpatient Payments

     The Medicare program provides payment for inpatient hospital services under a prospective payment system, or PPS. Under the inpatient PPS, hospitals are paid a prospectively determined fixed amount for each hospital discharge. The fixed payment amount per inpatient discharge is established based upon each patient’s diagnosis related group, or DRG. Each patient admitted for care is assigned to a DRG based upon his or her primary admitting diagnosis. Every DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. The DRG payment rates are based on national average costs from an historic base period and do not consider the actual costs incurred by a hospital in providing care. Although based upon national average costs, the DRG standardized amounts and capital payment rates are adjusted by the wage index and geographic adjustment factor for the geographic region in which a particular hospital is located or reclassified to and are weighted based upon a statistically normal distribution of severity. DRG rates are usually adjusted by an update factor each federal fiscal year, which begins on October 1st. The update factor used as the basis to adjust the DRG rates (the “market basket”) takes into consideration annual inflation in the purchasing of goods and services experienced by hospitals and other entities. Because other entities are included in the market basket determination, for several years the market basket has been lower than the percent increase in costs experienced by hospitals. For federal fiscal years 2006, 2005 and 2004, the update factors were 3.7%, 3.3% and 3.4%, respectively. For federal fiscal year 2007, the update factor is 3.4% .

     On August 1, 2006, the Centers for Medicare & Medicaid Services (“CMS”) proposed to adopt refinements in accounting for patient disease severity in order to prevent underpayments for caring for the most severely ill patients. The proposed options included adopting Consolidated Severity (“CS”)-DRGs that would replace the current system of 526 DRGs with 861 refined DRGs, as well as other options for timing and content of a refined severity adjusted system. CMS has currently identified 20 new DRGs involving 13 different clinical areas that would significantly improve the DRG system’s recognition of severity of illness. In creating these 20 new DRGs, CMS is deleting 8 and modifying 32 existing DRGs. CMS is taking these interim steps in federal fiscal year 2007 as a prelude to making more comprehensive changes to better account for severity in the DRG system by federal fiscal year 2008. We cannot assess the precise impact of these changes at this time. However, CMS has stated that, as a result of the move to CS-DRGs, aggregate payments to hospitals will increase by approximately 3.5% in federal fiscal year 2007, or by more than $3.4 billion, and that only two percent of hospitals have a projected reduction in payment as a result of the interim rule.

     An additional payment is made for hospitals that serve a significantly disproportionate share of low income Medicare and Medicaid patients. The additional payment is based on the hospital’s DRG payments and paid according to formulas that take into consideration the hospital’s percent of low income patients, the hospital’s status, geographic designation and its number of beds.

Medicare Outpatient Payments

     The majority of hospital outpatient services and certain Medicare Part B services that are furnished to hospital inpatients with no Part A coverage are also paid by Medicare on a PPS basis. However, certain outpatient services, including physical therapy, occupational therapy, speech therapy, durable medical equipment, clinical diagnostic laboratory services and services at freestanding surgical centers and diagnostic facilities, are paid on the basis of fee schedules established by Medicare.

     Medicare’s outpatient PPS groups services that are clinically related and use similar resources into ambulatory payment classifications, or APCs. Depending on the service rendered during an encounter, a patient may be assigned to a single or multiple groups. Medicare pays a set price or rate for each group, regardless of the actual costs incurred in providing care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year, again based on the market basket. For federal fiscal years 2006, 2005 and 2004, the payment rate update factors were 3.7%, 3.3% and 3.4%, respectively. For federal fiscal year 2007, the update factor is 3.4% .

Medicare Outlier Payments

     In addition to DRG and capital payments, our hospitals may qualify for and receive “outlier” payments from Medicare for certain inpatient hospital services. Typically, Medicare sets aside 5.1% of Medicare inpatient payments to pay for inpatient stays that are outliers. Outlier payments are made for those inpatient discharges where the total cost of care (as determined by using the gross charges adjusted by the hospital’s cost-to-charge ratio) exceeds the total DRG payment plus a fixed threshold amount. In determining the cost-to-charge ratio, Medicare uses the latest of either a hospital’s most recently submitted or most recently settled cost report. The threshold amounts used in the outlier computation for federal fiscal years 2006, 2005 and 2004 were $23,600, $25,800 and $31,000, respectively. The amount for federal fiscal year 2007 is $24,485. Excluding the Divested Operations, approximately 2.1%, 2.2%, 2.4% and 2.5% of our Medicare inpatient payments were for outlier payments during the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year, respectively.

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

Medicare Rural Health Clinic Payments

     A rural health clinic is an outpatient facility primarily engaged in furnishing physician and other health services in accordance with federal guidelines. The clinic must be located in a medically under-served area that is non-urbanized, as defined by the U. S. Census Bureau. Payments to rural health clinics for covered services rendered to patients, is made via an all-inclusive, per visit rate. As of December 31, 2006, we operated five rural health clinics in Missouri.

Medicare Reimbursement for Bad Debts

     Medicare reimburses hospitals and other health care facilities for certain allowable costs that are attributable to uncollectible Medicare beneficiary deductible and coinsurance amounts. Hospitals generally receive an interim pass-through payment for bad debts during the cost report year in an amount determined by the Medicare fiscal intermediary, based upon the prior period’s bad debts as reported on the hospital’s cost report. In order to be an allowable bad debt, the underlying accounts receivable must be related to a covered service and derived from a deductible and/or coinsurance amount. In addition, the following conditions must be met: (i) the hospital must be able to establish that reasonable collection efforts were undertaken prior to classification as a bad debt; (ii) the debt was actually uncollectible when classified as worthless; and (iii) sound business judgment established that there was no likelihood of recovery of the debt at any time in the future. In determining reasonable cost subject to reimbursement, the amount of bad debts otherwise treatable as allowable are reduced 30% by Medicare. Amounts received by a hospital as reimbursement for bad debts are subject to audit and recoupment by the fiscal intermediary. Bad debt reimbursement has been a focus of fiscal intermediary audit/recoupment efforts in the past.

Emergency Medical Treatment and Active Labor Act

     All of our facilities are subject to the federal Emergency Medical Treatment and Active Labor Act (“EMTALA”), which requires hospitals participating in the Medicare program to conduct an appropriate medical screening examination of every person who presents himself to the hospital’s emergency room for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition, regardless of the individual’s ability to pay for care. EMTALA imposes severe penalties if a hospital fails to screen or appropriately stabilize or transfer a patient, or if the hospital delays service while first inquiring about the patient’s ability to pay. Such penalties include, but are not limited to, civil monetary penalties and exclusion from participation in the Medicare program. In addition to civil monetary penalties, an aggrieved patient or the patient’s family or a medical facility that ultimately suffers a financial loss as a direct result of the transferring hospital’s violation of EMTALA, can commence a civil suit under EMTALA.

     CMS published a final rule, which became effective November 10, 2003, clarifying a hospital’s duties under EMTALA. In the final rule, CMS clarified when a patient is considered to be on a hospital’s property for purposes of treating the person pursuant to EMTALA. The new definition includes any structure on the hospital’s campus, as well as presence on the property within 500 feet of the hospital. The new definition states that off-campus facilities, such as specialty clinics, surgery centers and other facilities that lack emergency room departments should not be subject to EMTALA. These additional locations, however, must have a plan explaining how the particular location should proceed in an emergency situation (e.g., the procedure for transferring the patient to the closest hospital with an emergency room, etc.). CMS further clarified that hospital-owned ambulances should transport a patient to the closest emergency room instead of to the hospital that owns the ambulance.

     The final rule does not specify “on-call” physician, including specialist physician, coverage requirements for an emergency room. However, under the rule, CMS employs a subjective standard whereby the “on-call” hospital schedules should include all services offered by the hospital medical staff and meet the hospital’s and community’s needs. Although we believe that our hospitals comply with EMTALA, we cannot predict whether CMS will implement new requirements in the future that will cause us to bear additional costs in order to remain compliant.

Medicare Legislative Changes

     Legislative changes to the Medicare program over the years have limited growth rates for reimbursement and, in some cases, reduced levels of reimbursement for the health care services we provide. For example, the Balanced Budget Act of 1997 included significant reductions in spending levels for the Medicare and Medicaid programs. The Balanced Budget Refinement Act of 1999 mitigated some of the adverse effects of the Balanced Budget Act of 1997 through a “corridor reimbursement approach,” whereby a percent of losses under the Medicare outpatient PPS were reimbursed through 2003. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provided an extension, until January 1, 2006, of certain provisions of the Balanced Budget Refinement Act of 1999 for small rural and sole community hospitals. Some of our general acute care hospitals qualified for relief under this provision.

     The Medicare, Medicaid and State Children’s Health Insurance Program Benefits Improvement Act of 2000 (“BIPA”) made a number of changes to the Medicare and Medicaid programs that affected payments to hospitals. All of our general acute care hospitals qualify for some relief under BIPA. Some of the changes made by BIPA that affect our hospitals include: lowering the threshold by which hospitals qualify as rural or small urban disproportionate share hospitals; decreasing reductions in payments to disproportionate share hospitals that had been mandated by the Balanced Budget Act of 1997 and other Congressional enactments; capping Medicare beneficiary ambulatory service co-payment amounts; and increasing the categories and items eligible for increased reimbursement to hospitals for certain outpatient services rendered, such as certain cancer therapy drugs, biologicals and other medical devices.

     The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “2003 Act”) made a number of significant changes to the Medicare program. In addition to a highly publicized prescription drug benefit program that is intended to provide direct relief to Medicare beneficiaries, the 2003 Act also provides a number of direct benefits to hospitals, including, but not limited to: a permanent increase in the base payment rate for rural and small urban hospitals of 1.6%, up to the large urban payment rate; the cap on disproportionate share payments for rural and small urban hospitals, as of April 1, 2004, being increased to 12.0% of total inpatient payments; and establishment of a physician incentive program for primary care and certain specialty physicians who provide services to individuals in areas having the fewest physicians available to serve, among others, Medicare beneficiaries. Beginning with federal fiscal year 2005, Medicare payment considerations have been tied to hospital performance and hospital reporting of quality data and measures. For each of the federal fiscal years 2005 through 2007, any hospital that does not submit data on a set of ten quality indicators, as established by the Secretary of Health and Human Services, will have its DRG updates reduced by 0.4% for the year. Our hospitals are participating in the voluntary and mandatory quality data reporting that will likely form the basis for future payment. We anticipate that greater quality data reporting will likely be required in the future as governmental payors continue their analysis and possible movement toward a “pay for performance” model.

     In light of the recent shift in power in both the U.S. House of Representatives and the Senate as a result of the 2006 Congressional elections, we anticipate that additional changes in the Medicare program may occur. As a result of changes to the Congressional committee chairs responsible for Medicare expenditures, future changes are possible with respect to Medicare reimbursement to joint ventures that involve physicians. Moreover, such joint ventures may be subject to more oversight and, possibly, limitations on the services that they can offer.

Medicaid

     Each state is responsible for administering its own Medicaid program, payment rates and methodologies, as well as covered services, all of which vary from state to state. Although the actual rates vary by state, between 50% and 83% of Medicaid funding comes from the federal government, with the balance shared by state and local governments. The most common payment methodologies include prospective payment systems and programs that negotiate payment rates with individual hospitals. Generally, Medicaid payments are less than Medicare payments and are often less than a hospital’s cost of services. Hospitals that have an unusually large number of low-income patients (i.e., those with a Medicaid utilization rate of at least one standard deviation above the mean Medicaid utilization, or having a low income patient utilization rate exceeding 25%) are eligible to receive a disproportionate share adjustment. Congress also established a national limit on disproportionate share hospital adjustments.

     Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicaid funding, which could adversely affect future Medicaid payments received by our hospitals. Because we cannot predict what action the federal government or the states will eventually take under existing and future legislation, we are unable to assess the effect any such legislation might have on our business. Like Medicare funding, Medicaid funding may also be affected by health care reform legislation and we are not able to predict the effect such future legislation could have on our business.

Medicare and Medicaid Regulatory and Audit Impacts

     In addition to legislative changes, the Medicare and each of the state Medicaid programs are subject to regulatory changes, administrative rulings, interpretations and determinations, post-payment audits, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease our program payments, impact our cost of providing services and affect the timing of payments to our hospitals. The final determination of amounts we receive under the Medicare and Medicaid programs often takes many years because of audits by the programs’ representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. We believe that we have made adequate provisions for such potential adjustments. Nevertheless, until final adjustments are made, certain issues remain unresolved and our established allowances may be higher or lower than what is ultimately required.

     The Medicare program utilizes a system of contracted carriers and fiscal intermediaries across the country to process claims and conduct post-payment audits. As directed by the 2003 Act, CMS is in the midst of a significant initiative to reform the carrier and fiscal intermediary functions. As part of such reform, CMS will competitively bid the carrier and fiscal intermediary functions to Medicare Administrative Contractors (“MACs”). CMS plans to award 15 multi-state jurisdiction MAC contracts from June 2006 to September 2008. These changes could affect claims processing, auditing and cash flow to Medicare providers. We cannot predict what, if any, impact these changes may have on our operations.

     We expect that efforts to impose reduced reimbursement, greater discounts and more stringent cost controls by governmental and other payors will continue and we believe that if additional reductions in the payments we receive for our services occur, our overall revenue may be adversely affected.

Commercial Insurance and Other

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

     In addition, our hospitals provide health care services to individuals covered under workers’ compensation programs, TRICARE/CHAMPUS (for retired military personnel), and other private and governmental programs. These programs pay under prospective payment systems, per-diem systems or other discounted fee systems.

Private Pay

     Our hospitals provide services to individuals who do not have any form of health care coverage. The charges to such individuals are not subject to prospective payment systems, per diem systems or other discounted fee systems that provide for discounts and adjustments. These patients are evaluated at the time of service or shortly thereafter for their ability to pay based on federal and state poverty guidelines, qualifications for Medicaid or other state assistance programs, as well as our local hospital’s indigent and charity care policy. Patients without health care coverage who do not qualify for Medicaid or indigent care write-offs are typically offered substantial discounts in an effort to settle their outstanding account balances.

     In light of a recent class action lawsuit settlement that involved billings to uninsured patients (see Note 13 to the Consolidated Financial Statements in Item 8 of Part II), we began discounting our gross charges to uninsured patients for non-elective procedures by forty to sixty percent in early 2007.

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

CORPORATE COMPLIANCE PROGRAM

     In 1997, we implemented a corporate compliance program to supplement and enhance our then existing corporate ethics program. Our corporate compliance program, which includes our Code of Business Conduct and Ethics, covers our employees, officers (including our chief executive officer, chief financial officer and persons performing similar functions) and directors. Our corporate compliance program contains standards designed to promote honest and ethical conduct and compliance with all the applicable laws, rules and regulations. As part of this program, we provide ethics and compliance training upon the initial hire of each of our employees and officers, as well as upon the election of new directors. Our employees, officers and directors also receive annual ethics and compliance training thereafter. The program requires the reporting, without fear of retaliation, of any suspected illegal or ethical violation. Our corporate compliance program is updated by us from time to time to comply with applicable laws, rules and regulations.

EMPLOYEES AND MEDICAL STAFF

     As of December 31, 2006, we had approximately 34,500 employees (including employees of Divested Operations that had not yet been sold as of such date), approximately 1,030 of whom were covered by collective bargaining agreements. Our corporate staff consisted of approximately 170 people at December 31, 2006. We believe that our relations with our employees are satisfactory.

     Staff physicians at our hospitals are, in most cases, not our employees. Such non-employee physicians may also be staff members of other hospitals. As of December 31, 2006, we directly employed approximately 550 physicians (including physician employees of Divested Operations that had not yet been sold as of such date), approximately half of whom are primary care physicians at clinics we own and operate. In addition, our hospitals provide emergency room, radiology, pathology and anesthesiology services by entering into service contracts with physician groups that are generally cancelable with 90 days advance notice.

LIABILITY INSURANCE

     As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. The health care industry has seen significant increases in malpractice insurance costs due to increased litigation, unfavorable insurance premium pricing and a decreasing number of insurers in the professional liability markets. Commencing October 1, 2002, we began utilizing a wholly owned captive insurance subsidiary in order to self-insure a greater portion of our primary professional liability risk. Since its inception, our captive insurance subsidiary has provided claims-made coverage to all of our hospitals and certain of our employed physicians. We also maintain directors and officers, property and other typical insurance coverages with commercial carriers, subject to self-insurance retention levels. We believe that our insurance is adequate in amount and coverage. However, in the future, insurance may not be available at reasonable prices or we may have to increase our levels of self-insurance.

ENVIRONMENTAL REGULATION

     Our operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations are also subject to compliance with various other environmental laws, rules and regulations. Such compliance costs are not significant and we do not anticipate that they will be significant in the future.

AVAILABLE INFORMATION

     We are subject to the informational requirements of the Securities Exchange Act of 1934 and, therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy statements and other information for registrants that file electronically.

     We maintain an internet website at www.hma-corp.com. On our website, we make available, free of charge, documents we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. Our SEC reports can be accessed under “Investor Relations” on our website. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

ITEM 1A. RISK FACTORS.

     Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this Form 10-K. If any of the events described below should occur, our business and results of operations could be harmed. Additional risks and uncertainties that are not presently known to us, or which we currently deem to be immaterial, could also harm our business and results of operations.

We are subject to extensive government regulation regarding the conduct of our operations. If we fail to comply with any existing or new regulations, we could suffer civil or criminal penalties or be required to make significant changes to our operations.

     Overview. Companies such as ours that provide health care services are required to comply with many highly complex laws and regulations at the federal, state and local levels, including, but not limited to, those relating to the adequacy of medical care, billing for services, patient privacy, equipment, personnel, operating policies and procedures and maintenance of records. Although we believe that we are in compliance with all applicable laws and regulations, if we fail to comply with any such laws or regulations, we could suffer civil or criminal penalties, including the loss of licenses to operate our facilities. We could also become unable to participate in Medicare, Medicaid, and other federal and state health care programs that significantly contribute to our revenue.

     Because many of the laws and regulations to which we are subject are relatively new and/or highly complex, in many cases we do not have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of such laws and regulations could require us to make changes in our facilities, equipment, personnel, services or capital expenditure programs.

     We are subject to “anti-kickback” and “self-referral” laws and regulations that provide for criminal and civil penalties if they are violated. The health care industry is subject to many laws and regulations designed to deter and prevent practices deemed by the government to be fraudulent or abusive. Unless an exception applies, the portion of the Social Security Act commonly known as the “Stark law” prohibits physicians from referring Medicare or Medicaid patients to providers of enumerated “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement. Such referrals are deemed to be “self referrals” due to the physician’s financial relationship with the entity providing the designated health services. Moreover, many states have adopted or are considering similar legislative proposals, some of which extend beyond the scope of the Stark law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated health care services and physician self-referrals, regardless of the source of the payment for the patient’s care.

     We systematically review all of our operations on an ongoing basis and believe that we are in compliance with the Stark law and similar state statutes. When evaluating strategic joint ventures or other collaborative relationships with physicians, we consider the scope and effect of these statutes and seek to structure the relationships in full compliance with their provisions. We also maintain a company-wide compliance program in order to monitor and promote our continued compliance with these and other statutory prohibitions and requirements. Nevertheless, if it is determined that certain of our practices or operations violate the Stark law or similar statutes, we could become subject to civil and criminal penalties, including exclusion from the Medicare or Medicaid programs. The imposition of any such penalties could harm our business.

     Providers in the hospital industry have been the subject of federal and state investigations and we could become subject to such investigations in the future. For the past several years, significant media and public attention has been focused on the hospital industry due to ongoing investigations related to referrals, cost reporting and billing practices, laboratory and home health care services and physician ownership of joint ventures involving hospitals. Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts and the Office of the Inspector General of the U.S. Department of Health and Human Services and the U.S. Department of Justice have, from time to time, established enforcement initiatives that focus on specific areas of suspected fraud and abuse. Recent initiatives include a focus on hospital billing practices.

     We closely monitor our billing and other hospital practices to maintain compliance with prevailing industry interpretations of applicable laws and regulations and we believe that our practices are consistent with current industry practices. However, government investigations could be initiated that are inconsistent with industry practices and prevailing interpretations of existing laws and regulations. In public statements, governmental authorities have taken positions on issues for which little official interpretation had been previously available. Some of those positions appear to be inconsistent with practices that have been common within the industry and, in some cases, they have not yet been challenged. Moreover, some government investigations that were previously conducted under the civil provisions of federal law are now being conducted as criminal investigations under fraud and abuse laws.

     We cannot predict whether we will be the subject of future governmental investigations or inquiries. Any determination that we have violated applicable laws or regulations or even a public announcement that we are being investigated for possible violations could harm our business.

     We could fail to comply with laws and regulations regarding patient privacy and patient information security that could subject us to civil and criminal penalties. There have been numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security standards related to patient information. In particular, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain provisions that required us to implement and, in the future, may require us to implement additional costly electronic media security systems and to adopt new business procedures designed to protect the privacy and security of each of our patient’s health and related financial information. Compliance with such privacy and security regulations impose extensive administrative, physical and technical requirements on us, restrict our use and disclosure of certain patient health and financial information, provide patients with rights with respect to their health information and require us to enter into contracts extending many of the privacy and security regulation requirements to third parties that perform functions on our behalf. We cannot predict what the total financial or other impact of these laws and regulations will be on our business over time. We are also required to make certain expenditures to help ensure our continued compliance with such laws and regulations and, in the future, such expenses could negatively impact our results of operations. Furthermore, if we were found to have violated or failed to comply with any such laws or regulations, we could be subject to civil and criminal penalties and our business could be harmed.

     We are subject to uncertainties regarding health care reform. In recent years, an increasing number of initiatives have been introduced or proposed at the federal and state levels that would affect major changes in the health care delivery system. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any health care reform proposals will be adopted. If adopted, the implementation of such reforms could harm our business.

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

     Our general acute care hospitals (and substantially all of our laboratories and home health agencies) are accredited, meaning that they are properly licensed under appropriate state laws and regulations, certified under the Medicare program and accredited by JCAHO. The effect of maintaining accredited facilities is to permit such facilities to participate in the Medicare and Medicaid programs. We believe that all of our health care facilities are in material compliance with applicable federal, state, local and independent review body regulations and standards. However, should any of our health care facilities lose their accredited status, and thereby lose certification under the Medicare or Medicaid programs, such facilities would be unable to receive reimbursement from either of those programs and our business could be harmed. Moreover, the requirements for accreditation are subject to change and, in order for all of our facilities to remain accredited, it may be necessary for us to affect changes in our facilities, equipment, personnel and services. Such changes could be expensive and could harm our results of operations.

     State efforts to regulate the construction or expansion of health care facilities could impair our ability to expand. The construction of new health care facilities, the acquisition of existing health care facilities and the addition of new beds or services at existing health care facilities may be reviewed by state regulatory agencies under certificate of need and similar laws. Except for Arkansas, Oklahoma, Pennsylvania and Texas, all of the states in which our hospitals are located have certificate of need or similar laws. Such laws generally require appropriate state agency determination of public need and local agency approval prior to the addition of new beds or significant services to a hospital, or a related capital expenditure. Our failure to obtain necessary approvals in these states could result in our inability to complete a particular hospital acquisition, expansion or replacement, make a facility ineligible to receive reimbursement under the Medicare or Medicaid programs, result in the revocation of a facility’s license or impose civil or criminal penalties on us, any of which could harm our business.

If government programs or managed care companies reduce the payments we receive as reimbursement for the health care services we provide, our revenue could decline.

     We derive a substantial portion of our revenue from third party payors, including the Medicare and Medicaid programs. Changes in these government programs have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services. Fiscal pressures placed on federal and state governments may also affect the availability of taxpayer funds for the Medicare and Medicaid programs.

     In addition to changes in government reimbursement programs, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through capitation arrangements. We expect continued third party efforts to aggressively manage reimbursement levels and enforce more stringent cost controls. If reimbursement reductions or cost controls are material, the payments we receive for the health care services we provide would be affected and our results of operations could be harmed.

Controls designed to reduce inpatient services may reduce our revenue.

     Controls imposed by third party payors that are designed to reduce admissions and the average length of hospital stays, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect our facilities. Utilization reviews entail an evaluation of a patient’s admission and course of treatment by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively impacted by payor-required preadmission authorization, utilization reviews and payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Although we cannot predict the effect these changes will have on our operations, limitations on the scope of services for which we are reimbursed and/or downward pressure on reimbursement rates and fees as a result of utilization reviews could harm our results of operations.

The continued growth of uninsured and underinsured patients or further deterioration in the collectability of the accounts of such patients could harm our results of operations.

     The principal collection risks for our accounts receivable relate to uninsured patient accounts and to patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement but patient responsibility amounts (e.g., deductibles, co-payments and other amounts not covered by insurance) remain outstanding. Our provision for doubtful accounts relates to, among other things, amounts due directly from such patients. The amount of our provision for doubtful accounts is based upon our assessment of historical cash collections and accounts receivable write-offs, expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other collection indicators. If we continue to experience significant increases in uninsured and underinsured patients or in bad debt expenses, our results of operations could be harmed.

If the number of uninsured patients treated by our subsidiary hospitals in accordance with applicable law and each hospital’s indigent and charity care guidelines increases, our results of operations may be harmed.

     In accordance with our Code of Business Conduct and Ethics, as well as EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide further medical examination and treatment as is required in order to stabilize the patient’s medical condition, within the facility’s capability, or arrange for transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, our results of operations may be harmed.

Our growth strategy depends, in part, on acquisitions and joint ventures and we may not be able to continue to acquire hospitals that meet our target criteria or form joint ventures. We may also have difficulties acquiring hospitals from not-for-profit entities or pursuing certain joint venture activity due to regulatory scrutiny and other restrictions.

     Acquisitions of general acute care hospitals in attractive non-urban markets and the formation of joint ventures with physicians, other health care companies and providers are key elements of our growth strategy. We face competition for acquisition candidates and joint venture partners from other for-profit health care companies, as well as from not-for-profit entities. Some of our competitors have greater resources than we do. In addition, many states have enacted, or from time to time consider enactment of, laws that affect the conversion or sale of not-for-profit hospitals to for-profit entities. These laws generally require prior approval from the state attorney general, advance notification and community involvement. Moreover, attorney generals in states without specific conversion legislation may exercise discretionary authority over such transactions. Although the level of government involvement varies from state to state, the trend is to provide for increased governmental review and, in some cases, approval of a transaction wherein a not-for-profit entity sells a health care facility to a for-profit entity. The adoption of new or expanded conversion legislation, increased review of not-for-profit hospital conversions or our inability to effectively compete against other potential buyers could make it more difficult for us to acquire additional hospitals, increase our acquisition costs or make it difficult for us to acquire hospitals that meet our target acquisition criteria, any of which could adversely affect our growth strategy and results of operations.

     We also pursue joint venture opportunities for entire hospitals, ambulatory surgical centers, medical office buildings and other health care services businesses. Our ability to enter into certain types of joint venture arrangements that might otherwise form a part of our growth strategy is limited by, among other things, federal and state laws and regulations that restrict the types of joint ventures that may be formed between hospitals and physicians. If we encounter significant joint venture formation obstacles, our corresponding growth strategy could be adversely impacted.

We may fail to improve or integrate the operations of the hospitals we acquire, which could harm our results of operations.

     Prior to their acquisition, most of the hospitals we acquire had significantly lower operating margins than the hospitals we operate. If we are unable to improve the operating margins of the hospitals we acquire, operate such hospitals profitably or effectively integrate the operations of acquired hospitals, our results of operations could be harmed.

Our receipt of new Medicare and Medicaid provider numbers may be delayed following our acquisition of a hospital.

     Following our acquisition of a hospital, we generally obtain new provider numbers for Medicare and Medicaid reimbursement. If we are unable to obtain such provider numbers on a timely basis, our receipt of Medicare and Medicaid reimbursement could be delayed. Such delays could temporarily harm our cash flows.

If we acquire hospitals with unknown or contingent liabilities, we could become liable for material obligations.

     Hospitals that we acquire may have unknown or contingent liabilities, including, but not limited to, liabilities for failure to comply with health care laws and regulations, medical and general professional liabilities, workers’ compensation liabilities, tax liabilities and liabilities for unacceptable business practices. Although we typically exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such hospitals for these matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of hospitals we acquire. Such liabilities and related legal or other costs could harm our business.

Other hospitals and freestanding outpatient facilities provide services similar to ours, which may raise the level of competition we face and adversely affect our results of operations.

     The health care industry is highly competitive and competition among hospitals and other health care providers has intensified in recent years. In some of the geographic areas in which we operate, there are other hospitals that provide services comparable to those offered by our hospitals, some of which are owned by governmental agencies and supported by tax revenue and others that are owned by not-for-profit corporations and may be supported, in part, by endowments and charitable contributions. Such support is not available to our hospitals. In some cases, our competitors may be a significant distance away from our facilities; however, patients in our markets may migrate, may be referred by local physicians or may be required by their health plan to travel to these hospitals for care. Furthermore, some of our competitors may be better equipped than our hospitals and could offer a broader range of services than we do. Additionally, outpatient treatment and diagnostic facilities (including many in which physicians have an ownership interest and a growing number of health care clinics in large retail stores), outpatient surgical centers and freestanding ambulatory surgical centers have increased in number and accessibility in recent years. These trends have adversely affected our market share. If our hospitals are not able to effectively attract patients, our business could be harmed.

Our facilities are heavily concentrated in Florida and Mississippi, which makes us sensitive to regulatory, economic and competitive changes in those states, as well as the harmful effects of hurricanes and other severe weather activity in such states.

     We operated 61 hospitals on February 23, 2007, with 29 of those hospitals in Florida and Mississippi. Such geographic concentration of our hospitals makes us particularly sensitive to regulatory, economic, environmental and competitive changes in those states. Any material changes therein in Florida or Mississippi could have a disproportionate effect on our business.

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

It is difficult to predict the financial performance of a de novo hospital we construct and such facilities will take time to perform at the level of our other hospitals.

     De novo hospitals we construct, such as Physicians Regional Medical Center – Collier Boulevard, do not have operating histories. As a result, it is more difficult to predict their ultimate financial performance. Moreover, such hospitals incur significant start-up costs and develop their market share over time. Accordingly, de novo hospitals are expected to have a short-term dilutive effect on our earnings and they make it more difficult for us to precisely forecast our fiscal performance until such facilities mature.

Our substantial leverage could have a significant effect on our operations and on our ability to secure additional financing when needed.

     After completion of a recapitalization of our balance sheet, which is more fully described at Note 17 to our Consolidated Financial Statements in Item 8 of Part II, we will have approximately $3.8 billion of long-term debt and capital lease obligations, as well as availability of $500.0 million under a new long-term revolving credit facility. Our ability to repay or refinance our indebtedness or to secure additional capital resources to fund our acquisition and joint venture growth strategies, as well as our ongoing programs for the renovation, expansion, construction and acquisition of long-lived capital assets, will depend upon, among other things, our operating performance. Such future operating results may be affected by general economic, competitive, regulatory, business and other factors beyond our control. Although we believe that our future cash flow from operating activities, together with available financing arrangements, will be sufficient to fund our operating, strategic growth, capital expenditure and debt service requirements, if we fail to meet our financial obligations or if supplemental financing is not be available to us on satisfactory terms when needed, our business could be harmed.

     Furthermore, our leverage and debt service requirements could have other important consequences to us, including, but not limited to, the following:

  Our new $3.25 billion senior secured credit facilities, which are described at Note 17 to our Consolidated Financial Statements in Item 8 of Part II, and the indentures governing our senior notes and our convertible senior subordinated notes contain, and any future debt obligations we incur may contain, covenants that, among other things, restrict our ability to pay dividends, incur additional debt and sell assets. If we do not comply with these covenants or other financial covenants incorporated into those arrangements, an event of default may result, which, if not cured or waived, could require us to repay our indebtedness immediately. Moreover, covenant violations could, among other things, subject us to higher interest rates on our debt obligations and our credit ratings could be adversely affected.

  We may be more vulnerable in the event of a deterioration of our business or changes in the health care industry or the economy in general, such as governmental limitations on reimbursement under the Medicare or Medicaid programs, because of our increased need for cash flow.

  We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which could reduce the amount of discretionary funds available for our other operational needs and growth objectives.

  In the event of a default, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effectuated on satisfactory terms, if at all, or that sufficient funds could be obtained to make the requisite debt service payments.

Our performance depends on our ability to recruit and retain quality physicians.

     Physicians make admitting decisions and decisions regarding the appropriate course of patient treatment, which, in turn, affect hospital revenue. Therefore, the success of our hospitals depends, in part, on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and our maintenance of good relations with those physicians. In many instances, physicians are not employees of our hospitals and, in a number of the markets that we serve, physicians have admitting privileges at other hospitals in addition to our hospitals. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of those physicians, they may be discouraged from referring patients to our facilities and our results of operations could be harmed.

     Additionally, we could find it difficult to attract an adequate number of physicians to practice in certain of the non-urban communities in which our hospitals are located. Our inability to recruit physicians to these communities or the loss of physicians in these communities could make it more difficult to attract patients to our hospitals and thereby harm our results of operations.

If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.

     Every day, there are technological advances regarding computer-assisted tomography (“CT”) scanners, magnetic resonance imaging (“MRI”) equipment, positron emission tomography (“PET”) scanners and other similar equipment. In order to effectively compete, we must continually assess our equipment needs and upgrade when technological advances occur. If our hospitals do not stay abreast of the technological advances in the health care industry, patients may seek treatment from other providers and physicians may refer their patients to alternate sources.

Our hospitals face competition for medical support staff, including nurses, pharmacists, medical technicians and other personnel, which may increase our labor costs and harm our results of operations.

     We are highly dependent on the efforts, abilities and experience of our medical support personnel, including our nurses, pharmacists and lab technicians. We compete with other health care providers in recruiting and retaining qualified hospital management, nurses and other medical personnel. On a national level, a shortage of nurses and other medical support personnel has become a significant operating issue for a number of health care providers. In the future, this national shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel or require us to hire expensive temporary personnel. In addition, to the extent that a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. If our general labor and related expenses increase we may not be able to raise our rates correspondingly. Our failure to either recruit and retain qualified hospital management, nurses and other medical support personnel or control our labor costs could harm our results of operations.

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

     In the ordinary course of business, our subsidiary hospitals are subject to medical malpractice lawsuits, product liability lawsuits and other legal actions. Some of these actions may involve large claims, as well as significant defense costs. We self-insure a substantial portion of our professional liability risks. We believe that, based on our past experience and actuarial estimates, our insurance coverage is sufficient to cover claims arising from the operations of our subsidiary hospitals. However, if payments for claims and related expenses exceed our estimates or if payments are required to be made by us that are not covered by insurance, our business could be harmed.

Recent hurricane and storm activity in the Gulf of Mexico has increased our overall insurance costs, reduced our insurance coverage and increased our exposure to self-insured risks.

     Regions in and around the Gulf of Mexico experience hurricanes and other extreme weather conditions. As of February 23, 2007, twenty-nine of our hospitals were located in the Gulf Coast states of Florida and Mississippi. Our corporate headquarters is also located in Florida. As a result, these facilities are susceptible to physical damage and interruptions to business. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage experienced in the affected area by our patients, physicians, payors, vendors and others.

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

     Stock markets experience volatility that is often unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of our common stock and, as a result, there may be significant volatility in the market price of our common stock. Moreover, if we are unable to operate our hospitals as profitably as we have in the past or as our stockholders expect us to in the future, the market price of our common stock could decline.

     In addition to potentially unfavorable operating results, many economic and seasonal factors outside of our control could adversely affect the price of our common stock or cause the price of our common stock to substantially fluctuate, including certain of the risks discussed above, operating results of other hospital companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, the level of seasonal illnesses, changes in general conditions in the economy or the financial markets, or other developments affecting the health care industry.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2. PROPERTIES.

     The table on the following page presents certain information with respect to our facilities as of December 31, 2006. For more information regarding the utilization of our facilities, see “Business - Selected Operating Statistics” in Item 1.

			Licensed	Operational
State	Facility	City	Beds	Status	Date Acquired
Alabama	Riverview Regional Medical Center	Gadsden	281	Owned	July 1991
	Stringfellow Memorial Hospital	Anniston	125	Managed	January 1997

Arkansas	Summit Medical Center (1)	Van Buren	103	Leased	May 1987
	Southwest Regional Medical Center (2)	Little Rock	79	Owned	November 1997

Florida	Highlands Regional Medical Center	Sebring	126	Leased	August 1985
	Fishermen’s Hospital	Marathon	58	Leased	August 1986
	Heart of Florida Regional Medical Center	Greater Haines City	142	Owned	August 1993
	Sebastian River Medical Center	Sebastian	129	Owned	September 1993
	Charlotte Regional Medical Center	Punta Gorda	208	Owned	December 1994
	Brooksville Regional Hospital	Brooksville	120	Leased	June 1998
	Spring Hill Regional Hospital	Spring Hill	124	Leased	June 1998
	Lower Keys Medical Center	Key West	167	Leased	May 1999
	Pasco Regional Medical Center	Dade City	120	Owned	September 2000
	Lehigh Regional Medical Center	Lehigh Acres	88	Owned	December 2001
	Santa Rosa Medical Center	Milton	129	Owned	January 2002
	Seven Rivers Regional Medical Center	Crystal River	128	Owned	November 2003
	Peace River Regional Medical Center	Port Charlotte	212	Owned	February 2005
	Venice Regional Medical Center	Venice	312	Owned	February 2005
	Bartow Regional Medical Center	Bartow	56	Owned	April 2005
	St. Cloud Regional Medical Center	St. Cloud	84	Owned	February 2006
	Physicians Regional Medical Center-Pine Ridge	Naples	83	Owned	May 2006

Georgia	East Georgia Regional Medical Center	Statesboro	150	Owned	October 1995
	Walton Regional Medical Center (3)	Monroe	135	Owned	September 2003
	Barrow Regional Medical Center	Winder	56	Owned	January 2006

Kentucky	Paul B. Hall Regional Medical Center	Paintsville	72	Owned	January 1979

Mississippi	Biloxi Regional Medical Center	Biloxi	153	Leased	September 1986
	Natchez Community Hospital	Natchez	101	Owned	September 1993
	Northwest Mississippi Regional Medical Center	Clarksdale	195	Leased	January 1996
	Rankin Medical Center	Brandon	134	Leased	January 1997
	Riley Hospital	Meridian	140	Owned	January 1998
	River Oaks Hospital	Flowood	110	Owned	January 1998
	Woman’s Hospital at River Oaks	Flowood	111	Owned	January 1998
	Central Mississippi Medical Center	Jackson	429	Leased	April 1999
	Madison Regional Medical Center	Canton	67	Leased	January 2003
	Gilmore Memorial Regional Medical Center	Amory	95	Owned	December 2005
	Gulf Coast Medical Center	Biloxi	189	Owned	June 2006

Missouri	Twin Rivers Regional Medical Center	Kennett	116	Owned	November 2003
	Poplar Bluff Regional Medical Center	Poplar Bluff	423	Owned	November 2003

North Carolina	Franklin Regional Medical Center	Louisburg	85	Owned	August 1986
	Lake Norman Regional Medical Center	Mooresville	105	Owned	January 1986
	Sandhills Regional Medical Center	Hamlet	64	Owned	August 1987
	Davis Regional Medical Center	Statesville	149	Owned	October 2000

Oklahoma	Medical Center of Southeastern Oklahoma	Durant	120	Owned	May 1987
	Midwest Regional Medical Center	Midwest City	255	Leased	June 1996

Pennsylvania	Heart of Lancaster Regional Medical Center	Lancaster	144	Owned	July 1999
	Lancaster Regional Medical Center	Lancaster	262	Owned	July 2000
	Carlisle Regional Medical Center	Carlisle	151	Owned	June 2001

South Carolina	Upstate Carolina Medical Center	Gaffney	125	Owned	March 1988
	Carolina Pines Regional Medical Center	Hartsville	116	Owned	September 1995
	Chester Regional Medical Center	Chester	82	Leased	October 2004
Tennessee	Jamestown Regional Medical Center	Jamestown	85	Owned	January 2002
	University Medical Center	Lebanon	245	Owned	November 2003
	Harton Regional Medical Center	Tullahoma	137	Owned	November 2003

Texas	Medical Center of Mesquite	Mesquite	176	Owned	January 2002
	Mesquite Community Hospital	Mesquite	172	Owned	May 2002

Virginia	Lee Regional Medical Center	Pennington Gap	80	Owned	September 2001
	Mountain View Regional Medical Center	Norton	133	Owned	February 2005

Washington	Yakima Regional Medical & Cardiac Center	Yakima	214	Owned	August 2003
	Toppenish Community Hospital	Toppenish	63	Owned	August 2003

West Virginia	Williamson Memorial Hospital (2)	Williamson	76	Owned	June 1979

	Total licensed beds owned, leased or managed
	at December 31, 2006		8,589

____________________

(1)	We plan to sublease this hospital to a third party during 2007.

(2)	We plan to sell this hospital and its affiliates during 2007.

(3)	We are contractually obligated to commence construction of a replacement hospital at this location on or before September 13, 2008.

     As indicated in the preceding table, we currently lease certain facilities pursuant to long-term leases that provide us with the exclusive right to use and control each hospital’s operations. The facilities we lease and the years of lease expiration are as follows: Highlands Regional Medical Center (2025), Fishermen’s Hospital (2011), Biloxi Regional Medical Center (2040), Summit Medical Center (2027), Northwest Mississippi Regional Medical Center (2025), Midwest Regional Medical Center (2026), Rankin Medical Center (2026), Brooksville Regional Hospital/Spring Hill Regional Hospital (2043), Central Mississippi Medical Center (2040), Lower Keys Medical Center (2029), Madison Regional Medical Center (2042) and Chester Regional Medical Center (2034).

     We opened our newly constructed and wholly owned general acute care hospital, 100-bed Physicians Regional Medical Center-Collier Boulevard in Naples, Florida, on February 5, 2007.

     Our corporate headquarters are in an office building complex in Naples, Florida that we own. We use approximately 25% of the complex and lease the remaining space. We have engaged an outside property management company to manage this complex on our behalf.

     We believe that all of our facilities are suitable and adequate for our needs. At one of our hospitals, certain real property serves as collateral for a mortgage note. See Note 3(d) to the Consolidated Financial Statements in Item 8 of Part II.

ITEM 3. LEGAL PROCEEDINGS.

     As previously reported:

(i)	on August 5, 2004, a lawsuit, Jose Manual Quintana v. Health Management Associates, Inc., (the “Quintana Matter”) was filed in the Circuit Court for the 11th Judicial Circuit in Miami-Dade County, Florida (the “Circuit Court”); and

(ii)	on December 17, 2004, a lawsuit, Olga S. Estrada v. Gaffney H.M.A., Inc., d/b/a Upstate Carolina Medical Center, was filed in the South Carolina Court of Common Pleas, Seventh Judicial Circuit, against our subsidiary hospital in Gaffney, South Carolina.

     These lawsuits challenged the amounts charged for medical services by our subsidiary hospitals to uninsured patients. The plaintiffs in these lawsuits sought damages and injunctive relief on behalf of separate and distinct purported classes of uninsured patients. These lawsuits were similar to other lawsuits filed against hospitals throughout the country regarding charges to uninsured patients. We believe that the billing and collection practices at all of our subsidiary hospitals have been and are appropriate, reasonable and in compliance with all applicable laws, rules and regulations.

     During December 2006, plaintiff Estrada agreed to dismiss with prejudice her lawsuit against our Gaffney subsidiary in exchange for payment of her legal fees and costs. This dismissal permitted the same subsidiary to participate in the Quintana Matter and the settlement agreement discussed below.

     Due to the uncertainties and costs inherent in litigation, we negotiated a settlement agreement in the Quintana Matter, which provides only injunctive relief (as described below) for the class over a four-year period, plus our payment of the plaintiffs’ legal fees and costs. The settlement agreement was approved by the Circuit Court on January 12, 2007 and, among other things, provides for the following at all of our existing subsidiary hospitals:

(i)	discounted billing by our subsidiary hospitals for non-elective medical services provided to uninsured patients, with discounts ranging between 40% and 60% of gross patient charges, exclusive of amounts charged by doctors;

(ii)	flexible payment schedules and reasonable payment terms, including prescribed interest rates, for uninsured patients whose account balances exceed $1,000;

(iii)	certain financial counseling in Spanish and English provided by our subsidiary hospitals, at no cost, to all patients seeking medical treatment;

(iv)	continuance of our existing charity care programs; and

(v)	uniform collection actions to be followed by our subsidiary hospitals in the event of non-payment by un-insured patients.

     We do not believe that the settlement agreement will significantly affect our financial position, results of operations or cash flows because (1) such agreement primarily provides injunctive relief, (2) the expected prospective reduction in revenue from uninsured patients will be offset by correspondingly lower provisions for doubtful accounts and (3) the plaintiffs’ legal fees and costs to be paid by us are not expected to be material.

     We are also a party to various other legal actions arising out of the normal course of our businesses. We believe that the ultimate resolution of such actions will not have a material adverse effect on our financial position, results of operations or liquidity. Nevertheless, due to uncertainties inherent in litigation, the ultimate disposition of these actions cannot be presently determined. See “Critical Accounting Policies and Estimates - Professional Liability Claims” in Item 7 of Part II.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the 2006 Calendar Year.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Below is information regarding our executive officers.

     William J. Schoen, age 71, has served as our Chairman of the Board of Directors since April 1986. Since January 1, 2004, he has served us in such capacity without being an employee of ours. He joined our Board of Directors in February 1983, became our President and Chief Operating Officer in December 1983, Co-Chief Executive Officer in December 1985 and Chief Executive Officer in April 1986. He served as our President until April 1997 and Chief Executive Officer until January 2001. From 1982 to 1987, Mr. Schoen was Chairman of Commerce National Bank, Naples, Florida, and from 1973 to 1981 he was President, Chief Operating Officer and Chief Executive Officer of The F&M Schaefer Corporation, a consumer products company. From 1971 to 1973, Mr. Schoen was President of the Pierce Glass subsidiary of Indian Head, Inc., a diversified company.

     Joseph V. Vumbacco, age 61, became our Chief Executive Officer and Vice Chairman in January 2001 and January 2006, respectively. He was our President from April 1997 to December 2005. He also previously served as our Chief Administrative Officer and our Chief Operating Officer. He joined us as an Executive Vice President in

January 1996 after 14 years with The Turner Corporation (construction and real estate), most recently as an Executive Vice President. Prior to joining Turner, he served as the Senior Vice President and General Counsel for The F&M Schaefer Corporation, and previously was an attorney with the Manhattan law firm of Mudge, Rose, Guthrie & Alexander. Mr. Vumbacco joined our Board of Directors in May 2001. In July 2006, Mr. Vumbacco was elected to join the Board of Directors of the Florida Gulf Coast University Foundation.

     Burke W. Whitman, age 51, commenced service as our President and Chief Operating Officer effective January 1, 2006. Prior to joining us and since February 1999, Mr. Whitman served as Executive Vice President and Chief Financial Officer of Triad Hospitals, Inc. Prior to Triad, Mr. Whitman served as President and Chief Financial Officer of Deerfield Healthcare Corporation and was an investment banker with Morgan Stanley in New York City. Mr. Whitman served as a member of the Board of the Federation of American Hospitals. He also serves as a Lt. Colonel in the U.S. Marine Corps Reserves.

     Robert E. Farnham, age 51, became our Senior Vice President and Chief Financial Officer in March 2001. He joined us in 1985 and previously served as our Senior Vice President and Controller. Prior to joining us, Mr. Farnham, who is a C.P.A., was employed by the accounting firm of PricewaterhouseCoopers LLP, formerly known as Coopers & Lybrand LLP.

     Timothy R. Parry, age 52, is our Senior Vice President, General Counsel and Corporate Secretary. He joined us in February 1996 as a Divisional Vice President and Assistant General Counsel after 12 years with the law firm of Harter Secrest & Emery LLP, the last seven years as a partner. He became our General Counsel in 1997. Prior to joining Harter Secrest & Emery LLP, he was an Assistant Ohio Attorney General for two years and a law clerk for the United States District Court for the Southern District of Ohio.

     Peter M. Lawson, age 45, became one of our Executive Vice Presidents - Hospital Operations in January 2003. He previously and since January 2000 served as a Senior Vice President, overseeing certain of our regional hospitals. Prior to that, Mr. Lawson was a Divisional Vice President-Operations and served as Executive Director of our 255-bed Midwest Regional Medical Center in Midwest City, Oklahoma. Before joining us, Mr. Lawson worked with several other proprietary health care companies.

     Jon P. Vollmer, age 49, became one of our Executive Vice Presidents - Hospital Operations in January 2003. He previously and since January 2000 served as a Senior Vice President, overseeing certain of our regional hospitals. Prior to that, Mr. Vollmer was a Divisional Vice President-Operations, having joined us in 1991 as the Executive Director of our 281-bed Riverview Regional Medical Center in Gadsden, Alabama. Prior to joining us, Mr. Vollmer worked with several other proprietary health care companies.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

     The common stock of Health Management Associates, Inc. (together with its subsidiaries hereinafter referred to as “we,” “our” or “us”) is listed on the New York Stock Exchange under the symbol “HMA.” As of February 23, 2007, there were 242,115,863 shares of our common stock held by approximately 955 record holders. The table below sets forth the high and low sales prices per share of our common stock on the New York Stock Exchange for each of the quarters during the period ended December 31, 2006.

	High	Low
Year ended December 31, 2006:
First quarter	$24.00	$20.41
Second quarter	21.87	19.35
Third quarter	21.85	19.04
Fourth quarter	21.25	19.25

Three months ended December 31, 2005	$23.91	$20.75

Fiscal year ended September 30, 2005:
First quarter	$23.40	$18.80
Second quarter	27.00	21.75
Third quarter	26.68	23.63
Fourth quarter	26.48	22.60

     On October 29, 2002, we initiated a quarterly cash dividend policy. We declared cash dividends of $0.02 per share on our common stock on each of October 29, 2002, January 28, 2003, April 29, 2003, July 29, 2003, October 28, 2003, January 27, 2004, April 27, 2004 and July 27, 2004. We declared a cash dividend of $0.04 per share on our common stock on September 23, 2004, February 1, 2005, May 3, 2005 and August 2, 2005. On September 22, 2005, February 3, 2006, May 2, 2006, August 1, 2006 and October 31, 2006, we declared a cash dividend of $0.06 per share on our common stock. As part of our recently announced recapitalization of our balance sheet (hereinafter referred to as the “Recapitalization”), we will (i) pay a special cash dividend of $10.00 per share on our common stock (payable on March 1, 2007 to stockholders of record on February 27, 2007 who continue to hold their shares on March 1, 2007) and (ii) indefinitely suspend all future dividend payments. Further discussion of the Recapitalization can be found at Note 17 to the Consolidated Financial Statements in Item 8.

     At December 31, 2006, we had reserved a sufficient number of shares to satisfy the potential conversion of our subordinated convertible notes. See Note 3(b) to the Consolidated Financial Statements in Item 8.

     On June 23, 2006, we announced that our Board of Directors approved a program to repurchase up to $250 million of our common stock. This common stock repurchase program will remain in effect; however, in light of the Recapitalization, our Board of Directors does not anticipate additional common stock repurchases unless there exists a significant undervaluation of our common stock in the marketplace. The table below summarizes purchases made each month in the open market during the quarter ended December 31, 2006.

Issuer Purchases of Equity Securities

	Total		Total Number of
	Number	Average	Shares Purchased	Approximate Dollar Value
	of Shares	Price Paid	as Part of Publicly	of Shares That May Yet Be
Period	Purchased	Per Share	Announced Program	Purchased Under the Program
				(in thousands)
October 2006	600,000	$20.06	1,812,700	$213,338
November 2006	—	—	1,812,700	213,338
December 2006	4,900	20.51	1,817,600	213,238
Total	604,900

ITEM 6. SELECTED FINANCIAL DATA.

     Effective March 1, 2006, our Board of Directors approved a change in our fiscal year end from September 30 to December 31. In connection with this change and regulations promulgated by the Securities and Exchange Commission, included at Item 8 are audited consolidated financial statements (i) as of and for the year ended December 31, 2006 (the “2006 Calendar Year”), (ii) as of and for the three months ended December 31, 2005 (the “2005 Three Month Period”), (iii) the year ended September 30, 2005 (the “2005 Fiscal Year”) and (iv) the year ended September 30, 2004 (the “2004 Fiscal Year”).

     The following table summarizes certain of our selected financial data and should be read in conjunction with the Consolidated Financial Statements and accompanying notes in Item 8.

HEALTH MANAGEMENT ASSOCIATES, INC.
Five Year Summary of Selected Financial Data
(in thousands, except per share data)

		Three Months
	Year Ended	Ended	Years Ended September 30,
	December 31,	December 31,
	2006	2005	2005	2004	2003	2002
Net operating revenue (1)	$4,056,599	$917,186	$3,479,568	$3,092,547	$2,455,401	$2,152,121
Total operating expenses (1)	3,710,030	787,368	2,930,933	2,551,029	1,975,058	1,742,344
Income from continuing operations
before income taxes	302,173	125,185	566,893	522,063	456,156	393,225
Income (loss) from discontinued operations,
net of income taxes (2)	(2,317)	(965)	(1,602)	2,746	1,603	7,567
Net income.	182,749	75,541	353,077	325,099	283,424	246,436
Income from continuing operations
(per share – diluted)	$0.76	$0.31	$1.43	$1.31	$1.12	$0.94
Weighted average number of shares
outstanding – diluted	243,340	244,697	248,976	246,826	255,884	260,641
Cash dividends per common share	$0.24	$—	$0.18	$0.12	$0.08	$—

	December 31,		September 30,
	2006	2005	2005 (3)	2004	2003	2002
Working capital (deficit) (4) (5)	$539,983	$78,487	$(80,702)	$621,463	$825,723	$422,043
Total assets	4,490,952	4,091,224	3,988,171	3,482,182	3,010,526	2,364,317
Short-term debt and capital lease
obligations (5)	44,657	585,105	633,338	9,742	9,447	7,609
Long-term debt and capital lease
obligations (5)	1,297,047	619,179	366,649	925,518	924,713	650,159
Stockholders’ equity	2,406,122	2,264,175	2,289,459	1,978,010	1,637,075	1,346,752
Book value per common share	$10.00	$9.41	$9.35	$8.12	$6.82	$5.65

____________________

(1)	Amounts are from continuing operations.

(2)	The loss from discontinued operations during the 2006 Calendar Year included (i) an after-tax gain of approximately $12.3 million from the sale of two psychiatric hospitals and certain real property and (ii) an after-tax long-lived asset and goodwill impairment charge of $8.9 million. See Note 12 to the Consolidated Financial Statements in Item 8.

(3)	Pursuant to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we adjusted certain September 30, 2005 account balances on October 1, 2005 through a cumulative effect adjustment. See Note 14 to the Consolidated Financial Statements in Item 8.

(4)	Other than December 31, 2006, December 31, 2005 and September 30, 2005, the assets and liabilities of discontinued operations pertaining to long-lived assets and related liabilities (i.e., property, plant and equipment, goodwill and capital lease obligations) were excluded from working capital because they were not disposed of (or expected to be disposed of) within one year of the respective balance sheet dates.

(5)	At December 31, 2005 and September 30, 2005, approximately $572.0 million and $621.1 million, respectively, of our long-term debt has been reclassified to current liabilities in accordance with Statement of Financial Accounting Standards No. 78, Classification of Obligations That Are Callable by the Creditor.

     The above table reflects acquisitions made by us in furtherance of our business strategy. See “Business-Acquisitions, Divestures, Joint Ventures and Other Activity” in Item 1 of Part I and Note 2 to the Consolidated Financial Statements in Item 8.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “plan,” “continue,” “should,” “project,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, income or loss, capital expenditures, debt structure, capital structure, other financial items, statements regarding our plans and objectives for future operations and acquisitions, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and statements which are other than statements of historical fact.

     Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part I of this Form 10-K. Furthermore, we operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict what these new risk factors might be, nor can we assess the impact, if any, of such new risk factors on our business or results of operations or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements.

     Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Form 10-K in order to reflect new information, future events or other developments.

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

Net Operating Revenue

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

     In the ordinary course of business, we provide services to patients who are financially unable to pay for their care. Accounts written off as charity and indigent care are not recognized in net operating revenue. The policy and practice at each of our hospitals is to write off a patient’s entire account balance upon determining that the patient qualifies under a hospital’s charity care and/or indigent policy. We continually monitor the levels of charity and indigent care provided by our hospitals and the procedures employed to identify and account for these patients.

     In light of a recent class action lawsuit settlement that involved billings to uninsured patients (see Note 13 to the Consolidated Financial Statements in Item 8), we began discounting our gross charges to uninsured patients for non-elective procedures by forty to sixty percent in early 2007. As discussed below, we also recently changed our policy for establishing accounts receivable reserves. Although there can be no assurances, we believe that the expected prospective reduction in net operating revenue from uninsured patients will be largely offset by correspondingly lower provisions for doubtful accounts.

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

     As discussed at Note 1(g) to the Consolidated Financial Statements in Item 8, we modified our allowance for doubtful accounts reserve policy for self-pay accounts during June 2005 in order to reserve 100% of those accounts that had aged 120 days or more from the date of discharge (prior thereto such accounts were reserved at 150 days). Effective December 2006, we further modified our reserve policy for self-pay patients in order to reserve those accounts at 75% when the services are rendered and, consistent with our modified reserve policies for other commercial and governmental payors, 100% when the account ages 300 days from the date of discharge. These accounting policy modifications were based on, among other things, our cash collection rates and reflect increases in uninsured and underinsured patient service volume that have been experienced by us and the hospital industry as a whole. Although we believe that the current policy is appropriate and responsive to the current health care environment and the overall economic climate, we will continue to monitor these circumstances and related industry trends.

     Changes in payor mix, general economic conditions or trends in federal and state governmental health care coverage could adversely affect our accounts receivable collections, cash flows and results of operations.

Impairments of Long-Lived Assets and Goodwill

Long-lived assets

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The determination of possible impairment for assets to be held and used is predicated on our estimate of the asset’s undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. Long-lived assets to be disposed of, including discontinued operations, are reported at the lower of their carrying amounts or fair value less estimated costs to sell. There were no long-lived asset impairment charges that were material to our consolidated financial position or income from continuing operations during the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year or the 2004 Fiscal Year.

Goodwill

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. However, goodwill is reviewed for impairment on an annual basis or whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on, among other things, market conditions and operational performance. When performing the impairment test, we initially compare the fair values of our reporting units’ net assets to the corresponding carrying amounts thereof on the consolidated balance sheet. If the fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of goodwill, compare such fair value to the reporting unit’s goodwill carrying amount and, if necessary, record a goodwill impairment charge. However, there were no goodwill impairment charges to continuing operations during the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year or the 2004 Fiscal Year. Changes in the estimates used to conduct impairment tests, including revenue and profitability projections and market values, could indicate that our goodwill is impaired in future periods and result in a write-off of some or all of our goodwill at that time. Reporting units are one level below the operating segment level (see Note 1(n) to the Consolidated Financial Statements in Item 8). Therefore, after consideration of SFAS No. 142’s aggregation rules, our goodwill impairment testing is performed at a divisional operating level. Goodwill is discretely allocated to our reporting units (i.e., each hospital’s goodwill is included as a component of the aggregate reporting unit goodwill being evaluated during the impairment analysis).

     As discussed in Note 12 to the Consolidated Financial Statements in Item 8, we recognized a long-lived asset and goodwill impairment charge of $15.0 million in our discontinued operations during the 2006 Calendar Year.

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

     We operate in multiple states with varying tax laws. We are subject to both federal and state audits of our tax filings. Our federal income tax returns have been examined by the Internal Revenue Service through the year ended September 30, 2003 and resulted in no material audit adjustments. Our federal income tax returns for the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year are currently being audited by the Internal Revenue Service. We make estimates in order to record tax reserves that adequately provide for audit adjustments, if any.

     During June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). Among other things, FIN 48 prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. FIN 48 requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is “more likely than not” (i.e., more than a fifty percent likelihood) that the income tax position will be sustained based solely on its technical merits. When making this assessment, we must assume that the responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information. The new accounting guidance also clarifies the method of accruing for interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company’s income tax returns and the benefits recognized in the financial statements. Additionally, FIN 48 requires significant new and expanded footnote disclosures in all annual periods.

     We are required to adopt FIN 48 with an effective date of January 1, 2007. Implementation adjustments, if any, will be treated as a change in accounting principle and will be reflected as a cumulative effect adjustment to our retained earnings on such date. Retrospective application of FIN 48 is prohibited. Due to the recent issuance of FIN 48 and the complex analyses required thereunder, we have not yet determined the impact that such accounting guidance will have on our consolidated financial position, results of operations and footnote disclosures; however, there will be no material impact on our consolidated statements of cash flows.

Professional Liability Claims

     Commencing October 1, 2002, we began utilizing our wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands in order to self-insure a greater portion of our primary professional and general liability risk. Since its inception, the captive insurance subsidiary has provided claims-made coverage to all of our hospitals and certain of our employed physicians. During the year ended September 30, 2003 and the 2004 Fiscal Year, we also procured claims-made policies from independent commercial carriers in order to provide coverage for losses and loss expenses beyond the captive insurance company’s policy limits. Subsequent to September 30, 2004, the captive insurance company provided enhanced coverage to us and, in connection therewith, it obtained claims-made reinsurance policies for professional liability risks above certain retention levels.

     We determine our reserves for self-insured professional liability risks using asserted and unasserted claim data that has been accumulated by our incident reporting system, as well as independent third party actuarial analyses that are predicated on our historical loss payment patterns and industry trends. We have discounted these long-term liabilities to their estimated present value using discount rates of 4.75% and 4.50% at December 31, 2006 and 2005, respectively. We select a discount rate by estimating a risk-free interest rate that corresponds to the period when the claims are projected to be paid. The discounted reserves are periodically reviewed and adjustments thereto are recorded as more information about claim trends becomes known to us and our actuary. As of December 31, 2006, a 25 basis point increase or decrease in the discount rate would have changed our professional liability reserve requirements by approximately $0.7 million. Although the ultimate settlement of these liabilities may vary from our estimates, we believe that the amounts provided in the consolidated financial statements are reasonable and adequate. However, if the actual claim payments and expenses exceed our projected estimates, our reserves could be materially adversely affected.

Other Self-Insured Programs

     We provide income continuance and certain reimbursable health costs (collectively “workers’ compensation”) to our disabled employees and we provide health and welfare benefits to our employees, their spouses and certain beneficiaries. Such employee benefit programs are primarily self-insured. At the end of each reporting period, we record estimated liabilities for both reported and incurred but not reported workers’ compensation and health and welfare claims based upon historical loss experience, independent actuarial determinations and other information provided by our third party administrators. The long-term liabilities for our workers’ compensation program are discounted to their estimated present value using a discount rate selected by us that represents an estimated risk-free interest rate corresponding to the period when such benefits are projected to be paid. As of December 31, 2006, a 25 basis point increase or decrease in the discount rate would have changed our workers’ compensation reserve requirements by approximately $0.3 million. We believe that the estimated liabilities for these self-insured programs are adequate and reasonable but there can be no assurances that the ultimate liability will not exceed our estimates. If the costs of these programs exceed our estimates, the liabilities could be materially adversely affected.

Stock-Based Compensation

     On October 1, 2005, we adopted SFAS No. 123 (revised), Share-Based Payment, (“SFAS No. 123(R)”) and elected the modified prospective methodology thereunder. As prescribed by this transitional methodology, prior periods have not been restated. Moreover, pursuant to the requirements of the modified prospective methodology, compensation expense is recognized for (i) all stock-based awards granted or modified after September 30, 2005 and (ii) the portion of previously granted outstanding awards for which the requisite service had not been rendered as of the SFAS No. 123(R) adoption date.

     We use a Black-Scholes option valuation model to estimate the fair value of each stock option on the date of grant. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including, among other things, our expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimates, in our opinion, the existing models do not necessarily provide a reliable single fair value measure for our employee stock options.

     We also grant deferred stock and restricted stock awards to certain key employees and outside directors on our Board of Directors. The fair values of deferred stock and restricted stock awards that do not have market conditions as a prerequisite to vesting are predicated on the fair values of the underlying stock on the date of grant. For awards with market conditions, we utilize a lattice valuation model to determine the fair values thereof.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

     During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. The modifications to current practice resulting from the application of this new accounting pronouncement primarily relate to the definition of fair value and the methods used to measure fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within the year of adoption. In certain circumstances, early adoption is permissible. We are currently evaluating when to adopt SFAS No. 157; however, we do not believe that the adoption of this new accounting standard will materially impact our financial position or results of operations.

RESULTS OF OPERATIONS

Overview

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in Item 8.

     On December 31, 2006, we operated 60 general acute care hospitals with a total of 8,589 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia. Historically, we also operated two psychiatric hospitals in Florida with a total of 184 licensed beds; however, such hospitals were sold on September 1, 2006. On February 5, 2007, we opened our newly constructed 100-bed general acute care hospital in Naples, Florida.

     Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 12 to the Consolidated Financial Statements in Item 8. Except for (i) a pre-tax gain of approximately $20.7 million in September 2006 from the disposition of the business and assets of our two psychiatric hospitals and (ii) a pre-tax long-lived asset and goodwill impairment charge of $15.0 million in December 2006, discontinued operations during the periods presented herein were not material, in the aggregate, to our consolidated results of operations. Moreover, for the periods presented herein, there is no meaningful distinction between our consolidated results from continuing operations and disaggregated segment reporting amounts (see Note 1(n) to the Consolidated Financial Statements in Item 8).

     As a result of our change in fiscal year end from September 30 to December 31, the first full fiscal year affected by this change is the 2006 Calendar Year. In order to provide meaningful financial and other comparative operational analyses, we included herein unaudited consolidated financial information for the year ended December 31, 2005 (the “2005 Calendar Year”). Such unaudited financial information was derived from our unaudited results of operations during the last nine months of the 2005 Fiscal Year and the audited 2005 Three Month Period.

     During the 2006 Calendar Year, we experienced net operating revenue growth over the 2005 Calendar Year of approximately 12.7% that resulted from the inclusion of revenue from hospitals we acquired after December 31, 2004, favorable case mix trends and improvements in reimbursement rates. Income from continuing operations and diluted earnings per share from continuing operations decreased by approximately 47.3% and 52.1%, respectively, during the 2006 Calendar Year when compared to the 2005 Calendar Year. Offsetting the increase in net operating revenue during the 2006 Calendar Year and ultimately causing a year-over-year reduction in income from continuing operations, were a significant increase in the provision for doubtful accounts (discussed below), incremental costs pertaining to a new accounting pronouncement for stock-based compensation and higher interest costs. Also, adversely impacting income from continuing operations during the 2006 Calendar Year were increased payroll costs for newly hired physician employees, utilities, professional fees primarily related to non-employed temporary physicians and physician on call charges, property taxes and insurance.

     At our hospitals that were in operation during all of the 2006 Calendar Year and the 2005 Calendar Year, which we refer to as the same 2006 hospitals, surgeries increased by approximately 1.3%; however, same 2006 hospital admissions and emergency room visits experienced corresponding declines of 0.9% and 0.1%, respectively. Despite these declines, we believe that our adherence to the acquisition criteria we have strictly followed for many years, whereby we acquire hospitals in growing non-urban areas and in areas where we believe the opportunity exists to reverse outmigration to other hospitals, will be successful. Furthermore, our hospitals continue to add physicians to their medical staffs and medical equipment to their hospitals in order to meet the needs of the communities they serve. We believe that, over time, these investments, coupled with improving demographics, will yield increased hospital surgeries, emergency room visits and admissions.

     Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net operating revenue during the 2006 Calendar Year and the 2005 Calendar Year generated on an outpatient basis. We continue to improve our emergency room and diagnostic imaging services to meet the needs of the communities we serve and have invested capital in nearly every one of our hospitals during the last five years in one of these two areas. Notwithstanding this continuous operational focus, our same 2006 hospital adjusted admissions, which adjusts admissions for outpatient volume, declined by approximately 0.2% during the 2006 Calendar Year when compared to the 2005 Calendar Year.

     Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. This general industry trend has affected us, with our self-pay same 2006 hospital admissions as a percent of total admissions increasing to approximately 7.4% during the 2006 Calendar Year, as compared to 6.7% during the 2005 Calendar Year. Moreover, self-pay admissions at our same 2006 hospitals as a percent of total admissions were 7.8% during the three months ended December 31, 2006. We continually evaluate our policies and programs in light of these trends and other information available to us and consider changes or modifications to our policies as circumstances warrant.

     Our provision for doubtful accounts during the 2006 Calendar Year increased to approximately 14.0% of net operating revenue from 8.9% of net operating revenue during the 2005 Calendar Year. As discussed at Note 1(g) to the Consolidated Financial Statements in Item 8, during both the 2006 Calendar Year and the 2005 Calendar Year we modified our provision for doubtful accounts policy for, among others, self-pay accounts receivable, resulting in the recognition of additional expenses of approximately $200.0 million and $37.5 million, respectively. Such policy modifications contributed approximately 495 basis points and 110 basis points to the Calendar Year 2006 and Calendar Year 2005 percentages, respectively. Excluding the impact of such accounting policy modifications, there was an increase of approximately 130 basis points in the 2006 Calendar Year provision for doubtful accounts as a percent of net operating revenue. Such increase was a further indicator of the increased prevalence of uninsured and underinsured patients in the mix of the patients we serve.

     Despite these changes, we believe that our provision for doubtful accounts as a percent of net operating revenue has historically been lower than our industry peer group average because our historical charity and indigent care policies have resulted in a higher percent of uninsured patient accounts being treated as foregone/unrecognized revenue rather than as a component of the provision for doubtful accounts. However, as we have more recently attempted to pursue collection of amounts due from uninsured patient accounts that are at a higher multiple of the federal poverty level guidelines, such accounts are now more likely to remain in our accounts receivable for a longer period of time and be reserved in our provision for doubtful accounts.

2006 Calendar Year Compared to the 2005 Calendar Year

     The tables below summarize our operating results for the 2006 Calendar Year and the 2005 Calendar Year.

	Years Ended December 31,
	2006		2005
		Percent		Percent
		of Net		of Net
		Operating		Operating
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Net operating revenue	$4,056,599	100.0%	$3,599,177	100.0%

Operating expenses:
Salaries and benefits	1,629,607	40.2	1,408,894	39.1
Supplies	546,737	13.5	502,737	14.0
Provision for doubtful accounts	569,541	14.0	319,966	8.9
Depreciation and amortization	188,214	4.6	156,792	4.4
Rent expense	78,459	1.9	72,360	2.0
Other operating expenses	697,472	17.2	593,627	16.5
Total operating expenses	3,710,030	91.4	3,054,376	84.9

Income from operations	346,569	8.6	544,801	15.1

Other income (expense):
Gains on sales of assets and insurance
recoveries, net	16,540	0.4	34,125	1.0
Interest expenses	(51,297)	(1.3)	(13,917)	(0.4)
Refinancing and debt modification costs	(7,602)	(0.1)	—	—
Income from continuing operations before minority
interests and income taxes	304,210	7.6	565,009	15.7
Minority interests in earnings of consolidated entities	(2,037)	(0.1)	(2,865)	(0.1)

Income from continuing operations before
income taxes	302,173	7.5	562,144	15.6
Provision for income taxes	(117,107)	(2.9)	(211,188)	(5.9)

Income from continuing operations	$185,066	4.6%	$350,956	9.7%

	Years Ended December 31,				Percent
	2006	2005	Change		Change
Same 2006 Hospitals
Occupancy	46.1%	46.8%	(70	) bps*	n/a
Patient days	1,195,940	1,206,064	(10,124)		(0.8)%
Admissions	279,240	281,652	(2,412)		(0.9)%
Adjusted admissions	464,188	465,041	(853)		(0.2)%
Emergency room visits	1,123,783	1,124,758	(975)		(0.1)%
Total surgeries	250,903	247,627	3,276		1.3%
Outpatient revenue percentage	48.6%	48.4%	20	bps	n/a
Inpatient revenue percentage	51.4%	51.6%	(20	) bps	n/a

	Years Ended December 31,				Percent
	2006	2005	Change		Change
Total Hospitals
Occupancy	45.0%	45.8%	(80	) bps	n/a
Patient days	1,348,371	1,289,712	58,659		4.5%
Admissions	316,096	301,332	14,764		4.9%
Adjusted admissions	528,634	497,946	30,688		6.2%
Emergency room visits	1,310,033	1,302,201	7,832		0.6%
Total surgeries	281,693	265,442	16,251		6.1%
Outpatient revenue percentage	49.8%	48.7%	110	bps	n/a
Inpatient revenue percentage	50.2%	51.3%	(110	) bps	n/a

____________________

*	basis points

     Our net operating revenue during the 2006 Calendar Year was approximately $4,056.6 million as compared to $3,599.2 million during the 2005 Calendar Year. This change represented an increase of $457.4 million or 12.7%. Same 2006 hospitals provided approximately $165.4 million, or 36.2%, of the increase in net operating revenue as a result of increases in surgeries and reimbursement rates and favorable case mix trends. The remaining $292.0 million increase in net operating revenue was primarily attributable to hospitals we acquired after December 31, 2004.

     Net operating revenue per adjusted admission at our same 2006 hospitals increased approximately 5.6% during the 2006 Calendar Year as compared to the 2005 Calendar Year. Contributing factors to such change included increased patient acuity and improvements in Medicare and Medicaid pricing, as well as the favorable effects of renegotiated agreements with certain commercial providers.

     Accounts written off as charity and indigent care are not recognized in net operating revenue. Foregone charges for charity and indigent care write-offs were approximately $583.5 million or 14.4% of total patient charges during the 2006 Calendar Year and $556.1 million or 15.5% of total patient charges during the 2005 Calendar Year. We believe that our decentralized management strategy, including maintaining local business office operations in each of our hospitals, significantly contributes to billing accuracy and effective accounts receivable management. Our hospitals also work diligently to help uninsured patients qualify for Medicaid and other state and local financial assistance programs.

     Salaries and benefits as a percent of net operating revenue increased to 40.2% during the 2006 Calendar Year from 39.1% during the 2005 Calendar Year. This increase was partially attributable to (i) the incremental impact of stock-based compensation (i.e., an increase of approximately $11.6 million in the 2006 Calendar Year over the 2005 Calendar Year) and (ii) an increase in total employed physicians that primarily resulted from our May 1, 2006 acquisition of Cleveland Clinic-Naples Hospital (now known as Physicians Regional Medical Center – Pine Ridge (see Note 2 to the Consolidated Financial Statements in Item 8)). Same 2006 hospital salaries and benefits, exclusive of the impact of stock-based compensation, were 38.2% and 37.7% of net operating revenue during the 2006 Calendar Year and the 2005 Calendar Year, respectively. This increase was a result of our strategic initiatives to (i) hire more primary care physicians and family practitioners to improve and enhance referral patterns and (ii) employ physicians on a short-term basis in order to facilitate their entry into markets where our hospitals operate.

     Supplies decreased as a percent of net operating revenue to 13.5% during the 2006 Calendar Year from 14.0% during the 2005 Calendar Year. This decrease was due to the implementation of certain strategic sourcing agreements in high cost areas such as cardiovascular devices and increased utilization of our group purchasing organization, which resulted in increased rebates and discounts.

     Other operating costs as a percent of net operating revenue increased from 16.5% during the 2005 Calendar Year to 17.2% during the 2006 Calendar Year. In addition to increased costs for utilities, professional fees, property taxes, insurance and repairs and maintenance during the 2006 Calendar Year, the percent increase was due to higher costs at hospitals we acquired after December 31, 2004.

     During the 2005 Calendar Year, we recognized approximately $14.9 million of gains on sales of (i) a medical office building and land in Jackson, Mississippi and (ii) two home health agencies. During the 2005 Calendar Year and the 2006 Calendar Year, we also recorded insurance claim recovery gains for renovations and equipment approximating $19.4 million and $14.7 million, respectively. See Notes 2 and 11 to the Consolidated Financial Statements in Item 8.

     Interest expense increased from approximately $13.9 million during the 2005 Calendar Year to $51.3 million during the 2006 Calendar Year. Such change was attributable to (i) an increased weighted average revolving credit agreement outstanding balance during the 2006 Calendar Year when compared to the 2005 Calendar Year, (ii) higher effective interest rates during the 2006 Calendar Year and (iii) the Non-Put Payments described in Note 3 to the Consolidated Financial Statements in Item 8, which became effective on August 1, 2006, under our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). Borrowings under our revolving credit agreement during the 2006 Calendar Year resulted from acquisition activity and certain required income tax payments. The repurchase of certain of our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”) on January 31, 2006 caused our interest expense to increase by approximately $12.7 million during the 2006 Calendar Year because the effective annual interest rate on the New 2022 Notes (i.e., 0.875%) is substantially less than the effective interest rate on our 6.125% Senior Notes due 2016. Additionally, the 2023 Note Non-Put Payments caused interest expense to increase by approximately $7.2 million during the 2006 Calendar Year. See “Liquidity-Capital Resources, Credit Facilities” below and Note 3 to the Consolidated Financial Statements in Item 8. In light of the recapitalization of our balance sheet, which is described at Note 17 to our Consolidated Financial Statements in Item 8, we anticipate that our interest expense during the year ending December 31, 2007 will be approximately $225 million to $235 million.

     In connection with our repurchase of certain of the New 2022 Notes on January 31, 2006 and the execution of the Third Supplemental Indenture to the 2023 Notes, we wrote off approximately $4.6 million of deferred financing costs and incurred approximately $3.0 million of non-capitalizable debt restructuring costs. Such amounts, which were recorded as refinancing and debt modification costs, adversely impacted diluted earnings per share by approximately $0.02 during the 2006 Calendar Year.

     Our effective income tax rates were approximately 38.8% and 37.6% during the 2006 Calendar Year and the 2005 Calendar Year, respectively. See Note 5 to the Consolidated Financial Statements in Item 8 regarding the 2006 Calendar Year effective rate.

2005 Fiscal Year Compared to the 2004 Fiscal Year

The tables below summarize our operating results for the 2005 Fiscal Year and the 2004 Fiscal Year.

	Years Ended December 30,
	2005		2004
		Percent		Percent
		of Net		of Net
		Operating		Operating
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Net operating revenue	$3,479,568	100.0%	$3,092,547	100.0%

Operating expenses:
Salaries and benefits	1,355,853	39.0	1,205,231	39.0
Supplies	484,986	13.9	416,460	13.5
Provision for doubtful accounts	301,159	8.7	235,887	7.6
Depreciation and amortization	151,373	4.4	129,280	4.2
Rent expense	69,897	2.0	62,229	2.0
Other operating expenses	567,665	16.3	501,942	16.2
Total operating expenses	2,930,933	84.3	2,551,029	82.5

Income from operations	548,635	15.7	541,518	17.5

Other income (expense):
Gains on sales of assets and insurance
recoveries, net	34,289	1.0	2,416	0.1
Interest expense	(10,854)	(0.3)	(16,155)	(0.5)
Refinancing and debt modification costs	(2,051)	—	—	—
Income from continuing operations before
minority interests and income taxes	570,019	16.4	527,779	17.1
Minority interests in earnings of consolidated
entities	(3,126)	(0.1)	(5,716)	(0.2)

Income from continuing operations before
income taxes	566,893	16.3	522,063	16.9
Provision for income taxes	(212,214)	(6.1)	(199,710)	(6.5)

Income from continuing operations	$354,679	10.2%	$322,353	10.4%

	Years Ended September 30,				Percent
	2005	2004	Change		Change
Same 2005 Hospitals
Occupancy	47.6%	48.0%	(40) bps*		n/a
Patient days	1,038,538	1,037,784	754		0.1%
Admissions	243,042	242,665	377		0.2%
Adjusted admissions	394,089	385,479	8,610		2.2%
Emergency room visits	988,164	970,343	17,821		1.8%
Total surgeries	216,916	206,868	10,048		4.9%
Outpatient revenue percentage	47.4%	46.4%	100	bps	n/a
Inpatient revenue percentage	52.6%	53.6%	(100	) bps	n/a

	Years Ended September 30,				Percent
	2005	2004	Change		Change
Total Hospitals
Occupancy	45.9%	47.3%	(140	) bps	n/a
Patient days	1,269,847	1,190,510	79,337		6.7%
Admissions	296,419	276,421	19,998		7.2%
Adjusted admissions	489,649	446,990	42,659		9.5%
Emergency room visits	1,185,431	1,161,948	23,483		2.0%
Total surgeries	258,953	247,330	11,623		4.7%
Outpatient revenue percentage	48.1%	47.7%	40	bps	n/a
Inpatient revenue percentage	51.9%	52.3%	(40	) bps	n/a

____________________

*	basis points

     Our net operating revenue during the 2005 Fiscal Year was approximately $3,479.6 million as compared to $3,092.5 million during the 2004 Fiscal Year. This change represented an increase of $387.1 million or 12.5%. Our hospitals that were in operation during all of the 2005 Fiscal Year and the 2004 Fiscal Year, which we refer to as our same 2005 hospitals, provided approximately $114.2 million, or 29.5%, of the increase in net operating revenue as a result of (i) increases in surgeries, admissions, emergency room visits and reimbursement rates, (ii) favorable case mix trends and (iii) approximately $8.7 million more business interruption insurance revenue in the 2005 Fiscal Year than in the 2004 Fiscal Year. The remaining $272.9 million increase in net operating revenue was primarily attributable to hospitals we acquired after September 30, 2003.

     Net operating revenue per adjusted admission at our same 2005 hospitals increased approximately 1.9% during the 2005 Fiscal Year as compared to the 2004 Fiscal Year. Contributing factors to such change included improvements in Medicare pricing and the favorable effects of renegotiated agreements with certain commercial providers.

     Accounts written off as charity and indigent care are not recognized in net operating revenue. Foregone charges for charity and indigent care write-offs were approximately $532.2 million or 15.3% of total patient charges during the 2005 Fiscal Year and $396.6 million or 12.8% of total patient charges during the 2004 Fiscal Year.

     Our provision for doubtful accounts as a percent of net operating revenue was approximately 8.7% during the 2005 Fiscal Year, which represents a 110 basis point increase over the 2004 Fiscal Year. As discussed at Note 1(g) to the Consolidated Financial Statements in Item 8, during the 2005 Fiscal Year our provision for doubtful accounts policy modification for self-pay accounts receivable resulted in the recognition of additional expense of approximately $37.5 million during such period, thereby contributing approximately 110 basis points to the 2005 Fiscal Year percent. Therefore, after excluding the impact of such accounting policy modification, there was effectively no change in the 2005 Fiscal Year provision for doubtful accounts as a percent of net operating revenue.

     Salaries and benefits were 39.0% of net operating revenue during both the 2005 Fiscal Year and the 2004 Fiscal Year. Additionally, same 2005 hospital salaries and benefits were 38.0% and 38.4% of net operating revenue during the 2005 Fiscal Year and the 2004 Fiscal Year, respectively. These financial ratios reflect our ability to adjust salary and benefit cost levels to accommodate patient volume and acuity trends.

     Supplies increased as a percent of net operating revenue to 13.9% during the 2005 Fiscal Year from 13.5% during the 2004 Fiscal Year. The majority of this increase was due to higher costs at hospitals we acquired after September 30, 2003 and increased supply costs for certain surgical procedures (e.g., orthopedic implants, drug-eluting stents, etc.) that demonstrated significant volume increases during the 2005 Fiscal Year.

     During the 2005 Fiscal Year, we recognized approximately $14.9 million of gains on sales of (i) a medical office building and land in Jackson, Mississippi and (ii) two home health agencies. Additionally, during such period we also recorded insurance claim recovery gains for renovations and equipment approximating $19.4 million. See Notes 2 and 11 to the Consolidated Financial Statements in Item 8.

     Our effective income tax rates were approximately 37.4% and 38.3% during the 2005 Fiscal Year and the 2004 Fiscal Year, respectively. See Note 5 to the Consolidated Financial Statements in Item 8.

LIQUIDITY, CAPITAL RESOURCES AND CAPITAL EXPENDITURES

Liquidity

     Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Below is a summary of our recent cash flow activity (in thousands).

	Years Ended December 31,		Years Ended September 30,
	2006	2005	2005	2004
Sources (uses) of cash and cash equivalents:
Operating activities	$447,700	$510,177	$553,087	$450,789
Investing activities	(498,654)	(642,532)	(583,828)	(743,646)
Financing activities	47,312	37,411	(12,365)	8,632
Discontinued operations	547	8,626	8,735	1,833
Cumulative effect adjustment (1)	—	(36,216)	—	—
Net decrease in cash and cash equivalents	$(3,095)	$(122,534)	$(34,371)	$(282,392)

____________________

(1)	This adjustment is described at Note 14 to the Consolidated Financial Statements in Item 8.

2006 CALENDAR YEAR CASH FLOWS COMPARED TO THE 2005 CALENDAR YEAR CASH FLOWS

Operating Activities

     Our cash flows from continuing operating activities decreased approximately $62.5 million or 12.2% during the 2006 Calendar Year when compared to the 2005 Calendar Year. Despite lower net income and substantial growth in accounts receivable during the 2006 Calendar Year, we believe that efficient management of our other operating assets and liabilities led to stable cash flows from continuing operating activities during such period. Substantially all of the growth in accounts receivable during both the 2006 Calendar Year and the 2005 Calendar Year were attributable to our corresponding acquisition activity. Business interruption insurance proceeds of approximately $7.3 million and $10.0 million were included in cash flows from continuing operating activities during the 2006 Calendar Year and the 2005 Calendar Year, respectively. Such amounts have generally been utilized to make minor repairs and fund remediation efforts at the hospitals impacted by hurricane and storm activity.

Investing Activities

     Cash used in investing activities during the 2006 Calendar Year consisted primarily of (i) $180.2 million that was paid for hospitals we acquired with effective acquisition dates of February 1, 2006, May 1, 2006 and June 1, 2006, (ii) a final working capital settlement payment of approximately $4.7 million pertaining to a hospital acquisition from a prior period, (iii) $338.5 million for additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities, new hospital construction and capital expenditures for hospital replacement projects, and (iv) a net increase in restricted funds of $18.5 million. During the 2006 Calendar Year, the disposition of two psychiatric hospitals and certain real property in Lakeland, Florida yielded approximately $37.2 million of net proceeds from the sale of discontinued operations that were recognized as cash flows from investing activities. Cash receipts of approximately $6.1 million from sales of assets (principally property, plant and equipment) and insurance recoveries were also realized during the 2006 Calendar Year.

     During the 2005 Calendar Year, cash used in investing activities consisted primarily of (i) $410.9 million paid for three hospitals we acquired in February 2005, individual hospitals we acquired in April 2005 and December 2005 and the hospital we acquired with an effective date of January 1, 2006 and (ii) $302.7 million for additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with two hospital replacement projects. Offsetting these cash outlays were cash receipts of approximately $51.1 million from sales of assets and insurance recoveries and a net decrease in restricted funds of $19.9 million.

     Insurance proceeds have generally been utilized for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

Financing Activities

     Cash provided by financing activities during the 2006 Calendar Year included (i) borrowings of $470.0 million under our revolving credit agreement in order to finance our hospital acquisitions, certain income tax payments and our repurchase of a portion of the New 2022 Notes, (ii) net proceeds from the April 21, 2006 sale of $400.0 million of our 6.125% Senior Notes due 2016 and (iii) proceeds from exercises of stock options of approximately $22.5 million. As more fully discussed at Note 3 to the Consolidated Financial Statements in Item 8, during the 2006 Calendar Year we (i) repurchased approximately $275.9 million of the New 2022 Notes on January 31, 2006, which represented the accreted value of such notes on that date, and (ii) utilized the net proceeds from the sale of our 6.125% Senior Notes to repay a portion of the balance outstanding under our revolving credit agreement. Other cash used by financing activities during the 2006 Calendar Year included dividend payments, principal payments on capital lease obligations, payments of financing costs and cash distributions to minority shareholders of approximately $57.9 million, $12.6 million, $3.6 million and $1.8 million, respectively. Additionally, approximately $36.8 million of cash was expended during such period in furtherance of our common stock repurchase program that was in effect during the 2006 Calendar Year.

     Cash provided by financing activities during the 2005 Calendar Year included borrowings of $380.0 million under our revolving credit agreement in order to (i) finance the acquisition of three hospitals in February 2005, individual hospitals we acquired in April 2005 and December 2005 and the hospital we acquired with an effective date of January 1, 2006 and (ii) fund a portion of our 2005 ten million share common stock repurchase program. Proceeds from exercises of stock options provided an additional $87.9 million during the 2005 Calendar Year. Cash used by financing activities during such period included dividend payments, purchases of treasury stock, payments to collateralize a standby letter of credit and payments of financing costs of approximately $43.4 million, $221.7 million, $24.3 million and $2.0 million, respectively, as well as principal payments on debt and capital lease obligations of $164.9 million.

Discontinued Operations

     The cash provided by operating our discontinued operations during the 2006 Calendar Year and the 2005 Calendar Year was approximately $0.5 million and $8.6 million, respectively. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 12 to the Consolidated Financial Statements in Item 8.

2005 FISCAL YEAR CASH FLOWS COMPARED TO THE 2004 FISCAL YEAR CASH FLOWS

Operating Activities

     Our cash flows from continuing operating activities increased $102.3 million or 22.7% during the 2005 Fiscal Year compared to the 2004 Fiscal Year. Enhanced profitability, as well as improved asset and liability management, led to the increased cash flows from continuing operating activities during the 2005 Fiscal Year.

     Uses of cash attributable to accounts receivable in the 2005 Fiscal Year and the 2004 Fiscal Year were approximately $331.8 million and $338.5 million, respectively, resulting in an increase to net cash flows from continuing operating activities of $6.7 million in the 2005 Fiscal Year as compared to the 2004 Fiscal Year. In both years, acquisitions accounted for the majority of the increases in accounts receivable. Increases in accounts payable and accrued expenses and other current liabilities contributed approximately $58.3 million to the 2005 Fiscal Year increase in cash flows from continuing operating activities when compared to the 2004 Fiscal Year.

Investing Activities

     Cash used in investing activities during the 2005 Fiscal Year consisted primarily of (i) approximately $342.0 million, in the aggregate, for the hospital we acquired in October 2004, the three hospitals we acquired in February 2005 and the hospital we acquired in April 2005, (ii) $271.2 million for additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities, new hospital construction and capital expenditures for two hospital replacement projects, and (iii) a net increase in restricted funds of $10.9 million. Offsetting these cash outlays were cash receipts of approximately $40.2 million from sales of assets and insurance recoveries. Insurance proceeds have generally been utilized for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

     During the 2004 Fiscal Year, cash used in investing activities consisted primarily of $514.8 million paid for the five hospitals we acquired in November 2003, $196.6 million for additions to property, plant and equipment and a net increase in restricted funds of $39.4 million. The property, plant and equipment additions consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with three hospital replacement projects.

Financing Activities

     Cash provided by financing activities during the 2005 Fiscal Year included borrowings of $180.0 million under our revolving credit agreement for the acquisition of three hospitals in February 2005. Proceeds from exercises of stock options provided an additional $62.8 million during such period. Principal payments on debt and capital lease obligations, payments of dividends and purchases of treasury stock used $166.7 million, $38.6 million and $61.8 million, respectively, of cash during the 2005 Fiscal Year. Additionally, during such period, we used $16.0 million of cash to collateralize a standby letter of credit.

     Cash provided by financing activities during the 2004 Fiscal Year included borrowings of $275.0 million under our prior revolving credit agreement for the acquisition of five hospitals in November 2003; however, we subsequently repaid such debt with cash provided by continuing operating activities during the same fiscal year. Proceeds from exercises of stock options provided an additional $27.4 million during the 2004 Fiscal Year. Payments of dividends in the 2004 Fiscal Year represented a $19.8 million use of cash during such period.

Discontinued Operations

     The cash provided by operating our discontinued operations during the 2005 Fiscal Year and the 2004 Fiscal Year was approximately $8.7 million and $1.8 million, respectively. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 12 to the Consolidated Financial Statements in Item 8.

DAYS SALES OUTSTANDING (“DSO”)

     At the beginning of each fiscal year, we announce a number of financial and quality objectives for the coming fiscal year, including days sales outstanding, or DSO. Our DSO is calculated by dividing quarterly net operating revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable.

     Our DSO at December 31, 2006 was 53 days, which compares to 68 days at December 31, 2005 and our published DSO objective range of 62 days to 69 days. However, as a result of the 2006 Calendar Year accounting policy change regarding the provision for doubtful accounts for self-pay accounts, our DSO at December 31, 2006 was reduced by approximately 17 days. After excluding of the effect of such change in accounting policy, the nominal increase in our DSO from December 31, 2005 to December 31, 2006 was primarily due to billing delays at our most recently acquired hospitals.

     We believe that virtually no accounts receivable identified as due from third party payors at the time of billing that are aged less than 150 days past date of discharge will convert to self-pay. However, as such accounts age, a small percentage of those accounts may convert to self-pay upon denials from third party payors. Those accounts are closely monitored on a routine basis for potential denial and are reclassified as appropriate. The approximate percent of total gross billed accounts receivable, summarized by aging category and including discontinued operations, is as follows:

	December 31, 2006		December 31, 2005
		151 days		151 days
	0-150 days	and over	0-150 days	and over
Medicare	18%	1%	18%	1%
Medicaid	9	2	10	2
Commercial insurance and others	33	2	31	2
Self-pay	25	10	24	12
Totals	85%	15%	83%	17%

     In addition to DSO, we utilize other factors to analyze the collectibility of our accounts receivable. In that regard, we compare subsequent cash collections to net accounts receivable recorded on our consolidated balance sheet, and review the provision for doubtful accounts as a percent of net operating revenue and the allowance for doubtful accounts as a percent of gross accounts receivable. These and other factors are reviewed monthly and are closely monitored for developing trends in our accounts receivable portfolio.

EFFECT OF LEGISLATIVE AND REGULATORY ACTION ON LIQUIDITY

     The Medicare and Medicaid reimbursement programs are subject to ongoing changes as a result of legislative and regulatory actions. Although we believe that these changes will continue to limit reimbursement increases under these programs, we do not believe that these changes will have a material adverse effect on our future revenue or liquidity. Nevertheless, within the statutory framework of the Medicare and Medicaid programs, numerous areas are subject to administrative rulings, interpretations and discretion that could affect payments made to us under those programs. In the future, federal and/or state governments might reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities, either of which could have a material adverse effect on our future revenue and liquidity. Additionally, any future restructuring of the financing and delivery of health care services in the United States and/or the continued prevalence of managed care programs could have an adverse effect on our future revenue and liquidity.

CAPITAL RESOURCES

Credit Facilities

New Senior Secured Credit Facilities

     On January 17, 2007, we announced a recapitalization of our balance sheet (hereinafter referred to as the “Recapitalization”). The principal features of the Recapitalization are as follows:

(i)	payment of a special cash dividend of $10.00 per share of our common stock (aggregate payment of approximately $2.4 billion) on March 1, 2007 to stockholders of record on February 27, 2007 who continue to hold their shares on March 1, 2007, and

(ii)	$3.25 billion in new variable rate senior secured credit facilities (the “New Credit Facilities”), which closed (with no amounts borrowed thereunder) on February 16, 2007. Such facilities will primarily be used to fund the special cash dividend and repay all amounts outstanding under our $750.0 million revolving credit agreement (as described below), which will be terminated on February 28, 2007 as part of the Recapitalization.

     The New Credit Facilities, which will be secured by a substantial portion of our real property and other assets and will be guaranteed as to payment by our subsidiaries (other than certain exempted subsidiaries), consist of a seven-year $2.75 billion term loan and a $500.0 million six-year revolving credit facility. The collateral for the New Credit Facilities will also secure our 6.125% Senior Notes due 2016, which are discussed below, on a pari passu basis.

     Our new term loan requires principal payments to amortize 1% of the loan’s original face value during each of the first six years of the loan’s term and a balloon payment for the remaining outstanding balance will be due in the final year of the agreement. Our new revolving credit facility allows us to borrow up to $500.0 million (including standby letters of credit). During the new revolving credit facility’s six-year term, we will be obligated to pay commitment fees based upon the amounts available for borrowing. Amounts outstanding under the New Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

     We can elect whether interest, which is generally payable monthly in arrears, is based on (i) the LIBOR rate or (ii) the higher of the prime lending rate or the Federal Funds rate plus 0.50%. The effective interest rate includes a spread above our selected base rate and is subject to modification in the event that our debt ratings change. Additionally, we may elect differing base interest rates for the new term loan and the new revolving credit facility. However, pursuant to the terms and conditions of the underlying agreements, we will maintain interest rate swap contracts or other hedging contracts covering at least 50% of the outstanding borrowings. Such contracts must provide for (i) effective payment of interest on a fixed rate basis or (ii) fixed interest rates for a period of at least three years. As of February 23, 2007, our effective interest rate on the New Credit Facilities was approximately 7.1%; however, at such date, there were no amounts outstanding thereunder.

     The agreements underlying the New Credit Facilities contain covenants that, without prior consent of the lenders, limit certain of our activities, including those relating to mergers; consolidations; our ability to secure additional indebtedness; sales, transfers and other dispositions of property and assets; capital expenditures; providing new guarantees; investing in joint ventures; and granting additional security interests. The New Credit Facilities also contain customary events of default and related cure provisions. Additionally, we are required to comply with certain financial covenants on a quarterly basis.

     Pursuant to the terms and conditions of the New Credit Facilities, limitations are imposed on us regarding the manner in which we can redeem some or all of the 2023 Notes (as described below). Should we use future proceeds from the New Credit Facilities for such redemption, we must meet certain financial ratios and, in some circumstances, maintain a specified minimum availability under our new revolving credit facility. If we elect to borrow funds other than under the New Credit Facilities or issue equity securities in order to fund a redemption of some or all of the 2023 Notes, we will be subject to separate requirements, including, among other things, a requirement that we maintain compliance with certain financial ratios. Furthermore, as set forth under the New Credit Facilities, such additional borrowed funds must be in the form of either permitted subordinated indebtedness or permitted senior unsecured indebtedness.

     In addition to the annual principal payments of $27.5 million on the new term loan, we anticipate that the incremental interest payments under the New Credit Facilities during the first year of its term will range from approximately $200 million to $210 million. We intend to fund such required principal and interest payments with available cash balances, cash provided by operating activities and, if necessary, borrowings under our new revolving credit facility.

$750.0 Million Revolving Credit Agreement (the “Existing Credit Agreement”)

     On May 14, 2004, we entered into the Existing Credit Agreement with a syndicate of banks. As part of the Recapitalization, the Existing Credit Agreement will be terminated on February 28, 2007 and the outstanding balance thereunder will be satisfied with proceeds from the New Credit Facilities. The Existing Credit Agreement, as amended, allowed us to borrow, on an unsecured basis, up to $750.0 million (including standby letters of credit).

     Under the Existing Credit Agreement, we could elect whether the interest rate we paid was based on the prime rate or the LIBOR rate. Our effective interest rate included a spread above the base rate we selected and was subject to modification if our debt ratings changed. Such effective interest rate on December 31, 2006 was approximately 6.0%. At both February 23, 2007 and December 31, 2006, we had $275.0 million outstanding under the Existing Credit Agreement.

Promissory Demand Note

     On August 26, 2005, we executed a $20.0 million unsecured Demand Promissory Note in favor of a bank, which is to be used as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the Demand Promissory Note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest outstanding under the Demand Promissory Note will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75% . The Demand Promissory Note’s effective interest rate on December 31, 2006 was approximately 6.1%; however, there were no amounts outstanding thereunder on such date.

Senior Debt Securities

6.125% Senior Notes due 2016 (the “Senior Notes”)

     As more fully discussed at Note 3 to the Consolidated Financial Statements in Item 8, on April 21, 2006 we completed an underwritten public offering of $400.0 million of our Senior Notes. Such notes, which rank equally in priority with the Existing Credit Agreement, were initially unsecured obligations. However, as a result of the Recapitalization, the Senior Notes will be secured pari passu with the New Credit Facilities and such notes will be guaranteed as to payment by our subsidiaries (other than certain exempted subsidiaries). The Senior Notes are expressly senior in right of payment to our 1.50% Convertible Senior Subordinated Notes due 2023, Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 and Zero-Coupon Convertible Senior Subordinated Notes due 2022. The sale of the Senior Notes resulted in our receipt of net proceeds approximating $396.3 million, which we utilized to repay a portion of the balance outstanding under the Existing Credit Agreement. The Senior Notes mature on April 15, 2016 and bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on April 15 and October 15. We intend to fund our semi-annual interest payments with available cash balances, cash provided by operating activities and, if necessary, amounts available under the New Credit Facilities.

Convertible Debt Securities

Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”)

     On January 30, 2006 and January 26, 2007, the holders of approximately $317.3 million and $12.5 million, respectively, in principal face value New 2022 Notes exercised their contractual rights to require us to repurchase their notes. As a result, we were obligated to repurchase such New 2022 Notes at their accreted values of approximately $275.9 million and $11.0 million, respectively. The holders of $202,000 in principal face value New 2022 Notes did not require us to repurchase their notes and, accordingly, such notes remain outstanding. We financed the $275.9 million New 2022 Note repurchase with borrowings under the Existing Credit Agreement. The latter New 2022 Note repurchase was financed with cash on hand.

1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”)

     At December 31, 2006, approximately $574.7 million was outstanding under the 2023 Notes. The holders of the 2023 Notes may require us to repurchase such notes for their principal face value on August 1, 2008. Following the announcement of the Recapitalization, our credit ratings were downgraded and, accordingly, a triggering event under the 2023 Notes caused such notes to become immediately convertible. As of February 23, 2007, no holders of the 2023 Notes have indicated to us an intent to convert their notes. However, should some or all of the 2023 Notes be converted before August 1, 2008, we intend to fund such conversion with available cash balances, cash provided by operating activities and, if necessary, borrowings under our new revolving credit facility. See Note 3(b) to the Consolidated Financial Statements in Item 8 for a discussion of our cash requirements upon a conversion of the 2023 Notes.

     As more fully discussed at Note 3 to the Consolidated Financial Statements in Item 8, we modified the indenture that governs the 2023 Notes on June 30, 2006. Such modification requires us to make additional cash payments (“Non-Put Payments”) to the noteholders equal to 2.875% per annum of the principal face amount of their outstanding 2023 Notes. Inclusive of the 1.50% per annum interest provided in the original indenture, the noteholders will receive total annual payments of 4.375% of the principal face amount of their outstanding 2023 Notes. The Non-Put Payments will be made semi-annually (along with the recurring 1.50% interest payments), in arrears, on February 1 and August 1 of each year. We intend to fund our semi-annual interest payments and Non-Put Payments under the 2023 Notes with available cash balances, cash provided by operating activities and, if necessary, amounts available under the New Credit Facilities.

DIVIDENDS AND STOCK REPURCHASE PROGRAM

     During the 2006 Calendar Year, we paid aggregate cash dividends of $0.24 per common share, or approximately $57.9 million. Additionally, on January 17, 2007 we announced that our Board of Directors declared a special cash dividend of $10.00 per share of common stock (aggregate payment of approximately $2.4 billion), payable on March 1, 2007 to stockholders of record on February 27, 2007 who continue to hold their shares on March 1, 2007. This special cash dividend is part of the Recapitalization and will be funded with the proceeds from our New Credit Facilities. In light of the special cash dividend, we have indefinitely suspended all future dividend payments.

     On June 23, 2006, we announced that our Board of Directors approved a program to repurchase up to $250 million of our common stock. Through February 23, 2007, we repurchased a total of 1,817,600 shares of our common stock under this program in the open market at an aggregate cost of approximately $36.8 million. This common stock repurchase program will remain in effect; however, in light of the Recapitalization, our Board of Directors does not anticipate additional common stock repurchases unless there exists a significant undervaluation of our common stock in the marketplace.

     Our dividend payments and common stock repurchases were funded with available cash balances, cash provided by operating activities and amounts available under the Existing Credit Agreement. See “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Item 5.

STANDBY LETTERS OF CREDIT

     At December 31, 2006, we maintained approximately $24.8 million of standby letters of credit in favor of third parties with various expiration dates through October 31, 2007. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, amounts available under the New Credit Facilities.

CAPITAL EXPENDITURES

     Among other things, our long-term business strategy calls for us to acquire additional hospitals that meet our acquisition criteria. Historically, acquisitions of hospitals accounted for a significant portion of our capital expenditures in any given fiscal year and/or quarter. We generally fund acquisitions, replacement hospitals and other ongoing capital expenditure requirements with available cash balances, cash generated from operating activities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. See Note 2 to the Consolidated Financial Statements in Item 8 for discussion of our recently completed acquisitions.

     A number of hospital renovation and/or expansion projects were underway at December 31, 2006. We do not believe that any of these projects are individually significant or that they represent, in the aggregate, a substantial commitment of our resources. We completed construction of our replacement hospital in Carlisle, Pennsylvania in January 2006 and our de novo general acute care hospital (100-bed Physicians Regional Medical Center – Collier Boulevard in Naples, Florida) in early 2007. Additionally, we are contractually obligated to commence construction of a replacement hospital at our Monroe, Georgia location on or before September 13, 2008. The aggregate cost for such project has not yet been determined but the underlying land parcel was acquired for cash in March 2006.

HOSPITAL DIVESTITURES

     As more fully discussed at Note 12 to our Consolidated Financial Statements in Item 8, we entered into a definitive agreement to divest three general acute care hospitals and certain affiliated entities. Subject to regulatory approvals and other conditions customary to closing, we anticipate that two of such hospitals will be divested during the first half of 2007, including one through a sublease arrangement with a third party. While we still intend to sell the third hospital, the timing of such disposition is to be determined. We expect to utilize the net proceeds from these divestitures for general corporate purposes.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

     Except as set forth in the table below, we do not have any off-balance sheet arrangements.

     As of December 31, 2006, contractual obligations for each of the next five years ending December 31 and thereafter (including principal and interest) and other commitments are summarized in the table below. As discussed at Note 17 to the Consolidated Financial Statements in Item 8, the Recapitalization will have a significant impact on our debt structure. Interest rates at December 31, 2006 were used in the table to estimate interest payments on variable rate debt.

	Payments due by year ending December 31,
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Long-term debt, excluding the revolving
credit agreement (a)	$84,746	$616,684	$26,864	$26,160	$26,000	$514,564
Revolving credit agreement (b)	277,727	—	—	—	—	—
Capital leases	15,141	14,329	12,340	7,460	5,146	41,415
Operating leases (c)	46,475	38,334	26,621	19,042	14,772	65,266
Physician commitments (d)	5,286	784	—	—	—	—
Total contractual obligations	$429,375	$670,131	$65,825	$52,662	$45,918	$621,245

Other Commitments Not
Recorded on the Consolidated	Commitment expiration by year ending December 31,
Balance Sheet	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Letters of credit (e)	$24,771	$—	$—	$—	$—	$—
Physician commitments (d)	11,153	746	—	—	—	—
Other (f)	16	1	1	1	1	2
Total commitments	$35,940	$747	$1	$1	$1	$2

____________________

(a)	On January 26, 2007, certain holders of the 2022 Notes and the New 2022 Notes (as such debt securities are defined at Note 3 to the Consolidated Financial Statement in Item 8) exercised their contractual rights to require us to repurchase approximately $12.7 million of their principal face value notes at their accreted value of approximately $11.1 million. The holders of $224,000 in principal face value notes did not require us to repurchase their notes. For purposes of the above table, we assumed that we would repurchase all of the 2023 Notes (as such debt securities are defined at Note 3 to the Consolidated Financial Statement in Item 8) on August 1, 2008 because the noteholders can unilaterally exercise their contractual rights to require us to repurchase some or all of their notes on such date.

(b)	As part of the Recapitalization, we will terminate the Existing Credit Agreement on February 28, 2007 and the outstanding balance thereunder will be satisfied with the proceeds from new long-term borrowings.

(c)	Obligations under operating leases for real property, real property master leases and equipment. The real property master leases are leases for buildings on or near our hospitals for which we guarantee a certain level of rental income to the owners of the property. We sublease space in these buildings to third parties. Future operating lease obligations are not recorded in our consolidated balance sheets.

(d)	See Note 1(p) to the Consolidated Financial Statements in Item 8 for discussion of certain physician and physician group guarantees and commitments.

(e)	Amounts primarily relate to outstanding letters of credit with financial institutions. The letters of credit principally serve as security for our workers’ compensation self-insurance program, construction vendors and utility companies.

(f)	Other primarily includes our new hospital construction in Naples, Florida but excludes our Monroe, Georgia construction project because the cost thereof has not yet been determined.

IMPACT OF SEASONALITY AND INFLATION

Seasonality

     We typically experience higher patient volume and net operating revenue in the first and second quarters of each calendar year because, generally, more people become ill during the winter months, which in turn results in significant increases in the number of patients we treat during those months.

Inflation

     The health care industry is labor intensive and is subject to wage and related employee benefit expense increases, especially during periods of inflation and when shortages of skilled labor occur. There is an ongoing shortage of skilled nursing staff throughout the health care industry, which has caused nursing salaries to increase. We have addressed the nursing staff needs in our markets by increasing wages, improving hospital working conditions and fostering relationships with local nursing schools. We do not believe that the inflationary trend in nursing salaries or the nursing shortage will have an adverse effect on our results of operations.

     In addition, suppliers, utility companies and other vendors pass on rising costs to us in the form of higher prices. We believe that we have been able to offset increases in our operating costs by increasing prices, achieving quantity discounts for purchases through our group purchasing agreement and by efficiently utilizing our resources. Although we have implemented cost control measures to curb increases in operating costs, we cannot predict our ability to recover or offset future cost increases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATES

     At December 31, 2006, we were exposed to interest rate fluctuations, primarily as a result of the variable rate Existing Credit Agreement. However, interest rates on substantially all of our other long-term debt at December 31, 2006 were fixed and, accordingly, a hypothetical 10% change in interest rates would not have a material impact on us but increases in interest rates would correspondingly increase interest expense associated with our future borrowings. As of December 31, 2006, we did not use derivative financial instruments to alter the interest rate characteristics of any of our debt.

     As discussed at Note 17 to the Consolidated Financial Statements in Item 8, the Recapitalization will have a significant impact on our debt structure and, among other things, requires us to use certain derivative financial instruments in connection with our new variable rate borrowings.

     At December 31, 2006, the fair value and carrying amount of our fixed rate debt, including capital lease obligations, were approximately $1,084.5 million and $1,055.2 million, respectively. Additionally, at such date, both the fair value and carrying amount of our variable rate debt was approximately $286.5 million. As discussed at Note 3 to the Consolidated Financial Statements in Item 8, the fair values of our fixed rate debt changed after the announcement of the Recapitalization.

     In light of the Recapitalization and our repurchase of certain 2022 Notes and New 2022 Notes in January 2007, the table below summarizes principal cash flows and weighted average interest rates by expected maturity dates of our outstanding long-term debt and capital lease obligations that existed at December 31, 2006.

	Years Ending December 31,
	2007	2008	2009	2010	2011	Thereafter	Totals
	(in thousands)
Long-term debt:
Fixed rate long-term
debt, including
capital leases	$22,049	$13,154	$11,521	$6,758	$4,652	$424,730	$482,864
Weighted average
interest rates	6.8%	6.1%	6.1%	6.0%	5.9%	6.1%	6.1%
Fixed rate
convertible long-
term debt	$11,108 (a)	$574,733 (b)	—	—	—	$224	$586,065
Weighted average
interest rates	0.9%	4.4%	—	—	—	0.9%	4.3%
Variable rate long-
term debt	$286,500 (c)	—	—	—	—	—	$286,500
Weighted average
interest rates	6.0%	—	—	—	—	—	6.0%

____________________

(a)	On January 26, 2007, certain holders of the 2022 Notes and the New 2022 Notes exercised their contractual rights to require us to repurchase approximately $12.7 million of their principal face value notes at their accreted value of approximately $11.1 million. The holders of $224,000 in principal face value notes did not require us to repurchase their notes.

(b)	For purposes of the above table, we assumed that we would repurchase all of the 2023 Notes on August 1, 2008 because the noteholders can unilaterally exercise their contractual rights to require us to repurchase some or all of their notes on such date.

(c)	As part of the Recapitalization, we will terminate the Existing Credit Agreement on February 28, 2007 and the outstanding balance thereunder ($275.0 million at December 31, 2006) will be satisfied with the proceeds from new long-term borrowings. The interest rate on the Existing Credit Agreement is the LIBOR rate plus 0.75%. The effective interest rate on the outstanding balance at December 31, 2006 was approximately 6.0%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Page
Health Management Associates, Inc.
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	53
Consolidated Statements of Income for the years ended
December 31, 2006, September 30, 2005 and September 30, 2004
and the three months ended December 31, 2005	54
Consolidated Balance Sheets as of December 31, 2006 and 2005	55
Consolidated Statements of Stockholders’ Equity for the
years ended December 31, 2006, September 30, 2005 and
September 30, 2004 and the three months ended December 31, 2005	57
Consolidated Statements of Cash Flows for the years ended
December 31, 2006, September 30, 2005 and September 30, 2004
and the three months ended December 31, 2005	58
Notes to Consolidated Financial Statements	60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Health Management Associates, Inc.

     We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2006, September 30, 2005 and September 30, 2004, and the three months ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006, September 30, 2005 and September 30, 2004, and the three months ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1(r) to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and as discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). The Company used the one time special transition provisions of SAB No. 108 and recorded an adjustment to retained earnings effective October 1, 2005 to adjust the Company’s consolidated financial statements to correct prior period errors in accounting for cash, leases and income taxes.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants
Miami, Florida
February 23, 2007

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

		Three Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended September 30,
	2006	2005	2005	2004
Net operating revenue	$4,056,599	$917,186	$3,479,568	$3,092,547

Operating expenses:
Salaries and benefits	1,629,607	366,437	1,355,853	1,205,231
Supplies	546,737	126,065	484,986	416,460
Provision for doubtful accounts	569,541	79,733	301,159	235,887
Depreciation and amortization	188,214	40,646	151,373	129,280
Rent expense	78,459	18,555	69,897	62,229
Other operating expenses	697,472	155,932	567,665	501,942
Total operating expenses	3,710,030	787,368	2,930,933	2,551,029

Income from operations	346,569	129,818	548,635	541,518

Other income (expense):
Gains (losses) on sales of assets and insurance
recoveries, net	16,540	(7)	34,289	2,416
Interest expense	(51,297)	(4,225)	(10,854)	(16,155)
Refinancing and debt modification costs	(7,602)	—	(2,051)	—
Income from continuing operations before minority
interests and income taxes	304,210	125,586	570,019	527,779
Minority interests in earnings of consolidated entities	(2,037)	(401)	(3,126)	(5,716)
Income from continuing operations before income
taxes	302,173	125,185	566,893	522,063
Provision for income taxes	(117,107)	(48,679)	(212,214)	(199,710)
Income from continuing operations	185,066	76,506	354,679	322,353
Income (loss) from discontinued operations, including
a gain on disposal in 2006, net of income taxes	(2,317)	(965)	(1,602)	2,746
Net income	$182,749	$75,541	$353,077	$325,099

Earnings (loss) per share:
Basic
Continuing operations	$0.77	$0.31	$1.45	$1.33
Discontinued operations	(0.01)	—	(0.01)	0.01
Net income	$0.76	$0.31	$1.44	$1.34
Diluted
Continuing operations	$0.76	$0.31	$1.43	$1.31
Discontinued operations	(0.01)	—	(0.01)	0.01
Net income	$0.75	$0.31	$1.42	$1.32

Dividends per share	$0.24	$—	$0.18	$0.12

Weighted average number of shares outstanding:
Basic	240,723	240,964	245,538	242,725
Diluted	243,340	244,697	248,976	246,826

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$66,814	$69,909
Accounts receivable, less allowances for doubtful accounts of $526,881
and $293,292 at December 31, 2006 and 2005, respectively	581,805	660,660
Accounts receivable – other	51,750	43,499
Supplies, at cost (first-in, first-out method)	107,627	89,789
Prepaid expenses, including prepaid and recoverable income taxes	43,164	49,960
Restricted funds	20,609	15,908
Deferred income taxes	94,206	—
Assets of discontinued operations	46,029	80,557
Total current assets	1,012,004	1,010,282

Property, plant and equipment:
Land and improvements	169,473	127,701
Buildings and improvements	1,781,457	1,516,440
Leasehold improvements	144,937	133,715
Equipment	1,089,454	920,248
Construction in progress	227,220	187,029
	3,412,541	2,885,133
Accumulated depreciation and amortization	(984,555)	(806,259)
Net property, plant and equipment	2,427,986	2,078,874
Restricted funds	58,986	45,700
Goodwill	915,326	851,396
Deferred charges and other assets	76,650	104,972
Total assets	$4,490,952	$4,091,224

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share amounts)

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154,229	$128,193
Accrued payroll and related taxes	84,266	77,867
Accrued expenses and other liabilities	165,971	103,756
Due to third party payors	21,859	22,820
Deferred income taxes	—	12,695
Current maturities of long-term debt and capital lease obligations	44,657	585,105
Liabilities of discontinued operations	1,039	1,359
Total current liabilities	472,021	931,795

Deferred income taxes	109,790	116,592
Other long-term liabilities	149,882	113,254
Long-term debt and capital lease obligations, less current maturities	1,297,047	619,179
Minority interests in consolidated entities	56,090	46,229
Total liabilities	2,084,830	1,827,049

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized,
275,025 and 273,148 shares issued at December 31, 2006
and 2005, respectively	2,750	2,731
Accumulated other comprehensive income (loss), net of income taxes	654	(88)
Additional paid-in capital	632,037	578,961
Retained earnings	2,329,756	2,204,884
	2,965,197	2,786,488

Less: treasury stock, 34,318 and 32,500 shares of common stock, at
cost, at December 31, 2006 and 2005, respectively	(559,075)	(522,313)
Total stockholders’ equity	2,406,122	2,264,175
Total liabilities and stockholders’ equity	$4,490,952	$4,091,224

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, September 30, 2005 and September 30, 2004
and the Three Months Ended December 31, 2005
(in thousands)

			Accumulated
	Common Stock		Other
			Comprehensive	Additional
		Par	Income (Loss),	Paid-in	Retained	Treasury
	Shares	Value	net	Capital	Earnings	Stock	Totals
Balances at October 1, 2003	262,705	$2,627	$—	$399,782	$1,535,322	$(300,656)	$1,637,075

Net income	—	—	—	—	325,099	—	325,099
Exercises of stock options and issuances of
stock incentive plan shares	3,276	33	—	27,356	—	—	27,389
Stock-based compensation expense	—	—	—	3,300	—	—	3,300
Income tax benefits from exercises of stock
options and issuances of stock
incentive plan shares	—	—	—	14,832	—	—	14,832
Dividends declared	—	—	—	—	(29,685)	—	(29,685)
Balances at September 30, 2004	265,981	2,660	—	445,270	1,830,736	(300,656)	1,978,010

Comprehensive income:
Net income	—	—	—	—	353,077	—	353,077
Unrealized gains on available-for-sale
securities, net	—	—	128	—	—	—	128
Total comprehensive income							353,205

Exercises of stock options and issuances of
stock incentive plan shares	4,625	46	—	62,711	—	—	62,757
Stock-based compensation expense	—	—	—	2,416	—	—	2,416
Income tax benefits from exercises of Stock
options and issuances of stock incentive
plan shares	—	—	—	14,747	—	—	14,747
Purchases of treasury stock, at cost	—	—	—	—	—	(78,256)	(78,256)
Dividends declared	—	—	—	—	(43,420)	—	(43,420)
Balances at September 30, 2005	270,606	2,706	128	525,144	2,140,393	(378,912)	2,289,459

Cumulative effect adjustment
(see Note 14)	—	—	—	—	(11,050)	—	(11,050)
Balances at October 1, 2005	270,606	2,706	128	525,144	2,129,343	(378,912)	2,278,409

Comprehensive income:
Net income	—	—	—	—	75,541	—	75,541
Unrealized losses on available-for-sale
securities, net	—	—	(216)	—	—	—	(216)
Total comprehensive income							75,325

Exercises of stock options and issuances of
stock incentive plan shares	2,542	25	—	31,562	—	—	31,587
Stock-based compensation expense	—	—	—	5,193	—	—	5,193
Income tax benefits from exercises of
stock options and issuances of
stock incentive plan shares
and other matters	—	—	—	17,062	—	—	17,062
Purchases of treasury stock, at cost	—	—	—	—	—	(143,401)	(143,401)

Balances at December 31, 2005	273,148	2,731	(88)	578,961	2,204,884	(522,313)	2,264,175
Comprehensive income:
Net income	—	—	—	—	182,749	—	182,749
Unrealized gains on available-for-sale
securities, net	—	—	742	—	—	—	742
Total comprehensive income							183,491

Exercises of stock options and issuances of
stock incentive plan shares	1,877	19	—	22,432	—	—	22,451
Stock-based compensation expense	—	—	—	18,330	—	—	18,330
Income tax benefits from exercises
of stock options and issuances
of stock incentive plan shares
and other matters	—	—	—	1,796	—	—	1,796
Fair value change in convertible senior
subordinated note conversion feature	—	—	—	10,518	—	—	10,518
Purchases of treasury stock, at cost	—	—	—	—	—	(36,762)	(36,762)
Dividends declared	—	—	—	—	(57,877)	—	(57,877)
Balances at December 31, 2006	275,025	$2,750	$654	$632,037	$2,329,756	$(559,075)	$2,406,122

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Three
		Months
	Year Ended	Ended	Years Ended
	December 31,	December 31,	September 30,
	2006	2005	2005	2004
Cash flows from operating activities:
Net income	$182,749	$75,541	$353,077	$325,099
Adjustments to reconcile net income to net cash
provided by continuing operating activities:
Depreciation and amortization	188,214	40,646	151,373	129,280
Provision for doubtful accounts	569,541	79,733	301,159	235,887
Stock-based compensation expense	18,330	5,193	2,416	3,300
Minority interests in earnings of
consolidated entities	2,037	401	3,126	5,716
(Gains) losses on sales of assets and insurance
recoveries, net	(16,540)	7	(34,289)	(2,416)
Write-off of deferred financing costs	4,628	—	—	—
Non-deferred financing costs	2,974	—	2,051	—
Deferred income tax (benefit) expense	(104,498)	(3,888)	38,380	79,120
Changes in assets and liabilities of continuing operations,
net of the effects of acquisitions:
Accounts receivable	(499,222)	(106,460)	(331,838)	(338,454)
Supplies	(13,675)	(749)	(6,527)	(6,688)
Prepaid expenses	6,752	65,787	(9,554)	(21,500)
Deferred charges and other long-term assets	3,259	(7,953)	8,380	(4,681)
Accounts payable	27,823	(17,412)	29,534	(106)
Accrued expenses and other current liabilities	41,891	(11,406)	44,806	16,187
Other long-term liabilities	32,489	(3,931)	(609)	32,791
Equity compensation excess income tax benefit	(1,369)	(4,239)	—	—
(Income) loss from discontinued operations, net	2,317	965	1,602	(2,746)
Net cash provided by continuing operating activities	447,700	112,235	553,087	450,789

Cash flows from investing activities:
Acquisitions, net of cash acquired and purchase price
adjustments	(184,870)	(89,044)	(341,990)	(517,944)
Additions to property, plant and equipment	(338,536)	(74,251)	(271,194)	(196,606)
Proceeds from sales of assets and insurance recoveries	6,051	11,259	40,212	10,304
Proceeds from sale of discontinued operations	37,196	—	—	—
(Increases) decreases in restricted funds, net	(18,495)	19,883	(10,856)	(39,400)
Net cash used in investing activities	(498,654)	(132,153)	(583,828)	(743,646)

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

		Three
		Months
	Year Ended	Ended	Years Ended
	December 31,	December 31,	September 30,
	2006	2005	2005	2004
Cash flows from financing activities:
Proceeds from long-term debt	$866,948	$195,000	$212,185	$290,751
Principal payments on debt and capital
lease obligations	(743,473)	(1,148)	(166,686)	(287,904)
Purchases of treasury stock	(36,762)	(159,833)	(61,824)	—
Proceeds from exercises of stock options	22,451	31,587	62,757	27,389
Payments of financing costs	(3,568)	—	(3,498)	(1,815)
Cash distributions to minority shareholders	(1,776)	—	(667)	—
Equity compensation excess income tax benefit	1,369	4,239	—	—
Payments of cash dividends	(57,877)	(14,726)	(38,632)	(19,789)
Payments to collateralize a letter of credit	—	(8,250)	(16,000)	—
Net cash provided by (used in) financing activities	47,312	46,869	(12,365)	8,632
Net increase (decrease) in cash and cash equivalents
before discontinued operations	(3,642)	26,951	(43,106)	(284,225)
Net increase (decrease) in cash and cash equivalents
from discontinued operations:
Operating activities	2,358	938	11,155	7,213
Investing activities	(1,715)	(315)	(2,359)	(5,054)
Financing activities	(96)	(24)	(61)	(326)
Net increase (decrease) in cash and cash equivalents	(3,095)	27,550	(34,371)	(282,392)
Cash and cash equivalents at beginning of the period	69,909	42,359	112,946	395,338
Cash and cash equivalents at end of the period	$66,814	$69,909	$78,575	$112,946
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$49,517	$1,716	$15,302	$13,420
Income taxes (net of refunds)	$199,049	$2,880	$155,510	$127,188

Supplemental schedule of non-cash financing activities:
Reduction in long-term debt and corresponding
increase in additional paid-in capital due to a
debt modification	$10,518	$—	$—	$—

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Health Management Associates, Inc. (the “Company”) and its subsidiaries provide health care services to patients in owned and leased facilities located primarily in the southeastern and southwestern United States. As of December 31, 2006, the Company operated 60 general acute care hospitals in 16 states, with a total of 8,589 licensed beds. At such date, seventeen and eleven of the Company’s hospitals were located in Florida and Mississippi, respectively. Historically, the Company also operated two psychiatric hospitals in Florida with a total of 184 licensed beds; however, such hospitals were sold on September 1, 2006. See Notes 2 and 12 for information concerning the Company’s recent acquisition and divestiture activity.

     Effective March 1, 2006, the Company’s Board of Directors approved a change in fiscal year end from September 30 to December 31. In connection with this change and regulations promulgated by the Securities and Exchange Commission, included herein are audited consolidated financial statements (i) as of and for the year ended December 31, 2006 (the “2006 Calendar Year”), (ii) as of and for the three months ended December 31, 2005 (the “2005 Three Month Period”), (iii) the year ended September 30, 2005 (the “2005 Fiscal Year”) and (iv) the year ended September 30, 2004 (the “2004 Fiscal Year”).

     Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of the Company’s discontinued operations, which include Williamson Memorial Hospital in Williamson, West Virginia, Southwest Regional Medical Center in Little Rock, Arkansas, Summit Medical Center in Van Buren, Arkansas and certain affiliated entities, that, subject to regulatory approvals and other conditions customary to closing, the Company intends to sell or sublease during 2007. Discontinued operations also include the psychiatric hospitals in Tequesta, Florida (SandyPines) and Orlando, Florida (University Behavioral Center) that were sold, along with certain dormant real property, on September 1, 2006. See Note 12 for information regarding these completed and pending divestitures.

     Certain amounts in the consolidated financial statements have been reclassified in prior years to conform to the current year presentation.

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

c. Property, plant and equipment

     Property, plant and equipment are stated at cost and include major expenditures that extend an asset’s useful life. Ordinary repair and maintenance costs (e.g., medical equipment adjustments, painting, cleaning, etc.) are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

lives of the underlying assets. Estimated useful lives for buildings and improvements range from twenty to forty years and for equipment range from three to ten years. Leasehold improvements, capital lease assets and other assets of a similar nature are generally amortized on a straight-line basis over the shorter of the term of the respective lease or the useful life of the underlying asset. Depreciation expense was approximately $182.5 million, $39.7 million, $143.6 million and $124.2 million for the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year, respectively.

d. Goodwill, deferred charges and long-lived assets

     Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill (i.e., the excess of cost over acquired net assets) and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually or whenever circumstances indicate that a possible impairment might exist. When performing the impairment test, the Company initially compares the fair values of its reporting units’ net assets to the corresponding carrying amounts on the consolidated balance sheet. If the fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, management determines the implied fair value of goodwill, compares such fair value to the reporting unit’s goodwill carrying amount and, if necessary, records a goodwill impairment charge. Reporting units are one level below the operating segment level (see Note 1(n)). Therefore, after consideration of SFAS No. 142’s aggregation rules, the Company’s goodwill impairment testing is performed at a divisional operating level. Goodwill is discretely allocated to the Company’s reporting units (i.e., each hospital’s goodwill is included as a component of the aggregate reporting unit goodwill being evaluated during the impairment analysis).

     Deferred charges and other assets include deferred financing costs. Gross financing costs, which aggregated approximately $15.7 million and $20.9 million at December 31, 2006 and 2005, respectively, are being amortized over the life of the related debt. Accumulated amortization of deferred financing costs was approximately $3.1 million and $3.2 million at December 31, 2006 and 2005, respectively. As a result of certain transactional activity subsequent to December 31, 2006, approximately $0.8 million of unamortized deferred financing costs will be written off by the Company during the quarter ending March 31, 2007 (see Note 17).

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

     Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair value less estimated costs to sell. The estimates of fair value are generally based on recent sales of similar assets, pending disposition transactions and market responses based upon discussions with, and offers received from, potential buyers.

     There were no long-lived asset or goodwill impairment charges that were material to the Company’s consolidated financial position or income from continuing operations during the periods presented herein; however, the Company recognized a long-lived asset and goodwill impairment charge of $15.0 million in discontinued operations during the 2006 Calendar Year (see Note 12).

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

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Net operating revenue and cost of revenue

     The Company records gross patient service charges on the accrual basis in the period that the services are rendered. Net operating revenue represents gross patient service charges less provisions for contractual adjustments. Approximately 56%, 57%, 59% and 58% of gross patient service charges for the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year, respectively, related to services rendered to patients covered by Medicare and various state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. Provisions for contractual adjustments are made to reduce the charges to these patients to estimated cash receipts based on the programs’ principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit and, accordingly, the Company periodically provides reserves for the adjustments that may ultimately result therefrom. Such adjustments were not material to the Company’s consolidated operations during the periods presented herein. Laws, rules and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, recorded estimates may change in the future and such changes in estimates, if any, will be recorded in the Company’s operating results in the period they are identified by management. Revenue and receivables from government programs are significant to the Company’s operations; however, management does not believe that there are significant credit risks associated with such programs. There are no other significant concentrations of revenue or accounts receivable with any individual payor that subject the Company to significant credit or other risks.

     Estimates for contractual allowances under managed care health plans are based primarily on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

     Net operating revenue is presented net of provisions for contractual adjustments of approximately $9,701 million, $2,144 million, $8,148 million and $6,812 million for the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year, respectively. In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts written off as charity and indigent care are not recognized in net operating revenue. The policy and practice at each of the Company’s hospitals is to write off a patient’s entire account balance upon determining that the patient qualifies under a hospital’s charity care and/or indigent policy. Based on established rates, the foregone charges for charity and indigent care patient services aggregated approximately $583.5 million, $147.4 million, $532.2 million and $396.6 million for the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year, respectively.

     In light of a recent class action lawsuit settlement that involved billings to uninsured patients (see Note 13), the Company began discounting its gross charges to uninsured patients for non-elective procedures by forty to sixty percent in early 2007. As discussed at Note 1(g), the Company also recently changed its policy for establishing accounts receivable reserves. Although there can be no assurances, management believes that the expected prospective reduction in net operating revenue from uninsured patients will be largely offset by correspondingly lower provisions for doubtful accounts.

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

g. Accounts receivable and allowances for doubtful accounts

     The Company grants credit without requiring collateral from its patients, most of whom live in the area where the Company’s hospitals are located and are insured under third party payor agreements. The Company does not charge interest on past due accounts receivable (such delinquent accounts are identified by reference to contractual

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

or other payment terms). The credit risk for non-governmental program accounts receivable is limited due to the large number of insurance companies and other payors that provide payment and reimbursement for patient services. Accounts receivable are reported net of estimated allowances for doubtful accounts.

     Collection of accounts receivable from third party payors and patients is the Company’s primary source of cash and is critical to its successful operating performance. Collection risks principally relate to uninsured patient accounts and patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. Provisions for doubtful accounts are primarily estimated based on cash collection analyses by payor classification and the age of the patient’s account. When considering the adequacy of allowances for doubtful accounts, accounts receivable balances are routinely reviewed in conjunction with historical collection rates, health care industry trends/indicators and other business and economic conditions that might ultimately affect the collectibility of patient accounts. Accounts receivable are written off after collection efforts have been pursued in accordance with the Company’s policies and procedures. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are netted against the provision for doubtful accounts. Changes in payor mix, general economic conditions or trends in federal and state governmental health care coverage could adversely affect the Company’s accounts receivable collections, cash flows and results of operations.

     Effective June 30, 2005, the Company modified its allowance for doubtful accounts reserve policy for self-pay accounts in order to reserve 100% of those accounts that had aged 120 days or more from date of discharge (prior thereto such accounts were reserved at 150 days). This policy modification reflected reduced cash collections from self-pay patients and increases in uninsured and underinsured patient service volume that was being experienced both by the Company and the hospital industry as a whole. In light of these industry trends, management concluded that reserving self-pay accounts at 120 days was appropriate. As a result of this policy modification, the Company recognized an increase in its provision for doubtful accounts of approximately $37.5 million during the 2005 Fiscal Year. This change in accounting estimate reduced net income and diluted earnings per share by approximately $23.3 million and $0.09, respectively, during the 2005 Fiscal Year.

     As a result of (i) recently completed cash collection analyses, (ii) additional deterioration in the Company’s self-pay accounts receivable balances and (iii) continuing self-pay growth trends being experienced by both the Company and the hospital industry as a whole, management concluded that it was necessary to, among other things, reserve a greater portion of self-pay accounts at the date of service. Accordingly, during the quarter ended December 31, 2006, the Company further modified its reserve policy for self-pay patients in order to reserve those accounts at 75% when the services are rendered and, consistent with the Company’s other commercial and governmental payors, 100% when the account ages 300 days from the date of discharge. As a result of this 2006 policy modification, the Company recognized increases in its provisions for doubtful accounts from continuing operations and discontinued operations of approximately $200.0 million and $5.4 million, respectively, during the 2006 Calendar Year. This change in accounting estimate reduced net income and diluted earnings per share by approximately $125.9 million and $0.52, respectively, during the 2006 Calendar Year.

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

i. Self-insured workers’ compensation and health and welfare programs

     The Company provides income continuance and certain reimbursable health costs (collectively “workers’ compensation”) to its disabled employees and provides health and welfare benefits to its employees, their spouses and certain beneficiaries. While such employee benefit programs are primarily self-insured, stop-loss insurance policies are maintained in amounts deemed appropriate by management. Nevertheless, there can be no assurances that the amount of stop-loss insurance coverage will be adequate for the Company’s workers’ compensation and health and welfare programs. At the end of each reporting period, the Company records estimated liabilities for both reported and incurred but not reported workers’ compensation and health and welfare claims based upon historical loss experience, independent actuarial determinations and other information provided by the Company’s third party administrators. Long-term liabilities for the workers’ compensation program are discounted to their estimated present value using a discount rate selected by management that represents an estimated risk-free interest rate corresponding to the period when such benefits are projected to be paid. Management believes that the estimated liabilities for these self-insured programs are adequate and reasonable but there can be no assurances that the ultimate liability will not exceed management’s estimates. If the costs of these programs exceed management’s estimates, the liabilities could be materially adversely affected.

j. Restricted funds

     Restricted funds are primarily short-term commercial paper, interest-bearing cash deposits and mutual fund investments held by the Company’s wholly owned captive insurance subsidiary, which is domiciled in the Cayman Islands. These funds are used to buy reinsurance/excess insurance policies and pay losses and loss expenses of such subsidiary. The investments have been designated by management as available-for-sale securities, as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair values of such securities are generally based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income, net of income taxes. Periodically, management performs an evaluative assessment of individual securities in order to determine whether declines in fair value are other than temporary. Management considers various quantitative, qualitative and judgmental factors when performing its evaluation, including, but not limited to, the nature of the security being analyzed and the length of time and extent to which a security’s fair value is below its historical cost. During the periods presented herein, there were no other than temporary declines in available-for-sale securities. The historical cost basis of securities that are sold is calculated by utilizing the weighted average cost method. The current and long-term classification of restricted funds is based on the timing of the corresponding professional liability claim payments by the Company’s captive insurance subsidiary. See Notes 9 and 10.

k. Fair value of financial instruments

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, net accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value due to the short-term nature of these instruments. The fair values of long-term debt and restricted funds, which are disclosed at Note 3 and Note 9, respectively, are generally determined by reference to quoted market prices.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l. Minority interests in consolidated entities

     The consolidated financial statements include all assets, liabilities, revenue and expenses of certain entities that are controlled by the Company but not wholly owned. Accordingly, the Company has recorded minority interests in the earnings and equity of such entities to reflect the ownership interests of the minority shareholders.

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

     The Company operates in multiple states with varying tax laws and is subject to both federal and state audits of its tax filings. Management estimates tax reserves in order to adequately cover audit adjustments, if any. Actual audit results could vary from the estimates recorded by the Company. Recorded tax reserves and the changes therein are not material to the Company’s consolidated financial position or its results of operations during the periods presented herein.

     During June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). Among other things, FIN 48 prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. FIN 48 requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is “more likely than not” (i.e., more than a fifty percent likelihood) that the income tax position will be sustained based solely on its technical merits. When making this assessment, management must assume that the responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information. The new accounting guidance also clarifies the method of accruing for interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company’s income tax returns and the benefits recognized in the financial statements. Additionally, FIN 48 requires significant new and expanded footnote disclosures in all annual periods.

     The Company is required to adopt FIN 48 with an effective date of January 1, 2007. Implementation adjustments, if any, will be treated as a change in accounting principle and will be reflected as a cumulative effect adjustment to retained earnings on such date. Retrospective application of FIN 48 is prohibited. Due to the recent issuance of FIN 48 and the complex analyses required thereunder, management has not yet determined the impact that such accounting guidance will have on the Company’s consolidated financial position, results of operations and footnote disclosures; however, there will be no material impact on the consolidated statements of cash flows.

n. Segment reporting

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires that a company with publicly traded debt or equity securities report annual and interim financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and such information is evaluated regularly by the chief operating decision maker when

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

deciding how to allocate resources and assess performance. SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses have similar economic characteristics and are otherwise considered similar. The Company’s general acute care hospital operating segments, which provide health care services to patients in owned and leased facilities, have similar services and types of patients, operate in a consistent manner and have similar economic and regulatory characteristics. Accordingly, such operating segments have been aggregated into a single reportable segment. During the periods presented herein, the Company’s other reportable segment does not meet SFAS No. 131’s quantitative threshold for separate financial statement disclosure. See note 15 for further segment reporting information.

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

p. Physician and physician group guarantees

     The Company is committed to providing certain financial assistance pursuant to recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that its hospitals serve. At December 31, 2006, the Company was committed to non-cancelable guarantees of approximately $18.0 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s or physician group’s private practice during the contractual measurement periods, which generally do not exceed one year. Amounts advanced under these agreements are considered to be loans. Provided that the physician or physician group remains affiliated with the Company’s hospital, the loan is generally forgiven on a pro rata basis over a period of 12 to 24 months.

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

     FIN 45-3 applies to all of the Company’s minimum revenue guarantees issued or modified after December 31, 2005. Retroactive application of FIN 45-3 was not permitted. Accordingly, for contracts or contract modifications executed on or before December 31, 2005, the Company expenses physician and physician group advances as they are incurred. For contracts and contract modifications executed thereafter, the estimated guarantee costs are capitalized at the inception of the contract or the date of the contract modification. The Company then amortizes such costs over the remaining life of the contract, including, if applicable, the physician retention period. Estimated guarantee cost liabilities are predicated on historical payment patterns, industry trends and the related hospital’s regional economic conditions, as well as an evaluation of the facts and circumstances germane to the individual contract/modification

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

under review. There can be no assurances that these estimates will be adequate to provide for the Company’s guarantee costs. Adjustments to estimated liabilities are recognized in the consolidated financial statements in the period that the change in estimate is identified. Management believes that the estimated liabilities for physician and physician group guarantees that are recorded in the consolidated balance sheet (aggregating approximately $6.1 million at December 31, 2006) are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed management’s estimates. If the costs of these programs exceed management’s estimates, the liabilities could materially increase.

     The adoption of FIN 45-3 increased diluted earnings per share by approximately $0.01 during the 2006 Calendar Year.

q. Comprehensive income

     SFAS No. 130, Reporting Comprehensive Income, established standards for reporting comprehensive income and its components. SFAS No. 130 defines comprehensive income as the change in the equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. The Company’s accumulated other comprehensive income (loss) was as follows (in thousands):

	December 31,
	2006	2005
Unrealized gain (loss) on available for sale securities, net	$1,006	$(135)
Income tax benefit (expense)	(352)	47
	$654	$(88)

r. Stock-based compensation

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

     The Company adopted SFAS No. 123(R) on October 1, 2005 and elected the modified prospective methodology thereunder. As prescribed by this transitional methodology, prior periods have not been restated. Moreover, pursuant to the requirements of the modified prospective methodology, compensation expense is recognized for (i) all stock-based awards granted or modified after September 30, 2005 and (ii) the portion of previously granted outstanding awards for which the requisite service had not been rendered as of the SFAS No. 123(R) adoption date.

     Prior to October 1, 2005, the Company elected to utilize the intrinsic value method, as prescribed by APB Opinion No. 25, to account for stock-based compensation arrangements. Because all employee and director stock options that were granted had an exercise price equal to the market price of the underlying stock on the date of grant, no stock option compensation expense was previously recognized under APB Opinion No. 25. As a result of adopting SFAS No. 123(R), income from continuing operations and net income for the 2006 Calendar Year were lower by approximately $10.4 million and $6.4 million, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. The corresponding lower amounts for the 2005 Three

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Month Period were approximately $3.3 million and $2.0 million, respectively. Earnings per share (both basic and diluted) for the 2006 Calendar Year and the 2005 Three Month Period were lower by $0.03 and $0.01, respectively, under SFAS No. 123(R) when compared to APB Opinion No. 25.

     Had the Company adopted SFAS No. 123(R) in prior periods, the impact of such accounting pronouncement would have approximated that which is described in the table below. For purposes of pro forma disclosure, the estimated fair values of stock options were determined using a Black-Scholes option valuation model and were amortized to expense on a straight-line basis over the underlying option’s vesting period. The Company’s pro forma information, which is not recorded in the consolidated financial statements, is as follows (in thousands, except per share data):

	Years Ended September 30,
	2005	2004
Net income, as reported	$353,077	$325,099
Deduct: Incremental stock-based employee compensation expense
determined under a fair value method, net of income taxes	(11,431)	(11,791)
Pro forma net income	$341,646	$313,308
Pro forma net income per share:
Basic – as reported	$1.44	$1.34
Basic – pro forma	1.39	1.29
Diluted – as reported	1.42	1.32
Diluted – pro forma	1.37	1.28

     See Note 8 for further discussion of stock-based compensation.

s. Recent accounting pronouncements

Fair Value Measurements

     During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. The modifications to current practice resulting from the application of this new accounting pronouncement primarily relate to the definition of fair value and the methods used to measure fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within the year of adoption. In certain circumstances, early adoption is permissible. Management is currently evaluating when to adopt SFAS No. 157; however, management does not believe that the adoption of this new accounting standard will materially impact the Company’s financial position or results of operations.

Conditional Asset Retirement Obligations

     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (“FIN 47”), which requires a company to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, Accounting for Asset Retirement Obligations, and, therefore, should be recognized if their fair value is reasonably estimable. The Company adopted FIN 47 as of December 31, 2005; however, the adoption of this accounting guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Accounting Guidance

     On December 15, 2003, the FASB issued an Exposure Draft entitled Earnings Per Share, an Amendment of FASB Statement No. 128 (the “Amendment”), which requires, in part, that for contracts that can be settled in either cash or shares, issuing entities should assume share settlement for purposes of calculating diluted earnings per share. In conjunction with the Amendment, the FASB determined that retroactive restatement of earnings per share was not required for contracts appropriately modified to eliminate share settlement prior to December 31, 2004. The Amendment was originally proposed to be effective for reporting periods that ended after December 15, 2004. However, the Amendment was subsequently incorporated into a broader FASB Exposure Draft on earnings per share that was issued for public comment on September 30, 2005. As more fully discussed at Note 3, the Company took certain actions during the 2005 Fiscal Year with respect to its convertible debt securities in order to prevent the common stock underlying such securities from being immediately included in diluted earnings per share calculations.

2. ACQUISITIONS AND DISPOSITIONS

2004 Fiscal Year Acquisitions

     Effective November 1, 2003, the Company acquired five general acute care hospitals with a total of 1,061 licensed beds. The five hospitals were: Seven Rivers Community Hospital, a 128-bed hospital in Crystal River, Florida; Harton Regional Medical Center, a 137-bed hospital in Tullahoma, Tennessee; University Medical Center, a two-campus 257-bed hospital in Lebanon, Tennessee; Twin Rivers Regional Medical Center, a 116-bed hospital located in Kennett, Missouri; and Three Rivers Health Care, a two-campus 423-bed hospital in Poplar Bluff, Missouri. The cash paid for this acquisition was approximately $505.4 million for property, plant and equipment and other non-current assets and approximately $9.4 million for working capital. As part of this acquisition, the Company also assumed approximately $36.2 million of liabilities. Separately, the Company purchased a freestanding MRI facility in June 2004 for approximately $3.0 million.

2005 Fiscal Year Acquisitions

     Effective October 1, 2004, the Company acquired, via a long-term lease, Chester County Hospital, an 82-bed general acute care hospital in Chester, South Carolina. The cash paid for this acquisition was approximately $20.5 million for the lease of property, plant and equipment and the acquisition of non-current assets and approximately $5.4 million for working capital. Effective February 1, 2005, the Company acquired three general acute care hospitals with a total of 657 licensed beds. The three hospitals acquired were: Venice Hospital, a 312-bed hospital in Venice, Florida; St. Joseph’s Hospital, a 212-bed hospital in Port Charlotte, Florida; and St. Mary’s Hospital, a 133-bed hospital in Norton, Virginia. The aggregate cash paid for this acquisition was approximately $251.4 million for property, plant and equipment and other non-current assets and approximately $36.6 million for working capital. Effective April 1, 2005, the Company acquired Bartow Memorial Hospital, a 56-bed general acute care hospital in Bartow, Florida. The cash paid for this acquisition was approximately $31.9 million for property, plant and equipment and other non-current assets and approximately $0.8 million for working capital.

2005 Three Month Period Acquisition

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

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. ACQUISITIONS AND DISPOSITIONS (continued)

2006 Calendar Year Acquisitions

     Effective January 1, 2006, the Company acquired Barrow Community Hospital, a 56-bed general acute care hospital in Winder, Georgia. The cash paid for this acquisition during December 2005 was approximately $33.2 million for property, plant and equipment and other non-current assets and approximately $2.4 million for working capital. Effective February 1, 2006, the Company acquired an 80% ownership interest in Orlando Regional St. Cloud Hospital, an 84-bed general acute care hospital in St. Cloud, Florida. Orlando Regional Healthcare, a not-for-profit organization, retained a 20% ownership interest in the hospital. The purchase price for the 80% controlling interest in Orlando Regional St. Cloud Hospital was approximately $38.1 million. Additionally, effective May 1, 2006 the Company acquired Cleveland Clinic-Naples Hospital, an 83-bed general acute care hospital in Naples, Florida, and a vacant land parcel near such hospital. The cash paid for this acquisition was approximately $125.5 million for property, plant and equipment and other non-current assets and approximately $1.9 million for supply inventories. Effective June 1, 2006, the Company acquired Gulf Coast Medical Center, a 189-bed general acute care hospital in Biloxi, Mississippi. The cash paid for this acquisition was approximately $14.9 million for property, plant and equipment, other non-current assets and working capital.

General

     The acquisitions described above were in furtherance of that portion of the Company’s business strategy that calls for the acquisition of hospitals in rural and non-urban areas of 30,000 to 400,000 people, located primarily in the southeastern and southwestern United States. Such transactions were accounted for using the purchase method of accounting. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition dates. The Company regularly utilizes an independent third party valuation specialist to help determine the fair values of certain assets underlying its acquisitions. In some instances, preliminary purchase price allocations are subject to refinement upon final settlements of working capital accounts. As a result of the acquisitions described above, the Company recorded goodwill (most of which is expected to be tax deductible) because the final negotiated purchase prices exceeded the fair value of the net tangible and intangible assets acquired.

     Acquisitions are generally financed using a combination of available cash on hand and borrowings under the Company’s revolving credit agreement. The Company seeks to recover its acquisition-related cash investments within four to five years by expanding and enhancing the services provided and achieving significant improvements in the operating performance of the acquired facilities.

     The following table summarizes the allocations of the aggregate acquisition purchase prices, including assumed liabilities, direct transaction costs and working capital settlement payments (in thousands):

		Three
		Months
	Year Ended	Ended	Years Ended
	December 31,	December 31,	September 30,
	2006	2005	2005	2004
Fair value of assets acquired, excluding cash:
Current assets	$5,821	$11,506	$29,935	$9,355
Property, plant and equipment	181,193	28,461	213,590	204,683
Goodwill	52,591	18,456	103,875	338,926
Total assets acquired	239,605	58,423	347,400	552,964
Liabilities assumed	(10,443)	(4,071)	(5,410)	(36,179)
Minority interest in acquired net assets	(9,600)	—	—	—
Net assets acquired	$219,562	$54,352	$341,990	$516,785

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. ACQUISITIONS AND DISPOSITIONS (continued)

     The operating results of acquired entities have been included in the Company’s consolidated financial statements from the date of each respective acquisition. The following unaudited combined pro forma financial information provides that (i) for the 2004 Fiscal Year, acquisitions completed after September 30, 2003 were effected as if they had closed on October 1, 2003, (ii) for the 2005 Fiscal Year, acquisitions completed after September 30, 2004 were effected as if they had closed on October 1, 2004, (iii) for the 2005 Three Month Period, acquisitions completed after September 30, 2005 were effected as if they had closed on October 1, 2005 and (iv) for the 2006 Calendar Year, acquisitions completed after December 31, 2005 were effected as if they had closed on January 1, 2006.

		Three Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended September 30,
	2006	2005	2005	2004
	(in thousands, except as per share data)
Net operating revenue	$4,103,611	$968,064	$3,817,368	$3,683,924
Net income	182,100	73,325	345,098	320,125
Net income per share – basic	$0.76	$0.30	$1.41	$1.32
Net income per share – diluted	0.75	0.30	1.39	1.30

     No effect has been given to potential cost reductions or operating efficiencies in the above table. Accordingly, the combined pro forma financial information is for comparative purposes only and is not necessarily indicative of the results that the Company would have experienced if the acquisitions had actually occurred at the beginning of the periods presented or that may occur in the future.

     The changes in the carrying amount of goodwill are as follows (in thousands):

		Three Months
	Year Ended	Ended
	December 31,	December 31,
	2006	2005
Balances at beginning of the period	$851,396	$834,600
Goodwill from current period acquisition activity	47,904	18,456
Purchase price adjustments for prior period acquisitions,
including working capital settlement payments	16,026	(1,660)
Balances at end of the period	$915,326	$851,396

Dispositions

     See Note 12 for discussion of certain completed and pending dispositions that were treated as discontinued operations in the Company’s consolidated financial statements.

     During the 2005 Fiscal Year, the Company recognized approximately $14.9 million of gains on sales of (i) a medical office building and land in Jackson, Mississippi and (ii) two home health agencies. Historically, these disposed assets contributed nominally to the Company’s operating results.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. LONG-TERM DEBT

     As more fully discussed at Note 17, the Company announced a recapitalization of its balance sheet in January 2007 (hereinafter referred to as the “Recapitalization”). Among other things, the Recapitalization will have a significant impact on the Company’s debt structure. The Company’s long-term debt, as it existed on December 31, 2006 and 2005, consisted of the following (in thousands):

	December 31,
	2006	2005
Revolving credit agreements (a)	$275,000	$255,000
2022 Notes and New 2022 Notes, net of discounts of approximately $1,590 and
$43,238 at December 31, 2006 and 2005, respectively (b)	11,296	286,762
1.50% Convertible Senior Subordinated Notes, net of a discount of approximately
$10,260 at December 31, 2006	564,473	575,000
6.125% Senior Notes due 2016, net of a discount of approximately $3,429 (c)	396,571	—
Installment notes and other unsecured long-term debt, at interest rates ranging from
4.2% to 8.0%, payable through 2025	23,142	26,190
Mortgage note (d)	8,594	8,832
Capital lease obligations (see Note 4)	62,628	52,500
	1,341,704	1,204,284
Less current maturities	(44,657)	(585,105)
Long-term debt and capital lease obligations, less current maturities	$1,297,047	$619,179

a. Revolving Credit Agreements

     On May 14, 2004, the Company entered into a revolving credit agreement with a syndicate of banks. As part of the Recapitalization, this revolving credit agreement will be terminated on February 28, 2007 and the outstanding balance thereunder will be satisfied with proceeds from the Company’s new long-term borrowings. The revolving credit agreement, as amended, allowed the Company to borrow, on an unsecured basis, up to $750.0 million (including standby letters of credit). The Company could elect whether interest, which was payable monthly in arrears, was based on the prime rate or the LIBOR rate. The effective interest rate on borrowings under the revolving credit agreement included a spread above the Company’s selected base rate and was subject to modification in the event that the Company’s debt ratings changed. The Company’s effective interest rate was approximately 6.0% at December 31, 2006. Moreover, during the term of the revolving credit agreement, the Company was obligated to pay certain commitment fees based on amounts available to the Company for borrowing. On February 23, 2007, the outstanding balance under the revolving credit agreement was $275.0 million.

     The revolving credit agreement contained covenants that, without prior consent of the lenders, limited certain activities, including those relating to mergers, consolidations and the Company’s ability to secure additional indebtedness, make guarantees and grant security interests. The Company was also required to comply with certain financial covenants.

     On August 26, 2005, the Company executed a $20 million unsecured Demand Promissory Note (the “Demand Note”) in favor of a bank. Pursuant to the terms and conditions of the Demand Note, the Company may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest outstanding under the Demand Note will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Note, plus 0.75%. The Demand Note’s effective interest rate at December 31, 2006 was approximately 6.1%. At both December 31, 2006 and 2005, there were no amounts outstanding under the Demand Note.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. LONG-TERM DEBT (continued)

b. Subordinated Convertible Notes

2022 Notes

     On January 28, 2002, the Company sold $330.0 million in face value Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”) for gross proceeds of approximately $277.0 million. The 2022 Notes and the New 2022 Notes, which are discussed below, are general unsecured obligations and are subordinated in right of payment to the Company’s existing and future indebtedness that is not expressly subordinated or equal in right of payment to such notes. The 2023 Notes, which are also discussed below, rank equally with the 2022 Notes and the New 2022 Notes. The 2022 Notes and the New 2022 Notes mature on January 28, 2022, unless they are converted or redeemed earlier. Upon the occurrence of certain events, the 2022 Notes and the New 2022 Notes are convertible into shares of the Company’s common stock at a conversion rate of 32.1644 shares of common stock for each $1,000 principal amount of notes converted. The conversion rate is subject to adjustment in certain circumstances, and an adjustment will occur as a result of the Recapitalization. The 2022 Notes and the New 2022 Notes become convertible when the Company’s common stock trades at a level of $31.33 per share (subject to adjustment in certain circumstances, including the Recapitalization) for at least twenty of the thirty trading days prior to the conversion or as a result of a triggering event pursuant to the terms and conditions of the underlying indenture. Amortization of the original issue discount on the 2022 Notes and the New 2022 Notes represents a yield to maturity of 0.875% per annum, exclusive of contingent interest that could be payable in certain circumstances.

     Holders of the 2022 Notes had the right to require the Company to purchase all or a portion of their 2022 Notes on January 28, 2005 at a cash purchase price per $1,000 principal note of $862.07, plus accrued and unpaid interest to such date. In connection therewith, the Company paid approximately $19,000 to redeem a portion of the 2022 Notes. Holders may also require the Company to purchase all or a portion of their 2022 Notes on January 28, 2012 and January 28, 2017 for a purchase price per $1,000 principal note of $916.40 and $957.29, respectively, plus accrued and unpaid interest to each respective purchase date. The Company may elect to pay the purchase price to the holders in cash or common stock or a combination of cash and common stock. Furthermore, the Company may redeem all or a portion of the 2022 Notes at any time on or after January 28, 2007 for cash.

     On January 26, 2007, the holders of $150,000 in principal face value 2022 Notes exercised their contractual rights to require the Company to repurchase their notes. As a result, the Company was obligated to repurchase such 2022 Notes on January 30, 2007 at their accreted value of approximately $132,000. The holders of $22,000 in principal face value 2022 Notes did not require the Company to repurchase their notes and, accordingly, such notes remain outstanding.

New 2022 Notes

     On December 29, 2004, the Company completed an exchange offer with respect to the 2022 Notes whereby holders of approximately 99.95% of the aggregate outstanding principal amount exchanged their 2022 Notes for Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”). The New 2022 Notes have terms substantially similar to the terms of the 2022 Notes, except that: (i) upon conversion, the Company will pay holders cash equal to the accreted value of the New 2022 Notes being converted and, at the Company’s option, the remainder will be paid in cash or shares of common stock; (ii) holders were given the right to require the Company to repurchase their New 2022 Notes on January 28, 2006 for a purchase price per $1,000 principal note of $869.62; (iii) the New 2022 Notes were provided additional anti-dilution protection for cash dividends until January 28, 2007; (iv) the New 2022 Notes require the Company to pay only cash (in lieu of cash, common stock or a combination of cash and common stock) when the New 2022 Notes are repurchased at the option of the holders, whether on a specified purchase date or upon the occurrence of a fundamental change at the Company; and (v) contingent interest payable will be equal to 0.125% of the average price of the New 2022 Notes during the relevant period. Substantially all of the 2022 Notes were exchanged for New 2022 Notes. If dilutive, the common stock

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. LONG-TERM DEBT (continued)

underlying the unexchanged portion of such 2022 Notes is included in the Company’s diluted earnings per share calculations. The common stock underlying the New 2022 Notes is not considered immediately dilutive and is not included in the Company’s earnings per share calculations.

     On January 30, 2006 and January 26, 2007, the holders of approximately $317.3 million and $12.5 million, respectively, in principal face value New 2022 Notes exercised their contractual rights to require the Company to repurchase their notes. As a result, the Company was obligated to repurchase such New 2022 Notes at their accreted values of approximately $275.9 million and $11.0 million, respectively. The holders of $202,000 in principal face value New 2022 Notes did not require the Company to repurchase their notes and, accordingly, such notes remain outstanding. In connection with the 2006 New 2022 Note repurchase, the Company wrote off approximately $4.6 million of deferred financing costs during the 2006 Calendar Year (recorded as refinancing and debt modification costs in the consolidated statements of income).

2023 Notes

     On July 29, 2003 and August 8, 2003, the Company sold an aggregate of $575.0 million in face value 1.50% Convertible Senior Subordinated Notes (the “2023 Notes”) that mature on August 1, 2023, unless they are converted or redeemed earlier. The 2023 Notes were sold at their principal face amount, plus accrued interest, which resulted in net proceeds to the Company of approximately $563.5 million. The 2023 Notes are general unsecured obligations and are subordinated in right of payment to the Company’s existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2023 Notes. The 2022 Notes and the New 2022 Notes rank equally with the 2023 Notes. Upon the occurrence of certain events, the 2023 Notes become convertible into shares of the Company’s common stock at a conversion rate of 36.5097 shares of common stock for each $1,000 principal amount of 2023 Notes converted. The conversion rate is subject to adjustment in certain circumstances, and an adjustment will occur as a result of the Recapitalization. The 2023 Notes become convertible when the Company’s common stock trades at a level of $36.097 per share (subject to adjustment in certain circumstances, including the Recapitalization) for at least twenty of the thirty trading days prior to the conversion or as a result of a triggering event pursuant to the terms and conditions of the underlying indenture. Following the Company’s announcement of the Recapitalization, the Company’s credit ratings were downgraded and, accordingly, a triggering event caused the 2023 Notes to become immediately convertible. As of February 23, 2007, no holders of the 2023 Notes have indicated to the Company an intent to convert their notes.

     Holders of the 2023 Notes may require the Company to purchase all or a portion of the 2023 Notes on August 1, 2008, August 1, 2013 or August 1, 2018 for a cash purchase price per note equal to 100% of their principal face amount, plus accrued and unpaid interest to each respective purchase date. Additionally, if the Company undergoes certain types of fundamental changes on or before August 1, 2008, holders of the 2023 Notes may require the Company to purchase, for cash, all or a portion of their 2023 Notes.

     On November 24, 2004, the Company completed a consent solicitation that amended the indenture governing the 2023 Notes (the “Original Indenture”) in order to eliminate a provision that prohibited the Company from paying cash upon conversion of the 2023 Notes if an event of default, as defined in the Original Indenture, exists at the time of conversion. On November 30, 2004, the Company further amended the Original Indenture to provide that, in lieu of issuing shares of common stock upon a conversion event, the Company will satisfy any conversion of the 2023 Notes, up to their principal face amount, by making a cash payment. As a result of such modifications to the Original Indenture, the common stock underlying the 2023 Notes is not considered immediately dilutive and is not included in the Company’s earnings per share calculations.

     Effective June 30, 2006, the Company entered into a Third Supplemental Indenture (the “Supplemental Indenture”) with respect to the 2023 Notes. Pursuant to the Original Indenture, the Company paid interest at 1.50% per annum of the principal face amount of the 2023 Notes. The Supplemental Indenture requires the Company to

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. LONG-TERM DEBT (continued)

make additional cash payments (“Non-Put Payments”) to the noteholders equal to 2.875% per annum of the principal face amount of the outstanding 2023 Notes. Accordingly, the noteholders now receive total annual payments of 4.375% of the principal face amount of their outstanding 2023 Notes. The Non-Put Payments, which commenced on February 1, 2007, are to be made semi-annually (along with recurring 1.50% interest payments), in arrears, on February 1 and August 1 of each year. The Original Indenture did not provide for Non-Put Payments. Additionally, in certain circumstances, contingent interest could be payable by the Company on the 2023 Notes.

     The Supplemental Indenture also eliminated the Company’s ability to redeem the 2023 Notes at its option, in whole or in part, until August 5, 2010. Thereafter, the Company can redeem the 2023 Notes for a cash redemption price per note equal to its principal face amount, plus accrued and unpaid interest to the corresponding purchase date. Under the Original Indenture, the Company could redeem the 2023 Notes at its option, in whole or in part, at any time on or after August 5, 2008. The Supplemental Indenture did not affect the rights of the noteholders to require the Company to repurchase their 2023 Notes on the dates specified in the Original Indenture, or upon the occurrence of certain types of fundamental changes at the Company prior to August 1, 2008. In connection with the execution of the Supplemental Indenture, the Company incurred expenses of approximately $3.0 million during the 2006 Calendar Year and recorded such amount as refinancing and debt modification costs in the consolidated statements of income. Additionally, the Supplemental Indenture resulted in a change in the fair value of the 2023 Note’s conversion feature, thereby requiring the Company to record a debt discount and a corresponding increase in additional paid-in capital of approximately $10.5 million during the 2006 Calendar Year.

     On July 28, 2006, the holders of $267,000 in principal face value of 2023 Notes exercised their contractual rights under the Original Indenture to require the Company to repurchase their notes. The holders of approximately $574.7 million in principal face value of 2023 Notes did not require the Company to repurchase their notes and, accordingly, such notes remain outstanding.

c. Senior Debt Securities

     On April 21, 2006, the Company completed an underwritten public offering of $400.0 million of 6.125% Senior Notes due 2016 (the “Senior Notes”). Such notes, which rank equally in priority with the Company’s revolving credit agreement, were initially unsecured obligations. However, as a result of the Recapitalization, the Senior Notes will be secured pari passu with the Company’s new $3.25 billion senior secured credit facilities. The Senior Notes are expressly senior in right of payment to the 2022 Notes, the New 2022 Notes and the 2023 Notes. The sale of the Senior Notes resulted in the Company’s receipt of net proceeds approximating $396.3 million, which was utilized to repay a portion of the balance outstanding under the Company’s revolving credit agreement. The Senior Notes mature on April 15, 2016 and bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on April 15 and October 15.

     If any of the Company’s subsidiaries are required to issue a guaranty in favor of the lenders under any credit facility ranking equal with the Senior Notes, such subsidiaries will also be required, under the terms of the Senior Notes, to issue a guaranty for the benefit of the holders of the Senior Notes, on substantially the same terms and conditions as the guaranty issued to such other lender. As a result of the Recapitalization, the Company’s subsidiaries (other then certain exempted subsidiaries) will provide guarantees of payment to the holders of the Senior Notes.

     In connection with the public offering of the Senior Notes, the Company entered into an indenture that governs such notes. The Senior Notes (and such other debt securities that may be issued from time to time under the indenture) are subject to certain covenants, which include, among other things, limitations and restrictions on (i) the incurrence by the Company and its subsidiaries of debt secured by liens, (ii) the incurrence of subsidiary debt, (iii) sale and

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. LONG-TERM DEBT (continued)

lease-back transactions and (iv) certain consolidations, mergers and transfers of assets. Each of the aforementioned limitations and restrictions are subject to certain contractual exceptions. The Senior Note indenture also contains customary events of default and related cure provisions.

d. Mortgage Note

     At December 31, 2006, the Company had one mortgage note, which bears interest at 7.9% per annum and is secured by real property that has a net book value of approximately $12.6 million at such date. The mortgage note is payable in monthly installments of principal and interest and has a maturity date of November 1, 2007, at which time a balloon payment will be due and payable.

General

     The quoted market prices for the Company’s publicly traded long-term debt instruments were as follows (in thousands):

	December 31,
	2006	2005
2022 Notes	$150	$149
New 2022 Notes	11,093	285,714
2023 Notes	583,354	559,188
Senior Notes	407,024	—

     Subsequent to the Company’s announcement of the Recapitalization, the quoted market prices for the Company’s 2023 Notes and the Senior Notes were approximately $606.9 million and $389.8 million, respectively, on February 23, 2007. Primarily due to variable interest rates, the fair values of the Company’s other long-term debt reasonably approximate their carrying amounts in the consolidated balance sheets. See Note 1(k) for a discussion of the fair values of the Company’s other financial instruments.

     Pursuant to the provisions of SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, approximately $572.0 million of the 2022 Notes, the New 2022 Notes and the 2023 Notes were classified as current liabilities at December 31, 2005. As a result of the Company’s new $3.25 billion senior secured credit facilities that were established as part of the Recapitalization, no amounts attributable to the Company’s revolving credit agreement or the 2023 Notes were classified as current liabilities at December 31, 2006.

     At December 31, 2006 the Company was in compliance with the financial and other covenants of its debt agreements. Moreover, at such date the Company had reserved a sufficient number of shares of its common stock to satisfy the potential conversion of the 2022 Notes, the New 2022 Notes and the 2023 Notes.

     In light of the Recapitalization and the Company’s repurchases of certain of the 2022 Notes and the New 2022 Notes in January 2007, the scheduled maturities of long-term debt, exclusive of capital lease obligations, for the next five years ending December 31 and thereafter are as follows (in thousands):

2007	$308,184
2008	576,659
2009	1,697
2010	1,181
2011	1,056
Thereafter	404,024
$1,292,801

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. LONG-TERM DEBT (continued)

     Capitalized interest was approximately $4.6 million, $1.1 million, $4.6 million and $2.6 million for the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year, respectively.

4. LEASES

     The Company leases real property, equipment and vehicles under cancelable and non-cancelable leases. Certain of the Company’s lease agreements provide standard renewal options and recurring escalations of lease payments for, among other things, increases in the lessors’ maintenance costs and taxes. Future minimum operating and capital lease payments for the next five years ending December 31 and thereafter, including amounts relating to leased hospitals, are as follows (in thousands):

	Operating			Capital
				Real
		Real Property		Property and
	Real Property	Master Leases	Equipment	Equipment	Totals
2007	$17,545	$7,663	$21,267	$15,141	$61,616
2008	15,302	7,951	15,081	14,329	52,663
2009	9,350	7,958	9,313	12,340	38,961
2010	6,222	8,051	4,769	7,460	26,502
2011	5,059	7,905	1,808	5,146	19,918
Thereafter	19,323	42,431	3,512	41,415	106,681
Total minimum payments	$72,801	$81,959	$55,750	95,831	$306,341
Less amounts representing interest				(33,203)
Present value of minimum lease payments				$62,628

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

     The Company entered into capital leases for real property and equipment of approximately $22.7 million, $2.2 million, $33.4 million and $14.2 million during the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year, respectively. Amortization expense pertaining to property, plant and equipment under capital lease arrangements is included with depreciation and amortization expense in the consolidated statements of income.

     The table below summarizes the Company’s assets under capital lease arrangements and other assets that are directly related to the Company’s leasing activities (e.g., leasehold improvements, etc.).

	December 31,
	2006	2005
	(in thousands)
Property, plant and equipment under capital lease arrangements
and other capitalized assets relating to leasing activities	$923,411	$833,725
Accumulated depreciation and amortization	(344,844)	(291,041)
Net book value	$578,567	$542,684

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INCOME TAXES

     The significant components of income tax expense (benefit) are as follows (in thousands):

		Three Months
	Year Ended	Ended	Years Ended
	December 31,	December 31,	September 30,
	2006	2005	2005	2004
Federal:
Current	$193,085	$47,450	$152,350	$104,618
Deferred	(94,233)	(2,679)	35,976	68,785
Total federal	98,852	44,771	188,326	173,403
State:
Current	28,520	5,117	21,484	15,972
Deferred	(10,265)	(1,209)	2,404	10,335
Total state	18,255	3,908	23,888	26,307
Totals	$117,107	$48,679	$212,214	$199,710

     Reconciliations of the federal statutory rate to the Company’s effective income tax rates are as follows:

		Three Months
	Year Ended	Ended	Years Ended
	December 31,	December 31,	September 30,
	2006	2005	2005	2004
Statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.9	2.0	2.7	3.3
Other	(0.1)	1.9	(0.3)	—
Totals	38.8%	38.9%	37.4%	38.3%

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INCOME TAXES (continued)

     Tax-effected temporary differences that give rise to federal and state deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Deferred income tax assets:
Allowances for doubtful accounts	$81,660	$16,053
Accrued liabilities	30,042	29,472
Self-insured liabilities	30,708	25,531
State net operating loss and tax credit carry forwards	11,985	7,526
Other	9,307	9,044
	163,702	87,626
Valuation allowances	(1,558)	(1,125)
Deferred income tax assets, net	162,144	86,501

Deferred income tax liabilities:
Property, plant and equipment	(80,595)	(93,413)
Goodwill	(74,953)	(54,580)
Convertible debentures	(7,946)	(51,614)
Prepaid expenses	(14,234)	(16,181)
Deferred income tax liabilities	(177,728)	(215,788)
Net deferred income tax liabilities	$(15,584)	$(129,287)

     Valuation allowances are the result of state net operating loss carryforwards that management believes may not be fully realized due to uncertainty regarding the Company’s ability to generate sufficient future state taxable income. State net operating loss carryforwards aggregated approximately $169 million at December 31, 2006 and have expiration dates through December 31, 2026.

     In the normal course of business, there may be differences between the Company’s income tax provision for financial reporting purposes and final settlements with taxing authorities. These differences, which principally pertain to certain state income tax matters, are subject to interpretation pursuant to the applicable regulations. Management does not believe that the resolution of these differences will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

6. RETIREMENT PLANS

     The Company has a defined contribution retirement plan that covers substantially all of its employees. This plan includes a provision for the Company to match a portion of employee contributions. Total retirement plan matching contribution expense was approximately $12.4 million, $3.1 million, $10.8 million and $9.0 million for the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year, respectively.

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

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. EARNINGS PER SHARE

     Basic earnings per share is computed on the basis of the weighted average number of outstanding common shares. Diluted earnings per share is computed on the basis of the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, computed using the treasury stock method. The table below sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

		Three Months
	Year Ended	Ended	Years Ended September
	December 31,	December 31,	30,
	2006	2005	2005	2004
Numerators:
Income from continuing operations	$185,066	$76,506	$354,679	$322,353
Effect of convertible debt interest expense	1	1	1	—
Numerator for diluted earnings per share from continuing
operations	185,067	76,507	354,680	322,353
Income (loss) from discontinued operations, net	(2,317)	(965)	(1,602)	2,746
Numerator for diluted earnings per share
(net income)	$182,750	$75,542	$353,078	$325,099

Denominators:
Denominator for basic earnings per share-weighted
average outstanding shares	240,723	240,964	245,538	242,725
Effect of dilutive securities:
Stock options and other stock-based compensation	2,611	3,727	3,432	4,101
Convertible debt	6	6	6	—
Denominator for diluted earnings per share	243,340	244,697	248,976	246,826

Earnings (loss) per share:
Basic
Continuing operations	$0.77	$0.31	$1.45	$1.33
Discontinued operations	(0.01)	—	(0.01)	0.01
Net income	$0.76	$0.31	$1.44	$1.34
Diluted
Continuing operations	$0.76	$0.31	$1.43	$1.31
Discontinued operations	(0.01)	—	(0.01)	0.01
Net income	$0.75	$0.31	$1.42	$1.32

     Options to purchase approximately 3.0 million, 2.4 million and 2.1 million shares of the Company’s common stock were not included in the computations of diluted earnings per share for the 2006 Calendar Year, the 2005 Three Month Period and the 2004 Fiscal Year, respectively, because such options’ exercise prices were greater than the average market price of the Company’s common stock during the respective measurement periods. Substantially all of the Company’s outstanding stock options were included in the diluted earnings per share computation for the 2005 Fiscal Year.

     On September 30, 2004, the Emerging Issues Task Force affirmed its previous consensus regarding Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. Issue 04-8 requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the convertible debt instrument has been met. Issue 04-8 became effective for reporting periods that ended after December 15, 2004. As more fully discussed at Note 3, the

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. EARNINGS PER SHARE (continued)

Company took certain actions during the 2005 Fiscal Year with respect to its convertible debt securities in order to prevent the common stock underlying such securities from being immediately included in diluted earnings per share calculations.

8. STOCK-BASED COMPENSATION

Background

     During the past several years, the Company utilized its 1996 Executive Incentive Compensation Plan to grant non-qualified stock options and award other stock-based compensation to key employees. The non-employee members of the Company’s Board of Directors were historically granted non-qualified stock options pursuant to the Stock Option Plan for Outside Directors. At the Company’s annual meeting of stockholders on February 21, 2006, the stockholders approved the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan. Such plan provides for annual issuances of restricted stock awards to outside directors serving on the Board of Directors.

     The Company has approximately 35.3 million shares of common stock authorized for stock options and other stock-based compensation under all of its employee and director stock-based plans (approximately 8.4 million shares remained available for award at December 31, 2006). Generally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises and other stock-based compensation arrangements. If an award granted under one stock-based plan is forfeited, expires, terminates or is otherwise cancelled without delivery of shares of common stock to the plan participant, then such shares will become available again under those plans for the benefit of employees and directors.

     In light of the Recapitalization, which is more fully discussed at Note 17, the Company will make the requisite adjustments to its outstanding deferred stock and stock option awards in order to account for the Recapitalization’s special cash dividend of $10.00 per common share. Such adjustments, which are yet to be determined, are required by the terms and conditions of the underlying employee and director stock-based compensation programs.

General

     Compensation expense for the stock-based arrangements described below, which is recorded in salaries and benefits in the consolidated statements of income, was approximately $18.3 million, $5.2 million, $2.4 million and $3.3 million for the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year, respectively. The Company has not capitalized any stock-based compensation amounts. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally aligned with the underlying stock-based award’s vesting period. For stock-based arrangements with performance conditions as a prerequisite to vesting, compensation expense is not recognized until it is probable that the corresponding performance condition will be achieved. Stock-based compensation expense during the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year resulted in income tax benefits of approximately $6.6 million, $1.9 million, $0.9 million and $1.2 million, respectively, that have been recognized in the consolidated statements of income.

     Cash receipts from all stock-based plans during the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year were approximately $22.5 million, $31.6 million, $62.8 million and $27.4 million, respectively. The corresponding realized income tax benefits, as well as those benefits pertaining to deferred stock and restricted stock awards for which the Company receives no cash proceeds upon issuance of the underlying common stock, were approximately $6.6 million, $10.2 million, $15.2 million and $18.0 million, respectively. In accordance with the provisions of SFAS No. 123(R), approximately $1.4 million and $4.2 million of the income tax benefits for the 2006 Calendar Year and the 2005 Three Month Period, respectively, were deemed to be excess tax

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. STOCK-BASED COMPENSATION (continued)

benefits and were reclassified to financing activities in the consolidated statements of cash flows. The pro forma amounts of operating cash flows during the 2005 Fiscal Year and the 2004 Fiscal Year for such excess income tax benefits under an SFAS No. 123(R) model approach were approximately $5.7 million and $7.8 million, respectively; however, such amounts have not been reclassified in the consolidated statements of cash flows.

Stock Options

     All employee stock options have ten year terms and vest 25% on each grant anniversary date over four years of continued employment. Stock options granted to the non-employee members of the Company’s Board of Directors have ten year terms and vest 25% on each grant anniversary date, provided that such individual remains an outside director on the respective vesting date. Information regarding stock option activity for stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized in the table below.

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Prices	Terms (Years)	Values
	(in thousands)			(in thousands)
Outstanding options at October 1, 2003	19,538	$13.89
Granted	2,346	22.77
Exercised	(3,169)	8.27
Terminated	(186)	19.63
Outstanding options at September 30, 2004	18,529	15.88
Granted	30	24.75
Exercised	(4,497)	13.98
Terminated	(261)	20.67
Outstanding options at September 30, 2005	13,801	16.51
Granted	—	—
Exercised	(2,395)	13.19
Terminated	(85)	21.25
Outstanding options at December 31, 2005	11,321	17.18
Granted	300	21.53
Exercised	(1,624)	13.82
Terminated	(496)	20.45
Outstanding options at December 31, 2006	9,501	$17.71	4.7	$35,989
Exercisable options at December 31, 2006	7,825	$16.88	4.2	$34,954
Options vested or expected to vest at
December 31, 2006	9,300	$17.62	4.7	$35,890

     The aggregate intrinsic values of stock options exercised during the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year were $11.4 million, $24.8 million, $40.1 million and $47.6 million, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. STOCK-BASED COMPENSATION (continued)

     The table below summarizes information regarding outstanding and exercisable stock options at December 31, 2006.

Options Outstanding				Options Exercisable
		Weighted Average
Range of Exercise	Number	Remaining Contractual	Weighted Average	Number	Weighted Average
Prices	Outstanding	Terms (Years)	Exercise Prices	Exercisable	Exercise Prices
$ 8.25- $12.13	1,482,500	3.4	$12.01	1,482,500	$12.01
12.72	286,563	0.4	12.72	286,563	12.72
13.00-16.60	2,568,375	3.5	15.03	2,568,375	15.03
18.56-19.95	2,310,060	5.8	19.18	1,904,060	19.31
21.53	300,000	9.1	21.53	—	—
21.63-24.75	2,553,750	5.7	22.49	1,583,250	22.29

     During the 2006 Calendar Year and the 2005 Three Month Period, the Company recognized approximately $10.4 million and $3.3 million, respectively, of compensation expense attributable to stock option awards (no such amounts were recorded during the 2005 Fiscal Year or the 2004 Fiscal Year). The 2006 Calendar Year and the 2005 Three Month Period expenses were predicated on the estimated fair value of stock option awards as determined pursuant to either the Company’s SFAS No. 123 computations or, for awards granted after September 30, 2005, an updated valuation pursuant to a stock option pricing model. At December 31, 2006, there was approximately $10.9 million of unrecognized compensation cost attributable to non-vested employee and director stock option compensation awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 1.5 years. The aggregate grant date fair values of stock options that vested during the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year were approximately $11.8 million, $0.1 million, $18.4 million and $18.3 million, respectively.

     The fair values for stock options were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

		Years Ended
	Year Ended	September 30,
	December 31, 2006	2005	2004
Expected dividend yields	1.0%	1.0%	0.4%
Expected volatility factor for the Company’s common stock	0.300	0.337	0.500
Risk-free interest rates	4.50%	3.71%	2.50%
Weighted average expected lives of options (in years)	5.0	5.0	5.0

     The expected stock price volatility factors were derived using daily or weekly historical market price data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on either five-year U.S. Treasury Notes or four-year U.S. Treasury Strips on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The weighted average fair values of options granted during the 2006 Calendar Year, the 2005 Fiscal Year and the 2004 Fiscal Year were $6.71, $8.94 and $10.13, respectively. There were no stock options granted during the 2005 Three Month Period.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including, among other things, the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single fair value measure for the Company’s employee stock options.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. STOCK-BASED COMPENSATION (continued)

Deferred Stock and Restricted Stock Awards

     Deferred stock is a right to receive shares of common stock upon the fulfillment of specified conditions (the Company’s condition is generally continuous employment). At the completion of the vesting period, common stock is issued to the participating employee. The Company provides deferred stock to its key employees through contingent stock incentive awards that either vest 25% on each grant anniversary date or 100% on the fourth grant anniversary date.

     Restricted stock represents shares of common stock that preserve the indicia of ownership for the holder but are subject to restrictions on transfer and risk of forfeiture until fulfillment of specified conditions. Historically, the Company did not use restricted stock awards as a means of providing incentive compensation and/or retaining key individuals; however, during the 2006 Calendar Year, the Company granted 345,000 shares and 24,500 shares of restricted stock to senior executive officers and outside directors on its Board of Directors, respectively. In addition to requiring continuous service as an employee, the annual vesting of the senior executive officer restricted stock awards requires the satisfaction of certain conditions that relate to the Company’s pre-tax earnings, return on stockholders’ equity, net operating revenue growth and common stock price. If these conditions are satisfied, the awards vest 25% on December 31 of each of the four year’s being measured. At December 31, 2006, none of the performance or market conditions for the 2006 Calendar Year were satisfied and, therefore, 86,250 restricted stock awards were forfeited by the senior executive officers.

     The outside directors’ 2006 restricted stock awards vest in equal installments on January 1, 2007, 2008, 2009 and 2010, provided that the recipient remains an outside director on such dates. In connection with this vesting schedule, 6,125 shares of the Company’s common stock were issued to outside directors during January 2007. Moreover, new awards of 24,500 shares of restricted stock were granted to the outside directors in January 2007.

     Information regarding deferred stock and restricted stock award activity for stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized as follows:

			Weighted Average
	Shares		Grant Date Fair Values
	Deferred	Restricted	Deferred	Restricted
	Stock	Stock	Stock	Stock
Balances at October 1, 2003 (non-vested)	564,441	—	$17.54	$—
Granted	158,934	—	26.29	—
Vested	(97,825)	—	12.06	—
Forfeited	(4,972)	—	19.39	—
Balances at September 30, 2004 (non-vested)	620,578	—	20.63	—
Granted	218,451	—	22.96	—
Vested	(112,707)	—	19.81	—
Forfeited	(22,973)	—	20.91	—
Balances at September 30, 2005 (non-vested)	703,349	—	21.47	—
Granted	828,526	—	23.01	—
Vested	(147,054)	—	19.10	—
Forfeited	(4,706)	—	23.96	—
Balances at December 31, 2005 (non-vested)	1,380,115	—	22.83	—
Granted	2,500	369,500	21.21	20.82
Vested	(331,663)	—	19.67	—
Forfeited	(50,757)	(86,250)	22.93	20.77
Balances at December 31, 2006 (non-vested)	1,000,195	283,250	22.67	20.87

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. STOCK-BASED COMPENSATION (continued)

     Subsequent to December 31, 2006, the Company granted deferred stock awards to certain key managers. Underlying those awards were 967,292 shares of the Company’s common stock that will vest 25% on each anniversary date of the grant if the individual remains employed by the Company on such date.

     The aggregate intrinsic values of deferred stock and restricted stock issued during the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year were approximately $6.9 million, $3.5 million, $2.5 million and $2.3 million, respectively. The aggregate grant date fair values of deferred stock and restricted stock awards that vested during such periods were approximately $6.5 million, $2.8 million, $2.2 million and $1.2 million, respectively.

     During the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year, the Company recognized approximately $7.9 million, $1.9 million, $2.4 million and $3.3 million, respectively, of compensation expense attributable to deferred stock and restricted stock awards. Except for awards that require the attainment of certain predetermined market prices of the Company’s common stock as a vesting requirement (i.e., a market condition), compensation expense is predicated on the fair value (i.e., market price) of the underlying stock on the date of grant. For awards with a market condition, the Company utilizes a lattice valuation model to determine the fair values thereof; however, such awards had a nominal financial impact on the Company’s operating results during the periods presented herein.

     At December 31, 2006, there was approximately $16.8 million of unrecognized compensation cost attributable to non-vested deferred stock and restricted stock awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 2.6 years.

9. RESTRICTED FUNDS

     The estimated fair values of available-for-sale securities, which are included in restricted funds and are comprised of mutual fund shares, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Values
As of December 31, 2006:
Debt funds	$44,668	$—	$(941)	$43,727
Equity funds	13,919	1,947	—	15,866
Totals	$58,587	$1,947	$(941)	$59,593
As of December 31, 2005:
Debt funds	$49,238	$—	$(803)	$48,435
Equity funds	11,131	668	—	11,799
Totals	$60,369	$668	$(803)	$60,234

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. RESTRICTED FUNDS (continued)

     The Company’s restricted funds included five and seven individual available-for-sale securities at December 31, 2006 and 2005, respectively. At December 31, 2006, two positions reflected unrealized gains and three positions reflected unrealized losses. Proceeds from sales of available-for-sale securities for the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year were approximately $18.2 million, $21.7 million, $13.8 million and $16.8 million, respectively. Gross realized gains and losses on dispositions of available-for-sale securities were as follows (in thousands):

			Years Ended
	Year Ended	Three Months Ended	September 30,
	December 31, 2006	December 31, 2005	2005	2004
Realized gains	$615	$—	$—	$34
Realized losses	(228)	(359)	(185)	—

     Included in restricted funds at December 31, 2006 was approximately $20.0 million of short-term commercial paper and interest-bearing cash deposits that are held by the Company’s wholly owned captive insurance subsidiary. At such date, the captive insurance subsidiary also maintained approximately $5.1 million of cash and cash equivalents and $29.5 million of deferred charges and other assets. These assets are generally limited to use in the captive insurance subsidiary’s operations. The item in deferred charges and other assets represents a secured interest-bearing money market account that is held in favor of a third party insurance company.

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

     Commencing October 1, 2002, the Company began utilizing its wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands in order to self-insure a greater portion of its primary professional liability risk. Since its inception, the captive insurance subsidiary has provided claims-made coverage to all of the Company’s hospitals and certain of the Company’s employed physicians. During the year ended September 30, 2003 and the 2004 Fiscal Year, the Company also procured claims-made policies from independent commercial carriers in order to provide coverage for losses and loss expenses beyond the captive insurance company’s policy limits. Subsequent to September 30, 2004, the captive insurance company provided enhanced coverage to the Company and, in connection therewith, it obtained claims-made reinsurance policies for professional liability risks above certain retention levels.

     The Company’s consolidated discounted reserves for professional liability risks were approximately $127.4 million and $95.3 million at December 31, 2006 and 2005, respectively. Such amounts were derived using discount rates of 4.75% and 4.50%, respectively. The Company includes in current liabilities the estimated loss and loss expense payments that are projected to be satisfied within one year of the balance sheet date. Considerable subjectivity, variability and judgment are inherent in professional liability risk estimates. Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for professional liability matters will not exceed management’s estimates. If actual loss and loss expenses exceed management’s projected estimates of claim activity, the Company’s reserves could be materially adversely affected. Additionally, there can be no assurances that the excess and reinsurance policies procured by the Company and its captive insurance subsidiary will be adequate for the Company’s professional liability profile.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. INSURANCE CLAIMS

     Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama in late August 2005 and caused substantial damage to residential and commercial properties in Mississippi, where the Company owns and operates a number of hospitals. Additionally, during the quarter ended September 30, 2004, four hurricanes and one tropical storm made landfall in Florida, where the Company also owns and operates a number of hospitals. Hurricane damage and disruption to the Company’s hospitals in the affected areas, as well as employees’ homes, local businesses and physicians’ offices, was extensive. One of the Company’s hospitals in South Carolina also suffered hurricane-related damage during such period.

     The consolidated financial statements for the 2006 Calendar Year and the 2005 Fiscal Year include approximately $14.7 million and $19.4 million, respectively, of hurricane and storm activity insurance claim recovery gains for renovations and equipment replacement. There were no corresponding amounts recorded during the 2005 Three Month Period or the 2004 Fiscal Year. The consolidated financial statements for the 2006 Calendar Year, the 2005 Three Month Period, the 2005 Fiscal Year and the 2004 Fiscal Year include approximately $5.0 million, $5.0 million, $10.7 million and $2.0 million, respectively, of revenue from business interruption insurance policies for hurricane and storm-related claims.

12. DISCONTINUED OPERATIONS

     On July 24, 2006, the Company announced that it had signed a definitive agreement to divest 76-bed Williamson Memorial Hospital in Williamson, West Virginia, 79-bed Southwest Regional Medical Center in Little Rock, Arkansas, 103-bed Summit Medical Center in Van Buren, Arkansas and certain affiliated entities. Subject to regulatory approvals and other conditions customary to closing, management anticipates that Williamson Memorial Hospital and Summit Medical Center will be divested during the first half of 2007. While management still intends to sell Southwest Regional Medical Center, the timing of such disposition is to be determined.

     On September 1, 2006, the Company sold its two psychiatric hospitals in Florida (80-bed SandyPines in Tequesta and 104-bed University Behavioral Center in Orlando) and certain real property in Lakeland, Florida that was operated as an inpatient psychiatric facility through December 31, 2000. The selling price was $38.0 million, less an assumed accounts payable adjustment that is subject to future modification, and was paid in cash. The divestiture resulted in a pre-tax gain of approximately $20.7 million.

     The operating results of discontinued operations are included in the Company’s consolidated financial statements up to the date of disposition. Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial position, operating results and cash flows of the aforementioned entities have been presented as discontinued operations in the consolidated financial statements. The underlying details of discontinued operations were as follows (in thousands):

		Three Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended September 30,
	2006	2005	2005	2004
Net operating revenue	$103,568	$26,015	$108,339	$110,922

Salaries and benefits	53,900	14,075	54,863	54,628
Provision for doubtful accounts	14,303	1,627	7,225	4,187
Depreciation and amortization	1,956	882	5,045	5,635
Other operating expenses	43,032	10,995	43,803	42,055
Long-lived asset and goodwill impairment charge	15,000	—	—	—
Total operating expenses	128,191	27,579	110,936	106,505
Income (loss) from operations	(24,623)	(1,564)	(2,597)	4,417
Gains on sales of assets, net	20,716	—	—	—
Income (loss) before income taxes	(3,907)	(1,564)	(2,597)	4,417
Income tax benefit (expense)	1,590	599	995	(1,671)
Income (loss) from discontinued operations	$(2,317)	$(965)	$(1,602)	$2,746

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. DISCONTINUED OPERATIONS (continued)

     Due to declining operating performance of certain facilities included in discontinued operations and based on the uncertainty surrounding the timing and nature of the Southwest Regional Medical Center disposition, management concluded that the carrying values of the assets at such hospitals will not ultimately be realized. Therefore, an impairment charge of $15.0 million was recorded during the 2006 Calendar Year.

     The major classes of assets and liabilities of discontinued operations in the consolidated balance sheets were as follows (in thousands):

	December 31,
	2006	2005
Supplies, prepaid expenses and other assets	$4,376	$6,536
Long-lived assets and goodwill	41,653	74,021
Total assets of discontinued operations	$46,029	$80,557
Liabilities of discontinued operations (principally accrued expenses and other liabilities)	$1,039	$1,359

13. COMMITMENTS AND CONTINGENCIES

Renovation and Expansion Projects

     A number of hospital renovation and/or expansion projects were underway at December 31, 2006. Management does not believe that any of these projects are individually significant or that they represent, in the aggregate, a substantial commitment of the Company’s resources. Specifically, construction of Physicians Regional Medical Center - Collier Boulevard in Naples, Florida was completed in early 2007 and such general acute care hospital opened on February 5, 2007. At December 31, 2006, the Company had invested approximately $131.2 million in this project. Additionally, the Company is obligated to commence construction of a replacement hospital at its Monroe, Georgia location on or before September 13, 2008; however, the cost for this project has not yet been determined.

Standby Letters of Credit

     At December 31, 2006, the Company maintained approximately $24.8 million of standby letters of credit in favor of third parties with various expiration dates through October 31, 2007.

Litigation

     As previously reported:

(i)	on August 5, 2004, a lawsuit, Jose Manual Quintana v. Health Management Associates, Inc., (the “Quintana Matter”) was filed in the Circuit Court for the 11th Judicial Circuit in Miami-Dade County, Florida (the “Circuit Court”); and

(ii)	on December 17, 2004, a lawsuit, Olga S. Estrada v. Gaffney H.M.A., Inc., d/b/a Upstate Carolina Medical Center, was filed in the South Carolina Court of Common Pleas, Seventh Judicial Circuit, against the Company’s subsidiary hospital in Gaffney, South Carolina.

     These lawsuits challenged the amounts charged for medical services by the Company’s subsidiary hospitals to uninsured patients. The plaintiffs in these lawsuits sought damages and injunctive relief on behalf of separate and distinct purported classes of uninsured patients. These lawsuits were similar to other lawsuits filed against hospitals throughout the country regarding charges to uninsured patients. Management believes that the billing and collection practices at all of the Company’s subsidiary hospitals have been and are appropriate, reasonable and in compliance with all applicable laws, rules and regulations.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. COMMITMENTS AND CONTINGENCIES (continued)

     During December 2006, plaintiff Estrada agreed to dismiss with prejudice her lawsuit against the Company’s Gaffney subsidiary in exchange for payment of her legal fees and costs. This dismissal permitted the same subsidiary to participate in the Quintana Matter and the settlement agreement discussed below.

     Due to the uncertainties and costs inherent in litigation, management negotiated a settlement agreement in the Quintana Matter, which provides only injunctive relief (as described below) for the class over a four-year period, plus the Company’s payment of the plaintiffs’ legal fees and costs. The settlement agreement was approved by the Circuit Court on January 12, 2007 and, among other things, provides for the following at all of the Company’s existing subsidiary hospitals:

(i)	discounted Company billing for non-elective medical services provided to uninsured patients, with discounts ranging between 40% and 60% of gross patient charges, exclusive of amounts charged by doctors;

(ii)	flexible payment schedules and reasonable payment terms, including prescribed interest rates, uninsured patients whose account balances exceed $1,000;

(iii)	certain Company-provided financial counseling in Spanish and English, at no cost, to all patients seeking medical treatment;

(iv)	continuance of the Company’s existing charity care programs; and

(v)	uniform collection actions to be followed by the Company’s subsidiary hospitals in the event of non-payment by uninsured patients.

     Management does not believe that the settlement agreement will significantly affect the Company’s financial position, results of operations or cash flows because (1) such agreement primarily provides injunctive relief, (2) the expected prospective reduction in revenue from uninsured patients will be offset by correspondingly lower provisions for doubtful accounts and (3) the plaintiffs’ legal fees and costs to be paid by the Company are not expected to be material.

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

14. SAB NO. 108 AND RECLASSIFICATION ADJUSTMENTS

     On September 13, 2006, the staff of the Securities and Exchange Commission (the “SEC”) published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB No. 108”). Among other things, SAB No. 108 addresses how prior year unrecorded misstatements should be considered when quantifying the effects on current year financial statements. Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method primarily focuses on the impact of a misstatement on the statement of income, including the reversing effects of prior year misstatements. Conversely, the iron curtain method focuses primarily on the effects of correcting the period end balance sheet with less emphasis on the reversing effects of prior year misstatements. SAB No. 108 requires that the effects of the misstatements be evaluated under both methods and, in certain circumstances, offers special transition provisions wherein the cumulative effect of the initial adoption thereof can be reported in the carrying amounts of assets and liabilities as of the beginning of the adoption period with an offsetting adjustment to the corresponding retained earnings balance. Additionally, such transitional provisions do not require reports previously filed with the SEC to be amended.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. SAB NO. 108 AND RECLASSIFICATION ADJUSTMENTS (continued)

     As a result of a change in fiscal year end from September 30 to December 31, the Company was required to complete an audit of its consolidated financial statements as of and for the three months ended December 31, 2005. In connection with such audit, management reviewed certain misstatements that relate to cash and cash equivalents, leases and income taxes in accordance with the provisions of SAB No. 108. Based on this review, the Company elected to adopt SAB No. 108’s special transition provisions effective October 1, 2005. The cash and cash equivalents misstatement, as further discussed below, was deemed to be immaterial to prior period consolidated financial statements under the rollover method; however, it was material to the consolidated statement of cash flows for the 2005 Fiscal Year under the iron curtain method. The Company also recorded cumulative effect retained earnings adjustments for leases and income taxes on October 1, 2005, as further described below. Under the rollover method, management had previously concluded that the lease and income tax amounts were individually and collectively immaterial, on both a qualitative and quantitative basis, to all prior fiscal years.

     The schedule below represents an updated consolidated balance sheet as of October 1, 2005. This schedule accounts for (i) the retrospective adoption of SAB No. 108 and (ii) certain reclassification adjustments for discontinued operations that are presented herein for comparative purposes.

	Unadjusted					Cash and		Adjusted
	October 1,			Income		Cash	Discontinued	October 1,
	2005	Leases		Taxes		Equivalents	Operations	2005
				(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$78,575		$—		$—	$(36,216)	$—	$42,359
Other current assets of
continuing operations	891,584		—		—	—	(6,313)	885,271
Assets of discontinued
operations	17,996		—		—	—	62,908	80,904
Total current assets	988,155		—		—	(36,216)	56,595	1,008,534

Property, plant and equipment	2,846,248		42,651		—	—	(89,153)	2,799,746
Accumulated depreciation and
amortization	(813,496)		(6,857)		—	—	46,617	(773,736)
Net property, plant and
equipment	2,032,752		35,794		—	—	(42,536)	2,026,010
Goodwill	848,523		—		—	—	(13,923)	834,600
Other long-term assets	118,741		—		—	—	(136)	118,605
Total assets	$3,988,171		$35,794		$—	$(36,216)	$—	$3,987,749

Current liabilities:
Accounts payable, accrued
expenses and other
liabilities	$420,553		$3,067		$6,909	$(36,216)	$(995)	$393,318
Deferred income taxes	14,966		—		—	—	—	14,966
Current maturities of long-
term debt and capital lease
obligations	633,338		833		—	—	(101)	634,070
Liabilities of discontinued
operations	—		—		—	—	1,159	1,159
Total current liabilities	1,068,857		3,900		6,909	(36,216)	63	1,043,513

Deferred income taxes	121,491		—		851	—	—	122,342
Other long-term liabilities	95,887		27,201		—	—	—	123,088

Long-term debt and capital lease
obligations, less current
maturities	366,649	7,983		—		—	(63)	374,569
Minority interests in consolidated
entities	45,828	—		—		—	—	45,828
Total liabilities	1,698,712	39,084		7,760		(36,216)	—	1,709,340

Total stockholders’ equity	2,289,459	(3,290)		(7,760)		—	—	2,278,409
Total liabilities and
stockholders’ equity	$3,988,171	$35,794		$—		$(36,216)	$—	$3,987,749

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. SAB NO. 108 AND RECLASSIFICATION ADJUSTMENTS (continued)

     Leases. Adjustments to recognize capitalized assets, related financing obligations and accrued expenses have been included to correct several lease transactions and address the corresponding income tax effects thereof. These transactions, which historically were improperly accounted for as operating leases, primarily involve master leased medical office buildings that are owned by third party developers and are located on or near certain of the Company’s hospital campuses. The underlying agreements that give rise to these cumulative adjustments include several arrangements, dating back to May 2000, and have an individually immaterial impact on each of the Company’s fiscal years since such time.

     Income Taxes. The adjustments for income taxes primarily relate to write-offs of certain prepaid state income and other taxes that were improperly recorded at September 30, 2005. Approximately $3.1 million and $3.8 million of such write-offs arose during the 2005 Fiscal Year and the 2004 Fiscal Year, respectively.

     Cash and Cash Equivalents. An adjustment, which corrected the Company’s prior methodology for quantifying the amount of held checks, has been included to reduce both cash and cash equivalents and accounts payable. This circumstance was also in evidence at prior balance sheet dates. For the 2005 Fiscal Year, cash flows from continuing operating activities was misstated by approximately $13.8 million, which was not deemed material to the consolidated statement of cash flows under the rollover method. However, net cash provided by continuing operating activities was overstated by approximately $36.2 million during such fiscal year under the iron curtain method.

     Discontinued Operations. The adjustments for discontinued operations do not result from the application of SAB No. 108 but are included solely to provide a comprehensive reconciliation between the two respective balance sheets. During the 2006 Calendar Year, the Company entered into agreements to sell and sublease certain hospitals and affiliated entities that were not characterized as discontinued operations at September 30, 2005. Accordingly, such disposal group net assets have been reclassified to discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 12 for information concerning discontinued operations.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. SEGMENT REPORTING

     The Company’s only reportable operating segment represents an aggregation of its general acute care hospitals, excluding hospitals characterized as discontinued operations. This reportable operating segment provides health care services at the Company’s owned and leased facilities. The Company’s other operating segment is its physician practice management operations, which provides health care services outside of the hospital setting. Pursuant to the provisions of SFAS No. 131, such operating segment was quantitatively immaterial to all of the periods presented herein and, accordingly, it has been included with corporate and other in the table below. The Company’s segment reporting is consistent with the manner in which management operates and evaluates the Company’s businesses and how management makes financial and other resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies at Note 1.

		Three Months
	Year Ended	Ended
	December 31,	December 31,	Years Ended September 30,
	2006	2005	2005	2004
	(in thousands)
Net operating revenue
General acute care hospitals	$3,846,479	$882,046	$3,369,223	$3,020,951
Corporate and other	210,120	35,140	110,345	71,596
Totals	$4,056,599	$917,186	$3,479,568	$3,092,547
Income (loss) from continuing operations before
minority interests and income taxes
General acute care hospitals	$476,451	$150,834	$641,003	$610,346
Corporate and other	(172,241)	(25,248)	(70,984)	(82,567)
Totals	$304,210	$125,586	$570,019	$527,779
Depreciation and amortization
General acute care hospitals	$182,161	$39,234	$144,137	$124,688
Corporate and other	6,053	1,412	7,236	4,592
Totals	$188,214	$40,646	$151,373	$129,280
Interest expense
General acute care hospitals	$3,976	$1,103	$4,648	$4,080
Corporate and other	47,321	3,122	6,206	12,075
Totals	$51,297	$4,225	$10,854	$16,155
Capital expenditures
General acute care hospitals	$329,051	$73,177	$265,707	$177,598
Corporate and other	9,485	1,074	5,487	19,008
Totals	$338,536	$74,251	$271,194	$196,606

	December 31,
	2006	2005
Assets
General acute care hospitals	$3,987,109	$3,690,520
Corporate, discontinued operations and other	503,843	400,704
Totals	$4,490,952	$4,091,224

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. QUARTERLY DATA (unaudited)

	2006 Calendar Year Quarters Ended
			September
	March 31,	June 30,	30,	December 31,
	2006	2006	2006 (2)	2006 (3) (4)
	(in thousands, except per share amounts)
Net operating revenue (1)	$1,011,118	$1,000,475	$992,273	$1,052,733
Income (loss) from continuing operations
before income taxes	140,935	125,773	103,743	(68,278)
Income (loss) from discontinued operations, net	510	118	11,039	(13,984)
Net income (loss)	87,213	77,305	74,436	(56,205)
Earnings (loss) per share:
Basic
Continuing operations	$0.36	$0.32	$0.26	$(0.17)
Discontinued operations	—	—	0.05	(0.06)
Net income (loss)	$0.36	$0.32	$0.31	$(0.23)
Diluted
Continuing operations	$0.36	$0.32	$0.26	$(0.17)
Discontinued operations	—	—	0.05	(0.06)
Net income (loss)	$0.36	$0.32	$0.31	$(0.23)
Weighted average number of shares:
Basic	240,686	240,842	240,605	240,759
Diluted	243,420	243,561	243,240	240,759

	Fiscal Year 2005 Quarters Ended
	December 31,	March 31,	June 30,	September 30,
	2004	2005	2005 (3) (5)	2005 (4)
	(in thousands, except per share amounts)
Net operating revenue (1)	$797,577	$889,161	$905,373	$887,457
Income from continuing operations before
income taxes	129,934	162,241	139,563	135,155
Income (loss) from discontinued operations, net	(1,477)	(422)	617	(320)
Net income	78,752	99,763	86,772	87,790
Earnings (loss) per share:
Basic
Continuing operations	$0.33	$0.41	$0.35	$0.36
Discontinued operations	(0.01)	—	—	—
Net income	$0.32	$0.41	$0.35	$0.36
Diluted
Continuing operations	$0.33	$0.40	$0.35	$0.35
Discontinued operations	(0.01)	—	—	—
Net income	$0.32	$0.40	$0.35	$0.35
Weighted average number of shares:
Basic	243,714	245,030	246,785	246,626
Diluted	247,379	248,888	250,654	249,869

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. QUARTERLY DATA (unaudited) (continued)
_________________________

(1)	Net operating revenue for certain quarters has been reclassified to conform to the current year consolidated statement of income presentation.

(2)	Income from discontinued operations during the quarter ended September 30, 2006 included an after-tax gain of approximately $12.3 million from the sale of two psychiatric hospitals and certain real property. See Note 12.

(3)	As more fully discussed at Note 1(g), the Company modified its allowance for doubtful accounts reserve policy for self-pay accounts during the quarters ended December 31, 2006 and June 30, 2005. In connection with these policy modifications, the Company recognized increases in its provisions for doubtful accounts of approximately $205.4 million and $35.3 million, respectively, during such quarters. A portion of these incremental charges were included in discontinued operations. The 2006 change in accounting estimate resulted in net income and diluted earnings per share reductions of approximately $125.9 million and $0.52, respectively, during that quarterly period. The corresponding adverse impact for the 2005 change in accounting estimate was approximately $21.8 million and $0.09, respectively, during such quarterly period.

(4)

During the quarter ended December 31, 2006, the Company recognized an approximate $14.7 million insurance claim recovery gain for renovations and equipment replacement that pertained to hurricane and storm activity during the 2005 Fiscal Year. The corresponding amount during the quarter ended September 30, 2005, which related to hurricane and storm activity during the 2004 Fiscal Year, was approximately $15.3 million. Additionally, during the quarter ended December 31, 2006, discontinued operations included an after-tax long-lived asset and goodwill impairment charge of approximately $8.9 (See Note 12).

(5)	During the quarter ended June 30, 2005, the Company recognized approximately $14.9 million of gains on sales of (i) a medical office building and land in Jackson, Mississippi and (ii) two home health agencies.

17. SUBSEQUENT EVENTS

Recapitalization

     On January 17, 2007, the Company announced a recapitalization of its balance sheet (hereinafter referred to as the “Recapitalization”). The principal features of the Recapitalization are as follows:

(i)	payment of a special cash dividend of $10.00 per share of the Company’s common stock (aggregate payment of approximately $2.4 billion) on March 1, 2007 to stockholders of record on February 27, 2007 who continue to hold their shares on March 1, 2007, and

(ii)	$3.25 billion in new variable rate senior secured credit facilities (the “New Credit Facilities”), which closed (with no amounts borrowed thereunder) on February 16, 2007 (as described below). Such facilities will primarily be used to fund the special cash dividend and repay all amounts outstanding under the Company’s current revolving credit agreement, which will be terminated on February 28, 2007 as part of the Recapitalization.

     The New Credit Facilities, which will be secured by a substantial portion of the Company’s real property and other assets and will be guaranteed as to payment by the Company’s subsidiaries (other than certain exempted subsidiaries), consist of a seven-year $2.75 billion term loan and a $500.0 million six-year revolving credit facility. At December 31, 2006, the net book value of the assets that will secure the New Credit Facilities was approximately $2.6 billion. Such assets will also secure the Company’s Senior Notes, which are discussed at Note 3, on a pari passu basis with the New Credit Facilities.

HEALTH MANAGEMENT ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. SUBSEQUENT EVENTS (continued)

     The Company’s new term loan requires principal payments to amortize 1% of the loan’s original face value during each of the first six years of the loan’s term and a balloon payment for the remaining outstanding balance will be due in the final year of the agreement. The new revolving credit facility allows the Company to borrow up to $500.0 million (including standby letters of credit). During the new revolving credit facility’s six-year term, the Company will be obligated to pay commitment fees based upon the amounts available for borrowing. Amounts outstanding under the New Credit Facilities may be repaid at the Company’s option at any time, in whole or in part, without penalty.

     The Company can elect whether interest, which is generally payable monthly in arrears, is based on (i) the LIBOR rate or (ii) the higher of the prime lending rate or the Federal Funds rate plus 0.50%. The effective interest rate includes a spread above the Company’s selected base rate and is subject to modification in the event that the Company’s debt ratings change. Additionally, the Company may elect differing base interest rates for the new term loan and the new revolving credit facility. However, pursuant to the terms and conditions of the underlying agreements, the Company will maintain interest rate swap contracts or other hedging contracts covering at least 50% of the outstanding borrowings. Such contracts must provide for (i) effective payment of interest on a fixed rate basis or (ii) fixed interest rates for a period of at least three years. As of February 23, 2007, the Company’s effective interest rate on the New Credit Facilities was approximately 7.1%; however, at such date, there were no amounts outstanding thereunder.

     The agreements underlying the New Credit Facilities contain covenants that, without prior consent of the lenders, limit certain of the Company’s activities, including those relating to mergers; consolidations; the Company’s ability to secure additional indebtedness; sales, transfers and other dispositions of property and assets; capital expenditures; providing new guarantees; investing in joint ventures; and granting additional security interests. The New Credit Facilities also contain customary events of default and related cure provisions. Additionally, the Company is required to comply with certain financial covenants on a quarterly basis.

     Pursuant to the terms and conditions of the New Credit Facilities, limitations are imposed on the Company regarding the manner in which the Company can redeem some or all of the 2023 Notes. Should the Company use future proceeds from the New Credit Facilities for such redemption, it must meet certain financial ratios and, in some circumstances, maintain a specified minimum availability under the new revolving credit facility. If the Company elects to borrow funds other than under the New Credit Facilities or issue equity securities in order to fund a redemption of some or all of the 2023 Notes, it will be subject to separate requirements, including, among other things, a requirement that the Company maintain compliance with certain financial ratios. Furthermore, as set forth under the New Credit Facilities, such additional borrowed funds must be in the form of either permitted subordinated indebtedness or permitted senior unsecured indebtedness.

Common Stock Repurchase Program

     On June 23, 2006, the Company’s Board of Directors announced its approval of a program to repurchase up to $250 million of the Company’s common stock. Through February 23, 2007, the Company repurchased a total of 1,817,600 shares of its common stock under this program in the open market at an aggregate cost of approximately $36.8 million. The $250 million common stock repurchase program will remain in effect; however, the Company announced that, in light of the Recapitalization, its Board of Directors does not anticipate additional repurchases unless there exists a significant undervaluation of the Company’s common stock in the marketplace.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Vice Chairman (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Vice Chairman and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our Chief Executive Officer and Vice Chairman and our Senior Vice President and Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     All internal control systems, no matter how well designed and tested, have inherent limitations, including, among other things, the possibility of human error, circumvention or disregard. Therefore, even those systems of internal control that have been determined to be effective can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision of our Chief Executive Officer and Vice Chairman and our Senior Vice President and Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of December 31, 2006, we maintained effective internal control over financial reporting.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Health Management Associates, Inc.

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Health Management Associates, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Management Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, management’s assessment that Health Management Associates, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Health Management Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2006, September 30, 2005 and September 30, 2004, and the three months ended December 31, 2005, of Health Management Associates, Inc. and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants
Miami, Florida
February 23, 2007

ITEM 9B. OTHER INFORMATION.

     Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Except as set forth below, the information required by this Item 10 is: (i) incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 15, 2007 under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended December 31, 2006; and (ii) set forth under “Executive Officers of the Registrant” in Item 4 of Part I.

     We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Business Conduct and Ethics also applies to all of our other employees and, as set forth therein, to our directors. Our Code of Business Conduct and Ethics is posted on our website at www.hma-corp.com under Investor Relations. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website under Investor Relations.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item 11 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 15, 2007 under the heading “Executive Compensation,” which proxy statement will be filed within 120 days after the year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 15, 2007 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended December 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2006

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved
by security holders (1)	10,784,693	$15.60	8,369,452
Equity compensation plans not
approved by security holders	—	—	—
Totals	10,784,693	$15.60	8,369,452

____________________

(1)	Includes, among other things, contingent stock incentive awards and restricted stock awards granted to corporate officers and management staff pursuant to our 1996 Executive Incentive Compensation Plan. See Note 8 to the Consolidated Financial Statements in Item 8 in Part II.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The information required by this Item 13 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 15, 2007 under the headings “Certain Transactions” and “Corporate Governance,” which proxy statement will be filed within 120 days after the year ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information required by this Item 14 is incorporated into this Form 10-K by reference to our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 15, 2007 under the heading “Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended December 31, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     We filed our consolidated financial statements in Item 8 of Part II. In addition, the financial statement schedule entitled “Schedule II - Valuation and Qualifying Accounts” is filed as part of this Form 10-K under this Item 15.

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

HEALTH MANAGEMENT ASSOCIATES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balances at	Acquisitions		Charged		Balances
	Beginning of	and	Charged to	to Other	Deductions	at End of
Description	Period	Dispositions	Operations (a)	Accounts	(b)	Period
Allowance for Doubtful Accounts (c)
Year ended
December 31, 2006	$293,318	$ 4,627	$617,660	$—	$(388,724)	$526,881
Three months ended
December 31, 2005	286,829	1,764	86,397	—	(81,672)	293,318
Year ended
September 30, 2005	186,439	20,099	355,375	—	(275,084)	286,829
Year ended
September 30, 2004	151,015	2,376	272,283	—	(239,235)	186,439

____________________

(a)	Charges to operations include amounts related to provisions for doubtful accounts, before recoveries.

(b)	Accounts receivable written off as uncollectible.

(c)	This table includes the activity of discontinued operations, as identified at Note 12 to the Consolidated Financial Statements in Item 8 of Part II.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

By	/s/ JOSEPH V. VUMBACCO	Chief Executive Officer	February 20, 2007
	JOSEPH V. VUMBACCO	and Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	/s/ WILLIAM J. SCHOEN	Chairman of the Board	February 20, 2007
	WILLIAM J. SCHOEN	of Directors

	/s/ JOSEPH V. VUMBACCO	Chief Executive Officer,	February 20, 2007
	JOSEPH V. VUMBACCO	Vice Chairman and Director
(Principal Executive Officer)

	/s/ ROBERT E. FARNHAM	Senior Vice President and	February 20, 2007
	ROBERT E. FARNHAM	Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

	/s/ KENT P. DAUTEN	Director	February 20, 2007
KENT P. DAUTEN

	/s/ DONALD E. KIERNAN	Director	February 20, 2007
DONALD E. KIERNAN

	/s/ ROBERT A. KNOX	Director	February 20, 2007
ROBERT A. KNOX

	/s/ WILLIAM E. MAYBERRY	Director	February 20, 2007
WILLIAM E. MAYBERRY, M.D.

Director
VICKI A. O’ MEARA

	/s/ WILLIAM C. STEERE, JR.	Director	February 20, 2007
WILLIAM C. STEERE, JR.

	/s/ RANDOLPH W. WESTERFIELD	Director	February 20, 2007
RANDOLPH W. WESTERFIELD, PH.D.

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i) Articles of Incorporation

	3.1	Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

	3.2	Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

(ii) Bylaws

	3.3	By-laws, as amended, previously filed and included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Specimen Stock Certificate, previously filed and included as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

	4.2	Credit Agreement dated as of May 14, 2004 among the Company, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, JPMorgan Chase Bank and Suntrust Bank, as Co-Documentation Agents, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Managers, previously filed and included as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

	4.3	$20 Million Demand Promissory Note, dated August 26, 2005, executed by the Company in favor of Wachovia Bank, National Association, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 2005, is incorporated herein by reference.

	4.4	Indenture, dated as of January 28, 2002, by and between the Company and Wachovia Bank, National Association (formerly First Union National Bank), as Trustee, pertaining to the $330.0 million face value of Zero-Coupon Convertible Senior Subordinated Notes due 2022 (includes form of Zero-Coupon Convertible Senior Subordinated Note due 2022), previously filed and included as Exhibit 4(a) to the Company’s Current Report on Form 8-K dated January 28, 2002, is incorporated herein by reference.

	4.5	Indenture, dated as of July 29, 2003, between the Company and Wachovia Bank, National Association, as Trustee, pertaining to the $575.0 million face value of 1.50% Convertible Senior Subordinated Notes due 2023 (includes form of 1.50% Convertible Senior Subordinated Note due 2023), previously filed and included as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-109756), is incorporated herein by reference.

	4.6	First Supplemental Indenture between Health Management Associates, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee, dated as of November 24, 2004 to Indenture dated as of July 29, 2003 pertaining to the 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

		4.7	Second Supplemental Indenture between Health Management Associates, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee, dated as of November 30, 2004 to Indenture dated as of July 29, 2003 pertaining to the 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

		4.8	Indenture, dated as of December 30, 2004, between Health Management Associates, Inc. and Wachovia Bank, National Association, as Trustee, pertaining to the Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022, previously filed and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 30, 2004, is incorporated herein by reference.

		4.9	Indenture, dated April 21, 2006, between the Company and U. S. Bank National Association, previously filed and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

		4.10	Form of Global Note for the Company’s 6.125% Senior Notes due 2016, previously filed and included as part of Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

		4.11	Third Supplemental Indenture between the Company and U. S. Bank National Association, as Trustee, Dated June 30, 2006 to Indenture Dated as of July 29, 2003, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 30, 2006, is incorporated herein by reference.

		4.12	Limited Consent, dated February 22, 2006, by and among the Company, Bank of America, N.A. (as administrative agent, letter of credit issuer and lender) and the lenders to the Credit Agreement, dated May 14, 2004, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 22, 2006, is incorporated herein by reference.

		4.13	First Amendment to Credit Agreement and Limited Consent, dated as of April 4, 2006, by and among the Company, Bank of America, N.A. and certain other lenders to the Credit Agreement, dated May 14, 2004, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 4, 2006, is incorporated herein by reference.

		4.14	Credit Agreement dated as of February 16, 2007 among the Company; Bank of America, N.A., as Lender, Administrative Agent, Swing Line Lender and Letter of Credit (“L/C”) Issuer; Wachovia Bank, National Association, as Lender, Syndication Agent and L/C Issuer; Citicorp USA Inc., JPMorgan Chase Bank, N.A. and SunTrust Bank, as Lenders and Co-Documentation Agents; and certain other lenders that are parties thereto (includes form of Term B Note, form of Revolving Credit Note, form of Guaranty and form of Security Agreement), previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 16, 2007, is incorporated herein by reference.

(9)		Voting trust agreement

Not applicable.

(10)		Material contracts

Exhibits 4.2 through 4.14 referenced under (4) of this Index to Exhibits are incorporated herein by reference.

	*	10.1	Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated July 12, 1990, previously filed and included as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (SEC File No. 000-18799), is incorporated herein by reference.

	*	10.2	First Amendment to the Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated January 1, 1994, previously filed and included as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC File No. 000-18799), is incorporated herein by reference.

10.3	Registration Agreement dated September 2, 1988 between HMA Holding Corp., First Chicago Investment Corporation, Madison Dearborn Partners IV, Prudential Venture Partners, Prudential Venture Partners II, William J. Schoen, Kelly E. Curry, Stephen M. Ray, Robb L. Smith, George A. Taylor and Earl P. Holland, previously filed and included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 33-36406), is incorporated herein by reference.

*10.4	Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

*10.5	Amendment No. 1 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

*10.6	Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 99.15 to the Company’s Registration Statement on Form S-8 (Registration No. 33-80433), is incorporated herein by reference.

*10.7	Amendment No. 1 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

*10.8	Second Amendment to the Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated September 17, 1996, previously filed and included as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996, is incorporated herein by reference.

*10.9	Amendment No. 5 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

*10.10	Amendment No. 6 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference

*10.11	Amendment to Stock Option Agreements between Health Management Associates, Inc. and William J. Schoen made as of December 5, 2000, previously filed and included as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

*10.12	Third Amendment to the Health Management Associates, Inc. Supplemental Executive Retirement Plan, previously filed and included as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

*10.13	Amendment No. 8 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is incorporated herein by reference.

*10.14	Amendment No. 9 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, is incorporated herein by reference.

*10.15	Amendment No. 10 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.16	Asset Sale Agreement among Health Management Associates, Inc., Health Point Physician Hospital Organization, Inc., National Medical Hospital of Tullahoma, Inc., National Medical Hospital of Wilson County, Inc., S.C. Management, Inc., Tenet HealthSystem Hospitals, Inc., Tenet HealthSystem Medical, Inc., Tenet Lebanon Surgery Center, L.L.C. and Wilson County Management Services, Inc. dated as of August 22, 2003, previously filed and included as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 1, 2003, is incorporated herein by reference.

10.17	Amendment No. 1 to Asset Sale Agreement among Health Point Physician Hospital Organization, Inc., National Medical Hospital of Tullahoma, Inc., National Medical Hospital of Wilson County, Inc., S.C. Management, Inc., Tenet HealthSystem Hospitals, Inc., Tenet HealthSystem Medical, Inc., Tenet Lebanon Surgery Center, L.L.C., Wilson County Management Services, Inc., Health Management Associates, Inc., Citrus HMA, Inc., Kennett HMA, Inc., Lebanon HMA, Inc. and Tullahoma HMA, Inc. dated as of October 31, 2003, previously filed and included as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 1, 2003, is incorporated herein by reference.

*10.18	Form of Director Stock Option Agreement under the Health Management Associates, Inc. Stock Option Plan for Outside Directors, as amended, previously filed and included as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.19	Form of Stock Option Agreement under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended, previously filed and included as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.20	Form of Contingent Stock Incentive Award under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended, previously filed and included as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.21	Summary of Fiscal Year 2005 Board of Directors’ Compensation Fees, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10.22	Base compensation information for certain executive officers of the Company, previously filed on the Company’s Current Report on Form 8-K dated October 21, 2005, is incorporated herein by reference.

*10.23	Amendment No. 11 and Amendment No. 12 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.

*10.24	Certain senior executive officer compensation information, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 7, 2005, is incorporated herein by reference.

*10.25	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated January 30, 2006, is incorporated herein by reference.

*10.26	Form of Restricted Stock Award Notice under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended, previously filed and included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, is incorporated herein by reference.

*10.27	Form of Trust Agreement for dividends paid with respect to restricted stock awards under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended, previously filed and included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, is incorporated herein by reference.

*10.28	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

*10.29	Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Appendix A to the Company’s definitive Proxy Statement filed on January 19, 2006, is incorporated herein by reference.

*10.30	Form of Restricted Stock Plan Award Notice under the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

*10.31

Form of Trust Agreement for dividends paid with respect to restricted stock awards under the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

10.32

Purchase Agreement, dated April 18, 2006, by and among the Company, Citigroup Global Markets Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, previously filed and included as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

*10.33	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated December 6, 2006, is incorporated herein by reference.

*10.34

First Amendment to Employment Agreement Between Health Management Associates, Inc. and William J. Schoen, dated February 6, 2007, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 6, 2007, is incorporated herein by reference; and Employment Agreement for William J. Schoen made as of January 2, 2001, previously filed and included as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-53602), is incorporated herein by reference.

(11)	Statement re computation of per share earnings

Not applicable.

(12)	Statements re computation of ratios

Not applicable.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

Not applicable.

(14)	Code of Ethics

Not applicable.

(16)	Letter re change in certifying accountant

Not applicable.

(18)	Letter re change in accounting principles

Not applicable.

(21)	Subsidiaries of the registrant

	21.1	Subsidiaries of the registrant.

(22)	Published report regarding matters submitted to vote of security holders

Not applicable.

(23)	Consents of experts and counsel

	23.1	Consent of Ernst & Young LLP.

(24)	Power of Attorney

Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications.

(99)	Additional exhibits

Not applicable.

____________________

*	Management contract or compensatory plan or arrangement.