Form 10-Q
period 2007-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2007-05-10
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Yes  ☐    No  ☒

At May 4, 2007, 242,305,329 shares of the registrant’s Class A common stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006

Net operating revenue	$1,143,533	$1,009,489
Operating expenses:
Salaries and benefits	455,507	394,718
Supplies	158,514	142,213
Provision for doubtful accounts	121,469	82,732
Depreciation and amortization	52,651	42,900
Rent expense	21,146	19,777
Other operating expenses	193,489	174,155

Total operating expenses	1,002,776	856,495

Income from operations	140,757	152,994
Other income (expense):
Gains on sales of property, plant and equipment, net	668	1,629
Interest expense	(33,288)	(8,402)
Refinancing and debt modification costs	(761)	(4,628)

Income from continuing operations before minority interests and income taxes	107,376	141,593
Minority interests in earnings of consolidated entities	(171)	(658)

Income from continuing operations before income taxes	107,205	140,935
Provision for income taxes	(41,542)	(54,232)

Income from continuing operations	65,663	86,703
Income (loss) from discontinued operations, net of income taxes	(624)	510

Net income	$65,039	$87,213

Earnings (loss) per share:
Basic
Continuing operations	$0.27	$0.36
Discontinued operations	—	—

Net income	$0.27	$0.36

Diluted
Continuing operations	$0.27	$0.36
Discontinued operations	—	—

Net income	$0.27	$0.36

Dividends per share	$10.00	$0.06

Weighted average number of shares outstanding:
Basic	241,652	240,686

Diluted	244,400	243,420

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,575	$66,814
Accounts receivable, net	668,816	633,555
Supplies, prepaid expenses and other assets	148,592	150,791
Restricted funds	20,482	20,609
Deferred income taxes	97,086	94,206
Assets of discontinued operations	46,319	46,029

Total current assets	1,079,870	1,012,004

Property, plant and equipment	3,460,966	3,412,541
Accumulated depreciation and amortization	(1,021,620)	(984,555)

Net property, plant and equipment	2,439,346	2,427,986

Restricted funds	63,326	58,986
Goodwill	916,555	915,326
Deferred charges and other assets	130,741	76,650

Total assets	$4,629,838	$4,490,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,969	$154,229
Accrued expenses and other liabilities	287,097	272,096
Current maturities of long-term debt and capital lease obligations	49,840	44,657
Liabilities of discontinued operations	1,040	1,039

Total current liabilities	489,946	472,021
Deferred income taxes	102,501	109,790
Other long-term liabilities	156,528	149,882
Long-term debt and capital lease obligations, less current maturities	3,746,025	1,297,047
Minority interests in consolidated entities	63,836	56,090

Total liabilities	4,558,836	2,084,830

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 276,549 and 275,025 shares issued at March 31, 2007 and December 31, 2006, respectively	2,765	2,750
Accumulated other comprehensive income, net of income taxes	250	654
Additional paid-in capital	610,196	632,037
Retained earnings	16,866	2,329,756

	630,077	2,965,197
Treasury stock, 34,318 shares of common stock, at cost	(559,075)	(559,075)

Total stockholders’ equity	71,002	2,406,122

Total liabilities and stockholders’ equity	$4,629,838	$4,490,952

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$65,039	$87,213
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	52,651	42,900
Provision for doubtful accounts	121,469	82,732
Stock-based compensation expense	4,821	4,814
Minority interests in earnings of consolidated entities	171	658
Gains on sales of property, plant and equipment, net	(668)	(1,629)
Write-off of deferred financing costs	761	4,628
Deferred income tax benefit	(1,172)	(5,529)
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(173,025)	(139,760)
Supplies, prepaid expenses and other current assets	2,046	40,144
Deferred charges and other long-term assets	(758)	1,357
Accounts payable	5,548	9,937
Accrued expenses and other current liabilities	(6,454)	17,877
Other long-term liabilities	5,306	256
Equity compensation excess income tax benefit	(231)	(36)
Loss (income) from discontinued operations, net	624	(510)

Net cash provided by continuing operating activities	76,128	145,052

Cash flows from investing activities:
Acquisition of a hospital	—	(38,147)
Additions to property, plant and equipment	(69,735)	(94,783)
Proceeds from sales of property, plant and equipment and insurance recoveries	18,585	3,727
Increases in restricted funds, net	(2,773)	(2,704)

Net cash used in continuing investing activities	(53,923)	(131,907)

Cash flows from financing activities:
Net proceeds from long-term borrowings	2,706,598	285,000
Principal payments on debt and capital lease obligations	(300,474)	(278,985)
Proceeds from exercises of stock options	23,019	1,708
Payments of financing costs	(1,855)	—
Investments by minority shareholders	7,699	—
Cash distributions to minority shareholders	(124)	(1,896)
Equity compensation excess income tax benefit	231	36
Payments of cash dividends	(2,425,217)	(14,437)

Net cash provided by (used in) continuing financing activities	9,877	(8,574)

Net increase in cash and cash equivalents before discontinued operations	32,082	4,571
Net increase (decrease) in cash and cash equivalents from discontinued operations:
Operating activities	(54)	423
Investing activities	(263)	(762)
Financing activities	(4)	(25)

Net increase in cash and cash equivalents	31,761	4,207
Cash and cash equivalents at beginning of the period	66,814	69,909

Cash and cash equivalents at end of the period	$98,575	$74,116

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

1.	Business, Basis of Presentation and Other

Health Management Associates, Inc. (“we,” “our” or “us”) and our subsidiaries provide health care services to patients in owned and leased facilities located primarily in the southeastern and southwestern United States. As of March 31, 2007, we operated 61 general acute care hospitals in 16 states with a total of 8,685 licensed beds. At such date, eighteen and eleven of our hospitals were located in Florida and Mississippi, respectively. Historically, we also operated two psychiatric hospitals in Florida with a combined total of 184 licensed beds; however, such hospitals were sold on September 1, 2006. See Notes 3 and 5 for information concerning acquisition and divestiture activity.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which include Williamson Memorial Hospital in Williamson, West Virginia, Southwest Regional Medical Center in Little Rock, Arkansas, Summit Medical Center in Van Buren, Arkansas and certain affiliated entities that we intend to sell during 2007. Discontinued operations also include the psychiatric hospitals in Tequesta, Florida (SandyPines) and Orlando, Florida (University Behavioral Center) that were sold on September 1, 2006 along with certain dormant real property. See Note 5 for information regarding these completed and pending divestitures.

The condensed consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The interim condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited; however, such interim financial statements reflect all adjustments (only consisting of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Due to the seasonal nature of our business, among other things, our results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Total comprehensive income for the three months ended March 31, 2007 and 2006 was approximately $64.6 million and $87.4 million, respectively. The differences between net income and total comprehensive income relate to (i) after-tax changes in the unrealized gains and losses of our available-for-sale securities and (ii) the change in the fair value of our interest rate swap contract during the three months ended March 31, 2007 (see Note 4).

Certain amounts in the interim condensed consolidated financial statements have been reclassified in the prior year to conform to the current year presentation. Such reclassifications include, but are not limited to, adjustments to cash and cash equivalents at March 31, 2006 in connection with our October 1, 2005 adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. For further discussion, see Note 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of outstanding common shares. Diluted earnings per share is computed on the basis of the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, computed using the treasury stock method. The table below sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months Ended March 31,
	2007	2006
Numerators:
Income from continuing operations	$65,663	$86,703
Effect of convertible debt interest expense	—	—

Numerator for diluted earnings per share from continuing operations	65,663	86,703
Income (loss) from discontinued operations, net	(624)	510

Numerator for diluted earnings per share (net income)	$65,039	$87,213

Denominators:
Denominator for basic earnings per share – weighted average outstanding shares	241,652	240,686
Effect of dilutive securities:
Stock options and other stock-based compensation	2,747	2,728
Convertible debt	1	6

Denominator for diluted earnings per share	244,400	243,420

Earnings (loss) per share:
Basic
Continuing operations	$0.27	$0.36
Discontinued operations	—	—

Net income	$0.27	$0.36

Diluted
Continuing operations	$0.27	$0.36
Discontinued operations	—	—

Net income	$0.27	$0.36

3.	Acquisitions and Other Related Activity

2006 Acquisitions. Effective January 1, 2006, we acquired Barrow Community Hospital, a 56-bed general acute care hospital in Winder, Georgia. The cash paid for this acquisition during December 2005 was approximately $33.2 million for property, plant and equipment and other non-current assets and approximately $2.4 million for working capital. Effective February 1, 2006, we acquired an 80% ownership interest in Orlando Regional St. Cloud Hospital, an 84-bed general acute care hospital in St. Cloud, Florida. Orlando Regional Healthcare System, Inc., a not-for-profit organization, retained a 20% ownership interest in the hospital. The purchase price for the 80% controlling interest in Orlando Regional St. Cloud Hospital was approximately $38.1 million. Additionally, effective May 1, 2006 we acquired Cleveland Clinic-Naples Hospital, an 83-bed general acute care hospital in Naples, Florida, and a vacant land parcel near such hospital. The cash paid for this acquisition was approximately $125.5 million for property, plant and equipment and other non-current assets and approximately $1.9 million for supply inventories. Effective June 1, 2006, we acquired Gulf Coast Medical Center, a 189-bed general acute care hospital in Biloxi, Mississippi. The cash paid for this acquisition was approximately $14.9 million for property, plant and equipment, other non-current assets and working capital.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Acquisitions and Other Related Activity (continued)

2007 Joint Venture and Other Activity. On January 23, 2007, we completed a joint venture transaction with respect to Riverview Regional Medical Center, a 281-bed general acute care hospital in Gadsden, Alabama. As a result of this transaction, fifty-eight physicians own an aggregate equity interest of approximately 11% in the joint venture and participate in the hospital’s governance. We continue to own the majority equity interest in the joint venture and manage the hospital’s day-to-day operations. In connection with this transaction, we received approximately $7.7 million in cash proceeds; however, we recorded no gain or loss thereon.

We opened our newly constructed general acute care hospital, 100-bed Physicians Regional Medical Center-Collier Boulevard in Naples, Florida, on February 5, 2007.

4.	Long-Term Debt

Our long-term debt consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Revolving credit facilities	$—	$275,000
New Term Loan (as described below)	2,750,000	—
1.50% Convertible Senior Subordinated Notes due 2023	564,628	564,473
6.125% Senior Notes due 2016	396,663	396,571
2022 Notes and New 2022 Notes (as described below)	189	11,296
Installment notes and other unsecured long-term debt	12,754	23,142
Mortgage note	8,529	8,594
Capital lease obligations	63,102	62,628

	3,795,865	1,341,704
Less current maturities	(49,840)	(44,657)

Long-term debt and capital lease obligations, less current maturities	$3,746,025	$1,297,047

New Senior Secured Credit Facilities. On March 1, 2007, we completed a recapitalization of our balance sheet (hereinafter referred to as the “Recapitalization”). The principal features of the Recapitalization were as follows:

(i)	payment of a special cash dividend of $10.00 per share of our common stock, which resulted in a total distribution of approximately $2.4 billion, and

(ii)	$3.25 billion in new variable rate senior secured credit facilities (the “New Credit Facilities”), which closed on February 16, 2007. Such facilities were initially used to fund the special cash dividend and repay all amounts outstanding (i.e., $275.0 million) under our predecessor revolving credit agreement, which was terminated on February 28, 2007.

The New Credit Facilities, which are secured by a substantial portion of our real property and other assets and are guaranteed as to payment by our subsidiaries (other than certain exempted subsidiaries), consist of a seven-year $2.75 billion term loan (the “New Term Loan”) and a $500.0 million six-year revolving credit facility (the “New Revolving Credit Agreement”). At December 31, 2006, the net book value of the assets that secure the New Credit Facilities was approximately $2.6 billion. Such assets also secure our 6.125% Senior Notes due 2016, which rank on a pari passu basis with the New Credit Facilities.

The New Term Loan requires (i) quarterly principal payments to amortize 1% of the loan’s original face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. The New Revolving Credit Agreement allows us to borrow up to $500.0 million, including standby letters of credit. During the New Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Amounts outstanding under the New Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Long-Term Debt (continued)

We can elect whether interest on the New Credit Facilities, which is generally payable monthly in arrears, is based on (i) the LIBOR rate or (ii) the higher of the prime lending rate or the Federal Funds rate plus 0.50%. The effective interest rate includes a spread above our selected base rate and is subject to modification in the event that our debt ratings change. Additionally, we may elect differing base interest rates for the New Term Loan and the New Revolving Credit Agreement. Pursuant to the requirements of the agreements underlying the New Credit Facilities, during February 2007 we entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the New Term Loan. The interest rate swap contract provides for the effective payment of interest by us at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to match the declining principal balance of the New Term Loan. We determined that the interest rate swap contract was a perfectly effective hedge instrument during the three months ended March 31, 2007 and, therefore, its decline in fair value of approximately $1.3 million during such period was recognized as a component of other comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. As of May 4, 2007, our effective interest rate on the variable rate New Revolving Credit Agreement, which is not covered by the aforementioned interest rate swap contract, was approximately 7.3%; however, there were no amounts outstanding thereunder on such date.

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

Pursuant to the terms and conditions of the New Credit Facilities, limitations are imposed on us regarding the manner in which we can redeem some or all our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). Should we use future proceeds from the New Credit Facilities for such redemption, we must meet certain financial ratios and, in some circumstances, we must maintain a specified minimum availability under the New Revolving Credit Agreement. If we elect to borrow funds other than under the New Credit Facilities or issue equity securities in order to fund a redemption of some or all of the 2023 Notes, we will be subject to separate requirements, including, among other things, a requirement that we maintain compliance with certain financial ratios. Furthermore, as set forth under the New Credit Facilities, such additional borrowed funds must be in the form of either permitted subordinated indebtedness or permitted senior unsecured indebtedness.

In connection with the effectuation of the New Credit Facilities, we incurred approximately $47.5 million of financing costs that have been capitalized on our balance sheet. Such costs are being amortized to interest expense using the effective interest method.

2022 Notes. On January 26, 2007, the holders of $150,000 in principal face value Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”) exercised their contractual right to require us to repurchase their notes. As a result, we were obligated to repurchase such 2022 Notes on January 30, 2007 at their accreted value of approximately $132,000. The holders of $22,000 in principal face value 2022 Notes did not require us to repurchase their notes and, accordingly, such notes remain outstanding.

New 2022 Notes. On January 26, 2007 and January 30, 2006, the holders of approximately $12.5 million and $317.3 million, respectively, in principal face value Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”) exercised their contractual right to require us to repurchase their notes. As a result, we were obligated to repurchase such New 2022 Notes at their accreted values of approximately $11.0 million and $275.9 million, respectively. The holders of $202,000 in principal face value New 2022 Notes did not require us to repurchase their notes and, accordingly, such notes remain outstanding. In connection with the New 2022 Note repurchases, we wrote off approximately $4.6 million of deferred financing costs during the three months ended March 31, 2006.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Long-Term Debt (continued)

2023 Notes. Upon the occurrence of certain events, the 2023 Notes become convertible into cash and, in limited situations, shares of our common stock at a predetermined conversion rate, which is subject to mandatory adjustment in some circumstances. As a result of the Recapitalization, (i) the conversion rate was adjusted to 71.8108 shares of our common stock for each $1,000 principal amount of 2023 Notes converted and (ii) the 2023 Notes become convertible when our common stock trades at a level of $18.103 per share for at least twenty of the thirty trading days prior to the conversion or as a result of a triggering event pursuant to the terms and conditions of the underlying indenture. Following the announcement of the Recapitalization, our credit ratings were downgraded, which constituted a triggering event under the 2023 Notes and caused such notes to become immediately convertible. Subsequent to March 31, 2007, no holders of the 2023 Notes have indicated to us an intent to convert their notes.

Senior Debt Securities. On April 21, 2006, we completed an underwritten public offering of $400.0 million of 6.125% Senior Notes due 2016 (the “Senior Notes”). Such notes were initially unsecured obligations; however, as a result of the Recapitalization, the Senior Notes are now secured pari passu with the New Credit Facilities.

If any of our subsidiaries are required to issue a guaranty in favor of the lenders under any credit facility ranking equal with the Senior Notes, such subsidiaries are also required, under the terms of the Senior Notes, to issue a guaranty for the benefit of the holders of the Senior Notes on substantially the same terms and conditions as the guaranty issued to such other lender. As a result of the Recapitalization and the guarantees provided to the lenders under the New Credit Facilities, our subsidiaries (other than certain exempted subsidiaries) provided guarantees of payment to the holders of the Senior Notes. See Note 8 for condensed consolidating financial statements wherein guarantor and non-guarantor information is disclosed.

General. Primarily as a result of the borrowing availability under the New Revolving Credit Agreement, no amounts attributable to the 2023 Notes were classified as current liabilities at either March 31, 2007 or December 31, 2006.

During the three months ended March 31, 2007, we wrote off approximately $0.8 million of deferred financing costs in connection with the termination of our predecessor revolving credit agreement.

At March 31, 2007, we were in compliance with the financial and other covenants of our debt agreements.

5.	Discontinued Operations

On July 24, 2006, we announced that we had signed a definitive agreement to divest 76-bed Williamson Memorial Hospital in Williamson, West Virginia, 79-bed Southwest Regional Medical Center in Little Rock, Arkansas, 103-bed Summit Medical Center in Van Buren, Arkansas and certain affiliated entities. On March 23, 2007, we announced that we had terminated such agreement because the potential buyer was unable to obtain the financing necessary to complete the transaction. We are currently exploring various alternatives to dispose of these facilities; however, the timing of such dispositions is yet to be determined.

On September 1, 2006, we sold our two psychiatric hospitals in Florida (80-bed SandyPines in Tequesta and 104-bed University Behavioral Center in Orlando) and certain real property in Lakeland, Florida that was operated as an inpatient psychiatric facility through December 31, 2000.

The operating results of discontinued operations are included in our consolidated financial statements up to the date of disposition. Pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial position, operating results and cash flows of the aforementioned entities have been presented as discontinued operations in the interim condensed consolidated financial statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Discontinued Operations (continued)

The underlying details of discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Net operating revenue	$22,249	$31,162
Costs and expenses:
Salaries and benefits	10,922	14,955
Provision for doubtful accounts	3,474	2,721
Depreciation and amortization	—	878
Other operating expenses	8,871	11,785

Total operating expenses	23,267	30,339

Income (loss) before income taxes	(1,018)	823
Income tax (expense) benefit	394	(313)

Income (loss) from discontinued operations	$(624)	$510

The major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2007	December 31, 2006
Supplies, prepaid expenses and other assets	$4,434	$4,376
Long-lived assets and goodwill	41,885	41,653

Total assets of discontinued operations	$46,319	$46,029

Liabilities of discontinued operations (principally accrued expenses and other liabilities)	$1,040	$1,039

6.	Income Taxes

During June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). Among other things, FIN 48 prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. FIN 48 requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is “more likely than not” (i.e., more than a fifty percent likelihood) that the income tax position will be sustained based solely on its technical merits. When making this assessment, management must assume that the responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information. The new accounting guidance also clarifies the method of accruing for interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company’s income tax returns and the benefits recognized in the financial statements. Additionally, FIN 48 requires significant new and expanded footnote disclosures in all annual periods.

We adopted FIN 48 with an effective date of January 1, 2007. Retrospective application of FIN 48 was prohibited. In accordance with the transitional provisions of FIN 48, we recorded a cumulative effect adjustment to reduce retained earnings by approximately $4.7 million on January 1, 2007. During the three months ended March 31, 2007, we recorded $2.1 million of unrecognized income tax benefits for current period tax positions. The liabilities for unrecognized income tax benefits at March 31, 2007 and January 1, 2007 were approximately $34.7 million and $32.6 million, respectively.

Included in our unrecognized income tax benefits at both March 31, 2007 and January 1, 2007 were approximately $9.0 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than interest and penalties, the disallowance of such deductions in the short-term would not affect our annual or quarterly effective income tax rates but would accelerate payments to certain taxing authorities.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Income Taxes (continued)

We file numerous consolidated and separate federal and state income tax returns. With a few exceptions, we are no longer subject to federal income tax examinations for fiscal years before September 30, 2004 and we are no longer subject to state income tax examinations by tax authorities for fiscal years before September 30, 2003. We do not expect significant changes to the FIN 48 reserve over the next year due to current audits and potential statute extensions.

We recognize interest and penalties related to unrecognized income tax benefits in the provision for income taxes. During the three months ended March 31, 2007, we recognized approximately $0.9 million for interest and penalties. At March 31, 2007 and January 1, 2007, we had accrued approximately $6.1 million and $5.2 million, respectively, for interest and penalties.

7.	Other Significant Matters

Net Operating Revenue, Accounts Receivable and Allowances for Doubtful Accounts. As a result of a recent class action lawsuit settlement that involved billings to uninsured patients, which was discussed at Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we began discounting our gross charges to uninsured patients for non-elective procedures by 60% in February 2007 (no such discounts were previously provided by us). In connection with this change, we recorded approximately $117.7 million of uninsured self-pay patient revenue discounts during the three months ended March 31, 2007. Concurrent with our new discounting policy, we also modified our allowance for doubtful accounts reserve policy for self-pay patients. Accordingly, self-pay accounts that are aged less than 300 days from the date that the services were rendered are now reserved at 60% of their discounted amount and, consistent with our other commercial and governmental payors, reserved at 100% when the account ages 300 days from the date of discharge. We believe that this policy change for self-pay patient allowances for doubtful accounts appropriately addresses our risk of collection pertaining to the accounts receivable balances after application of the 60% gross charge discount. For a discussion of our corresponding allowance for doubtful accounts accounting policies prior to February 2007, see Note 1(g) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

In the ordinary course of business, we provide services to patients who are financially unable to pay for their care. Accounts characterized as charity and indigent care are not recognized in net operating revenue. Prior to January 1, 2007, our policy and practice was to forego collection of a patient’s entire account balance upon determining that the patient qualifies under a hospital’s local charity care and/or indigent policy. Commencing January 1, 2007, we implemented a uniform company-wide policy wherein patient account balances are only characterized as charity and indigent care if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and our collection agencies pursue payments on accounts receivable from patients that do not meet such criteria. We monitor the levels of charity and indigent care provided by our hospitals and the procedures employed to identify and account for these patients.

Stock-Based Compensation. In connection with the Recapitalization and the terms and conditions of our stock-based compensation arrangements, we were required to make antidilution adjustments to certain of our outstanding stock option awards and deferred stock awards. Specifically, the number of shares subject to each outstanding stock option award (with the exception of those granted under our Stock Option Plan for Outside Directors) was adjusted upward by a factor of 2.0132 and the corresponding exercise price for the shares subject to the stock option award was reduced by the same factor. Additionally, all outstanding deferred stock awards were adjusted upward by a factor of 2.0132. The table below sets forth the outstanding stock options, deferred stock awards and restricted stock awards at March 31, 2007, after the required antidilution adjustments and inclusive of the 2007 award/exercise activity.

Stock options	15,777,688
Deferred stock awards	3,769,622
Restricted stock awards	301,375

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Other Significant Matters (continued)

In light of the Recapitalization and to align senior executive officer incentive compensation with our recent and projected financial performance, on March 28, 2007 the Compensation Committee of our Board of Directors modified certain restricted stock award performance criteria for outstanding and future awards. Effective January 1, 2007, the number of performance-based measurement criteria was reduced from four to three, with each such criteria representing one-third of the restricted stock award subject to annual vesting. The three criteria that will be reviewed annually for such vesting purposes are our common stock price, net operating revenue and earnings before interest, income taxes, depreciation and amortization.

Physician and Physician Group Guarantees. We are committed to providing certain financial assistance pursuant to recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that our hospitals serve. At March 31, 2007, we were committed to non-cancelable guarantees of approximately $30.5 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s or physician group’s private practice during the contractual measurement periods, which generally do not exceed one year. We believe that the estimated liabilities for physician and physician group guarantees that are recorded in the condensed consolidated balance sheets, including approximately $10.9 million at March 31, 2007, are adequate and reasonable; however, there can be no assurances that the ultimate liability for such guarantees will not exceed our estimates.

Segment Reporting. At December 31, 2006, our only reportable operating segment was an aggregation of our general acute care hospital operating segments, excluding hospitals characterized as discontinued operations. Such reportable operating segment provides health care services at our owned and leased facilities. Our only other operating segment at such time was our physician practice management operations, which provides health care services outside of the hospital setting. Such operating segment has historically been quantitatively immaterial.

Subsequent to December 31, 2006, we consolidated decision-making responsibility and authority for both hospital and physician practice management operations. In connection with this organizational change and other related personnel matters, we reassessed our segment reporting requirements under Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. We concluded that our hospital and physician practice management operating segments merged during 2007 to create a new reportable operating segment. This new single reportable operating segment is consistent with how we evaluated and operated our businesses and how we made financial and other resource allocations during the three months ended March 31, 2007. Because we now have only one reportable operating segment, which represents substantially all of our consolidated operations, we discontinued segment reporting during the current quarter.

Recent Accounting Pronouncement-Fair Value Measurements. During September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”), which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. The modifications to current practice resulting from the application of this new accounting pronouncement primarily relate to the definition of fair value and the methods used to measure fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within the year of adoption. In certain circumstances, early adoption is permissible. We are currently evaluating when to adopt SFAS No. 157; however, we do not believe that the adoption of this new accounting standard will materially impact our financial position or results of operations.

Subsequent Event. On April 16, 2007, we paid $32.0 million to a minority shareholder in order to acquire the 20% equity interests that we did not already own in each of the 176-bed Medical Center of Mesquite and the 172-bed Mesquite Community Hospital. Both such general acute care hospitals are located in Mesquite, Texas. These two acquisitions resulted from the minority shareholder exercising its contractual right to require us to purchase its equity interests.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Condensed Consolidating Financial Statements

Health Management Associates, Inc. (referred to as the “Parent” for Note 8 purposes) is the primary obligor under the New Credit Facilities and the Senior Notes discussed at Note 4. Certain of the Parent’s subsidiaries (the “Guarantor Subsidiaries”) provide joint and several unconditional guarantees as to payment for borrowings under such credit agreements; however, other Parent subsidiaries (the “Non-Guarantor Subsidiaries”) have not been required to provide any such guarantees. Below are schedules presenting condensed consolidating financial statements as of March 31, 2007 and December 31, 2006, as well as the three months ended March 31, 2007 and 2006.

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

March 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Current assets:
Cash and cash equivalents	$100,163	$(6,964)	$5,376	$—	$98,575
Accounts receivable, net	6,391	548,922	113,503	—	668,816
Other current assets	7,768	122,981	38,325	—	169,074
Deferred income taxes	97,086	—	—	—	97,086
Assets of discontinued operations	—	—	46,319	—	46,319

Total current assets	211,408	664,939	203,523	—	1,079,870
Property, plant and equipment, net	51,245	2,209,272	178,829	—	2,439,346
Investments in subsidiaries	3,829,966	—	—	(3,829,966)	—
Goodwill	—	824,252	92,303	—	916,555
Other long-term assets	70,775	26,676	96,616	—	194,067

Total assets	$4,163,394	$3,725,139	$571,271	$(3,829,966)	$4,629,838

Current liabilities:
Accounts payable	$18,361	$123,241	$10,367	$—	$151,969
Accrued expenses and other liabilities	138,797	109,889	38,411	—	287,097
Current maturities of long-term debt and capital lease obligations	27,836	20,705	1,299	—	49,840
Liabilities of discontinued operations	—	—	1,040	—	1,040

Total current liabilities	184,994	253,835	51,117	—	489,946
Deferred income taxes	102,501	—	—	—	102,501
Long-term debt and capital lease obligations, less current maturities	3,692,151	49,980	3,894	—	3,746,025
Other long-term liabilities	48,910	22,171	85,447	—	156,528
Minority interests in consolidated entities	63,836	—	—	—	63,836

Total liabilities	4,092,392	325,986	140,458	—	4,558,836
Net assets, including amounts due to/from the Parent	—	3,399,153	430,813	(3,829,966)	—
Total stockholders’ equity	71,002	—	—	—	71,002

Total liabilities and stockholders’ equity	$4,163,394	$3,725,139	$571,271	$(3,829,966)	$4,629,838

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

December 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Current assets:
Cash and cash equivalents	$73,162	$(2,453)	$(3,895)	$—	$66,814
Accounts receivable, net	28,316	502,070	103,169	—	633,555
Other current assets	9,981	121,309	40,110	—	171,400
Deferred income taxes	94,206	—	—	—	94,206
Assets of discontinued operations	—	—	46,029	—	46,029

Total current assets	205,665	620,926	185,413	—	1,012,004
Property, plant and equipment, net	56,636	2,192,363	178,987	—	2,427,986
Investments in subsidiaries	3,709,662	—	—	(3,709,662)	—
Goodwill	—	823,785	91,541	—	915,326
Other long-term assets	24,361	19,589	91,686	—	135,636

Total assets	$3,996,324	$3,656,663	$547,627	$(3,709,662)	$4,490,952

Current liabilities:
Accounts payable	$19,599	$124,968	$9,662	$—	$154,229
Accrued expenses and other liabilities	108,909	111,409	51,778	—	272,096
Current maturities of long-term debt and capital lease obligations	20,674	20,720	3,263	—	44,657
Liabilities of discontinued operations	—	—	1,039	—	1,039

Total current liabilities	149,182	257,097	65,742	—	472,021
Deferred income taxes	109,790	—	—	—	109,790
Long-term debt and capital lease obligations, less current maturities	1,226,656	56,677	13,714	—	1,297,047
Other long-term liabilities	48,484	22,158	79,240	—	149,882
Minority interests in consolidated entities	56,090	—	—	—	56,090

Total liabilities	1,590,202	335,932	158,696		2,084,830
Net assets, including amounts due to/from the Parent	—	3,320,731	388,931	(3,709,662)	—
Total stockholders’ equity	2,406,122	—	—	—	2,406,122

Total liabilities and stockholders’ equity	$3,996,324	$3,656,663	$547,627	$(3,709,662)	$4,490,952

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated

Net operating revenue	$17,999	$1,002,212	$141,321	$(17,999)	$1,143,533
Total operating expenses	25,907	833,300	161,568	(17,999)	1,002,776

Income (loss) from operations	(7,908)	168,912	(20,247)	—	140,757
Gains on sales of property, plant and equipment, net	668	—	—	—	668
Interest expense	(32,785)	(503)	—	—	(33,288)
Refinancing and debt modification costs	(761)	—	—	—	(761)

Income (loss) from continuing operations before minority interests and income taxes	(40,786)	168,409	(20,247)	—	107,376
Minority interests in earnings of consolidated entities	(171)	—	—	—	(171)

Income (loss) from continuing operations before income taxes	(40,957)	168,409	(20,247)	—	107,205
Income tax (expense) benefit	15,871	(65,259)	7,846	—	(41,542)

Income (loss) from continuing operations	(25,086)	103,150	(12,401)	—	65,663
Loss from discontinued operations, net of income taxes	—	—	(624)	—	(624)
Equity in the earnings of consolidated subsidiaries	90,125	—	—	(90,125)	—

Net income (loss)	$65,039	$103,150	$(13,025)	$(90,125)	$65,039

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated

Net operating revenue	$18,640	$894,799	$114,690	$(18,640)	$1,009,489
Total operating expenses	24,201	739,489	111,445	(18,640)	856,495

Income (loss) from operations	(5,561)	155,310	3,245	—	152,994
Gains on sales of property, plant and equipment, net	—	1,629	—	—	1,629
Interest expense	(7,136)	(1,061)	(205)		(8,402)
Refinancing and debt modification costs	(4,628)	—	—	—	(4,628)

Income (loss) from continuing operations before minority interests and income taxes	(17,325)	155,878	3,040	—	141,593
Minority interests in earnings of consolidated entities	(658)	—	—	—	(658)

Income (loss) from continuing operations before income taxes	(17,983)	155,878	3,040	—	140,935
Income tax (expense) benefit	7,349	(60,403)	(1,178)	—	(54,232)

Income (loss) from continuing operations	(10,634)	95,475	1,862	—	86,703
Income from discontinued operations, net of income taxes	—	—	510	—	510
Equity in the earnings of consolidated subsidiaries	97,847	—	—	(97,847)	—

Net income	$87,213	$95,475	$2,372	$(97,847)	$87,213

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$(3,615)	$58,492	$21,251	$76,128
Net cash provided by (used in) continuing investing activities	18,707	(61,344)	(11,286)	(53,923)
Net cash provided by (used in) continuing financing activities	11,909	(1,659)	(373)	9,877
Net cash used in discontinued operations	—	—	(321)	(321)

Net increase (decrease) in cash and cash equivalents	27,001	(4,511)	9,271	31,761
Cash and cash equivalents at:
Beginning of the period	73,162	(2,453)	(3,895)	66,814

End of the period	$100,163	$(6,964)	$5,376	$98,575

Health Management Associates, Inc. Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2006 (in thousands)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

Net cash provided by continuing operating activities	$8,221	$117,768	$19,063	$145,052
Net cash used in continuing investing activities	(185)	(103,340)	(28,382)	(131,907)
Net cash used in continuing financing activities	(8,473)	(36)	(65)	(8,574)
Net cash used in discontinued operations	—	—	(364)	(364)

Net increase (decrease) in cash and cash equivalents	(437)	14,392	(9,748)	4,207
Cash and cash equivalents at:
Beginning of the period	97,763	(37,749)	9,895	69,909

End of the period	$97,326	$(23,357)	$147	$74,116

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

At March 31, 2007, Health Management Associates, Inc. (“we,” “our” or “us”) operated 61 general acute care hospitals with a total of 8,685 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia. Historically, we also operated two psychiatric hospitals in Florida with a combined total of 184 licensed beds; however, such hospitals were sold on September 1, 2006.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1. Such discontinued operations were not material to our consolidated results of operations during the three months ended March 31, 2007 and 2006.

During the three months ended March 31, 2007, which we refer to as the 2007 Period, we experienced net operating revenue growth over the three months ended March 31, 2006, which we refer to as the 2006 Period, of approximately 13.3%. Such net operating revenue growth resulted primarily from the inclusion of revenue from hospitals we acquired after December 31, 2005, our de novo general acute care hospital that opened on February 5, 2007, favorable case mix trends and improvements in reimbursement rates. Income from continuing operations and diluted earnings per share from continuing operations decreased by approximately 24.3% and 25.0%, respectively, during the 2007 Period when compared to the 2006 Period. Offsetting the increase in net operating revenue during the 2007 Period and ultimately causing a year-over-year reduction in income from continuing operations were higher interest costs and an increase in the provision for doubtful accounts. Also adversely impacting income from continuing operations during the 2007 Period were increased payroll costs for newly hired physician employees and physician recruitment costs.

At our hospitals that were in operation during all of the 2007 Period and the 2006 Period, which we refer to as same hospitals, emergency room visits increased approximately 3.6%; however, corresponding same hospital admissions and surgical volume declined by 1.0% and 2.0%, respectively. Despite these declines, we believe that we will be successful in our efforts to reverse outmigration to non-urban hospitals in the communities where our hospitals operate. We put in place corrective action plans at certain hospitals to reverse negative operating trends, including hiring new management teams and renegotiating payor contracts. Furthermore, we continue to add physicians to our medical staffs and medical equipment to our hospitals in order to meet the needs of the communities that our hospitals serve. We believe that, over time, these investments, coupled with improving demographics, will yield increased hospital surgical volume, emergency room visits and admissions.

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net operating revenue during the 2007 Period and the 2006 Period generated on an outpatient basis. We continue to improve our emergency room and diagnostic imaging services to meet the needs of the communities that our hospitals serve and we have invested capital in nearly every one of our hospitals during the last five years in one of these two areas. As a result of this continuous focus and notwithstanding a decline in same hospital admissions, our same hospital 2007 Period adjusted admissions, which adjusts admissions for outpatient volume, increased approximately 0.6% when compared to the 2006 Period.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. This general industry trend has affected us, with our self-pay same hospital admissions as a percent of total admissions increasing to approximately 7.1% during the 2007 Period, as compared to 6.0% during the 2006 Period. Notwithstanding this unfavorable historical trend, we experienced a 70 basis point same hospital decline in self-pay admissions as a percent of total admissions when comparing the 2007 Period to the three months ended December 31, 2006. We continually evaluate our policies and programs in light of these trends and other information available to us and consider changes or modifications to our policies as circumstances warrant.

Critical Accounting Policies and Estimates Update

Net Operating Revenue, Accounts Receivable and Allowances for Doubtful Accounts. As a result of a recent class action lawsuit settlement that involved billings to uninsured patients, which was discussed at Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we began discounting our gross charges to uninsured patients for non-elective procedures by 60% in February 2007 (no such discounts were previously provided by us). In connection with this change, we recorded approximately $117.7 million of uninsured self-pay patient revenue discounts during the 2007 Period. Concurrent with our new discounting policy, we also modified our allowance for doubtful accounts reserve policy for self-pay patients. Accordingly, self-pay accounts that are aged less than 300 days from the date that the services were rendered are now reserved at 60% of their discounted amount and, consistent with our other commercial and governmental payors, reserved at 100% when the account ages 300 days from the date of discharge. We believe that this policy change for self-pay patient allowances for doubtful accounts appropriately addresses our risk of collection pertaining to the accounts receivable balances after application of the 60% gross charge discount. For a discussion of our corresponding allowance for doubtful accounts accounting policies prior to February 2007, see Note 1(g) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

In the ordinary course of business, we provide services to patients who are financially unable to pay for their care. Accounts characterized as charity and indigent care are not recognized in net operating revenue. Prior to January 1, 2007, our policy and practice was to forego collection of a patient’s entire account balance upon determining that the patient qualifies under a hospital’s local charity care and/or indigent policy. Commencing January 1, 2007, we implemented a uniform company-wide policy wherein patient account balances are only characterized as charity and indigent care if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and our collection agencies pursue payments on accounts receivable from patients that do not meet such criteria. We monitor the levels of charity and indigent care provided by our hospitals and the procedures employed to identify and account for these patients.

Income Taxes. During June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). Among other things, FIN 48 prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. FIN 48 requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is “more likely than not” (i.e., more than a fifty percent likelihood) that the income tax position will be sustained based solely on its technical merits. When making this assessment, management must assume that the responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information. The new accounting guidance also clarifies the method of accruing for interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company’s income tax returns and the benefits recognized in the financial statements. Additionally, FIN 48 requires significant new and expanded footnote disclosures in all annual periods.

We adopted FIN 48 with an effective date of January 1, 2007. Retrospective application of FIN 48 was prohibited. In accordance with the transitional provisions of FIN 48, we recorded a cumulative effect adjustment to reduce retained earnings by approximately $4.7 million on January 1, 2007. During the 2007 Period, we recorded $2.1 million of unrecognized income tax benefits for current period tax positions. The liabilities for unrecognized income tax benefits at March 31, 2007 and January 1, 2007 were approximately $34.7 million and $32.6 million, respectively.

See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for further discussion regarding our adoption of FIN 48.

Fair Value Measurements. During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”), which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. The modifications to current practice resulting from the application of this new accounting pronouncement primarily relate to the definition of fair value and the methods used to measure fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within the year of adoption. In certain circumstances, early adoption is permissible. We are currently evaluating when to adopt SFAS No. 157; however, we do not believe that the adoption of this new accounting standard will materially impact our financial position or results of operations.

2007 Period Compared to the 2006 Period

The tables below summarize our operating results for the 2007 Period and the 2006 Period.

	Three Months Ended March 31,
	2007		2006
	Amount	Percent of Net Operating Revenue	Amount			Percent of Net Operating Revenue
	(in thousands)		(in thousands)
Net operating revenue	$1,143,533	100.0%	$1,009,489			100.0%
Operating expenses:
Salaries and benefits	455,507	39.8	394,718			39.1
Supplies	158,514	13.9	142,213			14.1
Provision for doubtful accounts	121,469	10.6	82,732			8.2
Depreciation and amortization	52,651	4.6	42,900			4.2
Rent expense	21,146	1.9	19,777			2.0
Other operating expenses	193,489	16.9	174,155			17.2

Total operating expenses	1,002,776	87.7	856,495			84.8

Income from operations	140,757	12.3	152,994			15.2
Other income (expense):
Gains on sales of property, plant and equipment, net	668	0.1	1,629			0.2
Interest expense	(33,288)	(2.9)	(8,402)			(0.8)
Refinancing and debt modification costs	(761)	(0.1)	(4,628)			(0.5)

Income from continuing operations before minority interests and income taxes	107,376	9.4	141,593			14.1
Minority interests in earnings of consolidated entities	(171)	—	(658)			(0.1)

Income from continuing operations before income taxes	107,205	9.4	140,935			14.0
Provision for income taxes	(41,542)	(3.7)	(54,232)			(5.4)

Income from continuing operations	$65,663	5.7%	$86,703			8.6%

	Three Months Ended March 31,		Change			Percent Change
	2007	2006
Same Hospitals
Occupancy	49.2%	50.6%	(140)	bps	*	n/a
Patient days	350,903	360,664	(9,761)			(2.7)%
Admissions	81,670	82,473	(803)			(1.0)%
Adjusted admissions	135,303	134,480	823			0.6%
Emergency room visits	334,149	322,534	11,615			3.6%
Total surgeries	69,549	70,985	(1,436)			(2.0)%
Outpatient revenue percentage	48.2%	49.0%	(80)	bps		n/a
Inpatient revenue percentage	51.8%	51.0%	80	bps		n/a
Total Hospitals
Occupancy	48.9%	50.5%	(160)	bps		n/a
Patient days	367,374	363,862	3,512			1.0%
Admissions	85,358	83,166	2,192			2.6%
Adjusted admissions	142,078	135,627	6,451			4.8%
Emergency room visits	353,105	339,286	13,819			4.1%
Total surgeries	72,191	73,353	(1,162)			(1.6)%
Outpatient revenue percentage	48.6%	49.3%	(70)	bps		n/a
Inpatient revenue percentage	51.4%	50.7%	70	bps		n/a

*	basis points

Our net operating revenue during the 2007 Period was approximately $1,143.5 million as compared to $1,009.5 million during the 2006 Period. This change represented an increase of $134.0 million or 13.3%. Same hospitals provided approximately $68.2 million, or 50.9%, of the increase in net operating revenue as a result of increases in emergency room visits and reimbursement rates and favorable case mix trends. The remaining $65.8 million increase in net operating revenue was primarily attributable to the hospitals we acquired after December 31, 2005 and Physicians Regional Medical Center-Collier Boulevard, which opened on February 5, 2007.

Net operating revenue per adjusted admission at our same hospitals increased approximately 6.2% during the 2007 Period as compared to the 2006 Period. Contributing factors to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial providers.

Our provision for doubtful accounts during the 2007 Period grew 240 basis points to 10.6% of net operating revenue compared to 8.2% of net operating revenue during the 2006 Period. Such increase was primarily attributable to (i) the increased prevalence of uninsured and underinsured patients in the mix of patients we serve and (ii) the effects of the net operating revenue, accounts receivable and allowances for doubtful accounts policy modifications discussed at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1. Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net operating revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. As a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net operating revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure is important because it provides us with key information regarding the level of uncompensated patient care. For the 2007 Period and the 2006 Period, such percentage was determined to be 20.6% and 19.5%, respectively. The 110 basis point increase during the 2007 Period compared to the 2006 Period reflects the increased volume of uninsured and underinsured patient activity in our business.

Salaries and benefits as a percent of net operating revenue increased to 39.8% during the 2007 Period from 39.1% during the 2006 Period. This increase was partially attributable to an increase in total employed physicians that resulted, in part, from our May 1, 2006 acquisition of Cleveland Clinic-Naples Hospital (now known as Physicians Regional Medical Center-Pine Ridge (see Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1)). Same hospital salaries and benefits, exclusive of the impact of stock-based compensation, increased from 37.8% of net operating revenue during the 2006 Period to 38.1% during the 2007 Period. This increase was a result of our strategic initiatives to (i) hire more primary care physicians and family practitioners to improve and enhance referral patterns and (ii) employ physicians on a short-term basis in order to facilitate their entry into markets where our hospitals operate.

Other operating expenses as a percent of net operating revenue decreased from 17.2% during the 2006 Period to 16.9% during the 2007 Period. This decrease during the 2007 Period reflected our ability to control operating and administrative expenses while accommodating patient volume and acuity trends.

Interest expense increased from approximately $8.4 million during the 2006 Period to $33.3 million during the 2007 Period. Such increase was primarily attributable to (i) March 2007 borrowings of $2.75 billion under our New Credit Facilities (as described below) in connection with the recapitalization of our balance sheet on March 1, 2007, (ii) Non-Put Payments, as defined and described in the Third Supplemental Indenture with respect to our 1.50% Convertible Senior Subordinated Notes due 2023, which effectively increased our interest expense during the 2007 Period by approximately $4.1 million, and (iii) $400.0 million of 6.125% Senior Notes due 2016 that we issued on April 21, 2006. Slightly offsetting these increases were reduced interest costs from our revolving credit agreements due to a lower average outstanding balance during the 2007 Period when compared to the 2006 Period. See “Liquidity-Capital Resources, Credit Facilities” below and Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for discussion of our long-term debt arrangements.

In connection with our repurchase of certain of our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 on January 31, 2006, we wrote off approximately $4.6 million of deferred financing costs during the 2006 Period. We also wrote off $0.8 million of such costs during the 2007 Period in connection with the termination of our predecessor revolving credit agreement. Write-offs of deferred financing costs have been recorded as refinancing and debt modification costs in our Interim Condensed Consolidated Financial Statements in Item 1. See Note 4 to the Interim Condensed Consolidated Financial Statements for further discussion of our note repurchase and recent changes to our debt structure.

Our effective income tax rates were approximately 38.8% and 38.5% during the 2007 Period and the 2006 Period, respectively.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Below is a summary of our recent cash flow activity (in thousands).

	Three Months Ended March 31,
	2007	2006
Sources (uses) of cash and cash equivalents:
Operating activities	$76,128	$145,052
Investing activities	(53,923)	(131,907)
Financing activities	9,877	(8,574)
Discontinued operations	(321)	(364)

Net increase in cash and cash equivalents	$31,761	$4,207

Operating Activities

Our cash flows from continuing operating activities decreased approximately $68.9 million or 47.5% during the 2007 Period when compared to the 2006 Period. The decrease primarily related to (i) lower income from continuing operations during the 2007 Period compared to the 2006 Period, (ii) an increase in accounts receivable during the 2007 Period as a result of opening Physicians Regional Medical Center-Collier Boulevard in Naples, Florida on February 5, 2007, (iii) accounts receivable growth attributable to newly recruited physicians that were awaiting Medicare provider numbers during the 2007 Period and (iv) payments of bonuses and incentive compensation during the 2007 Period. Business interruption insurance proceeds of approximately $2.7 million and $5.0 million were included in cash flows from continuing operating activities during the 2007 Period and the 2006 Period, respectively. Such amounts have generally been utilized to make minor repairs and fund remediation efforts at the hospitals impacted by hurricane and storm activity.

Investing Activities

Cash used in investing activities during the 2007 Period consisted primarily of (i) approximately $69.7 million for additions to property, plant and equipment, which principally consisted of renovation and expansion projects at certain of our facilities and capital expenditures for completion of the construction of Physicians Regional Medical Center-Collier Boulevard, and (ii) a net increase in restricted funds of $2.8 million. Offsetting these cash outlays were cash receipts of approximately $18.6 million from sales of property, plant and equipment and insurance recoveries. Insurance proceeds have generally been utilized for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

During the 2006 Period, cash used in investing activities consisted primarily of (i) approximately $38.1 million paid for a hospital we acquired with an effective acquisition date of February 1, 2006, (ii) $94.8 million for additions to property, plant and equipment, which principally consisted of renovation and expansion projects at certain of our facilities, new hospital construction and capital expenditures for hospital replacement projects, and (iii) a net increase in restricted funds of $2.7 million. Offsetting these cash outlays were cash receipts of approximately $3.7 million from sales of property, plant and equipment.

Financing Activities

Cash provided by financing activities during the 2007 Period included (i) net cash proceeds of approximately $2,706.6 million from borrowings under our New Credit Facilities (as described below) in order to finance our special cash dividend on March 1, 2007 and repay $275.0 million under our predecessor revolving credit agreement, (ii) cash proceeds from exercises of stock options of $23.0 million and (iii) investments by minority shareholders of $7.7 million. In addition to approximately $300.5 million of principal payments on long-term debt and capital lease obligations, which included repurchases of certain of our convertible debt securities and the predecessor revolving credit agreement payment, cash used by financing activities during the 2007 Period included the payment of our special cash dividend in the aggregate amount of $2,425.2 million and payments for financing costs of $1.9 million. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for discussion of our long-term debt arrangements.

Cash provided by financing activities during the 2006 Period included (i) borrowings of $285.0 million under our predecessor revolving credit agreement in order to finance a hospital acquisition during such period and our repurchase of a portion of our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”) and (ii) cash proceeds from exercises of stock options of $1.7 million. As more fully discussed at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1, on January 31, 2006 we repurchased approximately $275.9 million of the New 2022 Notes, which represented the accreted value thereof on such date. Additionally, cash used by financing activities during the 2006 Period included dividend payments of approximately $14.4 million and distributions to minority shareholders of $1.9 million.

Discontinued Operations

The cash used in operating our discontinued operations during the 2007 Period and the 2006 Period was approximately $0.3 million and $0.4 million, respectively. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 for a discussion of our discontinued operations.

Days Sales Outstanding

On February 22, 2007, we announced a number of financial and quality objectives for the year ending December 31, 2007, including days sales outstanding, or DSO, which is calculated by dividing quarterly net operating revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable. Our DSO at March 31, 2007 was 52 days, which compares favorably to 53 days at December 31, 2006 and is within our published DSO objective range of 50 days to 56 days.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that carrybacks, reversals of existing taxable temporary differences and future taxable income will allow us to realize the deferred tax assets that are recognized in our condensed consolidated balance sheets.

Capital Resources

Credit Facilities

New Senior Secured Credit Facilities. On March 1, 2007, we completed a recapitalization of our balance sheet (hereinafter referred to as the “Recapitalization”). As part of the Recapitalization, we entered into agreements for $3.25 billion in new variable rate senior secured credit facilities (the “New Credit Facilities”), which closed on February 16, 2007. Such facilities were initially used to fund a special cash dividend of approximately $2.4 billion and repay all amounts outstanding (i.e., $275.0 million) under our predecessor revolving credit agreement, which was terminated on February 28, 2007. The New Credit Facilities consist of a seven-year $2.75 billion term loan (the “New Term Loan”) and a $500.0 million six-year revolving credit facility (the “New Revolving Credit Agreement”). The Recapitalization and the New Credit Facilities are discussed in further detail at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1.

The New Term Loan requires (i) quarterly principal payments to amortize 1% of the loan’s original face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. The New Revolving Credit Agreement allows us to borrow up to $500.0 million, including standby letters of credit. During the New Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Amounts outstanding under the New Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the New Credit Facilities, which is generally payable monthly in arrears, is based on (i) the LIBOR rate or (ii) the higher of the prime lending rate or the Federal Funds rate plus 0.50%. The effective interest rate includes a spread above our selected base rate and is subject to modification in the event that our debt ratings change. Additionally, we may elect differing base interest rates for the New Term Loan and the New Revolving Credit Agreement. Pursuant to the requirements of the agreements underlying the New Credit Facilities, during February 2007 we entered into a receive variable/pay fixed interest rate swap contract, which effectively provides for us to pay a fixed interest rate of 6.7445% for the seven-year term of the New Term Loan. As of May 4, 2007, our effective interest rate on the variable rate New Revolving Credit Agreement, which is not covered by the aforementioned interest rate swap contract, was approximately 7.3%; however, there were no amounts outstanding thereunder on such date.

Pursuant to the terms and conditions of the New Credit Facilities, limitations are imposed on us regarding the manner in which we can redeem some or all of the 2023 Notes (as described below). Should we use future proceeds from the New Credit Facilities for such redemption, we must meet certain financial ratios and, in some circumstances, we must maintain a specified minimum availability under the New Revolving Credit Agreement. If we elect to borrow funds other than under the New Credit Facilities or issue equity securities in order to fund a redemption of some or all of the 2023 Notes, we will be subject to separate requirements, including, among other things, a requirement that we maintain compliance with certain financial ratios. Furthermore, as set forth under the New Credit Facilities, such additional borrowed funds must be in the form of either permitted subordinated indebtedness or permitted senior unsecured indebtedness.

In addition to the annual principal payments of $27.5 million on the New Term Loan, we anticipate that the incremental interest payments under the New Credit Facilities during the year ending March 31, 2008 will range from approximately $190 million to $200 million. We intend to fund such required principal and interest payments with available cash balances, cash provided by operating activities and, if necessary, borrowings under the New Revolving Credit Agreement.

Promissory Demand Note. On August 26, 2005, we executed a $20.0 million unsecured Demand Promissory Note in favor of a bank, which is to be used as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the Demand Promissory Note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest outstanding under the Demand Promissory Note will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. The Demand Promissory Note’s effective interest rate on March 31, 2007 was approximately 6.1%; however, there were no amounts outstanding thereunder on such date.

Senior Debt Securities

6.125% Senior Notes due 2016 (the “Senior Notes”). As more fully discussed at Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, on April 21, 2006 we completed an underwritten public offering of $400.0 million of our Senior Notes. The Senior Notes mature on April 15, 2016 and bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on April 15 and October 15. We intend to fund our semi-annual interest payments with available cash balances, cash provided by operating activities and, if necessary, amounts available under the New Revolving Credit Agreement.

Convertible Debt Securities

1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). At March 31, 2007, approximately $574.7 million was outstanding under the 2023 Notes. The holders of the 2023 Notes may require us to repurchase such notes for their principal face value on August 1, 2008. Following the announcement of the Recapitalization, our credit ratings were downgraded, which constituted a triggering event under the 2023 Notes and caused such notes to become immediately convertible. Subsequent to March 31, 2007, no holders of the 2023 Notes have indicated to us an intent to convert their notes. Should some or all of the 2023 Notes be converted before August 1, 2008, we intend to fund such conversion with available cash balances, cash provided by operating activities and, if necessary, borrowings under the New Revolving Credit Agreement.

As more fully discussed at Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we modified the indenture that governs the 2023 Notes on June 30, 2006. Such modification requires us to make aggregate cash payments to the noteholders equal to 4.375% per annum of the principal face amount of the outstanding 2023 Notes, in arrears, on February 1 and August 1 of each year. We intend to fund such payments with available cash balances, cash provided by operating activities and, if necessary, amounts available under the New Revolving Credit Agreement.

Dividends

On January 17, 2007, we announced that our Board of Directors had declared a special cash dividend, payable on March 1, 2007, of $10.00 per share of common stock. This special cash dividend, which was a component of the Recapitalization, aggregated approximately $2.4 billion and was funded with the net proceeds from the New Term Loan. In light of the special cash dividend, we indefinitely suspended all future dividend payments.

Standby Letters of Credit

At March 31, 2007, we maintained approximately $24.8 million of standby letters of credit in favor of third parties with various expiration dates through March 1, 2008. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, amounts available under the New Revolving Credit Agreement.

Capital Expenditures

Among other things, our long-term business strategy calls for us to acquire additional hospitals that meet our acquisition criteria. Historically, acquisitions of hospitals accounted for a significant portion of our capital expenditures in any given fiscal year and/or quarter. We generally fund acquisitions, replacement hospitals and other ongoing capital expenditure requirements with available cash balances, cash generated from operating activities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. See Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for discussion of our recently completed acquisitions.

A number of hospital renovation and/or expansion projects were underway at March 31, 2007. We do not believe that any of these projects are individually significant or that they represent, in the aggregate, a substantial commitment of our resources. Moreover, we completed construction of our de novo general acute care hospital (100-bed Physicians Regional Medical Center-Collier Boulevard in Naples, Florida) during the 2007 Period. We are contractually obligated to commence construction of a replacement hospital at our Monroe, Georgia location on or before September 13, 2008. The aggregate cost for such project has not yet been determined but the underlying land parcel was acquired for cash in March 2006.

Minority Interest Equity Acquisitions

On April 16, 2007, we paid $32.0 million to a minority shareholder in order to acquire the 20% equity interests that we did not already own in each of the 176-bed Medical Center of Mesquite and the 172-bed Mesquite Community Hospital. Both such general acute care hospitals are located in Mesquite, Texas. We funded these transactions with our available cash balances. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 for further discussion of these purchases.

Hospital Divestitures

As more fully discussed at Note 5 to our Interim Condensed Consolidated Financial Statements in Item 1, we plan to divest three general acute care hospitals and certain affiliated entities; however, the timing of such dispositions is yet to be determined. We expect to utilize the net proceeds from these divestitures for general corporate purposes.

Contractual Obligations and Off-Balance Sheet Arrangements

As a result of the Recapitalization, our long-term debt contractual obligations changed materially from the amounts disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for further discussion of the recent changes to our debt structure and Quantitative and Qualitative Disclosures About Market Risk in Item 3 below for principal maturities of our long-term debt at March 31, 2007.

During the 2007 Period, there were no material changes to the off-balance sheet information provided by us in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006. Furthermore, we operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or results of operations or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q in order to reflect new information, future events or other developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

We are exposed to interest rate fluctuations, primarily as a result of our variable rate New Revolving Credit Agreement; however, there were no amounts outstanding thereunder at March 31, 2007. The interest rates on all of our other long-term debt at March 31, 2007 were fixed, due, in part, to our receive variable/pay fixed interest rate swap contract that is aligned with the New Term Loan. Accordingly, a hypothetical 10% change in interest rates would not have a material impact on us but increases in interest rates would correspondingly increase interest expense associated with our future borrowings. Other than the abovementioned interest rate swap contract, we did not use derivative financial instruments at March 31, 2007 to alter the interest rate characteristics of any of our debt. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for further discussion of our long-term debt and interest rate swap contract.

At March 31, 2007, the fair value and the carrying amount of our fixed rate debt, including capital lease obligations, were approximately $3,850.5 million and $3,795.9 million, respectively. The table below summarizes principal cash flows and weighted average interest rates by expected maturity dates.

	Years Ending March 31,
	2008	2009	2010	2011	2012	Thereafter	Totals
	(in thousands, except interest rates)
Fixed rate long-term debt, including capital leases	$49,839	$40,911	$39,681	$34,807	$32,343	$3,036,802	$3,234,383
Weighted average interest rates (a)	6.8%	6.5%	6.5%	6.6%	6.6%	6.7%	6.7%
Fixed rate convertible long-term debt	—	$574,733 (b)	—	—	$224	—	$574,957
Weighted average interest rates	—	4.4%	—	—	0.9%	—	4.4%

(a)	The effective interest rate on the New Term Loan has been fixed through an interest rate swap contract at 6.7445%.

(b)	For purposes of the above table, we assumed that we would repurchase all of the 2023 Notes on August 1, 2008 because the noteholders can unilaterally exercise their contractual rights to require us to repurchase some or all of their notes on such date.

Item 4.	Controls and Procedures.

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

On January 12, 2007, a settlement agreement was approved by the Circuit Court for the 11th Judicial Circuit in Miami-Dade County, Florida related to a class action lawsuit, Jose Manual Quintana v. Health Management Associates, Inc. Discussion of the lawsuit and settlement agreement from Item 3 of Part I to our Annual Report on Form 10-K for the year ended December 31, 2006 is incorporated herein by reference.

Item 6.	Exhibits.

See Index to Exhibits beginning on page 29 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date:	May 10, 2007	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10) Material Contracts

4.1	Credit Agreement dated as of February 16, 2007 among the Company; Bank of America, N.A., as Lender, Administrative Agent, Swing Line Lender and Letter of Credit (“L/C”) Issuer; Wachovia Bank, National Association, as Lender, Syndication Agent and L/C Issuer; Citicorp USA Inc., JPMorgan Chase Bank, N.A. and SunTrust Bank, as Lenders and Co-Documentation Agents; and certain other lenders that are parties thereto (includes form of Term B Note, form of Revolving Credit Note, form of Guaranty and form of Security Agreement), previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 16, 2007, is incorporated herein by reference.

*10.1	First Amendment to Employment Agreement between Health Management Associates, Inc. and William J. Schoen, dated February 6, 2007, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 6, 2007, is incorporated herein by reference.

*10.2	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated February 16, 2007, is incorporated herein by reference.

*10.3	Certain senior executive officer compensation information relative to performance-based measurement criteria for restricted stock awards under the Company’s 1996 Executive Incentive Compensation Plan, as amended, previously filed on the Company’s Current Report on Form 8-K dated March 28, 2007, is incorporated herein by reference.

*10.4	Form of Amended and Restated Restricted Stock Award Notice under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended, which incorporates certain modifications to the performance-based measurement criteria for restricted stock awards that have been granted to senior executive officers.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.