Form 10-Q
period 2007-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2007-08-07
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

(239) 598-3131

Registrant’s telephone number, including area code

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

At August 3, 2007, 242,465,469 shares of the registrant’s Class A common stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net operating revenue	$1,099,161	$996,866	$2,236,991	$2,003,462
Operating expenses:
Salaries and benefits	444,343	395,164	897,557	787,774
Supplies	149,862	138,397	307,768	280,370
Provision for doubtful accounts	150,629	90,116	271,835	173,251
Depreciation and amortization	53,937	43,762	105,775	85,934
Rent expense	21,058	20,714	42,228	40,488
Other operating expenses	198,684	170,669	391,626	344,816

Total operating expenses	1,018,513	858,822	2,016,789	1,712,633

Income from operations	80,648	138,044	220,202	290,829

Other income (expense):
Gains on sales of property, plant and equipment, net	2,585	411	3,260	2,040
Interest expense	(61,642)	(11,288)	(94,916)	(19,677)
Refinancing and debt modification costs	—	—	(761)	(4,628)

Income from continuing operations before minority interests and income taxes	21,591	127,167	127,785	268,564
Minority interests in earnings of consolidated entities	(217)	(1,077)	(388)	(1,735)

Income from continuing operations before income taxes	21,374	126,090	127,397	266,829
Provision for income taxes	(8,291)	(48,707)	(49,375)	(102,865)

Income from continuing operations	13,083	77,383	78,022	163,964
Income (loss) from discontinued operations, net of income taxes	(1,177)	(78)	(1,077)	554

Net income	$11,906	$77,305	$76,945	$164,518

Earnings (loss) per share:
Basic
Continuing operations	$0.05	$0.32	$0.32	$0.68
Discontinued operations	—	—	—	—

Net income	$0.05	$0.32	$0.32	$0.68

Diluted
Continuing operations	$0.05	$0.32	$0.31	$0.68
Discontinued operations	—	—	—	—

Net income	$0.05	$0.32	$0.31	$0.68

Dividends per share	$—	$0.06	$10.00	$0.12

Weighted average number of shares outstanding:
Basic	242,355	240,842	242,016	240,765

Diluted	246,794	243,561	245,609	243,491

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,412	$66,814
Accounts receivable, net	642,033	633,555
Supplies, prepaid expenses and other assets	149,756	150,320
Restricted funds	33,037	20,609
Deferred income taxes	148,289	94,206
Assets of discontinued operations	88,525	88,830

Total current assets	1,172,052	1,054,334

Property, plant and equipment	3,512,787	3,395,279
Accumulated depreciation and amortization	(1,070,715)	(993,179)

Net property, plant and equipment	2,442,072	2,402,100

Restricted funds	61,211	58,986
Goodwill	899,290	898,413
Deferred charges and other assets	189,453	77,119

Total assets	$4,764,078	$4,490,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200,833	$154,229
Income taxes payable	73,291	17,435
Accrued expenses and other liabilities	276,721	255,656
Current maturities of long-term debt and capital lease obligations	50,291	44,437
Liabilities of discontinued operations	978	908

Total current liabilities	602,114	472,665

Deferred income taxes	131,546	109,790
Other long-term liabilities	152,889	149,882
Long-term debt and capital lease obligations, less current maturities	3,736,427	1,296,403
Minority interests in consolidated entities	19,706	56,090

Total liabilities	4,642,682	2,084,830

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 276,776 and 275,025 shares issued at June 30, 2007 and December 31, 2006, respectively	2,768	2,750
Accumulated other comprehensive income, net of income taxes	36,740	654
Additional paid-in capital	612,191	632,037
Retained earnings	28,772	2,329,756

	680,471	2,965,197
Treasury stock, 34,318 shares of common stock, at cost	(559,075)	(559,075)

Total stockholders’ equity	121,396	2,406,122

Total liabilities and stockholders’ equity	$4,764,078	$4,490,952

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$76,945	$164,518
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	108,193	85,934
Provision for doubtful accounts	271,835	173,251
Stock-based compensation expense	9,860	9,634
Minority interests in earnings of consolidated entities	388	1,735
Gains on sales of property, plant and equipment, net	(3,260)	(2,040)
Write-offs of deferred financing costs	761	4,628
Deferred income tax (benefit) expense	(41,671)	2,314
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(293,914)	(243,404)
Supplies, prepaid expenses and other assets	(2,524)	14,624
Accounts payable	47,782	15,057
Income taxes payable	38,958	(441)
Accrued expenses and other liabilities	9,471	32,427
Equity compensation excess income tax benefit	(273)	(101)
Loss (income) from discontinued operations, net	1,077	(554)

Net cash provided by continuing operating activities	223,628	257,582

Cash flows from investing activities:
Acquisitions of hospitals, minority interests and other	(36,127)	(182,566)
Additions to property, plant and equipment	(146,077)	(176,343)
Proceeds from sales of property, plant and equipment and insurance recoveries	21,978	4,200
Increases in restricted funds, net	(12,267)	(20,228)

Net cash used in continuing investing activities	(172,493)	(374,937)

Cash flows from financing activities:
Net proceeds from long-term borrowings	2,706,735	831,707
Principal payments on debt and capital lease obligations	(313,777)	(684,735)
Proceeds from exercises of stock options	24,719	5,200
Purchases of treasury stock	—	(1,181)
Payments of financing costs	(3,277)	(494)
Investments by minority shareholders	8,456	—
Cash distributions to minority shareholders	(2,497)	(1,896)
Equity compensation excess income tax benefit	273	101
Payments of cash dividends	(2,425,217)	(28,880)

Net cash provided by (used in) continuing financing activities	(4,585)	119,822

Net increase in cash and cash equivalents before discontinued operations	46,550	2,467
Net increase (decrease) in cash and cash equivalents from discontinued operations:
Operating activities	(2,051)	5,132
Investing activities	(773)	(1,483)
Financing activities	(128)	(158)

Net increase in cash and cash equivalents	43,598	5,958
Cash and cash equivalents at beginning of the period	66,814	69,909

Cash and cash equivalents at end of the period	$110,412	$75,867

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

1. Business, Basis of Presentation and Other

Health Management Associates, Inc. (“we,” “our” or “us”) and our subsidiaries provide health care services to patients in owned and leased facilities located primarily in the southeastern and southwestern United States. As of June 30, 2007, we operated 61 general acute care hospitals in 16 states with a total of 8,668 licensed beds. At such date, eighteen and eleven of our hospitals were located in Florida and Mississippi, respectively. See Notes 3 and 5 for information concerning acquisition and divestiture activity, including our sale of two Virginia-based general acute care hospitals and certain affiliated entities subsequent to June 30, 2007.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which include the following entities that we sold after June 30, 2007 or we intend to sell later in 2007: Southwest Regional Medical Center in Little Rock, Arkansas; Summit Medical Center in Van Buren, Arkansas; Lee Regional Medical Center in Pennington Gap, Virginia; Mountain View Regional Medical Center in Norton, Virginia; and certain health care entities affiliated with such hospitals. Discontinued operations also include the psychiatric hospitals in Tequesta, Florida (SandyPines) and Orlando, Florida (University Behavioral Center) that were sold on September 1, 2006 along with certain dormant real property. See Note 5 for information regarding our discontinued operations.

The condensed consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The interim condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited; however, such interim financial statements reflect all adjustments (only consisting of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Due to the seasonal nature of our business, among other things, our results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

Total comprehensive income for the three and six months ended June 30, 2007 was approximately $48.4 million and $113.0 million, respectively, and for the three and six months ended June 30, 2006 was approximately $77.2 million and $164.6 million, respectively. The differences between net income and total comprehensive income related to after-tax (i) changes in the unrealized gains and losses of our available-for-sale securities and (ii) changes in the fair value of our interest rate swap contract during the three and six months ended June 30, 2007. See Note 4 for information regarding our interest rate swap contract.

Certain amounts in the interim condensed consolidated financial statements have been reclassified in the prior year to conform to the current year presentation. Such reclassifications include, but are not limited to, adjustments to cash and cash equivalents at June 30, 2006 in connection with our October 1, 2005 adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. For further discussion, see Note 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of outstanding common shares. Diluted earnings per share is computed on the basis of the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, primarily computed using the treasury stock method. The table below sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerators:
Income from continuing operations	$13,083	$77,383	$78,022	$163,964
Effect of convertible debt interest expense	—	1	—	1

Numerator for diluted earnings per share from continuing operations	13,083	77,384	78,022	163,965
Income (loss) from discontinued operations, net	(1,177)	(78)	(1,077)	554

Numerator for diluted earnings per share (net income)	$11,906	$77,306	$76,945	$164,519

Denominators:
Denominator for basic earnings per share – weighted average outstanding shares	242,355	240,842	242,016	240,765
Effect of dilutive securities:
Stock options and other stock-based compensation	4,438	2,713	3,592	2,720
Convertible debt	1	6	1	6

Denominator for diluted earnings per share	246,794	243,561	245,609	243,491

Earnings (loss) per share:
Basic
Continuing operations	$0.05	$0.32	$0.32	$0.68
Discontinued operations	—	—	—	—

Net income	$0.05	$0.32	$0.32	$0.68

Diluted
Continuing operations	$0.05	$0.32	$0.31	$0.68
Discontinued operations	—	—	—	—

Net income	$0.05	$0.32	$0.31	$0.68

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Acquisitions and Other Related Activity (continued)

2007 Joint Venture and Other Activity. On January 23, 2007, we completed a joint venture transaction with respect to Riverview Regional Medical Center, a 281-bed general acute care hospital in Gadsden, Alabama. As a result of this transaction and subsequent investments, sixty-six physicians own an aggregate equity interest of approximately 12% in the joint venture and participate in the hospital’s governance. We continue to own the majority equity interest in the joint venture and manage the hospital’s day-to-day operations. In connection with these transactions, we received cumulative cash proceeds of approximately $8.5 million; however, we recorded no gain or loss thereon.

We opened our newly constructed 100-bed general acute care hospital, Physicians Regional Medical Center-Collier Boulevard in Naples, Florida, on February 5, 2007.

On April 16, 2007, we paid $32.0 million to a minority shareholder in order to acquire the 20% equity interests that we did not already own in each of the 176-bed Dallas Regional Medical Center at Galloway (formerly Medical Center of Mesquite) and the 172-bed Woman’s Hospital at Dallas Regional Medical Center (formerly Mesquite Community Hospital). Both such general acute care hospitals are located in Mesquite, Texas and are now wholly owned by us. In connection with these two acquisitions, which resulted from the minority shareholder exercising its contractual right to require us to purchase its equity interests, the carrying value of our property, plant and equipment was reduced by approximately $10.7 million.

4. Long-Term Debt

Our long-term debt consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Revolving credit facilities	$—	$275,000
New Term Loan (as described below)	2,743,125	—
1.50% Convertible Senior Subordinated Notes due 2023	564,783	564,473
6.125% Senior Notes due 2016	396,756	396,571
2022 Notes and New 2022 Notes (as described below)	—	11,296
Installment notes and other unsecured long-term debt	11,951	23,142
Mortgage note	8,465	8,594
Capital lease obligations	61,638	61,764

	3,786,718	1,340,840
Less current maturities	(50,291)	(44,437)

Long-term debt and capital lease obligations, less current maturities	$3,736,427	$1,296,403

New Senior Secured Credit Facilities. On March 1, 2007, we completed a recapitalization of our balance sheet (the “Recapitalization”), which included the following principal features:

(i)	payment of a special cash dividend of $10.00 per share of our common stock, resulting in a total distribution of approximately $2.4 billion, and

(ii)	$3.25 billion in new variable rate senior secured credit facilities (the “New Credit Facilities”), which closed on February 16, 2007. Such facilities were initially used to fund the special cash dividend and repay all amounts outstanding (i.e., $275.0 million) under our predecessor revolving credit agreement.

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

We can elect whether interest on the New Credit Facilities, which is generally payable quarterly in arrears, utilizes LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in the event that our debt ratings change. Additionally, we may elect differing base interest rates for the New Term Loan and the New Revolving Credit Agreement. Pursuant to the requirements of the agreements underlying the New Credit Facilities, during February 2007 we entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the New Term Loan. The interest rate swap contract provides for the effective payment of interest by us at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the New Term Loan. At June 30, 2007, approximately $36.0 million of the New Term Loan was not covered by the interest rate swap contract and, accordingly, such amount is subject to the New Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 7.1% on June 30, 2007 and for approximately 90 days thereafter). We determined that the interest rate swap contract was a perfectly effective hedge instrument during the three and six months ended June 30, 2007. Therefore, the increases in the fair value of the interest rate swap contract during such periods of approximately $55.4 million and $54.0 million, respectively, were recognized as components of other comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Our effective interest rate on the variable rate New Revolving Credit Agreement, which is not covered by the aforementioned interest rate swap contract, was approximately 7.3% on August 3, 2007. Although there were no amounts outstanding under the New Revolving Credit Agreement on such date, standby letters of credit in favor of third parties of approximately $36.5 million reduced the amount available for borrowing under that credit facility to $463.5 million.

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

Pursuant to the terms and conditions of the New Credit Facilities, limitations are imposed on us regarding the manner in which we can redeem some or all of our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). Should we use future proceeds from the New Credit Facilities for such a redemption, we must meet certain financial ratios and, in some circumstances, we must maintain a specified minimum availability under the New Revolving Credit Agreement. If we elect to borrow funds other than under the New Credit Facilities or issue equity securities in order to fund a redemption of some or all of the 2023 Notes, we will be subject to separate requirements, including, among other things, a requirement that we maintain compliance with certain financial ratios. Furthermore, as set forth under the New Credit Facilities, such additional borrowed funds must be in the form of either permitted subordinated indebtedness or permitted senior unsecured indebtedness.

In connection with the closing of the New Credit Facilities, we incurred approximately $47.7 million of financing costs that have been capitalized on our balance sheet. Such costs are being amortized to interest expense using the effective interest method.

2022 Notes. On January 26, 2007, the holders of $150,000 in principal face value Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”) exercised their contractual right to require us to repurchase their notes. As a result, we were obligated to repurchase such 2022 Notes on January 30, 2007 at their accreted value of approximately $132,000; however, the holders of certain 2022 Notes did not require us to repurchase their notes. In June 2007, we exercised our contractual right to repurchase all of the then outstanding 2022 Notes. In connection therewith, such notes were redeemed prior to July 1, 2007 at their accreted value of approximately $9,700.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Long-Term Debt (continued)

New 2022 Notes. On January 26, 2007 and January 30, 2006, the holders of approximately $12.5 million and $317.3 million, respectively, in principal face value Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”) exercised their contractual right to require us to repurchase their notes. As a result, we were obligated to repurchase such New 2022 Notes at their accreted values of approximately $11.0 million and $275.9 million, respectively; however, the holders of certain New 2022 Notes did not require us to repurchase their notes. In June 2007, we exercised our contractual right to repurchase all of the then outstanding New 2022 Notes. In connection therewith, such notes were redeemed prior to July 1, 2007 at their accreted value of approximately $16,700. As a result of the New 2022 Note repurchases, we wrote off approximately $0.1 million and $4.6 million of deferred financing costs during the six months ended June 30, 2007 and 2006, respectively.

2023 Notes. Upon the occurrence of certain events, the 2023 Notes become convertible into cash and, in limited situations, shares of our common stock at a predetermined conversion rate, which is subject to mandatory adjustment in some circumstances. As a result of the Recapitalization, (i) the conversion rate was adjusted to 71.8108 shares of our common stock for each $1,000 principal amount of 2023 Notes converted and (ii) the 2023 Notes become convertible when our common stock trades at a level of $18.103 per share for at least twenty of the thirty trading days prior to the conversion or as a result of a triggering event pursuant to the terms and conditions of the underlying indenture. Following the announcement of the Recapitalization, our credit ratings were downgraded, which constituted a triggering event under the 2023 Notes and caused such notes to become immediately convertible. Subsequent to June 30, 2007, no holders of the 2023 Notes have indicated to us an intent to convert their notes.

Senior Debt Securities. On April 21, 2006, we completed an underwritten public offering of $400.0 million of 6.125% Senior Notes due 2016 (the “Senior Notes”). Such notes were initially unsecured obligations; however, as a result of the Recapitalization, the Senior Notes are now secured pari passu with the New Credit Facilities.

If any of our subsidiaries are required to issue a guaranty in favor of the lenders under any credit facility ranking equal with the Senior Notes, such subsidiaries are also required, under the terms of the Senior Notes, to issue a guaranty for the benefit of the holders of the Senior Notes on substantially the same terms and conditions as the guaranty issued to such other lender. As a result of the Recapitalization and the guarantees provided to the lenders under the New Credit Facilities, our subsidiaries (other than certain exempted subsidiaries) provided guarantees of payment to the holders of the Senior Notes. See Note 9 for condensed consolidating financial statements wherein guarantor and non-guarantor information is disclosed.

General. Primarily as a result of the borrowing availability under the New Revolving Credit Agreement, no amounts attributable to the 2023 Notes were classified as current liabilities at either June 30, 2007 or December 31, 2006.

During the six months ended June 30, 2007, we wrote off approximately $0.7 million of deferred financing costs in connection with the termination of our predecessor revolving credit agreement.

At June 30, 2007, we were in compliance with the financial and other covenants contained in our debt agreements.

5. Discontinued Operations

Our discontinued operations during the periods presented herein include: 79-bed Southwest Regional Medical Center in Little Rock, Arkansas; 103-bed Summit Medical Center in Van Buren, Arkansas; 80-bed Lee Regional Medical Center in Pennington Gap, Virginia; 133-bed Mountain View Regional Medical Center in Norton, Virginia; and certain health care entities affiliated with such hospitals. During the three months ended June 30, 2007, we determined that we would not divest 76-bed Williamson Memorial Hospital in Williamson, West Virginia and certain of its affiliated entities as was previously anticipated. Accordingly, all periods presented herein include the operations of such West Virginia entities in continuing operations.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Discontinued Operations (continued)

On July 31, 2007, we completed the sale of the two aforementioned Virginia hospitals. The aggregate selling price was $70.0 million, plus a working capital adjustment that is subject to future modification, and was paid in cash. We intend to use the after-tax net proceeds from this sale to repay debt under the New Term Loan. We are currently exploring various alternatives to dispose of our Arkansas facilities; however, the timing of such dispositions has not yet been determined.

On September 1, 2006, we sold our two psychiatric hospitals in Florida (80-bed SandyPines in Tequesta and 104-bed University Behavioral Center in Orlando) and certain real property in Lakeland, Florida that was operated as an inpatient psychiatric facility through December 31, 2000. Such entities are also considered to be discontinued operations.

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

The underlying details of discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net operating revenue	$25,714	$32,623	$53,668	$66,678
Costs and expenses:
Salaries and benefits	12,869	16,432	26,084	33,495
Provision for doubtful accounts	4,094	2,251	7,831	4,569
Depreciation and amortization	553	1,629	1,398	3,235
Other operating expenses	10,105	12,392	20,074	24,428

Total operating expenses	27,621	32,704	55,387	65,727

Income (loss) from operations	(1,907)	(81)	(1,719)	951
Other expenses, net	(15)	(45)	(39)	(58)

Income (loss) before income taxes	(1,922)	(126)	(1,758)	893
Income tax benefit (expense)	745	48	681	(339)

Income (loss) from discontinued operations	$(1,177)	$(78)	$(1,077)	$554

The major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2007	December 31, 2006
Supplies, prepaid expenses and other assets	$4,942	$4,847
Long-lived assets and goodwill	83,583	83,983

Total assets of discontinued operations	$88,525	$88,830

Liabilities of discontinued operations (principally accrued expenses and other liabilities)	$978	$908

6. Income Taxes

During June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). Among other things, FIN 48 prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. FIN 48 requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is “more likely than not” (i.e., more than a 50% likelihood) that the income tax position will be sustained based solely on its technical merits. When making this assessment, management must assume that the

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Income Taxes (continued)

responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information. The new accounting guidance also clarifies the method of accruing for interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company’s income tax returns and the benefits recognized in the financial statements. Additionally, FIN 48 requires significant new and expanded footnote disclosures in all annual periods.

We adopted FIN 48 with an effective date of January 1, 2007. Retrospective application of FIN 48 was prohibited. In accordance with the transitional provisions of FIN 48, we recorded a cumulative effect adjustment to reduce retained earnings by approximately $4.7 million on January 1, 2007. During the six months ended June 30, 2007, we recorded $1.5 million of unrecognized income tax benefits for current period tax positions. During the three months ended June 30, 2007, we recognized $0.6 million of such previously unrecognized income tax benefit. The liabilities for unrecognized income tax benefits at June 30, 2007 and January 1, 2007 were approximately $34.1 million and $32.6 million, respectively.

Included in our unrecognized income tax benefits at both June 30, 2007 and January 1, 2007 were approximately $9.0 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than interest and penalties, the disallowance of such deductions in the short-term would not affect our annual or quarterly effective income tax rates but would accelerate payments to certain taxing authorities.

We file numerous consolidated and separate federal and state income tax returns. With a few exceptions, we are no longer subject to federal and state income tax examinations for fiscal years before September 30, 2004. We do not expect significant changes to the FIN 48 reserve over the next year due to current audits and potential statute extensions.

We recognize interest and penalties related to unrecognized income tax benefits in the provision for income taxes. During the three and six months ended June 30, 2007, we recognized approximately $1.3 million and $2.2 million, respectively, for interest and penalties. At June 30, 2007 and January 1, 2007, we had accrued approximately $7.4 million and $5.2 million, respectively, for interest and penalties.

7. Other Significant Matters

Net Operating Revenue, Accounts Receivable and Allowances for Doubtful Accounts. As a result of a recent class action lawsuit settlement that involved billings to uninsured patients, we began discounting our gross charges to uninsured patients for non-elective procedures by 60% in February 2007 (no such discounts were previously provided by us). In connection with this change, we recorded approximately $153.3 million and $270.4 million of uninsured self-pay patient revenue discounts during the three and six months ended June 30, 2007, respectively. Concurrent with our new discounting policy, we modified our allowance for doubtful accounts reserve policy for self-pay patients. After the implementation of the discounting policy but prior to June 30, 2007, self-pay accounts that were aged less than 300 days from the date that the services were rendered were reserved at 60% of their discounted amount and, consistent with our other commercial and governmental payors, reserved at 100% when the account aged 300 days from the date of discharge. For a discussion of our corresponding allowance for doubtful accounts accounting policies prior to February 2007, see Note 1(g) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

As a result of (i) a recently completed cash collection analysis that evaluated the adequacy of the February 2007 self-pay reserve policy modification and (ii) deterioration in our self-pay accounts receivable balances, we concluded that it was necessary to reserve a greater portion of self-pay accounts receivable. Accordingly, effective June 30, 2007, we further modified our reserve policy for self-pay patients to increase our reserves for those accounts that are aged less than 300 days from the date that the services were rendered. As a result of this change in estimate, we recognized a $39.0 million increase in our provision for doubtful accounts during the three and six months ended June 30, 2007, thereby reducing net income and diluted earnings per share by approximately $23.9 million and $0.10, respectively, during both such periods. We believe that this change in self-pay patient allowances for doubtful accounts appropriately addresses our risk of collection pertaining to the accounts receivable balances after application of the 60% discount.

In the ordinary course of business, we provide services to patients who are financially unable to pay for their care. Accounts characterized as charity and indigent care are not recognized in net operating revenue. Prior to January 1, 2007, our policy and practice was to forego collection of a patient’s entire account balance upon determining that the patient qualifies under a hospital’s local charity care and/or indigent policy. Commencing January 1, 2007, we implemented a uniform

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Other Significant Matters (continued)

company-wide policy wherein patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and our collection agencies pursue payments on accounts receivable from patients that do not meet such criteria. We monitor the levels of charity and indigent care provided by our hospitals and the procedures employed to identify and account for these patients.

Physician and Physician Group Guarantees. We are committed to providing certain financial assistance pursuant to recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that our hospitals serve. At June 30, 2007, we were committed to non-cancelable guarantees of approximately $32.6 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s or physician group’s private practice during the contractual measurement periods, which generally do not exceed one year. We believe that the estimated liabilities for physician and physician group guarantees that are recorded in the condensed consolidated balance sheets, including approximately $10.7 million at June 30, 2007, are adequate and reasonable; however, there can be no assurances that the ultimate liability for such guarantees will not exceed our estimates.

2006 Outside Director Restricted Stock Award Plan. In light of the Recapitalization, our Board of Directors amended the 2006 Outside Director Restricted Stock Award Plan (the “Plan”) on May 15, 2007. Specifically, the Plan was amended to (i) increase the annual awards to each outside director from 3,500 restricted shares to 12,000 restricted shares, commencing January 1, 2008, and (ii) increase the number of shares still eligible for grant under the Plan from 151,000 to 353,740. There were no other modifications to the Plan.

Stock-Based Compensation. As part of the initial compensation package for our new Executive Vice President and Chief Operating Officer, who began serving in such capacity on July 1, 2007, the Compensation Committee of the Board of Directors approved a sign-on bonus that included a deferred stock award of 100,000 shares of our common stock that vests 20% on each anniversary date over five years of continued employment. The deferred stock award was issued under our 1996 Executive Incentive Compensation Plan.

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

8. Contingencies

Ascension Health Dispute. On February 14, 2006, we announced that we terminated non-binding negotiations with Ascension Health (“Ascension”) and withdrew our non-binding offer to acquire Ascension’s St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management Associates, Inc. (referred to as the “Company” for Note 8 purposes), styled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that the Company (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $35 million in damages. On July 17, 2007, the Company removed the case to the United States District Court for the Southern District of Georgia, Augusta Division.

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe we breached a confidentiality agreement. Accordingly, we consider the lawsuit filed by the Ascension subsidiaries to be without merit and we intend to vigorously defend the Company against the allegations.

Alleged Securities Class Action Lawsuits. On August 2, 2007, the Company and three of its senior executive officers and directors were named as parties to a putative class action lawsuit, styled Florence Cole et al. v. Health Management Associates, Inc. et al., which was filed in the United States District Court for the Middle District of Florida. This action purports to be brought on behalf of all similarly situated persons who purchased the Company’s securities during the period January 17, 2007 through July 30, 2007 (the “Class Period”). The lawsuit alleges, among other things, that the Company violated federal securities laws by issuing a series of material misrepresentations and/or omitting to disclose material information during the Class Period, thereby artificially inflating the price of the Company’s securities. The plaintiff

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Contingencies (continued)

seeks, among other things, (i) a determination that the action is a proper class action and (ii) awards for damages and interest, reasonable costs and expenses. Additional similar actions have been brought subsequently and other similar actions may be brought in the future against the Company and its officers and directors. We believe that the allegations in the abovementioned lawsuit and similar allegations are without merit and we intend to vigorously defend the Company and its officers and directors against all such allegations.

General. As it is not possible to estimate the ultimate loss, if any, relating to the abovementioned lawsuits, no loss accruals have been recorded for these matters at June 30, 2007 or December 31, 2006. We are also a party to various other legal actions arising out of the normal course of our business; however, we believe that the ultimate resolution of such actions will not have a material adverse effect on our financial position, results of operations or liquidity. Nevertheless, due to uncertainties inherent in litigation, the ultimate disposition of these actions cannot be presently determined.

9. Condensed Consolidating Financial Statements

Health Management Associates, Inc. (referred to as the “Parent” for Note 9 purposes) is the primary obligor under the New Credit Facilities and the Senior Notes discussed at Note 4. Certain of the Parent’s subsidiaries (the “Guarantor Subsidiaries”) provide joint and several unconditional guarantees as to payment for borrowings under such credit agreements; however, other Parent subsidiaries (the “Non-Guarantor Subsidiaries”) have not been required to provide any such guarantees. Below are schedules presenting condensed consolidating financial statements as of June 30, 2007 and December 31, 2006, as well as the three and six months ended June 30, 2007 and 2006.

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

June 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Current assets:
Cash and cash equivalents	$86,244	$21,392	$2,776	$—	$110,412
Accounts receivable, net	3,179	552,478	86,376	—	642,033
Other current assets	11,237	126,060	45,496	—	182,793
Deferred income taxes	148,289	—	—	—	148,289
Assets of discontinued operations	—	—	88,525	—	88,525

Total current assets	248,949	699,930	223,173	—	1,172,052
Property, plant and equipment, net	51,829	2,288,257	101,986	—	2,442,072
Investments in subsidiaries	3,805,778	—	—	(3,805,778)	—
Goodwill	—	866,692	32,598	—	899,290
Other long-term assets	122,643	33,283	94,738	—	250,664

Total assets	$4,229,199	$3,888,162	$452,495	$(3,805,778)	$4,764,078

Current liabilities:
Accounts payable	$19,426	$172,000	$9,407	$—	$200,833
Accrued expenses, income taxes payable and other liabilities	175,848	119,880	54,284	—	350,012
Current maturities of long-term debt and capital lease obligations	27,848	21,683	760	—	50,291
Liabilities of discontinued operations	—	—	978	—	978

Total current liabilities	223,122	313,563	65,429	—	602,114
Deferred income taxes	131,546	—	—	—	131,546
Long-term debt and capital lease obligations, less current maturities	3,685,243	49,339	1,845	—	3,736,427
Other long-term liabilities	48,186	20,948	83,755	—	152,889
Minority interests in consolidated entities	19,706	—	—	—	19,706

Total liabilities	4,107,803	383,850	151,029	—	4,642,682
Net assets, including amounts due to/from the Parent	—	3,504,312	301,466	(3,805,778)	—
Total stockholders’ equity	121,396	—	—	—	121,396

Total liabilities and stockholders’ equity	$4,229,199	$3,888,162	$452,495	$(3,805,778)	$4,764,078

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

December 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Current assets:
Cash and cash equivalents	$73,162	$(4,156)	$(2,192)	$—	$66,814
Accounts receivable, net	28,316	525,148	80,091	—	633,555
Other current assets	9,981	122,352	38,596	—	170,929
Deferred income taxes	94,206	—	—	—	94,206
Assets of discontinued operations	—	—	88,830	—	88,830

Total current assets	205,665	643,344	205,325	—	1,054,334
Property, plant and equipment, net	56,636	2,246,865	98,599	—	2,402,100
Investments in subsidiaries	3,709,662	—	—	(3,709,662)	—
Goodwill	—	865,815	32,598	—	898,413
Other long-term assets	24,361	21,609	90,135	—	136,105

Total assets	$3,996,324	$3,777,633	$426,657	$(3,709,662)	$4,490,952

Current liabilities:
Accounts payable	$19,599	$126,600	$8,030	$—	$154,229
Accrued expenses, income taxes payable and other liabilities	108,909	114,923	49,259	—	273,091
Current maturities of long-term debt and capital lease obligations	20,674	20,945	2,818	—	44,437
Liabilities of discontinued operations	—	—	908	—	908

Total current liabilities	149,182	262,468	61,015	—	472,665
Deferred income taxes	109,790	—	—	—	109,790
Long-term debt and capital lease obligations, less current maturities	1,226,656	57,593	12,154	—	1,296,403
Other long-term liabilities	48,484	22,158	79,240	—	149,882
Minority interests in consolidated entities	56,090	—	—	—	56,090

Total liabilities	1,590,202	342,219	152,409	—	2,084,830
Net assets, including amounts due to/from the Parent	—	3,435,414	274,248	(3,709,662)	—
Total stockholders’ equity	2,406,122	—	—	—	2,406,122

Total liabilities and stockholders’ equity	$3,996,324	$3,777,633	$426,657	$(3,709,662)	$4,490,952

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net operating revenue	$18,231	$994,824	$104,337	$(18,231)	$1,099,161
Total operating expenses	23,790	879,915	133,039	(18,231)	1,018,513

Income (loss) from operations	(5,559)	114,909	(28,702)	—	80,648
Gains (losses) on sales of property, plant and equipment, net	—	2,602	(17)	—	2,585
Interest expense	(60,259)	(1,337)	(46)	—	(61,642)

Income (loss) from continuing operations before minority interests and income taxes	(65,818)	116,174	(28,765)	—	21,591
Minority interests in earnings of consolidated entities	(217)	—	—	—	(217)

Income (loss) from continuing operations before income taxes	(66,035)	116,174	(28,765)	—	21,374
Income tax (expense) benefit	25,578	(45,015)	11,146	—	(8,291)

Income (loss) from continuing operations	(40,457)	71,159	(17,619)	—	13,083
Loss from discontinued operations, net of income taxes	—	—	(1,177)	—	(1,177)
Equity in the earnings of consolidated subsidiaries	52,363	—	—	(52,363)	—

Net income (loss)	$11,906	$71,159	$(18,796)	$(52,363)	$11,906

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net operating revenue	$18,723	$901,578	$95,288	$(18,723)	$996,866
Total operating expenses	15,620	764,000	97,925	(18,723)	858,822

Income (loss) from operations	3,103	137,578	(2,637)	—	138,044
Gains on sales of property, plant and equipment, net	—	411	—	—	411
Interest expense	(10,005)	(1,078)	(205)	—	(11,288)

Income (loss) from continuing operations before minority interests and income taxes	(6,902)	136,911	(2,842)	—	127,167
Minority interests in earnings of consolidated entities	(1,077)	—	—	—	(1,077)

Income (loss) from continuing operations before income taxes	(7,979)	136,911	(2,842)	—	126,090
Income tax (expense) benefit	2,239	(52,026)	1,080	—	(48,707)

Income (loss) from continuing operations	(5,740)	84,885	(1,762)	—	77,383
Loss from discontinued operations, net of income taxes	—	—	(78)	—	(78)
Equity in the earnings of consolidated subsidiaries	83,045	—	—	(83,045)	—

Net income (loss)	$77,305	$84,885	$(1,840)	$(83,045)	$77,305

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net operating revenue	$36,230	$2,020,430	$216,561	$(36,230)	$2,236,991
Total operating expenses	49,698	1,740,672	262,649	(36,230)	2,016,789

Income (loss) from operations	(13,468)	279,758	(46,088)	—	220,202
Gains (losses) on sales of property, plant and equipment, net	703	2,582	(25)	—	3,260
Interest expense	(92,200)	(2,533)	(183)	—	(94,916)
Refinancing and debt modification costs	(761)	—	—	—	(761)

Income (loss) from continuing operations before minority interests and income taxes	(105,726)	279,807	(46,296)	—	127,785
Minority interests in earnings of consolidated entities	(388)	—	—	—	(388)

Income (loss) from continuing operations before income taxes	(106,114)	279,807	(46,296)	—	127,397
Income tax (expense) benefit	41,110	(108,425)	17,940	—	(49,375)

Income (loss) from continuing operations	(65,004)	171,382	(28,356)	—	78,022
Loss from discontinued operations, net of income taxes	—	—	(1,077)	—	(1,077)
Equity in the earnings of consolidated subsidiaries	141,949	—	—	(141,949)	—

Net income (loss)	$76,945	$171,382	$(29,433)	$(141,949)	$76,945

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net operating revenue	$37,364	$1,823,423	$180,039	$(37,364)	$2,003,462
Total operating expenses	39,823	1,528,820	181,354	(37,364)	1,712,633

Income (loss) from operations	(2,459)	294,603	(1,315)	—	290,829
Gains (losses) on sales of property, plant and equipment, net	(90)	2,130	—	—	2,040
Interest expense	(17,142)	(2,135)	(400)	—	(19,677)
Refinancing and debt modification costs	(4,628)	—	—	—	(4,628)

Income (loss) from continuing operations before minority interests and income taxes	(24,319)	294,598	(1,715)	—	268,564
Minority interests in earnings of consolidated entities	(1,735)	—	—	—	(1,735)

Income (loss) from continuing operations before income taxes	(26,054)	294,598	(1,715)	—	266,829
Income tax (expense) benefit	8,431	(111,948)	652	—	(102,865)

Income (loss) from continuing operations	(17,623)	182,650	(1,063)	—	163,964
Income from discontinued operations, net of income taxes	—	—	554	—	554
Equity in the earnings of consolidated subsidiaries	182,141	—	—	(182,141)	—

Net income (loss)	$164,518	$182,650	$(509)	$(182,141)	$164,518

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by continuing operating activities	$12,190	$171,814	$39,624	$223,628
Net cash used in continuing investing activities	(14,972)	(137,581)	(19,940)	(172,493)
Net cash provided by (used in) continuing financing activities	15,864	(8,685)	(11,764)	(4,585)
Net cash used in discontinued operations	—	—	(2,952)	(2,952)

Net increase in cash and cash equivalents	13,082	25,548	4,968	43,598
Cash and cash equivalents at:
Beginning of the period	73,162	(4,156)	(2,192)	66,814

End of the period	$86,244	$21,392	$2,776	$110,412

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by continuing operating activities	$4,344	$215,560	$37,678	$257,582
Net cash used in continuing investing activities	(182,259)	(166,534)	(26,144)	(374,937)
Net cash provided by (used in) continuing financing activities	128,597	(7,463)	(1,312)	119,822
Net cash provided by discontinued operations	—	—	3,491	3,491

Net increase (decrease) in cash and cash equivalents	(49,318)	41,563	13,713	5,958
Cash and cash equivalents at:
Beginning of the period	97,763	(39,039)	11,185	69,909

End of the period	$48,445	$2,524	$24,898	$75,867

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

At June 30, 2007, Health Management Associates, Inc. (“we,” “our” or “us”) operated 61 general acute care hospitals with a total of 8,668 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia. Subsequent to June 30, 2007, we sold our two Virginia-based general acute care hospitals and certain affiliated entities with a combined total of 213 licensed beds.

During the quarter ended June 30, 2007, we made certain changes to our senior executive management. Burke W. Whitman, who had previously served as our Chief Operating Officer, was (i) named Chief Executive Officer, succeeding Joseph V. Vumbacco, and (ii) appointed to our Board of Directors. Mr. Vumbacco continues to serve as our Vice Chairman and a member of our Board of Directors. Additionally, Kelly E. Curry was named Executive Vice President and Chief Operating Officer.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1. Such discontinued operations were not material to our consolidated results of operations during the three and six months ended June 30, 2007 and 2006.

During the three months ended June 30, 2007, which we refer to as the 2007 Three Month Period, we experienced net operating revenue growth over the three months ended June 30, 2006, which we refer to as the 2006 Three Month Period, of approximately 10.3%. Such net operating revenue growth resulted primarily from (i) hospitals we acquired after March 31, 2006, (ii) our de novo general acute care hospital that opened on February 5, 2007, (iii) favorable case mix trends and (iv) improvements in reimbursement rates. Income from continuing operations and diluted earnings per share from continuing operations decreased by approximately $64.3 million and $0.27, respectively, during the 2007 Three Month Period when compared to the 2006 Three Month Period. Offsetting the increase in net operating revenue during the 2007 Three Month Period and ultimately causing a year-over-year reduction in income from continuing operations were increases in the provision for doubtful accounts and higher interest costs. We anticipate that the provision for doubtful accounts will continue to be a significant operating expense in future periods and may increase. Also adversely impacting income from continuing operations during the 2007 Three Month Period were increased payroll costs for newly hired physician employees.

At our hospitals that were in operation during all of the 2007 Three Month Period and the 2006 Three Month Period, which we refer to as same three month hospitals, emergency room visits and hospital admissions increased approximately 2.0% and 0.4%, respectively; however, corresponding same three month surgical volume declined by 1.6%. We believe that we will ultimately be successful in our efforts to reverse outmigration to non-urban hospitals in the communities where our hospitals operate. We recently implemented corrective action plans at certain hospitals to reverse negative operating trends, including hiring new management teams, renegotiating payor contracts and initiating patient/physician/employee satisfaction surveys. Furthermore, we continue to add physicians to our medical staffs and medical equipment to our hospitals in order to meet the needs of the communities that our hospitals serve. We believe that, over time, these investments, coupled with improving demographics, will yield increased hospital surgical volume, emergency room visits and admissions.

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net operating revenue during the 2007 Three Month Period and the 2006 Three Month Period generated on an outpatient basis. We continue to improve our emergency room and diagnostic imaging services to meet the needs of the communities that our hospitals serve and we have invested capital in nearly every one of our hospitals during the last five years in one of these two areas. As a result of this continuous focus, our same three month hospital adjusted admissions during the 2007 Three Month Period, which adjusts admissions for outpatient volume, increased approximately 2.0% when compared to the 2006 Three Month Period.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. This general industry trend has affected us, with our self-pay same three month hospital admissions as a percent of total admissions increasing to approximately 7.9% during the 2007 Three Month Period, as compared to 7.3% during the 2006 Three Month Period. Additionally, we experienced an 80 basis point increase in same three month hospital self-pay admissions as a percent of total admissions when comparing the 2007 Three Month Period to the three months ended March 31, 2007. We regularly evaluate our policies and programs in light of these trends and other information available to us and consider changes or modifications to our policies as circumstances warrant.

Critical Accounting Policies and Estimates Update

Net Operating Revenue, Accounts Receivable and Allowances for Doubtful Accounts. As a result of a recent class action lawsuit settlement that involved billings to uninsured patients, we began discounting our gross charges to uninsured patients for non-elective procedures by 60% in February 2007 (no such discounts were previously provided by us). In connection with this change, we recorded approximately $153.3 million and $270.4 million of uninsured self-pay patient revenue discounts during the 2007 Three Month Period and the six months ended June 30, 2007, respectively. Concurrent with our new discounting policy, we modified our allowance for doubtful accounts reserve policy for self-pay patients. After the implementation of the discounting policy but prior to June 30, 2007, self-pay accounts that were aged less than 300 days from the date that the services were rendered were reserved at 60% of their discounted amount and, consistent with our other commercial and governmental payors, reserved at 100% when the account aged 300 days from the date of discharge. For a discussion of our corresponding allowance for doubtful accounts accounting policies prior to February 2007, see Note 1(g) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

As a result of (i) a recently completed cash collection analysis that evaluated the adequacy of the February 2007 self-pay reserve policy modification and (ii) deterioration in our self-pay accounts receivable balances, we concluded that it was necessary to reserve a greater portion of self-pay accounts receivable. Accordingly, effective June 30, 2007, we further modified our reserve policy for self-pay patients to increase our reserves for those accounts that are aged less than 300 days from the date that the services were rendered. As a result of this change in estimate, we recognized a $39.0 million increase in our provision for doubtful accounts during the 2007 Three Month Period and the six months ended June 30, 2007, thereby reducing net income and diluted earnings per share by approximately $23.9 million and $0.10, respectively, during both such periods. We believe that this change in self-pay patient allowances for doubtful accounts appropriately addresses our risk of collection pertaining to the accounts receivable balances after application of the 60% discount.

In the ordinary course of business, we provide services to patients who are financially unable to pay for their care. Accounts characterized as charity and indigent care are not recognized in net operating revenue. Prior to January 1, 2007, our policy and practice was to forego collection of a patient’s entire account balance upon determining that the patient qualifies under a hospital’s local charity care and/or indigent policy. Commencing January 1, 2007, we implemented a uniform company-wide policy wherein patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and our collection agencies pursue payments on accounts receivable from patients that do not meet such criteria. We monitor the levels of charity and indigent care provided by our hospitals and the procedures employed to identify and account for these patients.

Income Taxes. During June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). Among other things, FIN 48 prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. FIN 48 requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is “more likely than not” (i.e., more than a 50% likelihood) that the income tax position will be sustained based solely on its technical merits. When making this assessment, management must assume that the responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information. The new accounting guidance also clarifies the method of accruing for interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company’s income tax returns and the benefits recognized in the financial statements. Additionally, FIN 48 requires significant new and expanded footnote disclosures in all annual periods.

We adopted FIN 48 with an effective date of January 1, 2007. Retrospective application of FIN 48 was prohibited. In accordance with the transitional provisions of FIN 48, we recorded a cumulative effect adjustment to reduce retained earnings by approximately $4.7 million on January 1, 2007. During the six months ended June 30, 2007, we recorded $1.5 million of unrecognized income tax benefits for current period tax positions. During the 2007 Three Month Period, we recognized $0.6 million of such previously unrecognized income tax benefit. The liabilities for unrecognized income tax benefits at June 30, 2007 and January 1, 2007 were approximately $34.1 million and $32.6 million, respectively.

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

2007 Three Month Period Compared to the 2006 Three Month Period

The tables below summarize our operating results for the 2007 Three Month Period and the 2006 Three Month Period.

	Three Months Ended June 30,
	2007		2006
	Amount	Percent of Net Operating Revenue	Amount		Percent of Net Operating Revenue
	(in thousands)		(in thousands)

Net operating revenue	$1,099,161	100.0%	$996,866		100.0%

Operating expenses:
Salaries and benefits	444,343	40.5	395,164		39.6
Supplies	149,862	13.6	138,397		13.9
Provision for doubtful accounts	150,629	13.7	90,116		9.0
Depreciation and amortization	53,937	4.9	43,762		4.4
Rent expense	21,058	1.9	20,714		2.1
Other operating expenses	198,684	18.1	170,669		17.1

Total operating expenses	1,018,513	92.7	858,822		86.1

Income from operations	80,648	7.3	138,044		13.9
Other income (expense):
Gains on sales of property, plant and equipment, net	2,585	0.2	411		—
Interest expense	(61,642)	(5.6)	(11,288)		(1.1)

Income from continuing operations before minority interests and income taxes	21,591	1.9	127,167		12.8
Minority interests in earnings of consolidated entities	(217)	—	(1,077)		(0.1)

Income from continuing operations before income taxes	21,374	1.9	126,090		12.7
Provision for income taxes	(8,291)	(0.8)	(48,707)		(4.9)

Income from continuing operations	$13,083	1.1%	$77,383		7.8%

	Three Months Ended June 30,		Change		Percent Change
	2007	2006
Same Hospitals
Occupancy	44.8%	45.1%	(30	) bps*	n/a
Patient days	321,035	322,925	(1,890)		(0.6)%
Admissions	76,104	75,770	334		0.4%
Adjusted admissions	130,120	127,578	2,542		2.0%
Emergency room visits	323,831	317,391	6,440		2.0%
Total surgeries	68,967	70,054	(1,087)		(1.6)%
Outpatient revenue percent	47.6%	50.1%	(250	) bps	n/a
Inpatient revenue percent	52.4%	49.9%	250	bps	n/a

Total Hospitals
Occupancy	44.2%	44.8%	(60	) bps	n/a
Patient days	331,970	325,842	6,128		1.9%
Admissions	78,623	76,471	2,152		2.8%
Adjusted admissions	138,778	133,489	5,289		4.0%
Emergency room visits	336,090	325,303	10,787		3.3%
Total surgeries	71,123	70,935	188		0.3%
Outpatient revenue percent	48.1%	51.6%	(350	) bps	n/a
Inpatient revenue percent	51.9%	48.4%	350	bps	n/a

*	basis points

Our net operating revenue during the 2007 Three Month Period was approximately $1,099.2 million as compared to $996.9 million during the 2006 Three Month Period. This change represented an increase of $102.3 million or 10.3%. Same three month hospitals provided approximately $67.8 million, or 66.3%, of the increase in net operating revenue as a result of increases in emergency room visits and reimbursement rates and favorable case mix trends. The remaining $34.5 million increase in net operating revenue was primarily attributable to the hospitals we acquired after March 31, 2006 and Physicians Regional Medical Center-Collier Boulevard, which opened on February 5, 2007.

Net operating revenue per adjusted admission at our same three month hospitals increased approximately 5.0% during the 2007 Three Month Period as compared to the 2006 Three Month Period. Contributing factors to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial providers.

Our provision for doubtful accounts during the 2007 Three Month Period, which includes the abovementioned $39.0 million of incremental expense for self-pay accounts, grew 470 basis points to 13.7% of net operating revenue compared to 9.0% of net operating revenue during the 2006 Three Month Period. Such increase was primarily attributable to (i) the increased prevalence of uninsured and underinsured patients in the mix of patients that we serve and (ii) the effects of the net operating revenue, accounts receivable and allowances for doubtful accounts policy modifications discussed at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1. Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net operating revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. As a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net operating revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, is important because it provides us with key information regarding the level of patient care for which we do not receive remuneration. During the 2007 Three Month Period and the 2006 Three Month Period, such percentage was determined to be 25.4% and 20.3%, respectively. The 510 basis point increase during the 2007 Three Month Period compared to the 2006 Three Month Period reflects, among other things, our increased volume of uninsured and underinsured patient activity.

Salaries and benefits as a percent of net operating revenue increased to 40.5% during the 2007 Three Month Period from 39.6% during the 2006 Three Month Period. Same three month hospital salaries and benefits increased from 38.2% of net operating revenue during the 2006 Three Month Period to 38.5% during the 2007 Three Month Period. These increases were partially attributable to an increase in total employed physicians that resulted, in part, from our May 1, 2006 acquisition of Cleveland Clinic-Naples Hospital (now known as Physicians Regional Medical Center-Pine Ridge).

Depreciation and amortization as a percent of net operating revenue increased from 4.4% during the 2006 Three Month Period to 4.9% during the 2007 Three Month Period. This increase primarily resulted from calendar year 2006 capital expenditures for renovation and expansion projects at certain of our facilities, new hospital construction and hospital replacement projects.

Other operating expenses as a percent of net operating revenue increased from 17.1% during the 2006 Three Month Period to 18.1% during the 2007 Three Month Period. In addition to increased costs for professional fees, repairs and maintenance and advertising during the 2007 Three Month Period, the percent increase was due to higher costs at hospitals we acquired after March 31, 2006 and our de novo general acute care hospital that opened on February 5, 2007.

Interest expense increased from approximately $11.3 million during the 2006 Three Month Period to $61.6 million during the 2007 Three Month Period. Such increase was primarily attributable to (i) borrowings of $2.75 billion in connection with the recapitalization of our balance sheet on March 1, 2007, (ii) Non-Put Payments, as defined and described in the Third Supplemental Indenture with respect to our 1.50% Convertible Senior Subordinated Notes due 2023, which effectively increased our interest expense during the 2007 Three Month Period by approximately $4.1 million, and (iii) $400.0 million of 6.125% Senior Notes due 2016 that we issued on April 21, 2006. Slightly offsetting these increases were reduced interest costs from our revolving credit agreements due to a lower average outstanding balance during the 2007 Three Month Period when compared to the 2006 Three Month Period. See “Liquidity-Capital Resources, Credit Facilities” below and Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for discussion of our long-term debt arrangements.

Our effective income tax rates were approximately 38.8% and 38.6% during the 2007 Three Month Period and the 2006 Three Month Period, respectively.

2007 Six Month Period Compared to the 2006 Six Month Period

The tables below summarize our operating results for the six months ended June 30, 2007 and 2006, which we refer to as the 2007 Six Month Period and the 2006 Six Month Period, respectively.

	Six Months Ended June 30,
	2007		2006
	Amount	Percent of Net Operating Revenue	Amount		Percent of Net Operating Revenue
	(in thousands)		(in thousands)

Net operating revenue	$2,236,991	100.0%	$2,003,462		100.0%
Operating expenses:
Salaries and benefits	897,557	40.1	787,774		39.3
Supplies	307,768	13.8	280,370		14.0
Provision for doubtful accounts	271,835	12.2	173,251		8.7
Depreciation and amortization	105,775	4.7	85,934		4.3
Rent expense	42,228	1.9	40,488		2.0
Other operating expenses	391,626	17.5	344,816		17.2

Total operating expenses	2,016,789	90.2	1,712,633		85.5

Income from operations	220,202	9.8	290,829		14.5
Other income (expense):
Gains on sales of property, plant and equipment, net	3,260	0.1	2,040		0.1
Interest expense	(94,916)	(4.2)	(19,677)		(1.0)
Refinancing and debt modification costs	(761)	—	(4,628)		(0.2)

Income from continuing operations before minority interests and income taxes	127,785	5.7	268,564		13.4
Minority interests in earnings of consolidated entities	(388)	—	(1,735)		(0.1)

Income from continuing operations before income taxes	127,397	5.7	266,829		13.3
Provision for income taxes	(49,375)	(2.2)	(102,865)		(5.1)

Income from continuing operations	$78,022	3.5%	$163,964		8.2%

	Six Months Ended June 30,		Change		Percent Change
	2007	2006
Same Hospitals
Occupancy	47.1%	48.0%	(90	) bps*	n/a
Patient days	664,233	677,216	(12,983)		(1.9)%
Admissions	156,156	156,773	(617)		(0.4)%
Adjusted admissions	262,748	259,803	2,945		1.1%
Emergency room visits	649,212	631,882	17,330		2.7%
Total surgeries	137,629	140,640	(3,011)		(2.1)%
Outpatient revenue percent	48.0%	49.7%	(170	) bps	n/a
Inpatient revenue percent	52.0%	50.3%	170	bps	n/a

Total Hospitals
Occupancy	46.7%	48.0%	(130	) bps	n/a
Patient days	696,055	687,341	8,714		1.3%
Admissions	163,334	159,101	4,233		2.7%
Adjusted admissions	283,999	273,029	10,970		4.0%
Emergency room visits	686,397	662,482	23,915		3.6%
Total surgeries	142,859	142,021	838		0.6%
Outpatient revenue percent	48.4%	50.6%	(220	) bps	n/a
Inpatient revenue percent	51.6%	49.4%	220	bps	n/a

*	basis points

Our net operating revenue during the 2007 Six Month Period was approximately $2,237.0 million as compared to $2,003.5 million during the 2006 Six Month Period. This change represented an increase of $233.5 million or 11.7%. Our hospitals that were in operation during all of the 2007 Six Month Period and the 2006 Six Month Period, which we refer to as the same six month hospitals, provided approximately $133.2 million, or 57.0%, of the increase in net operating revenue as a result of increases in emergency room visits and reimbursement rates and favorable case mix trends. The remaining $100.3 million increase in net operating revenue was primarily attributable to the hospitals we acquired after December 31, 2005 and Physicians Regional Medical Center-Collier Boulevard, which opened February 5, 2007.

Net operating revenue per adjusted admission at our same six month hospitals increased approximately 5.6% during the 2007 Six Month Period as compared to the 2006 Six Month Period. Contributing factors to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial providers.

Our provision for doubtful accounts during the 2007 Six Month Period, which includes the abovementioned $39.0 million of incremental expense for self-pay accounts, grew 350 basis points to 12.2% of net operating revenue compared to 8.7% of net operating revenue during the 2006 Six Month Period. Additionally, our Uncompensated Patient Care Percentage, which is described above under the heading “2007 Three Month Period Compared to the 2006 Three Month Period,” increased from 19.7% during the 2006 Six Month Period to 23.0% during the 2007 Six Month Period. These adverse trends were primarily attributable to (i) the increased prevalence of uninsured and underinsured patients in the mix of patients that we serve and (ii) the effects of the net operating revenue, accounts receivable and allowances for doubtful accounts policy modifications discussed at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1.

Salaries and benefits as a percent of net operating revenue increased to 40.1% during the 2007 Six Month Period from 39.3% during the 2006 Six Month Period. Same six month hospital salaries and benefits increased from 37.9% of net operating revenue during the 2006 Six Month Period to 38.3% during the 2007 Six Month Period. These increases were partially attributable to additional employed physicians, including those that joined us as a result of our May 1, 2006 acquisition of Cleveland Clinic – Naples Hospital.

Depreciation and amortization as a percent of net operating revenue increased from 4.3% during the 2006 Six Month Period to 4.7% during the 2007 Six Month Period. This increase primarily resulted from calendar year 2006 capital expenditures for renovation and expansion projects at certain of our facilities, new hospital construction and hospital replacement projects.

Other operating expenses as a percent of net operating revenue increased from 17.2% during the 2006 Six Month Period to 17.5% during the 2007 Six Month Period. In addition to increased costs for professional fees, repairs and maintenance and advertising during the 2007 Six Month Period, the percent increase was due to higher costs at hospitals we acquired after December 31, 2005 and our de novo general acute care hospital that opened on February 5, 2007.

Interest expense increased from approximately $19.7 million during the 2006 Six Month Period to $94.9 million during the 2007 Six Month Period. The principal factors causing such increase are the same as those set forth above under the heading “2007 Three Month Period Compared to the 2006 Three Month Period.” Slightly offsetting the 2007 Six Month Period interest expense increase were reduced interest costs from our revolving credit agreements due to a lower average outstanding balance during the 2007 Six Month Period when compared to the 2006 Six Month Period. See “Liquidity-Capital Resources, Credit Facilities” below and Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for discussion of our long-term debt arrangements.

In connection with our repurchase of certain of our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 on January 31, 2006, we wrote off approximately $4.6 million of deferred financing costs during the 2006 Six Month Period. We also wrote off $0.8 million of such costs during the 2007 Six Month Period in connection with the termination of our predecessor revolving credit agreement and redemptions of certain of our convertible notes. Write-offs of deferred financing costs have been recorded as refinancing and debt modification costs in our Interim Condensed Consolidated Financial Statements in Item 1. See Note 4 to the Interim Condensed Consolidated Financial Statements for further discussion of our convertible note repurchases and recent changes to our debt structure.

Our effective income tax rates were approximately 38.8% and 38.6% during the 2007 Six Month Period and the 2006 Six Month Period, respectively.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Below is a summary of our recent cash flow activity (in thousands).

	Six Months Ended June 30,
	2007	2006
Sources (uses) of cash and cash equivalents:
Operating activities	$223,628	$257,582
Investing activities	(172,493)	(374,937)
Financing activities	(4,585)	119,822
Discontinued operations	(2,952)	3,491

Net increase in cash and cash equivalents	$43,598	$5,958

Operating Activities

Our cash flows from continuing operating activities decreased approximately $34.0 million or 13.2% during the 2007 Six Month Period when compared to the 2006 Six Month Period. The decrease primarily related to (i) lower income from continuing operations during the 2007 Six Month Period compared to the 2006 Six Month Period, (ii) accounts receivable growth during the 2007 Six Month Period and (iii) payments of bonuses and incentive compensation during the 2007 Six Month Period. Offsetting these uses of cash were (i) a reduction of federal and state income tax payments of approximately $46.5 million during the 2007 Six Month Period compared to the 2006 Six Month Period and (ii) an increase in accounts payable during the 2007 Six Month Period. Business interruption insurance proceeds of approximately $2.7 million and $5.0 million were included in cash flows from continuing operating activities during the 2007 Six Month Period and the 2006 Six Month Period, respectively. Such amounts have generally been utilized to make minor repairs and fund remediation efforts at the hospitals impacted by hurricane and storm activity.

Investing Activities

Cash used in investing activities during the 2007 Six Month Period consisted primarily of (i) approximately $146.1 million for additions to property, plant and equipment, which principally consisted of renovation and expansion projects at certain of our facilities and capital expenditures for completion of the construction of Physicians Regional Medical Center-Collier Boulevard, (ii) $36.1 million that we paid for acquisitions of minority interests and other health care businesses and (iii) a net increase in restricted funds of $12.3 million. Offsetting these cash outlays were cash receipts of approximately $22.0 million from sales of property, plant and equipment and insurance recoveries. Insurance proceeds have generally been utilized for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

During the 2006 Six Month Period, cash used in investing activities consisted primarily of (i) approximately $177.9 million paid for hospitals we acquired with effective acquisition dates of February 1, 2006, May 1, 2006 and June 1, 2006, (ii) a final working capital settlement payment of $4.7 million pertaining to an acquisition from a prior period, (iii) $176.3 million for additions to property, plant and equipment, which principally consisted of renovation and expansion projects at certain of our facilities, new hospital construction and capital expenditures for hospital replacement projects, and (iv) a net increase in restricted funds of $20.2 million. Offsetting these cash outlays were cash receipts of $4.2 million from sales of property, plant and equipment.

Financing Activities

Cash provided by financing activities during the 2007 Six Month Period included (i) net cash proceeds of approximately $2,706.6 million from borrowings under our New Credit Facilities (as described below) in order to finance our special cash dividend on March 1, 2007 and repay $275.0 million under our predecessor revolving credit agreement, (ii) cash proceeds from exercises of stock options of $24.7 million and (iii) investments by minority shareholders of $8.5 million in a joint venture with respect to Riverview Regional Medical Center. In addition to approximately $313.8 million of principal payments on long-term debt and capital lease obligations, which included repurchases of certain of our convertible debt securities and repayment of our predecessor revolving credit agreement, cash used by financing activities during the 2007 Six Month Period included the payment of our special cash dividend in the aggregate amount of $2,425.2 million and payments for financing costs of $3.3 million. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for discussion of our long-term debt arrangements.

Cash provided by financing activities during the 2006 Six Month Period included (i) borrowings of $435.0 million under our predecessor revolving credit agreement in order to finance our hospital acquisitions, certain income tax payments and our repurchase of a portion of our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”), (ii) net proceeds from our April 21, 2006 sale of $400.0 million of 6.125% Senior Notes due 2016 and (iii) cash proceeds from exercises of stock options of $5.2 million. As more fully discussed at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1, on January 31, 2006 we repurchased approximately $275.9 million of New 2022 Notes, which represented the accreted value thereof on such date. Additionally, cash used by financing activities during the 2006 Six Month Period included (i) principal repayments of $400.0 million on our predecessor revolving credit agreement, (ii) dividend payments of $28.9 million and (iii) distributions to minority shareholders of $1.9 million.

Discontinued Operations

The cash used by operating our discontinued operations during the 2007 Six Month Period was approximately $3.0 million. During the 2006 Six Month Period, cash provided by operating our discontinued operations was $3.5 million. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 for a discussion of our discontinued operations.

Days Sales Outstanding

On February 22, 2007, we announced a number of financial and quality objectives for the year ending December 31, 2007, including days sales outstanding, or DSO, which is calculated by dividing quarterly net operating revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable. Our DSO at June 30, 2007 was 52 days, which compares to 52 days and 53 days at March 31, 2007 and December 31, 2006, respectively, and is within our 2007 published DSO objective range of 50 days to 56 days. As a result of the abovementioned $39.0 million incremental increase in the provision for doubtful accounts for self-pay patients, our DSO at June 30, 2007 was reduced by approximately three days.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that carrybacks, reversals of existing taxable temporary differences and future taxable income will allow us to realize the deferred tax assets that are recognized in our condensed consolidated balance sheets.

Capital Resources

Credit Facilities

New Senior Secured Credit Facilities. On March 1, 2007, we completed a recapitalization of our balance sheet (the “Recapitalization”) wherein we entered into agreements for $3.25 billion in new variable rate senior secured credit facilities (the “New Credit Facilities”) that closed on February 16, 2007. Such facilities were initially used to fund a special cash dividend of approximately $2.4 billion and repay all amounts outstanding (i.e., $275.0 million) under our predecessor revolving credit agreement. The New Credit Facilities consist of a seven-year $2.75 billion term loan (the “New Term Loan”) and a $500.0 million six-year revolving credit facility (the “New Revolving Credit Agreement”). The Recapitalization and the New Credit Facilities are discussed in further detail at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1.

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

We can elect whether interest on the New Credit Facilities, which is generally payable quarterly in arrears, utilizes LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in the event that our debt ratings change. Additionally, we may elect differing base interest rates for the New Term Loan and the New Revolving Credit Agreement. Pursuant to the requirements of the agreements underlying the New Credit Facilities, during February 2007 we entered into a receive variable/pay fixed interest rate swap contract, which provides for us to pay a fixed interest rate of 6.7445% on the notional amount of the interest rate swap contract for the seven-year term of the New Term Loan. At June 30, 2007, approximately $36.0 million of the New Term Loan was not covered by the interest rate swap contract and, accordingly, such amount is subject to the New Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 7.1% on June 30, 2007 and for approximately 90 days thereafter).

Our effective interest rate on the variable rate New Revolving Credit Agreement, which is not covered by the aforementioned interest rate swap contract, was approximately 7.3% on August 3, 2007. Although there were no amounts outstanding under the New Revolving Credit Agreement on such date, standby letters of credit in favor of third parties of approximately $36.5 million reduced the amount available for borrowing under that credit facility to $463.5 million.

Pursuant to the terms and conditions of the New Credit Facilities, limitations are imposed on us regarding the manner in which we can redeem some or all of the 2023 Notes (as described below under the heading “Convertible Debt Securities”). Should we use future proceeds from the New Credit Facilities for such redemption, we must meet certain financial ratios and, in some circumstances, we must maintain a specified minimum availability under the New Revolving Credit Agreement. If we elect to borrow funds other than under the New Credit Facilities or issue equity securities in order to fund a redemption of some or all of the 2023 Notes, we will be subject to separate requirements, including, among other things, a requirement that we maintain compliance with certain financial ratios. Furthermore, as set forth under the New Credit Facilities, such additional borrowed funds must be in the form of either permitted subordinated indebtedness or permitted senior unsecured indebtedness.

We intend to fund the New Term Loan’s quarterly interest payments and its required annual principal payments of $27.5 million with available cash balances, cash provided by operating activities and, if necessary, borrowings under the New Revolving Credit Agreement.

Promissory Demand Note. We maintain a $20.0 million unsecured Demand Promissory Note in favor of a bank that is to be used as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the Demand Promissory Note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest outstanding under the Demand Promissory Note will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. The Demand Promissory Note’s effective interest rate on August 3, 2007 was approximately 6.1%; however, there were no amounts outstanding thereunder on such date.

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

Convertible Debt Securities

1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). At June 30, 2007, approximately $574.7 million was outstanding under the 2023 Notes. The holders of the 2023 Notes may require us to repurchase such notes for their principal face value on August 1, 2008. Following the announcement of the Recapitalization, our credit ratings were downgraded, which constituted a triggering event under the 2023 Notes and caused such notes to become immediately convertible. Subsequent to June 30, 2007, no holders of the 2023 Notes have indicated to us an intent to convert their notes. Should some or all of the 2023 Notes be converted before August 1, 2008, we intend to fund such conversion with available cash balances, cash provided by operating activities and, if necessary, borrowings under the New Revolving Credit Agreement.

On June 30, 2006, we modified the indenture that governs the 2023 Notes. Such modification requires us to make aggregate cash payments to the noteholders equal to 4.375% per annum of the principal face amount of the outstanding 2023 Notes, in arrears, on February 1 and August 1 of each year. We intend to fund such payments with available cash balances, cash provided by operating activities and, if necessary, borrowings under the New Revolving Credit Agreement.

Dividends

On January 17, 2007, we announced that our Board of Directors had declared a special cash dividend, payable on March 1, 2007, of $10.00 per share of common stock. This special cash dividend, which was a component of the Recapitalization, aggregated approximately $2.4 billion and was funded with the net proceeds from the New Term Loan. In light of the special cash dividend, all future dividend payments have been suspended indefinitely.

Standby Letters of Credit

At August 3, 2007, we maintained approximately $36.5 million of standby letters of credit in favor of third parties with various expiration dates through May 17, 2008. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the New Revolving Credit Agreement.

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

A number of hospital renovation and/or expansion projects were underway at June 30, 2007. We do not believe that any of these projects are individually significant or that they represent, in the aggregate, a substantial commitment of our resources. We are contractually obligated to commence construction of a replacement hospital at our Monroe, Georgia location on or before September 13, 2008; however, the aggregate cost for such project has not yet been determined.

Hospital Divestitures

As more fully discussed at Note 5 to our Interim Condensed Consolidated Financial Statements in Item 1, we (i) sold two Virginia-based general acute care hospitals and certain affiliated entities on July 31, 2007 for $70.0 million, plus a working capital adjustment, and (ii) plan to divest two Arkansas-based general acute care hospitals and certain affiliated entities during 2007, however, the timing of such dispositions has not yet been determined. We intend to use the after-tax net proceeds from the July 31, 2007 sale to repay debt under the New Term Loan.

Contractual Obligations and Off-Balance Sheet Arrangements

As a result of the Recapitalization, our long-term debt contractual obligations changed materially from the amounts disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 contains further discussion of recent changes to our debt structure and is incorporated herein by reference.

During the 2007 Six Month Period, there were no material changes to the off-balance sheet information provided by us in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “plan,” “continue,” “should,” “project” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, income or loss, capital expenditures, debt structure, capital structure, other financial items, statements regarding our plans and objectives for future operations and acquisitions, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and statements which are other than statements of historical fact.

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

There were no material changes to our quantitative and qualitative disclosures about market risks since December 31, 2006, except for the updates provided by us in Item 3 of Part I of our Quarterly Report on Form 10-Q for the three months ended March 31, 2007, which disclosures are incorporated herein by reference.

Item 4.	Controls and Procedures.

(a) Evaluation Of Disclosure Controls And Procedures. Our President and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

(b) Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Descriptions of material legal proceedings to which Health Management Associates, Inc. (“we,” “our” or “us”) and our subsidiaries are a party are set forth in Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1 of Part I of this Report and are incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on May 15, 2007, our stockholders voted on the matters set forth below.

1.	The number of shares that voted for the election of each director and the number of shares that withheld authority to vote for each such director were as follows:

	Votes For	Votes Withheld
William J. Schoen	210,451,519	584,716
Joseph V. Vumbacco	210,471,303	564,932
Kent P. Dauten	210,423,011	613,224
Donald E. Kiernan	210,586,831	449,404
Robert A. Knox	209,736,167	1,300,068
William E. Mayberry, M.D.	210,486,449	549,786
Vicki A. O’Meara	210,549,540	486,695
William C. Steere, Jr.	210,684,369	351,866
Randolph W. Westerfield, Ph.D.	210,769,738	266,497

The nine abovementioned individuals were elected to serve as our directors and, together with Burke W. Whitman, they constitute our entire Board of Directors. Effective June 1, 2007, our Board of Directors increased its size to ten and appointed Mr. Whitman as a director to fill the resulting vacancy.

2.	Our stockholders voted to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm. The number of shares that voted for, against and abstained from voting on the ratification of the selection or Ernst & Young LLP as our independent registered public accounting firm are as follows:

Votes For	Votes Against	Abstentions
210,512,087	369,911	154,237

Item 6.	Exhibits.

See Index to Exhibits beginning on page 32 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: August 7, 2007	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(3) (ii) Bylaws

3.1	By-laws of Health Management Associates, Inc., as amended by its Board of Directors on May 15, 2007, previously filed and included as Exhibit 3.1 to the Company’s Current Report on Form 8-K/A dated May 15, 2007, is incorporated herein by reference.

(10) Material Contracts

*10.1	Certain senior executive officer compensation information relative to performance-based measurement criteria for restricted stock awards under the Company’s 1996 Executive Incentive Compensation Plan, as amended, previously filed on the Company’s Current Report on Form 8-K dated March 28, 2007, is incorporated herein by reference.

*10.2	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated May 29, 2007, is incorporated herein by reference.

*10.3	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated June 14, 2007, is incorporated herein by reference.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.