Form 10-Q
period 2007-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2007-11-09
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

At November 2, 2007, 242,669,961 shares of the registrant’s Class A common stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$1,070,189	$989,250	$3,307,180	$2,992,712
Operating expenses:
Salaries and benefits	438,864	402,239	1,336,421	1,190,013
Supplies	139,080	132,916	446,848	413,286
Provision for doubtful accounts	126,486	94,090	398,321	267,341
Depreciation and amortization	56,710	46,908	162,485	132,842
Rent expense	20,692	21,034	62,920	61,522
Other operating expenses	193,787	175,243	585,413	520,059

Total operating expenses	975,619	872,430	2,992,408	2,585,063

Income from operations	94,570	116,820	314,772	407,649
Other income (expense):
Gains (losses) on sales of property, plant and equipment, net	(8)	(53)	3,252	1,987
Interest expense	(63,695)	(10,732)	(158,611)	(30,409)
Refinancing and debt modification costs	—	(2,974)	(761)	(7,602)

Income from continuing operations before minority interests and income taxes	30,867	103,061	158,652	371,625
Minority interests in (earnings) losses of consolidated entities, net	282	(436)	(106)	(2,171)

Income from continuing operations before income taxes	31,149	102,625	158,546	369,454
Provision for income taxes	(11,062)	(39,921)	(60,437)	(142,786)

Income from continuing operations	20,087	62,704	98,109	226,668
Income from discontinued operations, including gains on disposals, net of income taxes	10,387	11,732	9,310	12,286

Net income	$30,474	$74,436	$107,419	$238,954

Earnings per share:
Basic
Continuing operations	$0.08	$0.26	$0.41	$0.94
Discontinued operations	0.04	0.05	0.04	0.05

Net income	$0.12	$0.31	$0.45	$0.99

Diluted
Continuing operations	$0.08	$0.26	$0.40	$0.93
Discontinued operations	0.04	0.05	0.04	0.05

Net income	$0.12	$0.31	$0.44	$0.98

Dividends per share	$—	$0.06	$10.00	$0.18

Weighted average number of shares outstanding:
Basic	242,463	240,605	242,166	240,711

Diluted	245,137	243,240	245,453	243,407

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,621	$66,814
Accounts receivable, net	649,589	633,555
Supplies, prepaid expenses and other assets	145,576	150,320
Restricted funds	18,974	20,609
Deferred income taxes	105,825	94,206
Assets of discontinued operations	28,144	78,289

Total current assets	1,062,729	1,043,793

Property, plant and equipment	3,579,855	3,395,279
Accumulated depreciation and amortization	(1,120,255)	(993,179)

Net property, plant and equipment	2,459,600	2,402,100

Restricted funds	70,503	58,986
Goodwill	909,589	908,954
Deferred charges and other assets	139,574	77,119

Total assets	$4,641,995	$4,490,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,095	$154,229
Income taxes payable	21,310	17,435
Accrued expenses and other liabilities	251,959	255,656
Current maturities of long-term debt and capital lease obligations	376,717	44,437
Liabilities of discontinued operations	175	908

Total current liabilities	821,256	472,665

Deferred income taxes	101,227	109,790
Long-term debt and capital lease obligations, less current maturities	3,405,258	1,296,403
Other long-term liabilities	180,762	149,882
Minority interests in consolidated entities	18,960	56,090

Total liabilities	4,527,463	2,084,830

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 276,783 and 275,025 shares issued at September 30, 2007 and December 31, 2006, respectively	2,768	2,750
Accumulated other comprehensive income (loss), net of income taxes	(10,307)	654
Additional paid-in capital	621,900	632,037
Retained earnings	59,246	2,329,756

	673,607	2,965,197
Treasury stock, 34,318 shares of common stock, at cost	(559,075)	(559,075)

Total stockholders’ equity	114,532	2,406,122

Total liabilities and stockholders’ equity	$4,641,995	$4,490,952

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$107,419	$238,954
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	166,711	132,842
Provision for doubtful accounts	398,321	267,341
Stock-based compensation expense	14,496	13,557
Minority interests in earnings of consolidated entities, net	106	2,171
Gains on sales of property, plant and equipment, net	(3,252)	(1,987)
Write-offs of deferred financing costs	761	4,628
Non-deferred financing costs	—	2,974
Deferred income benefit	(3,387)	(53,099)
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(432,403)	(377,786)
Supplies, prepaid expenses and other assets	536	6,461
Accounts payable	18,894	1,878
Income taxes payable	(7,998)	49,558
Accrued expenses and other liabilities	(9,382)	76,011
Equity compensation excess income tax benefit	(273)	(1,269)
Income from discontinued operations, net	(9,310)	(12,286)

Net cash provided by continuing operating activities	241,239	349,948

Cash flows from investing activities:
Acquisitions of hospitals, minority interests and other	(36,127)	(184,870)
Additions to property, plant and equipment	(213,355)	(252,535)
Proceeds from sales of property, plant and equipment and insurance recoveries	22,561	5,312
Proceeds from sales of discontinued operations	70,000	37,196
Increases in restricted funds, net	(7,638)	(21,571)

Net cash used in continuing investing activities	(164,559)	(416,468)

Cash flows from financing activities:
Net proceeds from long-term borrowings	2,707,608	832,423
Principal payments on debt and capital lease obligations	(325,503)	(723,833)
Proceeds from exercises of stock options	24,793	22,020
Purchases of treasury stock	—	(24,624)
Payments of financing costs	(3,277)	(3,489)
Investments by minority shareholders	8,369	—
Cash distributions to minority shareholders	(2,874)	(1,896)
Equity compensation excess income tax benefit	273	1,269
Payments of cash dividends	(2,425,001)	(43,337)

Net cash provided by (used in) continuing financing activities	(15,612)	58,533

Net increase (decrease) in cash and cash equivalents before discontinued operations	61,068	(7,987)
Net decrease in cash and cash equivalents from discontinued operations:
Operating activities	(12,282)	(2,442)
Investing activities	(822)	(3,339)
Financing activities	(157)	(245)

Net increase (decrease) in cash and cash equivalents	47,807	(14,013)
Cash and cash equivalents at beginning of the period	66,814	69,909

Cash and cash equivalents at end of the period	$114,621	$55,896

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

1. Business, Basis of Presentation and Other

Health Management Associates, Inc. (“we,” “our” or “us”) and our subsidiaries provide health care services to patients in owned and leased facilities located primarily in the southeastern and southwestern United States. As of September 30, 2007, we operated 59 general acute care hospitals in 15 states with a total of 8,463 licensed beds. At such date, eighteen and eleven of our hospitals were located in Florida and Mississippi, respectively. See Notes 3 and 5 for information concerning acquisition and divestiture activity.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which included the following entities that we sold or we intend to sell: Southwest Regional Medical Center in Little Rock, Arkansas; Summit Medical Center in Van Buren, Arkansas; Lee Regional Medical Center in Pennington Gap, Virginia; Mountain View Regional Medical Center in Norton, Virginia; and certain health care entities affiliated with such hospitals. Discontinued operations also included psychiatric hospitals in Tequesta, Florida (SandyPines) and Orlando, Florida (University Behavioral Center) that were sold on September 1, 2006 along with certain dormant real property. See Note 5 for information regarding our discontinued operations.

The condensed consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The interim condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited; however, such interim financial statements reflect all adjustments (only consisting of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Our results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business.

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

The interim condensed consolidated financial statements include all assets, liabilities, revenue and expenses of certain entities that are controlled by us but not wholly owned. Accordingly, we have recorded minority interests in the earnings/losses and equity of such entities to reflect the ownership interests of such minority shareholders.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Total comprehensive income (loss) for the three months ended September 30, 2007 was a loss of approximately $16.6 million and the corresponding amount for the nine months then ended was income of $96.5 million. Total comprehensive income for the three and nine months ended September 30, 2006 was approximately $75.1 million and $239.7 million, respectively. The differences between net income and total comprehensive income (loss) related to after-tax changes in (i) the unrealized gains and losses of our available-for-sale securities and (ii) the fair values of our interest rate swap contract during the three and nine months ended September 30, 2007. See Note 4 for information regarding our interest rate swap contract.

Certain amounts in the interim condensed consolidated financial statements have been reclassified in the prior year to conform to the current year presentation. Such reclassifications primarily related to discontinued operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerators:
Income from continuing operations	$20,087	$62,704	$98,109	$226,668
Effect of convertible debt interest expense	—	—	—	1

Numerator for diluted earnings per share from continuing operations	20,087	62,704	98,109	226,669
Income from discontinued operations, net	10,387	11,732	9,310	12,286

Numerator for diluted earnings per share (net income)	$30,474	$74,436	$107,419	$238,955

Denominators:
Denominator for basic earnings per share – weighted average outstanding shares	242,463	240,605	242,166	240,711
Effect of dilutive securities:
Stock options and other stock-based compensation	2,674	2,629	3,286	2,690
Convertible debt	—	6	1	6

Denominator for diluted earnings per share	245,137	243,240	245,453	243,407

Earnings per share:
Basic
Continuing operations	$0.08	$0.26	$0.41	$0.94
Discontinued operations	0.04	0.05	0.04	0.05

Net income	$0.12	$0.31	$0.45	$0.99

Diluted
Continuing operations	$0.08	$0.26	$0.40	$0.93
Discontinued operations	0.04	0.05	0.04	0.05

Net income	$0.12	$0.31	$0.44	$0.98

3. Acquisitions and Other Related Activity

2006 Acquisitions. Effective January 1, 2006, we acquired Barrow Community Hospital, a 56-bed general acute care hospital in Winder, Georgia. The cash paid for this acquisition during December 2005 was approximately $33.2 million for property, plant and equipment and other non-current assets and approximately $2.4 million for working capital. Effective February 1, 2006, we acquired an 80% ownership interest in Orlando Regional St. Cloud Hospital, an 84-bed general acute care hospital in St. Cloud, Florida. Orlando Regional Healthcare System, Inc., a not-for-profit organization, retained a 20% ownership interest in the hospital. The purchase price for the 80% controlling interest in Orlando Regional St. Cloud Hospital was approximately $38.1 million. Additionally, effective May 1, 2006 we acquired Cleveland Clinic-Naples Hospital, an 83-bed general acute care hospital in Naples, Florida, and a vacant land parcel near such hospital. The cash paid for this acquisition was approximately $125.5 million for property, plant and equipment and other non-current assets and approximately $1.9 million for supply inventories. Effective June 1, 2006, we acquired Gulf Coast Medical Center, a 189-bed general acute care hospital in Biloxi, Mississippi. The cash paid for this acquisition was approximately $14.9 million for property, plant and equipment, other non-current assets and working capital. See Note 5 for information regarding our planned closure of Gulf Coast Medical Center on January 1, 2008.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Acquisitions and Other Related Activity (continued)

2007 Joint Venture and Other Activity. On January 23, 2007, we completed a joint venture transaction with respect to Riverview Regional Medical Center, a 281-bed general acute care hospital in Gadsden, Alabama. As a result of this transaction and subsequent investments, sixty-six physicians own an aggregate equity interest of approximately 12% in the joint venture and participate in the hospital’s governance. We continue to own the majority equity interest in the joint venture and manage the hospital’s day-to-day operations. In connection with these transactions, we received cumulative cash proceeds of approximately $8.4 million; however, we recorded no gain or loss thereon.

On February 5, 2007, we opened our newly constructed 100-bed general acute care hospital, Physicians Regional Medical Center—Collier Boulevard in Naples, Florida.

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

4. Long-Term Debt

Our long-term debt consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Revolving credit facilities	$—	$275,000
New Term Loan (as described below)	2,736,250	—
1.50% Convertible Senior Subordinated Notes due 2023	564,934	564,473
6.125% Senior Notes due 2016	396,848	396,571
2022 Notes and New 2022 Notes (as described below)	—	11,296
Installment notes and other unsecured long-term debt	12,119	23,142
Mortgage note	8,401	8,594
Capital lease obligations	63,423	61,764

	3,781,975	1,340,840
Less current maturities	(376,717)	(44,437)

Long-term debt and capital lease obligations, less current maturities	$3,405,258	$1,296,403

New Senior Secured Credit Facilities. On March 1, 2007, we completed a recapitalization of our balance sheet (the “Recapitalization”), which included the following principal features:

(i)	payment of a special cash dividend of $10.00 per share of our common stock, resulting in a total distribution of approximately $2.43 billion, and

(ii)	$3.25 billion in new variable rate senior secured credit facilities (the “New Credit Facilities”) that closed on February 16, 2007. The New Credit Facilities were initially used to fund the special cash dividend and repay all amounts outstanding (i.e., $275.0 million) under our predecessor revolving credit agreement.

The New Credit Facilities consist of a seven-year $2.75 billion term loan (the “New Term Loan”) and a $500.0 million six-year revolving credit facility (the “New Revolving Credit Agreement”). The New Credit Facilities are (i) secured by a significant portion of our real property, as well as certain other assets, including the common stock and ownership interests in substantially all of our subsidiaries, and (ii) guaranteed as to payment by our subsidiaries (other than certain exempted subsidiaries). In effect, almost all of our assets directly or indirectly collateralize the New Credit Facilities and our 6.125% Senior Notes due 2016, which rank on a pari passu basis with the New Credit Facilities.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Long-Term Debt (continued)

The New Term Loan requires (i) quarterly principal payments to amortize 1% of the loan’s original face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. During the New Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. The New Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the New Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the New Credit Facilities, which is generally payable quarterly in arrears, utilizes LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the New Term Loan and the New Revolving Credit Agreement. Pursuant to the requirements of the agreements underlying the New Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the New Term Loan. The interest rate swap contract provides for us to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the New Term Loan. At September 30, 2007, approximately $36.0 million of the New Term Loan was not covered by the interest rate swap contract and, accordingly, such amount is subject to the New Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 6.9% and 6.5% on September 30, 2007 and November 2, 2007, respectively). We determined that the interest rate swap contract was a perfectly effective hedge instrument during the three and nine months ended September 30, 2007. Therefore, the declines in the fair value of the interest rate swap contract during such periods of approximately $73.5 million and $19.4 million, respectively, were recognized as components of other comprehensive income (loss) in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Our effective interest rate on the variable rate New Revolving Credit Agreement, which is not covered by the aforementioned interest rate swap contract, was approximately 6.7% on November 2, 2007. Although there were no amounts outstanding under the New Revolving Credit Agreement on such date, standby letters of credit in favor of third parties of approximately $36.6 million reduced the amount available for borrowing thereunder to $463.4 million.

The agreements underlying the New Credit Facilities contain covenants that, without prior consent of the lenders, limit certain of our activities, including those relating to mergers; consolidations; our ability to secure additional indebtedness; sales, transfers and other dispositions of property and assets; capital expenditures; providing new guarantees; investing in joint ventures; and granting additional security interests. The New Credit Facilities also contain customary events of default and related cure provisions. Additionally, we are required to comply with certain financial covenants on a quarterly basis and our ability to pay cash dividends is subject to certain restrictions.

Pursuant to the terms and conditions of the New Credit Facilities, the manner in which we can redeem some or all of our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”) is limited. Should we use future proceeds from the New Credit Facilities for such a redemption, we must meet certain financial ratios and, in some circumstances, we must maintain a specified minimum availability under the New Revolving Credit Agreement. If we elect to borrow funds other than under the New Credit Facilities or issue equity securities in order to fund a redemption of some or all of the 2023 Notes, we will be subject to separate requirements, including, among other things, a requirement that we maintain compliance with certain financial ratios. Furthermore, as set forth under the New Credit Facilities, such additional borrowed funds must be in the form of either permitted subordinated indebtedness or permitted senior unsecured indebtedness.

In connection with the closing of the New Credit Facilities, we incurred approximately $47.7 million of financing costs that have been capitalized on our balance sheet. Such costs are being amortized to interest expense using the effective interest method.

2022 Notes. On January 26, 2007, the holders of $150,000 in principal face value Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”) exercised their contractual right to require us to repurchase their notes. As a result, we were obligated to repurchase such 2022 Notes on January 30, 2007 at their accreted value of approximately $132,000. In June 2007, we exercised our contractual right to repurchase all of the then outstanding 2022 Notes at their accreted value of approximately $9,700.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Long-Term Debt (continued)

New 2022 Notes. On January 26, 2007 and January 30, 2006, the holders of approximately $12.5 million and $317.3 million, respectively, in principal face value Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”) exercised their contractual right to require us to repurchase their notes. As a result, we were obligated to repurchase such New 2022 Notes at their accreted values of approximately $11.0 million and $275.9 million, respectively. In June 2007, we exercised our contractual right to repurchase all of the then outstanding New 2022 Notes at their accreted value of approximately $16,700. As a result of the New 2022 Note repurchases, we wrote off approximately $0.1 million and $4.6 million of deferred financing costs during the nine months ended September 30, 2007 and 2006, respectively.

2023 Notes. Upon the occurrence of certain events, the 2023 Notes become convertible into cash and, in limited situations, shares of our common stock at a predetermined conversion rate, which is subject to mandatory adjustment in some circumstances. As a result of the Recapitalization, (i) the conversion rate was adjusted to 71.8108 shares of our common stock for each $1,000 principal amount of 2023 Notes converted and (ii) the 2023 Notes become convertible when our common stock trades at a level of $18.103 per share for at least twenty of the thirty trading days prior to the conversion or as a result of a triggering event identified in the underlying indenture. Following the announcement of the Recapitalization, our credit ratings were downgraded, which constituted a triggering event under the 2023 Notes and caused such notes to become immediately convertible. Subsequent to September 30, 2007, no holders of the 2023 Notes have indicated to us an intent to convert their notes.

The holders of the 2023 Notes may also require us to repurchase all or a portion of their notes on August 1, 2008 for a cash purchase price per note equal to 100% of the note’s principal face amount, plus accrued and unpaid interest.

Senior Debt Securities. On April 21, 2006, we completed an underwritten public offering of $400.0 million of 6.125% Senior Notes due 2016 (the “Senior Notes”). Such notes were initially unsecured obligations; however, as a result of the Recapitalization, the Senior Notes were secured on a pari passu basis with the New Credit Facilities.

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

General. Based on our borrowing availability under the New Revolving Credit Agreement and the provisions of Statement of Financial Accounting Standards No. 78, Classification of Obligations That Are Callable by the Creditor, approximately $325.0 million of the 2023 Notes were classified as current liabilities at September 30, 2007. No such amounts were classified as current liabilities at December 31, 2006.

During the nine months ended September 30, 2007, we wrote off approximately $0.7 million of deferred financing costs in connection with the termination of our predecessor revolving credit agreement.

At September 30, 2007, we were in compliance with the financial and other covenants contained in our debt agreements.

On August 31, 2007, the Financial Accounting Standards Board (the “FASB”) exposed for comment Proposed FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “Exposure Draft”), which would, among other things, require the issuer of a convertible debt instrument to separately account for the liability and equity components thereof and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. If adopted, the Exposure Draft would require retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on periods prior to those presented being recognized as of the beginning of the first period presented. The Exposure Draft’s

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Long-Term Debt (continued)

proposed effective date would be the first reporting period beginning after December 15, 2007, including interim periods within the year of adoption. The FASB requested that public commentary on the Exposure Draft be provided no later than October 15, 2007. Due to the complex analyses required, we have not yet determined the impact that the proposed accounting guidance set forth in the Exposure Draft would have on our consolidated financial statements if it were to be adopted in its current form.

5. Discontinued Operations

Our discontinued operations during the periods presented herein included: 79-bed Southwest Regional Medical Center in Little Rock, Arkansas; 103-bed Summit Medical Center in Van Buren, Arkansas; 80-bed Lee Regional Medical Center in Pennington Gap, Virginia; 133-bed Mountain View Regional Medical Center in Norton, Virginia; and certain health care entities affiliated with such hospitals. During 2007, we concluded that we would not divest 76-bed Williamson Memorial Hospital in Williamson, West Virginia and certain of its affiliated entities as was previously anticipated. Accordingly, all periods presented herein include the operations of such West Virginia entities in continuing operations.

On July 31, 2007, we completed the sale of the two aforementioned Virginia hospitals. The selling price, which was paid in cash, was $70.0 million, plus a working capital adjustment. The divestiture resulted in a pre-tax gain of approximately $22.3 million. We are currently exploring various alternatives to dispose of our Arkansas facilities; however, the timing of such dispositions has not yet been determined.

On September 1, 2006, we sold our two psychiatric hospitals in Florida (80-bed SandyPines in Tequesta and 104-bed University Behavioral Center in Orlando) and certain real property in Lakeland, Florida that was operated as an inpatient psychiatric facility through December 31, 2000. The selling price was $38.0 million, less an assumed accounts payable adjustment, and was paid in cash. The divestiture resulted in a pre-tax gain of approximately $20.7 million. Such disposed entities were also included in discontinued operations for all the periods presented herein.

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

The underlying details of discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$16,427	$28,030	$70,095	$94,708

Costs and expenses:
Salaries and benefits	9,991	15,693	36,075	49,188
Provision for doubtful accounts	4,066	1,949	11,897	6,518
Depreciation and amortization	—	918	1,398	4,153
Other operating expenses	7,512	11,248	27,586	35,676

Total operating expenses	21,569	29,808	76,956	95,535

Loss from operations	(5,142)	(1,778)	(6,861)	(827)
Other expenses, net	(20)	(15)	(51)	(45)
Gains on sales of assets, net	22,309	20,716	22,301	20,688

Income before income taxes	17,147	18,923	15,389	19,816
Provision for income taxes	(6,760)	(7,191)	(6,079)	(7,530)

Income from discontinued operations	$10,387	$11,732	$9,310	$12,286

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Discontinued Operations (continued)

The major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2007	December 31, 2006
Supplies, prepaid expenses and other assets	$2,923	$4,847
Long-lived assets and goodwill	25,221	73,442

Total assets of discontinued operations	$28,144	$78,289

Liabilities of discontinued operations (principally accrued expenses and other liabilities)	$175	$908

Subsequent to September 30, 2007, we determined that we will close Gulf Coast Medical Center (“GCMC”), a 189-bed general acute care hospital in Biloxi, Mississippi, on January 1, 2008. Our decision was due, in large part, to the current and projected long-term unfavorable effects from Hurricane Katrina. We are currently exploring various disposal alternatives for GCMC’s tangible long-lived assets, which primarily consist of property, plant and equipment. We believe that the net realizable value of such assets is at least as much as their net book value of approximately $15.8 million on September 30, 2007. During the three months ended September 30, 2007 and 2006, GCMC generated pre-tax losses of approximately $2.5 million and $0.2 million, respectively. The corresponding loss amounts for the nine months ended September 30, 2007 and 2006 were $3.7 million and $0.5 million, respectively. In accordance with Statement of Financial Accounting Standards No. 144, GCMC will be reflected as discontinued operations in our 2007 Annual Report on Form 10-K.

6. Income Taxes

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

We adopted FIN 48 with an effective date of January 1, 2007. Retrospective application of FIN 48 was prohibited. In accordance with the transitional provisions of FIN 48, we recorded a cumulative effect adjustment to reduce retained earnings by approximately $4.7 million on January 1, 2007. During the three and nine months ended September 30, 2007, we recorded $7.2 million and $8.7 million, respectively, of unrecognized income tax benefits for current period tax positions. The liabilities for unrecognized income tax benefits at September 30, 2007 and January 1, 2007 were approximately $41.3 million and $32.6 million, respectively.

Included in our unrecognized income tax benefits at September 30, 2007 and January 1, 2007 were approximately $5.1 million and $9.0 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than interest and penalties, the disallowance of such deductions in the short-term would not affect our annual or quarterly effective income tax rates but would accelerate payments to certain taxing authorities.

We file numerous consolidated and separate federal and state income tax returns. With a few exceptions, we are no longer subject to federal and state income tax examinations for fiscal years before September 30, 2004. We do not expect significant changes to the FIN 48 reserve over the next year due to current audits and potential statute extensions.

We recognize interest and penalties related to unrecognized income tax benefits in the provision for income taxes. During the three and nine months ended September 30, 2007, we recognized approximately $0.5 million and $2.7 million, respectively, for interest and penalties. At September 30, 2007 and January 1, 2007, we had accrued approximately $7.9 million and $5.2 million, respectively, for interest and penalties.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Other Significant Matters

Net Revenue, Accounts Receivable and Allowances for Doubtful Accounts. As a result of our settlement of a class action lawsuit that involved billings to uninsured patients, we began discounting our gross charges to uninsured patients for non-elective procedures by 60% in February 2007 (no such discounts were previously provided by us). In connection with this change, we recorded approximately $155.6 million and $426.0 million of uninsured self-pay patient revenue discounts during the three and nine months ended September 30, 2007, respectively.

Concurrent with our new discounting policy, we modified our allowance for doubtful accounts reserve policy for self-pay patients. After implementation of the discounting policy but prior to June 30, 2007, self-pay accounts that were aged less than 300 days from the date that the services were rendered were initially reserved at 60% of their discounted amount and, consistent with our other commercial and governmental payors, reserved at 100% when the account aged 300 days from the date of discharge. The paragraph below contains a discussion of additional allowance for doubtful accounts policy changes that were made effective June 30, 2007. For a discussion of our allowance for doubtful accounts accounting policies prior to February 2007, see Note 1(g) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We monitor our cash collection trends and the aging of our accounts receivable. As a result of (i) a cash collection analysis that evaluated the adequacy of the February 2007 self-pay reserve policy modification and (ii) deterioration in our self-pay accounts receivable balances, we concluded that it was necessary to reserve a greater portion of self-pay accounts receivable. Accordingly, effective June 30, 2007, we further modified our reserve policy for self-pay patients to increase our reserves for those accounts that are aged less than 300 days from the date that the services were rendered. As a result of this change in estimate, we recognized a $39.0 million increase in our provision for doubtful accounts during the nine months ended September 30, 2007, thereby reducing net income and diluted earnings per share by approximately $23.9 million and $0.10, respectively, during such period. We believe that this change in self-pay patient allowances for doubtful accounts appropriately addresses our risk of collection pertaining to the accounts receivable balances after application of the 60% discount.

In the ordinary course of business, we provide services to patients who are financially unable to pay for their care. Accounts characterized as charity and indigent care are not recognized in net revenue. Prior to January 1, 2007, our policy and practice was to forego collection of a patient’s entire account balance upon determining that the patient qualifies under a hospital’s local charity care and/or indigent policy. Commencing January 1, 2007, we implemented a uniform company-wide policy wherein patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and our collection agencies pursue payments on accounts receivable from patients that do not meet such criteria. We monitor the levels of charity and indigent care provided by our hospitals and the procedures employed to identify and account for these patients.

During the three months ended September 30, 2007, we sold a portfolio of accounts receivable to an independent third party on a non-recourse basis. This recovery of accounts receivable that were previously written off reduced our provision for doubtful accounts during such period by approximately $16.0 million.

During the three and nine months ended September 30, 2006, we recorded net revenue of $5.0 million attributable to business interruption insurance policy claims for hurricane and storm activity. No such amounts were recorded in 2007.

Physician and Physician Group Guarantees. We are committed to providing certain financial assistance pursuant to recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that our hospitals serve. At September 30, 2007, we were committed to non-cancelable guarantees of approximately $35.4 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s or physician group’s private practice during the contractual measurement periods, which generally do not exceed one year. We believe that the estimated liabilities for physician and physician group guarantees that were recorded in the condensed consolidated balance sheets, including approximately $11.9 million at September 30, 2007, were adequate and reasonable; however, there can be no assurances that the ultimate liability for such guarantees will not exceed our estimates.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Other Significant Matters (continued)

Recent Accounting Pronouncement-Fair Value Measurements. During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”), which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. The modifications to current practice resulting from the application of this new accounting pronouncement primarily relate to the definition of fair value and the methods used to measure fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within the year of adoption; however, the FASB is considering a potential deferral of SFAS No. 157 for non-financial assets and liabilities. We do not believe that the adoption of this new accounting standard will materially impact our financial position or results of operations.

8. Contingencies

Class Action Lawsuits:

Stockholder Actions. On or about August 2, 2007, Health Management Associates, Inc. (referred to as the “Company” for Note 8 purposes) and certain of its executive officers and directors were named as defendants in an action entitled Cole v. Health Management Associates, Inc. et al. (No. 2:07-CV-0484) (the “Cole Action”), which was filed in the United States District Court for the Middle District of Florida, Fort Myers Division (the “Florida District Court”). This action purports to be brought on behalf of a class of stockholders who purchased the Company’s common stock during the period January 17, 2007 through July 30, 2007. The plaintiff alleges, among other things, that the Company violated Section 10(b) of the Securities Exchange Act of 1934, as amended, by misrepresenting its projected provision for doubtful accounts related to self-pay patients. Three identical purported shareholder class action complaints were filed in the Florida District Court. Subsequently, one of the plaintiffs voluntarily dismissed its complaint without prejudice and the two other plaintiffs consolidated their complaints with the Cole Action. In addition, three other purported stockholders who did not file complaints filed motions to be appointed as the lead plaintiff. The Florida District Court has not yet determined which plaintiff or other person will be designated as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995.

ERISA Actions. On or about August 20, 2007, the Company and certain of its executive officers and directors were named as defendants in an action entitled Ingram v. Health Management Associates, Inc. et al. (No. 2:07-CV-00529), which was filed in the Florida District Court. This action purports to be brought as a class action on behalf of all participants in or beneficiaries of the Health Management Associates, Inc. Retirement Savings Plan (the “Plan”) during the period January 17, 2007 through August 20, 2007 and whose participant accounts included the Company’s common stock. The plaintiff alleges, among other things, that the defendants (i) breached their fiduciary responsibilities to Plan participants and their beneficiaries under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) and neglected to adequately supervise the management/administration of the Plan, (ii) failed to communicate complete, full and accurate information regarding the Plan’s investments in the Company’s common stock and (iii) had conflicts of interest.

During October 2007, two similar purported ERISA class action complaints were filed in the Florida District Court. The plaintiffs in the first complaint brought their action against the Company, all of its current directors, ten unidentified members of the Plan’s Retirement Committee and ten unidentified defendants that had the responsibility for selecting the Plan’s investment funds and monitoring the performance of those funds. The plaintiffs in the second complaint brought their action against the Company, the Plan’s Retirement Committee and thirty unidentified members of the Plan’s Retirement Committee who were employees and senior executives at the Company.

Plaintiffs in the foregoing class actions seek awards of unspecified monetary damages, attorneys’ fees and costs. We intend to vigorously defend against all such actions.

Derivative Action. On or about August 28, 2007, three of our executive officers, all of our current directors and the Company, as a nominal defendant, were named as defendants in a putative shareholder derivative action entitled Martens v. Health Management Associates, Inc. et al. (C.A. 07-2957), which was filed in the Circuit Court of the 20th Judicial Circuit in and for Collier County, Florida, Civil Division. The plaintiff’s claims are based on the same factual allegations as the above-mentioned class actions. The plaintiff alleges, among other things, claims for breach of fiduciary duty, abuse of control, mismanagement, waste and unjust enrichment during the period from January 17, 2007 to August 27, 2007. The plaintiff seeks, among other things, (i) unspecified monetary damages and restitution from the officers and directors, (ii) modifications to the Company’s governance and internal control and (iii) an award for attorney fees and expenses.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Contingencies (continued)

Ascension Health Dispute. On February 14, 2006, we announced that we terminated non-binding negotiations with Ascension Health (“Ascension”) and withdrew our non-binding offer to acquire Ascension’s St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against the Company, styled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that the Company (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $35 million in damages. On July 17, 2007, the Company removed the case to the United States District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104).

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe we breached a confidentiality agreement. Accordingly, we consider the lawsuit filed by the Ascension subsidiaries to be without merit and we intend to vigorously defend the Company against the allegations.

General. As it is not possible to estimate the ultimate loss, if any, relating to the abovementioned lawsuits, no loss accruals have been recorded for these matters at September 30, 2007 or December 31, 2006. Additionally, we are also a party to various other legal actions arising out of the normal course of our business; however, we believe that the ultimate resolution of such actions will not have a material adverse effect on us. Due to the uncertainties inherent in litigation, the ultimate disposition of these actions cannot be presently determined. Should an unfavorable outcome occur in some or all of our legal matters, there could be a material adverse effect on our financial position, results of operations and liquidity.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Condensed Consolidating Financial Statements

Health Management Associates, Inc. (referred to as the “Parent” for Note 9 purposes) is the primary obligor under the New Credit Facilities and the Senior Notes discussed at Note 4. Certain of the Parent’s subsidiaries (the “Guarantor Subsidiaries”) provide joint and several unconditional guarantees as to payment for borrowings under such credit agreements; however, other Parent subsidiaries (the “Non-Guarantor Subsidiaries”) have not been required to provide any such guarantees. Below are schedules presenting condensed consolidating financial statements as of September 30, 2007 and December 31, 2006, as well as the three and nine months ended September 30, 2007 and 2006.

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

September 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Current assets:
Cash and cash equivalents	$104,183	$2,299	$8,139	$—	$114,621
Accounts receivable, net	14,759	547,522	87,308	—	649,589
Other current assets	7,069	127,555	29,926	—	164,550
Deferred income taxes	105,825	—	—	—	105,825
Assets of discontinued operations	—	—	28,144	—	28,144

Total current assets	231,836	677,376	153,517	—	1,062,729
Property, plant and equipment, net	53,137	2,301,157	105,306	—	2,459,600
Investments in subsidiaries	3,782,853	—	—	(3,782,853)	—
Goodwill	—	871,298	38,291	—	909,589
Other long-term assets	66,059	40,102	103,916	—	210,077

Total assets	$4,133,885	$3,889,933	$401,030	$(3,782,853)	$4,641,995

Current liabilities:
Accounts payable	$17,978	$144,783	$8,334	$—	$171,095
Accrued expenses, income taxes payable and other liabilities	106,612	125,983	40,674	—	273,269
Current maturities of long-term debt and capital lease obligations	352,589	23,355	773	—	376,717
Liabilities of discontinued operations	—	—	175	—	175

Total current liabilities	477,179	294,121	49,956	—	821,256
Deferred income taxes	101,227	—	—	—	101,227
Long-term debt and capital lease obligations, less current maturities	3,353,789	49,823	1,646	—	3,405,258
Other long-term liabilities	68,198	21,858	90,706	—	180,762
Minority interests in consolidated entities	18,960	—	—	—	18,960

Total liabilities	4,019,353	365,802	142,308	—	4,527,463
Net assets, including amounts due to/from the Parent	—	3,524,131	258,722	(3,782,853)	—
Total stockholders’ equity	114,532	—	—	—	114,532

Total liabilities and stockholders’ equity	$4,133,885	$3,889,933	$401,030	$(3,782,853)	$4,641,995

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

December 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Current assets:
Cash and cash equivalents	$73,162	$(4,156)	$(2,192)	$—	$66,814
Accounts receivable, net	28,316	525,148	80,091	—	633,555
Other current assets	9,981	122,352	38,596	—	170,929
Deferred income taxes	94,206	—	—	—	94,206
Assets of discontinued operations	—	—	78,289	—	78,289

Total current assets	205,665	643,344	194,784	—	1,043,793
Property, plant and equipment, net	56,636	2,246,865	98,599	—	2,402,100
Investments in subsidiaries	3,709,662	—	—	(3,709,662)	—
Goodwill	—	870,421	38,533	—	908,954
Other long-term assets	24,361	21,609	90,135	—	136,105

Total assets	$3,996,324	$3,782,239	$422,051	$(3,709,662)	$4,490,952

Current liabilities:
Accounts payable	$19,599	$126,600	$8,030	$—	$154,229
Accrued expenses, income taxes payable and other liabilities	108,909	114,923	49,259	—	273,091
Current maturities of long-term debt and capital lease obligations	20,674	20,945	2,818	—	44,437
Liabilities of discontinued operations	—	—	908	—	908

Total current liabilities	149,182	262,468	61,015	—	472,665
Deferred income taxes	109,790	—	—	—	109,790
Long-term debt and capital lease obligations, less current maturities	1,226,656	57,593	12,154	—	1,296,403
Other long-term liabilities	48,484	22,158	79,240	—	149,882
Minority interests in consolidated entities	56,090	—	—	—	56,090

Total liabilities	1,590,202	342,219	152,409	—	2,084,830
Net assets, including amounts due to/from the Parent	—	3,440,020	269,642	(3,709,662)	—
Total stockholders’ equity	2,406,122	—	—	—	2,406,122

Total liabilities and stockholders’ equity	$3,996,324	$3,782,239	$422,051	$(3,709,662)	$4,490,952

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net revenue	$17,494	$963,882	$106,307	$(17,494)	$1,070,189
Total operating expenses	18,790	844,969	129,354	(17,494)	975,619

Income (loss) from operations	(1,296)	118,913	(23,047)	—	94,570
Losses on sales of property, plant and equipment, net	—	(8)	—	—	(8)
Interest expense	(62,120)	(1,523)	(52)	—	(63,695)

Income (loss) from continuing operations before minority interests and income taxes	(63,416)	117,382	(23,099)	—	30,867
Minority interests in losses of consolidated entities, net	282	—	—	—	282

Income (loss) from continuing operations before income taxes	(63,134)	117,382	(23,099)	—	31,149
Income tax (expense) benefit	24,464	(44,477)	8,951	—	(11,062)

Income (loss) from continuing operations	(38,670)	72,905	(14,148)	—	20,087
Income from discontinued operations, net of income taxes	—	—	10,387	—	10,387
Equity in the earnings of consolidated subsidiaries	69,144	—	—	(69,144)	—

Net income (loss)	$30,474	$72,905	$(3,761)	$(69,144)	$30,474

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net revenue	$18,493	$892,371	$96,879	$(18,493)	$989,250
Total operating expenses	21,646	763,926	105,351	(18,493)	872,430

Income (loss) from operations	(3,153)	128,445	(8,472)	—	116,820
Gains (losses) on sales of property, plant and equipment, net	(106)	53	—	—	(53)
Interest expense	(9,269)	(1,233)	(230)	—	(10,732)
Refinancing and debt modification costs	(2,974)	—	—	—	(2,974)

Income (loss) from continuing operations before minority interests and income taxes	(15,502)	127,265	(8,702)	—	103,061
Minority interests in earnings of consolidated entities, net	(436)	—	—	—	(436)

Income (loss) from continuing operations before income taxes	(15,938)	127,265	(8,702)	—	102,625
Income tax (expense) benefit	6,056	(49,284)	3,307	—	(39,921)

Income (loss) from continuing operations	(9,882)	77,981	(5,395)	—	62,704
Income from discontinued operations, net of income taxes	—	—	11,732	—	11,732
Equity in the earnings of consolidated subsidiaries	84,318	—	—	(84,318)	—

Net income	$74,436	$77,981	$6,337	$(84,318)	$74,436

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net revenue	$53,724	$2,984,213	$322,967	$(53,724)	$3,307,180
Total operating expenses	66,471	2,588,432	391,229	(53,724)	2,992,408

Income (loss) from operations	(12,747)	395,781	(68,262)	—	314,772
Gains on sales of property, plant and equipment, net	703	2,549	—	—	3,252
Interest expense	(154,320)	(4,067)	(224)	—	(158,611)
Refinancing and debt modification costs	(761)	—	—	—	(761)

Income (loss) from continuing operations before minority interests and income taxes	(167,125)	394,263	(68,486)	—	158,652
Minority interests in earnings of consolidated entities, net	(106)	—	—	—	(106)

Income (loss) from continuing operations before income taxes	(167,231)	394,263	(68,486)	—	158,546
Income tax (expense) benefit	64,802	(151,777)	26,538	—	(60,437)

Income (loss) from continuing operations	(102,429)	242,486	(41,948)	—	98,109
Income from discontinued operations, net of income taxes	—	—	9,310	—	9,310
Equity in the earnings of consolidated subsidiaries	209,848	—	—	(209,848)	—

Net income (loss)	$107,419	$242,486	$(32,638)	$(209,848)	$107,419

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Entries	Consolidated
Net revenue	$55,856	$2,715,793	$276,919	$(55,856)	$2,992,712
Total operating expenses	61,469	2,292,746	286,704	(55,856)	2,585,063

Income (loss) from operations	(5,613)	423,047	(9,785)	—	407,649
Gains (losses) on sales of property, plant and equipment, net	(196)	2,183	—	—	1,987
Interest expense	(26,411)	(3,366)	(632)	—	(30,409)
Refinancing and debt modification costs	(7,602)	—	—	—	(7,602)

Income (loss) from continuing operations before minority interests and income taxes	(39,822)	421,864	(10,417)	—	371,625
Minority interests in earnings of consolidated entities, net	(2,171)	—	—	—	(2,171)

Income (loss) from continuing operations before income taxes	(41,993)	421,864	(10,417)	—	369,454
Income tax (expense) benefit	14,487	(161,309)	4,036	—	(142,786)

Income (loss) from continuing operations	(27,506)	260,555	(6,381)	—	226,668
Income from discontinued operations, net of income taxes	—	—	12,286	—	12,286
Equity in the earnings of consolidated subsidiaries	266,460	—	—	(266,460)	—

Net income	$238,954	$260,555	$5,905	$(266,460)	$238,954

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) continuing operating activities	$(34,192)	$216,902	$58,529	$241,239
Net cash provided by (used in) continuing investing activities	55,611	(197,681)	(22,489)	(164,559)
Net cash provided by provided by (used in) continuing financing activities	9,602	(12,766)	(12,448)	(15,612)
Net cash used in discontinued operations	—	—	(13,261)	(13,261)

Net increase in cash and cash equivalents	31,021	6,455	10,331	47,807
Cash and cash equivalents at:
Beginning of the period	73,162	(4,156)	(2,192)	66,814

End of the period	$104,183	$2,299	$8,139	$114,621

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) continuing operating activities	$(2,480)	$306,953	$45,475	$349,948
Net cash used in continuing investing activities	(147,674)	(214,728)	(54,066)	(416,468)
Net cash provided by (used in) continuing financing activities	70,446	(10,772)	(1,141)	58,533
Net cash used in discontinued operations	—	—	(6,026)	(6,026)

Net increase (decrease) in cash and cash equivalents	(79,708)	81,453	(15,758)	(14,013)
Cash and cash equivalents at:
Beginning of the period	97,763	(39,039)	11,185	69,909

End of the period	$18,055	$42,414	$(4,573)	$55,896

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

At September 30, 2007, Health Management Associates, Inc. (“we,” “our” or “us”) operated 59 general acute care hospitals with a total of 8,463 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1. Other than pre-tax gains of approximately $22.3 million and $20.7 million from the disposition of certain assets during the three months ended September 30, 2007 and 2006, respectively, such discontinued operations were not material to our consolidated results of operations during the periods presented herein. The following discussion includes the results of operations and cash flows of Gulf Coast Medical Center, a 189-bed general acute care hospital in Biloxi, Mississippi that we plan to close on January 1, 2008. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding Gulf Coast Medical Center’s closure and its results of operations during the periods presented herein.

During the three months ended September 30, 2007, which we refer to as the 2007 Three Month Period, we experienced net revenue growth over the three months ended September 30, 2006, which we refer to as the 2006 Three Month Period, of approximately 8.2%. Such net revenue growth resulted primarily from (i) our de novo general acute care hospital that opened on February 5, 2007, (ii) favorable case mix trends and (iii) improvements in reimbursement rates. Income from continuing operations and diluted earnings per share from continuing operations decreased by approximately $42.6 million and $0.18, respectively, during the 2007 Three Month Period when compared to the 2006 Three Month Period. Offsetting the increase in net revenue during the 2007 Three Month Period and ultimately causing a year-over-year reduction in income from continuing operations were higher interest costs and increases in the provision for doubtful accounts and depreciation and amortization expense. In future periods, we anticipate that the provision for doubtful accounts, which was favorably impacted during the 2007 Three Month Period by approximately $16.0 million from the recovery of certain accounts receivable that were previously written off, will at least approximate the level that we experienced during the nine months ended September 30, 2007.

At our hospitals that were in operation during all of the 2007 Three Month Period and the 2006 Three Month Period, which we refer to as same three month hospitals, emergency room visits and surgical volume increased approximately 3.0% and 1.2%, respectively; however, corresponding same three month hospital admissions declined by 0.4%. We recently implemented corrective action plans at certain hospitals to improve operating trends, including hiring new management teams, modifying physician employment agreements, renegotiating payor contracts and initiating patient/physician/employee satisfaction surveys. Furthermore, we continue to add physicians to our medical staffs and medical equipment to our hospitals in order to meet the needs of the communities that our hospitals serve. We believe that, over time, these investments, coupled with improving demographics, will yield increased hospital surgical volume, emergency room visits and admissions.

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net revenue during the 2007 Three Month Period and the 2006 Three Month Period generated on an outpatient basis. We continue to improve our emergency room and diagnostic imaging services to meet the needs of the communities that our hospitals serve and we have invested capital in nearly every one of our hospitals during the last five years in one of these two areas. As a result of this continuous focus, our same three month hospital adjusted admissions during the 2007 Three Month Period, which adjusts admissions for outpatient volume, increased approximately 1.9% when compared to the 2006 Three Month Period.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. This general industry trend has affected us. Our self-pay same three month hospital admissions as a percent of total admissions increased to approximately 7.9% during the 2007 Three Month Period, as compared to 7.6% during the 2006 Three Month Period. Additionally, same three month hospital self-pay admissions as a percent of total admissions were unchanged during the 2007 Three Month Period when compared to the three months ended June 30, 2007. We regularly evaluate our policies and programs in light of these trends and other information available to us and consider changes or modifications to our policies as circumstances warrant.

Critical Accounting Policies and Estimates Update

Net Revenue, Accounts Receivable and Allowances for Doubtful Accounts. As a result of our settlement of a class action lawsuit that involved billings to uninsured patients, we began discounting our gross charges to uninsured patients for non-elective procedures by 60% in February 2007 (no such discounts were previously provided by us). In connection with this change, we recorded approximately $155.6 million and $426.0 million of uninsured self-pay patient revenue discounts during the 2007 Three Month Period and the nine months ended September 30, 2007, respectively.

Concurrent with our new discounting policy, we modified our allowance for doubtful accounts reserve policy for self-pay patients. After implementation of the discounting policy but prior to June 30, 2007, self-pay accounts that were aged less than 300 days from the date that the services were rendered were initially reserved at 60% of their discounted amount and, consistent with our other commercial and governmental payors, reserved at 100% when the account aged 300 days from the date of discharge. The paragraph below contains a discussion of additional allowance for doubtful accounts policy changes that were made effective on June 30, 2007. For a discussion of our allowance for doubtful accounts accounting policies prior to February 2007, see Note 1(g) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We monitor our cash collection trends and the aging of our accounts receivable. As a result of (i) a cash collection analysis that evaluated the adequacy of the February 2007 self-pay reserve policy modification and (ii) deterioration in our self-pay accounts receivable balances, we concluded that it was necessary to reserve a greater portion of self-pay accounts receivable. Accordingly, effective June 30, 2007, we further modified our reserve policy for self-pay patients to increase our reserves for those accounts that are aged less than 300 days from the date that the services were rendered. As a result of this change in estimate, we recognized a $39.0 million increase in our provision for doubtful accounts during the nine months ended September 30, 2007, thereby reducing net income and diluted earnings per share by approximately $23.9 million and $0.10, respectively, during such period. We believe that this change in self-pay patient allowances for doubtful accounts appropriately addresses our risk of collection pertaining to the accounts receivable balances after application of the 60% discount.

In the ordinary course of business, we provide services to patients who are financially unable to pay for their care. Accounts characterized as charity and indigent care are not recognized in net revenue. Prior to January 1, 2007, our policy and practice was to forego collection of a patient’s entire account balance upon determining that the patient qualifies under a hospital’s local charity care and/or indigent policy. Commencing January 1, 2007, we implemented a uniform company-wide policy wherein patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and our collection agencies pursue payments on accounts receivable from patients that do not meet such criteria. We monitor the levels of charity and indigent care provided by our hospitals and the procedures employed to identify and account for these patients.

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

We adopted FIN 48 with an effective date of January 1, 2007. Retrospective application of FIN 48 was prohibited. In accordance with the transitional provisions of FIN 48, we recorded a cumulative effect adjustment to reduce retained earnings by approximately $4.7 million on January 1, 2007. During the 2007 Three Month Period and the nine months ended September 30, 2007, we recorded $7.2 million and $8.7 million, respectively, of unrecognized income tax benefits for current period tax positions. The liabilities for unrecognized income tax benefits at September 30, 2007 and January 1, 2007 were approximately $41.3 million and $32.6 million, respectively.

See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for further discussion regarding our adoption of FIN 48.

Fair Value Measurements. During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”), which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. The modifications to current practice resulting from the application of this new accounting pronouncement primarily relate to the definition of fair value and the methods used to measure fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within the year of adoption; however, the FASB is considering a potential deferral of SFAS No.157 for non-financial assets and liabilities. We do not believe that the adoption of this new accounting standard will materially impact our financial position or results of operations.

2007 Three Month Period Compared to the 2006 Three Month Period

The tables below summarize our operating results for the 2007 Three Month Period and the 2006 Three Month Period.

	Three Months Ended September 30,
	2007		2006
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$1,070,189	100.0%	$989,250		100.0%

Operating expenses:
Salaries and benefits	438,864	41.0	402,239		40.7
Supplies	139,080	13.0	132,916		13.4
Provision for doubtful accounts	126,486	11.8	94,090		9.5
Depreciation and amortization	56,710	5.3	46,908		4.8
Rent expense	20,692	2.0	21,034		2.1
Other operating expenses	193,787	18.1	175,243		17.7

Total operating expenses	975,619	91.2	872,430		88.2

Income from operations	94,570	8.8	116,820		11.8

Other income (expense):
Losses on sales of property, plant and equipment, net	(8)	—	(53)		—
Interest expense	(63,695)	(5.9)	(10,732)		(1.1)
Refinancing and debt modification costs	—	—	(2,974)		(0.3)

Income from continuing operations before minority interests and income taxes	30,867	2.9	103,061		10.4
Minority interests in (earnings) losses of consolidated entities, net	282	—	(436)		—

Income from continuing operations before income taxes	31,149	2.9	102,625		10.4
Provision for income taxes	(11,062)	(1.0)	(39,921)		(4.0)

Income from continuing operations	$20,087	1.9%	$62,704		6.4%

	Three Months Ended September 30,		Change		Percent Change
	2007	2006
Same Hospitals
Occupancy	42.4%	43.8%	(140	) bps*	n/a
Patient days	317,403	319,833	(2,430)		(0.8)%
Admissions	75,681	76,013	(332)		(0.4)%
Adjusted admissions	131,811	129,411	2,400		1.9%
Emergency room visits	333,847	324,262	9,585		3.0%
Total surgeries	69,768	68,949	819		1.2%
Outpatient revenue percent	50.5%	49.1%	140	bps	n/a
Inpatient revenue percent	49.5%	50.9%	(140	) bps	n/a

Total Hospitals
Occupancy	42.2%	43.8%	(160	) bps	n/a
Patient days	319,857	319,833	24		—
Admissions	76,337	76,013	324		0.4%
Adjusted admissions	132,846	129,411	3,435		2.7%
Emergency room visits	338,000	324,262	13,738		4.2%
Total surgeries	70,222	68,949	1,273		1.8%
Outpatient revenue percent	50.4%	49.2%	120	bps	n/a
Inpatient revenue percent	49.6%	50.8%	(120	) bps	n/a

*	basis points

Net revenue during the 2007 Three Month Period was approximately $1,070.2 million as compared to $989.3 million during the 2006 Three Month Period. This change represented an increase of $80.9 million or 8.2%. Same three month hospitals provided approximately $64.7 million, or 80.0%, of the increase in net revenue as a result of increases in emergency room visits, surgical volume and reimbursement rates and favorable case mix trends. The remaining $16.2 million increase was primarily attributable to Physicians Regional Medical Center-Collier Boulevard, which opened on February 5, 2007, offset by a $5.0 million reduction in net revenue from business interruption insurance policy claims.

Net revenue per adjusted admission at our same three month hospitals increased approximately 4.6% during the 2007 Three Month Period as compared to the 2006 Three Month Period. Contributing factors to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial providers.

Our provision for doubtful accounts during the 2007 Three Month Period grew 230 basis points to 11.8% of net revenue compared to 9.5% of net revenue during the 2006 Three Month Period. Such increase was primarily attributable to (i) the increased prevalence of uninsured and underinsured patients in the mix of patients that we serve and (ii) the effects of the net revenue, accounts receivable and allowances for doubtful accounts policy modifications discussed at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1. During the 2007 Three Month Period, these factors were partially offset by approximately $16.0 million from the recovery of certain accounts receivable that were previously written off.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, is important because it provides us with key information regarding the level of patient care for which we do not receive remuneration. During the 2007 Three Month Period and the 2006 Three Month Period, such percentage was determined to be 24.2% and 21.9%, respectively. The 230 basis point increase during the 2007 Three Month Period compared to the 2006 Three Month Period reflects, among other things, our increased volume of uninsured and underinsured patient activity, partially offset by the favorable impact of the aforementioned accounts receivable recovery.

Salaries and benefits as a percent of net revenue increased to 41.0% during the 2007 Three Month Period from 40.7% during the 2006 Three Month Period. Same three month hospital salaries and benefits increased from 39.5% of net revenue during the 2006 Three Month Period to 40.0% during the 2007 Three Month Period. These increases were primarily due to an increase in employed physicians and routine salary and wage increases.

Depreciation and amortization as a percent of net revenue increased from 4.8% during the 2006 Three Month Period to 5.3% during the 2007 Three Month Period. This increase primarily resulted from calendar year 2006 capital expenditures for renovation and expansion projects at certain of our facilities, new hospital construction and hospital replacement projects. Additionally, the intangible assets from our physician and physician group guarantees generated more amortization expense during the 2007 Three Month Period than the 2006 Three Month Period.

Other operating expenses as a percent of net revenue increased from 17.7% during the 2006 Three Month Period to 18.1% during the 2007 Three Month Period. In addition to increased costs for professional fees, repairs and maintenance and advertising during the 2007 Three Month Period, the percent increase was due to incremental costs from our de novo general acute care hospital that opened on February 5, 2007.

Interest expense increased from approximately $10.7 million during the 2006 Three Month Period to $63.7 million during the 2007 Three Month Period. Such increase was primarily attributable to (i) borrowings of $2.75 billion in connection with the recapitalization of our balance sheet on March 1, 2007 and (ii) Non-Put Payments, as defined and described in the Third Supplemental Indenture with respect to our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). Partially offsetting these increases were reduced costs from our revolving credit agreements due to the absence of borrowings thereunder during the 2007 Three Month Period. See “Liquidity-Capital Resources, Credit Facilities” below and Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for discussion of our long-term debt arrangements.

In connection with the execution of the Third Supplemental Indenture to the 2023 Notes, we incurred approximately $3.0 million of non-capitalizable debt restructuring costs during the 2006 Three Month Period, which have been recorded as refinancing and debt modification costs.

Our effective income tax rates were approximately 35.5% and 38.9% during the 2007 Three Month Period and the 2006 Three Month Period, respectively. Our provision for income taxes was favorably impacted during the 2007 Three Month Period by, among other things, the finalization of our 2006 federal and state income tax returns and the lapsing of certain statutes of limitations.

2007 Nine Month Period Compared to the 2006 Nine Month Period

The tables below summarize our operating results for the nine months ended September 30, 2007 and 2006, which we refer to as the 2007 Nine Month Period and the 2006 Nine Month Period, respectively.

	Nine Months Ended September 30,
	2007		2006
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$3,307,180	100.0%	$2,992,712		100.0%
Operating expenses:
Salaries and benefits	1,336,421	40.4	1,190,013		39.8
Supplies	446,848	13.5	413,286		13.8
Provision for doubtful accounts	398,321	12.1	267,341		8.9
Depreciation and amortization	162,485	4.9	132,842		4.4
Rent expense	62,920	1.9	61,522		2.1
Other operating expenses	585,413	17.7	520,059		17.4

Total operating expenses	2,992,408	90.5	2,585,063		86.4

Income from operations	314,772	9.5	407,649		13.6

Other income (expense):
Gains on sales of property, plant and equipment, net	3,252	0.1	1,987		0.1
Interest expense	(158,611)	(4.8)	(30,409)		(1.0)
Refinancing and debt modification costs	(761)	—	(7,602)		(0.2)

Income from continuing operations before minority interests and income taxes	158,652	4.8	371,625		12.5
Minority interests in earnings of consolidated entities, net	(106)	—	(2,171)		(0.1)

Income from continuing operations before income taxes	158,546	4.8	369,454		12.4
Provision for income taxes	(60,437)	(1.8)	(142,786)		(4.8)

Income from continuing operations	$98,109	3.0%	$226,668		7.6%

	Nine Months Ended September 30,		Change		Percent Change
	2007	2006
Same Hospitals
Occupancy	45.6%	46.1%	(50	) bps*	n/a
Patient days	969,549	986,868	(17,319)		(1.8)%
Admissions	229,089	230,607	(1,518)		(0.7)%
Adjusted admissions	389,451	384,791	4,660		1.2%
Emergency room visits	969,788	942,818	26,970		2.9%
Total surgeries	205,669	207,822	(2,153)		(1.0)%
Outpatient revenue percent	48.7%	49.1%	(40	) bps	n/a
Inpatient revenue percent	51.3%	50.9%	40	bps	n/a

Total Hospitals
Occupancy	45.2%	45.9%	(70	) bps	n/a
Patient days	1,015,935	1,007,174	8,761		0.9%
Admissions	239,672	235,114	4,558		1.9%
Adjusted admissions	408,809	393,604	15,205		3.9%
Emergency room visits	1,024,397	986,744	37,653		3.8%
Total surgeries	213,272	213,691	(419)		(0.2)%
Outpatient revenue percent	49.1%	50.1%	(100	) bps	n/a
Inpatient revenue percent	50.9%	49.9%	100	bps	n/a

*	basis points

Net revenue during the 2007 Nine Month Period was approximately $3,307.2 million as compared to $2,992.7 million during the 2006 Nine Month Period. This change represented an increase of $314.5 million or 10.5%. Our hospitals that were in operation during all of the 2007 Nine Month Period and the 2006 Nine Month Period, which we refer to as same nine month hospitals, provided approximately $196.5 million, or 62.5%, of the increase in net revenue as a result of increases in emergency room visits and reimbursement rates and favorable case mix trends. The remaining $118.0 million increase was primarily attributable to the hospitals we acquired after December 31, 2005 and Physicians Regional Medical Center—Collier Boulevard, which opened February 5, 2007.

Net revenue per adjusted admission at our same nine month hospitals increased approximately 5.5% during the 2007 Nine Month Period as compared to the 2006 Nine Month Period. Contributing factors to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial providers.

Our provision for doubtful accounts during the 2007 Nine Month Period, which includes the abovementioned $39.0 million of incremental expense for self-pay accounts, grew 320 basis points to 12.1% of net revenue compared to 8.9% of net revenue during the 2006 Nine Month Period. Additionally, our Uncompensated Patient Care Percentage, which is described above under the heading “2007 Three Month Period Compared to the 2006 Three Month Period,” increased from 20.5% during the 2006 Nine Month Period to 23.4% during the 2007 Nine Month Period. These adverse trends were primarily attributable to (i) the increased prevalence of uninsured and underinsured patients in the mix of patients that we serve and (ii) the effects of the net revenue, accounts receivable and allowances for doubtful accounts policy modifications discussed at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1. During the 2007 Nine Month Period, these factors were partially offset by approximately $16.0 million from the recovery of certain accounts receivable that were previously written off.

Salaries and benefits as a percent of net revenue increased to 40.4% during the 2007 Nine Month Period from 39.8% during the 2006 Nine Month Period. Same nine month hospital salaries and benefits increased from 38.3% of net revenue during the 2006 Nine Month Period to 38.7% during the 2007 Nine Month Period. These increases were primarily due to additional employed physicians, including those that joined us as a result of our May 1, 2006 acquisition of Cleveland Clinic—Naples Hospital (now known as Physicians Regional Medical Center—Pine Ridge), and routine salary and wage increases.

Depreciation and amortization as a percent of net revenue increased from 4.4% during the 2006 Nine Month Period to 4.9% during the 2007 Nine Month Period. This increase primarily resulted from calendar year 2006 capital expenditures for renovation and expansion projects at certain of our facilities, new hospital construction and hospital replacement projects. Additionally, the intangible assets from our physician and physician group guarantees generated more amortization expense during the 2007 Nine Month Period than the 2006 Nine Month Period.

Other operating expenses as a percent of net revenue increased from 17.4% during the 2006 Nine Month Period to 17.7% during the 2007 Nine Month Period. In addition to increased costs for professional fees, repairs and maintenance and advertising during the 2007 Nine Month Period, the percent increase was due to higher costs at hospitals we acquired after December 31, 2005 and incremental costs from our de novo general acute care hospital that opened on February 5, 2007.

Interest expense increased from approximately $30.4 million during the 2006 Nine Month Period to $158.6 million during the 2007 Nine Month Period. The principal factors causing such increase are the same as those set forth above under the heading “2007 Three Month Period Compared to the 2006 Three Month Period” and higher interest costs during the 2007 Nine Month Period related to our $400.0 million of 6.125% Senior Notes due 2016. Partially offsetting the 2007 Nine Month Period interest expense increase were reduced costs from our revolving credit agreements due to a lower average outstanding balance during the 2007 Nine Month Period when compared to the 2006 Nine Month Period. See “Liquidity-Capital Resources, Credit Facilities” below and Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for discussion of our long-term debt arrangements.

In connection with our January 31, 2006 repurchase of certain of our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 and the execution of the Third Supplemental Indenture to the 2023 Notes, we wrote off approximately $4.6 million of deferred financing costs and incurred $3.0 million of non-capitalizable debt restructuring costs during the 2006 Nine Month Period. We also wrote off $0.8 million of deferred financing costs during the 2007 Nine Month Period in connection with the termination of our predecessor revolving credit agreement and redemptions of certain of our convertible notes. Non-capitalizable debt restructuring costs and write-offs of deferred financing costs have been recorded as refinancing and debt modification costs. See Note 4 to the Interim Condensed Consolidated Financial Statements for further discussion of our convertible note repurchases and recent changes to our debt structure.

Our effective income tax rates were approximately 38.1% and 38.6% during the 2007 Nine Month Period and the 2006 Nine Month Period, respectively.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Below is a summary of our recent cash flow activity (in thousands).

	Nine Months Ended September 30,
	2007	2006
Sources (uses) of cash and cash equivalents:
Operating activities	$241,239	$349,948
Investing activities	(164,559)	(416,468)
Financing activities	(15,612)	58,533
Discontinued operations	(13,261)	(6,026)

Net increase (decrease) in cash and cash equivalents	$47,807	$(14,013)

Cash flow activities from Gulf Coast Medical Center, which we plan to close on January 1, 2008, are included in continuing operations during the periods presented herein. Such cash flow activities were immaterial in relation to our consolidated cash flow activities. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding Gulf Coast Medical Center.

Operating Activities

Our cash flows from continuing operating activities decreased approximately $108.7 million or 31.1% during the 2007 Nine Month Period when compared to the 2006 Nine Month Period. The decrease primarily related to (i) lower pre-tax income from continuing operations during the 2007 Nine Month Period compared to the 2006 Nine Month Period and (ii) unfavorable year-over-year changes in the timing of payments of accrued expenses and other liabilities. Offsetting these uses of cash were (i) a reduction of federal and state income tax payments of approximately $54.6 million during the 2007 Nine Month Period compared to the 2006 Nine Month Period and (ii) an increase in accounts payable during the 2007 Nine Month Period. Business interruption insurance proceeds of approximately $2.7 million and $5.0 million were included in cash flows from continuing operating activities during the 2007 Nine Month Period and the 2006 Nine Month Period, respectively. Such amounts have generally been utilized to make minor repairs and fund remediation efforts at the hospitals impacted by hurricane and storm activity.

Investing Activities

Cash used in investing activities during the 2007 Nine Month Period consisted primarily of (i) approximately $213.4 million for additions to property, plant and equipment, which principally consisted of renovation and expansion projects at certain of our facilities and capital expenditures for completion of the construction of Physicians Regional Medical Center—Collier Boulevard, (ii) $36.1 million that we paid for acquisitions of minority interests and other health care businesses and (iii) a net increase in restricted funds of $7.6 million. Offsetting these cash outlays were (i) cash receipts of approximately $22.6 million from sales of property, plant and equipment and insurance recoveries and (ii) cash proceeds of $70.0 million from the sale of discontinued operations (two Virginia-based general acute care hospitals and certain entities affiliated with such hospitals). Insurance proceeds have generally been utilized for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

During the 2006 Nine Month Period, cash used in investing activities consisted primarily of (i) approximately $180.2 million paid for hospitals we acquired with effective acquisition dates of February 1, 2006, May 1, 2006 and June 1, 2006, (ii) a final working capital settlement payment of $4.7 million pertaining to an acquisition from a prior period, (iii) $252.5 million for additions to property, plant and equipment, which principally consisted of renovation and expansion projects at certain of our facilities, new hospital construction and capital expenditures for hospital replacement projects, and (iv) a net increase in restricted funds of $21.6 million. Offsetting these cash outlays were (i) cash receipts of approximately $5.3 million from sales of property, plant and equipment and (ii) cash proceeds of $37.2 million from the sale of discontinued operations (two Florida-based psychiatric hospitals and certain real property in Lakeland, Florida).

Financing Activities

Cash provided by financing activities during the 2007 Nine Month Period included (i) net cash proceeds of approximately $2,706.6 million from borrowings under our New Credit Facilities (as described below under the heading “Capital Resources – Credit Facilities”) in order to finance our special cash dividend on March 1, 2007 and repay $275.0 million under our predecessor revolving credit agreement, (ii) cash proceeds from exercises of stock options of $24.8 million and (iii) investments by minority shareholders of $8.4 million in a joint venture with respect to Riverview Regional Medical Center. In addition to approximately $325.5 million of principal payments on long-term debt and capital lease obligations, which included repurchases of certain of our convertible debt securities and repayment of our predecessor revolving credit agreement, cash used by financing activities during the 2007 Nine Month Period included the payment of our special cash dividend in the aggregate amount of $2,425.0 million and payments for financing costs of $3.3 million. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for discussion of our long-term debt arrangements.

Cash provided by financing activities during the 2006 Nine Month Period included (i) borrowings of $435.0 million under our predecessor revolving credit agreement in order to finance our hospital acquisitions, make certain income tax payments and repurchase a portion of our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”), (ii) net proceeds from our April 21, 2006 sale of $400.0 million of 6.125% Senior Notes due 2016 and (iii) cash proceeds from exercises of stock options of $22.0 million. As more fully discussed at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1, on January 31, 2006 we repurchased approximately $275.9 million of New 2022 Notes, which represented the accreted value thereof on such date. Additionally, cash used by financing activities during the 2006 Nine Month Period included (i) principal repayments of $435.0 million on our predecessor revolving credit agreement, (ii) dividend payments of $43.3 million, (iii) treasury stock purchases of $24.6 million and (iv) payments of financing costs of $3.5 million.

Discontinued Operations

The cash used by operating our discontinued operations during the 2007 Nine Month Period and the 2006 Nine Month Period was approximately $13.3 million and $6.0 million, respectively. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 for a discussion of our discontinued operations.

Days Sales Outstanding

On February 22, 2007, we announced a number of financial and quality objectives for the year ending December 31, 2007, including days sales outstanding, or DSO, which is calculated by dividing quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable. Our DSO at September 30, 2007 was 53 days, which compares to 52 days at June 30, 2007, and is within our 2007 published DSO objective range of 50 days to 56 days.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that carrybacks, reversals of existing taxable temporary differences and future taxable income will allow us to realize the deferred tax assets that are recognized in our condensed consolidated balance sheets.

Capital Resources

Credit Facilities

New Senior Secured Credit Facilities. On March 1, 2007, we completed a recapitalization of our balance sheet (the “Recapitalization”) wherein we entered into agreements for $3.25 billion in new variable rate senior secured credit facilities (the “New Credit Facilities”) that closed on February 16, 2007. The New Credit Facilities were initially used to fund a special cash dividend of approximately $2.43 billion and repay all amounts outstanding (i.e., $275.0 million) under our predecessor revolving credit agreement. The New Credit Facilities consist of a seven-year $2.75 billion term loan (the “New Term Loan”) and a $500.0 million six-year revolving credit facility (the “New Revolving Credit Agreement”). The Recapitalization and the New Credit Facilities are discussed in further detail at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1.

The New Term Loan requires (i) quarterly principal payments to amortize 1% of the loan’s original face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. During the New Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. The New Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the New Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the New Credit Facilities, which is generally payable quarterly in arrears, utilizes LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the New Term Loan and the New Revolving Credit Agreement. Pursuant to the requirements of the agreements underlying the New Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract, which provides for us to pay a fixed interest rate of 6.7445% on the notional amount of the interest rate swap contract for the seven-year term of the New Term Loan. At September 30, 2007, approximately $36.0 million of the New Term Loan was not covered by the interest rate swap contract and, accordingly, such amount is subject to the New Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 6.9% and 6.5% on September 30, 2007 and November 2, 2007, respectively).

Our effective interest rate on the variable rate New Revolving Credit Agreement, which is not covered by the aforementioned interest rate swap contract, was approximately 6.7% on November 2, 2007. Although there were no amounts outstanding under the New Revolving Credit Agreement on such date, standby letters of credit in favor of third parties of approximately $36.6 million reduced the amount available for borrowing thereunder to $463.4 million.

Pursuant to the terms and conditions of the New Credit Facilities, the manner in which we can redeem some or all of the 2023 Notes (as described below under the heading “Convertible Debt Securities”) is limited. Should we use future proceeds from the New Credit Facilities for such redemption, we must meet certain financial ratios and, in some circumstances, we must maintain a specified minimum availability under the New Revolving Credit Agreement. If we elect to borrow funds other than under the New Credit Facilities or issue equity securities in order to fund a redemption of some or all of the 2023 Notes, we will be subject to separate requirements, including, among other things, a requirement that we maintain compliance with certain financial ratios. Furthermore, as set forth under the New Credit Facilities, such additional borrowed funds must be in the form of either permitted subordinated indebtedness or permitted senior unsecured indebtedness.

We intend to fund the New Term Loan’s quarterly interest payments and its required annual principal payments of $27.5 million with available cash balances, cash provided by operating activities and, if necessary, borrowings under the New Revolving Credit Agreement.

Promissory Demand Note. We maintain a $20.0 million unsecured Demand Promissory Note in favor of a bank that is to be used as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the Demand Promissory Note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest outstanding under the Demand Promissory Note will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. The Demand Promissory Note’s effective interest rate on November 2, 2007 was approximately 5.6%; however, there were no amounts outstanding thereunder on such date.

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

Convertible Debt Securities

1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). At September 30, 2007, approximately $574.7 million of the 2023 Notes was outstanding. The holders of the 2023 Notes may require us to repurchase all or a portion of their notes on August 1, 2008 for a cash purchase price per note equal to 100% of the note’s principal face amount, plus accrued and unpaid interest. Following the announcement of the Recapitalization, our credit ratings were downgraded, which constituted a triggering event under the 2023 Notes and caused such notes to become immediately convertible. Subsequent to September 30, 2007, no holders of the 2023 Notes have indicated to us an intent to convert their notes. Should some or all of the 2023 Notes convert or if we are required to repurchase some or all of the notes on August 1, 2008, we intend to fund such transactions with available cash balances, cash provided by operating activities and, if necessary, borrowings under the New Revolving Credit Agreement.

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

Dividends

On January 17, 2007, we announced that our Board of Directors had declared a special cash dividend, payable on March 1, 2007, of $10.00 per share of common stock. This special cash dividend, which was a component of the Recapitalization, aggregated approximately $2.43 billion and was funded with the net proceeds from the New Term Loan. In light of the special cash dividend, all future dividend payments have been suspended indefinitely. Additionally, the New Credit Facilities provide certain restrictions on our ability to pay cash dividends.

Standby Letters of Credit

At November 2, 2007, we maintained approximately $36.6 million of standby letters of credit in favor of third parties with various expiration dates through September 30, 2008. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the New Revolving Credit Agreement.

Capital Expenditures

We believe that recurring annual operational capital expenditures will approximate five to six percent of net revenue. Additionally, our long-term business strategy may call for us to acquire additional hospitals that meet our acquisition criteria. Historically, acquisitions of hospitals accounted for a significant portion of our capital expenditures in any given fiscal year and/or quarter. We generally fund acquisitions, replacement hospitals and other recurring capital expenditures with available cash balances, cash generated from operating activities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. See Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for discussion of our recently completed acquisitions.

A number of hospital renovation and/or expansion projects were underway at September 30, 2007. We do not believe that any of these projects are individually significant or that they represent, in the aggregate, a substantial commitment of our resources. We are contractually obligated to commence construction of a replacement hospital at our Monroe, Georgia location on or before September 13, 2008; however, the aggregate cost for such project has not yet been determined.

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

During the 2007 Nine Month Period, there were no material changes to the off-balance sheet information provided by us in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Descriptions of and updates to material legal proceedings to which Health Management Associates, Inc. (“we,” “our” or “us”) and our subsidiaries are a party are set forth in Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6.	Exhibits.

See Index to Exhibits beginning on page 33 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: November 9, 2007	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10) Material Contracts

*10.1	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated November 5, 2007, is incorporated herein by reference.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.