Form 10-K
period 2007-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2008-02-28
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of February 22, 2008, there were 243,169,549 shares of the registrant’s Class A Common Stock, par value $0.01 per share, outstanding. As of June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,661,577,375 as determined by reference to the listed price of the registrant’s Class A Common Stock as of the close of business on such day. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.

Portions of the registrant’s definitive proxy statement, to be issued in connection with the Annual Meeting of Stockholders of the registrant to be held on May 13, 2008, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report.

FORM 10-K ANNUAL REPORT

HEALTH MANAGEMENT ASSOCIATES, INC.

Year ended December 31, 2007

Note:	Portions of the registrant’s definitive proxy statement, to be issued in connection with the Annual Meeting of Stockholders of the registrant to be held on May 13, 2008, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report.

PART I

Item 1.	Business.

Overview

Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) primarily operate general acute care hospitals in non-urban communities. As of December 31, 2007, we operated 59 hospitals with a total of 8,458 licensed beds in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. Subsequent to December 31, 2007, we closed Gulf Coast Medical Center, a 189-bed general acute care hospital in Biloxi, Mississippi.

Services provided by our hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care and pediatric services. We also provide outpatient services such as one-day surgery, laboratory, x-ray, respiratory therapy, cardiology and physical therapy. Additionally, some of our hospitals provide specialty services in, among other areas, cardiology (e.g., open-heart surgery, etc.), neuro-surgery, oncology, radiation therapy, computer-assisted tomography (“CT”) scanning, magnetic resonance imaging (“MRI”), lithotripsy and full-service obstetrics. Our facilities benefit from centralized corporate resources, such as purchasing, information services, finance and accounting systems, legal services, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

During the year ended December 31, 2007, we made certain changes and additions to our senior executive management team. Burke W. Whitman, who previously served as our President and Chief Operating Officer, was named President and Chief Executive Officer, succeeding Joseph V. Vumbacco, and appointed to our Board of Directors. Mr. Vumbacco continued to serve as our Vice Chairman and a member of our Board of Directors until his retirement on December 31, 2007. Additionally, Kelly E. Curry was named Executive Vice President and Chief Operating Officer effective July 1, 2007 and we hired a Treasurer effective July 9, 2007.

As more fully discussed at Note 3 to the Consolidated Financial Statements in Item 8 of Part II, we completed a recapitalization of our balance sheet in March 2007 (the “Recapitalization”). Among other things, the Recapitalization included the payment of a special $10.00 per share cash dividend to our stockholders and significant modifications to our then existing debt structure. Moreover, in light of the special cash dividend, all future dividends were suspended indefinitely.

Effective March 1, 2006, our Board of Directors approved a change in our fiscal year end from September 30 to December 31. In connection with this change, we have included in Item 8 of Part II our audited Consolidated Financial Statements (i) as of and for the years ended December 31, 2007 and 2006 (the “2007 Calendar Year” and the “2006 Calendar Year,” respectively), (ii) for the three months ended December 31, 2005 (the “2005 Three Month Period”) and (iii) for the year ended September 30, 2005 (the “2005 Fiscal Year”).

Our Class A common stock is listed on the New York Stock Exchange under the symbol “HMA.” We were incorporated in Delaware in 1979 but began operations through a subsidiary that was formed in 1977. We became a public company in 1991. We have been named to the list of Fortune Magazine’s Most Admired Companies in America, appearing as the top hospital company in the “Health Care: Medical Facilities” category for the last two years.

Acquisitions, Divestitures, Joint Ventures and Other Activity

Historically, we proactively identified acquisition targets and responded to requests for proposals from entities that were seeking to sell or lease hospital facilities. As a result of this strategy, we customarily entered into multiple agreements each year to acquire or lease hospital facilities. However, since mid-2006 we have elected to moderate our acquisition activity in order to focus our attention on (i) improving, developing and enhancing the operations of our existing health care facilities and (ii) identifying joint ventures and other arrangements that augment our position in the markets where we already have health care operations. Additionally, we continue to evaluate our portfolio of hospitals and, if an individual hospital no longer meets our short and long-term performance criteria, we consider strategic alternatives, including, in some cases, divestiture. Where appropriate, and consistent with our performance criteria and other objectives, we explore collaborative relationships, including joint ventures, with physicians and others. Generally, at any given time, we are actively involved in negotiations concerning possible acquisitions, divestitures and joint ventures. Recently completed transactions are set forth below.

Divestitures (completed and pending)

•

On July 31, 2007, we completed the sale of Lee Regional Medical Center, an 80-bed general acute care hospital in Pennington Gap, Virginia, Mountain View Regional Medical Center, a 133-bed general acute care hospital in Norton, Virginia, and certain health care entities affiliated with such hospitals. The selling price was $70.0 million, plus a working capital adjustment, and yielded a pre-tax gain of approximately $21.8 million.

•

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

•

During October 2007, we determined that we would close Gulf Coast Medical Center (“GCMC”) on January 1, 2008. In large part, our decision was due to the inability of the hospital to rebound from the devastating effects of Hurricane Katrina. We are currently exploring various disposal alternatives for GCMC’s tangible long-lived assets, which primarily consist of property, plant and equipment.

The aforementioned divestitures, together with Southwest Regional Medical Center (“SRMC”), are hereinafter collectively referred to as “Discontinued Operations.” We are currently evaluating various alternatives to divest SRMC, a 79-bed general acute care hospital in Little Rock, Arkansas; however, the timing of such divestiture has not yet been determined.

Joint Venture and Other Activity

•

On April 16, 2007, we paid $32.0 million to a minority shareholder in order to acquire the 20% equity interests that we did not already own in each of the 176-bed Dallas Regional Medical Center at Galloway (formerly Medical Center of Mesquite) and the 172-bed Woman’s Center at Dallas Regional Medical Center (formerly Mesquite Community Hospital). Both such hospitals are located in Mesquite, Texas and are now wholly owned by us. During the last quarter of the 2007 Calendar Year, the Woman’s Center at Dallas Regional Medical Center was converted from a general acute care hospital to a specialty women’s hospital.

•	On February 5, 2007, we opened our de novo 100-bed general acute care hospital, Physicians Regional Medical Center—Collier Boulevard in Naples, Florida.

•

During the 2007 Calendar Year, we established joint ventures in regard to the hospitals identified in the table below. As a result, the joint ventures now own and operate those hospitals. Local physicians own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We continue to own a majority of the equity interests in each of the joint ventures and maintain management control of each hospital’s day-to-day operations. During 2008, we plan to complete a joint venture syndication with respect to Midwest Regional Medical Center, our 255-bed general acute care hospital in Midwest City, Oklahoma.

Hospital	Location of Hospital	Inception Date of Joint Venture
Riverview Regional Medical Center	Gadsden, Alabama	January 23, 2007

Williamson Memorial Hospital	Williamson, West Virginia	December 1, 2007

Market

Our market is non-urban areas with populations of 30,000 to 400,000 people located primarily in the southeastern and southwestern United States. Typically, the general acute care hospitals we acquire are, or we believe can become, the sole or preferred provider of health care services in their market areas. Our target markets generally have the following characteristics:

•	A history of being medically underserved. We believe that we can enhance and increase the level and quality of health care services in many underserved markets.

•	Favorable demographics, including a growing elderly population. We believe that this growing population uses a higher volume of hospital services.

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

Business Strategy

Our business strategy is to deliver high quality health care services and improve patient and physician satisfaction, improve operations of our existing hospitals, utilize efficient management and acquire strategic hospitals in non-urban communities.

Deliver High Quality Health Care Services and Improve Patient and Physician Satisfaction

All of our hospitals (and substantially all of our laboratories and home health agencies) that have been surveyed are accredited by The Joint Commission, an independent not-for-profit organization that accredits and certifies more than 15,000 health care organizations and programs based on certain performance standards. We continually seek to improve the quality of the health care services we deliver and the satisfaction of our patients and physicians. During late 2007, we began a new physician and patient satisfaction survey process to determine their satisfaction with the level and quality of our services. For the first time, those survey results will be compared and benchmarked against results from other hospitals across the country. We believe that these new surveys will provide us with additional data to help improve our hospitals’ quality and satisfaction as they compare to our peers and competitors. Surveyed physicians and patients are asked to complete a confidential survey that seeks their perception of, among other things, each hospital’s health care services, including medical treatment, nursing care, attention to physician and patient concerns, communication, the admission process, cleanliness of the facility and the quality of dietary services. Each hospital’s management team will receive the detailed results of the surveys and comparative data regarding their ranking against benchmark statistics. Beginning in 2008, the second largest component of our hospital management teams’ incentive compensation will be based on quality indicators and satisfaction results from the abovementioned surveys.

As evidence of our commitment to quality, Lake Norman Regional Medical Center, a 105-bed general acute care hospital in Mooresville, North Carolina, achieved Magnet Status designation in February 2007 for excellence in nursing services by the American Nurses Credentialing Center’s Magnet Recognition Program. The Magnet Recognition Program recognizes health care organizations that demonstrate excellence in nursing practice and adherence to national standards for the organization and delivery of nursing services. We are pursuing Magnet Status designation in several of our other hospitals.

Listed below are some of the actions we undertook during the 2007 Calendar Year to further improve the quality of our health care services.

•

we implemented a medication error prevention program utilizing “SafeScan™,” a handheld bedside medication administration system designed to help eliminate medication errors by using a clinician-designed bar code scanning device to verify medication orders at the point of care.

•

we implemented a concurrent medical record coding program entitled “Documenting Our Excellence,” which is intended to improve medical record documentation during a patient stay. This documentation and education program will allow us to more accurately reflect the acuity of our patients and ensure proper care plans, thereby resulting in better patient outcomes.

•

we hired a nationally recognized quality expert known for significantly improving the levels of quality in hospital systems. Additionally, several centralized key leadership positions were created to support our quality endeavors, including: a Corporate Chief Nursing Officer, Corporate Director Regulatory/Core Measures and a physician Chief Medical Officer.

Improve Operations of our Existing Hospitals

For our existing hospitals, we seek to increase our operating revenue by providing quality health care necessary to increase admissions and outpatient business. These hospitals are administered and directed on a local level by each hospital’s chief executive officer. A key element of our strategy is establishing and maintaining cooperative relationships with our physicians. We maintain a physician recruitment program designed to attract and retain qualified specialists and primary care physicians, in conjunction with our existing physicians and community needs, in order to broaden the services offered by our hospitals. To this end, we developed “Physician Security Plus,” a unique program designed to (i) create attractive practice opportunities for quality physicians in the communities that are served by our hospitals in order to build outstanding medical staffs; (ii) improve the satisfaction and retention of physicians in our markets; and (iii) create practice models that are sustainable in a competitive health care environment.

Our existing hospitals also increase admissions and outpatient business by implementing selective marketing programs. The marketing program for each hospital is directed by the hospital’s chief executive officer and is generally tailored to suit the particular geographic, demographic and economic characteristics of a hospital’s particular market area. Additionally, we pursue various clinical means to increase the utilization of the services provided by our hospitals, particularly emergency and outpatient services. These include:

•	“Nurse First,” an emergency room service program that provides for a well-qualified nurse to quickly assess the condition of a patient upon arrival in the emergency room;

•	“MedKey™,” a free plastic identification and patient information card that streamlines the registration process; and

•	“One Call Scheduling,” a dedicated phone system that physicians and other medical personnel can use to simultaneously schedule various diagnostic tests and services.

There are various opportunities to increase the number of patients who seek treatment at our hospitals. We believe that improving patient volume primarily rests in the refinement of physician relationships within the communities where our hospitals operate. In addition to local physician leadership council participation where we listen and respond to physician concerns, we continually evaluate innovative strategic business alternatives that address the ever-changing economic health care climate. In that regard, we have entered into, and will continue to enter into, joint venture arrangements with physicians for entire hospitals, ambulatory surgical centers, medical office buildings and other health care service businesses. Although joint ventures are not appropriate for each community where we have a hospital, we plan to evaluate physician and physician group partners in those markets where physicians have expressed an interest in establishing a financial partnership that it is economically viable and consistent with our goals and objectives. Often times, there already exists a high level of competition for health care services in these markets. With respect to our collaborative physician-based initiatives, we believe that our ultimate success will depend, in part, on our flexibility, creativity and responsiveness to all involved constituencies.

In their respective markets, our hospitals directly employ physicians who lead our clinics and provide health care services outside of the hospital setting. Our hospitals have also assumed active roles managing local physician relationships in their markets. As a result of our employed physician initiatives, we are beginning to see favorable changes in physician referral patterns. We believe that a significant opportunity exists to further improve our hospital operations through more efficient management of our employed physicians. During the 2007 Calendar Year, we sought to better align the interests of our employed physicians with those of our hospitals by beginning to convert such physicians to production-based employment arrangements. A lower base salary was provided with supplemental compensation available based on physician practice cash collections. During 2008, we expect to implement additional production-based arrangements and we expect to see incremental contributions from the physicians we employed during the last twelve months.

Utilize Efficient Management

We consider our management structure to be decentralized. Our hospitals are run by experienced chief executive officers, chief financial officers and chief nursing officers who have both the authority and responsibility for day-to-day hospital operations. Incentive compensation programs have been implemented to reward our managers for achieving and exceeding pre-established goals. We employ a relatively small corporate staff to provide services such as systems design and development, training, human resource management, reimbursement, accounting support, legal services, purchasing, risk management and construction management. We maintain centralized financial control through fiscal and accounting policies established at the corporate level for use at all of our subsidiary hospitals. Financial information is consolidated at the corporate level using our proprietary Pulse System® and is monitored daily by our management team. We also participate in a group purchasing organization with other proprietary hospital systems. We believe that this participation allows us to procure medical equipment and supplies at advantageous pricing by leveraging the buying power of the organization’s members.

During January 2008, our decentralized management structure was realigned to improve decision-making and resource management. Our operational reporting structure expanded from six divisions to eight divisions, thereby reinforcing our decentralized structure. At the same time, this new reporting structure affords us better oversight as a result of fewer hospitals per division. Each division now has a divisional chief executive officer and chief financial officer, with an improved alignment of individual hospital and divisional objectives. As discussed above, we recently recruited and promoted new leadership for centralized support functions such as clinical affairs, managed care, physician recruitment, physician relations, nursing and quality.

Acquire Additional Hospitals

We believe that the hospitals we acquire are, or can become, the provider of choice for health care services in their respective market areas. When we make an initial evaluation of a potential acquisition, we require that a hospital’s market service area have a demonstrated need for the hospital, along with an established physician base that we believe can benefit from our ability to attract additional qualified physicians to the area based on community needs. In addition to acquisitions, we also consider constructing new hospitals and partnering with not-for-profit entities in areas and markets that otherwise meet our acquisition criteria.

We believe that many of the hospitals we acquire are underperforming at the time of acquisition. Upon acquiring a hospital, we conduct a thorough review and, where appropriate, retain current administrative leadership. We also take several other steps, including, among other things, employing a well-qualified chief executive officer, chief financial officer and chief nursing officer, implementing our proprietary management information system (the Pulse System®) and other technological enhancements, recruiting physicians, establishing additional quality assessment and efficiency measures, introducing volume purchasing under company-wide agreements, and spending the necessary capital to renovate facilities and upgrade equipment. Our Pulse System® and the other technological enhancements that we implement provide each hospital’s management team with the financial and operational information necessary to operate the hospital efficiently and effectively. Based on the information gathered, we can also assist physicians with case management.

Additionally, we believe that we operate each hospital we acquire in an efficient manner to expand and improve the services it offers. We strive to provide at least 90% of the acute care needs of each community our hospitals serve and reduce the outmigration of patients to hospitals in larger urban areas. Generally, we have been successful in achieving a significant improvement in the operating performance of our newly acquired facilities within 12 to 24 months of acquisition. Once a facility has matured, we generally achieve incremental growth through the investment of capital, recruitment of physicians based on community needs, expansion and enhancement of health care services and favorable demographic trends.

Selected Operating Statistics

The table below sets forth selected operating statistics, exclusive of our Discontinued Operations.

	Years Ended December 31,		Three Months Ended December 31, 2005	Year Ended September 30, 2005
	2007	2006
Licensed beds as of the end of the period (1)	8,190	8,108	7,885	7,790
Admissions (2)	316,486	314,914	74,456	298,000
Adjusted admissions (3)	543,312	529,528	125,100	494,129
Emergency room visits (4)	1,371,862	1,326,192	301,644	1,199,809
Surgeries (5)	284,150	285,144	66,660	261,576
Patient days (6)	1,332,424	1,340,873	314,525	1,273,761
Acute care average length of stay in days (7)	4.2	4.3	4.2	4.3
Occupancy rates (8)	44.8%	45.6%	43.7%	46.0%

(1)	Licensed beds are beds for which a hospital has obtained approval to operate from the applicable state licensing agency.
(2)	Admissions are patients admitted to our hospitals for inpatient treatment. This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient volume.
(3)	Adjusted admissions are total admissions adjusted for outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient charges and gross outpatient charges and then dividing the resulting amount by gross inpatient charges. This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient and outpatient volume.
(4)	The number of emergency room visits is a critical operational measure that is used by our management, investors and other readers of our financial statements to gauge our patient volume. Much of our inpatient volume is a byproduct of a patient’s initial encounter with our hospitals through an emergency room visit.
(5)	The number of surgeries includes both inpatient and outpatient surgeries. This statistic is used by our management, investors and other readers of our financial statements as one component of overall patient volume and business trends.
(6)	Patient days is the total number of days that patients are admitted in our hospitals. This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient volume.
(7)	Acute care average length of stay in days represents the average number of days admitted patients stay in our hospitals. This statistic is used by our management, investors and other readers of our financial statements as a measure of our utilization of resources.
(8)	Occupancy rates are affected by many factors, including the population size and general economic conditions within particular market service areas, the degrees of variation in medical and surgical products, outpatient use of hospital services, quality and treatment availability at competing hospitals and seasonality.

Competition

Existing hospitals

In many of the geographic areas in which we operate, there are other hospitals that provide services comparable to those offered by our hospitals. Generally, competition is limited to a single or small number of hospital competitors in each hospital’s market service area. In fact, with respect to the delivery of general acute care inpatient services, we believe that most of our hospitals face less competition in their immediate market service areas than they would likely face in larger, more urban, communities. However, the health care environment is becoming more competitive in every market as physicians and ancillary service providers introduce outpatient services. Regardless of the level of competition, we strive to distinguish ourselves based on the quality and scope of the medical services we provide.

Certain of our competitors may have greater resources than we do, may be better equipped than we are and could offer a broader range of services than we do. For example, some hospitals that compete with us are owned by governmental agencies and are supported by tax revenue, and others are owned by not-for-profit entities and may be supported, to a large extent, by endowments and charitable contributions. Such support is not available to our hospitals. Additionally, outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers (including many in which physicians and physician groups have an ownership interest) and a growing number of health care clinics located in large retail stores also introduce competitors to the health care marketplace. Such health care facilities have increased in number and accessibility in recent years.

A majority of our hospitals are located in states that have certificate of need laws. These laws limit competition by placing restrictions on the construction of new hospital or health care facilities, the addition of new licensed beds or the addition of significant new services. We believe that such states have appropriate barriers to entry and, in many instances, permit us to be the sole or preferred service provider in a particular geographic area.

The competitive position of our hospitals is also increasingly affected by our ability to negotiate service contracts with purchasers of group health care services. Such purchasers include employers, preferred provider organizations (“PPOs”) and health maintenance organizations (“HMOs”). PPOs and HMOs attempt to direct and control the use of hospital services by managing care and either receive discounts from a hospital’s established charges or pay based on a fixed per diem or a capitated basis, where hospitals receive fixed periodic payments based on the number of members of the organization regardless of the actual services provided. To date, PPOs and HMOs have not adversely affected the competitive position of our hospitals. In addition, employers and traditional health insurers are increasingly interested in reducing costs through negotiations with hospitals for managed care programs and discounts from established charges. In return, hospitals secure commitments for a larger number of potential patients. We believe that we have been proactive in establishing or joining such programs to maintain, and even increase, the hospital services we provide. We do not believe that such programs will have a significant adverse impact on our business or operations.

We are in an industry that has a competitive labor market. As such, we face competition for attracting and retaining health care professionals. In recent years, there has been a nationwide shortage of qualified nurses and other medical support personnel. In order to address this shortage, we have increased wages, improved hospital working conditions and fostered relationships with local nursing schools.

Another important factor contributing to a hospital’s competitive advantage is the number and quality of physicians on its staff. Physicians make admitting and other decisions regarding the appropriate course of patient treatment which, in turn, affect hospital revenue. Admitting physicians may also be on the medical staffs of hospitals that we do not operate. By offering quality services and facilities, convenient locations and state-of-the-art medical equipment, we attempt to attract our physicians’ patients. Our hospitals try to increase the number, quality and specialties of physicians in their communities based on community needs. During the 2007 Calendar Year, we recruited 372 physicians. Often, in consideration for a physician relocating to a community where one of our hospitals is located and agreeing to engage in private practice, our subsidiary hospital advances money to the physician to provide financial assistance pursuant to a recruiting agreement for the physician to establish a practice. The amounts advanced are dependent on the individual financial results of each physician’s practice during a certain period, referred to as the measurement period, which generally does not exceed one year. The amounts advanced under these recruiting agreements are considered to be loans and are generally forgiven on a pro rata basis over a period of 12 to 24 months, contingent on the physician continuing to practice in the community served by our hospital.

Acquisitions

We face competition for hospital acquisitions from both proprietary and not-for-profit multi-hospital groups. Some of these competitors may have greater financial and other resources than we do. Historically, we have been able to acquire hospitals at prices we believe to be reasonable. However, increased competition for acquisitions of non-urban general acute care hospitals could have an adverse impact on our ability to acquire additional hospitals on favorable terms.

Sources of Revenue

We record gross patient service charges on a patient-by-patient basis in the period in which services are rendered. Patient accounts are billed after the patient is discharged. When a patient’s account is billed, our accounting system calculates the reimbursement that we expect to receive based on the type of payor and the contractual terms of such payor. We record the difference between gross patient service charges and expected reimbursement as contractual adjustments.

At the end of each month, we estimate expected reimbursement for unbilled accounts. Estimated reimbursement amounts are calculated on a payor-specific basis and are recorded based on the best information available to us at the time regarding applicable laws, rules, regulations and contract terms. We continually review our contractual adjustment estimation process to consider and incorporate updates to laws, rules and regulations, as well as changes to managed care contract terms that result from negotiations and renewals.

We receive payment for services rendered to patients from:

•	the federal government under the Medicare program;

•	each of the states where our hospitals are located under the various state Medicaid programs;

•	commercial insurance; and

•	private insurers and patients.

Co-payments and deductibles are a portion of the patient’s bill for medical services that many private and governmental payors require the patient to pay. Co-payment and deductible amounts vary among payors and are based on the provisions of the health plan in which the patient participates. We do not track and segregate the portion of co-payments and deductibles that we collect at the time of service; however, we are currently collecting more than 55% of such amounts. During the 2007 Calendar Year, we increased our efforts to collect patient co-payments and deductibles at the time services are rendered by our hospitals and clinics. Co-payments and deductibles are subject to the same collection practices as other patient accounts receivable.

Our policy is to verify insurance coverage prior to rendering service in order to facilitate timely identification of the payor and the benefits covered. However, adherence to this policy is not permitted under federal law when the necessity of service and patient condition (e.g., emergency room services, active labor and other similar situations, etc.) are present, as those conditions preclude the verification of coverage. We do not quantify the percent of encounters where coverage is not verified prior to services being rendered.

Approximately 95% of our billing is processed electronically via our proprietary Pulse System®. Charges for services rendered are automatically interfaced into our billing system, which edits bills for inconsistencies and improperly billed charges. Inconsistencies are reviewed by billing personnel who resolve such matters before a bill is sent. Once a preliminary bill clears the edit process, our systems automatically generate a final bill. Approximately 95% of these bills are sent electronically to third party payors. For the 5% of the bills that are not generated through the above described process, paper copies of the bills are printed and mailed to third party payors and/or individuals.

The table below sets forth the approximate percent of hospital revenue, defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, that we derive from various payors.

	Years Ended December 31,		Year Ended September 30, 2005
	2007	2006
Medicare	32%	35%	35%
Medicaid	8	9	10
Commercial insurance and other	50	47	47
Self-pay	10	9	8

Totals	100%	100%	100%

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

Medicare and Medicaid

Medicare is a federal health insurance program, administered by the U.S. Department of Health and Human Services that provides hospital and other medical benefits to individuals age 65 and over, certain disabled persons and certain other individuals with qualifying conditions. Medicaid is a joint federal-state health care benefit program, operating pursuant to a state plan developed and administered by each participating state, subject to broadly defined federal requirements, that provides health care benefits to uninsured individuals who are otherwise unable to afford such services. Our hospitals derive a substantial portion of their net revenue from the Medicare and Medicaid programs. Both the Medicare and Medicaid programs are heavily regulated and subject to frequent changes that typically affect the payments to participating hospitals.

Medicare

Inpatient Payments. The Medicare program provides payment for inpatient hospital services under a prospective payment system, or PPS. Under the inpatient PPS, hospitals are paid a prospectively determined fixed amount for each hospital discharge. The fixed payment amount per inpatient discharge is established based on each patient’s diagnosis related group, or DRG. Each patient admitted for care is assigned to a DRG based on his or her primary admitting diagnosis. Every DRG is assigned a payment rate based on the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. The DRG payment rates are based on national average costs from an historic base period and do not consider the actual costs incurred by a hospital to provide care. Although based on national average costs, the DRG standardized amounts and capital payment rates are adjusted by the wage index and geographic adjustment factor for the geographic region in which a particular hospital is located, or reclassified to, and are weighted based on a statistically normal distribution of severity. DRG rates are usually adjusted by an update factor each federal fiscal year, which begins on October 1st. The update factor used as the basis to adjust the DRG rates (the “market basket”) takes into consideration annual inflation in the purchasing of goods and services experienced by hospitals and other entities. Because other entities are included in the market basket determination, for several years the market basket has been lower than the percent increase in costs experienced by hospitals. For federal fiscal years 2007, 2006 and 2005, the update factors were 3.4%, 3.7% and 3.3%, respectively. For federal fiscal year 2008, the update factor is 3.3%.

In its most recent modification to the DRG system, the Centers for Medicare & Medicaid Services, or CMS, adopted a final rule on August 22, 2007 that established Medicare Severity DRGs, or MS-DRGs, that became effective on October 1, 2007. The move to MS-DRGs is an effort by CMS to refine the DRG weighting system to more fully capture differences in severity of illness among patients. It replaced 538 DRGs with 745 MS-DRGs. MS-DRGs have a two year phase in period during federal fiscal years 2008 and 2009. CMS believes that MS-DRGs will reduce incentives for hospitals that attempt to treat only the healthiest and most profitable patients by better taking into account severity of illness in Medicare payment rates. MS-DRGs are also expected to encourage hospitals to improve their coding and documentation of patient diagnoses. In order to ensure that improvements in coding and documentation do not lead to an increase in aggregate payments without corresponding growth in actual patient severity, CMS proposed a negative documentation and coding adjustment for federal fiscal year 2008. On September 29, 2007, the TMA, Abstinence Education, and QI Programs Extension Act of 2007 was signed into law, thereby reducing the documentation and coding adjustment for MS-DRGs by 0.6%. CMS expects that the documentation and coding adjustment will not reduce the overall amount of payments to hospitals nationwide.

Outpatient Payments. The majority of hospital outpatient services and certain Medicare Part B services that are furnished to hospital inpatients with no Part A coverage are also paid by Medicare on a PPS basis. However, certain outpatient services, including physical therapy, occupational therapy, speech therapy, durable medical equipment, clinical diagnostic laboratory services and services at freestanding surgical centers and diagnostic facilities, are paid based on fee schedules established by Medicare.

Medicare’s outpatient PPS groups services that are clinically related and use similar resources into ambulatory payment classifications, or APCs. Depending on the service rendered during an encounter, a patient may be assigned to a single or multiple groups. Medicare pays a set price or rate for each group, regardless of the actual costs incurred in providing care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year, again based on the market basket. For federal fiscal years 2007, 2006 and 2005, the payment rate update factors were 3.4%, 3.7% and 3.3%, respectively. For federal fiscal year 2008, the update factor is 3.3%.

Outlier Payments. In addition to DRG and capital payments, our hospitals may qualify for and receive “outlier” payments from Medicare for certain inpatient hospital services. Typically, Medicare sets aside 5.1% of Medicare inpatient payments for inpatient stays that are outliers. Outlier payments are made for those inpatient discharges where the total cost of care (as determined by using the gross charges adjusted by the hospital’s cost-to-charge ratio) exceeds the total DRG payment plus a fixed threshold amount. In determining the cost-to-charge ratio, Medicare uses the latest of either a hospital’s most recently submitted or most recently settled cost report. The threshold amounts used in the outlier computation for federal fiscal years 2007, 2006 and 2005 were $24,485, $23,600 and $25,800, respectively. The amount for federal fiscal year 2008 is $22,460. Excluding our Discontinued Operations, approximately 1.6%, 2.1%, 2.2% and 2.4% of our Medicare inpatient payments were for outlier payments during the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year, respectively.

Medicare fiscal intermediaries have been given specific criteria for identifying hospitals that may have received inappropriate outlier payments. The intermediaries are authorized to recover overpayments, including interest, if the actual cost of the DRG stay (which was reflected in the settled cost report) was less than claimed, or if there were indications of abuse. In order to avoid overpayment or underpayment of outlier cases, hospitals may request changes to their cost-to-charge ratio in much the same way that an individual taxpayer can adjust the amount of income tax withholdings.

Disproportionate Share Payments. An additional payment is made for hospitals that serve a significantly disproportionate share of low income Medicare and Medicaid patients. The additional payment is based on the hospital’s DRG payments and paid according to formulas that take into consideration the hospital’s percent of low income patients, status, geographic designation and number of beds.

Rural Health Clinic Payments. A rural health clinic is an outpatient facility primarily engaged in furnishing physician and other health services in accordance with federal guidelines. In order to qualify, a clinic must be located in a medically under-served area that is non-urbanized, as defined by the U.S. Census Bureau. Payments to rural health clinics for covered services is made via an all-inclusive per visit rate. As of December 31, 2007, we operated five rural health clinics in Missouri.

Ambulatory Surgical Center Payments. Ambulatory surgical centers are distinct facilities that provide surgical services to patients not requiring hospitalization. Such centers may be licensed by the state in which they operate, depending on individual state requirements. Medicare pays for services provided in ambulatory surgical centers that voluntarily sought and received certification and are approved by CMS. Effective January 1, 2008, CMS instituted a new system for reimbursing ambulatory surgical centers, as was mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the 2003 Act. The new reimbursement system is based on the outpatient PPS system, taking into account the lower relative costs of procedures performed in an ambulatory surgical center as compared to a hospital outpatient department. We participate in the operation of five ambulatory surgical centers.

Reimbursement for Bad Debts. Medicare reimburses hospitals and other health care providers for certain allowable costs that are attributable to uncollectible Medicare beneficiary deductible and coinsurance amounts. Hospitals generally receive an interim pass-through payment for bad debts in an amount determined by the Medicare fiscal intermediary, based on the prior period’s bad debt amounts as reported on the hospital’s cost report. In order to be an allowable bad debt, the underlying accounts receivable must be related to a covered service and derived from a deductible and/or coinsurance amount. In addition, the following conditions must be met: (i) the hospital must be able to establish that reasonable collection efforts were undertaken prior to classification as a bad debt; (ii) the debt was actually uncollectible when classified as worthless; and (iii) sound business judgment established that there was no likelihood of recovery of the debt at any time in the future. In determining reasonable cost subject to reimbursement, the amount of bad debts otherwise treatable as allowable are reduced 30% by Medicare. Amounts received by a hospital as reimbursement for bad debts are subject to audit and recoupment by the fiscal intermediary. Bad debt reimbursement has been a focus of fiscal intermediary audit/recoupment efforts in the past.

Legislative Changes. Legislative changes to the Medicare program have historically limited growth rates for reimbursement and, in some cases, reduced levels of reimbursement for the health care services we provide. For example, the Balanced Budget Act of 1997 included significant reductions in spending levels for the Medicare and Medicaid programs. The Balanced Budget Refinement Act of 1999 mitigated some of the adverse effects of the Balanced Budget Act of 1997 through a “corridor reimbursement approach,” whereby a percent of losses under the Medicare outpatient PPS were reimbursed through 2003. The 2003 Act provided an extension, until January 1, 2006, of certain provisions of the Balanced Budget Refinement Act of 1999 for small rural and sole community hospitals. Some of our general acute care hospitals qualified for relief under this provision.

The Medicare, Medicaid and State Children’s Health Insurance Program Benefits Improvement Act of 2000, known as BIPA, made a number of changes to the Medicare and Medicaid programs that affected payments to hospitals. All of our hospitals qualify for some relief under BIPA. Some of the changes made by BIPA that affect our hospitals include: lowering the threshold by which hospitals qualify as rural or small urban disproportionate share hospitals; decreasing reductions in payments to disproportionate share hospitals that had been mandated by the Balanced Budget Act of 1997 and other Congressional enactments; capping Medicare beneficiary ambulatory service co-payment amounts; and increasing the categories and items eligible for increased reimbursement to hospitals for certain outpatient services rendered, such as certain cancer therapy drugs, biologicals and other medical devices.

The 2003 Act made a number of significant changes to the Medicare program. In addition to a highly publicized prescription drug benefit program that was intended to provide direct relief to Medicare beneficiaries, the 2003 Act also provided a number of direct benefits to hospitals, including, but not limited to: a permanent increase in the base payment rate for rural and small urban hospitals of 1.6%, up to the large urban payment rate; the cap on disproportionate share payments for rural and small urban hospitals, as of April 1, 2004, being increased to 12.0% of total inpatient payments; and establishment of a physician incentive program for primary care and certain specialty physicians who provide services to individuals in areas having the fewest physicians available to serve, among others, Medicare beneficiaries. Beginning with federal fiscal year 2005, Medicare payment considerations have been tied to hospital performance and hospital reporting of quality data and measures. For each of the federal fiscal years 2005 through 2007, any hospital that did not submit data on a set of ten quality indicators, as established by the Secretary of Health and Human Services, had its DRG updates reduced by 0.4% for the year. Our hospitals participated in the voluntary and mandatory quality data reporting, which will likely form the basis for future payments. We anticipate that more quality data reporting will likely be required in the future as governmental payors continue their analysis and possible movement toward a “pay for performance” model.

As a result of the shift in power in both the U.S. House of Representatives and the Senate during the 2006 Congressional elections, we have seen heightened focus on the Medicare program. Among other things, proposals have surfaced in one or both houses of Congress with respect to Medicare reimbursement to joint ventures that involve physicians. Such joint ventures may become subject to more oversight and, possibly, limitations may be placed on certain joint ventures.

Medicaid

Each state is responsible for administering its own Medicaid program, payment rates and methodologies, as well as covered services, all of which vary from state to state. Although the actual rates vary by state, between 50% and 83% of Medicaid funding comes from the federal government, with the balance shared by state and local governments. The most common payment methodologies include prospective payment systems and programs that negotiate payment rates with individual hospitals. Generally, Medicaid payments are less than Medicare payments and are often less than a hospital’s cost of services. Hospitals that have an unusually large number of low-income patients (i.e., those with a Medicaid utilization rate of at least one standard deviation above the mean Medicaid utilization, or have a low income patient utilization rate exceeding 25%) are eligible to receive a disproportionate share adjustment. Congress also established a national limit on disproportionate share hospital adjustments.

Given increasing budget deficits, the federal government and many states are currently considering ways to limit increases in levels of Medicaid funding, which could adversely affect future Medicaid payments received by our hospitals. Because we cannot predict what action the federal government or the states may take under existing and future legislation to close budget gaps or reduce deficit spending, we are unable to assess the effect any such legislation might have on our business. Like Medicare funding, Medicaid funding may also be affected by health care reform legislation and we are not able to predict the effect such future legislation could have on our business.

Medicare and Medicaid Regulatory and Audit Impacts

In addition to legislative changes, the Medicare and each of the state Medicaid programs are subject to regulatory changes, administrative rulings, interpretations and determinations, post-payment audits, requirements for utilization review and new governmental funding restrictions, all of which could materially increase or decrease our program payments, impact our cost of providing services and affect the timing of payments to our hospitals. The final determination of amounts we receive under the Medicare and Medicaid programs often takes many years because of audits by the programs’ representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. We believe that we have made adequate provisions for such potential adjustments. Nevertheless, until final adjustments are made, certain issues remain unresolved and our established allowances may be higher or lower than what is ultimately required.

The Medicare program utilizes a system of contracted carriers and fiscal intermediaries across the country to process claims and conduct post-payment audits. As directed by the 2003 Act, CMS is in the midst of a significant initiative to reform the carrier and fiscal intermediary functions. As part of such reform, CMS is competitively bidding the carrier and fiscal intermediary functions to Medicare Administrative Contractors, or MACs. CMS plans to award 15 multi-state jurisdiction MAC contracts from June 2006 to September 2008. These changes could affect claims processing, auditing and cash flow to Medicare providers. We cannot predict what, if any, impact these changes will ultimately have on our operations.

We expect that efforts to impose reduced reimbursement, greater discounts and more stringent cost controls by governmental and other payors will continue and we believe that if additional reductions in the payments we receive for our services occur, our net revenue may be adversely affected.

Commercial Insurance and Other

Our hospitals also provide services to individuals covered by private health insurance plans. Private insurance carriers typically reimburse a hospital directly after the claim is filed; however, reimbursement can be sent directly to the patient based on the particular insurance policy’s stipulations. Reimbursement from private insurance carriers is often based on rates such as prospective payment systems, per diems or other discounted fee schedules. Private insurance reimbursement varies among payors and states and is generally based on contracts negotiated between the hospital and the payor.

In recent years, a number of commercial insurers have undertaken efforts to limit the costs of hospital services by adopting prospective payment or DRG-based systems. To the extent that such efforts are successful and the insurers fail to reimburse hospitals for the costs of providing services to their beneficiaries, such efforts may have a negative impact on our hospitals’ results of operations.

Additionally, our hospitals provide health care services to individuals covered under workers’ compensation programs, TRICARE/CHAMPUS (for retired military personnel), and other private and governmental programs. These programs pay under prospective payment systems, per-diem systems or other discounted fee systems.

Private Pay

Our hospitals provide services to individuals who have no form of health care coverage. These patients are evaluated at the time of service or shortly thereafter for their ability to pay based on federal and state poverty guidelines, qualifications for Medicaid or other state assistance programs, as well as our company-wide charity and indigent care policy. Patient accounts characterized as charity and indigent care are not recognized in our net revenue. As a result of our settlement of a class action lawsuit that involved billings to uninsured patients, we began discounting our gross charges to uninsured patients for non-elective procedures by 60% in February 2007. Local hospital personnel and our collection agencies pursue payments on accounts receivable from self-pay patients that do not meet our charity and indigent care criteria.

Utilization Review

In order to ensure efficient utilization of facilities and services, federal regulations require that admissions to, and the utilization of, health care facilities by Medicare and Medicaid patients be reviewed by a federally funded peer review organization (“PRO”). Pursuant to federal law, PROs must review, where appropriate, the need for hospitalization and the utilization of services, the denial of admission of a patient or the denial of payment for services provided. Each of our facilities has contracted with a PRO and has a quality assurance program that provides for a retrospective patient care evaluation and utilization review.

Corporate Compliance Program

In 1997, we implemented a corporate compliance program to supplement and enhance our then existing corporate ethics program. Our corporate compliance program, which includes our Code of Business Conduct and Ethics, covers our employees, officers (including our chief executive officer, chief financial officer and persons performing similar functions) and directors. Our corporate compliance program contains standards designed to promote honest and ethical conduct and compliance with all applicable laws, rules and regulations. As part of this program, we provide ethics and compliance training upon the initial hire of each of our employees and officers, as well as upon the election of new directors. Our employees, officers and directors also receive annual ethics and compliance training thereafter. The program requires the reporting, without fear of retaliation, of any suspected illegal or ethical violation. Our corporate compliance program is updated from time to time to comply with applicable laws, rules and regulations.

Employees and Medical Staff

As of December 31, 2007, we had approximately 34,900 employees (including employees of our Discontinued Operations that had not yet been sold as of such date), approximately 1,130 of whom were covered by collective bargaining agreements. Our corporate staff consisted of approximately 230 people at December 31, 2007. We believe that our relations with our employees are satisfactory.

Staff physicians at our hospitals are, in most cases, not our employees. Such non-employee physicians may also be staff members of other hospitals. As of December 31, 2007, we directly employed approximately 515 physicians (including physician employees of our Discontinued Operations that had not yet been sold as of such date), approximately half of whom are primary care physicians at clinics we own and operate. Additionally, our hospitals provide emergency room, radiology, pathology and anesthesiology services through service contracts with physician groups that are generally cancelable with 90 days advance notice.

Liability Insurance

As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. The health care industry has seen significant increases in malpractice insurance costs due to increased litigation, unfavorable insurance premium pricing and a decreasing number of insurers in the professional liability markets. Commencing October 1, 2002, we began utilizing a wholly owned captive insurance subsidiary in order to self-insure a greater portion of our primary professional liability risk. Since its inception, our captive insurance subsidiary has provided claims-made coverage to all of our hospitals and a limited number of our employed physicians. Prior to March 1, 2007, substantially all of our employed physicians were covered under claims-made policies with third party insurers; however, commencing March 1, 2007, we began providing occurrence-basis insurance policies to most of our employed physicians through a wholly owned risk retention group subsidiary.

We also maintain directors’ and officers’, property and other typical insurance coverages with commercial carriers, subject to self-insurance retention levels. We believe that our insurance is adequate in amount and coverage. However, in the future, insurance may not be available at reasonable prices or we may have to increase our levels of self-insurance.

Environmental Regulation

Our operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations are also subject to compliance with various other environmental laws, rules and regulations. Such compliance costs are not significant and we do not anticipate that they will be significant in the future.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Additionally, the SEC maintains an Internet website (www.sec.gov) that contains reports, proxy statements and other information for registrants that file electronically.

We maintain an Internet website at www.hma.com. On our website, we make available, free of charge, documents we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. Our SEC reports can be accessed under “Investor Relations” on our website. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Our Board of Directors’ committee charters (Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Executive Committee), Code of Business Conduct and Ethics and Corporate Governance Guidelines are posted on our website under Investor Relations. Copies of such charters are available in print to any stockholder who makes a request. Such requests should be made to our Corporate Secretary at our corporate headquarters.

Item 1A.	Risk Factors.

Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this Form 10-K. If any of the events described below occur, our business and results of operations could be harmed. Additional risks and uncertainties that are not presently known to us, or which we currently deem to be immaterial, could also harm our business and results of operations.

We are subject to extensive government regulation regarding the conduct of our operations. If we fail to comply with any existing or new regulations, we could suffer civil or criminal penalties or be required to make significant changes to our operations.

Overview. Companies such as ours that provide health care services are required to comply with many highly complex laws and regulations at the federal, state and local levels, including, but not limited to, those relating to the adequacy of medical care, billing for services, patient privacy, equipment, personnel, operating policies and procedures and maintenance of records. Although we believe that we are in compliance with all applicable laws and regulations, if we fail to comply with any such laws or regulations, we could become subject to civil and criminal penalties, including the loss of licenses to operate our facilities. We could also be excluded from participating in Medicare, Medicaid and other federal and state health care programs that significantly contribute to our revenue.

Many of the laws and regulations that govern our operations are relatively new and/or highly complex and, in certain cases, we do not have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of such laws and regulations, as well as modifications thereof, could require us to make changes in our facilities, equipment, personnel, services or capital expenditure programs.

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

We systematically review our operations on a regular basis and believe that we are in compliance with the Stark law and similar state statutes. When evaluating strategic joint ventures or other collaborative relationships with physicians, we consider the scope and effect of these statutes and seek to structure the arrangements in full compliance with their provisions. We also maintain a company-wide compliance program in order to monitor and promote our continued compliance with these and other statutory prohibitions and requirements. Nevertheless, if it is determined that certain of our practices or operations violate the Stark law or similar statutes, we could become subject to civil and criminal penalties, including exclusion from the Medicare and/or Medicaid programs. The imposition of any such penalties could harm our business.

Providers in the hospital industry have been the subject of federal and state investigations and we could become subject to such investigations in the future. For the past several years, significant media and public attention has been focused on the hospital industry due to ongoing investigations related to referrals, cost reporting and billing practices, laboratory and home health care services and physician ownership of joint ventures involving hospitals. Both federal and state government agencies have previously announced heightened and coordinated civil and criminal enforcement efforts. Moreover, the Office of the Inspector General of the U.S. Department of Health and Human Services and the U.S. Department of Justice have, from time to time, established enforcement initiatives that focus on specific areas of suspected fraud and abuse. Recent initiatives included a focus on hospital billing practices.

In March 2005, CMS implemented a three-year pilot recovery audit contractor program, commonly known as RAC, that covers providers in certain states where we operate hospitals. RAC auditors are independent contractors hired by CMS. Among other things, the auditors have been focusing on clinical documentation supporting billings under the Medicare program. If an auditor concludes that such documentation does not support the provider’s Medicare billings, CMS will revise the amount due to the provider, compare such amount to what was previously paid and withhold the difference from a current remittance. The affected facility can appeal the auditor’s decision through an administrative process. At the conclusion of the pilot demonstration program, a permanent program may be implemented that will include hospital providers throughout the country.

We closely monitor our billing and other hospital practices to maintain compliance with prevailing industry interpretations of applicable laws and regulations and we believe that our practices are consistent with those in our industry. However, government investigations could be initiated that are inconsistent with industry practices and prevailing interpretations of existing laws and regulations. In public statements, government authorities have taken positions on issues for which little official interpretation had been previously available. Some of those positions appear to be inconsistent with practices that have been common within our industry and, in some cases, they have not yet been challenged. Moreover, some government investigations that were previously conducted under the civil provisions of federal law are now being conducted as criminal investigations under fraud and abuse laws.

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

We are subject to uncertainties regarding health care reform. In recent years, an increasing number of initiatives have been introduced or proposed at the federal and state level that would affect major changes in the health care delivery system. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any health care reform proposals will be adopted. If adopted, such reforms could harm our business.

If any of our existing health care facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid. The construction and operation of health care facilities are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection. In addition, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with these various standards.

Our hospitals (and substantially all of our laboratories and home health agencies) are accredited, meaning that they are properly licensed under appropriate state laws and regulations, certified under the Medicare program and accredited by The Joint Commission. The effect of maintaining accredited facilities is to allow such facilities to participate in the Medicare and Medicaid programs. We believe that all of our health care facilities are in material compliance with applicable federal, state, local and independent review body regulations and standards. However, should any of our health care facilities lose their accredited status and thereby lose certification under the Medicare or Medicaid programs, such facilities would be unable to receive reimbursement from either of those programs and our business could be harmed. Because the requirements for accreditation are subject to modification, it may be necessary for us to affect changes in our facilities, equipment, personnel and services in order to maintain accreditation. Such changes could be expensive and could harm our results of operations.

State efforts to regulate the construction or expansion of health care facilities could impair our ability to expand. The construction of new health care facilities, the acquisition of existing health care facilities and the addition of new beds or services at existing health care facilities may be reviewed by state regulatory agencies under certificate of need and similar laws. Except for Arkansas, Oklahoma, Pennsylvania and Texas, all of the states in which our hospitals are located have certificate of need or similar laws. Such laws generally require appropriate state agency determination of public need and local agency approval prior to the addition of new beds or significant services to a hospital, or a related capital expenditure. Failure to obtain the necessary approvals in these states could (i) result in our inability to complete a particular hospital acquisition, expansion or replacement; (ii) make a facility ineligible to receive reimbursement under the Medicare and/or Medicaid programs; (iii) result in the revocation of a facility’s license; or (iv) impose civil and criminal penalties on us, any of which could harm our business.

Our operations are subject to occupational health, safety and other similar regulations. We are subject to a wide variety of federal, state and local occupational health and safety laws and regulations. Regulatory requirements affecting us, include, but are not limited to, those covering (i) air and water quality control; (ii) occupational health and safety (e.g., standards regarding blood-borne pathogens and ergonomics, etc.); (iii) waste management; (iv) the handling of asbestos, polychlorinated biphenyls and radioactive substances; and (iv) hazardous materials. If we fail to comply with those standards, we may be subject to sanctions and penalties.

We could fail to comply with the federal Emergency Medical Treatment and Active Labor Act, or EMTALA, which could subject us to civil monetary penalties or cause us to be excluded from participation in the Medicare program. All of our facilities are subject to EMTALA which requires every hospital participating in the Medicare program to conduct a medical screening examination of each person presented for treatment at its emergency room. If a patient is suffering from an emergency medical condition, the hospital must either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition, regardless of the individual’s ability to pay for care. EMTALA imposes severe penalties if a hospital fails to screen, appropriately stabilize or transfer a patient, or if a hospital delays service while first inquiring about the patient’s ability to pay. Such penalties include, but are not limited to, civil monetary penalties and exclusion from participation in the Medicare program. In addition to civil monetary penalties, an aggrieved patient, a patient’s family or a medical facility that ultimately suffers a financial loss as a direct result of a transferring hospital’s EMTALA violation can commence a civil suit under EMTALA. Although we believe that our facilities comply with EMTALA, there can be no assurances that claims will not be brought against us and, if successfully asserted against one or more of our hospitals, such claims could adversely affect our business and results of operations.

Increased state regulation of the rates we charge for our services could harm our results of operations. We currently operate a hospital in West Virginia, a state that requires us to submit annual requests for increases to hospital charges. As a result, our ability to modify our rates in West Virginia to compensate for increased costs is limited. Accordingly, the operating margins for our West Virginia hospital may be adversely affected if we are unable to increase our rates as our expenses increase, or if the rates we charge are decreased as a result of regulatory action. If other states in which we operate enact similar rate-setting laws, those actions could harm our business.

Continued growth in the number of uninsured and underinsured patients or further deterioration in the collectibility of the accounts of such patients could harm our results of operations.

The principal collection risks for our accounts receivable relate to uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts required by the applicable agreement but patient responsibility amounts (e.g., deductibles, co-payments and other amounts not covered by insurance) remain outstanding. Our provision for doubtful accounts provides for, among other things, amounts due from such patients. The determination of the amount of our provision for doubtful accounts is based on our assessment of historical cash collections and accounts receivable write-offs, expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other relevant key indicators. If we continue to experience significant increases in uninsured and underinsured patients and/or uncollectible accounts receivable, our results of operations could be harmed.

If the number of uninsured patients treated by our subsidiary hospitals increases, our results of operations may be harmed.

In accordance with our Code of Business Conduct and Ethics, as well as the provisions of EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide further medical treatment as is required in order to stabilize the patient’s medical condition, within the facility’s capability, or arrange for the transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, our results of operations may be harmed.

If government programs or managed care companies reduce the payments we receive as reimbursement for the health care services we provide, our revenue could decline.

We derive a substantial portion of our revenue from third party payors, including the Medicare and Medicaid programs. Changes in these government programs have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services. Federal and state fiscal pressures may also affect the availability of taxpayer funds for the Medicare and Medicaid programs.

In addition to changes in government reimbursement programs, private payors, including managed care payors, are increasingly demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through capitation arrangements. We expect continued third party efforts to aggressively manage reimbursement levels and enforce stringent cost controls. If reimbursement reductions or cost control initiatives are material, the payments we receive for the health care services we provide would be affected and our results of operations could be harmed.

Controls designed to reduce inpatient services may reduce our revenue.

Controls imposed by third party payors that are designed to reduce admissions and the average length of hospital stays, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect our operations. Utilization reviews entail an evaluation of a patient’s admission and course of treatment by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively impacted by payor-required pre-admission authorization, utilization reviews and payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose stringent cost controls are expected to continue. Although we cannot predict the effect that these changes will have on our operations, limitations on the scope of services for which we are reimbursed and/or downward pressure on reimbursement rates and fees as a result of utilization reviews could harm our results of operations.

Our substantial leverage has had and will continue to have a significant effect on our operations and may affect our ability to secure additional financing when needed.

We completed a recapitalization of our balance sheet in March 2007, which is more fully described at Note 3 to our Consolidated Financial Statements in Item 8 of Part II. At December 31, 2007, we had approximately $3.8 billion of long-term debt and capital lease obligations, as well as availability of $458.2 million under a new long-term revolving credit facility. Our ability to repay or refinance our indebtedness or to secure additional capital resources to fund our growth strategies, as well as our ongoing programs for the renovation, expansion, construction and acquisition of long-lived capital assets, will depend upon, among other things, our future operating performance. Those operating results may be affected by general economic, competitive, regulatory, business and other factors beyond our control. We believe that our future cash flow from operating activities, together with available financing arrangements and cash proceeds from business/asset sales, will be sufficient to fund our operating, strategic growth, capital expenditure and debt service requirements. However, if we fail to meet our financial obligations or if supplemental financing is not available to us on satisfactory terms when needed, our business could be harmed.

Furthermore, our substantial leverage and debt service requirements could have other important consequences to us, including, but not limited to, the following:

•

Our new $3.25 billion senior secured credit facilities, which are described at Note 3 to our Consolidated Financial Statements in Item 8 of Part II, and the indentures governing our senior notes and our convertible senior subordinated notes contain, and any future debt obligations we incur will likely contain, covenants and restrictions that, among other things, require us to maintain compliance with certain financial ratios. If we do not comply with these covenants or other financial covenants incorporated into those arrangements, an event of default may result, which, if not cured or waived, could require us to repay our indebtedness immediately. Moreover, covenant violations could also subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

•

In the event of a default under one or more of our debt arrangements, we may be forced to pursue alternative strategies, such as restructuring or refinancing our indebtedness, selling core assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effectuated on satisfactory terms, if at all, or that sufficient funds could be obtained to make required debt service payments. Additionally, a debt restructuring could subject us to higher interest and financing costs on our debt obligations.

•

We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which could reduce the amount of discretionary funds available for our other operational needs and growth objectives. Specifically, the holders of our 1.50% Convertible Senior Subordinated Notes due 2023 have the unilateral right to require us to repurchase some or all of their notes, which aggregate approximately $574.7 million, on August 1, 2008 for a cash purchase price per note equal to 100% of the note’s principal face amount.

•

Part of our plan to enhance cash flow during 2008 and beyond are sales of (i) hospitals and other health care business units that no longer meet our long-term strategic objectives, (ii) certain corporate and hospital assets and (iii) the residual assets of our Discontinued Operations (as such entities are identified above under the heading “Acquisitions, Divestitures, Joint Ventures and Other Activity”). Additionally, we are considering joint venture syndications at certain of our hospitals to supplement our cash flow over the next year. There can be no assurances that we will successfully initiate and close any strategic transactions on satisfactory terms, if at all, or on a timely basis in order to make required debt service payments.

•	Because of our need for increased cash flow, we may be more vulnerable in the event of a deterioration of our business or changes in the health care industry or the economy in general.

We are the subject of legal proceedings that, if resolved adversely, could have a harmful effect on us.

We are a party to various ongoing legal proceedings, including certain stockholder class action lawsuits and a shareholder derivative action lawsuit. The material legal proceedings affecting us are described below in “Legal Proceedings” in Item 3 and Note 13 to our Consolidated Financial Statements in Item 8 of Part II. Should an unfavorable outcome occur in some or all of our current legal proceedings, or if successful claims and other actions are brought against us in the future, there could be a material adverse effect on our financial position, results of operations and liquidity.

We may incur liabilities not covered by our insurance or which exceed our insurance limits.

In the ordinary course of business, our subsidiary hospitals are subject to medical malpractice lawsuits, product liability lawsuits and other legal actions. Some of these actions may involve large claims, as well as significant defense costs. We self-insure a substantial portion of our professional liability risks. We believe that, based on our past experience and actuarial estimates, our insurance coverage and our self-insurance reserves are sufficient to cover claims arising from the operations of our subsidiary hospitals. However, if payments for claims and related expenses exceed our estimates or if payments are required to be made by us that are not covered by insurance, our business could be harmed and our results of operations could be adversely impacted.

Our facilities are heavily concentrated in Florida and Mississippi, which makes us sensitive to regulatory, economic and competitive changes in those states, as well as the harmful effects of hurricanes and other severe weather activity in such states.

On February 22, 2008, we operated 58 hospitals, including 28 hospitals in Florida and Mississippi. Our corporate headquarters is also located in Florida. Such geographic concentration of our hospitals makes us particularly sensitive to regulatory, economic, environmental and competitive changes in those states. Any material changes of those factors in Florida or Mississippi could have a disproportionate effect on our business.

Additionally, regions in and around the Gulf of Mexico experience hurricanes and other extreme weather conditions. As a result, these facilities are susceptible to physical damage and business interruptions from an active hurricane season or even a single severe storm. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage experienced in the affected areas by our patients, physicians, payors, vendors and others. Additionally, long-term adverse weather conditions could cause an outmigration of people from the communities where our hospitals are located, which could have a harmful effect on our business and results of operations.

Our growth strategy depends, in part, on joint ventures and acquisitions. However, we may not be able to form joint ventures or continue to acquire hospitals that meet our target criteria. We may also have difficulties acquiring hospitals from not-for-profit entities or pursuing certain joint venture activity due to regulatory scrutiny and other restrictions.

We pursue joint venture opportunities with physicians, other health care companies and providers for entire hospitals, ambulatory surgical centers, medical office buildings and other health care services businesses. Our ability to enter into certain types of joint venture arrangements that might otherwise form a part of our growth strategy is limited by, among other things, federal and state laws and regulations that restrict the types of joint ventures that may be formed between hospitals and physicians. If we encounter significant joint venture formation obstacles, our corresponding growth strategy could be adversely impacted.

Acquisitions of general acute care hospitals in attractive non-urban markets are also an element of our overall growth strategy. We face competition for acquisition candidates and joint venture partners from other for-profit health care companies, as well as from not-for-profit entities. Some of our competitors have greater resources than we do. In addition, many states have enacted, or from time to time consider enactment of, laws that affect the conversion or sale of not-for-profit hospitals to for-profit entities. These laws generally require prior approval from the state attorney general, advance notification and community involvement. Moreover, attorney generals in states without specific conversion legislation may exercise discretionary authority over such transactions. Although the level of government involvement varies from state to state, the trend is to provide for increased governmental review and, in some cases, approval of a transaction wherein a not-for-profit entity sells a health care facility to a for-profit entity. The adoption of new or expanded conversion legislation, increased review of not-for-profit hospital conversions or our inability to effectively compete against other potential buyers could make it more difficult for us to acquire hospitals, increase our acquisition costs or make it difficult for us to acquire hospitals that meet our target acquisition criteria, any of which could adversely affect our growth strategy and results of operations.

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

The health care industry is highly competitive and competition among hospitals and other health care providers has intensified in recent years. In some of the geographic areas in which we operate, there are other hospitals that provide services comparable to those offered by our hospitals. Some of those competitor hospitals are owned by governmental agencies and supported by tax revenue and others are owned by not-for-profit corporations and may be supported, in part, by endowments and charitable contributions. Such support is not available to our hospitals. In some cases, our competitors may be a significant distance away from our facilities; however, patients in our markets may migrate, may be referred by local physicians or may be required by their health plan to travel to these hospitals for care. Furthermore, some of our competitors may be better equipped than our hospitals and could offer a broader range of services than we do. Additionally, outpatient treatment and diagnostic facilities (including many in which physicians have an ownership interest), outpatient surgical centers and freestanding ambulatory surgical centers have increased in number and accessibility in recent years. These trends have adversely affected our market share. If our hospitals are not able to effectively attract patients, our business could be harmed.

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

Physicians make admitting and other decisions regarding the appropriate course of patient treatment, which, in turn, affect hospital revenue. Therefore, the success of our hospitals depends, in part, on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and our maintenance of good relations with such physicians. In many instances, physicians are not employees of our hospitals and, in a number of the markets that we serve, physicians have admitting privileges at hospitals other than our own. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of those physicians, they may be discouraged from referring patients to our facilities and our results of operations could be harmed.

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

There are ongoing technological advances regarding computer-assisted tomography (“CT”) scanners, magnetic resonance imaging (“MRI”) equipment, positron emission tomography (“PET”) scanners and other similar equipment. In order to effectively compete, we must continually assess our equipment needs and upgrade when significant technological advances occur. If our hospitals do not stay abreast of the technological advances in the health care industry, patients may seek treatment from other providers and physicians may refer their patients to alternate sources.

Our hospitals face competition for medical support staff, including nurses, pharmacists, medical technicians and other personnel, which may increase our labor costs and adversely affect our business.

We are highly dependent on our experienced medical support personnel, including nurses, pharmacists and lab technicians, seasoned local hospital management and other medical personnel. We compete with other health care providers to recruit and ultimately retain these health care professionals. On a national level, a shortage of nurses and other medical support personnel has become a significant operating issue for a number of health care providers. In the future, this shortage may require us to enhance wages and benefits to recruit and retain such personnel or require us to hire expensive temporary and per diem personnel. Additionally, to the extent that a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. If our wages and related expenses increase, we may not be able to raise our reimbursement rates correspondingly. Our failure to recruit and retain qualified hospital management, nurses and other medical support personnel or modulate our labor costs could adversely affect our results of operations and harm our business.

We depend heavily on key management personnel and the loss of the services of one or more of our key executives or a significant portion of our local hospital management personnel could harm our business.

Our success depends, in large part, on the skills, experience and efforts of our senior management team and the efforts, ability and experience of key members of our local hospital management staffs. We do not maintain employment agreements with our corporate and local hospital management personnel. The loss of the services of one or more members of our senior management team or a significant portion of our local hospital management could significantly weaken our ability to efficiently deliver health care services, which could harm our business.

Our business could be impaired by a failure of our proprietary information technology system.

The performance of our proprietary management information system, known as the Pulse System®, is critical to our business operations. Any failure that causes a material interruption in the availability of the Pulse System® could adversely affect our operations or delay our cash collections. Although we have implemented network security measures, our servers could become vulnerable to computer viruses, break-ins, disruptions from unauthorized tampering and hurricane-related failures. Any of these circumstances could result in interruptions, delays, the loss or corruption of data, or a general lack of availability of the Pulse System®, each of which could harm our business.

If the fair value of our reporting units declines, a material non-cash goodwill impairment charge could result.

We have recorded a portion of the purchase price for many of our hospital acquisitions as goodwill. At December 31, 2007, we have approximately $910.1 million of goodwill on our consolidated balance sheet, exclusive of our Discontinued Operations, that we expect to recover through future cash flow. On a recurring basis, we evaluate the fair value of our reporting units to determine whether goodwill is impaired. Our goodwill impairment testing methodology is more fully described at Note 1(d) to our Consolidated Financial Statements in Item 8 of Part II. If, in the future, our reporting units’ cash flows materially decrease and/or the fair values of our reporting units significantly decline, our goodwill could become impaired and we may incur a material non-cash charge in our results of operations.

Fluctuations in our operating results and other factors may result in decreases in the price of our common stock.

Stock markets experience volatility that is often unrelated to operating performance. Broad market fluctuations may adversely affect the trading price of our common stock and, as a result, there may be significant volatility in the market price of our common stock. Moreover, if we are unable to operate our hospitals profitably or at the levels that our stockholders expect us to, the market price of our common stock could decline.

In addition to potentially unfavorable operating results, many economic and seasonal factors outside of our control could adversely affect the market price of our common stock or cause the price of our common stock to substantially fluctuate, including certain of the risks discussed above, operating results of other hospital companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, the severity of seasonal illnesses, changes in general conditions in the economy or the financial markets, or other developments affecting the health care industry.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The table on the following page presents certain information with respect to our facilities as of December 31, 2007. For more information regarding the utilization of our facilities, see “Business - Selected Operating Statistics” in Item 1.

State	Facility	City	Licensed Beds	Operational Status	Date Acquired
Alabama	Riverview Regional Medical Center (1)	Gadsden	281	Owned	July 1991
	Stringfellow Memorial Hospital	Anniston	125	Managed	January 1997

Arkansas	Summit Medical Center	Van Buren	103	Leased	May 1987
	Southwest Regional Medical Center (2)	Little Rock	79	Owned	November 1997

Florida	Highlands Regional Medical Center	Sebring	126	Leased	August 1985
	Fishermen’s Hospital	Marathon	58	Leased	August 1986
	Heart of Florida Regional Medical Center	Greater Haines City	142	Owned	August 1993
	Sebastian River Medical Center	Sebastian	129	Owned	September 1993
	Charlotte Regional Medical Center	Punta Gorda	208	Owned	December 1994
	Brooksville Regional Hospital	Brooksville	120	Leased	June 1998
	Spring Hill Regional Hospital	Spring Hill	124	Leased	June 1998
	Lower Keys Medical Center	Key West	167	Leased	May 1999
	Pasco Regional Medical Center	Dade City	120	Owned	September 2000
	Lehigh Regional Medical Center	Lehigh Acres	88	Owned	December 2001
	Santa Rosa Medical Center	Milton	129	Owned	January 2002
	Seven Rivers Regional Medical Center	Crystal River	112	Owned	November 2003
	Peace River Regional Medical Center	Port Charlotte	212	Owned	February 2005
	Venice Regional Medical Center	Venice	312	Owned	February 2005
	Bartow Regional Medical Center	Bartow	72	Owned	April 2005
	St. Cloud Regional Medical Center (1)	St. Cloud	84	Owned	February 2006
	Physicians Regional Medical Center-Pine Ridge	Naples	83	Owned	May 2006
	Physicians Regional Medical Center-Collier Boulevard	Naples	100	Owned	Not applicable (5)

Georgia	East Georgia Regional Medical Center	Statesboro	150	Owned	October 1995
	Walton Regional Medical Center (3)	Monroe	135	Owned	September 2003
	Barrow Regional Medical Center	Winder	56	Owned	January 2006

Kentucky	Paul B. Hall Regional Medical Center	Paintsville	72	Owned	January 1979

Mississippi	Biloxi Regional Medical Center	Biloxi	153	Leased	September 1986
	Natchez Community Hospital	Natchez	101	Owned	September 1993
	Northwest Mississippi Regional Medical Center	Clarksdale	195	Leased	January 1996
	Rankin Medical Center	Brandon	134	Leased	January 1997
	Riley Hospital	Meridian	140	Owned	January 1998
	River Oaks Hospital	Flowood	110	Owned	January 1998
	Woman’s Hospital at River Oaks	Flowood	111	Owned	January 1998
	Central Mississippi Medical Center	Jackson	429	Leased	April 1999
	Madison Regional Medical Center	Canton	67	Leased	January 2003
	Gilmore Memorial Regional Medical Center	Amory	95	Owned	December 2005
	Gulf Coast Medical Center (4)	Biloxi	189	Owned	June 2006

Missouri	Twin Rivers Regional Medical Center	Kennett	116	Owned	November 2003
	Poplar Bluff Regional Medical Center	Poplar Bluff	423	Owned	November 2003

North Carolina	Franklin Regional Medical Center	Louisburg	70	Owned	August 1986
	Lake Norman Regional Medical Center	Mooresville	105	Owned	January 1986
	Sandhills Regional Medical Center	Hamlet	64	Owned	August 1987
	Davis Regional Medical Center	Statesville	149	Owned	October 2000

Oklahoma	Medical Center of Southeastern Oklahoma	Durant	120	Owned	May 1987
	Midwest Regional Medical Center	Midwest City	255	Leased	June 1996

Pennsylvania	Heart of Lancaster Regional Medical Center	Lancaster	144	Owned	July 1999
	Lancaster Regional Medical Center	Lancaster	245	Owned	July 2000
	Carlisle Regional Medical Center	Carlisle	165	Owned	June 2001

South Carolina	Upstate Carolina Medical Center	Gaffney	125	Owned	March 1988
	Carolina Pines Regional Medical Center	Hartsville	116	Owned	September 1995
	Chester Regional Medical Center	Chester	82	Leased	October 2004

Tennessee	Jamestown Regional Medical Center	Jamestown	85	Owned	January 2002
	University Medical Center	Lebanon	245	Owned	November 2003
	Harton Regional Medical Center	Tullahoma	137	Owned	November 2003

Texas	Dallas Regional Medical Center at Galloway	Mesquite	176	Owned	January 2002
	Woman’s Center at Dallas Regional Medical Center	Mesquite	172	Owned	May 2002

Washington	Yakima Regional Medical & Cardiac Center	Yakima	214	Owned	August 2003
	Toppenish Community Hospital	Toppenish	63	Owned	August 2003

West Virginia	Williamson Memorial Hospital (1)	Williamson	76	Owned	June 1979

	Total licensed beds owned, leased or managed at December 31, 2007		8,458

(1)	This hospital is partially owned by local physicians and/or other local health care organizations; however, we continue to own the majority equity interest in such hospital and maintain management control of its day-to-day operations.
(2)	We plan to sell this hospital and its affiliates; however, the timing of such sale has not yet been determined.
(3)	We are contractually obligated to commence construction of a replacement hospital at this location on or before September 13, 2008.
(4)	We closed this hospital on January 1, 2008 and plan to sell it; however, the timing of such sale has not yet been determined.
(5)	De novo hospital that opened on February 5, 2007.

As indicated in the preceding table, we currently lease certain facilities pursuant to long-term leases that provide us with the exclusive right to use and control each hospital’s operations. The facilities we lease and the years of lease expiration are as follows: Highlands Regional Medical Center (2025), Fishermen’s Hospital (2011), Biloxi Regional Medical Center (2040), Summit Medical Center (2027), Northwest Mississippi Regional Medical Center (2035), Midwest Regional Medical Center (2026), Rankin Medical Center (2026), Brooksville Regional Hospital/Spring Hill Regional Hospital (2043), Central Mississippi Medical Center (2040), Lower Keys Medical Center (2029), Madison Regional Medical Center (2042) and Chester Regional Medical Center (2034).

Our corporate headquarters are in an office building complex in Naples, Florida that we own. We use approximately 25% of the complex and lease the remaining space. We have engaged an outside property management company to manage this complex on our behalf.

As discussed in Note 3 to the Consolidated Financial Statements in Item 8 of Part II, our new $3.25 billion senior secured credit facility and our 6.125% Senior Notes due 2016 are secured by a significant portion of our real property.

We believe that our facilities are suitable and adequate for our needs.

Item 3.	Legal Proceedings.

Class Action Lawsuits:

Stockholder Actions. On or about August 2, 2007, Health Management Associates, Inc. (referred to as the “Company” for Item 3 purposes) and certain of its executive officers and directors were named as defendants in an action entitled Cole v. Health Management Associates, Inc. et al. (No. 2:07-CV-0484) (the “Cole Action”), which was filed in the United States District Court for the Middle District of Florida, Fort Myers Division (the “Florida District Court”). This action purports to be brought on behalf of a class of stockholders who purchased the Company’s common stock during the period January 17, 2007 through July 30, 2007. The plaintiff alleges, among other things, that the Company violated Section 10(b) of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements in certain disclosures regarding its provision for doubtful accounts related to self-pay patients. Three identical purported stockholder class action complaints were subsequently filed in the Florida District Court. One of the three plaintiffs voluntarily dismissed its complaint without prejudice and the two other plaintiffs consolidated their complaints with the Cole Action. In addition, three other purported stockholders who did not file complaints filed motions to be appointed as the lead plaintiff; however, one of the plaintiffs subsequently withdrew its motion. The Florida District Court has not yet determined which plaintiff or other person will be designated as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995.

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

Three similar purported ERISA class action complaints were subsequently filed in the Florida District Court during October and November 2007. The plaintiff in the first complaint (Freeman v. Health Management Associates, Inc. et al. (No. 2:07-CV-00673)) brought an action against the Company, its directors, ten unidentified members of the Plan’s Retirement Committee and ten unidentified defendants who had the responsibility for selecting the Plan’s investment funds and monitoring the performance of those funds. The plaintiffs in the second and third complaints each brought their actions against the Company, the Plan’s Retirement Committee and thirty unidentified members of the Plan’s Retirement Committee who were employees and senior executives at the Company. These latter two actions are entitled O’Connor v. Health Management Associates, Inc. et al. (No. 2:07-CV-00683) and DeCosmo v. Health Management Associates, Inc. et al. (No. 2:07-CV-00741). Plaintiffs in the Ingram, Freeman and O’Connor actions moved to consolidate their actions and be appointed as joint lead plaintiffs; however, the Florida District Court has not yet ruled on this motion.

Plaintiffs in the foregoing stockholder and ERISA class actions seek awards of unspecified monetary damages, attorneys’ fees and costs. In connection with the ERISA class actions, legal counsel for certain plaintiffs wrote letters to the Plan’s Retirement Committee claiming that their preliminary calculations indicate the Plan suffered losses of at least $60 million. We intend to vigorously defend against all such actions.

Derivative Action. On or about August 28, 2007, the Company’s directors, three of its executive officers and the Company, as a nominal defendant, were named as defendants in a putative shareholder derivative action entitled Martens v. Health Management Associates, Inc. et al. (C.A. 07-2957), which was filed in the Circuit Court of the 20th Judicial Circuit in and for Collier County, Florida, Civil Division. The plaintiff’s claims are based on the same factual allegations as the abovementioned class actions. The plaintiff alleges, among other things, claims for breach of fiduciary duty, abuse of control, mismanagement, waste and unjust enrichment during the period from January 17, 2007 to August 27, 2007. The plaintiff seeks, among other things, (i) unspecified monetary damages and restitution from the officers and directors, (ii) modifications to the Company’s governance and internal control and (iii) an award for attorney fees and expenses. On December 10, 2007, the defendants moved to dismiss the complaint for failure to (i) state a claim and (ii) make the required pre-lawsuit demand on the Company’s Board of Directors or plead facts excusing such demand.

Ascension Health Dispute. On February 14, 2006, we announced that we terminated non-binding negotiations with Ascension Health (“Ascension”) and withdrew our non-binding offer to acquire Ascension’s St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against the Company, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that the Company (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $35 million in damages. On July 17, 2007, the Company removed the case to the United States District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104).

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe we breached a confidentiality agreement. Accordingly, we consider the lawsuit filed by the Ascension subsidiaries to be without merit and we intend to vigorously defend the Company against the allegations.

General. As it is not possible to estimate the ultimate loss, if any, relating to the abovementioned lawsuits, no loss accruals have been recorded for these matters at December 31, 2007 or 2006. We are also a party to various other legal actions arising out of the normal course of our business; however, we believe that the ultimate resolution of such actions will not have a material adverse effect on us.

Due to uncertainties inherent in litigation, we cannot provide any assurances as to the final outcome of our outstanding legal actions and other potential loss contingencies. Should an unfavorable outcome occur in some or all of our legal matters, there could be a material adverse effect on our financial position, results of operations and liquidity.

Also see “Critical Accounting Policies and Estimates – Professional Liability Claims” in Item 7 of Part II.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the 2007 Calendar Year.

Executive Officers of the Company

Below is information regarding those persons who served as our executive officers during the 2007 Calendar Year. Effective December 31, 2007, Joseph V. Vumbacco retired and the duties and responsibilities of Peter M. Lawson and Jon P. Vollmer were changed. Accordingly, those individuals are no longer executive officers, as that term is defined under rules and regulations established by the Securities and Exchange Commission.

Burke W. Whitman, age 52, became our President and Chief Executive Officer and a director in June 2007. Mr. Whitman was our President and Chief Operating Officer from January 2006 to May 2007. Prior to joining us and since February 1999, Mr. Whitman served as Executive Vice President and Chief Financial Officer of Triad Hospitals, Inc. Before such time, Mr. Whitman served as President and Chief Financial Officer of Deerfield Healthcare Corporation and was an investment banker with Morgan Stanley in New York City. Mr. Whitman is a Colonel in the U.S. Marine Corps Reserves and he serves on the board of directors of the Marine Corps Toys for Tots Foundation. He also previously served as a member of the Board of the Federation of American Hospitals.

Joseph V. Vumbacco, age 62, retired as our Vice Chairman on December 31, 2007. He served as our Chief Executive Officer from January 2001 to May 2007 and as our Vice Chairman from January 2006 until his retirement. He was our President from April 1997 to December 2005. He also previously served as our Chief Administrative Officer and our Chief Operating Officer. He joined us as an Executive Vice President in January 1996 after 14 years with The Turner Corporation (construction and real estate), most recently as an Executive Vice President. Prior to joining The Turner Corporation, he served as the Senior Vice President and General Counsel for The F&M Schaefer Corporation, and previously was an attorney with the Manhattan law firm of Mudge, Rose, Guthrie & Alexander. Mr. Vumbacco served on our Board of Directors from May 2001 until his retirement in December 2007. Mr. Vumbacco serves on the Board of Directors of the Florida Gulf Coast University Foundation and the Board of Advisors of Syracuse University Law School.

Kelly E. Curry, age 53, became our Executive Vice President and Chief Operating Officer in July 2007. He served as a consultant to us on hospital operations from October 2006 to June 2007. He previously held management positions with us from March 1982 to October 1994, including the position of Chief Financial Officer from April 1987 to October 1994. From 1995 to July 2007, Mr. Curry served as Chairman and President of Foundation in Christ Ministries, Ltd. in Ireland.

Robert E. Farnham, age 52, became our Senior Vice President and Chief Financial Officer in March 2001. He joined us in 1985 and previously served as our Senior Vice President and Controller. Prior to joining us, Mr. Farnham, who is a C.P.A., was employed by the accounting firm of PricewaterhouseCoopers LLP, formerly known as Coopers & Lybrand LLP.

Timothy R. Parry, age 53, is our Senior Vice President, General Counsel and Corporate Secretary. He joined us in February 1996 as a Divisional Vice President and Assistant General Counsel after 12 years with the law firm of Harter Secrest & Emery LLP, the last seven years as a partner. He became our General Counsel in 1997. Prior to joining Harter Secrest & Emery LLP, he was an Assistant Ohio Attorney General for two years and a law clerk for the United States District Court for the Southern District of Ohio. He also previously served as a member of the Board of the Federation of American Hospitals.

Peter M. Lawson, age 46, is one of our Executive Vice Presidents. From January 2003 until July 2007, he served as one of our Executive Vice Presidents – Hospital Operations. Previously and since January 2000, he served as a Senior Vice President, overseeing certain of our regional hospitals. Prior to that, Mr. Lawson was a Divisional Vice President – Operations and served as our Executive Director at Midwest Regional Medical Center in Midwest City, Oklahoma. Before joining us, Mr. Lawson worked with several other proprietary health care companies.

Jon P. Vollmer, age 50, became one of our Executive Vice Presidents - Hospital Operations in January 2003. Previously and since January 2000, he served as a Senior Vice President, overseeing certain of our regional hospitals. Prior to that, Mr. Vollmer was a Divisional Vice President - Operations, having joined us in 1991 as our Executive Director at Riverview Regional Medical Center in Gadsden, Alabama. Prior to joining us, Mr. Vollmer worked with several other proprietary health care companies.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common stock of Health Management Associates, Inc. (together with its subsidiaries hereinafter referred to as “we,” “our” or “us”) is listed on the New York Stock Exchange under the symbol “HMA.” As of February 22, 2008, there were 243,169,549 shares of our common stock held by approximately 1,073 record holders. The table below sets forth the high and low sales prices per share of our common stock on the New York Stock Exchange for each of the quarters during the years ended December 31, 2007 and 2006.

	High	Low
Year ended December 31, 2007:
First quarter	$21.59	$9.90
Second quarter	12.50	10.39
Third quarter	11.52	6.24
Fourth quarter	7.07	5.57

Year ended December 31, 2006:
First quarter	$24.00	$20.41
Second quarter	21.87	19.35
Third quarter	21.85	19.04
Fourth quarter	21.25	19.25

As part of the recapitalization of our balance sheet (the “Recapitalization”), we (i) paid a special cash dividend of $10.00 per share on our common stock on March 1, 2007 and (ii) indefinitely suspended all future dividends. Additionally, the new variable rate senior secured credit facilities that we entered into as part of the Recapitalization restrict our ability to pay cash dividends. Further discussion of the Recapitalization can be found at Note 3 to the Consolidated Financial Statements in Item 8. On each of February 3, 2006, May 2, 2006, August 1, 2006 and October 31, 2006, we declared a cash dividend of $0.06 per share on our common stock.

At December 31, 2007, we had reserved a sufficient number of shares to satisfy the potential conversion of our subordinated convertible notes. See Note 3(b) to the Consolidated Financial Statements in Item 8.

Item 6.	Selected Financial Data.

Effective March 1, 2006, our Board of Directors approved a change in our fiscal year end from September 30 to December 31. In connection with this change and regulations promulgated by the Securities and Exchange Commission, included in Item 8 are our audited consolidated financial statements (i) as of and for the years ended December 31, 2007 and 2006 (the “2007 Calendar Year” and the “2006 Calendar Year,” respectively), (ii) for the three months ended December 31, 2005 (the “2005 Three Month Period”) and (iii) for the year ended September 30, 2005 (the “2005 Fiscal Year”).

The table below summarizes certain of our selected financial data and should be read in conjunction with the Consolidated Financial Statements and accompanying notes in Item 8.

HEALTH MANAGEMENT ASSOCIATES, INC.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except per share data)

			Three Months Ended December 31, 2005
	Years Ended December 31,			Years Ended September 30,
	2007	2006		2005	2004	2003
Net revenue (1)	$4,392,086	$4,050,425	$918,585	$3,501,765	$3,132,477	$2,490,859
Total operating expenses (1)	3,984,057	3,709,609	792,239	2,960,886	2,593,863	2,016,064
Income from continuing operations before income taxes	187,496	296,502	121,733	559,141	519,157	450,665
Income from discontinued operations, net of income taxes (2)	1,970	968	1,165	3,181	4,552	5,016
Net income	119,879	182,749	75,541	353,077	325,099	283,424
Income from continuing operations (per share – diluted)	$0.48	$0.75	$0.31	$1.41	$1.30	$1.11
Weighted average number of shares outstanding – diluted	245,119	243,340	244,697	248,976	246,826	255,884
Cash dividends per common share (3)	$10.00	$0.24	$—	$0.18	$0.12	$0.08

	December 31,			September 30,
	2007	2006 (4)	2005	2005 (4)	2004	2003
Working capital (deficit) (5) (6)	$468,461	$573,009	$78,487	$(80,702)	$621,463	$825,723
Total assets	4,643,919	4,490,952	4,091,224	3,988,171	3,482,182	3,010,526
Short-term debt and capital lease obligations (6)	197,727	44,437	585,105	633,338	9,742	9,447
Long-term debt and capital lease obligations (6)	3,566,355	1,296,403	619,179	366,649	925,518	924,713
Stockholders’ equity	81,028	2,406,122	2,264,175	2,289,459	1,978,010	1,637,075

(1)	Amounts are from continuing operations.
(2)	Income from discontinued operations during the 2007 Calendar Year included a pre-tax gain of approximately $21.8 million from the sale of two Virginia-based general acute care hospitals and certain affiliated health care entities. The income from discontinued operations during the 2006 Calendar Year included (i) a pre-tax gain of approximately $20.7 million from the sale of two psychiatric hospitals and certain real property and (ii) a pre-tax long-lived asset and goodwill impairment charge of $13.0 million. See Note 12 to the Consolidated Financial Statements in Item 8.
(3)	The 2007 Calendar Year includes a special cash dividend of $10.00 per common share that was paid in connection with the Recapitalization. See Note 3 to the Consolidated Financial Statements in Item 8.
(4)	We recorded a cumulative effect adjustment on January 1, 2007 to modify certain December 31, 2006 account balances in order to reflect the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. See Note 1(m) to the Consolidated Financial Statements in Item 8. Pursuant to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we adjusted certain September 30, 2005 account balances on October 1, 2005 through a cumulative effect adjustment. See Note 14 to the Consolidated Financial Statements in Item 8.
(5)	The assets and liabilities of discontinued operations pertaining to long-lived assets and related liabilities (i.e., property, plant and equipment, goodwill and capital lease obligations) were excluded from working capital on September 30, 2004 and 2003 because they were not disposed of (or expected to be disposed of) within one year of the respective balance sheet dates.
(6)	At December 31, 2007, December 31, 2005 and September 30, 2005, approximately $106.6 million, $572.0 million and $621.1 million, respectively, of our long-term debt were classified as current liabilities in accordance with Statement of Financial Accounting Standards No. 78, Classification of Obligations That Are Callable by the Creditor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “plan,” “continue,” “should,” “project” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, debt structure, capital structure, other financial items, statements regarding our plans and objectives for future operations, acquisitions and divestitures, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and statements which are other than statements of historical fact.

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part I. Furthermore, we operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or results of operations or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K in order to reflect new information, future events or other developments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider the following critical accounting policies to be those that require us to make the most significant judgments and estimates when we prepare our consolidated financial statements.

Net Revenue

We derive a significant portion of our revenue from Medicare, various state Medicaid programs and managed care health plans. Payments for services rendered to patients covered by these programs are generally less than billed charges. For Medicare and Medicaid revenue, provisions for contractual adjustments are made to reduce the charges to these patients to estimated cash receipts based upon the programs’ principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit and, accordingly, we periodically provide reserves for the adjustments that may ultimately result therefrom. Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to ensure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payors may be different from the amounts we estimate and record.

In the ordinary course of business, we provide services to patients who are financially unable to pay for their care. Accounts characterized as charity and indigent care are not recognized in net revenue. Prior to January 1, 2007, our policy and practice was to forego collection of a patient’s entire account balance upon determining that the patient qualified under a hospital’s local charity care and/or indigent policy. Commencing January 1, 2007, we implemented a uniform policy wherein patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and our collection agencies pursue payments on accounts receivable from patients that do not meet such criteria. We monitor the levels of charity and indigent care provided by our hospitals and the procedures employed to identify and account for those patients.

As a result of our settlement of a class action lawsuit that involved billings to uninsured patients, we began discounting gross charges to uninsured patients for non-elective procedures by 60% in February 2007 (no such discounts were previously provided). In connection with this change, we recorded approximately $576.7 million of uninsured self-pay patient revenue discounts during the 2007 Calendar Year. In addition to such uninsured patient discounts, foregone charges for charity and indigent care patient services (based on established rates) aggregated approximately $82.1 million, $606.3 million, $150.9 million and $549.2 million during the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year, respectively.

Provision for Doubtful Accounts

Our hospitals provide services to patients with health care coverage, as well as to those without health care coverage. Those patients with health care coverage are often responsible for a portion of their bill referred to as the co-payment or deductible. This portion is determined by the patient’s specific health care or insurance plan. Patients without health care coverage are evaluated at the time of service, or shortly thereafter, for their ability to pay based on federal and state poverty guidelines, qualification for Medicaid or other state assistance programs, as well as our policies for indigent and charity care. After payment, if any, is received from a third party, statements are sent to individual patients indicating the outstanding balances on their accounts. If an account is still outstanding after a period of time, it is referred to a primary collection agency for assistance in collecting the amount due. The primary collection agency begins the process of debt collection by contacting the patient via mail and phone. The accounts that are sent to these agencies are often difficult to collect and require more focused, dedicated attention than might be available in the local hospital business office. We believe that the primary collection agencies have proven very successful in collecting the accounts that we send to them. A secondary collection agency is utilized when accounts are returned from the primary collection agency as uncollectible. These accounts are written off as uncollectible shortly after they are returned from the primary collection agency. In certain circumstances, we may sell a portfolio of outstanding accounts receivable to an independent third party. We completed one such transaction during the 2007 Calendar Year (see Note 1(g) to the Consolidated Financial Statements in Item 8); however, there can be no assurances that we will enter into similar transactions in future periods.

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

We closely monitor our cash collection trends and the aging of our accounts receivable. Based on our observations, we periodically adjust our accounting policies and estimates. As discussed at Note 1(g) to the Consolidated Financial Statements in Item 8, we modified our allowance for doubtful accounts reserve policy for self-pay patients during the 2005 Fiscal Year and the 2006 Calendar Year. Our allowance for doubtful accounts reserve policy for self-pay patients was further modified during the 2007 Calendar Year. After implementing a new revenue discounting policy in February 2007, discounted self-pay accounts receivable were initially reserved at 60%. However, as a result of (i) a subsequent cash collection analysis that evaluated the adequacy of the February 2007 self-pay reserve policy modification and (ii) continued deterioration in our self-pay accounts receivable balances, we concluded that it was necessary to reserve a greater portion of self-pay accounts receivable. Accordingly, effective June 30, 2007, we revised our policy for self-pay patients to increase our reserves for those accounts that are aged less than 300 days from the date that the services were rendered. We believe that the June 2007 change in self-pay patient allowances for doubtful accounts appropriately addresses our risk of collection pertaining to the related accounts receivable balances. Over the past several years, we have not experienced similar adverse trends with respect to our other payors such as Medicare, Medicaid and managed care health plans.

Our recent accounting policy modifications for self-pay patients were based on, among other things, our current self-pay patient cash collection rates and significant increases in uninsured and underinsured patient service volume that have been experienced by us and the hospital industry as a whole. Although we believe that our current policy is appropriate and responsive to the current health care environment and the overall economic climate, we will continue to monitor these circumstances and related industry trends. Changes in payor mix, general economic conditions or trends in federal and state governmental health care coverage could adversely affect our accounts receivable collections, cash flows and results of operations and could result in additional accounting policy modifications in the future.

Of accounts receivable identified as due from third party payors at the time of billing, a small percentage may convert to self-pay upon denials from third party payors. Those accounts are closely monitored on a routine basis for potential denial and are reclassified as appropriate. The approximate percentages of total gross billed accounts receivable, summarized by aging category and including our Discontinued Operations, are as follows:

	December 31, 2007
	0-180 days	181-240 days	241-300 days	301 days and over
Medicare	16%	—%	—%	—%
Medicaid	12	1	1	1
Commercial insurance and others	35	1	—	1
Self-pay	17	6	6	3

Totals	80%	8%	7%	5%

	December 31, 2006
	0-180 days	181-240 days	241-300 days	301 days and over
Medicare	18%	—%	—%	—%
Medicaid	10	1	—	—
Commercial insurance and others	33	1	—	1
Self-pay	28	4	2	2

Totals	89%	6%	2%	3%

The increase in self-pay accounts greater than 180 days from December 31, 2006 to December 31, 2007 is a reflection of the fact that accounts are maintained on the aging throughout the collection process as of December 31, 2007 in an effort to better monitor overall collection trends. Accounts receivable are reserved at increasing percentages as they age. All accounts are reserved 100% when they age 300 days from the date of discharge. In addition to days sales outstanding, which is discussed below under “Liquidity, Capital Resources and Capital Expenditures,” we utilize other factors to analyze the collectibility of our accounts receivable. In that regard, we compare subsequent cash collections to net accounts receivable recorded on our consolidated balance sheet. We also review the provision for doubtful accounts as a percent of net revenue and the allowance for doubtful accounts as a percent of gross accounts receivable. These and other factors are reviewed monthly and are closely monitored for developing trends in our accounts receivable portfolio.

Impairments of Long-Lived Assets and Goodwill

Long-lived assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The determination of possible impairment of assets to be held and used is predicated on our estimate of the asset’s undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. Long-lived assets to be disposed of, including discontinued operations, are reported at the lower of their carrying amounts or fair value less estimated costs to sell. There were no long-lived asset impairment charges that were material to our consolidated financial position or income from continuing operations during the 2007 Calendar Year, the 2005 Three Month Period or the 2005 Fiscal Year; however, during the 2006 Calendar Year, we recognized a long-lived asset impairment charge of $2.0 million, which was predicated on a then pending sale of a hospital that we ultimately retained.

Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized. However, goodwill is reviewed for impairment on an annual basis or whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on, among other things, market conditions and operational performance. When performing the impairment test, we initially compare the fair values of our reporting units’ net assets, including allocated corporate net assets, to the corresponding carrying amounts on the consolidated balance sheet. The fair values of our reporting units are determined using a market approach methodology based on net revenue multiples. If the fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of goodwill, compare such fair value to the reporting unit’s goodwill carrying amount and, if necessary, record a goodwill impairment charge. There were no goodwill impairment charges to continuing operations during the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period or the 2005 Fiscal Year. We base our fair value estimates on assumptions that we believe to be reasonable but are ultimately unpredictable and inherently uncertain. Additionally, we make certain judgments and assumptions when allocating corporate assets and liabilities to determine the carrying values for each of our reporting units. Changes in the estimates used to conduct goodwill impairment tests, including revenue and profitability projections and market values, could indicate that our goodwill is impaired in future periods and result in a write-off of some or all of our goodwill at that time. Reporting units are one level below the operating segment level (see Note 1(n) to the Consolidated Financial Statements in Item 8). However, after consideration of SFAS No. 142’s aggregation rules, we determined that our goodwill impairment testing should be performed at a divisional operating level. Goodwill is discretely allocated to our reporting units (i.e., each hospital’s goodwill is included as a component of the aggregate reporting unit goodwill being evaluated during the impairment analysis).

As discussed at Note 12 to the Consolidated Financial Statements in Item 8, we recognized a long-lived asset and goodwill impairment charge of $13.0 million in discontinued operations during the 2006 Calendar Year.

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

We operate in multiple states with differing tax laws. We are subject to both federal and state audits of our tax filings. Our federal income tax returns have been examined by the Internal Revenue Service through the year ended September 30, 2003 and resulted in no material audit adjustments. Our federal income tax returns for the tax periods ended September 30, 2004, September 30, 2005 and December 31, 2005 are currently being audited by the Internal Revenue Service. We make estimates to record tax reserves that adequately provide for audit adjustments, if any.

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

Professional Liability Claims

Commencing October 1, 2002, we began using our wholly owned captive insurance subsidiary, which is domiciled in the Cayman Islands, to self-insure a greater portion of our primary professional liability risk. Since its inception, the captive insurance subsidiary has provided claims-made coverage to all of our hospitals and a limited number of our employed physicians. During the years ended September 30, 2003 and 2004, we also procured claims-made policies from independent commercial carriers to provide coverage for losses and loss expenses beyond the captive insurance company’s policy limits. Subsequent to September 30, 2004, the captive insurance company provided enhanced coverage to us and, in connection therewith, it obtained claims-made reinsurance policies for professional liability risks above certain self-retention levels.

Prior to March 1, 2007, substantially all of our employed physicians were covered under claims-made policies with third party insurers; however, commencing March 1, 2007, we began providing occurrence-basis insurance policies to most of our employed physicians through a wholly owned risk retention group subsidiary that is domiciled in South Carolina. The risk retention group subsidiary maintains a claims-made reinsurance policy for professional liability risks above certain self-retention levels. Prior to March 1, 2007, when a physician terminated employment with us, tail insurance was generally procured for such physician to cover the portion of employed service that was previously covered under a claims-made policy.

Our reserves for self-insured professional liability claims and related expenses are determined using actuarially-based techniques and methodologies. The underlying data used to establish such reserves is based on asserted and unasserted claim information that has been accumulated by our incident reporting system, historical loss payment patterns and industry trends. We discounted these long-term liabilities to their estimated present values using discount rates of 3.25% and 4.75% at December 31, 2007 and 2006, respectively. We select a discount rate by estimating a risk-free interest rate that correlates to the period when the claims are projected to be paid. The discounted reserves are periodically reviewed and adjustments thereto are recorded as more information about claim trends becomes known to us. As of December 31, 2007, a 25 basis point increase or decrease in the discount rate would have changed our professional liability reserve requirements by approximately $0.9 million. Although the ultimate settlement of these liabilities may vary from our estimates, we believe that the amounts provided in the consolidated financial statements are reasonable and adequate. However, if the actual claim payments and expenses exceed our projected estimates, our reserves could be materially adversely affected.

Other Self-Insured Programs

We provide income continuance and certain reimbursable health care costs (collectively, “workers’ compensation”) to our disabled employees and we provide health and welfare benefits to our employees, their spouses and certain beneficiaries. Such employee benefit programs are primarily self-insured. We record estimated liabilities for both reported and incurred but not reported workers’ compensation and health and welfare claims based on historical loss experience and other information provided by our third party administrators. The long-term liabilities for our workers’ compensation program are determined using actuarially-based techniques and methodologies and are discounted to their estimated present values. We select a discount rate that represents an estimated risk-free interest rate correlating to the period when such benefits are projected to be paid. As of December 31, 2007, a 25 basis point increase or decrease in the discount rate would have changed our workers’ compensation reserve requirements by approximately $0.3 million. We believe that the estimated liabilities for these self-insured programs are adequate and reasonable but there can be no assurances that the ultimate liability will not exceed our estimates. If the costs of these programs exceed our estimates, the liabilities could be materially adversely affected.

Legal and Other Loss Contingencies

We regularly review the status of our legal matters and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability. Significant judgment is required when determining probability and whether an exposure is reasonably estimable. Predicting the final outcome of claims and lawsuits and estimating financial exposure involves substantial uncertainties and, therefore, actual costs may vary materially from our estimates. When making determinations of likely outcomes of legal matters and the related financial exposure, we consider many factors, including, but not limited to, the nature of the claim (including unasserted claims), the availability of insurance, our experience with similar types of claims, the jurisdiction where the matter is disputed, input from legal counsel, the likelihood of resolution through alternative dispute resolution means and the current status of the matter. As additional information becomes available, we reassess our potential liability and, at that time, we may revise and adjust our estimates. Adjustments to liabilities reflect the status of negotiations, settlements, rulings, advice of legal counsel and other relevant information. Changes in our estimates of the financial exposure for legal matters and other loss contingencies could have a material impact on our consolidated financial position, results of operations and liquidity. See Note 13 to the Consolidated Financial Statements in Item 8 for information regarding our material legal matters and loss contingencies.

Recent Accounting Pronouncements

Fair Value Measurements

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. The modifications to current practice resulting from the application of this new accounting pronouncement primarily relate to the definition of fair value and the methods used to measure fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within the year of adoption; however, the FASB recently deferred SFAS No. 157 for one year insofar as it relates to certain non-financial assets and liabilities. We do not believe that the adoption of this new accounting standard will materially impact our financial position or results of operations.

Business Combinations and Noncontrolling Interests

During December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. These accounting pronouncements are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, as well as interim periods within the year of adoption. Earlier adoption of these new accounting pronouncements is prohibited.

Among other things, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize (i) all (and only) assets acquired, liabilities assumed and noncontrolling interests of acquired businesses; (ii) contingent consideration arrangements at their acquisition date fair values (subsequent changes in fair value are generally reflected in earnings); (iii) acquisition-related transaction costs as expense when incurred; and (iv) non-contractual contingencies at fair value on the acquisition date if they meet the “more than likely” threshold. Additionally, SFAS No. 141(R) establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed. Disclosure of the information necessary to evaluate and understand the nature and financial effects of a business combination must also be provided.

Among other things, SFAS No. 160 requires entities to report (i) noncontrolling (minority) interests as equity in their consolidated financial statements; (ii) earnings attributable to noncontrolling interests as part of consolidated earnings and not as a separate component of income or expense; and (iii) attribution of losses to the noncontrolling interest, even when those losses exceed the noncontrolling interest in the equity of the subsidiary. SFAS No. 160 also provides guidance for step transactions that differs significantly from current accounting practice.

We are required to adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. Due to the recent issuance of such accounting guidance and the complex analyses required thereunder, we have not yet determined the impact thereof on our consolidated financial statements.

Convertible Debt Instruments

On August 31, 2007, the FASB exposed for comment Proposed FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “Exposure Draft”), which would, among other things, require the issuer of a convertible debt instrument to separately account for the liability and equity components thereof and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. If adopted, the Exposure Draft would require retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on periods prior to those presented being recognized as of the beginning of the first period presented. The Exposure Draft’s proposed effective date would be the first reporting period beginning after December 15, 2007, including interim periods within the year of adoption; however, due to the FASB’s redeliberations of the Exposure Draft, we believe that it is unlikely that the proposed effective date will be retained. Due to the complex analyses required, we have not yet determined the impact that the proposed accounting guidance set forth in the Exposure Draft would have on our consolidated financial statements if it were to be adopted in its current form.

Results of Operations

2007 Overview

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in Item 8.

On December 31, 2007, we operated 59 hospitals with a total of 8,458 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. On July 31, 2007, we sold our two Virginia-based general acute care hospitals and certain affiliated entities with a combined total of 213 licensed beds. On February 5, 2007, we opened our de novo 100-bed general acute care hospital in Naples, Florida. Subsequent to December 31, 2007, we closed Gulf Coast Medical Center, a 189-bed general acute care hospital in Biloxi, Mississippi.

During the 2007 Calendar Year, we made certain changes and additions to our senior executive management team. Burke W. Whitman, who previously served as our President and Chief Operating Officer, was named President and Chief Executive Officer, succeeding Joseph V. Vumbacco, and appointed to our Board of Directors. Mr. Vumbacco continued to serve as our Vice Chairman and a member of our Board of Directors until his retirement on December 31, 2007. Additionally, Kelly E. Curry was named Executive Vice President and Chief Operating Officer effective July 1, 2007 and we hired a Treasurer effective July 9, 2007.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 12 to the Consolidated Financial Statements in Item 8. Other than (i) pre-tax gains of approximately $21.8 million and $20.7 million from the dispositions of businesses and assets during the 2007 Calendar Year and the 2006 Calendar Year, respectively, and (ii) a pre-tax long-lived asset and goodwill impairment charge of $13.0 million during the 2006 Calendar Year, such discontinued operations were not material to our consolidated results of operations during the periods presented herein.

The first full fiscal year affected by our change in fiscal year end from September 30 to December 31 was the 2006 Calendar Year. In order to provide meaningful financial and other comparative operational analyses, we included herein unaudited consolidated financial information for the year ended December 31, 2005 (the “2005 Calendar Year”). Such unaudited financial information was derived from our unaudited results of operations during the last nine months of the 2005 Fiscal Year and the audited 2005 Three Month Period.

During the 2007 Calendar Year, we experienced net revenue growth over the 2006 Calendar Year of approximately 8.4%. Such net revenue growth resulted primarily from (i) our de novo general acute care hospital that opened on February 5, 2007, (ii) favorable case mix trends and (iii) improvements in reimbursement rates. Income from continuing operations and diluted earnings per share from continuing operations decreased by approximately $63.9 million and $0.27, respectively, during the 2007 Calendar Year when compared to the 2006 Calendar Year. Offsetting the increase in net revenue during the 2007 Calendar Year and ultimately causing a year-over-year reduction in income from continuing operations were higher interest costs and an increase in depreciation and amortization expense. When compared to the 2006 Calendar Year, the 2007 Calendar Year was favorably impacted by (i) a reduced provision for doubtful accounts, (ii) a decrease of approximately $6.8 million in refinancing and debt modification costs and (iii) a lower effective income tax rate.

At our hospitals that were in operation as general acute care hospitals during all of the 2007 Calendar Year and the 2006 Calendar Year, which we refer to as same 2007 hospitals, emergency room visits increased approximately 3.7%; however, corresponding same 2007 hospital admissions and surgical volume declined by 0.5% and 0.7%, respectively. We recently implemented corrective action plans at certain hospitals to improve operating trends, including hiring new management teams, modifying physician employment agreements, renegotiating payor contracts and initiating patient/physician/employee satisfaction surveys. Furthermore, we continue to add physicians to our medical staffs and medical equipment to our hospitals in order to meet the needs of the communities that our hospitals serve. We believe that, over time, these investments, coupled with improving demographics, will yield increased hospital surgical volume, emergency room visits and admissions.

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net revenue during the 2007 Calendar Year and the 2006 Calendar Year generated on an outpatient basis. We continue to improve our emergency room and diagnostic imaging services to meet the needs of the communities that our hospitals serve and we have invested capital in nearly every one of our hospitals during the last five years in one of these two areas. As a result of this continuous focus, our same 2007 hospital adjusted admissions, which adjusts admissions for outpatient volume, increased approximately 1.6% during the 2007 Calendar Year when compared to the 2006 Calendar Year.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. This general industry trend has affected us. Our same 2007 hospital self-pay admissions as a percent of total admissions increased to approximately 7.3% during the 2007 Calendar Year, as compared to 7.0% during the 2006 Calendar Year. However, our same 2007 hospital self-pay admissions as a percent of total admissions decreased 70 basis points during the three months ended December 31, 2007 when compared to the three months ended September 30, 2007. In light of these trends, we regularly evaluate our policies and programs and consider changes or modifications as circumstances warrant.

2007 Calendar Year Compared to the 2006 Calendar Year

The tables below summarize our operating results for the 2007 Calendar Year and the 2006 Calendar Year.

	Years Ended December 31,
	2007		2006
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$4,392,086	100.0%	$4,050,425		100.0%

Operating expenses:
Salaries and benefits	1,786,610	40.7	1,627,559		40.2
Supplies	586,061	13.3	546,632		13.5
Provision for doubtful accounts	528,719	12.0	570,768		14.1
Depreciation and amortization	220,827	5.0	185,450		4.6
Rent expense	86,886	2.0	80,309		2.0
Other operating expenses	774,954	17.6	698,891		17.3

Total operating expenses	3,984,057	90.6	3,709,609		91.7

Income from operations	408,029	9.4	340,816		8.3

Other income (expense):
Gains on sales of assets and insurance recoveries, net	2,514	0.1	16,568		0.4
Interest expense	(221,960)	(5.1)	(51,243)		(1.3)
Refinancing and debt modification costs	(761)	—	(7,602)		(0.2)

Income from continuing operations before minority interests and income taxes	187,822	4.4	298,539		7.2
Minority interests in earnings of consolidated entities	(326)	—	(2,037)		(0.1)

Income from continuing operations before income taxes	187,496	4.4	296,502		7.1
Provision for income taxes	(69,587)	(1.6)	(114,721)		(2.8)

Income from continuing operations	$117,909	2.8%	$181,781		4.3%

	Years Ended December 31,				Percent Change
	2007	2006	Change
Same 2007 Hospitals
Occupancy	45.0%	45.3%	(30	) bps*	n/a
Patient days	1,266,207	1,283,942	(17,735)		(1.4)%
Admissions	299,253	300,702	(1,449)		(0.5)%
Adjusted admissions	511,393	503,375	8,018		1.6%
Emergency room visits	1,271,668	1,226,573	45,095		3.7%
Surgeries	271,051	272,983	(1,932)		(0.7)%
Outpatient revenue percent	49.0%	49.4%	(40	) bps	n/a
Inpatient revenue percent	51.0%	50.6%	40	bps	n/a

Total Hospitals
Occupancy	44.8%	45.6%	(80	) bps	n/a
Patient days	1,332,424	1,340,873	(8,449)		(0.6)%
Admissions	316,486	314,914	1,572		0.5%
Adjusted admissions	543,312	529,528	13,784		2.6%
Emergency room visits	1,371,862	1,326,192	45,670		3.4%
Surgeries	284,150	285,144	(994)		(0.3)%
Outpatient revenue percent	49.3%	51.0%	(170	) bps	n/a
Inpatient revenue percent	50.7%	49.0%	170	bps	n/a

*	basis points

Net revenue during the 2007 Calendar Year was approximately $4,392.1 million as compared to $4,050.4 million during the 2006 Calendar Year. This change represented an increase of $341.7 million or 8.4%. Same 2007 hospitals provided approximately $262.4 million, or 76.8%, of the increase in net revenue as a result of increases in emergency room visits and reimbursement rates and favorable case mix trends. The remaining $79.3 million increase was primarily attributable to Physicians Regional Medical Center—Collier Boulevard, our de novo general acute care hospital that opened on February 5, 2007, and Physicians Regional Medical Center – Pine Ridge, which we acquired on May 1, 2006, offset by a $5.0 million reduction in net revenue from business interruption insurance policy claims.

Net revenue per adjusted admission at our same 2007 hospitals increased approximately 5.2% during the 2007 Calendar Year as compared to the 2006 Calendar Year. Contributing factors to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial providers.

Our provision for doubtful accounts during the 2007 Calendar Year decreased 210 basis points to 12.0% of net revenue compared to 14.1% of net revenue during the 2006 Calendar Year. As discussed at Note 1(g) to the Consolidated Financial Statements in Item 8, during both the 2007 Calendar Year and the 2006 Calendar Year we modified our provision for doubtful accounts policy for self-pay accounts receivable, resulting in the recognition of additional expenses of approximately $39.0 million and $200.5 million, respectively. Such accounting policy modifications contributed approximately 80 basis points and 490 basis points to the 2007 Calendar Year and the 2006 Calendar Year percentages, respectively. Excluding the impact of such accounting policy modifications, we experienced an increase of approximately 200 basis points in the 2007 Calendar Year provision for doubtful accounts as a percent of net revenue. Such increase was primarily attributable to the increased prevalence of uninsured and underinsured patients in the mix of patients that we serve. During the 2007 Calendar Year, the provision for doubtful accounts was partially offset by approximately $16.0 million from the recovery of certain accounts receivable that were previously written off.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, is important because it provides us with key information regarding the level of patient care for which we do not receive remuneration. During the 2007 Calendar Year and the 2006 Calendar Year, such percentage was determined to be 23.5% and 25.3%, respectively. The decrease during the 2007 Calendar Year compared to the 2006 Calendar Year includes the effects of the abovementioned accounting policy changes regarding our provision for doubtful accounts for self-pay accounts receivable. Excluding the impact of such accounting policy modifications, we experienced an increase of approximately 170 basis points in the 2007 Calendar Year Uncompensated Patient Care Percentage, which reflects, among other things, our increased volume of uninsured and underinsured patient activity, partially offset by the favorable impact of the aforementioned accounts receivable recovery.

Salaries and benefits as a percent of net revenue increased to 40.7% during the 2007 Calendar Year from 40.2% during the 2006 Calendar Year. Same 2007 hospital salaries and benefits increased from 38.6% of net revenue during the 2006 Calendar Year to 38.9% during the 2007 Calendar Year. These increases were primarily due to additional employed physicians and routine salary and wage increases during the 2007 Calendar Year.

Depreciation and amortization as a percent of net revenue increased from 4.6% during the 2006 Calendar Year to 5.0% during the 2007 Calendar Year. This increase primarily resulted from 2006 Calendar Year capital expenditures for renovation and expansion projects at certain of our facilities, new hospital construction and hospital replacement projects. Additionally, the intangible assets from our physician and physician group guarantees generated approximately $9.1 million of incremental amortization expense during the 2007 Calendar Year.

Other operating expenses as a percent of net revenue increased from 17.3% during the 2006 Calendar Year to 17.6% during the 2007 Calendar Year. In addition to increased costs for professional fees, repairs and maintenance and advertising during the 2007 Calendar Year, the percent increase was due to incremental costs from our de novo general acute care hospital that opened on February 5, 2007.

During the 2006 Calendar Year, we recorded insurance claim recovery gains for renovations and equipment replacement approximating $14.7 million. No such amount was recognized during the 2007 Calendar Year.

Interest expense increased from approximately $51.2 million during the 2006 Calendar Year to $222.0 million during the 2007 Calendar Year. Such increase was primarily attributable to (i) borrowings of $2.75 billion in connection with the recapitalization of our balance sheet on March 1, 2007, (ii) Non-Put Payments, as defined and described in the Third Supplemental Indenture with respect to our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”) and (iii) $400.0 million of 6.125% Senior Notes due 2016 that we issued on April 21, 2006. Partially offsetting these increases were reduced costs from our revolving credit agreements due to limited borrowings thereunder during the 2007 Calendar Year. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Consolidated Financial Statements in Item 8 for further discussion of our long-term debt arrangements.

In connection with our January 31, 2006 repurchase of certain of our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 and the execution of the Third Supplemental Indenture to the 2023 Notes, we wrote off approximately $4.6 million of deferred financing costs and incurred $3.0 million of non-capitalizable debt restructuring costs during the 2006 Calendar Year. We also wrote off $0.8 million of deferred financing costs during the 2007 Calendar Year in connection with the termination of our predecessor revolving credit agreement and redemptions of certain of our convertible notes. Non-capitalizable debt restructuring costs and write-offs of deferred financing costs have been recorded as refinancing and debt modification costs. See Note 3 to the Consolidated Financial Statements in Item 8 for further discussion of our convertible note repurchases and recent changes to our debt structure.

Our effective income tax rates were approximately 37.1% and 38.7% during the 2007 Calendar Year and the 2006 Calendar Year, respectively. Our provision for income taxes was favorably impacted during the 2007 Calendar Year by, among other things, the finalization of our 2006 federal and state income tax returns, the lapsing of certain statutes of limitations and the conclusion of certain state audits. Also, see Note 5 to the Consolidated Financial Statements in Item 8 regarding our effective income tax rates.

2006 Calendar Year Compared to the 2005 Calendar Year

The tables below summarize our operating results for the 2006 Calendar Year and the 2005 Calendar Year.

	Years Ended December 31,
	2006		2005
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(unaudited, in thousands)
Net revenue	$4,050,425	100.0%	$3,615,093		100.0%

Operating expenses:
Salaries and benefits	1,627,559	40.2	1,418,363		39.2
Supplies	546,632	13.5	505,649		14.0
Provision for doubtful accounts	570,768	14.1	321,886		8.9
Depreciation and amortization	185,450	4.6	156,716		4.3
Rent expense	80,309	2.0	74,205		2.1
Other operating expenses	698,891	17.3	601,304		16.6

Total operating expenses	3,709,609	91.7	3,078,123		85.1

Income from operations	340,816	8.3	536,970		14.9

Other income (expense):
Gains on sales of assets and insurance recoveries, net	16,568	0.4	34,125		0.9
Interest expense	(51,243)	(1.3)	(13,892)		(0.4)
Refinancing and debt modification costs	(7,602)	(0.2)	—		—

Income from continuing operations before minority interests and income taxes	298,539	7.2	557,203		15.4
Minority interests in earnings of consolidated entities	(2,037)	(0.1)	(2,865)		(0.1)

Income from continuing operations before income taxes	296,502	7.1	554,338		15.3
Provision for income taxes	(114,721)	(2.8)	(208,198)		(5.8)

Income from continuing operations	$181,781	4.3%	$346,140		9.5%

	Years Ended December 31,				Percent
	2006	2005	Change		Change
Same 2006 Hospitals
Occupancy	45.7%	46.5%	(80	) bps*	n/a
Patient days	1,202,974	1,215,767	(12,793)		(1.1)%
Admissions	281,520	284,734	(3,214)		(1.1)%
Adjusted admissions	472,508	475,852	(3,344)		(0.7)%
Emergency room visits	1,145,604	1,146,832	(1,228)		(0.1)%
Surgeries	254,794	251,758	3,036		1.2%
Outpatient revenue percent	49.1%	48.9%	20	bps	n/a
Inpatient revenue percent	50.9%	51.1%	(20	) bps	n/a

Total Hospitals
Occupancy	45.6%	46.0%	(40	) bps	n/a
Patient days	1,340,873	1,291,123	49,750		3.9%
Admissions	314,914	302,298	12,616		4.2%
Adjusted admissions	529,528	504,694	24,834		4.9%
Emergency room visits	1,326,192	1,306,816	19,376		1.5%
Surgeries	285,144	267,131	18,013		6.7%
Outpatient revenue percent	51.0%	49.1%	190	bps	n/a
Inpatient revenue percent	49.0%	50.9%	(190	) bps	n/a

*	basis points

Net revenue during the 2006 Calendar Year was approximately $4,050.4 million as compared to $3,615.1 million during the 2005 Calendar Year. This change represented an increase of $435.3 million or 12.0%. Our hospitals that were in operation as general acute care hospitals during all of the 2006 Calendar Year and the 2005 Calendar Year, which we refer to as our same 2006 hospitals, provided approximately $164.2 million, or 37.7%, of the increase in net revenue as a result of increases in surgeries and reimbursement rates and favorable case mix trends. The remaining $271.1 million increase in net revenue was primarily attributable to hospitals we acquired after December 31, 2004.

Net revenue per adjusted admission at our same 2006 hospitals increased approximately 5.5% during the 2006 Calendar Year as compared to the 2005 Calendar Year. Contributing factors to such change included increased patient acuity and improvements in Medicare and Medicaid pricing, as well as the favorable effects of renegotiated agreements with certain commercial providers.

Our provision for doubtful accounts during the 2006 Calendar Year increased to approximately 14.1% of net revenue compared to 8.9% of net revenue during the 2005 Calendar Year. As discussed at Note 1(g) to the Consolidated Financial Statements in Item 8, during both the 2006 Calendar Year and the 2005 Calendar Year we modified our provision for doubtful accounts policy for self-pay accounts receivable, resulting in the recognition of additional expenses of approximately $200.5 million and $37.5 million, respectively. Such accounting policy modifications contributed approximately 490 basis points and 100 basis points to the 2006 Calendar Year and the 2005 Calendar Year percentages, respectively. Excluding the impact of such accounting policy modifications, there was an increase of approximately 130 basis points in the 2006 Calendar Year provision for doubtful accounts as a percent of net revenue. Our Uncompensated Patient Care Percentage, which is described above under the heading “2007 Calendar Year Compared to the 2006 Calendar Year,” increased from 21.4% during the 2005 Calendar Year to 25.3% during the 2006 Calendar Year. Excluding the impact of the abovementioned accounting policy modifications, we experienced an increase of approximately 50 basis points in the 2006 Calendar Year Uncompensated Patient Care Percentage. These adverse trends in our Uncompensated Patient Care Percentage and our provision for doubtful accounts were primarily attributable to the increased prevalence of uninsured and underinsured patients in the mix of patients that we serve.

Salaries and benefits as a percent of net revenue increased to 40.2% during the 2006 Calendar Year from 39.2% during the 2005 Calendar Year. This increase was partially attributable to (i) the incremental impact of stock-based compensation (i.e., an increase of approximately $11.6 million in the 2006 Calendar Year over the 2005 Calendar Year) and (ii) an increase in total employed physicians that primarily resulted from our May 1, 2006 acquisition of Cleveland Clinic-Naples Hospital (now known as Physicians Regional Medical Center – Pine Ridge (see Note 2 to the Consolidated Financial Statements in Item 8)). Same 2006 hospital salaries and benefits were 38.5% and 37.9% of net revenue during the 2006 Calendar Year and the 2005 Calendar Year, respectively. This increase was a result of our strategic initiatives to (i) hire more primary care physicians and family practitioners to improve and enhance referral patterns and (ii) employ physicians on a short-term basis in order to facilitate their entry into markets where our hospitals operate.

Supplies decreased as a percent of net revenue to 13.5% during the 2006 Calendar Year from 14.0% during the 2005 Calendar Year. This decrease was due to the implementation of certain strategic sourcing agreements in high cost areas such as cardiovascular devices and increased utilization of our group purchasing organization, which resulted in increased rebates and discounts.

Other operating expenses as a percent of net revenue increased from 16.6% during the 2005 Calendar Year to 17.3% during the 2006 Calendar Year. In addition to increased costs for utilities, professional fees, property taxes, insurance and repairs and maintenance during the 2006 Calendar Year, the percent increase was due to higher costs at hospitals we acquired after December 31, 2004.

During the 2005 Calendar Year, we recognized approximately $14.9 million of gains on sales of (i) a medical office building and land in Jackson, Mississippi and (ii) two home health agencies. During the 2005 Calendar Year and the 2006 Calendar Year, we also recorded insurance claim recovery gains for renovations and equipment replacement approximating $19.4 million and $14.7 million, respectively. See Notes 2 and 11 to the Consolidated Financial Statements in Item 8.

Interest expense increased from approximately $13.9 million during the 2005 Calendar Year to $51.2 million during the 2006 Calendar Year. Such change was attributable to (i) an increased weighted average revolving credit agreement outstanding balance during the 2006 Calendar Year when compared to the 2005 Calendar Year, (ii) higher effective interest rates during the 2006 Calendar Year and (iii) Non-Put Payments, as defined and described in the Third Supplemental Indenture with respect to our 2023 Notes. Borrowings under our revolving credit agreement during the 2006 Calendar Year resulted from acquisition activity and certain required income tax payments. The repurchase of certain of our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”) on January 31, 2006 caused our interest expense to increase by approximately $12.7 million during the 2006 Calendar Year because the effective annual interest rate on the New 2022 Notes (i.e., 0.875%) was substantially less than the effective interest rate on our 6.125% Senior Notes due 2016. Additionally, the 2023 Note Non-Put Payments caused interest expense to increase by approximately $7.2 million during the 2006 Calendar Year. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Consolidated Financial Statements in Item 8 for further discussion of our long-term debt arrangements.

In connection with our repurchase of certain of the New 2022 Notes on January 31, 2006 and the execution of the Third Supplemental Indenture to the 2023 Notes, we wrote off approximately $4.6 million of deferred financing costs and incurred approximately $3.0 million of non-capitalizable debt restructuring costs. Such amounts have been recorded as refinancing and debt modification costs.

Our effective income tax rates were approximately 38.7% and 37.6% during the 2006 Calendar Year and the 2005 Calendar Year, respectively. See Note 5 to the Consolidated Financial Statements in Item 8 regarding the 2006 Calendar Year effective rate.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Below is a summary of our recent cash flow activity (in thousands).

	Years Ended December 31,
	2007	2006	2005
	(unaudited)
Sources (uses) of cash and cash equivalents:
Operating activities	$322,455	$454,128	$510,384
Investing activities	(217,526)	(496,167)	(640,312)
Financing activities	(34,847)	47,523	37,494
Discontinued operations	(12,909)	(8,579)	6,116
Cumulative effect adjustment (1)	—	—	(36,216)

Net increase (decrease) in cash and cash equivalents	$57,173	$(3,095)	$(122,534)

(1)	This adjustment is described at Note 14 to the Consolidated Financial Statements in Item 8.

2007 Calendar Year Cash Flows Compared to the 2006 Calendar Year Cash Flows

Operating Activities

Our cash flows from continuing operating activities decreased approximately $131.7 million or 29.0% during the 2007 Calendar Year when compared to the 2006 Calendar Year. The decrease primarily related to (i) lower pre-tax income from continuing operations during the 2007 Calendar Year compared to the 2006 Calendar Year (principally due to a significant increase in interest expense from new indebtedness incurred in connection with the recapitalization of our balance sheet on March 1, 2007), (ii) growth in our accounts receivable during the 2007 Calendar Year (notwithstanding a favorable trend in our days sales outstanding, as discussed below) and (iii) unfavorable year-over-year changes in the timing of payments of accrued expenses and other liabilities. Business interruption insurance proceeds of approximately $2.7 million and $7.3 million were included in cash flows from continuing operating activities during the 2007 Calendar Year and the 2006 Calendar Year, respectively. Such amounts have generally been used to make minor repairs and fund remediation efforts at the hospitals impacted by hurricane and storm activity.

Investing Activities

Cash used in investing activities during the 2007 Calendar Year consisted primarily of (i) approximately $270.6 million for additions to property, plant and equipment, which principally consisted of renovation and expansion projects at certain of our facilities and capital expenditures for completion of the construction of Physicians Regional Medical Center—Collier Boulevard, (ii) $38.6 million that we paid for acquisitions of minority equity interests and other health care businesses and (iii) a net increase in restricted funds of $10.7 million. Offsetting these cash outlays were (i) cash receipts of approximately $32.3 million from sales of property, plant and equipment and insurance recoveries and (ii) cash proceeds of $70.0 million from the sale of discontinued operations (two Virginia-based general acute care hospitals and certain entities affiliated with such hospitals). Insurance proceeds have generally been used for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

During the 2006 Calendar Year, cash used in investing activities consisted primarily of (i) approximately $180.2 million paid for hospitals we acquired with effective acquisition dates of February 1, 2006, May 1, 2006 and June 1, 2006, (ii) a final working capital settlement payment of $4.7 million pertaining to an acquisition from a prior period, (iii) $336.0 million for additions to property, plant and equipment, which principally consisted of renovation and expansion projects at certain of our facilities, new hospital construction and capital expenditures for hospital replacement projects, and (iv) a net increase in restricted funds of $18.5 million. Offsetting these cash outlays were (i) cash receipts of approximately $6.1 million from sales of property, plant and equipment and (ii) cash proceeds of $37.2 million from the sale of discontinued operations (consisting of two Florida-based psychiatric hospitals and certain real property in Lakeland, Florida).

Financing Activities

Cash provided by financing activities during the 2007 Calendar Year included (i) net cash proceeds of approximately $2,707.6 million from borrowings under our New Credit Facilities (as described below under the heading “Capital Resources – Credit Facilities”) in order to finance our special cash dividend on March 1, 2007 and repay $275.0 million under our predecessor revolving credit agreement, (ii) cash proceeds from exercises of stock options of $24.8 million and (iii) investments by minority shareholders of $8.4 million in a joint venture with respect to Riverview Regional Medical Center in Gadsden, Alabama. In addition to approximately $344.6 million of principal payments on long-term debt and capital lease obligations, which included repurchases of certain of our convertible debt securities and repayment of our predecessor revolving credit agreement, cash used by financing activities during the 2007 Calendar Year included the payment of our special cash dividend in the aggregate amount of $2,425.0 million and payments for financing costs of $3.3 million. See Note 3 to the Consolidated Financial Statements in Item 8 for discussion of our long-term debt arrangements.

Cash provided by financing activities during the 2006 Calendar Year included (i) borrowings of $470.0 million under our predecessor revolving credit agreement in order to finance hospital acquisitions, make certain income tax payments and repurchase a portion of the New 2022 Notes, (ii) net proceeds from our April 21, 2006 sale of $400.0 million of 6.125% Senior Notes due 2016 and (iii) cash proceeds from exercises of stock options of approximately $22.5 million. As more fully discussed at Note 3 to the Consolidated Financial Statements in Item 8, on January 31, 2006 we repurchased approximately $275.9 million of New 2022 Notes, which represented the accreted value thereof on such date. Additionally, cash used by financing activities during the 2006 Calendar Year included (i) principal repayments of $450.0 million on our predecessor revolving credit agreement, (ii) dividend payments of approximately $57.9 million, (iii) treasury stock purchases of $36.8 million and (iv) payments of financing costs of $3.6 million.

Discontinued Operations

The cash used by operating our discontinued operations during the 2007 Calendar Year and the 2006 Calendar Year was approximately $12.9 million and $8.6 million, respectively. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 12 to the Consolidated Financial Statements in Item 8 for a discussion of our discontinued operations.

2006 Calendar Year Cash Flows Compared to the 2005 Calendar Year Cash Flows

Operating Activities

Our cash flows from continuing operating activities decreased approximately $56.3 million or 11.0% during the 2006 Calendar Year when compared to the 2005 Calendar Year. Despite lower net income and substantial growth in accounts receivable during the 2006 Calendar Year, we believe that efficient management of our other operating assets and liabilities led to stable cash flows from continuing operating activities during such period. Substantially all of the growth in accounts receivable during both the 2006 Calendar Year and the 2005 Calendar Year were attributable to our acquisition activity. Business interruption insurance proceeds of approximately $7.3 million and $10.0 million were included in cash flows from continuing operating activities during the 2006 Calendar Year and the 2005 Calendar Year, respectively. Such amounts have generally been used to make minor repairs and fund remediation efforts at the hospitals impacted by hurricane and storm activity.

Investing Activities

Cash used in investing activities during the 2006 Calendar Year consisted primarily of (i) approximately $180.2 million that was paid for hospitals we acquired with effective acquisition dates of February 1, 2006, May 1, 2006 and June 1, 2006, (ii) a final working capital settlement payment of approximately $4.7 million pertaining to a hospital acquisition from a prior period, (iii) $336.0 million for additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities, new hospital construction and capital expenditures for hospital replacement projects, and (iv) a net increase in restricted funds of $18.5 million. Offsetting these cash outlays were (i) cash receipts of approximately $6.1 million from sales of property, plant and equipment and (ii) cash proceeds of $37.2 million from the sale of discontinued operations (consisting of two Florida-based psychiatric hospitals and certain real property in Lakeland, Florida).

During the 2005 Calendar Year, cash used in investing activities consisted primarily of (i) approximately $410.9 million paid for three hospitals we acquired in February 2005, individual hospitals we acquired in April 2005 and December 2005 and the hospital we acquired with an effective date of January 1, 2006 and (ii) $300.4 million for additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities and capital expenditures associated with two hospital replacement projects. Offsetting these cash outlays were cash receipts of approximately $51.1 million from sales of assets and insurance recoveries and a net decrease in restricted funds of $19.9 million. Insurance proceeds have generally been used for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

Financing Activities

Cash provided by financing activities during the 2006 Calendar Year included (i) borrowings of $470.0 million under our predecessor revolving credit agreement in order to finance hospital acquisitions, make certain income tax payments and repurchase a portion of the New 2022 Notes, (ii) net proceeds from our April 21, 2006 sale of $400.0 million of 6.125% Senior Notes due 2016 and (iii) cash proceeds from exercises of stock options of approximately $22.5 million. As more fully discussed at Note 3 to the Consolidated Financial Statements in Item 8, on January 31, 2006 we repurchased approximately $275.9 million of New 2022 Notes, which represented the accreted value thereof on such date. Additionally, cash used by financing activities during the 2006 Calendar Year included (i) principal repayments of $450.0 million on our predecessor revolving credit agreement, (ii) dividend payments of approximately $57.9 million, (iii) treasury stock purchases of $36.8 million and (iv) payments of financing costs of $3.6 million.

Cash provided by financing activities during the 2005 Calendar Year included borrowings of $405.0 million under our predecessor revolving credit agreement to (i) finance the acquisition of three hospitals in February 2005, individual hospitals we acquired in April 2005 and December 2005 and the hospital we acquired with an effective date of January 1, 2006 and (ii) fund our common stock repurchase program. Proceeds from exercises of stock options provided an additional $87.9 million during the 2005 Calendar Year. Cash used by financing activities during such period included dividend payments, purchases of treasury stock, payments to collateralize a standby letter of credit and payments of financing costs of approximately $43.4 million, $221.7 million, $24.3 million and $2.0 million, respectively, as well as principal payments on debt and capital lease obligations of $164.8 million.

Discontinued Operations

The cash used by operating our discontinued operations during the 2006 Calendar Year was approximately $8.6 million. During the 2005 Calendar Year, cash provided by operating our discontinued operations was approximately $6.1 million. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 12 to the Consolidated Financial Statements in Item 8 for a discussion of our discontinued operations.

Days Sales Outstanding

On February 22, 2007, we announced a number of financial and quality objectives for the 2007 Calendar Year, including days sales outstanding, or DSO, which is calculated by dividing quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable. Our DSO at December 31, 2007 was 51 days, which compares to 53 days at both September 30, 2007 and December 31, 2006 and is within our published DSO objective range of 50 days to 56 days.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that carrybacks, reversals of existing taxable temporary differences and future taxable income will allow us to realize the deferred tax assets that are recognized in our consolidated balance sheets.

Effect of Legislative and Regulatory Action on Liquidity

The Medicare and Medicaid reimbursement programs are subject to change as a result of legislative and regulatory actions. Although we believe that changes will continue to limit reimbursement increases under those programs, we do not believe that they will have a material adverse effect on our future revenue or liquidity. Nevertheless, within the statutory framework of the Medicare and Medicaid programs, numerous areas are subject to administrative rulings, interpretations and discretion that could affect payments made to us. In the future, federal and/or state governments might (i) reduce the funds available under those programs in order to close budget gaps or reduce deficit spending or (ii) require more stringent utilization and quality reviews of hospital facilities, either of which could have a material adverse effect on our future revenue and liquidity. Additionally, any future restructuring of the financing and delivery of health care services in the United States and/or the continued prevalence of managed care health plans could have an adverse effect on our future revenue and liquidity.

Capital Resources

Sales of Assets and Related Activities

Part of our plan to enhance cash flow during 2008 and beyond are sales of (i) hospitals and other health care business units that no longer meet our long-term strategic objectives, (ii) certain corporate and hospital assets and (iii) the residual assets of our discontinued operations. Additionally, we are considering joint venture syndications at certain of our hospitals to supplement our cash flow over the next year. There can be no assurances that we will successfully initiate and close any strategic transactions on satisfactory terms, if at all. These potential transactions are collectively referred to herein as our “Strategic Transactions.”

Credit Facilities

New Senior Secured Credit Facilities. On March 1, 2007, we completed a recapitalization of our balance sheet (the “Recapitalization”) wherein we entered into agreements for $3.25 billion in new variable rate senior secured credit facilities (the “New Credit Facilities”) that closed on February 16, 2007. The New Credit Facilities were initially used to fund a special cash dividend of approximately $2.43 billion and repay all amounts outstanding (i.e., $275.0 million) under our predecessor revolving credit agreement. The New Credit Facilities consist of a seven-year $2.75 billion term loan (the “New Term Loan”) and a $500.0 million six-year revolving credit facility (the “New Revolving Credit Agreement”). The Recapitalization and the New Credit Facilities are discussed in further detail at Note 3 to the Consolidated Financial Statements in Item 8.

The New Term Loan requires (i) quarterly principal payments to amortize 1% of the loan’s original face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the New Term Loan in an amount that can be as much as 50% of our annual excess cash flow, as such term is defined in the loan agreement. The 2007 Calendar Year excess cash flow that will be repaid by us in 2008 is approximately $47.7 million. During the New Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the New Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the New Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the New Credit Facilities, which is generally payable quarterly in arrears, utilizes LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the New Term Loan and the New Revolving Credit Agreement. Pursuant to the requirements of the agreements underlying the New Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract, which provides for us to pay a fixed interest rate of 6.7445% on the notional amount of the interest rate swap contract for the seven-year term of the New Term Loan. At December 31, 2007, approximately $72.0 million of the New Term Loan was not covered by the interest rate swap contract and, accordingly, such amount is subject to the New Credit Facilities’ variable interest rate provisions (i.e., effective interest rates of approximately 6.6% and 5.8% on December 31, 2007 and February 22, 2008, respectively).

Our effective interest rate on the variable rate New Revolving Credit Agreement, which is not covered by the aforementioned interest rate swap contract, was approximately 4.9% on February 22, 2008. Although there were no amounts outstanding under the New Revolving Credit Agreement on such date, standby letters of credit in favor of third parties of approximately $41.5 million reduced the amount available for borrowing thereunder to $458.5 million on such date.

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

We intend to fund the New Term Loan’s quarterly interest payments and its required annual principal payments of $27.5 million with available cash balances, cash provided by operating activities, cash proceeds from our Strategic Transactions and/or borrowings under the New Revolving Credit Agreement.

Promissory Demand Note. We maintain a $20.0 million unsecured Demand Promissory Note in favor of a bank that is to be used as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the Demand Promissory Note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest outstanding under the Demand Promissory Note will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. The Demand Promissory Note’s effective interest rate on February 22, 2008 was approximately 3.9%; however, there were no amounts outstanding thereunder on such date.

Convertible Debt Securities

2023 Notes. At December 31, 2007, approximately $574.7 million of the 2023 Notes was outstanding. The holders of the 2023 Notes may require us to repurchase all or a portion of their notes on August 1, 2008 for a cash purchase price per note equal to 100% of the note’s principal face amount, plus accrued and unpaid interest. Following the announcement of the Recapitalization, our credit ratings were downgraded, which constituted a triggering event under the 2023 Notes and caused such notes to become immediately convertible at the discretion of the noteholders. Subsequent to December 31, 2007, no holders of the 2023 Notes have indicated to us an intent to convert their notes. Should some or all of the 2023 Notes convert or if we are required to repurchase some or all of the notes on August 1, 2008, we intend to fund such transactions with available cash balances, cash provided by operating activities, cash proceeds from our Strategic Transactions, borrowings under the New Revolving Credit Agreement and/or the issuance of new debt securities.

Debt Covenants

The New Credit Facilities and the indentures governing the 2023 Notes and the 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At December 31, 2007, we were in compliance with the financial and other covenants contained in those debt agreements. Although there can be no assurances, we believe that we will continue to comply with such debt covenants. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could subject us to higher interest and financing costs on our debt obligations.

Dividends

On January 17, 2007, we announced that our Board of Directors had declared a special cash dividend, payable on March 1, 2007, of $10.00 per share of common stock. This special cash dividend, which was a component of the Recapitalization, aggregated approximately $2.43 billion and was funded with the net proceeds from the New Term Loan. In light of the special cash dividend, we indefinitely suspended all future dividends. Additionally, the New Credit Facilities restrict our ability to pay cash dividends.

Standby Letters of Credit

At February 22, 2008, we maintained approximately $41.5 million of standby letters of credit in favor of third parties with various expiration dates through October 31, 2008. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the New Revolving Credit Agreement.

Capital Expenditures

We believe that recurring annual operational capital expenditures will approximate five to six percent of net revenue. Additionally, our long-term business strategy may call for us to acquire additional hospitals that meet our acquisition criteria. Historically, acquisitions of hospitals accounted for a significant portion of our capital expenditures in any given fiscal year and/or quarter. See Note 2 to the Consolidated Financial Statements in Item 8 for discussion of our recently completed acquisitions. We generally fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash generated from operating activities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. However, we are currently evaluating several financing alternatives that would allow us to defray the cash-basis cost of certain planned 2008 capital expenditures to future periods.

A number of hospital renovation and/or expansion projects were underway at December 31, 2007. We do not believe that any of these projects are individually significant or that they represent, in the aggregate, a substantial commitment of our resources. We are contractually obligated to commence construction of a replacement hospital at our Monroe, Georgia location on or before September 13, 2008. During March 2006, the land parcel for such new hospital construction was acquired for cash. We estimate that the cost to build the replacement hospital will range from $45 million to $55 million.

Hospital Divestitures

As more fully discussed at Note 12 to our Consolidated Financial Statements in Item 8, we intend to divest (i) Southwest Regional Medical Center, a general acute care hospital in Little Rock, Arkansas, and certain affiliated health care entities and (ii) Gulf Coast Medical Center, a general acute care hospital in Biloxi, Mississippi that we closed on January 1, 2008. However, the timing of such divestitures has not yet been determined.

We intend to use the proceeds from these divestitures and any other Strategic Transactions that we consummate to fund operations and reduce our outstanding debt.

Contractual Obligations and Off-Balance Sheet Arrangements

Except as set forth in the table below, we do not have any off-balance sheet arrangements.

As of December 31, 2007, we had approximately $98.7 million recorded as a liability for our interest rate swap contract and $40.2 million recorded as a liability for unrecognized income tax benefits and related interest and penalties. We excluded these amounts from the table below due to the uncertainty of the amounts to be paid, if any, as well as the timing of such payments.

As of December 31, 2007, contractual obligations for each of the next five years ending December 31 and thereafter (including principal and interest) and other commitments are summarized in the table on the following page. Interest rates at December 31, 2007 were used in the table to estimate interest payments on variable rate debt.

	Payments Due by Year Ending December 31,
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Long-term debt (a)	$876,723	$235,562	$232,500	$230,594	$229,195	$3,233,733
Capital leases	16,844	15,071	9,936	7,585	3,476	39,319
Operating leases (b)	48,828	34,617	26,166	19,913	16,282	71,594
Physician commitments (c)	11,018	1,338	—	—	—	—

Total contractual obligations	$953,413	$286,588	$268,602	$258,092	$248,953	$3,344,646

Other Commitments Not Recorded	Commitment Expiration by Year Ending December 31,
on the Consolidated Balance Sheet	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Letters of credit (d)	$41,844	$—	$—	$—	$—	$—
Physician commitments (c)	21,503	1,875	—	—	—	—
Other (e)	34,361	25,000	—	—	—	—

Total commitments	$97,708	$26,875	$—	$—	$—	$—

(a)	For purposes of the above table, we assumed that we would repurchase all of the 2023 Notes on August 1, 2008 because the noteholders can unilaterally exercise their contractual rights to require us to repurchase some or all of their notes on such date.
(b)	Obligations under operating leases for real property, real property master leases and equipment. The real property master leases are leases for buildings on or near our hospitals for which we guarantee a certain level of rental income to the owners of the property. We sublease space in these buildings to third parties. Future operating lease obligations are not recorded in our consolidated balance sheets.
(c)	See Note 1(p) to the Consolidated Financial Statements in Item 8 for information regarding physician and physician group guarantees and commitments.
(d)	Amounts relate to outstanding letters of credit with financial institutions. The letters of credit principally serve as security for our workers’ compensation self-insurance program, construction vendors and utility companies.
(e)	Other includes our replacement hospital construction in Monroe, Georgia and purchase commitments for supplies.

Impact of Seasonality and Inflation

Seasonality

We typically experience higher patient volume and net revenue in the first and fourth quarters of each calendar year because, generally, more people become ill during the winter months, which in turn increases the number of patients we treat during those months.

Inflation

The health care industry is labor intensive and subject to wage and related employee benefit expense increases, especially during periods of inflation and when there exists a shortage of skilled labor. An ongoing skilled nursing staff shortage throughout the health care industry has caused nursing salaries to increase. We have addressed our nursing staff needs by increasing wages, improving hospital working conditions and fostering relationships with local nursing schools. We do not believe that the inflationary trend in nursing salaries or the nursing shortage will have an adverse effect on our results of operations.

Suppliers, utility companies and other vendors pass on rising costs to us in the form of higher prices. We believe that we have been able to partially offset increases in our operating costs by increasing prices, achieving quantity discounts for purchases through our group purchasing agreement and efficiently utilizing our resources. Although we have implemented cost control measures to curb increases in operating costs, we cannot predict our ability to recover or offset future cost increases.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

Pursuant to the requirements of the agreements underlying the New Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract, which provides for us to pay a fixed interest rate of 6.7445% on the notional amount of the interest rate swap contract for the seven-year term of the New Term Loan. At December 31, 2007, we were exposed to interest rate fluctuations, primarily as a result of the $72.0 million of variable rate New Term Loan that is not covered by our interest rate swap contract. The interest rates on substantially all of our other long-term debt at December 31, 2007 were fixed and, accordingly, a hypothetical 10% change in interest rates would not have a material impact on us but increases in interest rates would correspondingly increase interest expense associated with any future borrowings.

At December 31, 2007, the fair value and carrying amount of our fixed rate debt, including capital lease obligations, were approximately $3,470.7 million and $3,692.1 million, respectively. Additionally, at such date, both the fair value and carrying amount of our variable rate debt was approximately $72.0 million.

The table below summarizes principal cash flows and weighted average interest rates by expected maturity dates of our outstanding long-term debt and capital lease obligations that existed at December 31, 2007.

	Years Ending December 31,
	2008	2009	2010	2011	2012	Thereafter		Totals
	(in thousands, except interest rates)
Fixed rate long-term debt, including capital leases	$91,138	$41,722	$36,362	$34,503	$30,642	$2,895,686		$3,130,053
Weighted average interest rates	6.6%	6.5%	6.6%	6.6%	6.7%	6.7%		6.6%
Fixed rate convertible long-term debt	$574,733 (a)	—	—	—	—	—		$574,733
Weighted average interest rates	4.4%	—	—	—	—	—		4.4%
Variable rate long-term debt	—	—	—	—	—	$72,000		$72,000
Weighted average interest rates	—	—	—	—	—	6.6	%(b)	6.6%

(a)	For purposes of the above table, we assumed that we would repurchase all of the 2023 Notes on August 1, 2008 because the noteholders can unilaterally exercise their contractual rights to require us to repurchase some or all of their notes on such date.
(b)	The interest rate on the portion of the New Term Loan that is not covered by the interest rate swap contract is the LIBOR rate plus 1.75%.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page
Health Management Associates, Inc.
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	50

Consolidated Statements of Income for the years ended December 31, 2007, December 31, 2006 and September 30, 2005 and the three months ended December 31, 2005	51

Consolidated Balance Sheets as of December 31, 2007 and 2006	52

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, December 31, 2006 and September 30, 2005 and the three months ended December 31, 2005	54

Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006 and September 30, 2005 and the three months ended December 31, 2005	55

Notes to Consolidated Financial Statements	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Health Management Associates, Inc.

We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2007, December 31, 2006 and September 30, 2005, and the three months ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007, December 31, 2006 and September 30, 2005, and the three months ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1(s) to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and as discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). The Company used the one time special transition provisions of SAB No. 108 and recorded an adjustment to retained earnings effective October 1, 2005 to adjust the Company’s consolidated financial statements to correct prior period errors in accounting for cash, leases and income taxes. Additionally, as discussed in Note 1(m) and Note 5 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Miami, Florida

February 25, 2008

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,		Three Months Ended	Year Ended
	2007	2006	December 31, 2005	September 30, 2005
Net revenue	$4,392,086	$4,050,425	$918,585	$3,501,765

Operating expenses:
Salaries and benefits	1,786,610	1,627,559	368,743	1,368,837
Supplies	586,061	546,632	126,691	488,791
Provision for doubtful accounts	528,719	570,768	79,709	303,253
Depreciation and amortization	220,827	185,450	40,266	152,030
Rent expense	86,886	80,309	19,041	71,854
Other operating expenses	774,954	698,891	157,789	576,121

Total operating expenses	3,984,057	3,709,609	792,239	2,960,886

Income from operations	408,029	340,816	126,346	540,879

Other income (expense):
Gains (losses) on sales of assets and insurance recoveries, net	2,514	16,568	(7)	34,289
Interest expense	(221,960)	(51,243)	(4,205)	(10,850)
Refinancing and debt modification costs	(761)	(7,602)	—	(2,051)

Income from continuing operations before minority interests and income taxes	187,822	298,539	122,134	562,267
Minority interests in earnings of consolidated entities	(326)	(2,037)	(401)	(3,126)

Income from continuing operations before income taxes	187,496	296,502	121,733	559,141
Provision for income taxes	(69,587)	(114,721)	(47,357)	(209,245)

Income from continuing operations	117,909	181,781	74,376	349,896
Income from discontinued operations, including gains on disposals, net of income taxes	1,970	968	1,165	3,181

Net income	$119,879	$182,749	$75,541	$353,077

Earnings per share:
Basic
Continuing operations	$0.49	$0.76	$0.31	$1.43
Discontinued operations	0.01	—	—	0.01

Net income	$0.50	$0.76	$0.31	$1.44

Diluted
Continuing operations	$0.48	$0.75	$0.31	$1.41
Discontinued operations	0.01	—	—	0.01

Net income	$0.49	$0.75	$0.31	$1.42

Dividends per share	$10.00	$0.24	$—	$0.18

Weighted average number of shares outstanding:
Basic	242,308	240,723	240,964	245,538

Diluted	245,119	243,340	244,697	248,976

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$123,987	$66,814
Accounts receivable, less allowances for doubtful accounts of $485,767 and $526,881 at December 31, 2007 and 2006, respectively	590,886	581,805
Accounts receivable – other	36,993	51,750
Supplies, at cost (first-in, first-out method)	113,660	107,194
Prepaid expenses	36,347	43,419
Prepaid and recoverable income taxes	84,155	—
Restricted funds	15,016	20,609
Deferred income taxes	36,318	94,206
Assets of discontinued operations	28,745	79,877

Total current assets	1,066,107	1,045,674

Property, plant and equipment:
Land and improvements	178,289	162,899
Buildings and improvements	1,955,408	1,760,498
Leasehold improvements	172,660	160,529
Equipment	1,194,393	1,094,141
Construction in progress	99,953	227,244

	3,600,703	3,405,311
Accumulated depreciation and amortization	(1,157,514)	(1,010,074)

Net property, plant and equipment	2,443,189	2,395,237

Restricted funds	76,179	58,986
Goodwill	910,144	913,908
Deferred charges and other assets	148,300	77,147

Total assets	$4,643,919	$4,490,952

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except per share amounts)

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,138	$154,229
Accrued payroll and related taxes	81,032	83,968
Income taxes payable	—	17,435
Accrued expenses and other liabilities	143,747	148,536
Due to third party payors	12,506	21,859
Current maturities of long-term debt and capital lease obligations	197,727	44,437
Liabilities of discontinued operations	496	2,201

Total current liabilities	597,646	472,665

Deferred income taxes	70,457	109,790
Long-term debt and capital lease obligations, less current maturities	3,566,355	1,296,403
Other long-term liabilities	308,210	149,882
Minority interests in consolidated entities	20,223	56,090

Total liabilities	4,562,891	2,084,830

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 277,184 and 275,025 shares issued at December 31, 2007 and 2006, respectively	2,772	2,750
Accumulated other comprehensive income (loss), net of income taxes	(57,860)	654
Additional paid-in capital	623,485	632,037
Retained earnings	71,706	2,329,756

	640,103	2,965,197
Treasury stock, 34,318 shares of common stock, at cost	(559,075)	(559,075)

Total stockholders’ equity	81,028	2,406,122

Total liabilities and stockholders’ equity	$4,643,919	$4,490,952

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, December 31, 2006 and September 30, 2005

and the Three Months Ended December 31, 2005

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Treasury
	Shares	Par Value	Income (Loss), net	Capital	Earnings	Stock	Totals
Balances at October 1, 2004	265,981	$2,660	$—	$445,270	$1,830,736	$(300,656)	$1,978,010

Comprehensive income:
Net income	—	—	—	—	353,077	—	353,077
Unrealized gains on available-for-sale securities, net	—	—	128	—	—	—	128

Total comprehensive income							353,205
Exercises of stock options and issuances of deferred stock	4,625	46	—	62,711	—	—	62,757
Stock-based compensation expense	—	—	—	2,416	—	—	2,416
Income tax benefits from exercises of stock options and issuances of deferred stock	—	—		14,747	—	—	14,747
Purchases of treasury stock, at cost	—	—	—	—	—	(78,256)	(78,256)
Dividends declared	—	—	—	—	(43,420)	—	(43,420)

Balances at September 30, 2005	270,606	2,706	128	525,144	2,140,393	(378,912)	2,289,459
Cumulative effect adjustment (see Note 14)	—	—	—	—	(11,050)	—	(11,050)

Balances at October 1, 2005	270,606	2,706	128	525,144	2,129,343	(378,912)	2,278,409

Comprehensive income:
Net income	—	—	—	—	75,541	—	75,541
Unrealized losses on available-for-sale securities, net	—	—	(216)	—	—	—	(216)

Total comprehensive income							75,325
Exercises of stock options and issuances of deferred stock	2,542	25	—	31,562	—	—	31,587
Stock-based compensation expense	—	—	—	5,193	—	—	5,193
Income tax benefits from exercises of stock options and issuances of deferred stock and other matters	—	—	—	17,062	—	—	17,062
Purchases of treasury stock, at cost	—	—	—	—	—	(143,401)	(143,401)

Balances at December 31, 2005	273,148	2,731	(88)	578,961	2,204,884	(522,313)	2,264,175

Comprehensive income:
Net income	—	—	—	—	182,749	—	182,749
Unrealized gains on available-for-sale securities, net	—	—	742	—	—	—	742

Total comprehensive income							183,491
Exercises of stock options and issuances of deferred stock	1,877	19	—	22,432	—	—	22,451
Stock-based compensation expense	—	—	—	18,330	—	—	18,330
Income tax benefits from exercises of stock options and issuances of deferred stock and other matters	—	—	—	1,796	—	—	1,796
Fair value change in convertible senior subordinated note conversion feature	—	—	—	10,518	—	—	10,518
Purchases of treasury stock, at cost	—	—	—	—	—	(36,762)	(36,762)
Dividends declared	—	—	—	—	(57,877)	—	(57,877)

Balances at December 31, 2006	275,025	2,750	654	632,037	2,329,756	(559,075)	2,406,122
Cumulative effect adjustment (see Note 1(m))	—	—	—	—	(4,732)	—	(4,732)

Balances at January 1, 2007	275,025	2,750	654	632,037	2,325,024	(559,075)	2,401,390

Comprehensive income:
Net income	—	—	—	—	119,879	—	119,879
Unrealized gains on available-for-sale securities, net	—	—	602	—	—	—	602
Change in fair value of interest rate swap contract, net	—	—	(59,116)	—	—	—	(59,116)

Total comprehensive income			.				61,365
Exercises of stock options and issuances of deferred stock and restricted stock	2,159	22	—	24,771	—	—	24,793
Stock-based compensation expense	—	—	—	18,402	—	—	18,402
Income tax benefits from exercises of stock options and issuances of deferred stock and restricted stock and other matters	—	—	—	79	—	—	79
Dividends declared	—	—	—	(51,804)	(2,373,197)	—	(2,425,001)

Balances at December 31, 2007	277,184	$2,772	$(57,860)	$623,485	$71,706	$(559,075)	$81,028

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,		Three Months Ended	Year Ended
	2007	2006	December 31, 2005	September 30, 2005
Cash flows from operating activities:
Net income	$119,879	$182,749	$75,541	$353,077
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	227,099	185,450	40,266	152,030
Provision for doubtful accounts	528,719	570,768	79,709	303,253
Stock-based compensation expense	18,402	18,330	5,193	2,416
Minority interests in earnings of consolidated entities	326	2,037	401	3,126
(Gains) losses on sales of assets and insurance recoveries, net	(2,514)	(16,568)	7	(34,289)
Long-lived asset impairment charge	—	2,000	—	—
Write-offs of deferred financing costs	761	4,628	—	—
Non-deferred financing costs	—	2,974	—	2,051
Deferred income tax (benefit) expense	64,893	(109,092)	(3,318)	38,020
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(548,115)	(489,407)	(105,392)	(328,888)
Supplies	(4,933)	(13,479)	(752)	(6,531)
Prepaid expenses	7,359	1,483	(575)	3,857
Prepaid and recoverable income taxes and income taxes payable	(63,883)	26,274	49,766	(7)
Deferred charges and other long-term assets	(13,878)	3,260	(7,949)	8,753
Accounts payable	14,083	26,029	(17,324)	28,731
Accrued expenses and other current liabilities	(42,903)	26,540	5,428	32,334
Other long-term liabilities	19,403	32,489	(3,931)	(609)
Equity compensation excess income tax benefit	(273)	(1,369)	(4,239)	—
Income from discontinued operations, net	(1,970)	(968)	(1,165)	(3,181)

Net cash provided by continuing operating activities	322,455	454,128	111,666	554,143

Cash flows from investing activities:
Acquisitions of hospitals, minority interests and other, net of cash acquired	(38,599)	(184,870)	(89,044)	(341,990)
Additions to property, plant and equipment	(270,598)	(336,049)	(73,781)	(269,797)
Proceeds from sales of assets and insurance recoveries	32,345	6,051	11,259	40,212
Proceeds from sales of discontinued operations	70,000	37,196	—	—
(Increases) decreases in restricted funds, net	(10,674)	(18,495)	19,883	(10,856)

Net cash used in continuing investing activities	(217,526)	(496,167)	(131,683)	(582,431)

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Years Ended December 31,		Three Months Ended	Year Ended
	2007	2006	December 31, 2005	September 30, 2005
Cash flows from financing activities:
Net proceeds from long-term borrowings	$2,707,608	$866,948	$195,000	$212,185
Principal payments on debt and capital lease obligations	(344,587)	(743,262)	(1,083)	(166,668)
Proceeds from exercises of stock options	24,793	22,451	31,587	62,757
Purchases of treasury stock	—	(36,762)	(159,833)	(61,824)
Payments of financing costs	(3,277)	(3,568)	—	(3,498)
Investments by minority shareholders	8,369	—	—	—
Cash distributions to minority shareholders	(3,025)	(1,776)	—	(667)
Equity compensation excess income tax benefit	273	1,369	4,239	—
Payments of cash dividends	(2,425,001)	(57,877)	(14,726)	(38,632)
Payments to collateralize a letter of credit	—	—	(8,250)	(16,000)

Net cash provided by (used in) continuing financing activities	(34,847)	47,523	46,934	(12,347)

Net increase (decrease) in cash and cash equivalents before discontinued operations	70,082	5,484	26,917	(40,635)
Net increase (decrease) in cash and cash equivalents from discontinued operations:
Operating activities	(11,312)	(4,070)	1,507	10,099
Investing activities	(1,416)	(4,202)	(785)	(3,756)
Financing activities	(181)	(307)	(89)	(79)

Net increase (decrease) in cash and cash equivalents	57,173	(3,095)	27,550	(34,371)
Cash and cash equivalents at beginning of the period	66,814	69,909	42,359	112,946

Cash and cash equivalents at the end of the period	$123,987	$66,814	$69,909	$78,575

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$219,689	$49,517	$1,716	$15,302

Income taxes, net of refunds received	$74,507	$199,049	$2,880	$155,510

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1.	Business and Summary of Significant Accounting Policies

Health Management Associates, Inc. and its subsidiaries (the “Company”) provide health care services to patients in owned and leased facilities located primarily in the southeastern and southwestern United States. As of December 31, 2007, the Company operated 59 hospitals in 15 states with a total of 8,458 licensed beds. At such date, eighteen and eleven of the Company’s hospitals were located in Florida and Mississippi, respectively. See Notes 2 and 12 for information regarding recent acquisitions and dispositions, including the closure of one of the Company’s hospitals in Mississippi subsequent to December 31, 2007.

Effective March 1, 2006, the Company’s Board of Directors approved a change in fiscal year end from September 30 to December 31. In connection with this change and regulations promulgated by the Securities and Exchange Commission, included herein are audited consolidated financial statements (i) as of and for the years ended December 31, 2007 and 2006 (the “2007 Calendar Year” and the “2006 Calendar Year,” respectively), (ii) for the three months ended December 31, 2005 (the “2005 Three Month Period”) and (iii) for the year ended September 30, 2005 (the “2005 Fiscal Year”).

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of the Company’s discontinued operations, which included the following entities that the Company sold or intends to sell: Southwest Regional Medical Center in Little Rock, Arkansas; Lee Regional Medical Center in Pennington Gap, Virginia; Mountain View Regional Medical Center in Norton, Virginia; Gulf Coast Medical Center in Biloxi, Mississippi; and certain health care entities affiliated with such general acute care hospitals. Discontinued operations also included psychiatric hospitals in Tequesta, Florida (SandyPines) and Orlando, Florida (University Behavioral Center) that were sold on September 1, 2006 along with certain dormant real property. See Note 12 for information regarding discontinued operations.

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

The Company considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. The Company’s cash equivalents primarily consist of investment grade financial instruments.

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

forty years and for equipment range from three to ten years. Leasehold improvements, capital lease assets and other assets of a similar nature are generally amortized on a straight-line basis over the shorter of the term of the respective lease or the useful life of the underlying asset. Depreciation expense was approximately $206.4 million, $179.7 million, $39.3 million and $144.1 million for the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year, respectively.

d.	Goodwill, deferred charges and long-lived assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, discontinued the amortization of goodwill (i.e., the excess of cost over acquired net assets) and intangible assets with indefinite useful lives. However, such assets must be tested for impairment annually or whenever circumstances indicate that a possible impairment might exist. When performing the impairment test, the Company initially compares the fair values of its reporting units’ net assets, including allocated corporate net assets, to the corresponding carrying amounts on the consolidated balance sheet. The fair values of the Company’s reporting units are determined using a market approach methodology based on net revenue multiples. If the fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, management determines the implied fair value of goodwill, compares such fair value to the reporting unit’s goodwill carrying amount and, if necessary, records a goodwill impairment charge. Reporting units are one level below the operating segment level (see Note 1(n)). However, after consideration of SFAS No. 142’s aggregation rules, management determined that the Company’s goodwill impairment testing should be performed at a divisional operating level. Goodwill is discretely allocated to the Company’s reporting units (i.e., each hospital’s goodwill is included as a component of the aggregate reporting unit goodwill being evaluated during the impairment analysis).

Deferred charges and other assets include deferred financing costs. Gross financing costs, which aggregated approximately $61.6 million and $15.7 million at December 31, 2007 and 2006, respectively, are being amortized over the life of the related debt. Accumulated amortization of deferred financing costs was approximately $9.0 million and $3.1 million at December 31, 2007 and 2006, respectively. Amortization expense related to deferred financing charges was approximately $6.8 million, $1.1 million, $0.3 million and $1.3 million during the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year, respectively. Based on the December 31, 2007 balances, future amortization expense is expected to approximate $7.8 million per annum during the five-year period ending December 31, 2012. Also, see Note 1(p) for information regarding other intangible assets.

When events, circumstances or operating results indicate that the carrying values of long-lived assets and/or identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired, management prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such long-lived assets are reduced to their estimated fair values, as determined by management through various discrete valuation analyses, and the Company records an impairment charge.

Long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair value less estimated costs to sell. The estimates of fair value are generally based on recent sales of similar assets, pending disposition transactions and market responses based upon discussions with, and offers received from, potential buyers.

There were no long-lived asset or goodwill impairment charges that were material to the Company’s consolidated financial position or income from continuing operations during the 2007 Calendar Year, the 2005 Three Month Period or the 2005 Fiscal Year; however, the Company recognized a $2.0 million long-lived asset impairment charge in continuing operations during the 2006 Calendar Year. Such impairment charge, which was included in other operating expenses, was predicated on a then pending sale of a hospital that the Company ultimately retained. During the 2006 Calendar Year, the Company also recorded a long-lived asset and goodwill impairment charge of $13.0 million in discontinued operations (see Note 12).

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

f.	Net revenue and cost of revenue

The Company records gross patient service charges on the accrual basis in the period that the services are rendered. Net revenue represents gross patient service charges less provisions for contractual adjustments. Approximately 53%, 55%, 57% and 58% of gross patient service charges for the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year, respectively, related to services rendered to patients covered by Medicare and various state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. Provisions for contractual adjustments are made to reduce the charges to these patients to estimated cash receipts based on the programs’ principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit and, accordingly, the Company periodically provides reserves for the adjustments that may ultimately result therefrom. Such adjustments were not material to the Company’s consolidated operations during the periods presented herein. Laws, rules and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, recorded estimates may change in the future and such changes in estimates, if any, will be recorded in the Company’s operating results in the period they are identified by management. Revenue and receivables from government programs are significant to the Company’s operations; however, management does not believe that there are significant credit risks associated with such programs. There are no other significant concentrations of revenue or accounts receivable with any individual payor that subject the Company to significant credit or other risks.

Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

Net revenue is presented net of provisions for contractual adjustments and uninsured patient discounts. The Company’s provisions for contractual adjustments were approximately $10,530 million, $10,256 million, $2,300 million and $8,743 million for the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year, respectively. In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts characterized as charity and indigent care are not recognized in net revenue. Prior to January 1, 2007, the Company’s policy and practice was to forego collection of a patient’s entire account balance upon determining that the patient qualified under a hospital’s local charity care and/or indigent policy. Commencing January 1, 2007, the Company implemented a uniform policy wherein patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and the Company’s collection agencies pursue payments on accounts receivable from patients that do not meet such criteria. Management monitors the levels of charity and indigent care provided by the Company’s hospitals and the procedures employed to identify and account for those patients.

As a result of the Company’s settlement of a class action lawsuit that involved billings to uninsured patients, it began discounting gross charges to uninsured patients for non-elective procedures by 60% in February 2007 (no such discounts were previously provided). In connection with this change, the Company recorded approximately $576.7 million of uninsured self-pay patient revenue discounts during the 2007 Calendar Year. In addition to such uninsured patient discounts, foregone charges for charity and indigent care patient services (based on established rates) aggregated approximately $82.1 million, $606.3 million, $150.9 million and $549.2 million during the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year, respectively.

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

g.	Accounts receivable and allowances for doubtful accounts

The Company grants credit without requiring collateral from its patients, most of whom live near the Company’s hospitals and are insured under third party payor agreements. In most circumstances, the Company does not charge interest on past due accounts receivable (such delinquent accounts are identified by reference to contractual or other payment terms). The credit risk for non-governmental program accounts receivable is limited due to the large number of insurance companies and other payors that provide payment and reimbursement for patient services. Accounts receivable are reported net of estimated allowances for doubtful accounts.

Collection of accounts receivable from third party payors and patients is the Company’s primary source of cash and is critical to its successful operating performance. Accordingly, management closely monitors the Company’s cash collection trends and the aging of accounts receivable. Collection risks principally relate to uninsured patient accounts and patient accounts for which the primary insurance payor has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. Provisions for doubtful accounts are primarily estimated based on cash collection analyses by payor classification and the age of the patient’s account. When considering the adequacy of allowances for doubtful accounts, accounts receivable balances are routinely reviewed in conjunction with historical collection rates, health care industry trends/indicators and other business and economic conditions that might reasonably be expected to affect the collectibility of patient accounts. Accounts receivable are written off after collection efforts have been pursued in accordance with the Company’s policies and procedures. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are netted against the provision for doubtful accounts. Changes in payor mix, general economic conditions or trends in federal and state governmental health care coverage could adversely affect the Company’s accounts receivable collections, cash flows and results of operations.

Due to, among other things, changes in payor mix, economic factors and other trends, the Company changed its allowance for doubtful accounts estimates as noted below.

2005 Fiscal Year. Effective June 30, 2005, the Company modified its allowance for doubtful accounts reserve policy for self-pay accounts in order to reserve 100% of those accounts that had aged 120 days or more from date of discharge (prior thereto such accounts were reserved at 150 days). This policy modification reflected reduced cash collections from self-pay patients and increases in uninsured and underinsured patient service volume. As a result of this policy modification, the Company increased its provision for doubtful accounts by approximately $37.5 million during the 2005 Fiscal Year. This change in accounting estimate reduced net income and diluted earnings per share by approximately $23.3 million and $0.09, respectively, during such period.

2006 Calendar Year. As a result of (i) updated cash collection analyses, (ii) additional deterioration in the Company’s self-pay accounts receivable balances and (iii) continuing self-pay growth trends being experienced by both the Company and the hospital industry as a whole, management concluded that is was necessary to, among other things, reserve a greater portion of self-pay accounts at the date of service. Accordingly, the Company modified its reserve policy for self-pay patients during the 2006 Calendar Year to reserve those accounts at 75% when the services are rendered and, consistent with the Company’s other commercial and governmental payors, 100% when an account ages 300 days from the date of discharge. As a result of this policy modification, the Company increased its provisions for doubtful accounts from continuing operations and discontinued operations by approximately $200.5 million and $4.9 million, respectively, during the 2006 Calendar Year. This change in accounting estimate reduced net income and diluted earnings per share by approximately $125.9 million and $0.52, respectively, during such period.

2007 Calendar Year. Concurrent with the new uninsured patient revenue discounting policy that is described in Note 1(f), the Company’s allowance for doubtful accounts reserve policy for self-pay patients was modified during the 2007 Calendar Year. After implementing the new revenue discounting policy in February 2007,

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

discounted self-pay accounts receivable were initially reserved at 60%. However, as a result of (i) a subsequent cash collection analysis that evaluated the adequacy of the February 2007 self-pay reserve policy modification and (ii) continued deterioration in the Company’s self-pay accounts receivable balances, management concluded that it was necessary to reserve a greater portion of self-pay accounts receivable. Accordingly, effective June 30, 2007, the Company revised its policy for self-pay patients to increase its reserves for those accounts that are aged less than 300 days from the date that the services were rendered. As a result of this change in estimate, the Company increased its provisions for doubtful accounts from continuing operations and discontinued operations by approximately $39.0 million and $1.0 million, respectively, during the 2007 Calendar Year, thereby reducing net income and diluted earnings per share by approximately $24.5 million and $0.10, respectively, during such period. Management believes that this change in self-pay patient allowances for doubtful accounts appropriately addresses the Company’s risk of collection pertaining to the related accounts receivable balances. Over the past several years, similar adverse trends have not been experienced by the Company with respect to its other payors such as Medicare, Medicaid and managed care health plans.

During the 2007 Calendar Year, the Company sold a portfolio of outstanding accounts receivable to an independent third party on a non-recourse basis. This recovery of accounts receivable that were previously written off reduced the Company’s provision for doubtful accounts during such period by approximately $16.0 million. The Company collected approximately $6.3 million of the sales proceeds during the 2007 Calendar Year and the residual balance is expected to be collected during 2008.

h.	Professional liability claims

Reserves for self-insured professional liability claims and related expenses are determined using actuarially-based techniques and methodologies. The underlying data used to establish such reserves is based on asserted and unasserted claim information that has been accumulated by the Company’s incident reporting system, historical loss payment patterns and industry trends. Such long-term liabilities have been discounted to their estimated present value. Management selects a discount rate by estimating a risk-free interest rate that correlates to the period when the claims are projected to be paid. The discounted reserves are periodically reviewed and adjustments thereto are recorded as more information about claim trends becomes known to management. Adjustments to the reserves are recognized in the Company’s operating results in the period that the change in estimate is identified. See Note 10 for further discussion of the Company’s professional liability risks and related matters.

i.	Self-insured workers’ compensation and health and welfare programs

The Company provides income continuance and certain reimbursable health care costs (collectively, “workers’ compensation”) to its disabled employees and provides health and welfare benefits to its employees, their spouses and certain beneficiaries. While such employee benefit programs are primarily self-insured, stop-loss insurance policies are maintained in amounts deemed appropriate by management. Nevertheless, there can be no assurances that the amount of stop-loss insurance coverage will be adequate for the Company’s workers’ compensation and health and welfare programs. The Company records estimated liabilities for both reported and incurred but not reported workers’ compensation and health and welfare claims based on historical loss experience and other information provided by the Company’s third party administrators. The long-term liabilities for workers’ compensation are determined using actuarially-based techniques and methodologies and are discounted to their estimated present values. Management selects a discount rate that represents an estimated risk-free interest rate correlating to the period when such benefits are projected to be paid. Management believes that the estimated liabilities for these self-insured programs are adequate and reasonable but there can be no assurances that the ultimate liability will not exceed management’s estimates. If the costs of these programs exceed management’s estimates, the liabilities could be materially adversely affected.

j.	Restricted funds

Restricted funds are primarily interest-bearing cash deposits, mutual fund investments and short-term commercial paper held by the Company’s wholly owned captive insurance subsidiary, which is domiciled in the

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

Cayman Islands. These funds are used to buy reinsurance/excess insurance policies and pay losses and loss expenses of such subsidiary. Mutual fund investments have been designated by management as available-for-sale securities, as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The estimated fair values of such securities are based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income, net of income taxes. Periodically, management performs an evaluative assessment of individual securities in order to determine whether declines in fair value are other than temporary. Management considers various quantitative, qualitative and judgmental factors when performing its evaluation, including, but not limited to, the nature of the security being analyzed and the length of time and extent to which a security’s fair value is below its historical cost. During the periods presented herein, there were no other than temporary declines in available-for-sale securities. The historical cost basis of securities that are sold is calculated by utilizing the weighted average cost method. The current and long-term classification of restricted funds is based on the projected timing of professional liability claim payments by the Company’s captive insurance subsidiary. See Notes 9 and 10.

k.	Fair value of financial instruments

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, net accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their estimated fair values due to the short-term nature of these instruments. The estimated fair values of long-term debt and available-for-sale securities, which are disclosed at Note 3 and Note 9, respectively, were determined by reference to quoted market prices.

l.	Minority interests in consolidated entities

The consolidated financial statements include all assets, liabilities, revenue and expenses of certain entities that are controlled by the Company but not wholly owned. Accordingly, the Company has recorded minority interests in the earnings/losses and equity of such entities to reflect the ownership interests of the minority shareholders. See Note 1(t) for information regarding a recent accounting pronouncement that will prospectively impact minority interests.

m.	Income taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to apply to taxable income in the periods in which the underlying deferred tax asset or liability is expected to be realized or settled. Management must make estimates when recording the Company’s provision for income taxes, including conclusions regarding deferred tax assets and deferred tax liabilities, as well as valuation allowances that might be required to offset deferred tax assets. Management estimates valuation allowances to reduce deferred tax assets to the amount it believes is more likely than not to be realized in future periods. When establishing valuation allowances, management considers all relevant information, including ongoing tax planning strategies. Management adjusts valuation allowance estimates and records the impact of such changes within the Company’s income tax provision in the period that management determines that the probability of deferred tax asset realization has changed.

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

The Company adopted FIN 48 with an effective date of January 1, 2007. Retrospective application of FIN 48 was prohibited. In accordance with the transitional provisions of FIN 48, the Company recorded a cumulative effect adjustment to reduce retained earnings by approximately $4.7 million on January 1, 2007. See Note 5 for information regarding income taxes.

n.	Segment reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires that a company with publicly traded debt or equity securities report annual and interim financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and such information is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and assess performance. SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses have similar economic characteristics and are otherwise considered similar. The Company’s operating segments, which provide health care services to patients in owned and leased facilities, have similar services and types of patients, operate in a consistent manner and have similar economic and regulatory characteristics. Accordingly, during the periods presented herein such operating segments have been aggregated into a single reportable segment.

o.	Discontinued operations

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that a component of an entity be reported as discontinued operations if, among other things, such component (i) has been disposed of or is classified as held for sale, (ii) has operations and cash flows that can be clearly distinguished from the rest of the reporting entity and (iii) will be eliminated from the ongoing operations of the reporting entity. In the period that a component of the Company meets the SFAS No. 144 criteria, the results of operations for current and prior periods are reclassified to a single caption entitled discontinued operations and the assets and liabilities of the related disposal group are segregated on the balance sheet. See Note 12 for information regarding discontinued operations.

p.	Physician and physician group guarantees

The Company is committed to providing certain financial assistance pursuant to recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that its hospitals serve. At December 31, 2007, the Company was committed to non-cancelable guarantees of approximately $35.7 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s or physician group’s private practice during the contractual measurement periods, which generally do not exceed one year. Amounts advanced under these agreements are considered to be loans. Provided that the physician or physician group continues to practice in the community served by the Company’s hospital, the loan is generally forgiven on a pro rata basis over a period of 12 to 24 months. Management believes that the recorded liability for physician and physician group guarantees of approximately $12.4 million at December 31, 2007 is adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed management’s estimates. Estimated guarantee liabilities and the related intangible assets are predicated on historical payment patterns, industry trends and the individual hospital’s regional economic conditions, as well as an evaluation of the facts and circumstances germane to the specific contract under review. If the costs of these arrangements exceed management’s estimates, the liabilities could materially increase.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

Deferred charges and other assets include estimated physician and physician group guarantee costs, which aggregated approximately $38.0 million and $11.8 million at December 31, 2007 and 2006, respectively. Such amounts are being amortized over the required service period of the underlying contractual arrangements. The corresponding accumulated amortization was approximately $12.7 million and $1.8 million at December 31, 2007 and 2006, respectively. Amortization expense related to estimated physician and physician group guarantee costs was approximately $10.9 million and $1.8 million during the 2007 Calendar Year and the 2006 Calendar Year, respectively. There were no such amounts during the 2005 Three Month Period or the 2005 Fiscal Year. Based on the December 31, 2007 balances, future amortization expense is expected to be approximately $12.0 million, $9.6 million and $3.7 million during the years ending December 31, 2008, 2009 and 2010, respectively.

q.	Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting comprehensive income and its components. SFAS No. 130 defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. A rollforward of the Company’s accumulated other comprehensive income (loss) is presented below (in thousands).

	Unrealized Gains (Losses) on Available-for-Sale Securities	Interest Rate Swap Contract	Totals
Balances at October 1, 2004	$—	$—	$—
Unrealized gains on available-for-sale securities, net of income taxes of $69	128	—	128

Balances at September 30, 2005, net of income taxes of $69	128	—	128
Unrealized losses on available-for-sale securities, net of income taxes of $242	(449)	—	(449)
Losses reclassified into earnings from other comprehensive income, net of income taxes of $126	233	—	233

Balances at December 31, 2005, net of income taxes of $47	(88)	—	(88)
Unrealized gains on available-for-sale securities, net of income taxes of $456	846	—	846
Gains reclassified into earnings from other comprehensive income, net of income taxes of $56	(104)	—	(104)

Balances at December 31, 2006, net of income taxes of $353	654	—	654
Unrealized gains on available-for-sale securities, net of income taxes of $128	237	—	237
Change in fair value of interest rate swap contract, net of income taxes of $39,586 (see Note 3(a))	—	(59,116)	(59,116)
Losses reclassified into earnings from other comprehensive income, net of income taxes of $197	365	—	365

Balances at December 31, 2007, net of income taxes of $38,908	$1,256	$(59,116)	$(57,860)

r.	Legal and other loss contingencies

Management regularly reviews the status of the Company’s legal matters and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability. Significant judgment is required when determining probability and whether an exposure is reasonably estimable. Predicting the final outcome of claims and lawsuits and estimating financial exposure involves substantial uncertainties and, therefore, actual costs may vary materially from management’s estimates. Changes in estimates of the financial exposure for legal matters and other loss contingencies could have a material impact on the Company’s consolidated financial position, results of operations and liquidity. See Note 13 for information regarding the Company’s material legal matters and loss contingencies.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

s.	Stock-based compensation

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which superseded SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123(R) also amended SFAS No. 95, Statement of Cash Flows. Generally, SFAS No. 123(R) is similar to SFAS No. 123; however, SFAS No. 123(R) requires that the fair value of all share-based payments to employees, including awards of employee stock options, be measured on their grant date and either recognized as expense in the income statement over the requisite service period or, if appropriate, capitalized and amortized. Pro forma disclosure of the effects of stock-based compensation, as previously provided under SFAS No. 123, is no longer permitted. Additionally, SFAS No. 123(R) requires that the benefits of income tax deductions in excess of recognized compensation cost be reported as a financing cash flow item rather than as an operating cash flow item.

The Company adopted SFAS No. 123(R) on October 1, 2005 and elected the modified prospective methodology thereunder. As prescribed by this transitional methodology, prior periods have not been restated. Moreover, pursuant to the requirements of the modified prospective methodology, compensation expense is recognized for (i) all stock-based awards granted or modified after September 30, 2005 and (ii) the portion of previously granted outstanding awards for which the requisite service had not been rendered as of the SFAS No. 123(R) adoption date. Prior to October 1, 2005, the Company utilized the intrinsic value method, as prescribed by APB Opinion No. 25, to account for stock-based compensation arrangements. Because all employee and director stock options were granted with an exercise price equal to the market price of the underlying stock on the date of grant, no stock option compensation expense was previously recognized under APB Opinion No. 25. The table below presents the differences between the Company’s SFAS No. 123(R) accounting for stock-based compensation and the corresponding results if the Company had continued to account for stock-based compensation under APB Opinion No. 25 (in thousands, except per share data).

	Years Ended December 31,		Three Months Ended
	2007	2006	December 31, 2005
Increase (decrease) attributable to SFAS No. 123(R):
Income from continuing operations before income taxes	$(6,253)	$(10,391)	$(3,294)
Net income and income from continuing operations	(3,939)	(6,390)	(1,996)
Basic and diluted earnings per share	$(0.02)	$(0.03)	$(0.01)

Had the Company adopted SFAS No. 123(R) during the 2005 Fiscal Year, net income of approximately $353.1 million would have been reduced by $11.4 million to $341.7 million. Such pro forma reduction in net income would correlate to the pro forma earnings per share amounts presented in the table below. For purposes of these pro forma disclosures, the estimated fair values of stock options were determined using a Black-Scholes option valuation model and were amortized to expense on a straight-line basis over the underlying option’s vesting period. The 2005 Fiscal Year pro forma information is not recorded in the Company’s consolidated financial statements.

Pro forma net income per share:
Basic—as reported	$1.44
Basic—pro forma	1.39
Diluted—as reported	1.42
Diluted—pro forma	1.37

See Note 8 for further discussion of stock-based compensation.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

t.	Recent accounting pronouncements

Fair Value Measurements. During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. The modifications to current practice resulting from the application of this new accounting pronouncement primarily relate to the definition of fair value and the methods used to measure fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within the year of adoption; however, the FASB recently deferred SFAS No. 157 for one year insofar as it relates to certain non-financial assets and liabilities. Management does not believe that the adoption of this new accounting standard will materially impact the Company’s financial position or results of operations.

Business Combinations And Noncontrolling Interests. During December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. These accounting pronouncements are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, as well as interim periods within the year of adoption. Earlier adoption of these new accounting pronouncements is prohibited.

Among other things, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize (i) all (and only) assets acquired, liabilities assumed and noncontrolling interests of acquired businesses; (ii) contingent consideration arrangements at their acquisition date fair values (subsequent changes in fair value are generally reflected in earnings); (iii) acquisition-related transaction costs as expense when incurred; and (iv) non-contractual contingencies at fair value on the acquisition date if they meet the “more than likely” threshold. Additionally, SFAS No. 141(R) establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed. Disclosure of the information necessary to evaluate and understand the nature and financial effects of a business combination must also be provided.

Among other things, SFAS No. 160 requires entities to report (i) noncontrolling (minority) interests as equity in their consolidated financial statements; (ii) earnings attributable to noncontrolling interests as part of consolidated earnings and not as a separate component of income or expense; and (iii) attribution of losses to the noncontrolling interest, even when those losses exceed the noncontrolling interest in the equity of the subsidiary. SFAS No. 160 also provides guidance for step transactions that differs significantly from current accounting practice.

The Company is required to adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. Due to the recent issuance of such accounting guidance and the complex analyses required thereunder, management has not yet determined the impact thereof on the Company’s consolidated financial statements.

Convertible Debt Instruments. On August 31, 2007, the FASB exposed for comment Proposed FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “Exposure Draft”), which would, among other things, require the issuer of a convertible debt instrument to separately account for the liability and equity components thereof and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. If adopted, the Exposure Draft would require retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on periods prior to those presented being recognized as of the beginning of the first period presented. The Exposure Draft’s proposed effective date would be the first reporting period beginning after December 15, 2007, including interim periods within the year of adoption; however, due to the FASB’s redeliberations of the Exposure Draft, management believes that it is unlikely that the proposed effective date will be retained. Due to the complex analyses required, management has not yet determined the impact that the proposed accounting guidance set forth in the Exposure Draft would have on the Company’s consolidated financial statements if it were to be adopted in its current form.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Acquisitions, Dispositions, Joint Ventures and Other Activity

2005 Fiscal Year Acquisitions. Effective October 1, 2004, the Company acquired, via a long-term lease, Chester County Hospital, an 82-bed general acute care hospital in Chester, South Carolina. The cash paid for this acquisition was approximately $20.5 million for the lease of property, plant and equipment and the acquisition of non-current assets and $5.4 million for working capital. Effective February 1, 2005, the Company acquired three general acute care hospitals with a total of 657 licensed beds. The three hospitals acquired were: Venice Hospital, a 312-bed hospital in Venice, Florida; St. Joseph’s Hospital, a 212-bed hospital in Port Charlotte, Florida; and St. Mary’s Hospital, a 133-bed hospital in Norton, Virginia. The aggregate cash paid for this acquisition was approximately $251.4 million for property, plant and equipment and other non-current assets and $36.6 million for working capital. Effective April 1, 2005, the Company acquired Bartow Memorial Hospital, a 56-bed general acute care hospital in Bartow, Florida. The cash paid for this acquisition was approximately $31.9 million for property, plant and equipment and other non-current assets and $1.6 million for working capital. See Note 12 for information regarding the sale of Mountain View Regional Medical Center, the Company’s former Norton, Virginia general acute care hospital, on July 31, 2007.

2006 Calendar Year Acquisitions. Effective January 1, 2006, the Company acquired Barrow Community Hospital, a 56-bed general acute care hospital in Winder, Georgia. The cash paid for this acquisition during December 2005 was approximately $33.2 million for property, plant and equipment and other non-current assets and $2.4 million for working capital. Effective February 1, 2006, the Company acquired an 80% ownership interest in Orlando Regional St. Cloud Hospital, an 84-bed general acute care hospital in St. Cloud, Florida. Orlando Regional Healthcare System, Inc., a not-for-profit organization, retained a 20% ownership interest in the hospital. The purchase price for the 80% controlling interest in Orlando Regional St. Cloud Hospital was approximately $38.3 million. Additionally, effective May 1, 2006 the Company acquired Cleveland Clinic-Naples Hospital, an 83-bed general acute care hospital in Naples, Florida, and a vacant land parcel near such hospital. The cash paid for this acquisition was approximately $126.7 million for property, plant and equipment and other non-current assets and $1.9 million for supply inventories. Effective June 1, 2006, the Company acquired Gulf Coast Medical Center, a 189-bed general acute care hospital in Biloxi, Mississippi. The cash paid for this acquisition was approximately $14.4 million for property, plant and equipment, other non-current assets and working capital. See Note 12 for information regarding the closure of Gulf Coast Medical Center on January 1, 2008.

2007 Calendar Year Acquisition, Joint Venture and Other Activity. During the 2007 Calendar Year, the Company established joint ventures in regard to the hospitals identified in the table below. As a result, the joint ventures now own and operate those hospitals. Local physicians own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. The Company continues to own a majority of the equity interests in each of the joint ventures and maintain management control of each hospital’s day-to-day operations.

Hospital	Location of Hospital	Inception Date of Joint Venture
Riverview Regional Medical Center	Gadsden, Alabama	January 23, 2007

Williamson Memorial Hospital	Williamson, West Virginia	December 1, 2007

On February 5, 2007, the Company opened its de novo 100-bed general acute care hospital, Physicians Regional Medical Center - Collier Boulevard in Naples, Florida.

On April 16, 2007, the Company paid $32.0 million to a minority shareholder in order to acquire the 20% equity interests that it did not already own in each of the 176-bed Dallas Regional Medical Center at Galloway (formerly Medical Center of Mesquite) and the 172-bed Woman’s Center at Dallas Regional Medical Center (formerly Mesquite Community Hospital). Both such hospitals are located in Mesquite, Texas and are now wholly owned by the Company. In connection with these two acquisitions, which resulted from the minority shareholder exercising its contractual right to require the Company to purchase its equity interests, the carrying value of the Company’s property, plant and equipment was reduced by approximately $10.7 million.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Acquisitions, Dispositions, Joint Ventures and Other Activity (continued)

General. The acquisitions described above were in furtherance of that portion of the Company’s business strategy that calls for the acquisition of hospitals in rural and non-urban areas of 30,000 to 400,000 people, located primarily in the southeastern and southwestern United States. Such transactions were accounted for using the purchase method of accounting. The purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. As a result of the acquisitions described above, the Company recorded goodwill (most of which is expected to be tax deductible) because the final negotiated purchase prices exceeded the fair value of the net tangible and intangible assets acquired. Acquisitions are generally financed using a combination of available cash on hand and borrowings under the Company’s revolving credit agreement.

The table below summarizes the allocations of acquisition purchase prices, including assumed liabilities, direct transaction costs and working capital settlement payments, for the abovementioned acquisitions (in thousands).

	Years Ended December 31,		Three Months Ended	Year Ended
	2007	2006	December 31, 2005	September 30, 2005
Assets acquired, excluding cash:
Current and other assets	$2,216	$5,821	$11,506	$29,935
Property, plant and equipment	4,383	181,193	28,461	213,590
Goodwill	—	52,591	18,456	103,875
Minority interests in Mesquite, Texas hospitals	32,000	—	—	—

Total assets acquired	38,599	239,605	58,423	347,400
Liabilities assumed	—	(10,443)	(4,071)	(5,410)
Minority interest in acquired net assets	—	(9,600)	—	—

Net assets acquired	$38,599	$219,562	$54,352	$341,990

The operating results of acquired entities have been included in the Company’s consolidated financial statements from the date of each respective acquisition. If an acquired entity was subsequently sold or closed, its operations are included in discontinued operations (see Note 12 for information regarding discontinued operations).

The changes in the carrying amount of goodwill were as follows (in thousands):

	Years Ended December 31,
	2007	2006
Balances at beginning of the year	$913,908	$855,969
Current period acquisition activity	—	47,496
Adjustments for prior period acquisitions, including working capital settlement payments and income tax matters	(3,764)	10,443

Balances at end of the year	$910,144	$913,908

Dispositions. See Note 12 for discussion of certain completed and pending dispositions that were treated as discontinued operations in the Company’s consolidated financial statements.

During the 2005 Fiscal Year, the Company recognized approximately $14.9 million of gains on sales of (i) a medical office building and land in Jackson, Mississippi and (ii) two home health agencies. Historically, these disposed assets contributed nominally to the Company’s operating results.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Long-Term Debt

The Company’s long-term debt, consisted of the following (in thousands):

	December 31,
	2007	2006
Revolving credit agreements (a)	$—	$275,000
New Term Loan (a)	2,729,375	—
2023 Notes, net of discounts of approximately $9,644 and $10,260 at December 31, 2007 and 2006, respectively (b)	565,089	564,473
Senior Notes, net of discounts of approximately $3,060 and $3,429 at December 31, 2007 and 2006, respectively (c)	396,940	396,571
2022 Notes and New 2022 Notes, net of discounts of approximately $1,590 at December 31, 2006 (b)	—	11,296
Installment notes and other unsecured long-term debt at interest rates ranging from 4.2% to 8.0%, payable through 2025	11,628	23,142
Mortgage note payable (d)	—	8,594
Capital lease obligations (see Note 4)	61,050	61,764

	3,764,082	1,340,840
Less current maturities	(197,727)	(44,437)

Long-term debt and capital lease obligations, less current maturities	$3,566,355	$1,296,403

a.	Revolving Credit Agreements and Related Activities

New Senior Secured Credit Facilities and the Recapitalization. On March 1, 2007, the Company completed a recapitalization of its balance sheet (the “Recapitalization”), which included the following principal features:

(i)	payment of a special cash dividend of $10.00 per share of the Company’s common stock, resulting in a total distribution of approximately $2.43 billion;

(ii)	$3.25 billion in new variable rate senior secured credit facilities (the “New Credit Facilities”) that closed on February 16, 2007. The New Credit Facilities were initially used to fund the special cash dividend and repay all amounts then outstanding (i.e., $275.0 million) under the Predecessor Credit Agreement, as defined below; and

(iii)	an indefinite suspension of future dividends and the cessation of common stock repurchases under the Company’s $250 million common stock repurchase program (unless management determines that the Company’s common stock is significantly undervalued in the marketplace).

The New Credit Facilities consist of a seven-year $2.75 billion term loan (the “New Term Loan”) and a $500.0 million six-year revolving credit facility (the “New Revolving Credit Agreement”). The New Credit Facilities are (i) secured by a significant portion of the Company’s real property, as well as certain other assets, including the Company’s common stock and ownership interests in substantially all of its subsidiaries, and (ii) guaranteed as to payment by the Company’s subsidiaries (other than certain exempted subsidiaries). In effect, almost all of the Company’s assets directly or indirectly collateralize the New Credit Facilities and the 6.125% Senior Notes due 2016, which rank on a pari passu basis with the New Credit Facilities.

The New Term Loan requires (i) quarterly principal payments to amortize 1% of the loan’s original face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. The Company is also required to repay principal under the New Term Loan in an amount that can be as much as 50% of its annual excess cash flow, as such term is defined in the loan agreement. The 2007 Calendar Year excess cash flow that will be repaid by the Company in 2008 is approximately $47.7 million. During the New Revolving Credit Agreement’s six-year term, the Company is obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the New Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the New Credit Facilities may be repaid at the Company’s option at any time, in whole or in part, without penalty.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Long-Term Debt (continued)

The Company can elect whether interest on the New Credit Facilities, which is generally payable quarterly in arrears, utilizes LIBOR or prime as its base rate. The effective interest rate includes a spread above the Company’s selected base rate and is subject to modification in certain circumstances. Additionally, the Company may elect differing base interest rates for the New Term Loan and the New Revolving Credit Agreement. Pursuant to the requirements of the agreements underlying the New Credit Facilities, the Company entered into a receive variable/pay fixed interest rates swap contract that has a term concurrent with the New Term Loan. The interest rate swap contract provides for the Company to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the New Term Loan. At December 31, 2007, approximately $72.0 million of the New Term Loan was not covered by the interest rate swap contract and, accordingly, such amount is subject to the New Credit Facilities’ variable interest rate provisions (i.e., effective interest rates of approximately 6.6% and 5.8% on December 31, 2007 and February 22, 2008, respectively). Management determined that the interest rate swap contract was a perfectly effective hedge instrument during the 2007 Calendar Year and, therefore, its decline in fair value of approximately $98.7 million during such period was recognized as a component of other comprehensive income (loss) in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The effective interest rates on the variable rate New Revolving Credit Agreement, which is not covered by the aforementioned interest rate swap contract, were approximately 6.4% and 4.9% on December 31, 2007 and February 22, 2008, respectively. Although there were no amounts outstanding under the New Revolving Credit Agreement on February 22, 2008, standby letters of credit in favor of third parties of approximately $41.5 million reduced the amount available for borrowing thereunder to $458.5 million on such date.

The agreements underlying the New Credit Facilities contain covenants that, without prior consent of the lenders, limit certain of the Company’s activities, including those relating to mergers; consolidations; the ability to secure additional indebtedness; sales, transfers and other dispositions of property and assets; capital expenditures; providing new guarantees; investing in joint ventures; and granting additional security interests. The New Credit Facilities also contain customary events of default and related cure provisions. Additionally, the Company is required to comply with certain financial covenants on a quarterly basis and its ability to pay cash dividends is subject to certain restrictions.

Pursuant to the terms and conditions of the New Credit Facilities, the manner in which the Company can redeem some or all of its 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”), which are discussed below, is limited. Should the Company use future proceeds from the New Credit Facilities for such a redemption, it must meet certain financial ratios and, in some circumstances, it must maintain a specified minimum availability under the New Revolving Credit Agreement. If the Company elects to borrow funds other than under the New Credit Facilities or issue equity securities in order to fund a redemption of some or all of the 2023 Notes, it will be subject to separate requirements, including, among other things, a requirement that it maintain compliance with certain financial ratios. Furthermore, as set forth under the New Credit Facilities, such additional borrowed funds must be in the form of either permitted subordinated indebtedness or permitted senior unsecured indebtedness.

In connection with the closing of the New Credit Facilities, the Company incurred approximately $47.7 million of financing costs that have been capitalized on its balance sheet. Such costs are being amortized to interest expense using the effective interest method.

Predecessor Revolving Credit Agreement. On May 14, 2004, the Company entered into a revolving credit agreement with a syndicate of banks (the “Predecessor Credit Agreement”). As part of the Recapitalization, the Predecessor Credit Agreement was terminated on February 28, 2007 and the then outstanding balance was satisfied with proceeds from the New Term Loan. The Predecessor Credit Agreement, as amended, allowed the Company to borrow, on an unsecured basis, up to $750.0 million (including standby letters of credit). The Company could elect whether interest was based on the prime rate or the LIBOR rate. The effective interest rate on borrowings under the Predecessor Credit Agreement included a spread above the Company’s selected base rate. The Predecessor Credit Agreement also required the Company to pay certain commitment fees based on the amounts available for borrowing.

During the 2007 Calendar Year, the Company wrote off approximately $0.7 million of deferred financing costs in connection with the termination of the Predecessor Credit Agreement.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Long-Term Debt (continued)

Other Revolving Credit Facilities. On August 26, 2005, the Company executed a $20.0 million unsecured Demand Promissory Note in favor of a bank. Pursuant to the terms and conditions of the Demand Promissory Note, the Company may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest outstanding under the Demand Promissory Note will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. The Demand Promissory Note’s effective interest rate on December 31, 2007 was approximately 5.4%. At both December 31, 2007 and 2006, there were no amounts outstanding under the Demand Promissory Note.

b.	Subordinated Convertible Notes

2022 Notes and New 2022 Notes. On January 28, 2002, the Company sold $330.0 million in face value Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”) for gross proceeds of approximately $277.0 million. On December 29, 2004, the Company completed an exchange offer with respect to the 2022 Notes whereby holders of approximately 99.95% of the aggregate outstanding principal amount exchanged their 2022 Notes for Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”). As discussed below, all of the 2022 Notes and the New 2022 Notes were redeemed prior to December 31, 2007. Amortization of the original issue discount on such notes prior to their redemption represented a yield to maturity of 0.875% per annum. The 2022 Notes and the New 2022 Notes were general unsecured obligations that were subordinated in right of payment to the Company’s other indebtedness, except for the 2023 Notes, which ranked equal with the 2022 Notes and the New 2022 Notes.

On January 26, 2007 and January 28, 2005, the holders of approximately $150,000 and $22,000, respectively, in principal face value 2022 Notes exercised their contractual right to require the Company to repurchase their notes. As a result, the Company was obligated to repurchase such 2022 Notes at their accreted values of approximately $132,000 and $19,000, respectively. In June 2007, the Company exercised its contractual right to repurchase all of the then outstanding 2022 Notes at their accreted value of approximately $9,700.

On January 26, 2007 and January 30, 2006, the holders of approximately $12.5 million and $317.3 million, respectively, in principal face value New 2022 Notes exercised their contractual right to require the Company to repurchase their notes. As a result, the Company was obligated to repurchase such New 2022 Notes at their accreted values of approximately $11.0 million and $275.9 million, respectively. In June 2007, the Company exercised its contractual right to repurchase all of the then outstanding New 2022 Notes at their accreted value of approximately $16,700.

As a result of the aforementioned repurchases of the 2022 Notes and the New 2022 Notes, the Company wrote off approximately $0.1 million and $4.6 million of deferred financing costs during the 2007 Calendar Year and the 2006 Calendar Year, respectively.

2023 Notes. On July 29, 2003 and August 8, 2003, the Company sold an aggregate of $575.0 million in face value 2023 Notes that mature on August 1, 2023, unless they are converted or redeemed earlier. The 2023 Notes were sold at their principal face amount, plus accrued interest, which resulted in net proceeds to the Company of approximately $563.5 million. The 2023 Notes are general unsecured obligations and are subordinated in right of payment to the Company’s existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2023 Notes. Upon the occurrence of certain events, the 2023 Notes become convertible into cash and, in limited situations, shares of the Company’s common stock at a predetermined conversion rate, which is subject to mandatory adjustment in some circumstances. As a result of the Recapitalization, (i) the conversion rate was adjusted to 71.8108 shares of common stock for each $1,000 principal amount of 2023 Notes converted and (ii) the 2023 Notes become convertible when the Company’s common stock trades at a level of $18.103 per share for at least twenty of the thirty trading days prior to the conversion or as a result of a triggering event identified in the underlying indenture. Following the announcement of the Recapitalization, the Company’s credit ratings were downgraded, which constituted a triggering event under the 2023 Notes and caused such notes to become immediately convertible at the discretion of the noteholders. Subsequent to December 31, 2007, no holders of the 2023 Notes have indicated to the Company an intent to convert their notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Long-Term Debt (continued)

Holders of the 2023 Notes may require the Company to repurchase all or a portion of their notes on August 1, 2008, August 1, 2013 or August 1, 2018 for a cash purchase price per note equal to 100% of its principal face amount, plus accrued and unpaid interest to each respective purchase date. Additionally, if the Company undergoes certain types of fundamental changes on or before August 1, 2008, holders of the 2023 Notes may require the Company to repurchase, for cash, all or a portion of their notes.

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

Effective June 30, 2006, the Company entered into a Third Supplemental Indenture (the “Supplemental Indenture”) with respect to the 2023 Notes. Pursuant to the Original Indenture, the Company paid interest at 1.50% per annum of the principal face amount of the 2023 Notes. The Supplemental Indenture requires the Company to make additional cash payments (“Non-Put Payments”) to the noteholders equal to 2.875% per annum of the principal face amount of the outstanding 2023 Notes. Accordingly, the noteholders now receive total annual payments of 4.375% of the principal face amount of their outstanding 2023 Notes. The Non-Put Payments, which commenced on February 1, 2007, are to be made semi-annually (along with the recurring 1.50% interest payments), in arrears, on February 1 and August 1 of each year. The Original Indenture did not provide for Non-Put Payments. Additionally, in certain circumstances, contingent interest could be payable by the Company on the 2023 Notes.

The Supplemental Indenture also eliminated the Company’s ability to redeem the 2023 Notes at its option, in whole or in part, until August 5, 2010. Thereafter, the Company can redeem the 2023 Notes for a cash redemption price per note equal to its principal face amount, plus accrued and unpaid interest to the corresponding purchase date. Under the Original Indenture, the Company could redeem the 2023 Notes at its option, in whole or in part, at any time on or after August 5, 2008. The Supplemental Indenture did not affect the rights of the noteholders to require the Company to repurchase their 2023 Notes on the dates specified in the Original Indenture or upon the occurrence of certain types of fundamental changes at the Company on or before August 1, 2008. In connection with the execution of the Supplemental Indenture, the Company incurred expenses of approximately $3.0 million during the 2006 Calendar Year and recorded such amount as refinancing and debt modification costs in the consolidated statements of income. Additionally, the Supplemental Indenture caused a change in the fair value of the 2023 Note’s conversion feature, thereby requiring the Company to record a debt discount and a corresponding increase in additional paid-in capital of approximately $10.5 million during the 2006 Calendar Year.

On July 28, 2006, the holders of $267,000 in principal face value 2023 Notes exercised their contractual right under the Original Indenture to require the Company to repurchase their notes. The holders of approximately $574.7 million in principal face value 2023 Notes did not require the Company to repurchase their notes and, accordingly, such notes remain outstanding.

For the reasons set forth in the Company’s Form 15 filing with the Securities and Exchange Commission on November 21, 2007, the 2023 Notes were deregistered on such date.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Long-Term Debt (continued)

c.	Senior Debt Securities

On April 21, 2006, the Company completed an underwritten public offering of $400.0 million of 6.125% Senior Notes due 2016 (the “Senior Notes”). The sale of the Senior Notes resulted in the Company’s receipt of net proceeds approximating $396.3 million, which was utilized to repay a portion of the then outstanding balance under the Predecessor Credit Agreement. The Senior Notes mature on April 15, 2016 and bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on April 15 and October 15. Such notes, which are expressly senior in right of payment to the 2023 Notes, were initially unsecured obligations; however, as a result of the Recapitalization, the Senior Notes were secured on a pari passu basis with the New Credit Facilities.

If any of the Company’s subsidiaries are required to issue a guaranty in favor of the lenders under any credit facility ranking equal with the Senior Notes, such subsidiaries are also required, under the terms of the Senior Notes, to issue a guaranty for the benefit of the holders of the Senior Notes on substantially the same terms and conditions. As a result of the Recapitalization and the guarantees provided to the lenders under the New Credit Facilities, the Company’s subsidiaries (other than certain exempted subsidiaries) provided guarantees of payment to the holders of the Senior Notes.

In connection with the public offering of the Senior Notes, the Company entered into an indenture that governs such notes. The Senior Notes (and such other debt securities that may be issued from time to time under the indenture) are subject to certain covenants, which include, among other things, limitations and restrictions on (i) the incurrence by the Company and its subsidiaries of debt secured by liens, (ii) the incurrence of subsidiary debt, (iii) sale and lease-back transactions and (iv) certain consolidations, mergers and transfers of assets. Each of the aforementioned limitations and restrictions are subject to certain contractual exceptions. The Senior Note indenture also contains customary events of default and related cure provisions.

For the reasons set forth in the Company’s Form 15 filing with the Securities and Exchange Commission on November 21, 2007, the Senior Notes were deregistered on such date.

d.	Mortgage Note Payable

At December 31, 2006, the Company had one mortgage note payable, which bore interest at 7.9% per annum and was secured by real property. The mortgage note payable matured on November 1, 2007, at which time a balloon payment of approximately $8.4 million was paid by the Company to fully satisfy the outstanding obligation.

General. The estimated fair values of the Company’s long-term debt instruments were as follows (in thousands):

	December 31,
	2007	2006
2022 Notes	$—	$150
New 2022 Notes	—	11,093
2023 Notes	567,190	583,354
Senior Notes	349,500	407,024
New Term Loan	2,553,324	—

The estimated fair values of the Company’s other long-term debt instruments reasonably approximate their carrying amounts in the consolidated balance sheets. See Note 1(k) for a discussion of the fair values of the Company’s other financial instruments.

Based on the Company’s borrowing availability under the New Revolving Credit Agreement and the provisions of SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, approximately $106.6 million of the 2023 Notes was classified as a current liability at December 31, 2007. No such amount was classified as a current liability at December 31, 2006.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Long-Term Debt (continued)

At December 31, 2007, the Company was in compliance with the financial and other covenants contained in its debt agreements. Moreover, at such date, the Company had reserved a sufficient number of shares of its common stock to satisfy a potential conversion of some or all of the 2023 Notes.

Assuming all of the outstanding 2023 Notes are repurchased by the Company during the year ending December 31, 2008, scheduled maturities of long-term debt, exclusive of capital lease obligations, for the next five years ending December 31 and thereafter as follows (in thousands):

2008	$652,686
2009	29,577
2010	28,599
2011	28,614
2012	28,656
Thereafter	2,947,604

$3,715,736

For purposes of the above table, management assumed that the Company will repurchase all of the 2023 Notes on August 1, 2008 because the noteholders can unilaterally exercise their contractual rights to require the Company to repurchase some or all of their notes on such date.

Capitalized interest was approximately $3.8 million, $4.6 million, $1.1 million and $4.6 million during the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year, respectively.

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

	Operating			Capital
	Real Property	Real Property Master Leases	Equipment	Real Property and Equipment	Totals
2008	$21,619	$8,467	$18,742	$16,844	$65,672
2009	14,807	8,499	11,311	15,071	49,688
2010	11,546	8,504	6,116	9,936	36,102
2011	9,156	8,379	2,378	7,585	27,498
2012	6,746	8,593	943	3,476	19,758
Thereafter	35,672	35,262	660	39,319	110,913

Total minimum payments	$99,546	$77,704	$40,150	92,231	$309,631

Less amounts representing interest				(31,181)

Present value of minimum lease payments				$61,050

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

The Company entered into capital leases for real property and equipment of approximately $14.0 million, $22.7 million, $1.2 million and $33.3 million during the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year, respectively. Amortization expense pertaining to property, plant and equipment under capital lease arrangements is included with depreciation and amortization expense in the consolidated statements of income.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Leases (continued)

The table below summarizes the Company’s assets under capital lease arrangements and other assets that are directly related to the Company’s leasing activities (e.g., leasehold improvements, etc.).

	December 31,
	2007	2006
	(in thousands)
Property, plant and equipment under capital lease arrangements and other capitalized assets relating to leasing activities	$983,627	$947,654
Accumulated depreciation and amortization	(390,845)	(361,289)

Net book value	$592,782	$586,365

5.	Income Taxes

The significant components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,		Three Months Ended	Year Ended
	2007	2006	December 31, 2005	September 30, 2005
Federal:
Current	$(7,231)	$199,321	$45,859	$150,315
Deferred	69,835	(102,391)	(2,248)	35,704

Total federal	62,604	96,930	43,611	186,019

State:
Current	11,925	24,492	4,816	20,910
Deferred	(4,942)	(6,701)	(1,070)	2,316

Total state	6,983	17,791	3,746	23,226

Totals	$69,587	$114,721	$47,357	$209,245

Reconciliations of the federal statutory rate to the Company’s effective income tax rates are as follows:

	Years Ended December 31,		Three Months Ended	Year Ended
	2007	2006	December 31, 2005	September 30, 2005
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	3.9	2.0	2.7
Other	(0.3)	(0.2)	1.9	(0.3)

Totals	37.1%	38.7%	38.9%	37.4%

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Income Taxes (continued)

Tax-effected temporary differences that give rise to federal and state deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred income tax assets:
Allowances for doubtful accounts	$32,540	$81,660
Accrued liabilities	35,247	30,042
Self-insured liabilities	25,669	30,708
State net operating loss and tax credit carryforwards	31,229	11,985
Interest rate swap contract	39,586	—
Other	23,999	9,307

	188,270	163,702
Valuation allowances	(12,326)	(1,558)

Deferred income tax assets, net	175,944	162,144

Deferred income tax liabilities:
Property, plant and equipment	(93,743)	(80,595)
Goodwill	(87,826)	(74,953)
Convertible debentures	(15,616)	(7,946)
Prepaid expenses	(12,898)	(14,234)

Deferred income tax liabilities	(210,083)	(177,728)

Net deferred income tax liabilities	$(34,139)	$(15,584)

Valuation allowances are the result of state net operating loss carryforwards that management believes may not be fully realized due to uncertainty regarding the Company’s ability to generate sufficient future state taxable income. State net operating loss carryforwards aggregated approximately $524 million at December 31, 2007 and have expiration dates through December 31, 2028.

A rollforward of the Company’s unrecognized income tax benefits for the 2007 Calendar Year is presented below (in thousands).

Balance at January 1, 2007	$34,889
Addition for tax positions of the current year	15,089
Addition for tax positions of prior years	1,583
Reduction for tax positions of prior years	(13,985)
Lapses of statutes of limitations	(4,649)
Settlements	(241)

Balance at December 31, 2007	$32,686

Included in the Company’s unrecognized income tax benefits at December 31, 2007 and January 1, 2007 were approximately $6.8 million and $7.1 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than interest and penalties, the disallowance of such deductions in the short-term would not affect the Company’s effective income tax rates but would accelerate payments to certain taxing authorities.

The Company files numerous consolidated and separate federal and state income tax returns. With a few exceptions, the Company is no longer subject to federal and state income tax examinations for fiscal years before September 30, 2004. Management does not expect significant changes to the FIN 48 reserve over the next year due to current audits and potential statute extensions.

The Company recognizes interest and penalties related to unrecognized income tax benefits in its provision for income taxes. During the 2007 Calendar Year, the Company recognized approximately $1.4 million of interest and penalties. At December 31, 2007 and January 1, 2007, the Company had accrued approximately $7.5 million and $6.1 million, respectively, for interest and penalties.

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

The Company has a defined contribution retirement plan that covers substantially all of its employees. This plan includes a provision for the Company to match a portion of employee contributions. Total retirement plan matching contribution expense was approximately $13.9 million, $11.9 million, $3.1 million and $10.7 million for the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year, respectively.

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

	Years Ended December 31,		Three Months Ended	Year Ended
	2007	2006	December 31, 2005	September 30, 2005
Numerators:
Income from continuing operations	$117,909	$181,781	$74,376	$349,896
Effect of convertible debt interest expense	—	1	1	1

Numerator for diluted earnings per share from continuing operations	117,909	181,782	74,377	349,897
Income from discontinued operations, net	1,970	968	1,165	3,181

Numerator for diluted earnings per share (net income)	$119,879	$182,750	$75,542	$353,078

Denominators:
Denominator for basic earnings per share-weighted average outstanding shares	242,308	240,723	240,964	245,538
Effect of dilutive securities:
Stock options and other stock-based compensation	2,811	2,611	3,727	3,432
Convertible debt	—	6	6	6

Denominator for diluted earnings per share	245,119	243,340	244,697	248,976

Earnings per share:
Basic
Continuing operations	$0.49	$0.76	$0.31	$1.43
Discontinued operations	0.01	—	—	0.01

Net income	$0.50	$0.76	$0.31	$1.44

Diluted
Continuing operations	$0.48	$0.75	$0.31	$1.41
Discontinued operations	0.01	—	—	0.01

Net income	$0.49	$0.75	$0.31	$1.42

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Earnings Per Share (continued)

Options to purchase approximately 7.6 million, 3.0 million and 2.4 million shares of the Company’s common stock were not included in the computations of diluted earnings per share during the 2007 Calendar Year, the 2006 Calendar Year and the 2005 Three Month Period, respectively, because such options’ exercise prices were greater than the average market price of the Company’s common stock during the respective measurement periods. Substantially all of the Company’s outstanding stock options were included in the diluted earnings per share computation for the 2005 Fiscal Year. During the 2007 Calendar Year, approximately 0.6 million shares of deferred stock and restricted stock were not included in the computation of diluted earnings per share because their effect was antidilutive. During the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year, substantially all shares of the Company’s deferred stock and restricted stock were included in the diluted earnings per share computations.

On September 30, 2004, the Emerging Issues Task Force affirmed its previous consensus regarding Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. Issue 04-8 requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the convertible debt instrument was met. Issue 048 became effective for reporting periods that ended after December 15, 2004. As more fully discussed at Note 3, the Company took certain actions during the 2005 Fiscal Year with respect to its convertible debt securities to prevent the common stock underlying such securities from being immediately included in diluted earnings per share calculations.

8.	Stock-Based Compensation

Background. During the past several years, the Company granted non-qualified stock options and awarded other stock-based compensation to key employees under its 1996 Executive Incentive Compensation Plan (the “EICP”). The non-employee members of the Company’s Board of Directors were historically granted non-qualified stock options under the Stock Option Plan for Outside Directors. At the Company’s annual meeting of stockholders on February 21, 2006, stockholders approved the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan (the “2006 Director Plan”). Such plan provides for annual issuances of restricted stock awards to outside directors serving on the Board of Directors.

In light of the Recapitalization, which is more fully discussed at Note 3, the Company made the required antidilution adjustments to its outstanding deferred stock and stock option awards granted under the EICP in order to account for the special cash dividend of $10.00 per common share. Additionally, the Company’s Board of Directors amended the 2006 Director Plan on May 15, 2007 to (i) increase the annual awards to each outside director from 3,500 restricted shares to 12,000 restricted shares, commencing January 1, 2008, and (ii) increase the number of shares still eligible for grant from 151,000 to 353,740.

The Company has approximately 43.4 million shares of common stock authorized for stock options and other stock-based compensation under all of its employee and director stock-based plans (approximately 16.7 million shares remained available for award at December 31, 2007). Generally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises and other stock-based compensation arrangements. If an award granted under a stock-based plan is forfeited, expires, terminates or is otherwise cancelled without delivery of shares of common stock to the plan participant, then the underlying shares will become available again for the benefit of employees and directors.

General. Compensation expense for the stock-based arrangements described below, which is recorded in salaries and benefits in the consolidated statements of income, was approximately $18.4 million, $18.3 million, $5.2 million and $2.4 million for the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year, respectively. The Company has not capitalized any stock-based compensation amounts. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally aligned with the underlying stock-based award’s vesting period. For stock-based arrangements with performance conditions as a prerequisite to vesting, compensation expense is not recognized until it is probable that the corresponding performance condition will be achieved. Stock-based compensation expense during the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year resulted in income tax benefits of approximately $6.6 million, $6.6 million, $1.9 million and $0.9 million, respectively, that have been recognized in the consolidated statements of income.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

Cash receipts from all stock-based plans during the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year were approximately $24.8 million, $22.5 million, $31.6 million and $62.8 million, respectively. The corresponding realized income tax benefits, as well as those benefits pertaining to deferred stock and restricted stock awards for which the Company receives no cash proceeds upon issuance of the underlying common stock, were approximately $4.2 million, $6.6 million, $10.2 million and $15.2 million, respectively. In accordance with the provisions of SFAS No. 123(R), approximately $0.3 million, $1.4 million and $4.2 million of the income tax benefits for the 2007 Calendar Year, the 2006 Calendar Year and the 2005 Three Month Period, respectively, were deemed to be excess tax benefits and were reclassified to financing activities in the consolidated statements of cash flows. The pro forma amount of operating cash flows during the 2005 Fiscal Year for such excess income tax benefits under an SFAS No. 123(R) model approach was approximately $5.7 million; however, such amount has not been reclassified in the consolidated statements of cash flows.

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

	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Values
	(in thousands)			(in thousands)
Pre-Recapitalization:
Outstanding options at October 1, 2004	18,529	$15.88
Granted	30	24.75
Exercised	(4,497)	13.98
Terminated	(261)	20.67

Outstanding options at September 30, 2005	13,801	16.51
Exercised	(2,395)	13.19
Terminated	(85)	21.25

Outstanding options at December 31, 2005	11,321	17.18
Granted	300	21.53
Exercised	(1,624)	13.82
Terminated	(496)	20.45

Outstanding options at December 31, 2006	9,501	17.71
Exercised	(1,518)	15.05
Terminated	(60)	21.38

Outstanding options at February 28, 2007	7,923	18.20

Post-Recapitalization (after antidilution adjustments):
Outstanding options at March 1, 2007	15,862	$9.04
Exercised	(233)	8.33
Terminated	(446)	10.70

Outstanding options at December 31, 2007	15,183	$9.00	3.9	$123

Exercisable options at December 31, 2007	13,833	$8.80	3.7	$123

Options vested or expected to vest at December 31, 2007	15,023	$8.97	3.9	$123

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

The aggregate intrinsic values of stock options exercised during the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year were $7.7 million, $11.4 million, $24.8 million and $40.1 million, respectively.

The table below summarizes information regarding outstanding and exercisable stock options at December 31, 2007.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
	(in thousands)			(in thousands)
$4.10 - $6.02	2,361	2.4	$5.97	2,361	$5.97
6.46	2,171	1.4	6.46	2,171	6.46
8.25	1,207	3.4	8.25	1,207	8.25
9.22 - 9.91	4,099	4.8	9.53	4,099	9.53
10.69	604	8.1	10.69	151	10.69
10.74 - 12.29	4,741	4.7	11.17	3,844	11.13

During the 2007 Calendar Year, the 2006 Calendar Year and the 2005 Three Month Period, the Company recognized approximately $6.3 million, $10.4 million and $3.3 million, respectively, of compensation expense attributable to stock option awards (no such amounts were recorded during the 2005 Fiscal Year). Such stock-based compensation expense was predicated on the estimated fair values of stock option awards as determined by the Black-Scholes option pricing model. At December 31, 2007, there was approximately $3.2 million of unrecognized compensation cost attributable to non-vested employee and director stock option compensation awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately one year. The aggregate grant date fair values of stock options that vested during the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year were approximately $6.9 million, $11.8 million, $0.1 million and $18.4 million, respectively.

Stock option fair values were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31, 2006	Year Ended September 30, 2005
Expected dividend yields	1.0%	1.0%
Risk-free interest rates	4.5%	3.7%
Weighted average expected lives of options (in years)	5.0	5.0
Expected volatility factor for the Company’s common stock	0.300	0.337

The expected stock price volatility factors were derived using daily or weekly historical market price data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on five-year U.S. Treasury Notes on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The weighted average fair values of stock options granted during the 2006 Calendar Year and the 2005 Fiscal Year were $6.71 and $8.94, respectively. There were no stock options granted during the 2007 Calendar Year or the 2005 Three Month Period.

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

Deferred Stock and Restricted Stock Awards. Deferred stock is a right to receive shares of common stock upon the fulfillment of specified conditions. The Company’s only deferred stock vesting condition has been continuous employment. At the completion of the vesting period, common stock is issued to the participating employee. The Company provides deferred stock to its key employees through contingent stock incentive awards that vest 20% to 25% on each grant anniversary date or 100% on the fourth grant anniversary date.

Restricted stock represents shares of common stock that preserve the indicia of ownership for the holder but are subject to restrictions on transfer and risk of forfeiture until fulfillment of specified conditions. During the 2006 Calendar Year, the Company granted 345,000 shares and 24,500 shares of restricted stock to senior executive officers and outside directors on its Board of Directors, respectively. During the 2007 Calendar Year, the Company granted an additional 24,500 shares of restricted stock to its outside directors.

In addition to requiring continuous service as an employee, the annual vesting of senior executive officer restricted stock awards requires the satisfaction of certain predetermined performance objectives that are set by the Compensation Committee of the Board of Directors. For the 2006 Calendar Year, those objectives related to pre-tax earnings, return on stockholders’ equity, net revenue growth and common stock price. In light of the Recapitalization, the Compensation Committee modified the stock award performance objectives for outstanding and future awards as follows: commencing January 1, 2007, the number of performance objectives was reduced from four to three and each such objective now represents one-third of the restricted stock award subject to annual vesting. The three objectives that are currently reviewed annually for vesting purposes are common stock price, net revenue, and earnings before interest, income taxes, depreciation and amortization. During the 2006 Calendar Year, none of the performance objectives were satisfied and, therefore, 86,250 restricted stock awards were forfeited by the senior executive officers. Insofar as it relates to the 2007 Calendar Year, (i) 57,500 restricted stock awards were forfeited when two of the performance objectives were not satisfied, (ii) a determination as to the vesting of the restricted stock awards pertaining to the third performance objective is pending and (iii) 50,000 shares were forfeited by a senior executive officer who retired on December 31, 2007.

The outside directors’ 2007 and 2006 restricted stock awards vest in four equal installments on January 1 of each year following the grant date, provided that the recipient remains an outside director on such dates. In connection with this vesting schedule, 6,125 shares of the Company’s common stock were issued to outside directors during each of January 2008 and January 2007. Additionally, the Company granted 84,000 restricted stock awards to its outside directors on January 1, 2008.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

Information regarding deferred stock and restricted stock award activity for stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized in the table below.

	Shares		Weighted Average Grant Date Fair Values
	Deferred Stock	Restricted Stock	Deferred Stock	Restricted Stock
Pre-Recapitalization:
Balances at October 1, 2004 (non-vested)	620,578	—	$20.63	$—
Granted	218,451	—	22.96	—
Vested	(112,707)	—	19.81	—
Forfeited	(22,973)	—	20.91	—

Balances at September 30, 2005 (non-vested)	703,349	—	21.47	—
Granted	828,526	—	23.01	—
Vested	(147,054)	—	19.10	—
Forfeited	(4,706)	—	23.96	—

Balances at December 31, 2005 (non-vested)	1,380,115	—	22.83	—
Granted	2,500	369,500	21.21	20.82
Vested	(331,663)	—	19.67	—
Forfeited	(50,757)	(86,250)	22.93	20.77

Balances at December 31, 2006 (non-vested)	1,000,195	283,250	22.67	20.87
Granted	965,823	24,500	21.03	21.11
Vested	—	(6,125)	—	22.18
Forfeited	(79,862)	—	22.83	—

Balances at February 28, 2007 (non-vested)	1,886,156	301,625	22.11	22.09

Post-Recapitalization (after antidilution adjustments):
Balances at March 1, 2007 (non-vested)	3,797,727	301,625	$10.98	$22.09
Granted	127,000	—	11.27	—
Vested	(566,924)	—	12.24	—
Forfeited	(269,340)	(107,500)	10.88	22.18

Balances at December 31, 2007 (non-vested)	3,088,463	194,125	10.77	22.04

Subsequent to December 31, 2007, the Company granted deferred stock awards to certain key managers. Underlying those awards were 2,796,201 shares of the Company’s common stock that will vest 25% on each anniversary date of the grant if the individual remains employed by the Company on such date.

The aggregate intrinsic values of deferred stock and restricted stock issued during the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year were approximately $3.9 million, $6.9 million, $3.5 million and $2.5 million, respectively. The aggregate grant date fair values of deferred stock and restricted stock awards that vested during such periods were approximately $7.1 million, $6.5 million, $2.8 million and $2.2 million, respectively.

During the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year, the Company recognized approximately $12.1 million, $7.9 million, $1.9 million and $2.4 million, respectively, of compensation expense attributable to deferred stock and restricted stock awards. Except for awards that require the attainment of certain predetermined market prices of the Company’s common stock as a vesting requirement (i.e., a market condition), compensation expense is predicated on the fair value (i.e., market price) of the underlying stock on the date of grant. For awards with a market condition, management uses valuation methodologies to estimate the fair values thereof; however, such awards had a nominal financial impact on the Company’s operating results during the periods presented herein.

At December 31, 2007, there was approximately $25.4 million of unrecognized compensation cost attributable to non-vested deferred stock and restricted stock awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 2.6 years.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Restricted Funds

The estimated fair values of available-for-sale securities, which are included in restricted funds and are comprised of mutual fund shares, are set forth in the table below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of December 31, 2007:
Equity funds	$15,068	$1,932	$—	$17,000

As of December 31, 2006:
Debt funds	$44,668	$—	$(941)	$43,727
Equity funds	13,919	1,947	—	15,866

Totals	$58,587	$1,947	$(941)	$59,593

The Company’s restricted funds included two and five individual available-for-sale securities at December 31, 2007 and 2006, respectively. At December 31, 2006, two positions reflected unrealized gains and three positions reflected unrealized losses. Proceeds from sales of available-for-sale securities during the 2007 Calendar Year, the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year were approximately $45.6 million, $18.2 million, $21.7 million and $13.8 million, respectively. Gross realized gains and losses on dispositions of available-for-sale securities were as follows (in thousands):

	Years Ended December 31,		Three Months Ended	Year Ended
	2007	2006	December 31, 2005	September 30, 2005
Realized gains	$—	$615	$—	$—
Realized losses	(562)	(228)	(359)	(185)

Included in restricted funds at December 31, 2007 and 2006 was approximately $74.2 million and $20.0 million, respectively, of interest-bearing cash deposits and short-term commercial paper that were held by the Company’s wholly owned captive insurance subsidiary. At December 31, 2007, the captive insurance subsidiary also maintained approximately $5.1 million of cash and cash equivalents and $37.4 million of deferred charges and other assets. The captive insurance subsidiary’s assets are generally limited to use in its proprietary operations. The item in deferred charges and other assets was primarily a secured interest-bearing money market account that is held in favor of a third party insurance company (the amount at December 31, 2006 was approximately $29.5 million).

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

Commencing October 1, 2002, the Company began using its wholly owned captive insurance subsidiary, which is domiciled in the Cayman Islands, to self-insure a greater portion of its primary professional liability risk. Since its inception, the captive insurance subsidiary has provided claims-made coverage to all of the Company’s hospitals and a limited number of employed physicians. During the years ended September 30, 2003 and 2004, the Company also procured claims-made policies from independent commercial carriers to provide coverage for losses and loss expenses beyond the captive insurance company’s policy limits. Subsequent to September 30, 2004, the captive insurance company provided enhanced coverage to the Company and, in connection therewith, it obtained claims-made reinsurance policies for professional liability risks above certain self-retention levels.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Professional Liability Risks (continued)

Prior to March 1, 2007, substantially all of the Company’s employed physicians were covered under claims-made policies with third party insurers; however, commencing March 1, 2007, the Company began providing occurrence-basis insurance policies to most of its employed physicians through a wholly owned risk retention group subsidiary that is domiciled in South Carolina. The risk retention group subsidiary maintains a claims-made reinsurance policy for professional liability risks above certain self-retention levels. Prior to March 1, 2007, when a physician terminated employment with the Company, tail insurance was generally procured for such physician to cover the portion of employed service that was previously covered under a claims-made policy.

The Company’s discounted reserves for professional liability risks were approximately $141.4 million and $127.4 million at December 31, 2007 and 2006, respectively. Such amounts were derived using discount rates of 3.25% and 4.75%, respectively, and weighted average payment durations of approximately three years. The 150 basis point reduction in the 2007 discount rate, which increased the Company’s reserve by approximately $5.0 million at December 31, 2007, was reflective of changes in economic conditions in the marketplace. The Company includes in current liabilities the estimated loss and loss expense payments that are projected to be satisfied within one year of the balance sheet date. Considerable subjectivity, variability and judgment are inherent in professional liability risk estimates. Although management believes that the amounts provided in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for professional liability matters will not exceed management’s estimates. If actual loss and loss expenses exceed management’s projected estimates of claim activity, the Company’s reserves could be materially adversely affected. Additionally, there can be no assurances that the excess and reinsurance policies procured by the Company and its insurance subsidiaries will be adequate for the Company’s professional liability profile.

11.	Insurance Claims

Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama in August 2005 and caused substantial damage to residential and commercial properties. Additionally, during the quarter ended September 30, 2004, four hurricanes and one tropical storm made landfall in Florida. The Company owns and operates a number of hospitals in both Mississippi and Florida. Hurricane damage and disruption to the Company’s hospitals in the affected areas, as well as employees’ homes, local businesses and physicians’ offices, was extensive.

The consolidated financial statements for the 2006 Calendar Year and the 2005 Fiscal Year included approximately $14.7 million and $19.4 million, respectively, of hurricane and storm activity insurance claim recovery gains for renovations and equipment replacement. There were no corresponding amounts recorded during the 2007 Calendar Year or the 2005 Three Month Period. The consolidated financial statements for the 2006 Calendar Year, the 2005 Three Month Period and the 2005 Fiscal Year included approximately $5.0 million, $5.0 million and $10.7 million, respectively, of net revenue from business interruption insurance policies for hurricane and storm-related claims. There was no corresponding amount recorded for the 2007 Calendar Year.

12.	Discontinued Operations

The Company’s discontinued operations during the periods presented herein included: 79-bed Southwest Regional Medical Center in Little Rock, Arkansas; 80-bed Lee Regional Medical Center in Pennington Gap, Virginia; 133-bed Mountain View Regional Medical Center in Norton, Virginia; 189-bed Gulf Coast Medical Center in Biloxi, Mississippi; and certain health care entities affiliated with such hospitals. During the 2007 Calendar Year, management concluded that the Company would not divest 76-bed Williamson Memorial Hospital in Williamson, West Virginia; 103-bed Summit Medical Center in Van Buren, Arkansas; and certain of their affiliated health care entities as was previously anticipated. Accordingly, all periods presented herein include the operations of such entities in continuing operations.

On September 1, 2006, the Company sold its two psychiatric hospitals in Florida (80-bed SandyPines in Tequesta and 104-bed University Behavioral Center in Orlando) and certain real property in Lakeland, Florida that was operated as an inpatient psychiatric facility through December 31, 2000. The selling price was $38.0 million, less an assumed accounts payable adjustment, and was paid in cash. This divestiture resulted in a pre-tax gain of approximately $20.7 million. Such disposed entities were also included in discontinued operations for all periods presented herein.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Discontinued Operations (continued)

On July 31, 2007, the Company completed the sale of the two abovementioned Virginia hospitals. The selling price, which was paid in cash, was $70.0 million, plus a working capital adjustment. After allocating approximately $12.5 million of goodwill to the Virginia hospitals, this divestiture resulted in a pre-tax gain of $21.8 million.

During October 2007, management determined that it would close Gulf Coast Medical Center (“GCMC”) on January 1, 2008. In large part, that decision was due to the inability of the hospital to rebound from the devastating effects of Hurricane Katrina. Management is currently exploring various disposal alternatives for GCMC’s tangible long-lived assets, which primarily consist of property, plant and equipment. Management believes that the net realizable value of such assets is equal to or greater than their net book value on December 31, 2007.

The operating results of discontinued operations are included in the Company’s consolidated financial statements up to the date of disposition. Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial position, operating results and cash flows of the abovementioned entities have been presented as discontinued operations in the Company’s consolidated financial statements. The underlying details of discontinued operations were as follows (in thousands):

	Years Ended December 31,		Three Months Ended	Year Ended
	2007	2006	December 31, 2005	September 30, 2005
Net revenue	$91,219	$109,742	$24,616	$86,142

Operating expenses and other:
Salaries and benefits	46,667	55,948	11,769	41,879
Provision for doubtful accounts	19,304	13,076	1,651	5,131
Depreciation and amortization	2,446	4,720	1,262	4,388
Other operating expenses	39,548	41,862	8,022	29,567
Long-lived asset and goodwill impairment charge	—	13,000	—	—

Total operating expenses and other	107,965	128,606	22,704	80,965

Income (loss) from operations	(16,746)	(18,864)	1,912	5,177
Other expenses, net	(45)	(60)	(24)	(22)
Gains on sales of assets, net	21,804	20,688	—	—

Income before income taxes	5,013	1,764	1,888	5,155
Provision for income taxes	(3,043)	(796)	(723)	(1,974)

Income from discontinued operations	$1,970	$968	$1,165	$3,181

Due to declining operating results at Southwest Regional Medical Center (“SRMC”) and uncertainty surrounding the timing and nature of such hospital’s disposition, management concluded that the net carrying value of the hospital’s long-lived assets would not be realized. Accordingly, an impairment charge of $13.0 million was recorded during the 2006 Calendar Year. Management is currently exploring various alternatives to divest SRMC; however, the timing of such divestiture has not yet been determined.

The major classes of assets and liabilities of discontinued operations in the Company’s consolidated balance sheets were as follows (in thousands):

	December 31,
	2007	2006
Supplies, prepaid expenses and other assets	$1,908	$4,554
Long-lived assets and goodwill	26,837	75,323

Total assets of discontinued operations	$28,745	$79,877

Liabilities of discontinued operations (principally accrued expenses and other liabilities)	$496	$2,201

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Commitments and Contingencies

Renovation and Expansion Projects. A number of hospital renovation and/or expansion projects were underway at December 31, 2007. Management does not believe that any of these projects are individually significant or that they represent, in the aggregate, a substantial commitment of the Company’s resources. The Company is contractually obligated to commence construction of a replacement hospital at its Monroe, Georgia location on or before September 13, 2008. During March 2006, the land parcel for such new hospital construction was acquired for cash. Management estimates that the cost to build the replacement hospital will range from $45 million to $55 million.

Standby Letters of Credit. At December 31, 2007, the Company maintained approximately $41.8 million of standby letters of credit in favor of third parties with various expiration dates through October 31, 2008.

Class Action Lawsuits:

Stockholder Actions. On or about August 2, 2007, Health Management Associates, Inc. (referred to as “HMA” for Note 13 purposes) and certain of its executive officers and directors were named as defendants in an action entitled Cole v. Health Management Associates, Inc. et al. (No. 2:07-CV-0484) (the “Cole Action”), which was filed in the United States District Court for the Middle District of Florida, Fort Myers Division (the “Florida District Court”). This action purports to be brought on behalf of a class of stockholders who purchased HMA’s common stock during the period January 17, 2007 through July 30, 2007. The plaintiff alleges, among other things, that HMA violated Section 10(b) of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements in certain disclosures regarding its provision for doubtful accounts related to self-pay patients. Three identical purported stockholder class action complaints were subsequently filed in the Florida District Court. One of the three plaintiffs voluntarily dismissed its complaint without prejudice and the two other plaintiffs consolidated their complaints with the Cole Action. In addition, three other purported stockholders who did not file complaints filed motions to be appointed as the lead plaintiff; however, one of the plaintiffs subsequently withdrew its motion. The Florida District Court has not yet determined which plaintiff or other person will be designated as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995.

ERISA Actions. On or about August 20, 2007, HMA and certain of its executive officers and directors were named as defendants in an action entitled Ingram v. Health Management Associates, Inc. et al. (No. 2:07-CV-00529), which was filed in the Florida District Court. This action purports to be brought as a class action on behalf of all participants in or beneficiaries of the Health Management Associates, Inc. Retirement Savings Plan (the “Plan”) during the period January 17, 2007 through August 20, 2007 and whose participant accounts included HMA’s common stock. The plaintiff alleges, among other things, that the defendants (i) breached their fiduciary responsibilities to Plan participants and their beneficiaries under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) and neglected to adequately supervise the management/administration of the Plan, (ii) failed to communicate complete, full and accurate information regarding the Plan’s investments in HMA’s common stock and (iii) had conflicts of interest.

Three similar purported ERISA class action complaints were subsequently filed in the Florida District Court during October and November 2007. The plaintiff in the first complaint (Freeman v. Health Management Associates, Inc. et al. (No. 2:07-CV-00673)) brought an action against HMA, its directors, ten unidentified members of the Plan’s Retirement Committee and ten unidentified defendants who had the responsibility for selecting the Plan’s investment funds and monitoring the performance of those funds. The plaintiffs in the second and third complaints each brought their actions against HMA, the Plan’s Retirement Committee and thirty unidentified members of the Plan’s Retirement Committee who were employees and senior executives at HMA. These latter two actions are entitled O’Connor v. Health Management Associates, Inc. et al. (No. 2:07-CV-00683) and DeCosmo v. Health Management Associates, Inc. et al. (No. 2:07-CV-00741). Plaintiffs in the Ingram, Freeman and O’Connor actions moved to consolidate their actions and be appointed as joint lead plaintiffs; however, the Florida District Court has not yet ruled on this motion.

Plaintiffs in the foregoing stockholder and ERISA class actions seek awards of unspecified monetary damages, attorneys’ fees and costs. In connection with the ERISA class actions, legal counsel for certain plaintiffs wrote letters to the Plan’s Retirement Committee claiming that their preliminary calculations indicate the Plan suffered losses of at least $60 million. Management intends to vigorously defend against all such actions.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Commitments and Contingencies (continued)

Derivative Action. On or about August 28, 2007, HMA’s directors, three of its executive officers and HMA, as a nominal defendant, were named as defendants in a putative shareholder derivative action entitled Martens v. Health Management Associates, Inc. et al. (C.A. 07-2957), which was filed in the Circuit Court of the 20th Judicial Circuit in and for Collier County, Florida, Civil Division. The plaintiff’s claims are based on the same factual allegations as the abovementioned class actions. The plaintiff alleges, among other things, claims for breach of fiduciary duty, abuse of control, mismanagement, waste and unjust enrichment during the period from January 17, 2007 to August 27, 2007. The plaintiff seeks, among other things, (i) unspecified monetary damages and restitution from the officers and directors, (ii) modifications to HMA’s governance and internal control and (iii) an award for attorney fees and expenses. On December 10, 2007, the defendants moved to dismiss the complaint for failure to (i) state a claim and (ii) make the required pre-lawsuit demand on HMA’s Board of Directors or plead facts excusing such demand.

Ascension Health Dispute. On February 14, 2006, HMA announced that it terminated non-binding negotiations with Ascension Health (“Ascension”) and withdrew its non-binding offer to acquire Ascension’s St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against HMA, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that HMA (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $35 million in damages. On July 17, 2007, HMA removed the case to the United States District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104).

Management does not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and does not believe HMA breached a confidentiality agreement. Accordingly, management considers the lawsuit filed by the Ascension subsidiaries to be without merit and intends to vigorously defend HMA against the allegations.

General. As it is not possible to estimate the ultimate loss, if any, relating to the abovementioned lawsuits, no loss accruals have been recorded for these matters at December 31, 2007 or 2006. The Company is also a party to various other legal actions arising out of the normal course of its business; however, management believes that the ultimate resolution of such actions will not have a material adverse effect on the Company.

Due to uncertainties inherent in litigation, management cannot provide any assurances as to the final outcome of the Company’s outstanding legal actions and other potential loss contingencies. Should an unfavorable outcome occur in some or all of the Company’s legal matters, there could be a material adverse effect on its financial position, results of operations and liquidity.

14.	SAB 108 and Reclassification Adjustments

On September 13, 2006, the staff of the Securities and Exchange Commission (the “SEC”) published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). Among other things, SAB 108 addresses how prior year unrecorded misstatements should be considered when quantifying the effects on current year financial statements. Prior to SAB 108, there were two widely recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method primarily focuses on the impact of a misstatement on the statement of income, including the reversing effects of prior year misstatements. Conversely, the iron curtain method focuses primarily on the effects of correcting the period end balance sheet with less emphasis on the reversing effects of prior year misstatements. SAB 108 requires that the effects of the misstatements be evaluated under both methods and, in certain circumstances, offers special transition provisions wherein the cumulative effect of the initial adoption thereof can be reported in the carrying amounts of assets and liabilities as of the beginning of the adoption period with an offsetting adjustment to the corresponding retained earnings balance. Additionally, such transitional provisions do not require reports previously filed with the SEC to be amended.

As a result of a change in fiscal year end from September 30 to December 31, the Company was required to complete an audit of its consolidated financial statements as of and for the three months ended December 31, 2005.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	SAB 108 and Reclassification Adjustments (continued)

In connection with such audit, management reviewed certain misstatements that relate to cash and cash equivalents, leases and income taxes in accordance with the provisions of SAB 108. Based on this review, the Company elected to adopt SAB 108’s special transition provisions effective October 1, 2005. The cash and cash equivalents misstatement, as further discussed below, was deemed to be immaterial to prior period consolidated financial statements under the rollover method; however, it was material to the consolidated statement of cash flows for the 2005 Fiscal Year under the iron curtain method. As further described below, the Company also recorded cumulative effect retained earnings adjustments for leases and income taxes on October 1, 2005. Under the rollover method, management had previously concluded that the lease and income tax amounts were individually and collectively immaterial, on both a qualitative and quantitative basis, to all prior fiscal years.

The schedule below represents an updated consolidated balance sheet as of October 1, 2005. This schedule accounts for (i) the retrospective adoption of SAB 108 and (ii) certain reclassification adjustments for discontinued operations that are presented herein for comparative purposes.

	Unadjusted October 1, 2005	Leases	Income Taxes	Cash and Cash Equivalents	Discontinued Operations	Adjusted October 1, 2005
			(in thousands)
Current assets:
Cash and cash equivalents	$78,575	$—	$—	$(36,216)	$—	$42,359
Other current assets of continuing operations	891,584	—	—	—	(5,035)	886,549
Assets of discontinued operations	17,996	—	—	—	76,715	94,711

Total current assets	988,155	—	—	(36,216)	71,680	1,023,619

Property, plant and equipment	2,846,248	42,651	—	—	(77,111)	2,811,788
Accumulated depreciation and amortization	(813,496)	(6,857)	—	—	19,754	(800,599)

Net property, plant and equipment	2,032,752	35,794	—	—	(57,357)	2,011,189

Goodwill	848,523	—	—	—	(14,703)	833,820
Other long-term assets	118,741	—	—	—	380	119,121

Total assets	$3,988,171	$35,794	$—	$(36,216)	$—	$3,987,749

Current liabilities:
Accounts payable, accrued expenses and other liabilities	$420,553	$3,067	$6,909	$(36,216)	$(1,105)	$393,208
Deferred income taxes	14,966	—	—	—	—	14,966
Current maturities of long-term debt and capital lease obligations	633,338	833	—	—	(126)	634,045
Liabilities of discontinued operations	—	—	—	—	1,395	1,395

Total current liabilities	1,068,857	3,900	6,909	(36,216)	164	1,043,614

Deferred income taxes	121,491	—	851	—	—	122,342
Other long-term liabilities	95,887	27,201	—	—	—	123,088
Long-term debt and capital lease obligations, less current maturities	366,649	7,983	—	—	(164)	374,468
Minority interests in consolidated entities	45,828	—	—	—	—	45,828

Total liabilities	1,698,712	39,084	7,760	(36,216)	—	1,709,340

Total stockholders’ equity	2,289,459	(3,290)	(7,760)	–	—	2,278,409

Total liabilities and stockholders’ equity	$3,988,171	$35,794	$—	$(36,216)	$—	$3,987,749

Leases. Adjustments to recognize capitalized assets, related financing obligations and accrued expenses have been included to correct several lease transactions and address the corresponding income tax effects thereof. These transactions, which historically were improperly accounted for as operating leases, primarily involve master leased medical office buildings that are owned by third party developers and are located on or near certain of the Company’s hospital campuses. The underlying agreements that give rise to these cumulative adjustments include several arrangements, dating back to May 2000, and had an individually immaterial impact on each of the Company’s fiscal years since such time.

Income Taxes. The adjustments for income taxes primarily relate to write-offs of certain prepaid state income and other taxes that were improperly recorded at September 30, 2005. Approximately $3.1 million and $3.8 million of such write-offs arose during the 2005 Fiscal Year and the year ended September 30, 2004, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	SAB 108 and Reclassification Adjustments (continued)

Cash and Cash Equivalents. An adjustment, which corrected the Company’s prior methodology for quantifying the amount of held checks, was included to reduce both cash and cash equivalents and accounts payable. This circumstance was also in evidence at prior balance sheet dates. For the 2005 Fiscal Year, cash flows from continuing operating activities was misstated by approximately $13.8 million, which was not deemed material to the consolidated statement of cash flows under the rollover method. However, net cash provided by continuing operating activities was overstated by approximately $36.2 million during such fiscal year under the iron curtain method.

Discontinued Operations. The adjustments for discontinued operations do not result from the application of SAB 108 but are included solely to provide a comprehensive reconciliation between the two respective balance sheets. Subsequent to September 30, 2005, the Company modified the group of hospitals and affiliated health care entities that constitute its discontinued operations. Accordingly, the Company’s disposal group net assets have been reclassified to discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and to conform with the current year consolidated balance sheet presentation. See Note 12 for information regarding discontinued operations.

15.	Quarterly Data (unaudited)

	2007 Calendar Year Quarters Ended
	March 31, 2007	June 30, 2007 (2)	September 30, 2007 (3) (4)	December 31, 2007
	(in thousands, except per share amounts)
Net revenue (1)	$1,133,056	$1,095,134	$1,067,618	$1,096,278
Income from continuing operations before income taxes (1)	105,345	22,223	32,665	27,263
Income (loss) from discontinued operations, net (1)	516	(1,697)	9,449	(6,298)
Net income	65,039	11,906	30,474	12,460

Earnings (loss) per share:
Basic
Continuing operations	$0.27	$0.05	$0.09	$0.08
Discontinued operations	—	—	0.03	(0.03)

Net income	$0.27	$0.05	$0.12	$0.05

Diluted
Continuing operations	$0.27	$0.05	$0.09	$0.08
Discontinued operations	—	—	0.03	(0.03)

Net income	$0.27	$0.05	$0.12	$0.05

Weighted average number of shares:
Basic	241,652	242,355	242,463	242,733
Diluted	244,400	246,794	245,137	244,118

	2006 Calendar Year Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006 (5)	December 31, 2006 (2) (6)
	(in thousands, except per share amounts)
Net revenue (1)	$1,015,033	$1,002,476	$988,317	$1,044,599
Income (loss) from continuing operations before income taxes (1)	141,171	126,181	102,674	(73,524)
Income (loss) from discontinued operations, net (1)	364	(135)	11,702	(10,963)
Net income (loss)	87,213	77,305	74,436	(56,205)

Earnings (loss) per share:
Basic
Continuing operations	$0.36	$0.32	$0.26	$(0.18)
Discontinued operations	—	—	0.05	(0.05)

Net income (loss)	$0.36	$0.32	$0.31	$(0.23)

Diluted
Continuing operations	$0.36	$0.32	$0.26	$(0.18)
Discontinued operations	—	—	0.05	(0.05)

Net income (loss)	$0.36	$0.32	$0.31	$(0.23)

Weighted average number of shares:
Basic	240,686	240,842	240,605	240,759
Diluted	243,420	243,561	243,240	240,759

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Quarterly Data (unaudited) (continued)

(1)	Net revenue, expenses and other income (expense) have been reclassified for certain quarters to conform to the current year consolidated statement of income presentation.
(2)	As more fully discussed at Note 1(g), the Company modified its allowance for doubtful accounts reserve policy for self-pay accounts during the quarters ended June 30, 2007 and December 31, 2006. In connection with these policy modifications, the Company increased its provisions for doubtful accounts by approximately $40.0 million and $205.4 million, respectively, during such quarters. A portion of these incremental charges were included in discontinued operations. The 2007 change in accounting estimate resulted in net income and diluted earnings per share reductions of approximately $24.5 million and $0.10, respectively, during that quarterly period. The corresponding adverse impact for the 2006 change in estimate was approximately $125.9 million and $0.52, respectively, during such quarterly period.
(3)	Income from discontinued operations during the quarter ended September 30, 2007 included a gain of approximately $21.8 million from the sale of two general acute care hospitals in Virginia. See Note 12.
(4)	During the quarter ended September 30, 2007, the Company sold a portfolio of accounts receivable to an independent third party on a non-recourse basis. This recovery of accounts receivable that were previously written off reduced the Company’s provision for doubtful accounts during such quarterly period by approximately $16.0 million.
(5)	Income from discontinued operations during the quarter ended September 30, 2006 included a gain of approximately $20.7 million from the sale of two psychiatric hospitals and certain real property. See Note 12.
(6)	During the quarter ended December 31, 2006, the Company recognized an approximate $14.7 million insurance claim recovery gain for renovations and equipment replacement that pertained to hurricane and storm activity during the 2005 Fiscal Year. Additionally, during the quarter ended December 31, 2006, discontinued operations included a long-lived asset and goodwill impairment charge of $13.0 million. See Note 12.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Under the supervision of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of December 31, 2007, we maintained effective internal control over financial reporting.

An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been performed by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Health Management Associates, Inc.

We have audited Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Management Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Health Management Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2007, December 31, 2006 and September 30, 2005 and the three months ended December 31, 2005 of Health Management Associates, Inc. and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Miami, Florida

February 25, 2008

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this Item 10 is: (i) incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 13, 2008 under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended December 31, 2007; and (ii) set forth under “Executive Officers of the Company” in Item 4 of Part I of this Form 10-K.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Business Conduct and Ethics also applies to all of our other employees and, as set forth therein, to our directors. Our Code of Business Conduct and Ethics is posted on our website at www.hma.com under Investor Relations. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website under Investor Relations.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 13, 2008 under the heading “Executive Compensation,” which proxy statement will be filed within 120 days after the year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 13, 2008 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended December 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2007

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	18,465,539	$7.40	16,683,154
Equity compensation plans not approved by security holders	—	—	—

Totals	18,465,539	$7.40	16,683,154

(1)	Includes, among other things, contingent stock incentive awards and restricted stock awards granted to corporate officers and management staff pursuant to our 1996 Executive Incentive Compensation Plan. See Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 13, 2008 under the headings “Certain Transactions” and “Corporate Governance,” which proxy statement will be filed within 120 days after the year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 13, 2008 under the heading “Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

We filed our consolidated financial statements in Item 8 of Part II. In addition, the financial statement schedule entitled “Schedule II - Valuation and Qualifying Accounts” is filed as part of this Form 10-K under this Item 15.

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

The exhibits filed as part of this Form 10-K are listed in the Index to Exhibits immediately following the signature page of this Form 10-K.

HEALTH MANAGEMENT ASSOCIATES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balances at Beginning of Period	Acquisitions and Dispositions	Charged to Operations (a)	Charged to Other Accounts	Deductions (b)	Balances at End of Period
Allowance for Doubtful Accounts (c)
Year ended December 31, 2007	$526,881	$—	$548,498	$—	$(589,612)	$485,767
Year ended December 31, 2006	293,318	4,627	617,660	—	(388,724)	526,881
Three months ended December 31, 2005	286,829	1,764	86,397	—	(81,672)	293,318
Year ended September 30, 2005	186,439	20,099	355,375	—	(275,084)	286,829

(a)	Charges to operations include amounts related to provisions for doubtful accounts, before recoveries of accounts receivable that were previously written off.
(b)	Accounts receivable written off as uncollectible and recoveries of accounts receivable that were previously written off.
(c)	This table includes the activity of discontinued operations, as identified at Note 12 to the Consolidated Financial Statements in Item 8 of Part II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

By	/s/ Burke W. Whitman	President and Chief Executive Officer	February 19, 2008
Burke W. Whitman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	/s/ William J. Schoen	Chairman of the Board of Directors	February 19, 2008
William J. Schoen

	/s/ Burke W. Whitman	President, Chief Executive Officer	February 19, 2008
	Burke W. Whitman	and Director (Principal Executive Officer)

	/s/ Robert E. Farnham	Senior Vice President and	February 19, 2008
	Robert E. Farnham	Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

	/s/ Kent P. Dauten	Director	February 19, 2008
Kent P. Dauten

	/s/ Donald E. Kiernan	Director	February 19, 2008
Donald E. Kiernan

	/s/ Robert A. Knox	Director	February 19, 2008
Robert A. Knox

	/s/ William E. Mayberry	Director	February 19, 2008
William E. Mayberry, M.D.

	/s/ Vicki A. O’Meara	Director	February 19, 2008
Vicki A. O’Meara

	/s/ William C. Steere, Jr.	Director	February 19, 2008
William C. Steere, Jr.

	/s/ Randolph W. Westerfield	Director	February 19, 2008
Randolph W. Westerfield, Ph.D.

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i)	Articles of Incorporation

	3.1	Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

	3.2	Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

	(ii)	Bylaws

	3.3	By-laws, as amended, previously filed and included as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 5, 2007, are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Specimen Stock Certificate, previously filed and included as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

	4.2	$20 Million Demand Promissory Note, dated August 26, 2005, executed by the Company in favor of Wachovia Bank, National Association, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 2005, is incorporated herein by reference.

	4.3	Indenture, dated as of July 29, 2003, between the Company and Wachovia Bank, National Association, as Trustee, pertaining to the Company’s $575.0 million face value 1.50% Convertible Senior Subordinated Notes due 2023 (includes form of 1.50% Convertible Senior Subordinated Note due 2023), previously filed and included as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-109756), is incorporated herein by reference.

	4.4	First Supplemental Indenture between Health Management Associates, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee, dated as of November 24, 2004 to Indenture dated as of July 29, 2003 pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

	4.5	Second Supplemental Indenture between Health Management Associates, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee, dated as of November 30, 2004 to Indenture dated as of July 29, 2003 pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

	4.6	Indenture, dated April 21, 2006, between the Company and U.S. Bank National Association pertaining to the Company’s 6.125% Senior Notes due 2016, previously filed and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

	4.7	Form of Global Note for the Company’s 6.125% Senior Notes due 2016, previously filed and included as part of Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

	4.8	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated June 30, 2006 to Indenture dated as of July 29, 2003 pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 30, 2006, is incorporated herein by reference.

	4.9	Credit Agreement dated as of February 16, 2007 among the Company; Bank of America, N.A., as Lender, Administrative Agent, Swing Line Lender and Letter of Credit (“L/C”) Issuer; Wachovia Bank, National Association, as Lender, Syndication Agent and L/C Issuer; Citicorp USA Inc., JPMorgan Chase Bank, N.A. and SunTrust Bank, as Lenders and Co-Documentation Agents; and certain other lenders that are parties thereto (includes form of Term B Note, form of Revolving Credit Note, form of Guaranty and form of Security Agreement), previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 16, 2007, is incorporated herein by reference.

(9)	Voting trust agreement

Not applicable.

(10)	Material contracts

Exhibits 4.2 through 4.9 referenced under (4) of this Index to Exhibits are incorporated herein by reference.

	*10.1	Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated July 12, 1990, previously filed and included as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (SEC File No. 000-18799), is incorporated herein by reference.

	*10.2	First Amendment to the Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated January 1, 1994, previously filed and included as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (SEC File No. 000-18799), is incorporated herein by reference.

	10.3	Registration Agreement dated September 2, 1988 between HMA Holding Corp., First Chicago Investment Corporation, Madison Dearborn Partners IV, Prudential Venture Partners, Prudential Venture Partners II, William J. Schoen, Kelly E. Curry, Stephen M. Ray, Robb L. Smith, George A. Taylor and Earl P. Holland, previously filed and included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 33-36406), is incorporated herein by reference.

	*10.4	Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

	*10.5	Amendment No. 1 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

	*10.6	Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 99.15 to the Company’s Registration Statement on Form S-8 (Registration No. 33-80433), is incorporated herein by reference.

	*10.7	Amendment No. 1 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

	*10.8	Second Amendment to the Health Management Associates, Inc. Supplemental Executive Retirement Plan, dated September 17, 1996, previously filed and included as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996, is incorporated herein by reference.

*10.9	Amendment No. 5 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

*10.10	Amendment No. 6 to the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

*10.11	Amendment to Stock Option Agreements between the Company and William J. Schoen made as of December 5, 2000, previously filed and included as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

*10.12	Third Amendment to the Health Management Associates, Inc. Supplemental Executive Retirement Plan, previously filed and included as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

*10.13	Amendment No. 9 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, is incorporated herein by reference.

*10.14	Amendment No. 10 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.15	Asset Sale Agreement among the Company, Health Point Physician Hospital Organization, Inc., National Medical Hospital of Tullahoma, Inc., National Medical Hospital of Wilson County, Inc., S.C. Management, Inc., Tenet HealthSystem Hospitals, Inc., Tenet HealthSystem Medical, Inc., Tenet Lebanon Surgery Center, L.L.C. and Wilson County Management Services, Inc. dated as of August 22, 2003, previously filed and included as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 1, 2003, is incorporated herein by reference.

10.16	Amendment No. 1 to Asset Sale Agreement among Health Point Physician Hospital Organization, Inc., National Medical Hospital of Tullahoma, Inc., National Medical Hospital of Wilson County, Inc., S.C. Management, Inc., Tenet HealthSystem Hospitals, Inc., Tenet HealthSystem Medical, Inc., Tenet Lebanon Surgery Center, L.L.C., Wilson County Management Services, Inc., the Company, Citrus HMA, Inc., Kennett HMA, Inc., Lebanon HMA, Inc. and Tullahoma HMA, Inc. dated as of October 31, 2003, previously filed and included as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 1, 2003, is incorporated herein by reference.

*10.17	Form of Director Stock Option Agreement under the Health Management Associates, Inc. Stock Option Plan for Outside Directors, as amended, previously filed and included as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.18	Form of Stock Option Agreement under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended, previously filed and included as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.19	Amendment No. 11 and Amendment No. 12 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.

*10.20	Form of Trust Agreement for dividends paid with respect to restricted stock awards under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended, previously filed and included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, is incorporated herein by reference.

*10.21	Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Appendix A to the Company’s definitive Proxy Statement filed on January 19, 2006, is incorporated herein by reference.

*10.22	Form of Restricted Stock Award Plan Notice under the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

*10.23	Form of Trust Agreement for dividends paid with respect to restricted stock awards under the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

10.24	Purchase Agreement, dated April 18, 2006, by and among the Company, Citigroup Global Markets Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated pertaining to the 6.125% Senior Notes due 2016, previously filed and included as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

*10.25	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated December 6, 2006, is incorporated herein by reference.

*10.26	First Amendment to Employment Agreement between the Company and William J. Schoen, dated February 6, 2007, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 6, 2007, is incorporated herein by reference; and Employment Agreement for William J. Schoen made as of January 2, 2001, previously filed and included as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-53602), is incorporated herein by reference.

*10.27	Certain senior executive officer compensation information relating to performance-based measurement criteria for restricted stock awards under the Company’s 1996 Executive Incentive Compensation Plan, as amended, previously filed on the Company’s Current Report on Form 8-K dated March 28, 2007, is incorporated herein by reference.

*10.28	Form of Amended and Restated Restricted Stock Award Plan Notice under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended, which incorporates certain modifications to the performance-based measurement criteria for restricted stock awards that have been granted to senior executive officers, previously filed and included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, is incorporated herein by reference.

*10.29	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated May 29, 2007, is incorporated herein by reference.

*10.30	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated June 14, 2007, is incorporated herein by reference.

*10.31	Certain senior executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated November 5, 2007, is incorporated herein by reference.

*10.32	Form of Contingent Stock Award under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended.

*10.33	Form of Deferred Stock Award under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended.

*10.34	Certain executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated February 19, 2008, is incorporated herein by reference.

(11)	Statement re computation of per share earnings

Not applicable.

(12)	Statements re computation of ratios

Not applicable.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

Not applicable.

(14)	Code of Ethics

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