Form 10-Q
period 2008-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2008-05-08
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 2, 2008, 243,265,744 shares of the registrant’s Class A common stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenue	$1,152,572	$1,107,336

Operating expenses:
Salaries and benefits	467,803	432,846
Supplies	156,873	153,877
Provision for doubtful accounts	128,970	118,808
Depreciation and amortization	57,458	50,297
Rent expense	22,135	20,424
Other operating expenses	195,173	186,661

Total operating expenses	1,028,412	962,913

Income from operations	124,160	144,423

Other income (expense):
Gains on sales of assets, including minority equity interests, net	203,320	673
Interest expense	(62,204)	(33,242)
Write-offs of deferred financing costs	(629)	(761)

Income from continuing operations before minority interests and income taxes	264,647	111,093
Minority interests in earnings of consolidated entities	(800)	(690)

Income from continuing operations before income taxes	263,847	110,403
Provision for income taxes	(102,239)	(42,783)

Income from continuing operations	161,608	67,620
Loss from discontinued operations, net of income taxes	(27,732)	(2,581)

Net income	$133,876	$65,039

Earnings (loss) per share:
Basic
Continuing operations	$0.66	$0.28
Discontinued operations	(0.11)	(0.01)

Net income	$0.55	$0.27

Diluted
Continuing operations	$0.66	$0.28
Discontinued operations	(0.11)	(0.01)

Net income	$0.55	$0.27

Dividends per share	$—	$10.00

Weighted average number of shares outstanding:
Basic	243,187	241,652

Diluted	243,734	244,400

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$454,868	$123,987
Accounts receivable, net	657,799	627,879
Supplies, prepaid expenses and other assets	153,392	151,915
Prepaid and recoverable income taxes	26,543	84,155
Restricted funds	17,455	15,016
Deferred income taxes	36,796	36,318
Assets of discontinued operations	51,135	79,150

Total current assets	1,397,988	1,118,420

Property, plant and equipment	3,594,769	3,540,108
Accumulated depreciation and amortization	(1,189,417)	(1,136,362)

Net property, plant and equipment	2,405,352	2,403,746

Restricted funds	74,750	76,179
Goodwill	897,202	897,274
Deferred charges and other assets	146,051	148,300

Total assets	$4,921,343	$4,643,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$168,288	$162,138
Accrued expenses and other liabilities	250,848	237,496
Current maturities of long-term debt and capital lease obligations	150,073	197,798

Total current liabilities	569,209	597,432
Deferred income taxes	95,876	70,457
Long-term debt and capital lease obligations, less current maturities	3,554,559	3,566,569
Other long-term liabilities	425,595	308,210
Minority interests in consolidated entities	118,055	20,223

Total liabilities	4,763,294	4,562,891

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 277,585 and 277,184 shares issued at March 31, 2008 and December 31, 2007, respectively	2,776	2,772
Accumulated other comprehensive income (loss), net of income taxes	(121,118)	(57,860)
Additional paid-in capital	629,884	623,485
Retained earnings	205,582	71,706

	717,124	640,103
Treasury stock, 34,318 shares of common stock, at cost	(559,075)	(559,075)

Total stockholders’ equity	158,049	81,028

Total liabilities and stockholders’ equity	$4,921,343	$4,643,919

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$133,876	$65,039
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	59,251	50,913
Provision for doubtful accounts	128,970	118,808
Stock-based compensation expense	4,300	4,821
Minority interests in earnings of consolidated entities	800	690
Gains on sales of assets, including minority equity interests, net	(203,320)	(673)
Write-offs of deferred financing costs	629	761
Long-lived asset impairment charge	921	—
Deferred income tax expense (benefit)	66,466	(1,172)
Changes in assets and liabilities of continuing operations:
Accounts receivable	(170,753)	(168,813)
Supplies, prepaid expenses and other current assets	(3,281)	1,937
Prepaid and recoverable income taxes and income taxes payable	77,427	4,611
Deferred charges and other long-term assets	(463)	(1,048)
Accounts payable	9,526	5,175
Accrued expenses and other current liabilities	11,859	(11,165)
Other long-term liabilities	1,188	5,306
Equity compensation excess income tax benefit	—	(231)
Loss from discontinued operations, net	27,732	2,581

Net cash provided by continuing operating activities	145,128	77,540

Cash flows from investing activities:
Acquisitions and other	(2,420)	—
Additions to property, plant and equipment	(46,805)	(68,821)
Proceeds from sales of property, plant and equipment and insurance recoveries	178	18,621
Proceeds from the sale of discontinued operations	3,500	—
Increases in restricted funds	(2,923)	(2,773)

Net cash used in continuing investing activities	(48,470)	(52,973)

Cash flows from financing activities:
Net proceeds from long-term borrowings	—	2,706,598
Principal payments on debt and capital lease obligations	(62,095)	(300,397)
Proceeds from exercises of stock options	—	23,019
Payments of financing costs	—	(1,855)
Investments by minority shareholders	302,878	7,699
Cash distributions to minority shareholders	(1,803)	(124)
Equity compensation excess income tax benefit	—	231
Payments of cash dividends	—	(2,425,217)

Net cash provided by continuing financing activities	238,980	9,954

Net increase in cash and cash equivalents before discontinued operations	335,638	34,521
Net decreases in cash and cash equivalents from discontinued operations:
Operating activities	(3,027)	(1,466)
Investing activities	(871)	(1,213)
Financing activities	(859)	(81)

Net increase in cash and cash equivalents	330,881	31,761
Cash and cash equivalents at beginning of the period	123,987	66,814

Cash and cash equivalents at the end of the period	$454,868	$98,575

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

1.	Business, Basis of Presentation and Other

Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) provide health care services to patients in owned and leased facilities located primarily in the southeastern and southwestern United States. As of March 31, 2008, we operated 58 hospitals in 15 states with a total of 8,269 licensed beds. At such date, eighteen and ten of our hospitals were located in Florida and Mississippi, respectively. See Note 4 for information regarding our recently completed and pending divestitures.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 4.

The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The interim condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited; however, such interim financial statements reflect all adjustments (only consisting of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Our results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The interim condensed consolidated financial statements include all assets, liabilities, revenue and expenses of certain entities that are controlled by us but not wholly owned. Accordingly, we have recorded minority interests in the earnings/losses and equity of such entities to reflect the ownership interests of the minority shareholders.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Total comprehensive income for the three months ended March 31, 2008 and 2007 was approximately $70.6 million and $64.6 million, respectively. The differences between net income and total comprehensive income relate to after-tax changes in (i) the fair value of our interest rate swap contract and (ii) unrealized gains and losses of our available-for-sale securities. See Note 2 for information regarding our interest rate swap contract.

Certain amounts in the interim condensed consolidated financial statements have been reclassified in the prior year to conform to the current year presentation. Such reclassifications primarily related to discontinued operations.

2.	Long-Term Debt

The following discussion of our long-term debt should be read in conjunction with Note 3 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our long-term debt consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Revolving credit facilities	$—	$—
Term Loan (as defined below)	2,672,500	2,729,375
1.50% Convertible Senior Subordinated Notes due 2023	565,244	565,089
6.125% Senior Notes due 2016	397,032	396,940
Installment notes and other unsecured long-term debt	10,981	11,628
Capital lease obligations	58,875	61,335

	3,704,632	3,764,367
Less current maturities	(150,073)	(197,798)

Long-term debt and capital lease obligations, less current maturities	$3,554,559	$3,566,569

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

Senior Secured Credit Facilities and the Recapitalization. On March 1, 2007, we completed a recapitalization of our balance sheet (the “Recapitalization”), which included the following principal features:

(i)	payment of a special cash dividend of $10.00 per share of our common stock, resulting in a total distribution of approximately $2.43 billion;

(ii)	$3.25 billion in new variable rate senior secured credit facilities (the “Credit Facilities”) that closed on February 16, 2007. The Credit Facilities were initially used to fund the special cash dividend and repay all amounts then outstanding under our predecessor revolving credit agreement (i.e., $275.0 million); and

(iii)	an indefinite suspension of future dividends and the cessation of common stock repurchases under our $250 million common stock repurchase program (unless we determine that our common stock is significantly undervalued in the marketplace).

The Credit Facilities consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize 1% of the loan’s original face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual excess cash flow, as such term is defined in the loan agreement. The annual excess cash flow generated during the year ended December 31, 2007 that we were required to repay during the three months ended March 31, 2008 was approximately $47.7 million.

Pursuant to the requirements of the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract during 2007 that has a term concurrent with the Term Loan. The interest rate swap contract provides for us to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At March 31, 2008, approximately $22.0 million of the Term Loan was not covered by the interest rate swap contract and, accordingly, such amount is subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 4.4% on both March 31, 2008 and May 2, 2008). We concluded that the interest rate swap contract was a perfectly effective hedge instrument during the three months ended March 31, 2008 and 2007 and, therefore, its declines in fair value during such periods of approximately $103.5 million and $1.3 million, respectively, were recognized as a component of other comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.

Although there were no amounts outstanding under the Revolving Credit Agreement on May 2, 2008, standby letters of credit in favor of third parties of approximately $41.6 million reduced the amount available for borrowing thereunder to $458.4 million on such date.

In connection with the termination of our predecessor revolving credit agreement and redemptions of certain convertible debt securities, we wrote off approximately $0.8 million of deferred financing costs during the three months ended March 31, 2007. As a result of the abovementioned Term Loan annual excess cash flow payment, $0.6 million of deferred financing costs were written off during the three months ended March 31, 2008.

Convertible Debt Securities. Upon the occurrence of certain events, our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”) become convertible into cash and, in limited situations, shares of our common stock at a predetermined conversion rate. Following the announcement of the Recapitalization, our credit ratings were downgraded, which constituted a triggering event under the 2023 Notes and caused such notes to become immediately convertible at the discretion of the noteholders. Subsequent to March 31, 2008, no holders of the 2023 Notes have indicated to us an intent to convert their notes.

Holders of the 2023 Notes may also require us to repurchase all or a portion of their notes on August 1, 2008 for a cash purchase price equal to 100% of the note’s principal face amount, plus accrued and unpaid interest.

General. Based on our borrowing availability under the Revolving Credit Agreement and the provisions of SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, approximately $106.8 million and $106.6 million of the 2023 Notes were classified as current liabilities at March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008, we were in compliance with the financial and other covenants contained in our debt agreements.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of outstanding common shares. Diluted earnings per share is computed on the basis of the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, primarily computed using the treasury stock method. The table below sets forth the computations of basic and diluted earnings (loss) per share (in thousands, except per share amounts).

	Three Months Ended March 31,
	2008	2007
Numerators:
Income from continuing operations	$161,608	$67,620
Loss from discontinued operations	(27,732)	(2,581)

Net income	$133,876	$65,039

Denominators:
Denominator for basic earnings per share - weighted average outstanding shares	243,187	241,652
Effect of dilutive securities:
Stock options and other stock-based compensation	547	2,747
Convertible debt	—	1

Denominator for diluted earnings per share	243,734	244,400

Earnings (loss) per share:
Basic
Continuing operations	$0.66	$0.28
Discontinued operations	(0.11)	(0.01)

Net income	$0.55	$0.27

Diluted
Continuing operations	$0.66	$0.28
Discontinued operations	(0.11)	(0.01)

Net income	$0.55	$0.27

4.	Discontinued Operations

Our discontinued operations during the periods presented herein included (i) the 172-bed Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas; (ii) 189-bed Gulf Coast Medical Center in Biloxi, Mississippi; (iii) 79-bed Southwest Regional Medical Center in Little Rock, Arkansas; (iv) 80-bed Lee Regional Medical Center in Pennington Gap, Virginia; (v) 133-bed Mountain View Regional Medical Center in Norton, Virginia; and (vi) certain other health care operations affiliated with those hospitals. As discussed at Note 6, our physician practices in North Carolina and South Carolina will be transitioned to Novant Health, Inc. or one of its affiliates on or before July 31, 2008 and, accordingly, discontinued operations also included those entities.

We closed Gulf Coast Medical Center (“GCMC”) on January 1, 2008 and are currently exploring various disposal alternatives for GCMC’s tangible long-lived assets, which primarily consist of property, plant and equipment. We are also evaluating various alternatives to divest Southwest Regional Medical Center and the Woman’s Center at Dallas Regional Medical Center (the “Center”) but the timing of such divestitures has not yet been determined. During our evaluative process, we concluded that the estimated fair value of the Center’s long-lived assets, less costs to sell, was lower than its net book value at March 31, 2008. Accordingly, we recorded a long-lived asset and goodwill impairment charge of $23.1 million during the three months ended March 31, 2008 to reduce the Center’s long-lived assets to their estimated net realizable value and write-off all of the Center’s allocated goodwill. The decision to dispose of the Center primarily resulted from significant financial losses at the facility and our intention to focus financial resources on Dallas Regional Medical Center at Galloway, our 176-bed general acute care hospital in Mesquite, Texas.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Discontinued Operations (continued)

On July 31, 2007, we completed the sale of the two abovementioned Virginia hospitals. The selling price, which was paid in cash, was $70.0 million, plus a working capital adjustment.

The operating results of discontinued operations are included in our consolidated financial statements up to the date of disposition. Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial position, operating results and cash flows of the aforementioned entities have been presented as discontinued operations in the interim condensed consolidated financial statements. Assets of discontinued operations in the condensed consolidated balance sheets consisted of long-lived assets (principally property, plant and equipment) and goodwill. The underlying details of discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net revenue	$20,539	$58,432

Operating expenses:
Salaries and benefits	19,670	33,583
Provision for doubtful accounts	4,659	6,135
Depreciation and amortization	1,476	2,386
Other operating expenses	9,197	21,025
Long-lived asset and goodwill impairment charge	23,100	—

Total operating expenses	58,102	63,129

Loss from operations	(37,563)	(4,697)
Other expenses, net	(7,880)	(31)
Gains (losses) on sales of property, plant and equipment, net	166	(7)

Loss before minority interest and income taxes	(45,277)	(4,735)
Minority interest in the loss of a consolidated entity	—	519

Loss before income taxes	(45,277)	(4,216)
Income tax benefit	17,545	1,635

Loss from discontinued operations	$(27,732)	$(2,581)

5.	Recent and Pending Accounting Pronouncements

Fair Value Measurements. During September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. The changes resulting from the application of this new accounting pronouncement primarily relate to the definition of fair value and the methods used to measure fair value. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within the year of adoption. However, the FASB subsequently deferred SFAS No. 157 for one year insofar as it relates to certain non-financial assets and liabilities.

We adopted SFAS No. 157 on January 1, 2008, except for the provisions relating to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 for our financial assets and liabilities that are carried at fair value on a recurring basis did not have a material impact on our financial position or results of operations. Non-financial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include (i) those measured at fair value in goodwill impairment testing, (ii) tangible and intangible long-lived assets measured at fair value for impairment testing and (iii) those initially measured at fair value in a business combination. We are currently evaluating the impact of adopting the provisions of SFAS No. 157 on January 1, 2009 as it relates to our non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Recent and Pending Accounting Pronouncements (continued)

SFAS No. 157 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes the following three levels of inputs that may be used:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of our financial assets (liabilities) as of March 31, 2008 (in thousands).

	Level 1	Level 2	Level 3
Available-for-sale securities	$15,847	$—	$—
Interest rate swap contract	—	(202,241)	—

Totals	$15,847	$(202,241)	$—

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

Among other things, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize (i) all (and only) assets acquired, liabilities assumed and noncontrolling interests of acquired businesses; (ii) contingent consideration arrangements at their acquisition date fair values (subsequent changes in fair value are generally reflected in earnings); (iii) acquisition-related transaction costs as expense when incurred; and (iv) non-contractual contingencies at fair value on the acquisition date if they meet the “more likely than not” threshold. Additionally, SFAS No. 141(R) establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed. Disclosure of the information necessary to evaluate and understand the nature and financial effects of a business combination must also be provided.

Among other things, SFAS No. 160 requires entities to report (i) noncontrolling (minority) interests as equity in their consolidated financial statements; (ii) earnings attributable to noncontrolling interests as part of consolidated earnings and not as a separate component of income or expense; and (iii) attribution of losses to the noncontrolling interest, even when those losses exceed the noncontrolling interest in the equity of the subsidiary. SFAS No. 160 also provides guidance for deconsolidation and noncontrolling interest acquisition/disposition transactions that differs significantly from current accounting practice.

We are required to adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. Due to the recent issuance of such accounting guidance and the complex analyses required thereunder, we have not yet determined the impact thereof on our consolidated financial statements.

Convertible Debt Instruments. On August 31, 2007, the FASB exposed for comment Proposed FASB Staff Position
APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “Exposure Draft”), which would, among other things, require issuers of certain convertible debt instruments to separately account for the liability and equity components thereof and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. If adopted, the Exposure Draft would require retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on periods prior to those presented being recognized as of the beginning of the first period presented.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Recent and Pending Accounting Pronouncements (continued)

In light of issues raised by comment letter respondents, the FASB redeliberated the guidance in the Exposure Draft on March 26, 2008. However, other than modifying the effective date of the Exposure Draft, the FASB effectively reaffirmed the accounting guidance that was originally proposed. A vote on an updated Exposure Draft will be held by the FASB on a future date that has not yet been determined. The Exposure Draft’s new proposed effective date would be the first reporting period beginning after December 15, 2008, including interim periods within the year of adoption. Due to the complex analyses required, we have not yet determined the impact that the proposed accounting guidance set forth in the Exposure Draft would have on our consolidated financial statements if it were to be adopted in its current form.

6.	Other Significant Matters

Joint Venture Activity. Since January 1, 2007, we have established joint ventures in regard to the general acute care hospitals identified in the table below. As a result, the joint ventures now own/lease and operate those hospitals. Local physicians and/or other health care organizations own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We continue to own a majority of the equity interests in each of the joint ventures and maintain management control of each hospital’s day-to-day operations.

Hospital	Location of Hospital	Inception Date of Joint Venture
Riverview Regional Medical Center	Gadsden, Alabama	January 23, 2007

Williamson Memorial Hospital	Williamson, West Virginia	December 1, 2007

Midwest Regional Medical Center	Midwest City, Oklahoma	February 1, 2008

Various (1)	North Carolina and South Carolina	March 31, 2008

(1)	On March 31, 2008, an affiliate of Novant Health, Inc. (“Novant”) paid us $300.0 million for (i) a 27% equity interest in a limited liability company that owns/leases and operates our seven general acute care hospitals in North Carolina and South Carolina and (ii) certain property, plant and equipment of the physician practices that are affiliated with those hospitals. After considering approximately $84.1 million of goodwill allocated to the North Carolina and South Carolina hospitals, this transaction yielded a pre-tax gain from continuing operations of $203.4 million and a nominal impact on discontinued operations. On or before July 31, 2008, Novant or one of its affiliates will assume full operational and fiscal responsibility for the aforementioned physician practices; however, we will partially subsidize the losses, if any, of such physician practices for a period of up to three years in an amount not to exceed $4.0 million per annum, subject to offset in certain circumstances. Accordingly, discontinued operations for the three months ended March 31, 2008 included a charge of approximately $7.9 million for the present value of our estimated physician practice subsidy payments.

Net Revenue, Accounts Receivable and Allowance for Doubtful Accounts. As a result of our settlement of a class action lawsuit that involved billings to uninsured patients, we began discounting gross charges to uninsured patients for non-elective procedures by 60% in February 2007 (no such discounts were previously provided). In connection with this change, we recorded approximately $153.4 million and $112.1 million of uninsured self-pay patient revenue discounts during the three months ended March 31, 2008 and 2007, respectively. Concurrent with our new discounting policy, we also modified our allowance for doubtful accounts reserve policy for self-pay patients whereby self-pay accounts receivable were initially reserved at 60% on the date the services were rendered. However, as a result of (i) a subsequent cash collection analysis that evaluated the adequacy of the February 2007 self-pay reserve policy modification and (ii) continued deterioration in our self-pay accounts receivable balances, we concluded that it was necessary to reserve a greater portion of self-pay accounts receivable. Accordingly, effective June 30, 2007, we revised our policy for self-pay patients to increase our reserves for those accounts that are aged less than 300 days from the date that the services were rendered.

Physician and Physician Group Guarantees. We are committed to providing financial assistance pursuant to certain recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that our hospitals serve. At March 31, 2008, we were committed to non-cancelable guarantees of approximately $33.0 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s or physician group’s private practice during the contractual measurement periods, which generally do not exceed one year. We believe that the recorded liability for physician and physician group guarantees of approximately $10.5 million at March 31, 2008 is adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Other Significant Matters (continued)

Long-Term Incentive Compensation. On March 11, 2008, we discontinued the long-term restricted stock contingent compensation program that was originally implemented in 2006 (the “2006 Program”) and our longstanding contingent stock incentive award program, replacing them with a new long-term contingent incentive compensation program (the “2008 Program”). The 2008 Program, which is effective for the year ending December 31, 2008, provides for contingent long-term incentive compensation in the form of cash payments and equity awards. Participants in the 2008 Program have a long-term incentive target that is predicated on base salary. Targeted incentive compensation amounts will be awarded annually as follows: (i) one-third in restricted stock that vests based on service, (ii) one-third in restricted stock that vests based on the satisfaction of performance criteria and (iii) one-third in cash based on satisfaction of the same performance criteria. The predetermined performance criteria that will be reviewed annually for vesting purposes are (i) our common stock price and (ii) an operational fiscal measure that is defined in the grant award. Each criterion represents one-half of the contingent performance-based awards subject to vesting. Full vesting of awards under the 2008 Program also requires continuous employment with us over a four-year period following the date such shares were granted.

All 2008 Program awards will be granted under our 1996 Executive Incentive Compensation Plan. Effective March 11, 2008, the Compensation Committee of our Board of Directors granted the first annual awards under the 2008 Program, which included, among other things, approximately 961,000 shares of restricted stock. During March 2008, approximately 29,000 shares of restricted stock under the 2006 Program vested based on the satisfaction of one of the performance criteria for the year ended December 31, 2007. The subsequent discontinuance of the 2006 Program resulted in the forfeiture of approximately 123,000 shares of restricted stock that were otherwise available under that program.

7.	Contingencies

Class Action Lawsuits:

Stockholder Actions. On or about August 2, 2007, Health Management Associates, Inc. (referred to as “HMA” for Note 7 purposes) and certain of its executive officers and directors were named as defendants in an action entitled Cole v. Health Management Associates, Inc. et al. (No. 2:07-CV-0484) (the “Cole Action”), which was filed in the United States District Court for the Middle District of Florida, Fort Myers Division (the “Florida District Court”). This action purports to be brought on behalf of a class of stockholders who purchased HMA’s common stock during the period January 17, 2007 through July 30, 2007. The plaintiff alleges, among other things, that HMA violated Section 10(b) of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements in certain disclosures regarding its provision for doubtful accounts related to self-pay patients. Three identical purported stockholder class action complaints were subsequently filed in the Florida District Court. One of the three plaintiffs voluntarily dismissed its complaint without prejudice and the two other plaintiffs consolidated their complaints with the Cole Action. In addition, three other purported stockholders who did not file complaints filed motions to be appointed as the lead plaintiff; however, one of the plaintiffs subsequently withdrew its motion. The Florida District Court has not yet determined which plaintiff or other person will be designated as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Contingencies (continued)

Three similar purported ERISA class action complaints were subsequently filed in the Florida District Court during October and November 2007. The plaintiff in the first complaint (Freeman v. Health Management Associates, Inc. et al. (No. 2:07-CV-00673)) brought an action against HMA, its directors, ten unidentified members of the Plan's Retirement Committee and ten unidentified defendants who had the responsibility for selecting the Plan’s investment funds and monitoring the performance of those funds. The plaintiffs in the second and third complaints each brought their actions against HMA, the Plan's Retirement Committee and thirty unidentified members of the Plan's Retirement Committee who were employees and senior executives at HMA. These latter two actions are entitled O’Connor v. Health Management Associates, Inc. et al. (No. 2:07-CV-00683) and DeCosmo v. Health Management Associates, Inc. et al. (No. 2:07-CV-00741). Plaintiffs in the Ingram, Freeman and O’Connor actions moved to consolidate their actions and be appointed as joint lead plaintiffs; however, the Florida District Court has not yet ruled on this motion.

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

Derivative Action. On August 28, 2007, HMA’s directors, three of its executive officers and HMA, as a nominal defendant, were named as defendants in a putative shareholder derivative action entitled Martens v. Health Management Associates, Inc. et al. (C.A. 07-2957), which was filed in the Circuit Court of the 20th Judicial Circuit in Collier County, Florida, Civil Division. The plaintiff’s claims are based on the same factual allegations as the abovementioned class actions. Additionally, the plaintiff alleges that HMA’s payment of a special cash dividend of $10.00 per share of common stock in March 2007 was wasteful. The plaintiff has asserted, among other things, claims for breach of fiduciary duty, abuse of control, mismanagement, waste and unjust enrichment. The plaintiff seeks, among other things, (i) unspecified monetary damages and restitution from the officers and directors, (ii) modifications to HMA’s governance and internal control and (iii) an award for attorney fees and expenses. On December 10, 2007, the defendants moved to dismiss the original complaint for failure to (i) state a claim and (ii) make the required pre-lawsuit demand on HMA’s Board of Directors or plead facts excusing such demand. On April 11, 2008, while the motion to dismiss the first complaint was still pending, the plaintiff filed an amended complaint that is very similar to the original complaint. The defendants intend to seek dismissal of the amended complaint on the same grounds that were raised in their December 2007 motion.

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

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe we breached a confidentiality agreement. Accordingly, we consider the lawsuit filed by the Ascension subsidiaries to be without merit and we intend to vigorously defend HMA against the allegations.

General. As it is not possible to estimate the ultimate loss, if any, relating to the abovementioned lawsuits, no loss accruals have been recorded for these matters at March 31, 2008 or December 31, 2007. We are also a party to various other legal actions arising out of the normal course of our business; however, we believe that the ultimate resolution of such actions will not have a material adverse effect on us.

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

Results of Operations

Overview

On March 31, 2008, Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) operated 58 hospitals with a total of 8,269 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1. Other than (i) a 2008 long-lived asset and goodwill impairment charge and (ii) a 2008 charge for the estimated cost of partially subsidizing certain third party physician practice losses, such discontinued operations were not material to our consolidated results of operations during the periods presented herein.

During the three months ended March 31, 2008, which we refer to as the 2008 Period, we experienced net revenue growth over the three months ended March 31, 2007, which we refer to as the 2007 Period, of approximately 4.1%. Such growth primarily resulted from (i) our de novo general acute care hospital that opened on February 5, 2007, (ii) favorable case mix trends and (iii) improvements in reimbursement rates. Income from continuing operations and diluted earnings per share from continuing operations increased approximately $94.0 million and $0.38, respectively, during the 2008 Period when compared to the 2007 Period. These increases were due to an after-tax gain of approximately $124.5 million on the sale of a 27% minority equity interest in our seven general acute care hospitals in North Carolina and South Carolina. Excluding such gain, our income from continuing operations and diluted earnings per share from continuing operations decreased approximately $30.5 million and $0.13, respectively, when compared to the 2007 Period. The primary factors causing this year-over-year decline in profitability were higher interest costs and increases in the provision for doubtful accounts and depreciation and amortization expense.

At our hospitals that were in operation during all of the 2008 Period and the 2007 Period, which we refer to as same hospitals, emergency room visits and hospital admissions increased approximately 6.3% and 0.4%, respectively; however, corresponding same hospital surgical volume declined by 0.8%. We have implemented corrective action plans at certain hospitals to improve operating trends, including hiring new management teams, modifying physician employment agreements, renegotiating payor contracts and initiating patient, physician and employee satisfaction surveys. Furthermore, we have taken the initial steps that we believe are necessary to achieve industry leadership in clinical quality. With our new clinical affairs leaders to support this critical quality initiative, we are now measuring the appropriate performance objectives, increasing accountability for achieving those objectives and recognizing the leaders whose quality indicators and clinical outcomes demonstrate improvement. Additionally, we continue to invest significant resources in physician recruitment and capital projects at our hospitals to address the needs of the communities that they serve. We believe that our strategic initiatives will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions.

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net revenue during the 2008 Period and the 2007 Period generated on an outpatient basis. Recognizing the importance of these services, we have improved our health care facilities to meet the outpatient needs of the communities that they serve. We have also invested substantial capital in our hospitals and clinics during the past several years, resulting in improvements and enhancements to our diagnostic imaging and ambulatory surgical services. As a result of these factors, our same hospital adjusted admissions, which adjusts admissions for outpatient volume, increased approximately 1.2% during the 2008 Period when compared to the 2007 Period.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. Although this general industry trend has affected us, our same hospital self-pay admissions as a percent of total admissions declined from approximately 6.6% during the 2007 Period to 6.3% during the 2008 Period. Additionally, same hospital self-pay admissions as a percent of total admissions declined 90 basis points during the 2008 Period when compared to the three months ended December 31, 2007. There can be no assurances that these favorable self-pay admission trends will continue. We regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

Critical Accounting Policies and Estimates Update

There have been no material changes to our critical accounting policies and estimates during the 2008 Period. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 for recent and pending accounting pronouncements that may affect us in future periods.

2008 Period Compared to the 2007 Period

The tables below summarize our operating results for the 2008 Period and the 2007 Period.

	Three Months Ended March 31,
	2008		2007
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$1,152,572	100.0%	$1,107,336		100.0%
Operating expenses:
Salaries and benefits	467,803	40.6	432,846		39.1
Supplies	156,873	13.6	153,877		13.9
Provision for doubtful accounts	128,970	11.2	118,808		10.7
Depreciation and amortization	57,458	5.0	50,297		4.5
Rent expense	22,135	1.9	20,424		1.8
Other operating expenses	195,173	16.9	186,661		16.9

Total operating expenses	1,028,412	89.2	962,913		86.9

Income from operations	124,160	10.8	144,423		13.1
Other income (expense):
Gains on sales of assets, net	203,320	17.6	673		0.1
Interest expense	(62,204)	(5.4)	(33,242)		(3.0)
Write-offs of deferred financing costs	(629)	(0.1)	(761)		(0.1)

Income from continuing operations before minority interests and income taxes	264,647	22.9	111,093		10.1
Minority interests in earnings of consolidated entities	(800)	(0.1)	(690)		(0.1)

Income from continuing operations before income taxes	263,847	22.8	110,403		10.0
Provision for income taxes	(102,239)	(8.8)	(42,783)		(3.9)

Income from continuing operations	$161,608	14.0%	$67,620		6.1%

	Three Months Ended March 31,				Percent
	2008	2007	Change		Change
Same Hospitals
Occupancy	51.0%	48.8%	220	bps*	n/a
Patient days	365,023	352,257	12,766		3.6%
Admissions	82,302	81,997	305		0.4%
Adjusted admissions	138,424	136,721	1,703		1.2%
Emergency room visits	356,202	335,101	21,101		6.3%
Surgeries	69,800	70,357	(557)		(0.8)%
Outpatient revenue percent	47.1%	48.3%	(120)	bps	n/a
Inpatient revenue percent	52.9%	51.7%	120	bps	n/a

Total Hospitals
Occupancy	51.0%	48.7%	230	bps	n/a
Patient days	369,659	354,335	15,324		4.3%
Admissions	83,551	82,531	1,020		1.2%
Adjusted admissions	140,324	137,571	2,753		2.0%
Emergency room visits	363,041	338,548	24,493		7.2%
Surgeries	70,527	70,615	(88)		(0.1)%
Outpatient revenue percent	47.1%	48.4%	(130)	bps	n/a
Inpatient revenue percent	52.9%	51.6%	130	bps	n/a

*	basis points

Net revenue during the 2008 Period was approximately $1,152.6 million as compared to $1,107.3 million during the 2007 Period. This change represented an increase of $45.3 million or 4.1%. Same hospitals provided approximately $33.7 million, or 74.4%, of the increase in net revenue as a result of increases in emergency room visits, patient days and reimbursement rates and favorable case mix trends. The remaining $11.6 million increase was primarily attributable to Physicians Regional Medical Center—Collier Boulevard, our de novo general acute care hospital that opened on February 5, 2007.

Net revenue per adjusted admission at our same hospitals increased approximately 1.8% during the 2008 Period as compared to the 2007 Period. Contributing factors to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2008 Period grew 50 basis points to 11.2% of net revenue compared to 10.7% of net revenue during the 2007 Period. Such increase was primarily attributable to the effects of the accounting policy modifications discussed under the heading “Net Revenue, Accounts Receivable and Allowance for Doubtful Accounts” at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, is important because it provides us with key information regarding the level of patient care for which we do not receive remuneration. During the 2008 Period and the 2007 Period, such percentage was determined to be 22.7% and 20.3%, respectively. As a result of the net revenue, accounts receivable and allowance for doubtful accounts policy modifications discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, the Uncompensated Patient Care Percentage for the 2008 Period is more readily comparable to the three months ended December 31, 2007, which was 23.9%. The 120 basis point decrease during the 2008 Period when compared to the three months ended December 31, 2007 reflects, among other things, declining uninsured and underinsured patient activity.

Salaries and benefits as a percent of net revenue increased to 40.6% during the 2008 Period from 39.1% during the 2007 Period. Same hospital salaries and benefits increased from 37.6% of net revenue during the 2007 Period to 39.2% during the 2008 Period. These increases were primarily due to routine salary and wage increases during the 2008 Period.

Depreciation and amortization as a percent of net revenue increased from 4.5% during the 2007 Period to 5.0% during the 2008 Period. This increase primarily resulted from 2007 calendar year capital expenditures for renovation and expansion projects at certain of our facilities and our de novo hospital construction. Additionally, the intangible assets from our physician and physician group guarantees generated approximately $0.8 million of incremental amortization expense during the 2008 Period.

During the 2008 Period, we recorded a gain of approximately $203.4 million on the sale of a minority equity interest. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding this transaction and other related matters.

Interest expense increased from approximately $33.2 million during the 2007 Period to $62.2 million during the 2008 Period. Such increase was primarily attributable to borrowings of $2.75 billion in connection with the recapitalization of our balance sheet on March 1, 2007, partially offset by reduced interest costs during the 2008 Period under our revolving credit agreements. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

In connection with the termination of our predecessor revolving credit agreement and redemptions of certain convertible debt securities, we wrote off approximately $0.8 million of deferred financing costs during the 2007 Period. As a result of a mandatory annual excess cash flow payment under our new senior secured credit facilities, approximately $0.6 million of deferred financing costs were written off during the 2008 Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Our effective income tax rates were approximately 38.7% and 38.8% during the 2008 Period and the 2007 Period, respectively.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Below is a summary of our recent cash flow activity (in thousands).

	Three Months Ended March 31,
	2008	2007
Sources (uses) of cash and cash equivalents:
Operating activities	$145,128	$77,540
Investing activities	(48,470)	(52,973)
Financing activities	238,980	9,954
Discontinued operations	(4,757)	(2,760)

Net increase in cash and cash equivalents	$330,881	$31,761

Operating Activities

Our cash flows from continuing operating activities increased approximately $67.6 million, or 87.2%, during the 2008 Period when compared to the 2007 Period. This increase primarily related to (i) refunds of federal and state income taxes aggregating approximately $42.3 million during the 2008 Period, as compared to $37.2 million of income tax payments during the 2007 Period, and (ii) favorable year-over-year changes in the timing of payments of accrued expenses and other current liabilities. These cash flow items were partially offset by higher interest payments during the 2008 Period.

Investing Activities

Cash used in investing activities during the 2008 Period consisted primarily of (i) approximately $46.8 million for additions to property, plant and equipment, which principally consisted of renovation and expansion projects at certain of our facilities and (ii) an increase in restricted funds of $2.9 million. Offsetting these cash outlays were cash receipts of $3.5 million from the sale of discontinued operations (consisting of the property, plant and equipment of our physician practices in North Carolina and South Carolina). See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations.

Cash used in investing activities during the 2007 Period consisted primarily of (i) approximately $68.8 million for additions to property, plant and equipment, which principally consisted of renovation and expansion projects at certain of our facilities and capital expenditures for completion of the construction of Physicians Regional Medical Center—Collier Boulevard, and (ii) an increase in restricted funds of $2.8 million. Offsetting these cash outlays were cash receipts of approximately $18.6 million from sales of property, plant and equipment and insurance recoveries. Insurance proceeds have generally been used for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

Financing Activities

Cash provided by financing activities during the 2008 Period included investments by minority shareholders of approximately $302.9 million. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding minority equity investments. During the 2008 Period, we made approximately $62.1 million of principal payments on long-term debt and capital lease obligations, including a $47.7 million mandatory annual excess cash flow payment under the Term Loan (as described below), and we paid $1.8 million in distributions to minority shareholders.

Cash provided by financing activities during the 2007 Period included (i) net cash proceeds of approximately $2,706.6 million from borrowings under the Credit Facilities (as defined below) in order to finance our special cash dividend on March 1, 2007 and repay $275.0 million under our predecessor revolving credit agreement, (ii) cash proceeds from exercises of stock options of $23.0 million and (iii) investments by minority shareholders of $7.7 million. In addition to approximately $300.4 million of principal payments on long-term debt and capital lease obligations, which included the predecessor revolving credit agreement payment and redemptions of certain convertible debt securities, cash used by financing activities during the 2007 Period also included the payment of our special cash dividend in the aggregate amount of $2,425.2 million and payments for financing costs of $1.9 million.

Discontinued Operations

The cash used in operating our discontinued operations during the 2008 Period and the 2007 Period was approximately $4.8 million and $2.8 million, respectively. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations.

Days Sales Outstanding

Days sales outstanding, or DSO, is calculated by dividing quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 51 days at both March 31, 2008 and December 31, 2007.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that carrybacks, reversals of existing taxable temporary differences and future taxable income will allow us to realize the deferred tax assets that are recognized in our condensed consolidated balance sheets.

Capital Resources

Sales of Assets and Related Activities

Part of our plan to enhance cash flow during 2008 and beyond includes sales of (i) hospitals and other health care business units that no longer meet our long-term strategic objectives, (ii) certain hospital assets and (iii) the residual assets of our discontinued operations. Additionally, we are considering joint venture opportunities at certain of our hospitals to supplement our cash flow. These potential transactions are collectively referred to herein as our “Strategic Transactions.” As discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, we completed a Strategic Transaction with Novant Health, Inc. during the 2008 Period. There can be no assurances that we will successfully initiate and close any additional Strategic Transactions on satisfactory terms, if at all, or that any future Strategic Transactions will not cause us to recognize a loss in our consolidated financial statements.

Credit Facilities

Senior Secured Credit Facilities. On March 1, 2007, we completed a recapitalization of our balance sheet (the “Recapitalization”) wherein we entered into agreements for $3.25 billion in new variable rate senior secured credit facilities (the “Credit Facilities”) that closed on February 16, 2007. The Credit Facilities were initially used to fund a special cash dividend of approximately $2.43 billion and repay all amounts outstanding under our predecessor revolving credit agreement (i.e., $275.0 million). The Credit Facilities consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Recapitalization and the Credit Facilities are discussed in further detail at Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1.

The Term Loan requires (i) quarterly principal payments to amortize 1% of the loan’s original face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual excess cash flow, as such term is defined in the loan agreement. The annual excess cash flow generated during the year ended December 31, 2007 that we were required to repay during the 2008 Period was approximately $47.7 million. During the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is generally payable quarterly in arrears, utilizes LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. Pursuant to the requirements of the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract during 2007, which provides for us to pay a fixed interest rate of 6.7445% on the notional amount of the interest rate swap contract for the seven-year term of the Term Loan. At March, 31, 2008, approximately $22.0 million of the Term Loan was not covered by the interest rate swap contract and, accordingly, such amount is subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 4.4% on both March 31, 2008 and May 2, 2008).

Although there were no amounts outstanding under the Revolving Credit Agreement on May 2, 2008, standby letters of credit in favor of third parties of approximately $41.6 million reduced the amount available for borrowing thereunder to $458.4 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 4.6% on May 2, 2008.

Pursuant to the terms and conditions of the Credit Facilities, the manner in which we can redeem some or all of the 2023 Notes (as described below under the heading “Convertible Debt Securities”) is limited. Should we use future proceeds from the Credit Facilities for such a redemption, we must meet certain financial ratios and, in some circumstances, we must maintain a specified minimum availability under the Revolving Credit Agreement. If we elect to borrow funds other than under the Credit Facilities or issue equity securities in order to fund a redemption of some or all of the 2023 Notes, we will be subject to separate requirements, including, among other things, a requirement that we maintain compliance with certain financial ratios. Furthermore, as set forth under the Credit Facilities, such additional borrowed funds must be in the form of either permitted subordinated indebtedness or permitted senior unsecured indebtedness.

We intend to fund the Term Loan’s quarterly interest payments, required annual principal payments of $27.5 million and mandatory annual excess cash flow payments, if any, with available cash balances, cash provided by operating activities, cash proceeds from our Strategic Transactions and/or borrowings under the Revolving Credit Agreement.

Promissory Demand Note. We maintain a $20.0 million unsecured Demand Promissory Note in favor of a bank that is to be used as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the Demand Promissory Note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest outstanding under the Demand Promissory Note will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. The Demand Promissory Note’s effective interest rate on May 2, 2008 was approximately 3.6%; however, there were no amounts outstanding thereunder on such date.

Convertible Debt Securities

At March 31, 2008, approximately $574.7 million of our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”) was outstanding. On June 30, 2006, the indenture that governs the 2023 Notes was modified to require us to make aggregate cash payments to the noteholders equal to 4.375% per annum of the principal face amount of the outstanding 2023 Notes, in arrears, on February 1 and August 1 of each year.

Holders of the 2023 Notes may require us to repurchase all or a portion of their notes on August 1, 2008 for a cash purchase price equal to 100% of the note’s principal face amount, plus accrued and unpaid interest. Following the announcement of the Recapitalization, our credit ratings were downgraded, which constituted a triggering event under the 2023 Notes and caused such notes to become immediately convertible at the discretion of the noteholders. Subsequent to March 31, 2008, no holders of the 2023 Notes have indicated to us an intent to convert their notes. Should some or all of the 2023 Notes convert or if we are required to repurchase some or all of the notes on August 1, 2008, we intend to fund such transactions with available cash balances, cash provided by operating activities, cash proceeds from our Strategic Transactions, borrowings under the Revolving Credit Agreement and/or the issuance of new debt securities.

Debt Covenants

The Credit Facilities and the indentures governing the 2023 Notes and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At March 31, 2008, we were in compliance with the financial and other covenants contained in those debt agreements. Although there can be no assurances, we believe that we will continue to comply with such debt covenants. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could subject us to higher interest and financing costs on our debt obligations.

Dividends

As part of the Recapitalization, our Board of Directors declared a special cash dividend, payable on March 1, 2007, of $10.00 per share of common stock, or approximately $2.43 billion in the aggregate. In light of the special cash dividend, we indefinitely suspended all future dividend payments. Additionally, the Credit Facilities restrict our ability to pay cash dividends.

Standby Letters of Credit

On May 2, 2008, we maintained approximately $41.6 million of standby letters of credit in favor of third parties with various expiration dates through October 31, 2008. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolving Credit Agreement.

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

A number of hospital renovation and/or expansion projects were underway on March 31, 2008. We do not believe that any of these projects are individually significant or that they represent, in the aggregate, a substantial commitment of our resources. During the 2008 Period, we began site preparation work for a replacement hospital at our Monroe, Georgia location. We estimate that the cost of this replacement hospital, which we are contractually obligated to build, will range from $70 million to $80 million over the multi-year construction period.

Hospital Divestitures and Other

As more fully discussed at Note 4 to our Interim Condensed Consolidated Financial Statements in Item 1, we intend to divest (i) Southwest Regional Medical Center, a general acute care hospital in Little Rock, Arkansas, and certain affiliated health care operations, (ii) Gulf Coast Medical Center, a general acute care hospital in Biloxi, Mississippi that we closed on January 1, 2008 and (iii) the Woman’s Center at Dallas Regional Medical Center, a specialty women’s hospital in Mesquite, Texas. However, the timing of such divestitures has not yet been determined.

We intend to use the proceeds from these divestitures, other Strategic Transactions that we may consummate and the recently completed Novant Health, Inc. transaction, as described at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, to fund operations and reduce our outstanding debt.

Contractual Obligations and Off-Balance Sheet Arrangements

During the 2008 Period, there were no material changes to the contractual obligations and off-balance sheet information provided by us in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007. Furthermore, we operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or results of operations or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements.

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

During the 2008 Period, there were no material changes to the quantitative and qualitative disclosures about market risks presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Descriptions of and updates to material legal proceedings to which Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) are a party are set forth at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6.	Exhibits.

See Index to Exhibits beginning on page 23 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: May 8, 2008	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10) Material Contracts

*10.1	Certain executive officer compensation information, previously filed on the Company’s Current Report on Form 8-K dated February 19, 2008, is incorporated herein by reference.

*10.2	Certain executive officer compensation information, including stock awards under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, as amended, previously filed on the Company’s Current Report on Form 8-K dated March 11, 2008, is incorporated herein by reference.

10.3	Contribution Agreement, dated as of March 31, 2008, between Health Management Associates, Inc., Carolinas Holdings, LLC, Carolinas JV Holdings, L.P., Novant Health, Inc. and Foundation Health Systems Corp.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.