Form 10-Q
period 2008-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2008-08-08
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 1, 2008, 244,361,600 shares of the registrant’s Class A common stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$1,105,299	$1,064,104	$2,257,871	$2,171,440
Operating expenses:
Salaries and benefits	448,617	424,990	916,420	857,836
Supplies	149,248	146,097	306,121	299,974
Provision for doubtful accounts	124,837	142,734	253,807	261,542
Depreciation and amortization	59,626	52,364	117,084	102,661
Rent expense	22,681	20,384	44,816	40,808
Other operating expenses	196,637	192,152	391,810	378,813

Total operating expenses	1,001,646	978,721	2,030,058	1,941,634

Income from operations	103,653	85,383	227,813	229,806

Other income (expense):
Gains on sales of assets, including minority equity interests, net	6,184	2,586	209,504	3,259
Interest expense	(58,656)	(61,625)	(120,860)	(94,867)
Refinancing and debt modification costs	(10,834)	—	(11,463)	(761)

Income from continuing operations before minority interests and income taxes	40,347	26,344	304,994	137,437
Minority interests in earnings of consolidated entities	(5,385)	(217)	(6,185)	(907)

Income from continuing operations before income taxes	34,962	26,127	298,809	136,530
Provision for income taxes	(13,039)	(10,131)	(115,278)	(52,914)

Income from continuing operations	21,923	15,996	183,531	83,616
Loss from discontinued operations, net of income taxes	(9,526)	(4,090)	(37,258)	(6,671)

Net income	$12,397	$11,906	$146,273	$76,945

Earnings (loss) per share:
Basic
Continuing operations	$0.09	$0.07	$0.75	$0.35
Discontinued operations	(0.04)	(0.02)	(0.15)	(0.03)

Net income	$0.05	$0.05	$0.60	$0.32

Diluted
Continuing operations	$0.09	$0.07	$0.75	$0.34
Discontinued operations	(0.04)	(0.02)	(0.15)	(0.03)

Net income	$0.05	$0.05	$0.60	$0.31

Dividends per share	$—	$—	$—	$10.00

Weighted average number of shares outstanding:
Basic	243,268	242,355	243,229	242,016

Diluted	245,778	246,794	244,757	245,609

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$414,486	$123,987
Accounts receivable, net	624,122	627,879
Supplies, prepaid expenses and other assets	156,637	151,915
Prepaid and recoverable income taxes	6,162	84,155
Restricted funds	22,087	15,016
Deferred income taxes	35,663	36,318
Assets of discontinued operations	48,129	79,150

Total current assets	1,307,286	1,118,420

Property, plant and equipment	3,662,715	3,540,108
Accumulated depreciation and amortization	(1,256,788)	(1,136,362)

Net property, plant and equipment	2,405,927	2,403,746

Restricted funds	63,831	76,179
Goodwill	899,550	897,274
Deferred charges and other assets	139,289	148,300

Total assets	$4,815,883	$4,643,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$174,076	$162,138
Accrued expenses and other liabilities	253,870	237,496
Current maturities of long-term debt and capital lease obligations	320,103	197,798

Total current liabilities	748,049	597,432
Deferred income taxes	129,224	70,457
Long-term debt and capital lease obligations, less current maturities	3,266,580	3,566,569
Other long-term liabilities	310,213	308,210
Minority interests in consolidated entities	123,016	20,223

Total liabilities	4,577,082	4,562,891

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 278,664 and 277,184 shares issued at June 30, 2008 and December 31, 2007, respectively	2,787	2,772
Accumulated other comprehensive income (loss), net of income taxes	(55,391)	(57,860)
Additional paid-in capital	632,501	623,485
Retained earnings	217,979	71,706

	797,876	640,103
Treasury stock, 34,318 shares of common stock at cost	(559,075)	(559,075)

Total stockholders’ equity	238,801	81,028

Total liabilities and stockholders’ equity	$4,815,883	$4,643,919

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$146,273	$76,945
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	120,636	105,079
Provision for doubtful accounts	253,807	261,542
Stock-based compensation expense	8,732	9,860
Minority interests in earnings of consolidated entities	6,185	907
Gains on sales of assets, including minority equity interests, net	(209,504)	(3,259)
Losses on early extinguishment of debt	9,966	—
Write-offs of deferred financing costs	1,497	761
Long-lived asset impairment charge	921	—
Deferred income tax expense (benefit)	56,687	(42,058)
Changes in assets and liabilities of continuing operations:
Accounts receivable	(260,941)	(285,082)
Supplies, prepaid expenses and other current assets	(7,293)	389
Prepaid and recoverable income taxes and income taxes payable	100,773	38,958
Deferred charges and other long-term assets	965	(2,882)
Accounts payable	9,561	47,044
Accrued expenses and other current liabilities	12,047	(6,662)
Other long-term liabilities	(1,321)	16,207
Equity compensation excess income tax benefit	—	(273)
Loss from discontinued operations, net	37,258	6,671

Net cash provided by continuing operating activities	286,249	224,147

Cash flows from investing activities:
Acquisitions of minority interests and other	(2,420)	(36,127)
Additions to property, plant and equipment	(93,512)	(144,098)
Proceeds from sales of assets and insurance recoveries	7,334	21,937
Proceeds from the sale of discontinued operations	3,500	—
(Increase) decrease in restricted funds, net	2,780	(12,267)

Net cash used in continuing investing activities	(82,318)	(170,555)

Cash flows from financing activities:
Net proceeds from long-term borrowings	244,452	2,706,735
Principal payments on debt and capital lease obligations	(146,197)	(313,655)
Repurchases of convertible debt securities	(292,000)	—
Proceeds from exercises of stock options	—	24,719
Payments of financing costs	(88)	(3,277)
Cash investments by minority shareholders	302,938	8,456
Cash distributions to minority shareholders	(2,287)	(2,397)
Equity compensation excess income tax benefit	—	273
Payments of cash dividends	—	(2,425,217)

Net cash provided by (used in) continuing financing activities	106,818	(4,363)

Net increase in cash and cash equivalents before discontinued operations	310,749	49,229
Net decreases in cash and cash equivalents from discontiuned operations:
Operating activities	(19,893)	(2,570)
Investing activities	(311)	(2,711)
Financing activities	(46)	(350)

Net increase in cash and cash equivalents	290,499	43,598
Cash and cash equivalents at beginning of the period	123,987	66,814

Cash and cash equivalents at the end of the period	$414,486	$110,412

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

1.	Business, Basis of Presentation and Other

Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) provide health care services to patients in owned and leased facilities located primarily in the southeastern and southwestern United States. As of June 30, 2008, we operated 57 hospitals in 15 states with a total of 8,097 licensed beds. At such date, eighteen and ten of our hospitals were located in Florida and Mississippi, respectively. See Note 4 for information regarding our recently completed and pending divestitures, including the closure of one of our hospitals subsequent to June 30, 2008.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 4.

The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The interim condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited; however, such interim financial statements reflect all adjustments (only consisting of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Our results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business.

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

Total comprehensive income during the three and six months ended June 30, 2008 was approximately $78.1 million and $148.7 million, respectively. During the three and six months ended June 30, 2007, total comprehensive income was $48.4 million and $113.0 million, respectively. The differences between net income and total comprehensive income relate to after-tax changes in (i) the fair value of our interest rate swap contract and (ii) unrealized gains and losses of our available-for-sale securities. See Note 2 for information regarding our interest rate swap contract.

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

The following discussion of our long-term debt should be read in conjunction with Note 3 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our long-term debt consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Revolving credit facilities	$—	$—
Term Loan (as defined below)	2,593,625	2,729,375
1.50% Convertible Senior Subordinated Notes due 2023	278,139	565,089
6.125% Senior Notes due 2016	397,125	396,940
3.75% Convertible Senior Subordinated Notes due 2028	250,000	—
Installment notes and other unsecured long-term debt	9,973	11,628
Capital lease obligations	57,821	61,335

	3,586,683	3,764,367
Less current maturities	(320,103)	(197,798)

Long-term debt and capital lease obligations, less current maturities	$3,266,580	$3,566,569

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

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

The Credit Facilities consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual excess cash flow, as such term is defined in the loan agreement. The annual excess cash flow generated during the year ended December 31, 2007 that we repaid during the six months ended June 30, 2008 was approximately $47.7 million. Additionally, we also prepaid $75.3 million of principal under the Term Loan during the six months ended June 30, 2008.

In connection with the abovementioned Term Loan principal payments, approximately $1.5 million of deferred financing costs were written off during the six months ended June 30, 2008. Primarily due to the termination of our predecessor revolving credit agreement, we also wrote off approximately $0.8 million of deferred financing costs during the six months ended June 30, 2007. Such amounts are included in refinancing and debt modification costs in the interim condensed consolidated financial statements.

During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the Term Loan. The interest rate swap contract provides for us to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At June 30, 2008, the interest rate swap contract covered the entire outstanding balance of the Term Loan. We concluded that the interest rate swap contract has been a perfectly effective hedge instrument since its inception. Therefore, its increases in estimated fair value during the three and six months ended June 30, 2008 of approximately $110.4 million and $6.9 million, respectively, were recognized as a component of other comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The corresponding increases in the estimated fair value of the interest rate swap contract during the three and six months ended June 30, 2007 were approximately $55.4 million and $54.0 million, respectively.

Although there were no amounts outstanding under the Revolving Credit Agreement on August 1, 2008, standby letters of credit in favor of third parties of approximately $39.9 million reduced the amount available for borrowing thereunder to $460.1 million on such date.

Convertible Debt Securities. 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”). On May 21, 2008, we completed a private placement of $250.0 million of our 2028 Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933. After transaction-related costs, the sale of the 2028 Notes resulted in our receipt of net proceeds of approximately $244.3 million, which we used to repurchase certain of our 1.50% Convertible Senior Subordinated Notes due 2023 in the open market (see further discussion below).

The 2028 Notes are general unsecured obligations that are subordinated in right of payment to all of our existing and future senior indebtedness. The 2028 Notes mature on May 1, 2028 and bear interest at a fixed rate of 3.75% per annum, payable semi-annually in arrears on May 1 and November 1. We can redeem the 2028 Notes for cash at any time on or after May 1, 2014, in whole or in part, at a “Redemption Price” equal to 100% of the principal amount of the notes to be redeemed,

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

plus accrued but unpaid interest. Holders of the 2028 Notes have the right to require us to repurchase some or all of their notes for cash at the Redemption Price on May 1, 2014, May 1, 2018 and May 1, 2023. If we undergo a Fundamental Change (as such term is defined in the indenture governing the 2028 Notes) at any time prior to May 1, 2014, holders of the 2028 Notes will have the right to require us to repurchase some or all of their notes for cash at the Redemption Price.

Upon the occurrence of certain events, which are described below, the 2028 Notes become convertible into cash and, in select situations, shares of our common stock at a predetermined conversion rate that is subject to mandatory adjustment in some circumstances. The 2028 Notes are convertible at the option of the holders at the applicable “Conversion Rate” on any day prior to the scheduled trading day immediately preceding November 1, 2027 under the following circumstances: (i) if during any fiscal quarter after the quarter ending September 30, 2008 (and only during such fiscal quarter) the last reported sales price of our common stock for at least twenty trading days during the period of thirty consecutive trading days ending on the last trading day of the previous fiscal quarter is greater than or equal to 130% of the “Conversion Price” per share of our common stock on each such trading day; (ii) if we call the 2028 Notes for redemption; (iii) if during the five business-day period after any five consecutive trading day period (i.e., the measurement period) in which the trading price per note for each day of the measurement period is less than 98% of the product of the last reported sales price of our common stock and the applicable Conversion Rate on each such day; or (iv) upon the occurrence of specified corporate transactions, including, among other things, certain distributions to our stockholders. The 2028 Notes are also convertible at the option of the noteholders at any time from November 1, 2027 through the third scheduled trading day immediately preceding their maturity date.

Upon the issuance of the 2028 Notes on May 21, 2008, the Conversion Rate was initially set at 85.034 shares of our common stock per $1,000 principal amount of such notes. The corresponding Conversion Price was initially set at $11.76 per share of our common stock. Both the Conversion Rate and the Conversion Price are subject to mandatory adjustment upon the occurrence of certain events that are identified in the indenture governing the 2028 Notes. Noteholders are entitled to receive additional shares or cash upon the conversion of their notes if (i) the volume-weighted average price of our common stock during an Observation Period, as such term is defined in the indenture, is greater than the Conversion Price or (ii) certain Fundamental Changes occur prior to May 1, 2014.

The 2028 Notes are subject to various covenants that are described in an indenture that we entered into on May 21, 2008. The indenture also contains customary events of default and related cure provisions.

1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). During the three months ended June 30, 2008, we used the net proceeds from the sale of the 2028 Notes and cash on hand to repurchase $292.0 million of principal face amount 2023 Notes. Such notes were repurchased in the open market at 100% of their principal face amount, plus accrued and unpaid interest. In connection with these 2023 Note repurchases, we recorded losses on the early extinguishment of debt of approximately $10.0 million, which are included in refinancing and debt modification costs in the interim condensed consolidated financial statements.

Holders of the 2023 Notes had the right to require us to repurchase all or a portion of their notes on August 1, 2008 for a cash purchase price equal to 100% of the principal face amount of such notes, plus accrued and unpaid interest. Subsequent to June 30, 2008, we were required to repurchase substantially all of the outstanding 2023 Notes for approximately $288.7 million. The holders of 2023 Notes with a principal face value of $0.2 million did not require us to repurchase their notes and, accordingly, those notes remain outstanding. In connection with our repurchase of the 2023 Notes on August 1, 2008, we will record a loss on the early extinguishment of debt of approximately $9.5 million.

General. Based on our borrowing availability under the Revolving Credit Agreement and the provisions of SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, approximately $106.6 million of the 2023 Notes were classified as current liabilities at December 31, 2007. As a result of their repurchase on August 1, 2008, substantially all of the 2023 Notes were classified as current liabilities at June 30, 2008.

At June 30, 2008, we were in compliance with the financial and other covenants contained in our debt agreements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerators:
Income from continuing operations	$21,923	$15,996	$183,531	$83,616
Loss from discontinued operations	(9,526)	(4,090)	(37,258)	(6,671)

Net income	$12,397	$11,906	$146,273	$76,945

Denominators:
Denominator for basic earnings per share - weighted average number of outstanding common shares	243,268	242,355	243,229	242,016
Effect of dilutive securities:
Stock options and other stock-based compensation	2,510	4,438	1,528	3,592
Convertible debt securities	—	1	—	1

Denominator for diluted earnings per share	245,778	246,794	244,757	245,609

Earnings (loss) per share:
Basic
Continuing operations	$0.09	$0.07	$0.75	$0.35
Discontinued operations	(0.04)	(0.02)	(0.15)	(0.03)

Net income	$0.05	$0.05	$0.60	$0.32

Diluted
Continuing operations	$0.09	$0.07	$0.75	$0.34
Discontinued operations	(0.04)	(0.02)	(0.15)	(0.03)

Net income	$0.05	$0.05	$0.60	$0.31

4.	Discontinued Operations

Our discontinued operations during the periods presented herein included (i) the 172-bed Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas; (ii) 189-bed Gulf Coast Medical Center in Biloxi, Mississippi; (iii) 79-bed Southwest Regional Medical Center in Little Rock, Arkansas; (iv) 80-bed Lee Regional Medical Center in Pennington Gap, Virginia; (v) 133-bed Mountain View Regional Medical Center in Norton, Virginia; and (vi) certain other health care operations affiliated with those hospitals. As discussed at Note 6, our physician practices in North Carolina and South Carolina will be transitioned to Novant Health, Inc. or one of its affiliates during the quarter ending September 30, 2008 and, accordingly, discontinued operations also included those entities.

We closed Gulf Coast Medical Center, the Woman’s Center at Dallas Regional Medical Center (the “Center”) and Southwest Regional Medical Center on January 1, 2008, June 1, 2008 and July 15, 2008, respectively. Although we are currently evaluating various disposal alternatives for those hospitals’ tangible long-lived assets, which primarily consist of property, plant and equipment, the timing of such divestitures has not yet been determined. During our evaluative process, we concluded that the estimated fair value of the Center’s long-lived assets, less costs to sell, was lower than its net book value. Accordingly, we recorded a long-lived asset and goodwill impairment charge of $23.1 million during the six months ended June 30, 2008 to reduce the Center’s long-lived assets to their estimated net realizable value and write-off all of the Center’s allocated goodwill. The decision to dispose of the Center primarily resulted from significant financial losses at the facility and our intention to focus available resources on Dallas Regional Medical Center at Galloway, our 176-bed general acute care hospital in Mesquite, Texas.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Discontinued Operations (continued)

On July 31, 2007, we completed the sale of the two abovementioned Virginia hospitals. The selling price, which was paid in cash, was $70.0 million, plus a working capital adjustment.

The operating results of discontinued operations are included in our consolidated financial statements up to the date of disposition. Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial position, operating results and cash flows of the aforementioned entities have been presented as discontinued operations in the interim condensed consolidated financial statements. Assets of discontinued operations in the condensed consolidated balance sheets consisted of long-lived assets (principally property, plant and equipment) and goodwill. The table below sets forth the underlying details of discontinued operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$14,381	$60,771	$34,920	$119,203

Operating expenses:
Salaries and benefits	17,647	32,222	37,317	65,805
Provision for doubtful accounts	2,796	11,989	7,455	18,124
Depreciation and amortization	—	2,126	1,476	4,512
Other operating expenses	8,905	21,076	18,102	42,101
Long-lived asset and goodwill impairment charge	—	—	23,100	—

Total operating expenses	29,348	67,413	87,450	130,542

Loss from operations	(14,967)	(6,642)	(52,530)	(11,339)
Other expenses, net	(29)	(33)	(7,909)	(64)
Losses on sales of property, plant and equipment, net	(198)	—	(32)	(7)

Loss before minority interest and income taxes	(15,194)	(6,675)	(60,471)	(11,410)
Minority interest in the loss of a consolidated entity	—	—	—	519

Loss before income taxes	(15,194)	(6,675)	(60,471)	(10,891)
Income tax benefit	5,668	2,585	23,213	4,220

Loss from discontinued operations	$(9,526)	$(4,090)	$(37,258)	$(6,671)

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

We adopted SFAS No. 157 on January 1, 2008, except for the provisions relating to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 for our financial assets and liabilities that are carried at fair value on a recurring basis did not have a material impact on our financial position or results of operations. Non-financial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include (i) those items measured at fair value in goodwill impairment testing, (ii) tangible and intangible long-lived assets measured at fair value for impairment testing and (iii) those items initially measured at fair value in a business combination. We are currently evaluating the impact of adopting the provisions of SFAS No. 157 on January 1, 2009 as it relates to our non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of our financial assets (liabilities) as of June 30, 2008 (in thousands).

	Level 1	Level 2	Level 3
Available-for-sale securities	$15,262	$—	$—
Interest rate swap contract	—	(91,875)	—

Totals	$15,262	$(91,875)	$—

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

We are required to adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. The adoption of these accounting standards will not have a material impact on our financial position or results of operations; however, our consolidated financial statements will be modified to conform to the requirements set forth in SFAS No. 160.

Convertible Debt Instruments. On May 9, 2008, the FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which, among other things, requires issuers of certain convertible debt instruments to separately account for the liability and equity components thereof and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. APB 14-1 also requires retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on periods prior to those presented being recognized as of the beginning of the first period presented.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Recent and Pending Accounting Pronouncements (continued)

APB 14-1’s effective date is the first reporting period beginning after December 15, 2008, including interim periods within the year of adoption. Early adoption of APB 14-1 is prohibited. We estimate that this new accounting standard will adversely affect our diluted earnings per share by approximately $0.02 to $0.03 during the year ending December 31, 2009.

6.	Other Significant Matters

Joint Venture and Minority Interest Activity. Since January 1, 2007, we have established joint ventures in regard to the general acute care hospitals identified in the table below. As a result, the joint ventures now own/lease and operate those hospitals. Local physicians and/or other health care organizations own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each of the joint ventures and maintain management control of each hospital’s day-to-day operations. We continue to evaluate new joint venture opportunities and have several such transactions currently pending.

Hospital	Location of Hospital	Inception Date of Joint Venture
Riverview Regional Medical Center	Gadsden, Alabama	January 23, 2007

Williamson Memorial Hospital	Williamson, West Virginia	December 1, 2007

Midwest Regional Medical Center	Midwest City, Oklahoma	February 1, 2008

Multiple hospitals (1)	North Carolina and South Carolina	March 31, 2008

East Georgia Regional Medical Center	Statesboro, Georgia	July 1, 2008

(1)	On March 31, 2008, an affiliate of Novant Health, Inc. (“Novant”) paid us $300.0 million for (i) a 27% equity interest in a limited liability company that owns/leases and operates our seven general acute care hospitals in North Carolina and South Carolina and (ii) certain property, plant and equipment of the physician practices that are affiliated with those hospitals. After considering approximately $84.1 million of goodwill allocated to the North Carolina and South Carolina hospitals, this transaction yielded a pre-tax gain from continuing operations of $203.4 million and had a nominal impact on discontinued operations. During the quarter ending September 30, 2008, Novant or one of its affiliates will assume full operational and fiscal responsibility for the aforementioned physician practices; however, we will partially subsidize the losses, if any, of such physician practices for a period of up to three years in an amount not to exceed $4.0 million per annum, subject to offset in certain circumstances. Accordingly, discontinued operations for the six months ended June 30, 2008 included a charge of approximately $7.9 million for the present value of our estimated physician practice subsidy payments.

On April 16, 2007, we paid $32.0 million to a minority shareholder in order to acquire the 20% equity interests that we did not already own in each of the 176-bed Dallas Regional Medical Center at Galloway and the 172-bed Woman’s Center at Dallas Regional Medical Center. Both such hospitals are located in Mesquite, Texas and are now wholly owned by us. See Note 4 for information regarding the closure of the Woman’s Center at Dallas Regional Medical Center on June 1, 2008.

Divestiture. On May 30, 2008, we sold three home health agencies for a cash purchase price of approximately $6.8 million. This divestiture yielded a pre-tax gain of $6.2 million, which is included in gains on sales of assets in the interim condensed consolidated financial statements. Historically, the disposed home health agencies contributed nominally to our consolidated operating results.

Net Revenue, Accounts Receivable and Allowance for Doubtful Accounts. As a result of our settlement of a class action lawsuit that involved billings to uninsured patients, we began discounting gross charges to uninsured patients for non-elective procedures by 60% in February 2007 (no such discounts were previously provided). In connection with this change, we recorded approximately $149.7 million and $303.1 million of uninsured self-pay patient revenue discounts during the three and six months ended June 30, 2008, respectively. The corresponding discount amounts for the three and six months ended June 30, 2007 were approximately $147.7 million and $259.8 million, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Other Significant Matters (continued)

Concurrent with the new uninsured patient revenue discounting policy that is described in the preceding paragraph, our allowance for doubtful accounts reserve policy for self-pay patients was modified in February 2007 to initially reserve discounted self-pay accounts receivable at 60%. However, as a result of (i) a subsequent cash collection analysis that evaluated the adequacy of such self-pay reserve policy modification and (ii) continued deterioration in our self-pay accounts receivable balances, we concluded that it was necessary to reserve a greater portion of self-pay accounts receivable. Accordingly, effective June 30, 2007, we revised our policy for self-pay patients to increase the reserves for those accounts that are aged less than 300 days from the date that the services were rendered. As a result of this change in estimate, we increased our provisions for doubtful accounts from continuing operations and discontinued operations by approximately $39.0 million and $1.0 million, respectively, during the three and six months ended June 30, 2007, thereby reducing net income and diluted earnings per share by approximately $24.5 million and $0.10, respectively, during both such periods. We believe that this policy change pertaining to self-pay patient allowances for doubtful accounts appropriately addresses our risk of collection pertaining to the related accounts receivable balances. Over the past several years, we have not experienced similar adverse trends with respect to our other payors such as Medicare, Medicaid and managed care health plans.

Physician and Physician Group Guarantees. We are committed to providing financial assistance pursuant to certain recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that our hospitals serve. At June 30, 2008, we were committed to non-cancelable guarantees of approximately $27.2 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s or physician group’s private practice during the contractual measurement periods, which generally do not exceed one year. We believe that the recorded liability for physician and physician group guarantees of approximately $8.8 million at June 30, 2008 is adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

7.	Contingencies

Class Action Lawsuits

Stockholder Actions. On or about August 2, 2007, Health Management Associates, Inc. (referred to as “HMA” for Note 7 purposes) and certain of its executive officers and directors were named as defendants in an action entitled Cole v. Health Management Associates, Inc. et al. (No. 2:07-CV-0484) (the “Cole Action”), which was filed in the U.S. District Court for the Middle District of Florida, Fort Myers Division (the “Florida District Court”). This action was purportedly brought on behalf of a class of stockholders who purchased HMA’s common stock during the period January 17, 2007 through July 30, 2007. The plaintiff alleged, among other things, that HMA violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making false and misleading statements regarding its provision for doubtful accounts related to self-pay patients. Three other purported stockholders who did not file complaints filed motions to be appointed as the lead plaintiff but one of the plaintiffs subsequently withdrew its motion. On May 14, 2008, the Florida District Court designated the City of Ann Arbor Employees’ Retirement System as the lead plaintiff pursuant to the Private Securities Litigation Reform Act; however, the case will continue to be administered under the docket number assigned to the Cole Action. On July 31, 2008, the lead plaintiff filed a consolidated complaint, which is similar to the complaint filed in the Cole Action, naming HMA and three current and former officers and directors as defendants. The lead plaintiff asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and purports to represent a class of stockholders who purchased HMA’s common stock during the period January 17, 2007 through August 1, 2007.

ERISA Actions. On or about August 20, 2007, HMA and certain of its executive officers and directors were named as defendants in an action entitled Ingram v. Health Management Associates, Inc. et al. (No. 2:07-CV-00529), which was filed in the Florida District Court. This action purports to be brought as a class action on behalf of all participants in or beneficiaries of the Health Management Associates, Inc. Retirement Savings Plan (the “Plan”) during the period January 17, 2007 through August 20, 2007 and whose participant accounts included HMA’s common stock. The plaintiff alleges, among other things, that the defendants (i) breached their fiduciary responsibilities to Plan participants and their beneficiaries under the Employee Retirement Income Security Act of 1974 (“ERISA”) and neglected to adequately supervise the management and administration of the Plan, (ii) failed to communicate complete, full and accurate information regarding the Plan’s investments in HMA’s common stock and (iii) had conflicts of interest.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Contingencies (continued)

Three similar purported ERISA class action complaints were filed in the Florida District Court during October and November 2007. The plaintiff in the first complaint (Freeman v. Health Management Associates, Inc. et al. (No. 2:07-CV-00673)) brought an action against HMA, its directors, ten unidentified members of the Plan’s Retirement Committee and ten unidentified officers who were responsible for selecting the Plan’s investment funds and monitoring the performance of those funds. The plaintiffs in the second and third complaints each brought their actions against HMA, the Plan’s Retirement Committee and thirty unidentified members of the Plan’s Retirement Committee who were employees and senior executives at HMA. These latter two actions are entitled O’Connor v. Health Management Associates, Inc. et al. (No. 2:07-CV-00683) and DeCosmo v. Health Management Associates, Inc. et al. (No. 2:07-CV-00741).

On May 14, 2008, the Florida District Court granted the plaintiffs’ motion to consolidate the four abovementioned ERISA actions into the action entitled Ingram v. Health Management Associates, Inc. et al. (No. 2:07-CV-00529). Lead plaintiffs’ counsel in the consolidated action has not yet been designated by the Florida District Court nor has a deadline for filing a consolidated complaint been set.

Plaintiffs in the foregoing stockholder and ERISA class actions seek awards of unspecified monetary damages, attorneys’ fees and costs. In connection with the ERISA class actions, legal counsel for certain plaintiffs sent letters to the Plan’s Retirement Committee claiming that their preliminary calculations indicate the Plan suffered losses of at least $60 million. We intend to vigorously defend against all stockholder and ERISA class actions.

Derivative Action. On August 28, 2007, HMA’s directors, three of its executive officers and HMA, as a nominal defendant, were named as defendants in a putative shareholder derivative action entitled Martens v. Health Management Associates, Inc. et al. (C.A. 07-2957), which was filed in the Circuit Court of the 20th Judicial Circuit in Collier County, Florida, Civil Division (the “Circuit Court”). The plaintiff’s claims are based on the same factual allegations as the abovementioned class actions. Additionally, the plaintiff alleges that HMA’s payment of a special cash dividend of $10.00 per share of common stock in March 2007 was wasteful. The plaintiff has asserted, among other things, claims for breach of fiduciary duty, abuse of control, mismanagement, waste and unjust enrichment. The plaintiff seeks, among other things, (i) unspecified monetary damages and restitution from the officers and directors, (ii) modifications to HMA’s governance and internal control and (iii) an award of attorneys’ fees and costs. On December 10, 2007, the defendants moved to dismiss the complaint for failure to (i) state a claim and (ii) make the required pre-lawsuit demand on HMA’s Board of Directors or plead facts excusing such demand. On April 11, 2008, while the motion to dismiss the complaint was still pending, the plaintiff filed an amended complaint that is very similar to the original complaint. On May 5, 2008, the defendants moved to dismiss the amended complaint on the same grounds that were raised in their December 2007 motion; however, the Circuit Court has not yet issued its ruling on this matter.

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

General. As it is not possible to estimate the ultimate loss, if any, relating to the abovementioned lawsuits, no loss accruals have been recorded for these matters at June 30, 2008 or December 31, 2007. We are also a party to various other legal actions arising out of the normal course of our business; however, we believe that the ultimate resolution of such actions will not have a material adverse effect on us.

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

Results of Operations

Overview

On June 30, 2008, Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) operated 57 hospitals with a total of 8,097 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1. Other than (i) a 2008 long-lived asset and goodwill impairment charge of approximately $23.1 million and (ii) a 2008 charge of $7.9 million for the estimated cost of partially subsidizing certain third party physician practice losses, such discontinued operations were not material to our consolidated results of operations during the periods presented herein.

During the three months ended June 30, 2008, which we refer to as the 2008 Three Month Period, we experienced net revenue growth over the three months ended June 30, 2007, which we refer to as the 2007 Three Month Period, of approximately 3.9%. Such growth primarily resulted from favorable case mix trends and improvements in reimbursement rates. Income from continuing operations and diluted earnings per share from continuing operations increased approximately $5.9 million and $0.02, respectively, during the 2008 Three Month Period when compared to the 2007 Three Month Period. The primary factor causing this year-over-year increase in profitability was a decrease in the provision for doubtful accounts that was attributable to a $39.0 million charge in the 2007 Three Month Period that did not recur in the 2008 Three Month Period. Adversely impacting the 2008 Three Month Period were (i) non-cash refinancing and debt modification costs related to the purchase of certain of our convertible debt securities in the open market, (ii) an increase in depreciation and amortization expense and (iii) additional minority interests in the earnings of consolidated entities.

All of our hospitals were in operation during the entirety of the 2008 Three Month Period and the 2007 Three Month Period. At those hospitals, which we refer to herein as same three month hospitals, surgical volume and hospital admissions declined approximately 0.8% and 3.8%, respectively; however, corresponding same three month hospital emergency room visits increased 1.6%. The decline in hospital admissions is partially attributable to lower uninsured patient volume during the 2008 Three Month Period and certain operational disruptions experienced during our transition to a multi-hospital joint venture arrangement in North Carolina and South Carolina. We have implemented corrective action plans at certain hospitals to address unfavorable operating trends, including, among other things, hiring new management teams, modifying physician employment agreements, renegotiating payor contracts and initiating patient, physician and employee satisfaction surveys. Our prime objective is to stabilize operations in the areas of patient volume, operating margins, uninsured/underinsured patient levels and the provision for doubtful accounts. Furthermore, we have taken the steps that we believe are necessary to achieve industry leadership in clinical quality. Our vision is that over the next two to three years we will be the highest rated health care provider of any hospital system in the country, as measured by Medicare. With our new clinical affairs leaders to support this critical quality initiative, we are now measuring the appropriate performance objectives, increasing accountability for achieving those objectives and recognizing the leaders whose quality indicators and clinical outcomes demonstrate improvement. Additionally, we continue to invest significant resources in physician recruitment and capital projects at our hospitals to address the needs of the communities that they serve. We believe that our strategic initiatives will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions.

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net revenue during the 2008 Three Month Period and the 2007 Three Month Period generated on an outpatient basis. Recognizing the importance of these services, we have improved our health care facilities to meet the outpatient needs of the communities that they serve. We have also invested substantial capital in our hospitals and clinics during the past several years, resulting in improvements and enhancements to our diagnostic imaging and ambulatory surgical services. Notwithstanding this continuous operational focus, our same three month hospital adjusted admissions, which adjusts admissions for outpatient volume, decreased approximately 1.5% during the 2008 Three Month Period when compared to the 2007 Three Month Period.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. Although this general industry trend has affected us, our same three month hospital self-pay admissions as a percent of total admissions declined from approximately 7.5% during the 2007 Three Month Period to 6.8% during the 2008 Three Month Period. There can be no assurances that this favorable self-pay admissions trend will continue. We regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

Critical Accounting Policies and Estimates Update

There have been no material changes to our critical accounting policies and estimates during the 2008 Three Month Period. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 for recent and pending accounting pronouncements that may affect us in future periods.

2008 Three Month Period Compared to the 2007 Three Month Period

The tables below summarize our operating results for the 2008 Three Month Period and the 2007 Three Month Period.

	Three Months Ended June 30,
	2008		2007
	Amount	Percent of Net Revenue	Amount			Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$1,105,299	100.0%	$1,064,104			100.0%

Operating expenses:
Salaries and benefits	448,617	40.6	424,990			39.9
Supplies	149,248	13.5	146,097			13.7
Provision for doubtful accounts	124,837	11.3	142,734			13.4
Depreciation and amortization	59,626	5.4	52,364			4.9
Rent expense	22,681	2.0	20,384			2.0
Other operating expenses	196,637	17.8	192,152			18.1

Total operating expenses	1,001,646	90.6	978,721			92.0

Income from operations	103,653	9.4	85,383			8.0
Other income (expense):
Gains on sales of assets, net	6,184	0.6	2,586			0.3
Interest expense	(58,656)	(5.3)	(61,625)			(5.8)
Refinancing and debt modification costs	(10,834)	(1.0)	—			—

Income from continuing operations before minority interests and income taxes	40,347	3.7	26,344			2.5
Minority interests in earnings of consolidated entities	(5,385)	(0.5)	(217)			—

Income from continuing operations before income taxes	34,962	3.2	26,127			2.5
Provision for income taxes	(13,039)	(1.2)	(10,131)			(1.0)

Income from continuing operations	$21,923	2.0%	$15,996			1.5%

	Three Months Ended June 30,					Percent Change
	2008	2007	Change
Same Three Month and Total Hospitals
Occupancy	44.2%	44.8%	(60)	bps	*	n/a
Patient days	317,431	323,639	(6,208)			(1.9)%
Admissions	73,809	76,757	(2,948)			(3.8)%
Adjusted admissions	129,749	131,684	(1,935)			(1.5)%
Emergency room visits	330,424	325,367	5,057			1.6%
Surgeries	69,649	70,187	(538)			(0.8)%
Outpatient revenue percent	48.8%	48.0%	80	bps		n/a
Inpatient revenue percent	51.2%	52.0%	(80)	bps		n/a

*	basis points

Net revenue during the 2008 Three Month Period was approximately $1,105.3 million as compared to $1,064.1 million during the 2007 Three Month Period. This change represented an increase of $41.2 million or 3.9%. Substantially all such increase resulted from reimbursement rate increases and favorable case mix trends.

Net revenue per adjusted admission at our same three month hospitals increased approximately 5.4% during the 2008 Three Month Period as compared to the 2007 Three Month Period. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2008 Three Month Period declined 210 basis points to 11.3% of net revenue as compared to 13.4% of net revenue during the 2007 Three Month Period. As discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, during the 2007 Three Month Period we modified our provision for doubtful accounts policy for self-pay accounts receivable, resulting in the recognition of incremental expense of approximately $39.0 million. Excluding the impact of such change in estimate, we experienced an increase of approximately 160 basis points in the 2008 Three Month Period provision for doubtful accounts as a percent of net revenue. Such increase was primarily attributable to a consistent application of our modified allowance for doubtful accounts policy for self-pay patients subsequent to June 30, 2007. This modified policy is discussed under the heading “Net Revenue, Accounts Receivable and Allowance for Doubtful Accounts” at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, is important because it provides us with key information regarding the level of patient care for which we do not receive remuneration. During the 2008 Three Month Period, such percentage was determined to be 23.1%. As a result of the allowance for doubtful accounts policy modifications discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, the Uncompensated Patient Care Percentage for the 2008 Three Month Period is more readily comparable to each of the three months ended March 31, 2008 and December 31, 2007, which were 22.7% and 23.9%, respectively. The drop in our Uncompensated Patient Care Percentage during 2008 reflects, among other things, declining uninsured and underinsured patient volume.

Salaries and benefits as a percent of net revenue increased to 40.6% during the 2008 Three Month Period from 39.9% during the 2007 Three Month Period. Same three month hospital salaries and benefits increased from 38.8% of net revenue during the 2007 Three Month Period to 39.4% during the 2008 Three Month Period. These increases were primarily due to higher employed physician costs and routine salary and wage increases.

Depreciation and amortization as a percent of net revenue increased from 4.9% during the 2007 Three Month Period to 5.4% during the 2008 Three Month Period. This increase primarily resulted from 2007 calendar year capital expenditures for renovation and expansion projects at certain of our facilities. Additionally, the intangible assets from our physician and physician group guarantees generated approximately $1.6 million of incremental amortization expense during the 2008 Three Month Period.

Other operating expenses as a percent of net revenue decreased from 18.1% during the 2007 Three Month Period to 17.8% during the 2008 Three Month Period. This decrease is primarily attributable to reductions in sales and use taxes, professional fees and advertising costs. Partially offsetting these reductions was an increase in physician recruitment costs.

During the 2008 Three Month Period, among other things, we recognized a gain on sale of assets of approximately $6.2 million attributable to the sale of three home health agencies. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding this divestiture.

Interest expense decreased from approximately $61.6 million during the 2007 Three Month Period to $58.7 million during the 2008 Three Month Period. Such decrease was primarily attributable to (i) reduced interest expense on our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”), which were partially repurchased during the 2008 Three Month Period, and (ii) a lower average outstanding principal balance under our $2.75 billion seven-year term loan (the “Term Loan”) during the 2008 Three Month Period as compared to the 2007 Three Month Period. The 2008 Three Month

Period was adversely impacted by incremental interest expense from the 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”) that we sold on May 21, 2008. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Refinancing and debt modification costs during the 2008 Three Month Period included (i) losses on the early extinguishment of debt of approximately $10.0 million in connection with our repurchases of certain of the 2023 Notes in the open market and (ii) a write-off of deferred financing costs of approximately $0.8 million in connection with a prepayment of principal under the Term Loan. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the 2023 Notes, including a discussion of repurchases thereof subsequent to June 30, 2008.

Minority interests in earnings of consolidated entities increased to approximately $5.4 million during the 2008 Three Month Period from $0.2 million during the 2007 Three Month Period. This increase was primarily due to a joint venture arrangement in North Carolina and South Carolina with Novant Health, Inc. that became effective March 31, 2008. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our recent joint venture activity.

Our effective income tax rates were approximately 37.3% and 38.8% during the 2008 Three Month Period and the 2007 Three Month Period, respectively. Our provision for income taxes was favorably impacted during the 2008 Three Month Period by, among other things, the finalization of certain federal income tax returns and the lapsing of certain state statutes of limitations.

2008 Six Month Period Compared to the 2007 Six Month Period

The tables below summarize our operating results for the six months ended June 30, 2008 and 2007, which we refer to as the 2008 Six Month Period and the 2007 Six Month Period, respectively. Additionally, our hospitals that were in operation for all of the 2008 Six Month Period and the 2007 Six Month Period are referred to herein as same six month hospitals.

	Six Months Ended June 30,
	2008		2007
	Amount	Percent of Net Revenue	Amount			Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$2,257,871	100.0%	$2,171,440			100.0%

Operating expenses:
Salaries and benefits	916,420	40.6	857,836			39.5
Supplies	306,121	13.6	299,974			13.8
Provision for doubtful accounts	253,807	11.2	261,542			12.0
Depreciation and amortization	117,084	5.2	102,661			4.7
Rent expense	44,816	2.0	40,808			2.0
Other operating expenses	391,810	17.3	378,813			17.4

Total operating expenses	2,030,058	89.9	1,941,634			89.4

Income from operations	227,813	10.1	229,806			10.6

Other income (expense):
Gains on sales of assets, net	209,504	9.3	3,259			0.1
Interest expense	(120,860)	(5.4)	(94,867)			(4.4)
Refinancing and debt modification costs	(11,463)	(0.5)	(761)			—

Income from continuing operations before minority interests and income taxes	304,994	13.5	137,437			6.3
Minority interests in earnings of consolidated entities	(6,185)	(0.3)	(907)			—

Income from continuing operations before income taxes	298,809	13.2	136,530			6.3
Provision for income taxes	(115,278)	(5.1)	(52,914)			(2.4)

Income from continuing operations	$183,531	8.1%	$83,616			3.9%

	Six Months Ended June 30,		Change			Percent Change
	2008	2007
Same Six Month Hospitals
Occupancy	47.5%	47.1%	40	bps	*	n/a
Patient days	676,574	672,774	3,800			0.6%
Admissions	155,225	158,001	(2,776)			(1.8)%
Adjusted admissions	267,608	267,369	239			0.1%
Emergency room visits	681,500	656,059	25,441			3.9%
Surgeries	138,843	140,142	(1,299)			(0.9)%
Outpatient revenue percent	47.9%	48.2%	(30)	bps		n/a
Inpatient revenue percent	52.1%	51.8%	30	bps		n/a

Total Hospitals
Occupancy	47.4%	47.0%	40	bps		n/a
Patient days	684,528	677,974	6,554			1.0%
Admissions	157,360	159,288	(1,928)			(1.2)%
Adjusted admissions	270,817	269,260	1,557			0.6%
Emergency room visits	693,465	663,915	29,550			4.5%
Surgeries	140,175	140,802	(627)			(0.4)%
Outpatient revenue percent	47.7%	48.2%	(50)	bps		n/a
Inpatient revenue percent	52.3%	51.8%	50	bps		n/a

*	basis points

Net revenue during the 2008 Six Month Period was approximately $2,257.9 million as compared to $2,171.4 million during the 2007 Six Month Period. This change represented an increase of $86.5 million or 4.0%. Same six month hospitals provided approximately $74.7 million, or 86.4%, of the increase in net revenue as a result of increases in emergency room visits, patient days and reimbursement rates and favorable case mix trends. The remaining $11.8 million increase was primarily attributable to Physicians Regional Medical Center - Collier Boulevard, our de novo general acute care hospital that opened on February 5, 2007.

Net revenue per adjusted admission at our same six month hospitals increased approximately 3.4% during the 2008 Six Month Period as compared to the 2007 Six Month Period. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2008 Six Month Period declined 80 basis points to 11.2% of net revenue as compared to 12.0% of net revenue during the 2007 Six Month Period. The provision for doubtful accounts during the 2007 Six Month Period includes the abovementioned $39.0 million of incremental expense for self-pay accounts. Excluding the impact of such change in estimate, we experienced an increase of approximately 100 basis points in the 2008 Six Month Period provision for doubtful accounts as a percent of net revenue. Such increase was primarily attributable to a consistent application of our modified allowance for doubtful accounts policy for self-pay patients subsequent to June 30, 2007. This modified policy is discussed under the heading “Net Revenue, Accounts Receivable and Allowance for Doubtful Accounts” at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1.

Our Uncompensated Patient Care Percentage, which is described above under the heading “2008 Three Month Period Compared to the 2007 Three Month Period,” was determined to be 22.9% during the 2008 Six Month Period. As a result of the allowance for doubtful accounts policy modifications discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, the Uncompensated Patient Care Percentage for the 2008 Six Month Period is more readily comparable to the six months ended December 31, 2007, which was 24.0%. The drop in our Uncompensated Patient Care Percentage during 2008 reflects, among other things, declining uninsured and underinsured patient volume.

Salaries and benefits as a percent of net revenue increased to 40.6% during the 2008 Six Month Period from 39.5% during the 2007 Six Month Period. Same six month hospital salaries and benefits increased from 38.1% of net revenue during the 2007 Six Month Period to 39.3% during the 2008 Six Month Period. These increases were primarily due to higher employed physician costs and routine salary and wage increases.

Depreciation and amortization as a percent of net revenue increased from 4.7% during the 2007 Six Month Period to 5.2% during the 2008 Six Month Period. This increase primarily resulted from 2007 calendar year capital expenditures for renovation and expansion projects at certain of our facilities and our de novo hospital construction. Additionally, the intangible assets from our physician and physician group guarantees generated approximately $2.4 million of incremental amortization expense during the 2008 Six Month Period.

During the 2008 Six Month Period, among other things, we recorded gains of approximately $203.4 million and $6.2 million on the sale of a minority equity interest and three home health agencies, respectively. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding these transactions and other related matters.

Interest expense increased from approximately $94.9 million during the 2007 Six Month Period to $120.9 million during the 2008 Six Month Period. Such increase was primarily due to (i) the Term Loan being outstanding for the entire 2008 Six Month Period but only four months of the 2007 Six Month Period and (ii) incremental interest expense from the 2028 Notes that we sold on May 21, 2008. The 2008 Six Month Period interest expense increase was favorably impacted by reduced cost from the 2023 Notes, which were partially repurchased during the 2008 Six Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Refinancing and debt modification costs during the 2008 Six Month Period included (i) losses on the early extinguishment of debt of approximately $10.0 million in connection with our repurchases of certain of the 2023 Notes in the open market and (ii) a write-off of deferred financing costs of approximately $1.5 million in connection with principal payments under the Term Loan. Primarily due to the termination of our predecessor revolving credit agreement, we also wrote off approximately $0.8 million of deferred financing costs during the 2007 Six Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the 2023 Notes, including a discussion of repurchases thereof subsequent to June 30, 2008.

Minority interests in earnings of consolidated entities increased to approximately $6.2 million during the 2008 Six Month Period from $0.9 million during the 2007 Six Month Period. This increase was primarily due to the abovementioned joint venture arrangement with Novant Health, Inc. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our recent joint venture activity.

Our effective income tax rates were approximately 38.6% and 38.8% during the 2008 Six Month Period and the 2007 Six Month Period, respectively.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Below is a summary of our recent cash flow activity (in thousands).

	Six Months Ended June 30,
	2008	2007
Sources (uses) of cash and cash equivalents:
Operating activities	$286,249	$224,147
Investing activities	(82,318)	(170,555)
Financing activities	106,818	(4,363)
Discontinued operations	(20,250)	(5,631)

Net increase in cash and cash equivalents	$290,499	$43,598

Operating Activities

Our cash flows from continuing operating activities increased approximately $62.1 million, or 27.7%, during the 2008 Six Month Period when compared to the 2007 Six Month Period. This increase primarily related to refunds of federal and state income taxes aggregating approximately $43.0 million during the 2008 Six Month Period, as compared to $50.8 million of income tax payments during the 2007 Six Month Period. Income tax refunds during the 2008 Six Month Period primarily related to net operating losses that were carried back to prior years; however, our income tax refunds may not continue at the same level in future periods. Our cash flows during the 2008 Six Month Period were adversely impacted by higher interest payments than the 2007 Six Month Period.

Investing Activities

Cash used in investing activities during the 2008 Six Month Period included approximately $93.5 million of additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities. Offsetting such cash outlays were cash receipts of (i) $3.5 million from the sale of discontinued operations (consisting of the property, plant and equipment of our physician practices in North Carolina and South Carolina) and (ii) $7.3 million from sales of assets, including $6.8 million from the sale of three home health agencies. See Notes 4 and 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations and our divestiture of certain home health agencies, respectively.

Cash used in investing activities during the 2007 Six Month Period included (i) approximately $144.1 million of additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities and capital expenditures for completion of the construction of Physicians Regional Medical Center—Collier Boulevard, (ii) $36.1 million that we paid for acquisitions of minority interests and other health care businesses and (iii) an increase in restricted funds of $12.3 million. Offsetting these cash outlays were cash receipts of approximately $21.9 million from sales of property, plant and equipment and insurance recoveries. Insurance proceeds have generally been used for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

Financing Activities

Cash provided by financing activities during the 2008 Six Month Period included net cash proceeds of approximately $244.3 million from our sale of the 2028 Notes (as defined below) and $302.9 million from investments by minority shareholders in our joint venture arrangements. See Notes 2 and 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements and minority equity investments, respectively. During the 2008 Six Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $146.2 million, including a $47.7 million mandatory annual excess cash flow payment and $75.3 million of prepayments under the Term Loan (as defined below). We also paid $292.0 million to repurchase certain of our convertible debt securities in the open market and $2.3 million in distributions to minority shareholders.

Cash used in financing activities during the 2007 Six Month Period included (i) net cash proceeds of approximately $2,706.7 million from borrowings under the Credit Facilities (as defined below) in order to finance our special cash dividend on March 1, 2007 and repay $275.0 million under our predecessor revolving credit agreement, (ii) cash proceeds from exercises of stock options of $24.7 million and (iii) investments by minority shareholders in our joint venture arrangements of $8.5 million. In addition to approximately $313.7 million of principal payments on long-term debt and capital lease obligations, which included the predecessor revolving credit agreement payment and redemptions of certain convertible debt securities, cash used by financing activities during the 2007 Six Month Period also included the payment of our special cash dividend in the aggregate amount of $2,425.2 million, payments for financing costs of $3.3 million and distributions to minority shareholders of $2.4 million.

Discontinued Operations

The cash used in operating our discontinued operations during the 2008 Six Month Period and the 2007 Six Month Period was approximately $20.3 million and $5.6 million, respectively. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations.

Days Sales Outstanding

Days sales outstanding, or DSO, is calculated by dividing quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 50 days at June 30, 2008, which compares favorably to 51 days at both March 31, 2008 and December 31, 2007.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that carrybacks, reversals of existing taxable temporary differences and future taxable income will allow us to realize the deferred tax assets that are recognized in our consolidated balance sheets.

Capital Resources

Sales of Assets and Related Activities

In addition to our current initiatives to increase patient volume and operating profit, our plans to enhance cash flow during 2008 and beyond also include sales of (i) hospitals and other health care business units that no longer meet our long-term strategic objectives, (ii) certain hospital assets and (iii) the residual assets of our discontinued operations. Additionally, we are currently considering joint venture opportunities at several of our hospitals to supplement our cash flow. These potential transactions are collectively referred to herein as our “Strategic Transactions.” As discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, we completed certain Strategic Transactions during the 2008 Six Month Period. There can be no assurances that we will successfully initiate and close any additional Strategic Transactions on satisfactory terms, if at all, or that any future Strategic Transactions will not cause us to recognize a loss in our consolidated financial statements.

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

The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual excess cash flow, as such term is defined in the loan agreement. The annual excess cash flow generated during the year ended December 31, 2007 that we repaid during the 2008 Six Month Period was approximately $47.7 million. Additionally, we also prepaid $75.3 million of principal under the Term Loan during the 2008 Six Month Period. During the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is generally payable quarterly in arrears, utilizes LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of the interest rate swap contract for the seven-year term of the Term Loan. At June 30, 2008, the interest rate swap contract covered the entire outstanding balance of the Term Loan.

Although there were no amounts outstanding under the Revolving Credit Agreement on August 1, 2008, standby letters of credit in favor of third parties of approximately $39.9 million reduced the amount available for borrowing thereunder to $460.1 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 4.2% on August 1, 2008.

We intend to fund the Term Loan’s quarterly interest payments, required annual principal payments and mandatory annual excess cash flow payments, if any, with available cash balances, cash provided by operating activities, cash proceeds from our Strategic Transactions and/or borrowings under the Revolving Credit Agreement.

Promissory Demand Note. We maintain a $20.0 million unsecured Demand Promissory Note in favor of a bank that is to be used as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the Demand Promissory Note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest outstanding under the Demand Promissory Note will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. The Demand Promissory Note’s effective interest rate on August 1, 2008 was approximately 3.2%; however, there were no amounts outstanding thereunder on such date.

Convertible Debt Securities

3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”). As more fully discussed at Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1, on May 21, 2008 we completed a private placement of $250.0 million of our 2028 Notes, which are unsecured obligations that are subordinated in right of payment to all of our existing and future senior indebtedness. After transaction-related costs, the sale of the 2028 Notes resulted in our receipt of net proceeds of approximately $244.3 million, which we used to repurchase certain of our 1.50% Convertible Senior Subordinated Notes due 2023 in the open market. The 2028 Notes mature on May 1, 2028 and bear interest at a fixed rate of 3.75% per annum, payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2008. We intend to fund our 2028 Note interest payments with available cash balances, cash provided by operating activities and/or borrowings under the Revolving Credit Agreement.

1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). On June 30, 2006, the indenture that governed the 2023 Note was modified to require us to make aggregate cash payments to the noteholders equal to 4.375% per annum of the principal face amount of the outstanding 2023 Notes, in arrears, on February 1 and August 1 of each year.

As of June 30, 2008, approximately $282.7 million of the 2023 Notes were outstanding. Holders of such notes had the right to require us to repurchase all or a portion of their notes on August 1, 2008 for a cash purchase price equal to 100% of the principal face amount of such notes, plus accrued and unpaid interest. Subsequent to June 30, 2008, we were required to repurchase substantially all of the outstanding 2023 Notes for approximately $288.7 million with our available cash on hand. The holders of 2023 Notes with a principal face value of $0.2 million did not require us to repurchase their notes and, accordingly, those notes remain outstanding. See Note 2 to the Interim Condensed Consolidated Financial Statements for information regarding the 2023 Notes, including a discussion of our repurchases of certain 2023 Notes in the open market during the 2008 Three Month Period.

Debt Covenants

The Credit Facilities and the indentures governing the 2028 Notes, the 2023 Notes and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At June 30, 2008, we were in compliance with the financial and other covenants contained in those debt agreements. Although there can be no assurances, we believe that we will continue to comply with such debt covenants. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could subject us to higher interest and financing costs on our debt obligations.

Dividends

As part of the Recapitalization, our Board of Directors declared a special cash dividend, payable on March 1, 2007, of $10.00 per share of common stock, or approximately $2.43 billion in the aggregate. In light of the special cash dividend, we indefinitely suspended all future dividend payments. Additionally, the Credit Facilities restrict our ability to pay cash dividends.

Standby Letters of Credit

On August 1, 2008, we maintained approximately $39.9 million of standby letters of credit in favor of third parties with various expiration dates through May 17, 2009. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures

We believe that recurring annual operational capital expenditures will approximate six percent of net revenue. Although our long-term business strategy may call for us to acquire hospitals that meet our acquisition criteria, we do not currently anticipate any material acquisitions through December 31, 2009 unless a hospital strategic to our business plan becomes available at a reasonable price. Historically, acquisitions of hospitals accounted for a significant portion of our capital expenditures in any given fiscal year and/or quarter. We generally fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash generated from operating activities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof.

A number of hospital renovation and/or expansion projects were underway on June 30, 2008. We do not believe that any of these projects are individually significant or that they represent, in the aggregate, a substantial commitment of our resources. During the 2008 Six Month Period, we began site preparation work for a replacement hospital at our Monroe, Georgia location. We estimate that the cost of this replacement hospital, which we are contractually obligated to build, will range from $70 million to $80 million over the multi-year construction period.

Hospital Divestitures and Other

As more fully discussed at Note 4 to our Interim Condensed Consolidated Financial Statements in Item 1, we intend to divest (i) Southwest Regional Medical Center, a general acute care hospital in Little Rock, Arkansas that we closed on July 15, 2008, (ii) Gulf Coast Medical Center, a general acute care hospital in Biloxi, Mississippi that we closed on January 1, 2008 and (iii) the Woman’s Center at Dallas Regional Medical Center, a specialty women’s hospital in Mesquite, Texas that we closed on June 1, 2008. However, the timing of such divestitures has not yet been determined.

We intend to use the proceeds from these divestitures and other Strategic Transactions that we may consummate to fund our operations and reduce our outstanding debt.

Contractual Obligations and Off-Balance Sheet Arrangements

As a result of the completion of a private placement of the 2028 Notes and prepayments of $75.3 million of principal under the Term Loan, our long-term debt contractual obligations changed from the amounts disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007. Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 contains further discussion of recent changes to our debt structure and is incorporated herein by reference.

During the 2008 Six Month Period, there were no material changes to the off-balance sheet information provided by us in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

During the 2008 Six Month Period, there were no material changes to the quantitative and qualitative disclosures about market risks presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007. Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 includes a discussion of our long-term debt activity during the 2008 Six Month Period.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on May 13, 2008, our stockholders voted on the matters set forth below.

1.	Nine directors were elected and, together, they constitute our entire Board of Directors. The number of shares that voted for the election of each director and the number of shares that withheld authority to vote for each such director were as follows:

	Votes For	Votes Withheld
William J. Schoen	216,356,279	2,846,441
Burke W. Whitman	216,922,518	2,280,202
Kent P. Dauten	211,710,624	7,492,096
Donald E. Kiernan	212,082,558	7,120,162
Robert A. Knox	211,184,364	8,018,356
William E. Mayberry, M.D.	212,520,042	6,682,678
Vicki A. O’Meara	217,353,910	1,848,810
William C. Steere, Jr.	212,038,484	7,164,236
Randolph W. Westerfield, Ph.D.	217,361,451	1,841,269

2.	Our stockholders voted to approve a proposal to amend and restate the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan (the “Plan”). The number of shares that voted for, against and abstained from voting on the proposal to amend and restate the Plan, as well as broker non-votes with respect to such proposal, were as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes*
142,881,650	57,041,850	538,251	18,740,969

*	Under the rules governing brokers who have record ownership of shares that they hold in “street name” for their clients (who are the beneficial owners of such shares), brokers have the discretion to vote such shares on routine matters, such as director elections and the ratification of the selection of independent registered public accounting firms, but not on non-routine matters, such as the approval of the proposal to amend and restate the Plan. Broker non-votes represent shares held by broker nominees for beneficial owners that were not voted with respect to a non-routine proposal because the broker nominee did not receive voting instructions from the beneficial owner and lacked discretionary authority to vote the shares. If a broker does not receive voting instructions from the beneficial owner, a broker may vote on routine matters but may not vote on non-routine matters. Broker non-votes are counted for the purpose of determining the presence or absence of a quorum, but are not counted for the purpose of determining the number of shares entitled to vote on a specific non-routine proposal.

3.	Our stockholders voted to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm. The number of shares that voted for, against and abstained from voting on the ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm were as follows:

Votes For	Votes Against	Abstentions
218,378,738	327,457	496,524

Item 6.	Exhibits.

See Index to Exhibits beginning on page 28 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date:	August 8, 2008	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Indenture, Dated as of May 21, 2008, between Health Management Associates, Inc. and U.S. Bank, National Association pertaining to the 3.75% Convertible Senior Subordinated Notes due 2028 issued by Health Management Associates, Inc.

4.2	Form of 3.75% Convertible Senior Subordinated Notes due 2028 issued by Health Management Associates, Inc. (included in Exhibit 4.1).

(10)	Material Contracts

10.1	Purchase Agreement, dated May 15, 2008, between Health Management Associates, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC and SunTrust Robinson Humphrey, Inc.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32)	Section 1350 Certifications

32.1	Section 1350 Certifications.