Form 10-Q
period 2008-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2008-11-07
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

At October 31, 2008, 244,028,517 shares of the registrant’s Class A common stock were outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$1,081,914	$1,046,816	$3,339,785	$3,218,256

Operating expenses:
Salaries and benefits	449,421	421,538	1,365,841	1,279,374
Supplies	146,933	135,990	454,102	435,964
Provision for doubtful accounts	124,194	122,707	378,001	384,249
Depreciation and amortization	59,831	55,264	176,915	157,925
Rent expense	23,444	19,975	68,260	60,783
Other operating expenses	195,994	187,189	586,756	566,002

Total operating expenses	999,817	942,663	3,029,875	2,884,297

Income from operations	82,097	104,153	309,910	333,959

Other income (expense):
Gains (losses) on sales of assets, including minority equity interests, net	1,201	(8)	211,154	3,251
Interest expense	(56,226)	(63,694)	(177,086)	(158,561)
Refinancing and debt modification costs	(9,495)	—	(20,958)	(761)

Income from continuing operations before minority interests and income taxes	17,577	40,451	323,020	177,888
Minority interests in (earnings) losses of consolidated entities	(4,569)	282	(10,754)	(625)

Income from continuing operations before income taxes	13,008	40,733	312,266	177,263
Provision for income taxes	(2,562)	(14,922)	(118,007)	(67,836)

Income from continuing operations	10,446	25,811	194,259	109,427
Income (loss) from discontinued operations, including gains on disposals, net of income taxes	(4,043)	4,663	(41,583)	(2,008)

Net income	$6,403	$30,474	$152,676	$107,419

Earnings (loss) per share:
Basic
Continuing operations	$0.04	$0.10	$0.80	$0.45
Discontinued operations	(0.02)	0.02	(0.17)	—

Net income	$0.02	$0.12	$0.63	$0.45

Diluted
Continuing operations	$0.04	$0.10	$0.79	$0.44
Discontinued operations	(0.02)	0.02	(0.17)	—

Net income	$0.02	$0.12	$0.62	$0.44

Dividends per share	$—	$—	$—	$10.00

Weighted average number of shares outstanding:
Basic	243,286	242,463	243,249	242,166

Diluted	244,805	245,137	244,774	245,453

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180,032	$123,987
Accounts receivable, net	639,176	627,879
Supplies, prepaid expenses and other assets	153,780	151,915
Prepaid and recoverable income taxes	20,758	84,155
Restricted funds	27,748	15,016
Deferred income taxes	10,508	36,318
Assets of discontinued operations	33,594	79,150

Total current assets	1,065,596	1,118,420

Property, plant and equipment	3,705,221	3,540,108
Accumulated depreciation and amortization	(1,292,076)	(1,136,362)

Net property, plant and equipment	2,413,145	2,403,746

Restricted funds	53,735	76,179
Goodwill	898,170	897,274
Deferred charges and other assets	137,459	148,300

Total assets	$4,568,105	$4,643,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189,968	$162,138
Accrued expenses and other liabilities	267,336	237,496
Current maturities of long-term debt and capital lease obligations	42,245	197,798

Total current liabilities	499,549	597,432

Deferred income taxes	117,884	70,457
Long-term debt and capital lease obligations, less current maturities	3,256,758	3,566,569
Other long-term liabilities	309,658	308,210
Minority interests in consolidated entities	146,528	20,223

Total liabilities	4,330,377	4,562,891

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 243,856 and 277,184 shares issued at September 30, 2008 and December 31, 2007, respectively	2,439	2,772
Accumulated other comprehensive income (loss), net of income taxes	(67,719)	(57,860)
Additional paid-in capital	78,626	623,485
Retained earnings	224,382	71,706

	237,728	640,103
Treasury stock, 34,318 shares of common stock at cost on December 31, 2007	—	(559,075)

Total stockholders’ equity	237,728	81,028

Total liabilities and stockholders’ equity	$4,568,105	$4,643,919

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$152,676	$107,419
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	182,196	162,741
Provision for doubtful accounts	378,001	384,249
Stock-based compensation expense	13,535	14,496
Minority interests in earnings of consolidated entities	10,754	625
Gains on sales of assets, including minority equity interests, net	(211,154)	(3,251)
Losses on early extinguishment of debt	19,461	—
Write-offs of deferred financing costs	1,497	761
Long-lived asset impairment charge	921	—
Deferred income tax expense (benefit)	74,487	(3,387)
Changes in assets and liabilities of continuing operations:
Accounts receivable	(403,929)	(422,271)
Supplies, prepaid expenses and other current assets	(6,536)	6,355
Prepaid and recoverable income taxes and income taxes payable	81,199	(7,998)
Deferred charges and other long-term assets	1,630	(6,415)
Accounts payable	26,482	18,248
Accrued expenses and other current liabilities	22,369	(20,781)
Other long-term liabilities	(9,122)	11,445
Equity compensation excess income tax benefit	—	(273)
Loss from discontinued operations, net	41,583	2,008

Net cash provided by continuing operating activities	376,050	243,971

Cash flows from investing activities:
Acquisitions of minority interests and other	(2,420)	(36,127)
Additions to property, plant and equipment	(159,450)	(210,302)
Proceeds from sales of assets and insurance recoveries	14,440	22,523
Proceeds from sales of discontinued operations	18,166	70,000
(Increase) decrease in restricted funds, net	5,391	(7,638)

Net cash used in continuing investing activities	(123,873)	(161,544)

Cash flows from financing activities:
Net proceeds from long-term borrowings	244,471	2,707,608
Principal payments on debt and capital lease obligations	(440,294)	(325,320)
Repurchases of convertible debt securities in the open market	(292,000)	—
Proceeds from exercises of stock options	—	24,793
Payments of financing costs	(350)	(3,277)
Cash investments by minority shareholders	322,485	8,369
Cash distributions to minority shareholders	(2,891)	(2,774)
Equity compensation excess income tax benefit	—	273
Payments of cash dividends	—	(2,425,001)

Net cash used in continuing financing activities	(168,579)	(15,329)

Net increase in cash and cash equivalents before discontinued operations	83,598	67,098
Net decreases in cash and cash equivalents from discontinued operations:
Operating activities	(27,113)	(15,014)
Investing activities	(139)	(3,837)
Financing activities	(301)	(440)

Net increase in cash and cash equivalents	56,045	47,807
Cash and cash equivalents at beginning of the period	123,987	66,814

Cash and cash equivalents at the end of the period	$180,032	$114,621

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

1. Business, Basis of Presentation and Other

Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) provide health care services to patients in owned and leased facilities located primarily in the southeastern and southwestern United States. As of September 30, 2008, we operated 56 hospitals in fifteen states with a total of 8,018 licensed beds. At such date, eighteen and ten of our hospitals were located in Florida and Mississippi, respectively. See Note 4 for information regarding our recently completed and pending divestitures.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 4.

The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The interim condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited; however, such interim financial statements reflect all adjustments (only consisting of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. Our results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business.

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

Total comprehensive income (loss) during the three months ended September 30, 2008 was a loss of approximately $5.9 million and the corresponding amount for the nine months then ended was income of $142.8 million. Total comprehensive income (loss) for the three months ended September 30, 2007 was a loss of approximately $16.6 million and the corresponding amount for the nine months then ended was income of $96.5 million. The differences between net income and total comprehensive income (loss) relate to after-tax changes in (i) the fair value of our interest rate swap contract and (ii) unrealized gains and losses of our available-for-sale securities. See Note 2 for information regarding our interest rate swap contract.

Certain amounts in the interim condensed consolidated financial statements have been reclassified in the prior year to conform to the current year presentation. Such reclassifications primarily related to discontinued operations.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Long-Term Debt

The following discussion of our long-term debt should be read in conjunction with Note 3 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The table below summarizes our long-term debt (in thousands).

	September 30, 2008	December 31, 2007
Revolving credit facilities	$—	$—
Term Loan (as defined below)	2,586,750	2,729,375

6.125% Senior Notes due 2016	397,217	396,940
3.75% Convertible Senior Subordinated Notes due 2028	250,000	—
1.50% Convertible Senior Subordinated Notes due 2023	222	565,089
Installment notes and other unsecured long-term debt	8,344	11,628
Capital lease obligations	56,470	61,335

	3,299,003	3,764,367
Less current maturities	(42,245)	(197,798)

Long-term debt and capital lease obligations, less current maturities	$3,256,758	$3,566,569

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

(iii)	an indefinite suspension of future dividends and the cessation of common stock repurchases under our $250 million common stock repurchase program (unless we determine that our common stock is significantly undervalued in the marketplace and we are otherwise enabled to make treasury stock purchases).

The Credit Facilities consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. The annual Excess Cash Flow generated during the year ended December 31, 2007 that we repaid during the nine months ended September 30, 2008 was approximately $47.7 million. Additionally, we also prepaid $75.3 million of principal under the Term Loan during the nine months ended September 30, 2008.

In connection with the abovementioned Term Loan principal payments, approximately $1.5 million of deferred financing costs were written off during the nine months ended September 30, 2008. Primarily due to the termination of our predecessor revolving credit agreement, we also wrote off $0.8 million of deferred financing costs during the nine months ended September 30, 2007. Such amounts are included in refinancing and debt modification costs in the interim condensed consolidated financial statements.

During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the Term Loan. The interest rate swap contract provides for us to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At September 30, 2008, the interest rate swap contract covered the entire outstanding balance of the Term Loan. We concluded that the interest rate swap contract has been a perfectly effective hedge instrument since its inception. Therefore, its decreases in estimated fair value during the three and nine months ended September 30, 2008 of approximately $15.1 million and $8.3 million, respectively, were recognized as a component of other comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The declines in the estimated fair value of the interest rate swap contract during the three and nine months ended September 30, 2007 were approximately $73.5 million and $19.4 million, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Long-Term Debt (continued)

Although there were no amounts outstanding under the Revolving Credit Agreement on October 31, 2008, standby letters of credit in favor of third parties of approximately $39.9 million reduced the amount available for borrowing thereunder to $460.1 million on such date.

Convertible Debt Securities. 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”). On May 21, 2008, we completed a private placement of $250.0 million of our 2028 Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933. After transaction-related costs, the sale of the 2028 Notes resulted in our receipt of net proceeds of approximately $244.0 million, which we used to repurchase certain of our 1.50% Convertible Senior Subordinated Notes due 2023 in the open market (see further discussion below).

The 2028 Notes are general unsecured obligations that are subordinated in right of payment to all of our existing and future senior indebtedness. The 2028 Notes mature on May 1, 2028 and bear interest at a fixed rate of 3.75% per annum, payable semi-annually in arrears on May 1 and November 1. We can redeem the 2028 Notes for cash at any time on or after May 1, 2014, in whole or in part, at a “Redemption Price” equal to 100% of the principal amount of the notes to be redeemed, plus accrued but unpaid interest. Holders of the 2028 Notes have the right to require us to repurchase some or all of their notes for cash at the Redemption Price on May 1, 2014, May 1, 2018 and May 1, 2023. If we undergo a Fundamental Change (as such term is defined in the indenture governing the 2028 Notes) at any time prior to May 1, 2014, holders of the 2028 Notes will have the right to require us to repurchase some or all of their notes for cash at the Redemption Price.

Upon the occurrence of certain events, which are described below, the 2028 Notes become convertible into cash and, in select situations, shares of our common stock at a predetermined conversion rate that is subject to mandatory adjustment in some circumstances. The 2028 Notes are convertible at the option of the holders at the applicable “Conversion Rate” on any day prior to the scheduled trading day immediately preceding November 1, 2027 under the following circumstances: (i) if during any fiscal quarter after the quarter ended September 30, 2008 (and only during such fiscal quarter) the last reported sales price of our common stock for at least twenty trading days during the period of thirty consecutive trading days ending on the last trading day of the previous fiscal quarter is greater than or equal to 130% of the “Conversion Price” per share of our common stock on each such trading day; (ii) if we call the 2028 Notes for redemption; (iii) if during the five business-day period after any five consecutive trading day period (i.e., the measurement period) in which the trading price per note for each day of the measurement period is less than 98% of the product of the last reported sales price of our common stock and the applicable Conversion Rate on each such day; or (iv) upon the occurrence of specified corporate transactions, including, among other things, certain distributions to our stockholders. The 2028 Notes are also convertible at the option of the noteholders at any time from November 1, 2027 through the third scheduled trading day immediately preceding their maturity date.

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

1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). During May and June 2008, we used the net proceeds from the sale of the 2028 Notes and cash on hand to repurchase $292.0 million of principal face amount 2023 Notes. Such notes were repurchased in the open market at 100% of their principal face amount, plus accrued and unpaid interest. In connection with these 2023 Note repurchases, we recorded losses on the early extinguishment of debt of approximately $10.0 million, which are included in refinancing and debt modification costs in the interim condensed consolidated financial statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Long-Term Debt (continued)

Holders of the 2023 Notes had the right to require us to repurchase all or a portion of their notes on August 1, 2008 for a cash purchase price equal to 100% of the principal face amount of such notes, plus accrued and unpaid interest. As a result, we were required to repurchase substantially all of the then outstanding 2023 Notes on such date for approximately $288.7 million. The holders of 2023 Notes with a principal face value of approximately $0.2 million did not require us to repurchase their notes and, accordingly, those notes remain outstanding. In connection with our repurchase of the 2023 Notes on August 1, 2008, we recorded a loss on the early extinguishment of debt of approximately $9.5 million.

General. Based on our borrowing availability under the Revolving Credit Agreement and the provisions of SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, approximately $106.6 million of the 2023 Notes was classified as a current liability at December 31, 2007.

At September 30, 2008, we were in compliance with the financial and other covenants contained in our debt agreements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerators:
Income from continuing operations	$10,446	$25,811	$194,259	$109,427
Income (loss) from discontinued operations	(4,043)	4,663	(41,583)	(2,008)

Net income	$6,403	$30,474	$152,676	$107,419

Denominators:
Denominator for basic earnings per share - weighted average number of outstanding common shares	243,286	242,463	243,249	242,166
Effect of dilutive securities:
Stock options and other stock-based compensation	1,519	2,674	1,525	3,286
Convertible debt securities	—	—	—	1

Denominator for diluted earnings per share	244,805	245,137	244,774	245,453

Earnings (loss) per share:
Basic
Continuing operations	$0.04	$0.10	$0.80	$0.45
Discontinued operations	(0.02)	0.02	(0.17)	—

Net income	$0.02	$0.12	$0.63	$0.45

Diluted
Continuing operations	$0.04	$0.10	$0.79	$0.44
Discontinued operations	(0.02)	0.02	(0.17)	—

Net income	$0.02	$0.12	$0.62	$0.44

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Discontinued Operations

Our discontinued operations during the periods presented herein included: (i) the 172-bed Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas; (ii) 189-bed Gulf Coast Medical Center in Biloxi, Mississippi; (iii) 79-bed Southwest Regional Medical Center in Little Rock, Arkansas; (iv) 80-bed Lee Regional Medical Center in Pennington Gap, Virginia; (v) 133-bed Mountain View Regional Medical Center in Norton, Virginia; and (vi) certain other health care operations affiliated with those hospitals. As discussed at Note 6, our physician practices in North Carolina and South Carolina were transitioned to affiliates of Novant Health, Inc. during the quarter ended September 30, 2008 and, accordingly, discontinued operations also included those entities.

We closed Southwest Regional Medical Center (“SRMC”) on July 15, 2008. On August 28, 2008, we completed the sale of SRMC’s tangible long-lived assets, which primarily consisted of property, plant and equipment. The selling price, which was paid in cash, was approximately $14.3 million. After allocating $5.7 million of goodwill to SRMC, this divestiture resulted in a pre-tax gain of $3.2 million.

On July 31, 2007, we completed the sale of Lee Regional Medical Center and Mountain View Regional Medical Center. The selling price, which was paid in cash, was $70.0 million, plus a working capital adjustment. After allocating approximately $12.5 million of goodwill to such hospitals, this divestiture resulted in a pre-tax gain of $21.8 million.

Gulf Coast Medical Center and the Woman’s Center at Dallas Regional Medical Center (the “Center”) were closed on January 1, 2008 and June 1, 2008, respectively. Although we are currently evaluating various disposal alternatives for those hospitals’ tangible long-lived assets, which primarily consist of property, plant and equipment, the timing of such divestitures has not yet been determined. During our evaluative process, we concluded that the estimated fair value of the Center’s long-lived assets, less costs to sell, was lower than its net book value. Accordingly, we recorded a long-lived asset and goodwill impairment charge of $23.1 million during the nine months ended September 30, 2008 to reduce the Center’s long-lived assets to their estimated net realizable value and write-off all of the Center’s allocated goodwill. The decision to dispose of the Center primarily resulted from significant financial losses at the facility and our intention to focus available resources on Dallas Regional Medical Center at Galloway, our 176-bed general acute care hospital in Mesquite, Texas.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$5,342	$39,800	$40,262	$159,003

Operating expenses:
Salaries and benefits	8,097	27,317	45,414	93,122
Provision for doubtful accounts	1,967	7,845	9,422	25,969
Depreciation and amortization	—	1,450	1,476	5,962
Other operating expenses	4,731	17,913	22,833	60,014
Long-lived asset and goodwill impairment charge	—	—	23,100	—

Total operating expenses	14,795	54,525	102,245	185,067

Loss from operations	(9,453)	(14,725)	(61,983)	(26,064)
Other income (expense), net	6	(21)	(7,903)	(85)
Gains on sales of assets, net	2,846	22,309	2,365	22,302

Income (loss) before minority interest and income taxes	(6,601)	7,563	(67,521)	(3,847)
Minority interest in the loss of a consolidated entity	—	—	—	519

Income (loss) before income taxes	(6,601)	7,563	(67,521)	(3,328)
Income tax (expense) benefit	2,558	(2,900)	25,938	1,320

Income (loss) from discontinued operations	$(4,043)	$4,663	$(41,583)	$(2,008)

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the estimated fair values of our financial assets (liabilities) as of September 30, 2008 (in thousands).

	Level 1	Level 2	Level 3
Available-for-sale securities	$13,439	$—	$—
Interest rate swap contract	—	(107,002)	—

Totals	$13,439	$(107,002)	$—

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

Among other things, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize: (i) all (and only) assets acquired, liabilities assumed and noncontrolling interests of acquired businesses; (ii) contingent consideration arrangements at their acquisition date fair values (subsequent changes in fair value are generally reflected in earnings); (iii) acquisition-related transaction costs as expense when incurred; and (iv) non-contractual contingencies at fair value on the acquisition date if they meet the “more likely than not” threshold. Additionally, SFAS No. 141(R) establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed. Disclosure of the information necessary to evaluate and understand the nature and financial effects of a business combination must also be provided.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Recent and Pending Accounting Pronouncements (continued)

Among other things, SFAS No. 160 requires entities to report: (i) noncontrolling (minority) interests as equity in their consolidated financial statements; (ii) earnings attributable to noncontrolling interests as part of consolidated earnings and not as a separate component of income or expense; and (iii) attribution of losses to the noncontrolling interest, even when those losses exceed the noncontrolling interest in the equity of the subsidiary. SFAS No. 160 also provides guidance for deconsolidation and noncontrolling interest acquisition/disposition transactions that differs significantly from current accounting practice.

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

Hospital	Location of Hospital	Inception Date of Joint Venture
Riverview Regional Medical Center	Gadsden, Alabama	January 23, 2007

Williamson Memorial Hospital	Williamson, West Virginia	December 1, 2007

Midwest Regional Medical Center	Midwest City, Oklahoma	February 1, 2008

Multiple hospitals (1)	North Carolina and South Carolina	March 31, 2008

East Georgia Regional Medical Center	Statesboro, Georgia	July 1, 2008

(1)	On March 31, 2008, an affiliate of Novant Health, Inc. paid us $300.0 million for (i) a 27% equity interest in a limited liability company that owns/leases and operates our seven general acute care hospitals in North Carolina and South Carolina and (ii) certain property, plant and equipment of the physician practices that are affiliated with those hospitals. After considering approximately $84.1 million of goodwill allocated to the North Carolina and South Carolina hospitals, this transaction yielded a pre-tax gain from continuing operations of $203.4 million and had a nominal impact on discontinued operations. During the quarter ended September 30, 2008, affiliates of Novant Health, Inc. assumed full operational and fiscal responsibility for the aforementioned physician practices; however, we will partially subsidize the losses, if any, of such physician practices for a period of up to three years in an amount not to exceed $4.0 million per annum, subject to offset in certain circumstances. Accordingly, discontinued operations for the nine months ended September 30, 2008 included a charge of approximately $7.9 million for the present value of our estimated physician practice subsidy payments.

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

Divestitures. During the nine months ended September 30, 2008, we sold three home health agencies, a nursing home and a health care billing operation in separate transactions for a combined cash purchase price of approximately $14.4 million. After allocating $1.3 million of goodwill, these divestitures yielded a total pre-tax gain of $7.8 million, which is included in gains on sales of assets in the interim condensed consolidated financial statements. Historically, these disposed operations contributed nominally to our consolidated operating results.

Net Revenue, Accounts Receivable and Allowance for Doubtful Accounts. As a result of our settlement of a class action lawsuit that involved billings to uninsured patients, we began discounting gross charges to uninsured patients for non-elective procedures by 60% in February 2007 (no such discounts were previously provided). In connection with this change, we recorded approximately $149.8 million and $452.9 million of uninsured self-pay patient revenue discounts during the three and nine months ended September 30, 2008, respectively. The corresponding discount amounts for the three and nine months ended September 30, 2007 were approximately $152.8 million and $412.7 million, respectively.

Concurrent with the new uninsured patient revenue discounting policy that is described in the preceding paragraph, our allowance for doubtful accounts reserve policy for self-pay patients was modified in February 2007 to initially reserve discounted self-pay accounts receivable at 60%. However, as a result of (i) a subsequent cash collection analysis that evaluated the adequacy of such self-pay reserve policy modification and (ii) continued deterioration in our self-pay accounts receivable balances, we concluded that it was necessary to reserve a greater portion of self-pay accounts receivable. Accordingly, effective June 30, 2007, we revised our policy for self-pay patients to increase the reserves for those accounts that are aged less than 300 days from the date that the services were rendered. As a result of this change in estimate, we increased our provisions for doubtful accounts from continuing operations and discontinued operations by approximately $39.0 million and $1.0 million, respectively, during the nine months ended September 30, 2007, thereby reducing net income and diluted earnings per share by approximately $24.5 million and $0.10, respectively, during such period. We believe that this policy change for self-pay patient allowances for doubtful accounts appropriately addresses our risk of collection pertaining to the related accounts receivable balances. Over the past several years, we have not experienced similar adverse trends with respect to our other payors such as Medicare, Medicaid and managed care health plans.

During the three months ended September 30, 2007, we sold a portfolio of outstanding accounts receivable to an independent third party on a non-recourse basis. This recovery of accounts receivable that were previously written off reduced our provision for doubtful accounts during such period by approximately $16.0 million.

Income Taxes. Our effective income tax rates were approximately 19.7% and 36.6% during the three months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008, our provision for income taxes was favorably impacted by, among other things, the finalization of certain federal and state income tax returns and the satisfactory resolution of two Internal Revenue Service examinations.

Physician and Physician Group Guarantees. We are committed to providing financial assistance pursuant to certain recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that our hospitals serve. At September 30, 2008, we were committed to non-cancelable guarantees of approximately $33.8 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s or physician group’s private practice during the contractual measurement periods, which generally approximate one year. We believe that the recorded liability for physician and physician group guarantees of approximately $12.8 million at September 30, 2008 is adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

Stockholders’ Equity. On July 21, 2008, we retired all of the shares of treasury stock that we held on such date. We previously acquired these shares under our common stock repurchase programs.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Contingencies

Class Action Lawsuits

Stockholder Actions. On or about August 2, 2007, Health Management Associates, Inc. (referred to as “HMA” for Note 7 purposes) and certain of its executive officers and directors were named as defendants in a purported stockholder class action entitled Cole v. Health Management Associates, Inc. et al. (No. 2:07-CV-0484) (the “Cole Action”), which was filed in the U.S. District Court for the Middle District of Florida, Fort Myers Division (the “Florida District Court”). After other purported stockholders filed motions to be appointed as the lead plaintiff, the Florida District Court designated the City of Ann Arbor Employees’ Retirement System as the lead plaintiff pursuant to the Private Securities Litigation Reform Act (the “PSLRA”). The case continues to be administered under the docket number and caption assigned to the Cole Action. On July 31, 2008, the lead plaintiff filed a consolidated complaint, which names HMA and three current and former officers and directors as defendants. The lead plaintiff alleges (i) that certain statements made by HMA regarding its provision for doubtful accounts pertaining to self-pay patients were false and misleading and (ii) violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lead plaintiff purports to represent a class of stockholders who purchased HMA’s common stock during the period January 17, 2007 through August 1, 2007. On October 16, 2008, the defendants moved to dismiss the consolidated complaint for failure to state a claim and failure to plead fraud with the particularity required by both the PSLRA and Rule 9(b) of the Federal Rules of Civil Procedure.

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

Three similar purported ERISA class action complaints were subsequently filed in the Florida District Court. The plaintiff in the first complaint (Freeman v. Health Management Associates, Inc. et al. (No. 2:07-CV-00673)) brought an action against HMA, its directors, unidentified members of the Plan’s Retirement Committee and unidentified officers who were responsible for selecting the Plan’s investment funds and monitoring their performance. The plaintiffs in the second and third complaints each brought their actions against HMA, the Plan’s Retirement Committee and unidentified members of the Plan’s Retirement Committee who were employees and senior executives at HMA. These latter two actions are entitled O’Connor v. Health Management Associates, Inc. et al. (No. 2:07-CV-00683) and DeCosmo v. Health Management Associates, Inc. et al. (No. 2:07-CV-00741).

On May 14, 2008, the Florida District Court granted the plaintiffs’ motion to consolidate the four abovementioned ERISA actions into the action entitled Ingram v. Health Management Associates, Inc. et al. (No. 2:07-CV-00529). The Florida District Court has not yet designated lead plaintiffs’ counsel or set a deadline for filing a consolidated complaint.

Plaintiffs in the foregoing stockholder and ERISA class actions seek awards of unspecified monetary damages, attorneys’ fees and costs. In connection with the ERISA class actions, counsel for certain plaintiffs sent letters to the Plan’s Retirement Committee claiming that their preliminary calculations indicate the Plan suffered losses of at least $60 million. We intend to vigorously defend against all stockholder and ERISA class actions.

Derivative Action. On August 28, 2007, HMA’s directors, three of its executive officers and HMA, as a nominal defendant, were named as defendants in a putative shareholder derivative action entitled Martens v. Health Management Associates, Inc. et al. (C.A. 07-2957), which was filed in the Circuit Court of the 20th Judicial Circuit in Collier County, Florida, Civil Division. The plaintiff’s claims are based on the same factual allegations as the Cole Action. Additionally, the plaintiff alleges that HMA’s payment of a special cash dividend of $10.00 per share of common stock in March 2007 was wasteful. The plaintiff further alleges claims for breach of fiduciary duty, abuse of control, mismanagement, waste and unjust enrichment. The plaintiff seeks, among other things, (i) unspecified monetary damages and restitution from the officers and directors, (ii) modifications to HMA’s governance and internal control and (iii) an award of attorneys’ fees and costs. On December 10, 2007, the defendants moved to dismiss the complaint for failure to (i) state a claim and (ii) make the required pre-suit demand on HMA’s Board of Directors or plead facts excusing such demand. On April 11, 2008, while the

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Contingencies (continued)

motion to dismiss the complaint was pending, the plaintiff filed an amended complaint that is very similar to the original complaint. On May 5, 2008, the defendants moved to dismiss the amended complaint on the same grounds that were raised in their December 2007 motion. The motion to dismiss remains pending.

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

General. As it is not possible to estimate the ultimate loss, if any, relating to the abovementioned lawsuits, no loss accruals have been recorded for these matters at September 30, 2008 or December 31, 2007. We are also a party to various other legal actions arising out of the normal course of our business; however, we believe that the ultimate resolution of such actions will not have a material adverse effect on us.

Due to uncertainties inherent in litigation, we can provide no assurances as to the final outcome of our outstanding legal actions and other potential loss contingencies. Should an unfavorable outcome occur in some or all of our legal matters, there could be a material adverse effect on our financial position, results of operations and liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

On September 30, 2008, Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) operated 56 hospitals with a total of 8,018 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia.

During September 2008, we made certain changes and additions to our senior executive management team. Effective September 13, 2008, Gary D. Newsome was appointed to our Board of Directors and named President and Chief Executive Officer, succeeding Burke W. Whitman. Mr. Whitman had previously resigned as an officer, director and employee of our company on September 12, 2008. Additionally, Kelly E. Curry was appointed as our Executive Vice President and Chief Administrative Officer effective September 13, 2008. Mr. Curry had previously served as our Executive Vice President and Chief Operating Officer since July 1, 2007.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1. Discontinued operations were not material to our consolidated results of operations during the periods presented herein other than (i) a 2008 long-lived asset and goodwill impairment charge of approximately $23.1 million, (ii) a 2008 charge of $7.9 million for the estimated cost of partially subsidizing certain third party physician practice losses and (iii) a pre-tax gain of $21.8 million from the disposition of certain assets during 2007.

During the three months ended September 30, 2008, which we refer to as the 2008 Three Month Period, we experienced net revenue growth over the three months ended September 30, 2007, which we refer to as the 2007 Three Month Period, of approximately 3.4%. Such growth primarily resulted from favorable case mix trends and improvements in reimbursement rates. Income from continuing operations and diluted earnings per share from continuing operations decreased approximately $15.4 million and $0.06, respectively, during the 2008 Three Month Period when compared to the 2007 Three Month Period. The primary factors causing this year-over-year decrease in profitability were (i) non-cash refinancing and debt modification costs related to the mandatory repurchase of certain of our convertible debt securities, (ii) higher costs for salaries and benefits, (iii) an increase in depreciation and amortization expense and (iv) additional minority interests in the earnings of consolidated entities. In addition, the provision for doubtful accounts during the 2007 Three Month Period was favorably impacted by approximately $16.0 million from the recovery of accounts receivable that were previously written off; however, there was no corresponding amount during the 2008 Three Month Period. Conversely, the 2008 Three Month Period benefited from a reduction in interest expense of approximately $7.5 million, primarily due to lower average outstanding debt balances.

At our hospitals, all of which were in operation during the entirety of the 2008 Three Month Period and the 2007 Three Month Period, surgical volume, hospital admissions and emergency room visits declined during the 2008 Three Month Period by approximately 2.6%, 3.3% and 1.3%, respectively, when compared to the 2007 Three Month Period. These declines were partially attributable to lower uninsured patient volume during the 2008 Three Month Period, the current downturn in the national economy and certain operational disruptions experienced during our transition to a multi-hospital joint venture arrangement in North Carolina and South Carolina. We have implemented corrective action plans at certain hospitals to address unfavorable operating trends, including, among other things, hiring new management teams, modifying physician employment agreements, renegotiating payor contracts and initiating patient, physician and employee satisfaction surveys. In this regard, our prime objective is to stabilize operations in the areas of patient volume, operating margins, uninsured/underinsured patient levels and the provision for doubtful accounts. Secondarily, we seek opportunities for market development in the communities that our hospitals serve. Furthermore, we continue to invest significant resources in physician recruitment and retention, emergency room operations and capital projects at our hospitals. We believe that our strategic initiatives will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions.

We have also taken the steps that we believe are necessary to achieve industry leadership in clinical quality. Our vision is that over the next two to three years we will be the highest rated health care provider of any hospital system in the country, as measured by Medicare. With new clinical affairs leaders to support this critical quality initiative, we are now measuring the appropriate performance objectives, increasing accountability for achieving those objectives and recognizing the leaders whose quality indicators and clinical outcomes demonstrate improvement.

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net revenue during the 2008 Three Month Period and the 2007 Three Month Period generated on an outpatient basis. Recognizing the importance of these services, we have improved our health care facilities to meet the outpatient needs of the communities that they serve. We have also invested substantial capital in our hospitals and clinics during the past several years, resulting in improvements and enhancements to our diagnostic imaging and ambulatory surgical services. Notwithstanding this continuous operational focus, our adjusted admissions, which adjusts admissions for outpatient volume, decreased approximately 1.0% during the 2008 Three Month Period when compared to the 2007 Three Month Period. We believe that the factors that caused declines in our surgical volume, hospital admissions and emergency room visits also contributed to our adjusted admissions decline.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. Although this general industry trend has affected us, our self-pay admissions as a percent of total admissions declined from approximately 7.6% during the 2007 Three Month Period to 7.0% during the 2008 Three Month Period. There can be no assurances that this favorable self-pay admissions trend will continue. We regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

Critical Accounting Policies and Estimates Update

There were no material changes to our critical accounting policies and estimates during the 2008 Three Month Period. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 for recent and pending accounting pronouncements that may affect us in future periods.

2008 Three Month Period Compared to the 2007 Three Month Period

The tables below summarize our operating results for the 2008 Three Month Period and the 2007 Three Month Period.

	Three Months Ended September 30,
	2008		2007
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$1,081,914	100.0%	$1,046,816		100.0%

Operating expenses:
Salaries and benefits	449,421	41.5	421,538		40.3
Supplies	146,933	13.6	135,990		13.0
Provision for doubtful accounts	124,194	11.5	122,707		11.7
Depreciation and amortization	59,831	5.5	55,264		5.3
Rent expense	23,444	2.2	19,975		1.9
Other operating expenses	195,994	18.1	187,189		17.9

Total operating expenses	999,817	92.4	942,663		90.1

Income from operations	82,097	7.6	104,153		9.9

Other income (expense):
Gains (losses) on sales of assets, net	1,201	0.1	(8)		—
Interest expense	(56,226)	(5.2)	(63,694)		(6.0)
Refinancing and debt modification costs	(9,495)	(0.9)	—		—

Income from continuing operations before minority interests and income taxes	17,577	1.6	40,451		3.9
Minority interests in (earnings) losses of consolidated entities	(4,569)	(0.4)	282		—

Income from continuing operations before income taxes	13,008	1.2	40,733		3.9
Provision for income taxes	(2,562)	(0.2)	(14,922)		(1.4)

Income from continuing operations	$10,446	1.0%	$25,811		2.5%

	Three Months Ended September 30, 2008		Change		Percent Change
	2008	2007
Total Hospitals
Occupancy	41.9%	43.0%	(110)	bps*	n/a
Patient days	303,622	314,093	(10,471)		(3.3)%
Admissions	72,448	74,904	(2,456)		(3.3)%
Adjusted admissions	129,168	130,468	(1,300)		(1.0)%
Emergency room visits	326,765	330,937	(4,172)		(1.3)%
Surgeries	67,518	69,288	(1,770)		(2.6)%
Outpatient revenue percent	50.2%	50.1%	10	bps	n/a
Inpatient revenue percent	49.8%	49.9%	(10)	bps	n/a

*	basis points

Net revenue during the 2008 Three Month Period was approximately $1,081.9 million as compared to $1,046.8 million during the 2007 Three Month Period. This change represented an increase of $35.1 million or 3.4%. Substantially all such increase resulted from reimbursement rate increases and favorable case mix trends. Net revenue per adjusted admission increased approximately 4.4% during the 2008 Three Month Period as compared to the 2007 Three Month Period. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2008 Three Month Period declined 20 basis points to 11.5% of net revenue as compared to 11.7% of net revenue during the 2007 Three Month Period. During the 2007 Three Month Period, the provision for doubtful accounts was partially offset by approximately $16.0 million from the recovery of certain accounts receivable that were previously written off. Excluding this accounts receivable recovery, there was a 180 basis point reduction in the 2008 Three Month Period provision for doubtful accounts as a percent of net revenue, which is attributable to the reduced prevalence of uninsured and underinsured patients in the mix of patients that we serve.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, is important because it provides us with key information regarding the level of patient care for which we do not receive remuneration. During the 2008 Three Month Period, such percentage was determined to be 23.8% as compared to 24.0% during the 2007 Three Month Period. This drop in our Uncompensated Patient Care Percentage reflects, among other things, declining uninsured and underinsured patient volume, partially offset by the impact of the abovementioned 2007 accounts receivable recovery that did not recur during the 2008 Three Month Period.

Salaries and benefits as a percent of net revenue increased to 41.5% during the 2008 Three Month Period from 40.3% during the 2007 Three Month Period. This increase was primarily due to higher employed physician costs, routine salary and wage increases, growth in employee health benefit costs and incremental costs attributable to our change in Chief Executive Officer. Additionally, nursing personnel costs increased during the 2008 Three Month Period as a result of implementing certain aspects of our clinical quality initiatives.

Depreciation and amortization as a percent of net revenue increased from 5.3% during the 2007 Three Month Period to 5.5% during the 2008 Three Month Period. This increase primarily resulted from 2007 calendar year capital expenditures for renovation and expansion projects at certain of our facilities. Additionally, the intangible assets from our physician and physician group guarantees generated approximately $1.5 million of incremental amortization expense during the 2008 Three Month Period.

Other operating expenses as a percent of net revenue increased from 17.9% during the 2007 Three Month Period to 18.1% during the 2008 Three Month Period. This change is primarily attributable to increases in professional fees and utility costs.

Interest expense decreased from approximately $63.7 million during the 2007 Three Month Period to $56.2 million during the 2008 Three Month Period. Such decrease was primarily attributable to (i) reduced interest expense on our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”), substantially all of which were repurchased during the nine months ended September 30, 2008, and (ii) a lower average outstanding principal balance under our $2.75 billion seven-year term loan (the “Term Loan”) during the 2008 Three Month Period as compared to the 2007 Three Month Period. The 2008 Three Month Period was adversely impacted by incremental interest expense from the 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”) that we sold on May 21, 2008. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Refinancing and debt modification costs during the 2008 Three Month Period included losses on the early extinguishment of debt of approximately $9.5 million in connection with our repurchases of certain of the 2023 Notes on August 1, 2008. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the 2023 Notes.

Minority interests in earnings of consolidated entities was approximately $4.6 million during the 2008 Three Month Period and minority interests in losses of consolidated entities was $0.3 million during the 2007 Three Month Period. This change was primarily due to a joint venture arrangement in North Carolina and South Carolina with an affiliate of Novant Health, Inc. that became effective March 31, 2008. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our recent joint venture activity.

Our effective income tax rates were approximately 19.7% and 36.6% during the 2008 Three Month Period and the 2007 Three Month Period, respectively. During the 2008 Three Month Period, our provision for income taxes was favorably impacted by, among other things, the finalization of certain federal and state income tax returns and the satisfactory resolution of two Internal Revenue Service examinations.

2008 Nine Month Period Compared to the 2007 Nine Month Period

The tables below summarize our operating results for the nine months ended September 30, 2008 and 2007, which we refer to as the 2008 Nine Month Period and the 2007 Nine Month Period, respectively. Additionally, our hospitals that were in operation for all of the 2008 Nine Month Period and the 2007 Nine Month Period are referred to herein as same nine month hospitals.

	Nine Months Ended September 30,
	2008		2007
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$3,339,785	100.0%	$3,218,256		100.0%

Operating expenses:
Salaries and benefits	1,365,841	40.9	1,279,374		39.8
Supplies	454,102	13.6	435,964		13.5
Provision for doubtful accounts	378,001	11.3	384,249		11.9
Depreciation and amortization	176,915	5.3	157,925		4.9
Rent expense	68,260	2.0	60,783		1.9
Other operating expenses	586,756	17.6	566,002		17.6

Total operating expenses	3,029,875	90.7	2,884,297		89.6

Income from operations	309,910	9.3	333,959		10.4
Other income (expense):
Gains on sales of assets, net	211,154	6.3	3,251		0.1
Interest expense	(177,086)	(5.3)	(158,561)		(5.0)
Refinancing and debt modification costs	(20,958)	(0.6)	(761)		—

Income from continuing operations before minority interests and income taxes	323,020	9.7	177,888		5.5
Minority interests in earnings of consolidated entities	(10,754)	(0.4)	(625)		—

Income from continuing operations before income taxes	312,266	9.3	177,263		5.5
Provision for income taxes	(118,007)	(3.5)	(67,836)		(2.1)

Income from continuing operations	$194,259	5.8%	$109,427		3.4%

	Nine Months Ended September 30,		Change		Percent Change
	2008	2007
Same Nine Month Hospitals
Occupancy	45.6%	45.6%	—	bps*	n/a
Patient days	980,050	984,413	(4,363)		(0.4)%
Admissions	226,963	232,249	(5,286)		(2.3)%
Adjusted admissions	394,802	396,774	(1,972)		(0.5)%
Emergency room visits	1,004,087	982,501	21,586		2.2%
Surgeries	205,924	208,975	(3,051)		(1.5)%
Outpatient revenue percent	48.8%	48.8%	—	bps	n/a
Inpatient revenue percent	51.2%	51.2%	—	bps	n/a

Total Hospitals
Occupancy	45.5%	45.5%	—	bps	n/a
Patient days	990,712	992,067	(1,355)		(0.1)%
Admissions	229,808	234,192	(4,384)		(1.9)%
Adjusted admissions	399,131	399,695	(564)		(0.1)%
Emergency room visits	1,020,537	994,517	26,020		2.6%
Surgeries	207,732	210,090	(2,358)		(1.1)%
Outpatient revenue percent	48.7%	48.8%	(10)	bps	n/a
Inpatient revenue percent	51.3%	51.2%	10	bps	n/a

*	basis points

Net revenue during the 2008 Nine Month Period was approximately $3,339.8 million as compared to $3,218.3 million during the 2007 Nine Month Period. This change represented an increase of $121.5 million or 3.8%. Same nine month hospitals provided approximately $111.4 million, or 91.7%, of the increase in net revenue as a result of increases in emergency room visits and reimbursement rates and favorable case mix trends. The remaining $10.1 million increase was primarily attributable to Physicians Regional Medical Center—Collier Boulevard, our de novo general acute care hospital that opened on February 5, 2007.

Net revenue per adjusted admission at our same nine month hospitals increased approximately 4.0% during the 2008 Nine Month Period as compared to the 2007 Nine Month Period. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2008 Nine Month Period declined 60 basis points to 11.3% of net revenue as compared to 11.9% of net revenue during the 2007 Nine Month Period. As discussed under the heading “Net Revenue, Accounts Receivable and Allowance for Doubtful Accounts” at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, we modified our provision for doubtful accounts policy for self-pay accounts receivable during the 2007 Nine Month Period, resulting in the recognition of incremental expense of approximately $39.0 million. Excluding the impact of such change in estimate, we experienced an increase of approximately 60 basis points in the 2008 Nine Month Period provision for doubtful accounts as a percent of net revenue. Such increase was primarily attributable to a consistent application of our modified allowance for doubtful accounts policy for self-pay patients subsequent to June 30, 2007 and the abovementioned 2007 recovery of approximately $16.0 million of accounts receivable that did not recur during the 2008 Nine Month Period.

Our Uncompensated Patient Care Percentage, which is defined above under the heading “2008 Three Month Period Compared to the 2007 Three Month Period,” was determined to be 23.2% during the 2008 Nine Month Period. As a result of the allowance for doubtful accounts policy modifications discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, the Uncompensated Patient Care Percentage for the 2008 Nine Month Period is more readily comparable to the six months ended December 31, 2007, which was 24.0%. The drop in our Uncompensated Patient Care Percentage during 2008 reflects, among other things, declining uninsured and underinsured patient volume, partially offset by the impact of the abovementioned 2007 accounts receivable recovery that did not recur during the 2008 Nine Month Period.

Salaries and benefits as a percent of net revenue increased to 40.9% during the 2008 Nine Month Period from 39.8% during the 2007 Nine Month Period. Same nine month hospital salaries and benefits increased from 38.6% of net revenue during the 2007 Nine Month Period to 39.4% during the 2008 Nine Month Period. These increases were primarily due to higher employed physician costs, routine salary and wage increases and growth in employee health benefit costs. Additionally, nursing personnel costs increased during the 2008 Nine Month Period as a result of implementing certain aspects of our clinical quality initiatives.

Depreciation and amortization as a percent of net revenue increased from 4.9% during the 2007 Nine Month Period to 5.3% during the 2008 Nine Month Period. This increase primarily resulted from 2007 calendar year capital expenditures for renovation and expansion projects at certain of our facilities and our de novo hospital construction. Additionally, the intangible assets from our physician and physician group guarantees generated approximately $3.9 million of incremental amortization expense during the 2008 Nine Month Period.

During the 2008 Nine Month Period, among other things, we recorded gains on sales of assets of (i) approximately $203.4 million on the sale of a minority equity interest and (ii) approximately $7.8 million on the sales of three home health agencies, a nursing home and a health care billing operation. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding these transactions and other related matters.

Interest expense increased from approximately $158.6 million during the 2007 Nine Month Period to $177.1 million during the 2008 Nine Month Period. Such increase was primarily due to (i) the Term Loan being outstanding for the entire 2008 Nine Month Period but only seven months of the 2007 Nine Month Period and (ii) incremental interest expense from the 2028 Notes that we sold on May 21, 2008. The 2008 Nine Month Period was favorably impacted by reduced interest cost on the 2023 Notes, substantially all of which were repurchased during the 2008 Nine Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Refinancing and debt modification costs during the 2008 Nine Month Period included (i) losses on the early extinguishment of debt of approximately $19.5 million in connection with our repurchases of the 2023 Notes and (ii) a write-off of deferred financing costs of approximately $1.5 million in connection with principal payments under the Term Loan. Primarily due to the termination of our predecessor revolving credit agreement, we also wrote off approximately $0.8 million of deferred financing costs during the 2007 Nine Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Minority interests in earnings of consolidated entities increased to approximately $10.8 million during the 2008 Nine Month Period from $0.6 million during the 2007 Nine Month Period. This increase was primarily due to the abovementioned joint venture arrangement with an affiliate of Novant Health, Inc. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our recent joint venture activity.

Our effective income tax rates were approximately 37.8% and 38.3% during the 2008 Nine Month Period and the 2007 Nine Month Period, respectively. During the 2008 Nine Month Period, our provision for income taxes was favorably impacted by the factors described under the heading “2008 Three Month Period Compared to the 2007 Three Month Period” and the lapsing of certain state statutes of limitations.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Below is a summary of our recent cash flow activity (in thousands).

	Nine Months Ended September 30,
	2008	2007
Sources (uses) of cash and cash equivalents:
Operating activities	$376,050	$243,971
Investing activities	(123,873)	(161,544)
Financing activities	(168,579)	(15,329)
Discontinued operations	(27,553)	(19,291)

Net increase in cash and cash equivalents	$56,045	$47,807

Operating Activities

Our cash flows from continuing operating activities increased approximately $132.1 million, or 54.1%, during the 2008 Nine Month Period when compared to the 2007 Nine Month Period. This increase primarily related to net federal and state income tax refunds of approximately $38.9 million during the 2008 Nine Month Period, as compared to $78.8 million of income tax payments, net of refunds, during the 2007 Nine Month Period. Income tax refunds during the 2008 Nine Month Period were primarily derived from net operating losses generated during the year ended December 31, 2007. In the future, our income tax refunds may not continue at this same level. Our cash flows during the 2008 Nine Month Period were adversely impacted by higher interest payments than the 2007 Nine Month Period.

Investing Activities

Cash used in investing activities during the 2008 Nine Month Period included approximately $159.5 million of additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities. Offsetting such cash outlays were cash receipts of (i) $18.2 million from the sale of discontinued operations (consisting of the property, plant and equipment of our physician practices in North Carolina and South Carolina and our general acute care hospital in Little Rock, Arkansas) and (ii) $14.4 million from sales of assets, including three home health agencies, a nursing home and a health care billing operation. See Notes 4 and 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations and certain divestitures, respectively.

Cash used in investing activities during the 2007 Nine Month Period included (i) approximately $210.3 million of additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities and capital expenditures to complete construction of Physicians Regional Medical Center—Collier Boulevard, (ii) $36.1 million that we paid for acquisitions of minority interests and other health care businesses and (iii) an increase in restricted funds of $7.6 million. Offsetting these cash outlays were (i) cash receipts of approximately $22.5 million from sales of property, plant and equipment and insurance recoveries and (ii) cash proceeds of $70.0 million from the sale of discontinued operations (two Virginia-based general acute care hospitals and certain entities affiliated with such hospitals). Insurance proceeds have generally been used for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

Financing Activities

During the 2008 Nine Month Period, our financing activities included net cash proceeds of approximately $244.0 million from our sale of the 2028 Notes (as defined below) and $322.5 million from investments by minority shareholders in our joint venture arrangements. See Notes 2 and 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements and minority equity investments, respectively. During the 2008 Nine Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $440.3 million, including a $47.7 million mandatory annual Excess Cash Flow payment (as defined below) and $75.3 million of prepayments under the Term Loan (as defined below). We also paid $292.0 million to repurchase certain of our convertible debt securities in the open market and $2.9 million in distributions to minority shareholders.

During the 2007 Nine Month Period, our financing activities included (i) net cash proceeds of approximately $2,707.6 million from borrowings under the Credit Facilities (as defined below) in order to finance our special cash dividend on March 1, 2007 and repay $275.0 million under our predecessor revolving credit agreement, (ii) cash proceeds from exercises of stock options of $24.8 million and (iii) investments by minority shareholders in our joint venture arrangements of $8.4 million. In addition to approximately $325.3 million of principal payments on long-term debt and capital lease obligations, which included the predecessor revolving credit agreement payment and redemptions of certain convertible debt securities, cash used by financing activities during the 2007 Nine Month Period also included the payment of our special cash dividend in the aggregate amount of $2,425.0 million, payments for financing costs of $3.3 million and distributions to minority shareholders of $2.8 million.

Discontinued Operations

The cash used in operating our discontinued operations during the 2008 Nine Month Period and the 2007 Nine Month Period was approximately $27.6 million and $19.3 million, respectively. We do not believe that the eventual exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations.

Days Sales Outstanding

Days sales outstanding, or DSO, is calculated by dividing quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 53 days at September 30, 2008, which reasonably compares to 53 days at September 30, 2007 and 51 days at December 31, 2007.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that carrybacks, reversals of existing taxable temporary differences and future taxable income will allow us to realize the deferred tax assets that are recognized in our consolidated balance sheets.

Capital Resources

Sales of Assets and Related Activities

In addition to our current initiatives to increase patient volume and operating profit, our plans to enhance cash flow during 2008 and beyond also include sales of (i) hospitals and other health care business units that no longer meet our long-term strategic objectives, (ii) certain hospital assets and (iii) the residual assets of our discontinued operations. Additionally, we are currently considering joint venture opportunities at several of our hospitals to supplement our cash flow. These potential transactions are collectively referred to herein as our “Strategic Transactions.” As discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, we completed certain Strategic Transactions during the 2008 Nine Month Period. There can be no assurances that we will successfully initiate and close any additional Strategic Transactions on satisfactory terms, if at all, or that any future Strategic Transactions will not cause us to recognize a loss in our consolidated financial statements.

Credit Facilities

Senior Secured Credit Facilities. On March 1, 2007, we completed a recapitalization of our balance sheet (the “Recapitalization”) wherein we entered into agreements for $3.25 billion in new variable rate senior secured credit facilities (the “Credit Facilities”). The Credit Facilities were initially used to fund a special cash dividend of approximately $2.43 billion and repay all amounts outstanding under our predecessor revolving credit agreement (i.e., $275.0 million). The Credit Facilities consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Recapitalization and the Credit Facilities are discussed in further detail at Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1.

The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. The annual Excess Cash Flow generated during the year ended December 31, 2007 that we repaid during the 2008 Nine Month Period was approximately $47.7 million. Additionally, we also prepaid $75.3 million of principal under the Term Loan during the 2008 Nine Month Period. During the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is generally payable quarterly in arrears, utilizes LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of the interest rate swap contract for the seven-year term of the Term Loan. At September 30, 2008, the interest rate swap contract covered the entire outstanding balance of the Term Loan.

Although there were no amounts outstanding under the Revolving Credit Agreement on October 31, 2008, standby letters of credit in favor of third parties of approximately $39.9 million reduced the amount available for borrowing thereunder to $460.1 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 4.9% on October 31, 2008.

We intend to fund the Term Loan’s quarterly interest payments, required annual principal payments and mandatory annual Excess Cash Flow payments, if any, with available cash balances, cash provided by operating activities, cash proceeds from our Strategic Transactions and/or borrowings under the Revolving Credit Agreement.

Demand Promissory Note. We maintain a $20.0 million unsecured Demand Promissory Note in favor of a bank that is to be used as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the Demand Promissory Note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest outstanding under the Demand Promissory Note will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. The Demand Promissory Note’s effective interest rate on October 31, 2008 was approximately 3.9%; however, there were no amounts outstanding thereunder on such date.

Convertible Debt Securities

3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”). As more fully discussed at Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1, on May 21, 2008 we completed a private placement of $250.0 million of our 2028 Notes, which are unsecured obligations that are subordinated in right of payment to all of our existing and future senior indebtedness. After transaction-related costs, the sale of the 2028 Notes resulted in our receipt of net proceeds of approximately $244.0 million, which we used to repurchase certain of our 1.50% Convertible Senior Subordinated Notes due 2023 in the open market. The 2028 Notes mature on May 1, 2028 and bear interest at a fixed rate of 3.75% per annum, payable semi-annually in arrears on May 1 and November 1. We intend to fund our 2028 Note interest payments with available cash balances, cash provided by operating activities and/or borrowings under the Revolving Credit Agreement.

1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). Holders of the 2023 Notes had the right to require us to repurchase all or a portion of their notes on August 1, 2008 for a cash purchase price equal to 100% of the principal face amount of such notes, plus accrued and unpaid interest. As a result, we were required to repurchase substantially all of the then outstanding 2023 Notes on such date for approximately $288.7 million with our available cash on hand. The holders of 2023 Notes with a principal face value of approximately $0.2 million did not require us to repurchase their notes and, accordingly, those notes remain outstanding. See Note 2 to the Interim Condensed Consolidated Financial Statements for information regarding the 2023 Notes.

Debt Covenants

The Credit Facilities and the indentures governing the 2028 Notes, the 2023 Notes and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At September 30, 2008, we were in compliance with the financial and other covenants contained in those debt agreements. Specifically, the table below summarizes what we believe are the key financial covenants under the Credit Facilities and our corresponding actual fiscal performance as of and for the period ended September 30, 2008.

	Requirement	Actual
Minimum required consolidated interest coverage ratio	2.40 to 1.00	2.52 to 1.00
Maximum permitted consolidated leverage ratio	5.70 to 1.00	5.36 to 1.00

Although there can be no assurances, we believe that we will continue to comply with all of our debt covenants. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could subject us to higher interest and financing costs on our debt obligations.

Dividends

As part of the Recapitalization, our Board of Directors declared a special cash dividend, payable on March 1, 2007, of $10.00 per share of common stock, or approximately $2.43 billion in the aggregate. In light of the special cash dividend, we indefinitely suspended all future dividend payments. Additionally, the Credit Facilities restrict our ability to pay cash dividends.

Standby Letters of Credit

On October 31, 2008, we maintained approximately $39.9 million of standby letters of credit in favor of third parties with various expiration dates through September 30, 2009. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures

We believe that recurring annual operational capital expenditures will range from five to six percent of net revenue. Although our long-term business strategy may call for us to acquire hospitals that meet our acquisition criteria, we do not currently anticipate any material acquisitions through December 31, 2009 unless a hospital strategic to our business plan becomes available at a reasonable price. Historically, acquisitions of hospitals accounted for a significant portion of our capital expenditures in any given fiscal year and/or quarter. We generally fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash generated from operating activities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof.

A number of hospital renovation and expansion projects were underway on September 30, 2008. At our Monroe, Georgia location, we began site preparation work for a replacement hospital during the 2008 Nine Month Period. We estimate that the cost of this replacement hospital, which we are contractually obligated to build, will range from $70 million to $80 million over the multi-year construction period. We do not believe that any of our hospital renovation and expansion projects are individually significant or that they represent, in the aggregate, a substantial commitment of our resources.

Hospital Divestitures and Other

As more fully discussed at Note 4 to our Interim Condensed Consolidated Financial Statements in Item 1, we intend to divest (i) Gulf Coast Medical Center, a general acute care hospital in Biloxi, Mississippi that we closed on January 1, 2008 and (ii) the Woman’s Center at Dallas Regional Medical Center, a specialty women’s hospital in Mesquite, Texas that we closed on June 1, 2008. However, the timing of such divestitures has not yet been determined.

We intend to use the proceeds from these divestitures and other Strategic Transactions that we may consummate for general corporate purposes and debt reduction.

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

During the 2008 Nine Month Period, there were no material changes to the off-balance sheet information provided by us in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “plan,” “continue,” “should,” “project” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, debt structure, capital structure, other financial items, statements regarding our plans and objectives for future operations, acquisitions, divestitures and other transactions, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and statements which are other than statements of historical fact.

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

During the 2008 Nine Month Period, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007, except for the estimated fair value of our long-term debt. In that regard, the estimated fair value of our long-term debt as a percent of its carrying value declined from approximately 94.1% at December 31, 2007 to 82.8% at September 30, 2008 and 69.7% at October 31, 2008. Such declines were primarily attributable to significant adverse developments in the domestic and international credit markets during 2008. Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 includes a discussion of our long-term debt activity during the 2008 Nine Month Period.

Item 4.	Controls and Procedures.

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

See Index to Exhibits beginning on page 30 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: November 7, 2008	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10) Material Contracts

*10.1	Certain executive officer compensation information, including stock awards under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated September 12, 2008, is incorporated herein by reference.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.