Form 10-K
period 2008-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2009-02-27
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.54 billion, as determined by reference to the listed price of the registrant’s Class A common stock as of the close of business on such day. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates.

As of February 20, 2009, there were 246,613,012 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding.

Portions of the registrant’s definitive proxy statement, to be issued in connection with the Annual Meeting of Stockholders of the registrant to be held on May 19, 2009, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report.

ANNUAL REPORT ON FORM 10-K

HEALTH MANAGEMENT ASSOCIATES, INC.

Year ended December 31, 2008

i

PART I

Item 1.	Business.

Overview

Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) primarily operate general acute care hospitals in non-urban communities. As of December 31, 2008, we operated 56 hospitals with a total of 8,019 licensed beds in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia.

Services provided by our hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care and pediatric services. We also provide outpatient services such as one-day surgery, laboratory, x-ray, respiratory therapy, cardiology and physical therapy. Additionally, some of our hospitals provide specialty services in, among other areas, cardiology (e.g., open-heart surgery, etc.), neuro-surgery, oncology, radiation therapy, computer-assisted tomography (“CT”) scanning, magnetic resonance imaging (“MRI”), lithotripsy and full-service obstetrics. Our facilities benefit from centralized corporate resources, such as purchasing, information technology, finance and accounting systems, legal services, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

During September 2008, we made certain changes and additions to our senior executive management team. Effective September 13, 2008, Gary D. Newsome was appointed to our Board of Directors and named President and Chief Executive Officer, succeeding Burke W. Whitman. Mr. Whitman resigned as an officer, director and employee of our company on September 12, 2008. Additionally, Kelly E. Curry was appointed as our Executive Vice President and Chief Administrative Officer effective September 13, 2008. Mr. Curry had previously served as our Executive Vice President and Chief Operating Officer since July 1, 2007.

As more fully discussed at Note 2 to the Consolidated Financial Statements in Item 8 of Part II, we completed a recapitalization of our balance sheet in March 2007 (the “Recapitalization”). Among other things, the Recapitalization included the payment of a special $10.00 per share cash dividend to our stockholders and significant modifications to our then existing debt structure.

Our Class A common stock is listed on the New York Stock Exchange under the symbol “HMA.” We were incorporated in Delaware in 1979 but began operations through a subsidiary that was formed in 1977. We became a public company in 1991. We have been named to the list of Fortune Magazine’s Most Admired Companies in America, appearing as the top hospital company in the “Health Care: Medical Facilities” category for two of the last three years.

Acquisitions, Divestitures, Joint Ventures and Other Activities

Historically, we have proactively identified acquisition targets and responded to requests for proposals from entities that were seeking to sell or lease hospital facilities. As a result of this strategy, we customarily entered into multiple agreements each year to acquire or lease hospital facilities. Although our long-term business strategy may call for us to acquire hospitals that meet our acquisition criteria, we do not currently anticipate any material acquisitions through December 31, 2009 unless a hospital that we believe is strategic to our business plan becomes available at a reasonable price. Since mid-2006, we have moderated our acquisition activity to focus our attention on (i) improving, developing and enhancing the operations of our existing health care facilities and (ii) identifying joint ventures and other arrangements that augment our position in the markets where we already have health care operations.

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

Divestitures

Completed

•

On August 28, 2008, we completed the sale of Southwest Regional Medical Center, a 79-bed general acute care hospital in Little Rock, Arkansas. We had previously closed this hospital on July 15, 2008. The selling price was approximately $14.3 million and yielded a gain of $3.2 million.

•

On July 31, 2007, we completed the sale of Lee Regional Medical Center, an 80-bed general acute care hospital in Pennington Gap, Virginia, Mountain View Regional Medical Center, a 133-bed general acute care hospital in Norton, Virginia, and certain health care entities affiliated with such hospitals. The selling price was $70.0 million, plus a working capital adjustment, and yielded a gain of approximately $21.8 million.

Pending

•

On June 1, 2008, we closed the Woman’s Center at Dallas Regional Medical Center (the “Center”), which was formerly a 172-bed specialty women’s hospital in Mesquite, Texas. The decision to close the Center primarily resulted from losses at the facility and our intention to focus resources on Dallas Regional Medical Center at Galloway, our 176-bed general acute care hospital in Mesquite, Texas.

•

On January 1, 2008, we closed Gulf Coast Medical Center (“GCMC”), formerly a 189-bed general acute care hospital in Biloxi, Mississippi. In large part, our decision to close the hospital was due to its inability to rebound from the devastating effects of Hurricane Katrina.

We are currently evaluating various disposal alternatives for the Center’s and GCMC’s tangible long-lived assets, which primarily consist of property, plant and equipment; however, the timing of such divestitures has not yet been determined.

Our “Discontinued Operations,” which include the aforementioned completed and pending divestitures, are identified at Note 12 to the Consolidated Financial Statements in Item 8 of Part II.

Joint Ventures and Other Activities

•

We have established joint ventures to own/lease and operate the general acute care hospitals identified in the table below. Local physicians and/or other health care organizations own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage each hospital’s day-to-day operations. We continue to evaluate new joint venture opportunities and have several such transactions currently pending.

Hospital	Location of Hospital	Inception Date of Joint Venture
Riverview Regional Medical Center	Gadsden, Alabama	January 23, 2007
Williamson Memorial Hospital	Williamson, West Virginia	December 1, 2007
Midwest Regional Medical Center	Midwest City, Oklahoma	February 1, 2008
Multiple hospitals (1)	North Carolina and South Carolina	March 31, 2008
East Georgia Regional Medical Center	Statesboro, Georgia	July 1, 2008
Natchez Community Hospital	Natchez, Mississippi	November 1, 2008
Pasco Regional Medical Center	Dade City, Florida	December 1, 2008
Stringfellow Memorial Hospital	Anniston, Alabama	February 1, 2009

(1)

On March 31, 2008, an affiliate of Novant Health, Inc. paid us $300.0 million for (i) a 27% equity interest in a limited liability company that owns/leases and operates our seven general acute care hospitals in North Carolina and South Carolina and (ii) certain property, plant and equipment of the physician practices that are affiliated with those hospitals. This transaction yielded a gain of approximately $203.4 million. We also recorded a charge of $7.9 million for the present value of our estimated payments to the buyer of our physician practices in order to offset certain future operating losses of those practices.

•

On April 16, 2007, we paid $32.0 million to a minority shareholder to acquire the 20% equity interests that we did not previously own in each of the Center and Dallas Regional Medical Center at Galloway.

•	On February 5, 2007, we opened our de novo 100-bed general acute care hospital, Physicians Regional Medical Center—Collier Boulevard in Naples, Florida.

Market

Our markets are generally non-urban areas with populations of 30,000 to 400,000 people located primarily in the southeastern and southwestern United States. Typically, the general acute care hospitals we operate are, or we believe can become, the sole or preferred provider of health care services in their market areas. Our target markets generally have the following characteristics:

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

•

States in which a certificate of need is required to construct a hospital facility and add licensed beds to an existing hospital facility. We believe that states requiring certificates of need have appropriate barriers to prevent others from building a new hospital, adding licensed beds to an existing hospital or providing additional health care services. We further believe that, in many instances, these factors permit us to be the sole or preferred service provider in a particular geographic area.

Business Strategy

Our business strategy is to deliver high quality health care services and improve patient and physician satisfaction, improve operations of our hospitals, utilize efficient management and acquire strategic hospitals in non-urban communities.

Deliver High Quality Health Care Services and Improve Patient and Physician Satisfaction

Most of our hospitals (and substantially all of our laboratories and home health agencies) are accredited by The Joint Commission, an independent not-for-profit organization that accredits and certifies more than 15,000 health care organizations and programs based on certain performance standards. We continually seek to improve the quality of the health care services we deliver and the satisfaction of our patients and physicians. Late in 2007, we began a new physician and patient satisfaction survey process to determine their satisfaction with the level and quality of our services. Those survey results were compared and benchmarked against results from other hospitals across the country. We believe that these surveys provide us with additional data to help improve our hospitals’ quality and satisfaction as they compare to our peers and competitors. Surveyed physicians and patients are asked to complete a confidential survey that seeks their perception of, among other things, each hospital’s health care services, including medical treatment, nursing care, attention to physician and patient concerns, communication, the admission process, cleanliness of the facility and the quality of dietary services. Each hospital’s management team receives the detailed results of the surveys and comparative data regarding their ranking against benchmark statistics. Beginning in 2008, the second largest component of our hospital management teams’ incentive compensation was based on quality indicators and satisfaction results from our surveys.

As evidence of our commitment to quality, Lake Norman Regional Medical Center, our 105-bed general acute care hospital in Mooresville, North Carolina, achieved Magnet Status designation in February 2007 for excellence in nursing services by the American Nurses Credentialing Center’s Magnet Recognition Program. The Magnet Recognition Program recognizes health care organizations that demonstrate excellence in nursing practice and adherence to national standards for the organization and delivery of nursing services. Additionally, Charlotte Regional Medical Center, our 208–bed general acute care hospital in Punta Gorda, Florida, and Sebastian River Medical Center, our 129-bed general acute care hospital in Sebastian, Florida, were recently ranked among the nation’s top five percent of hospitals, according to an independent study of mortality and complication rates by Health Grades, Inc. (“HealthGrades”). Both hospitals received HealthGrades’ 2009 Distinguished Hospital Award for Clinical Excellence™ based on clinical quality performance. HealthGrades is a leading health care ratings organization, providing ratings and profiles of hospitals, nursing homes and physicians.

Listed below are some recent actions that we undertook to further improve the quality of our health care services.

•

We are implementing a medication error prevention program using “Safescan™,” a handheld bedside medication administration system designed to help eliminate medication errors by using a clinician-designed bar code scanning device to verify medication orders at the point of care. We believe that Safescan™ will be implemented at all of our hospitals by the end of 2009.

•

We initiated a program to enhance and upgrade our emergency room clinical systems to more effectively manage patient flow and outcomes. The enhancements will include hardware and software upgrades, as well as the development of uniform clinical protocols to be implemented company-wide to ensure consistent patient treatment and accurate benchmarking of outcomes. Additionally, our recent initiative calls for comprehensive training of all clinical personnel and physicians responsible for emergency room patient care.

•

We implemented a comprehensive quality improvement program called “Process for Perfection,” which is a centralized approach to collecting hospital quality data, measuring that data against internal and external benchmarks, evaluating areas of improvement and excellence and implementing systemic processes to affect the delivery of high quality health care to our patients.

Improve Operations of our Hospitals

We seek to increase operating revenue at our hospitals by providing quality health care, which we believe will ultimately increase admissions, surgical volume, emergency room visits and outpatient business. Our hospitals are administered and directed on a local level by each hospital’s chief executive officer. A key element of our strategy is establishing and maintaining cooperative relationships with our physicians. We maintain a physician recruitment program designed to attract and retain qualified specialists and primary care physicians, in conjunction with our existing physicians and community needs, in order to broaden the services offered by our hospitals. To this end, we developed “Physician Security Plus,” a unique program designed to: (i) create attractive practice opportunities for quality physicians in the communities that are served by our hospitals in order to build outstanding medical staffs; (ii) improve the satisfaction and retention of physicians in our markets; and (iii) create practice models that are sustainable in a competitive health care environment.

Our hospitals also seek to increase their patient volume by implementing selective marketing programs. The marketing program for each hospital is directed by the hospital’s chief executive officer and is generally tailored to suit the particular geographic, demographic and economic characteristics of a hospital’s unique market area. Additionally, we pursue various clinical means to increase the utilization of the services provided by our hospitals, particularly emergency and outpatient services. These include:

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

We believe that there are numerous opportunities to increase the number of patients who seek treatment at our hospitals. We believe that improving patient volume primarily rests in the refinement of physician relationships within the communities where our hospitals operate. In addition to local physician leadership council participation where we listen and respond to physician concerns, we regularly evaluate innovative strategic business alternatives that address the ever-changing health care climate. In that regard, we have entered into, and will continue to enter into, joint venture arrangements with physicians for entire hospitals, ambulatory surgical centers, medical office buildings and other health care service businesses. Although joint ventures are not appropriate for each community where we have a hospital and the laws and regulations governing joint ventures are subject to change in the future, we plan to evaluate and pursue physician and physician group partners in those markets where physicians have expressed an interest in establishing a financial partnership that is economically viable and consistent with our goals and objectives. Often times, there already exists a high level of competition for health care services in these markets. With respect to our collaborative physician-based initiatives, we believe that our ultimate success will depend, in part, on our flexibility, creativity and responsiveness to all involved constituencies.

In their respective markets, our hospitals directly employ physicians who lead our clinics and provide health care services outside of the hospital setting. Our hospitals have also assumed active roles managing local physician relationships in their markets. As a result of our employed physician initiatives, we are seeing favorable changes in physician referral patterns. We believe that a significant opportunity exists to further improve our hospital operations through more efficient management of our employed physicians. During the past two years, we have sought to better align the interests of our employed physicians with those of our hospitals by converting such physicians to production-based employment arrangements. These new arrangements generally offer a lower base salary, with supplemental compensation available based on physician practice cash collections. During 2009, we expect to implement additional production-based arrangements and we expect to see incremental contributions from the physicians we employed during the last twelve months.

Utilize Efficient Management

We consider our management structure to be decentralized but with centralized support and control. Our hospitals are run by experienced chief executive officers, chief financial officers and chief nursing officers who have both the authority and responsibility for day-to-day hospital operations. Incentive compensation programs have been implemented to reward our managers for achieving and exceeding pre-established goals. We employ a relatively small corporate staff to provide services such as systems design and development, training, human resource management, reimbursement, accounting support, legal services, purchasing, risk management and construction management. We maintain centralized financial control through fiscal and accounting policies established at the corporate level for use at all of our subsidiary hospitals. Financial information is consolidated at the corporate level using our proprietary Pulse System® and is monitored daily by our management team. We also participate in a group purchasing organization with other proprietary hospital systems. We believe that this participation allows us to procure medical equipment and supplies at advantageous pricing by leveraging the buying power of the organization’s members.

During 2008, our decentralized management structure was realigned to improve decision-making and resource management. Our operational reporting structure was reduced from eight divisions to five divisions and all divisional senior leaders now report directly to our corporate chief executive officer. Each of the five divisions has its own president, chief financial officer and physician recruiting manager, with improved alignment of individual hospital and divisional objectives. During the past two years, we have also recruited and promoted new leadership for centralized support functions such as clinical affairs, marketing, managed care, physician recruitment, physician relations, nursing and quality.

Acquire Additional Hospitals

We believe that the hospitals we acquire are, or can become, the provider of choice for health care services in their respective market areas. When we make an initial evaluation of a potential acquisition, we require that a hospital’s market service area have a demonstrated need for the hospital, along with an established physician base that we believe can benefit from our ability to attract additional qualified physicians to the area based on community needs. In addition to acquisitions, we also consider: (i) building new and/or replacement hospitals; (ii) partnering with not-for-profit entities in areas and markets that otherwise meet our acquisition criteria; and (iii) investing in existing health care outpatient businesses such as urgent care, diagnostic imaging and surgery centers.

We believe that many of the hospitals we acquire are underperforming at the time of acquisition. Upon acquiring a hospital, we conduct a thorough review and, where appropriate, retain current administrative leadership. We also take several other steps, including, among other things, employing a well-qualified chief executive officer, chief financial officer and chief nursing officer, implementing our proprietary management information system (the Pulse System®) and other technological enhancements, recruiting physicians, establishing additional quality assessment and efficiency measures, introducing volume purchasing under company-wide agreements, and spending the necessary capital to renovate facilities and upgrade equipment. Our Pulse System® and the other technological enhancements that we implement provide each hospital’s management team with the financial and operational information necessary to operate the hospital efficiently and effectively. We can also assist physicians with case management.

Additionally, we expand and improve the services offered at our acquired hospitals. We strive to provide at least 90% of the acute care needs of each community our hospitals serve and reduce the outmigration of patients to hospitals in larger urban areas. Generally, we have been successful in achieving a significant improvement in the operating performance of our newly acquired facilities within 12 to 24 months of acquisition. Once a facility has matured, we generally achieve incremental growth through the investment of capital, recruitment of physicians based on community needs, expansion and enhancement of health care services and favorable demographic trends.

Selected Operating Statistics

The table below sets forth selected operating statistics, exclusive of our Discontinued Operations.

	Years Ended December 31,
	2008	2007	2006
Licensed beds as of the end of the year (1)	8,019	8,018	7,936
Admissions (2)	306,370	310,897	306,660
Adjusted admissions (3)	531,552	533,064	514,913
Emergency room visits (4)	1,349,213	1,330,587	1,270,586
Surgeries (5)	275,951	279,563	279,811
Patient days (6)	1,314,609	1,313,029	1,310,307
Acute care average length of stay in days (7)	4.3	4.2	4.3
Occupancy rates (8)	44.9%	45.0%	45.5%

(1)	Licensed beds are beds for which a hospital has obtained approval to operate from the applicable state licensing agency.
(2)	Admissions are patients admitted to our hospitals for inpatient treatment. This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient volume.
(3)	Adjusted admissions are total admissions adjusted for outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient charges and gross outpatient charges and then dividing the resulting amount by gross inpatient charges. This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient and outpatient volume.
(4)	The number of emergency room visits is a critical operational measure that is used by our management, investors and other readers of our financial statements to gauge our patient volume. Much of our inpatient volume is a byproduct of a patient’s initial encounter with our hospitals through an emergency room visit.
(5)	The number of surgeries includes both inpatient and outpatient surgeries. This statistic is used by our management, investors and other readers of our financial statements as one component of overall patient volume and business trends.
(6)	Patient days is the total number of days that patients are admitted in our hospitals. This statistic is used by our management, investors and other readers of our financial statements as a measure of inpatient volume.
(7)	Acute care average length of stay in days represents the average number of days admitted patients stay in our hospitals. This statistic is used by our management, investors and other readers of our financial statements as a measure of our utilization of resources.
(8)	Occupancy rates are affected by many factors, including the population size and general economic conditions within particular market service areas, the degrees of variation in medical and surgical products, outpatient use of hospital services, quality and treatment availability at competing hospitals and seasonality.

Competition

Existing hospitals

In many of the geographic areas where we operate, there are other hospitals that provide services comparable to those offered by our hospitals. Generally, competition is limited to a single or small number of hospital competitors in each hospital’s market service area. With respect to the delivery of general acute care inpatient services, we believe that most of our hospitals face less competition in their immediate market service area than they would likely face in larger, more urban, communities. However, the health care environment is becoming more competitive in every market as physicians and ancillary service providers introduce outpatient services. Regardless of the level of competition, we strive to distinguish ourselves based on the quality and scope of the medical services we provide.

Certain of our competitors may have greater resources than we do, may be better equipped than we are and may offer a broader range of services than we do. For example, some hospitals that compete with us are owned by governmental agencies and are supported by tax revenue, and others are owned by not-for-profit entities and may be supported, to a large extent, by endowments and charitable contributions. Such support is not available to our hospitals. Additionally, outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers (including many in which physicians have an ownership interest), and a growing number of health care clinics located in large retail stores also introduce competitors to the health care marketplace. Such health care facilities have increased in number and accessibility in recent years.

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

We are in an industry that has a competitive labor market. As such, we face competition attracting and retaining health care professionals. In recent years, there has been a nationwide shortage of qualified nurses and other medical support personnel. In order to address this shortage, we have increased wages, improved hospital working conditions and fostered relationships with local nursing schools.

Another important factor contributing to a hospital’s competitive advantage is the number and quality of physicians on its staff. Physicians make admitting and other decisions regarding the appropriate course of patient treatment which, in turn, affect hospital revenue. Admitting physicians may also be on the medical staffs of hospitals that we do not operate. By offering quality services and facilities, convenient locations and state-of-the-art medical equipment, we attempt to attract our physicians’ patients. Our hospitals try to increase the number, quality and specialties of the physicians in their communities based on community needs. During the year ended December 31, 2008, approximately 475 non-hospital based physicians were recruited or otherwise joined our medical staff. Additionally, we expect to have approximately 600 such physicians join our medical staff during 2009. When a recruited physician relocates to a community where one of our hospitals is located and agrees to engage in private practice, our subsidiary hospital often advances money to the physician pursuant to a recruiting agreement in order to provide financial assistance for the physician to establish a practice. The amounts advanced are dependent on the financial results of each physician’s private practice during a certain period, referred to as the measurement period, which generally approximates one year. Amounts advanced under these recruiting agreements are considered to be loans and are generally forgiven on a pro rata basis over a period of 12 to 24 months, contingent on the physician continuing to practice in the community served by our hospital.

Acquisitions

We face competition for hospital acquisitions from both proprietary and not-for-profit multi-hospital groups. Some of these competitors may have greater financial and other resources than we do. Historically, we have been able to acquire hospitals at prices we believe to be reasonable. However, competition for acquisitions of non-urban general acute care hospitals could have an adverse impact on our ability to acquire additional hospitals on favorable terms.

Sources of Revenue

We record gross patient service charges on a patient-by-patient basis in the period in which the services are rendered. Patient accounts are billed after the patient is discharged. When a patient’s account is billed, our accounting system calculates the reimbursement that we expect to receive based on the services rendered, the type of payor and the contractual terms with such payor. We record the difference between gross patient service charges and expected reimbursement as contractual adjustments.

At the end of each month, we estimate expected reimbursement for unbilled accounts. Estimated reimbursement amounts are calculated on a payor-specific basis and are recorded based on the best information available to us at the time regarding applicable laws, rules, regulations and contract terms. We continually review our contractual adjustment estimation process to consider and incorporate updates to applicable laws, rules and regulations, as well as changes to contract terms with managed care health plans that result from negotiations and renewals.

We receive payment for services rendered from:

•	the federal government under the Medicare program;

•	each of the states where our hospitals operate under the related state Medicaid program;

•	commercial insurance; and

•	patients.

Co-payments and deductibles are the portion of the patient’s bill for medical services that many private and governmental payors require the patient to pay. Co-payment and deductible amounts vary among payors and are based on the provisions of the health plan in which the patient participates. We estimate that we are currently collecting approximately 50% to 55% of such amounts. In recent years, we have increased our efforts to collect patient co-payments and deductibles at the time services are rendered by our hospitals and clinics. Co-payments and deductibles are subject to the same collection practices as other patient accounts receivable.

Our policy is to verify insurance coverage prior to rendering service in order to facilitate timely identification of the payor and the benefits covered. However, adherence to this policy is not permitted under federal law when the necessity of service and patient condition (e.g., emergency room services, active labor and other similar situations, etc.) are present, as those conditions preclude the verification of coverage. We do not track the percent of encounters where coverage is not verified prior to services being rendered.

Virtually all of our billing is processed electronically via our proprietary Pulse System® or a third party billing software program. Charges for services rendered are automatically entered into our billing systems, which edit bills for inconsistencies and improper charges. Inconsistencies are reviewed by billing personnel who resolve such matters before a bill is released. Once a preliminary bill clears the edit process, our systems automatically generate a final bill. Approximately 95% of these bills are sent electronically to third party payors. For the remaining 5% of our bills, paper copies are printed and mailed to third party payors and/or individuals.

The table below sets forth the approximate percent of hospital net revenue, defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, that we derive from various payors.

	Years Ended December 31,
	2008	2007	2006
Medicare	32%	32%	35%
Medicaid	8	8	9
Commercial insurance and other	51	50	47
Self-pay	9	10	9

Totals	100%	100%	100%

Hospital net revenue depends on inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures. Reimbursement rates for routine inpatient services vary significantly depending on the type of service (e.g., acute care, intensive care, etc.) and the geographic location of the hospital. In recent years, the percent of our net revenue attributable to outpatient services has consistently approximated half of our consolidated net revenue. This circumstance is primarily due to advances in medical technology that allow more services to be provided on an outpatient basis, as well as increased pressure from Medicare, Medicaid and commercial insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our outpatient levels mirror the general trend occurring in the health care industry.

Medicare and Medicaid

Medicare is a federal health insurance program, administered by the U.S. Department of Health and Human Services that provides hospital and other medical benefits to individuals age 65 and over, certain disabled persons and certain other individuals with qualifying conditions. Medicaid is a joint federal-state health care benefit program, operating pursuant to a plan developed and administered by each participating state, subject to broadly defined federal requirements, that provides health care benefits to uninsured individuals who are otherwise unable to afford such services. Our hospitals derive a substantial portion of their net revenue from the Medicare and Medicaid programs. Both such programs are heavily regulated and subject to frequent changes that typically affect the payments to participating hospitals.

Medicare

Inpatient Payments. The Medicare program provides payment for inpatient hospital services under a prospective payment system, or PPS. Under the inpatient PPS, hospitals are paid a prospectively determined fixed amount for each hospital discharge. The fixed payment amount per inpatient discharge is established based on each patient’s diagnosis related group, or DRG. Each patient admitted for care is assigned to a DRG based on his or her primary admitting diagnosis. Every DRG is assigned a payment rate based on the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. The DRG payment rates are based on national average costs from an historic base period and do not consider the actual costs incurred by a hospital to provide care. Although based on national average costs, the DRG standardized amounts and capital payment rates are adjusted by the wage index and geographic adjustment factor for the geographic region in which a particular hospital is located, or reclassified to, and are weighted based on a statistically normal distribution of severity. DRG rates are usually adjusted by an update factor each federal fiscal year, which begins on October 1st. The update factor used as the basis to adjust the DRG rates (the “market basket”) takes into consideration annual inflation in the purchasing of goods and services experienced by hospitals and other entities. Because other entities are included in the market basket determination, for several years the market basket has been lower than the percent increase in costs experienced by hospitals. For federal fiscal years 2008, 2007 and 2006, the update factors were 3.3%, 3.4% and 3.7%, respectively. For federal fiscal year 2009, the update factor is 3.6%.

In its most recent modification to the DRG system, the Centers for Medicare & Medicaid Services, or CMS, adopted a final rule on August 22, 2007 that established Medicare Severity DRGs, or MS-DRGs, that became effective on October 1, 2007. The move to MS-DRGs is an effort by CMS to refine the DRG weighting system to more fully capture differences in severity of illness among patients. It replaced 538 DRGs with 745 MS-DRGs. MS-DRGs have a two year phase in period during federal fiscal years 2008 and 2009. CMS believes that MS-DRGs will reduce incentives for hospitals to treat only the healthiest and most profitable patients by better taking into account severity of illness in Medicare payment rates. MS-DRGs are also expected to encourage hospitals to improve their coding and documentation of patient diagnoses. To ensure that improvements in coding and documentation do not lead to an increase in aggregate payments without corresponding growth in actual patient severity, CMS proposed a negative documentation and coding adjustment for federal fiscal year 2008. On September 29, 2007, the TMA, Abstinence Education, and QI Programs Extension Act of 2007 was signed into law, thereby reducing the documentation and coding adjustment for MS-DRGs by 0.6%. For federal fiscal year 2009, the negative documentation and coding adjustment for MS-DRGs is 0.9%, yielding a cumulative reduction of 1.5%. CMS expects that the documentation and coding adjustments will not reduce the overall amount of payments to hospitals nationwide.

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

Medicare’s outpatient PPS groups services that are clinically related and use similar resources into ambulatory payment classifications, or APCs. Depending on the service rendered during an encounter, a patient may be assigned to a single or multiple groups. Medicare pays a set price or rate for each group, regardless of the actual costs incurred in providing care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year, again based on the market basket. For federal fiscal years 2008, 2007 and 2006, the payment rate update factors were 3.3%, 3.4% and 3.7%, respectively. For federal fiscal year 2009, the update factor is 3.6%.

Outlier Payments. In addition to DRG and capital payments, our hospitals may qualify for and receive “outlier” payments from Medicare for certain inpatient hospital services. Outlier payments are estimated by CMS to be approximately 5.1% of total inpatient DRG payments. Outlier payments are made for those inpatient discharges where the total cost of care (as determined by using the gross charges adjusted by the hospital’s cost-to-charge ratio) exceeds the total DRG payment plus a fixed threshold amount. In determining the cost-to-charge ratio, Medicare uses the latest of either a hospital’s most recently submitted or most recently settled cost report. The threshold amounts used in the outlier computation for federal fiscal years 2008, 2007 and 2006 were $22,460, $24,485 and $23,600, respectively. The amount for federal fiscal year 2009 is $20,045. Excluding our Discontinued Operations, approximately 1.9%, 1.6% and 2.1% of our Medicare inpatient DRG payments were for outlier payments during the years ended December 31, 2008, 2007 and 2006, respectively.

Medicare fiscal intermediaries have been given specific criteria for identifying hospitals that may have received inappropriate outlier payments. The intermediaries are authorized to recover overpayments, including interest, if the actual cost of the DRG stay (which was reflected in the settled cost report) was less than claimed, or if there were indications of abuse. In order to avoid overpayment or underpayment of outlier cases, hospitals may request changes to their cost-to-charge ratios.

Disproportionate Share Payments. An additional payment is made for hospitals that serve a significantly disproportionate share of low income Medicare and Medicaid patients. The additional payment is based on the hospital’s DRG payments and paid according to formulas that take into consideration the hospital’s percent of low income patients, status, geographic designation and number of beds.

Rural Health Clinic Payments. A rural health clinic is an outpatient facility primarily engaged in furnishing physician and other health services in accordance with federal guidelines. In order to qualify, a clinic must be located in a medically under-served area that is non-urbanized, as defined by the U.S. Census Bureau. Payments to rural health clinics for covered services are made via an all-inclusive per visit rate. As of December 31, 2008, we operated five rural health clinics in Missouri.

Ambulatory Surgical Center Payments. Ambulatory surgical centers are distinct facilities that provide surgical services to patients not requiring hospitalization. Such centers may be licensed by the state in which they operate, depending on individual state requirements. Medicare pays for services provided in ambulatory surgical centers that voluntarily sought and received certification and are approved by CMS. Effective January 1, 2008, CMS instituted a new system for reimbursing ambulatory surgical centers, as was mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the 2003 Act. The new reimbursement system is based on the outpatient PPS system, taking into account the lower relative costs of procedures performed in an ambulatory surgical center as compared to a hospital outpatient department. As of December 31, 2008, we participated in the operation of five ambulatory surgical centers.

Reimbursement for Bad Debts. Medicare reimburses hospitals and other health care providers for certain allowable costs that are attributable to uncollectible Medicare beneficiary deductible and coinsurance amounts. Hospitals generally receive an interim pass-through payment for bad debts in an amount determined by the Medicare fiscal intermediary, based on the prior period’s bad debt amounts as reported in the hospital’s cost report. To be an allowable bad debt, the underlying accounts receivable must be related to a covered service and derived from a deductible and/or coinsurance amount. Additionally, the following conditions must be met: (i) the hospital must be able to establish that reasonable collection efforts were undertaken prior to classification as a bad debt; (ii) the debt was actually uncollectible when classified as worthless; and (iii) sound business judgment established that there was no likelihood of recovery of the debt at any time in the future. In determining reasonable cost subject to reimbursement, the amount of bad debts otherwise treatable as allowable are reduced 30% by Medicare. Amounts received by a hospital as reimbursement for bad debts are subject to audit and recoupment by the fiscal intermediary. Bad debt reimbursement has been a focus of fiscal intermediary audit/recoupment efforts in the past.

Legislative Changes. Legislative changes to the Medicare program have historically limited growth rates for reimbursement and, in some cases, reduced levels of reimbursement for the health care services that we provide. For example, the Balanced Budget Act of 1997 included significant reductions in spending levels for the Medicare and Medicaid programs. The Balanced Budget Refinement Act of 1999 mitigated some of the adverse effects of the Balanced Budget Act of 1997 through a “corridor reimbursement approach,” whereby a percent of losses under the Medicare outpatient PPS were reimbursed through 2003. The 2003 Act provided an extension, until January 1, 2006, of certain provisions of the Balanced Budget Refinement Act of 1999 for small rural and sole community hospitals. Some of our general acute care hospitals qualified for relief under this provision.

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

The 2003 Act made a number of significant changes to the Medicare program. In addition to a highly publicized prescription drug benefit program that was intended to provide direct relief to Medicare beneficiaries, the 2003 Act also provided a number of direct benefits to hospitals, including, but not limited to: a permanent increase in the base payment rate for rural and small urban hospitals of 1.6%, up to the large urban payment rate; the cap on disproportionate share payments for rural and small urban hospitals, as of April 1, 2004, being increased to 12.0% of total inpatient payments; and establishment of a physician incentive program for primary care and certain specialty physicians who provide services to individuals in areas having the fewest physicians available to serve, among others, Medicare beneficiaries. Beginning with federal fiscal year 2005, Medicare payment considerations have been tied to hospital performance and hospital reporting of quality data and measures. For federal fiscal year 2009, hospitals must report on 30 quality indicators in order to qualify for their full market basket update. Those hospitals that do not provide the required information will have their market basket update reduced by 2.0%. Our hospitals participated in the voluntary and mandatory quality data reporting, which will likely form the basis for future payments. We anticipate that more quality data reporting will likely be required in the future as governmental payors continue their analysis and possible movement toward a “pay for performance” model.

The significant downturn in the domestic economy in 2008 and 2009 and a new presidential administration have contributed to, and we believe will continue to contribute to, a heightened focus on the efficacy of the Medicare program. Among other things, bills have been proposed in the House of Representatives and the Senate with respect to Medicare reimbursement to joint ventures that involve physicians. Such joint ventures may become subject to more oversight and limitations may be placed on certain joint ventures, including those that we have already formed.

Medicaid

Each state is responsible for administering its own Medicaid program, payment rates and methodologies, as well as covered services, all of which vary from state to state. Although the actual rates vary by state, between 50% and 83% of Medicaid funding comes from the federal government, with the balance shared by state and local governments. The most common payment methodologies include prospective payment systems and programs that negotiate payment rates with individual hospitals. Generally, Medicaid payments are less than Medicare payments and are often less than a hospital’s patient care costs. Hospitals that have an unusually large number of low-income patients (i.e., those with a Medicaid utilization rate of at least one standard deviation above the mean Medicaid utilization, or have a low income patient utilization rate exceeding 25%) are eligible to receive a disproportionate share adjustment. Moreover, Congress established a national limit on disproportionate share hospital adjustments.

Due to the severe downturn in the domestic economy in 2008 and 2009, projected increases to Medicaid program costs and burgeoning budget deficits, the federal government and many states are currently considering ways to limit increases and/or cut Medicaid funding, which could adversely affect future Medicaid payments received by our hospitals. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “2009 Act”), which, among other things, allocates supplemental federal funding to each state, which can be used by the states to benefit their Medicaid programs. However, we cannot predict how the individual states will use their allocated funds or what effect the 2009 Act may ultimately have on our business. Because we cannot predict what further action the federal government or the states may take under existing and future legislation to close budget gaps or reduce deficit spending, we are unable to assess the effect that any such legislation might have on our business. Like Medicare funding, Medicaid funding may also be affected by health care reform legislation and we are not able to predict the effect that such future legislation could have on our business.

Medicare and Medicaid Regulatory and Audit Impacts

In addition to legislative changes, Medicare and each of the state Medicaid programs are subject to regulatory changes, administrative rulings, interpretations and determinations, post-payment audits, requirements for utilization review and new governmental funding restrictions, all of which could materially increase or decrease our program payments, impact our cost of patient care and affect the timing of payments to our hospitals. The final determination of amounts we receive under the Medicare and Medicaid programs often takes many years to resolve because of audits by the programs’ representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. We believe that we have made adequate provisions for such potential adjustments. Nevertheless, until final adjustments are made, certain issues remain unresolved and our established allowances may be higher or lower than what is ultimately required.

The Medicare program utilizes a system of contracted carriers and fiscal intermediaries across the country to process claims and conduct post-payment audits. As directed by the 2003 Act, CMS is in the midst of an initiative to reform the carrier and fiscal intermediary functions. As part of such reform, CMS is competitively bidding the carrier and fiscal intermediary functions to Medicare Administrative Contractors, or MACs. As of December 31, 2008, CMS has awarded ten of fifteen planned multi-state jurisdiction MAC contracts. The changes being initiated by CMS could affect claims processing, auditing and cash flow to Medicare providers. We cannot predict what, if any, impact such changes will ultimately have on our business.

We expect that efforts to impose reduced reimbursement, greater discounts and more stringent cost controls by governmental and other payors will continue and we believe that if additional reductions in the payments we receive for our services occur, our revenue may be adversely affected.

Commercial Insurance and Other

In recent years, a number of commercial insurers have undertaken efforts to limit the costs of hospital services by adopting prospective payment or DRG-based systems. To the extent that such efforts are successful and those insurers fail to reimburse hospitals for the costs of providing services to their beneficiaries, such efforts may have a negative impact on our hospitals’ results of operations.

Our hospitals also provide services to individuals covered by private health insurance plans. Private insurance carriers typically reimburse a hospital directly after the claim is filed; however, reimbursement can be sent directly to the patient based on the underlying insurance policy’s stipulations. Reimbursement from private insurance carriers is often based on rates such as prospective payment systems, per diems or other discounted fee schedules. Private insurance reimbursement varies among payors and states and is generally based on contracts negotiated between the hospital and the payor.

Additionally, our hospitals provide health care services to individuals covered under workers’ compensation programs, TRICARE/CHAMPUS (for retired military personnel) and other private and governmental programs. These programs pay under prospective payment systems, per-diem systems or other discounted fee systems.

Private Pay

Our hospitals provide services to individuals who have no form of health care coverage. These patients are evaluated at the time of service or shortly thereafter for their ability to pay based on federal and state poverty guidelines and/or qualifications for Medicaid or other state assistance programs, as well as our company-wide charity and indigent care policy. As a result of our settlement of a class action lawsuit that involved billings to uninsured patients, we began discounting our gross charges to uninsured patients for non-elective procedures by 60% in February 2007. Local hospital personnel and our collection agencies pursue payments on accounts receivable from self-pay patients who do not meet our charity and indigent care criteria.

Utilization Review

In order to ensure efficient utilization of facilities and services, federal regulations require that admissions to, and the utilization of, health care facilities by Medicare and Medicaid patients be reviewed by a federally funded peer review organization (“PRO”). Pursuant to federal law, PROs must review, where appropriate, the need for hospitalization and the utilization of services, the denial of admission of a patient or the denial of payment for services provided. Each of our facilities has contracted with a PRO and has a quality assurance program that provides for both a concurrent and a retrospective patient care evaluation and utilization review.

Corporate Compliance Program

In 1997, we implemented a corporate compliance program to supplement and enhance our then existing corporate ethics program. Our corporate compliance program, which includes our Code of Business Conduct and Ethics, covers our employees, officers (including our chief executive officer, chief financial officer and persons performing similar functions) and directors. Our corporate compliance program contains standards designed to promote honest and ethical conduct and compliance with all applicable laws, rules and regulations. As part of this program, we provide ethics and compliance training upon the initial hire of each of our employees and officers, as well as upon the election of new directors. Our employees, officers and directors also receive annual ethics and compliance training thereafter. The program requires and is designed to encourage the reporting, without fear of retaliation, of any suspected illegal or ethical violation. Our corporate compliance program is updated from time to time to comply with applicable laws, rules and regulations.

Employees and Medical Staff

As of December 31, 2008, we had approximately 32,700 employees, including 1,173 who were covered by collective bargaining agreements. At such date, our corporate staff consisted of approximately 220 people. We believe that our employee relations are satisfactory.

Physicians on the medical staffs of our hospitals are, in most cases, not our employees. Such non-employee physicians may also be staff members of other hospitals. As of December 31, 2008, we directly employed approximately 375 physicians, about half of whom are primary care physicians at clinics we own and operate. Additionally, our hospitals provide emergency room, radiology, pathology and anesthesiology services through service contracts with physician groups that are generally cancelable with 90 days advance notice.

Liability Insurance

As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. Commencing October 1, 2002, we began using a wholly owned captive insurance subsidiary to self-insure a significant portion of our professional liability risks. Since its inception, our captive insurance subsidiary has provided claims-made coverage to all of our hospitals and a limited number of our employed physicians. Effective March 1, 2007, we began providing occurrence-basis insurance policies to most of our employed physicians through a wholly owned risk retention group subsidiary. Before such time, substantially all of our employed physicians were covered under claims-made policies with unrelated third party insurance companies.

We also maintain directors’ and officers’, property and other typical insurance policies with commercial carriers, subject to self-insurance retention levels. We believe that our insurance is adequate in amount and coverage. However, in the future, insurance may not be available at reasonable prices or we may have to increase our self-insurance retention levels.

Environmental Regulation

We are subject to compliance with various federal, state and local environmental laws, rules and regulations, including, but not limited to, the disposal of medical waste generated by our operations. Our compliance costs are not significant and we do not anticipate that they will be significant in the future.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Additionally, the SEC maintains an Internet website (www.sec.gov) that contains reports, proxy statements and other registrant information.

We maintain an Internet website at www.hma.com. On our website, we make available, free of charge, documents we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports filed with or furnished to the

SEC. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. Our SEC reports can be accessed under “Investor Relations” on our website. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Charters for the committees of our Board of Directors (Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Executive Committee), our Code of Business Conduct and Ethics and our Corporate Governance Guidelines are posted on our website under Investor Relations. Copies of such charters and certain other governance documents are available in print at no charge to any stockholder who makes a request. Such requests should be made to our Corporate Secretary at our corporate headquarters.

Item 1A.	Risk Factors.

Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this Annual Report on Form 10-K. If any of the events described below occur, our business and results of operations could be harmed. Additional risks and uncertainties that are not presently known to us, or which we currently deem to be immaterial, could also harm our business and results of operations.

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

Many of the laws and regulations that govern our operations are highly complex and, in certain cases, we do not have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of such laws and regulations, as well as modifications thereof, could require us to make changes in our facilities, equipment, personnel, services or capital expenditure programs. Any such changes could harm our business.

We are subject to “anti-kickback” and “self-referral” laws and regulations that provide for criminal and civil penalties if they are violated. The health care industry is subject to many laws and regulations designed to deter and prevent practices deemed by the government to be fraudulent or abusive. Unless an exception applies, federal and state anti-kickback laws prohibit giving or receiving any consideration in return for physician referrals. Similarly, unless an exception applies, the portion of the Social Security Act commonly known as the “Stark law” prohibits physicians from referring Medicare and Medicaid patients to providers of enumerated “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement. Such referrals are deemed to be “self referrals” due to the physician’s financial relationship with the entity providing the designated health services. Moreover, many states have adopted or are considering similar legislative proposals, some of which extend beyond the scope of the Stark law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated health care services and physician self-referrals, regardless of the source of payment for the patient’s care.

We systematically review our operations on a regular basis and believe that we are in compliance with the anti-kickback laws, the Stark law and similar state statutes. When evaluating joint ventures or other collaborative relationships with physicians, we consider the scope and effect of these statutes and seek to structure the arrangements in full compliance with their provisions. We also maintain a company-wide compliance program to monitor and promote our continued compliance with these and other statutory prohibitions and requirements. Nevertheless, if it is determined that any of our practices or operations violate the anti-kickback laws, the Stark law or similar state statutes, we could become subject to civil and criminal penalties, including exclusion from the Medicare and/or Medicaid programs. Additionally, the anti-kickback laws, the Stark law and similar state statutes are subject to change. If any of those laws change, we may not be able to comply with the modified laws and regulations. Moreover, our continued compliance with such modified laws and regulations could require us to devote extensive resources, financial and otherwise, to achieving and maintaining compliance. The imposition of penalties for alleged or actual violations of the anti-kickback laws, the Stark law and/or similar state statutes, our inability to comply with changes in such laws and/or significant compliance costs associated with any modified laws and regulations could each harm our business.

Providers in the hospital industry have been the subject of federal and state investigations and we could become subject to such investigations or whistleblower lawsuits in the future. Historically, significant media and public attention has been focused on the hospital industry due to ongoing investigations related to referrals, cost reporting and billing practices, laboratory and home health care services and physician ownership of joint ventures involving hospitals. Both federal and state government agencies have previously announced heightened and coordinated civil and criminal enforcement efforts. Additionally, the Office of the Inspector General of the U.S. Department of Health and Human Services and the U.S. Department of Justice have, from time to time, established enforcement initiatives that focus on specific areas of suspected fraud and abuse. Recent and recently announced initiatives have focused on hospital billing practices, health care provider bad debts, disproportionate share payments, reliability of hospital-reported quality measure data, compliance with the Emergency Medical Treatment and Active Labor Act, MS-DRG coding and serious medical errors.

In March 2005, CMS implemented a three-year pilot recovery audit contractor program, commonly known as RAC, that covered health care providers in some of the states where we operate hospitals. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and directed that it be expanded to all 50 states by 2010. CMS awarded contracts to four RAC auditors on October 6, 2008, with authority to begin work in seventeen states, including some of the states where we operate hospitals. Although a protest was filed against the award of one or more contracts, putting expansion of the program on temporary hold, CMS anticipates announcing three additional phases of RAC awards prior to the end of 2009, thereby expanding the RAC program to all 50 states. Among other things, the RAC auditors, who are independent contractors, focus on the clinical documentation supporting billings under the Medicare program. If an auditor concludes that such documentation does not support the provider’s Medicare billings, CMS will revise the amount due to the provider, compare such amount to what was previously paid and withhold the difference from a current remittance. The affected facility can appeal the auditor’s decision through an administrative process.

The federal False Claims Act permits private parties to bring qui tam, or whistleblower, lawsuits against companies. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Typically, each fraudulent bill submitted by a health care provider is considered a separate false claim and, therefore, penalties under the False Claims Act may be substantial. Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government. In some cases, whistleblowers or the federal government have taken the position that health care providers who allegedly violated other statutes and submitted claims to a government payor during the time period they allegedly violated these other statues, have thereby submitted false claims under the False Claims Act. Some states have adopted similar whistleblower and false claims provisions.

We closely monitor our billing and other hospital practices to maintain compliance with prevailing industry interpretations of applicable laws and regulations and we believe that our practices are consistent with those in our industry. However, government investigations could be initiated that are inconsistent with industry practices and prevailing interpretations of existing laws and regulations. In public statements, government authorities have taken positions on issues for which little official interpretation was available. Some of those positions appear to be inconsistent with practices that have been common within our industry and, in some cases, have not been challenged. Additionally, some government investigations that were previously conducted under the civil provisions of federal law are now being conducted as criminal investigations under fraud and abuse laws.

We cannot predict whether we will be the subject of future governmental investigations, inquiries or whistleblower lawsuits. Any determination that we have violated applicable laws or regulations or even a public announcement that we are being investigated for possible violations could harm our business.

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

We are subject to uncertainties regarding health care reform. An increasing number of initiatives have been introduced or proposed at the federal and state level that would affect major changes in the health care delivery system. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. Moreover, President Obama has indicated that health care reform will be a high priority in his administration. We cannot predict whether any health care reform proposals will be adopted. If adopted, such reforms could harm our business.

If any of our existing health care facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid. The construction and operation of health care facilities are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with these various standards.

All of our hospitals (and substantially all of our laboratories and home health agencies) are accredited, meaning that they are properly licensed under the relevant state laws and regulations and certified under the Medicare program. The effect of maintaining accredited facilities is to allow such facilities to participate in the Medicare and Medicaid programs. We believe that all of our health care facilities are in material compliance with applicable federal, state, local and other relevant regulations and standards. However, should any of our health care facilities lose their accredited status and thereby lose certification under the Medicare or Medicaid programs, such facilities would be unable to receive reimbursement from either of those programs and our business could be harmed. Because the requirements for accreditation are subject to modification, it may be necessary for us to affect changes in our facilities, equipment, personnel and services in order to maintain accreditation. Such changes could be expensive and could adversely affect our results of operations.

State efforts to regulate the construction or expansion of health care facilities could impair our ability to expand. The construction of new health care facilities, the acquisition of existing health care facilities and the addition of new beds or services at existing health care facilities may be reviewed by state regulatory agencies under certificate of need and similar laws. Except for Arkansas, Oklahoma, Pennsylvania and Texas, all of the states where our hospitals operate have certificate of need or similar laws. Such laws generally require state agency determination of public need and local agency approval prior to the construction of a new hospital facility and/or the addition of new beds or significant services to a hospital, or a related capital expenditure. Failure to obtain the necessary approvals in these states could: (i) result in our inability to complete a particular hospital acquisition, expansion or replacement; (ii) make a facility ineligible to receive reimbursement under the Medicare and/or Medicaid programs; (iii) result in the revocation of a facility’s license; or (iv) impose civil and criminal penalties on us, any of which could harm our business.

Our operations are subject to occupational health, safety and other similar regulations. We are subject to a wide variety of federal, state and local occupational health and safety laws and regulations. Regulatory requirements affecting us include, but are not limited to, those covering: (i) air and water quality control; (ii) occupational health and safety (e.g., standards regarding blood-borne pathogens and ergonomics, etc.); (iii) waste management; (iv) the handling of asbestos, polychlorinated biphenyls and radioactive substances; and (iv) hazardous materials. If we fail to comply with those standards, we may be subject to sanctions and penalties.

We could fail to comply with the federal Emergency Medical Treatment and Active Labor Act, or EMTALA, which could subject us to civil monetary penalties or cause us to be excluded from participation in the Medicare program. All of our facilities are subject to EMTALA, which requires every hospital participating in the Medicare program to conduct a medical screening examination of each person presented for treatment at its emergency room. If a patient is suffering from an emergency medical condition, the hospital must either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition, regardless of the patient’s ability to pay for care. EMTALA imposes severe penalties if a hospital fails to screen, appropriately stabilize or transfer a patient, or if a hospital delays service while first inquiring about the patient’s ability to pay. Such penalties include, but are not limited to, civil monetary penalties and exclusion from participation in the Medicare program. In addition to civil monetary penalties, an aggrieved patient, a patient’s family or a medical facility that ultimately suffers a financial loss as a direct result of a transferring hospital’s EMTALA violation can commence a civil suit under EMTALA. Although we believe that our facilities comply with EMTALA, there can be no assurances that claims will not be brought against us and, if successfully asserted against one or more of our hospitals, such claims could adversely affect our business and results of operations.

Increased state regulation of the rates we charge for our services could adversely affect our results of operations. We currently operate a hospital in West Virginia, a state that requires us to submit annual requests for increases in our rates. Accordingly, the operating margins for our West Virginia hospital may be adversely affected if we are unable to increase our rates as our expenses increase, or if the rates we charge are decreased as a result of regulatory action. If other states in which we operate enact similar rate-setting laws, those actions could harm our business.

Continued deterioration in general economic and credit market conditions could adversely impact our business and results of operations.

Our future patient volume, the ability to collect our accounts receivable and our overall future results of operations could be materially adversely impacted by a continued and prolonged downturn in the domestic economy. Such adverse economic circumstances could cause: (i) an increase in the number of unemployed and/or uninsured people in the United States, which would likely increase our costs for uncompensated patient care; (ii) potential reductions in our revenue due to decreased funding from Medicaid and other beleaguered state health care programs; and (iii) a reduction in the number of elective procedures performed at our hospitals, including surgeries.

Our ability to refinance our long-term debt, if necessary, or to secure additional capital resources to fund our operational and growth strategies will depend, in large part, on our ability to access the credit markets. During the latter part of 2008, worldwide credit markets were essentially unavailable as a result of a severe banking crisis. We cannot predict whether credit market conditions will improve or whether we will be able to access the credit markets when necessary or desirable. If we are not able to access credit markets and obtain financing on commercially reasonable terms when needed, our business could be materially harmed and our results of operations could be adversely affected.

Growth in the number of uninsured and underinsured patients or deterioration in the collectibility of the accounts of such patients could adversely affect our results of operations.

The principal collection risks for our accounts receivable relate to uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts required by the applicable agreement but patient responsibility amounts (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.) remain outstanding. Our provision for doubtful accounts provides for, among other things, amounts due from such patients. The determination of the amount of our provision for doubtful accounts is based on our assessment of historical cash collections and accounts receivable write-offs, expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other relevant key indicators. If we experience significant increases in uninsured and underinsured patients and/or uncollectible accounts receivable, our results of operations could be adversely affected.

If the number of uninsured patients treated by our subsidiary hospitals increases, our results of operations may be adversely impacted.

In accordance with our Code of Business Conduct and Ethics, as well as the provisions of EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide further medical treatment as is required in order to stabilize the patient’s medical condition, within the facility’s capability, or arrange for the transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. If we experience a significant increase in the number of indigent and charity care patients with emergency medical conditions, our results of operations may be adversely impacted.

If government programs or managed care companies reduce the payments we receive as reimbursement for the health care services we provide, our revenue could decline and our business and results of operations could be adversely affected.

We derive a substantial portion of our revenue from third party payors, including the Medicare and Medicaid programs. Such programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning, among other things: (i) patient eligibility requirements, funding levels and the method of calculating payments or reimbursement; (ii) requirements for utilization review; and (iii) federal and state funding restrictions, all of which could materially increase or decrease the payments to us in the future, as well as affect the timing of such payments. Previous changes in the Medicare and Medicaid programs have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services. Pressure on federal and state programs, which is likely to increase during the current economic downturn, may also impact the availability of taxpayer funds for the Medicare and Medicaid programs. For example, a number of states are experiencing substantial budget shortfalls and, as a result, have adopted legislation, or are considering legislation, designed to reduce their Medicaid expenditures and/or reduce the number of Medicaid enrollees. We are unable to predict the effects of the American Recovery and Reinvestment Act of 2009 or other future government health care funding policy changes on our operations. If the rates paid by government payors are reduced or if the scope of services covered by government payors is limited, our business and results of operations could be adversely affected.

In addition to changes in government reimbursement programs, third party payors, including managed care health plans, are increasingly demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through capitation arrangements. Efforts by third parties to aggressively manage reimbursement levels and enforce stringent cost controls are expected to continue. It would harm our business if we were unable to enter into arrangements with managed care health plans on economic terms that are acceptable to us. Any material reductions in the payments that we receive for our services, coupled with difficulties collecting our accounts receivable from managed care health plans, could adversely affect our business and results of operations.

Controls designed to reduce inpatient services may reduce our revenue.

Controls imposed by third party payors that are designed to reduce admissions and the average length of hospital stays, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect our operations. Utilization reviews entail an evaluation of a patient’s admission and course of treatment by managed care health plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively impacted by payor-required pre-admission authorization, utilization reviews and payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose stringent cost controls are expected to continue. Although we cannot predict the effect that these changes will have on our operations, limitations on the scope of services for which we are reimbursed and/or downward pressure on reimbursement rates and fees as a result of utilization reviews could adversely affect our results of operations.

Our substantial borrowings have, and will continue to have, a significant effect on our business and may affect our ability to secure additional financing when needed.

At December 31, 2008, we had approximately $3.25 billion of long-term debt and capital lease obligations, as well as availability of $460.1 million under a long-term revolving credit facility. Our ability to repay or refinance our indebtedness or to secure additional capital resources to fund our operational and growth strategies, as well as our ongoing programs for the renovation, expansion, construction and acquisition of long-lived capital assets, will depend upon, among other things, our future operating performance. Those operating results may be affected by general economic, competitive, regulatory, business and other factors beyond our control. We believe that our future cash flow from operating activities, together with available financing arrangements and cash proceeds from business unit and/or asset sales, will be sufficient to fund our operating, strategic growth, capital expenditure and debt service requirements. However, if we fail to meet our financial obligations or if supplemental financing is not available to us on satisfactory terms when needed, our business could be harmed.

Furthermore, our substantial leverage and debt service requirements could have other important consequences to us, including, but not limited to, the following:

•

Our $3.25 billion senior secured credit facilities, which are described at Note 2 to our Consolidated Financial Statements in Item 8 of Part II, and the indentures governing our senior notes and our convertible senior subordinated notes contain, and any future debt obligations we incur will likely contain, covenants and restrictions that, among other things, require us to maintain compliance with certain financial ratios. If we do not comply with these covenants or other financial covenants incorporated into those arrangements, an event of default may result, which, if not cured or waived, could require us to immediately repay or refinance our indebtedness. Moreover, covenant violations could also subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

•

In the event of a default under one or more of our debt arrangements, we may be forced to pursue alternative strategies, such as restructuring or refinancing our indebtedness, selling core assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effectuated on satisfactory terms, if at all, or that sufficient funds could be obtained to make required debt service payments. Additionally, a debt restructuring could subject us to higher interest and financing costs.

•

Notwithstanding our interest rate swap contract, we could be exposed to financial risk, including higher interest and financing costs, in the event of nonperformance by one or more of the counterparties to such contract.

•

We will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which could reduce the amount of discretionary funds available for our other operational needs and growth objectives.

•

Part of our plan to enhance cash flow during 2009 and beyond may include sales of: (i) hospitals and other health care business units that no longer meet our long-term strategic objectives; (ii) certain hospital assets; and (iii) the residual assets of our Discontinued Operations (as such entities are identified above under the heading “Acquisitions, Divestitures, Joint Ventures and Other Activities” in Item 1). Additionally, we are currently considering joint venture opportunities at several of our hospitals to supplement our cash flow. There can be no assurances that we will successfully initiate and complete any strategic transactions on satisfactory terms, if at all, or on a timely basis.

•

Because of the need for increased cash flow to service our debt arrangements, we may be more vulnerable to a decline in our business, changes in the health care industry or further deterioration in the domestic economy.

We are the subject of legal proceedings that, if resolved adversely, could have a harmful effect on us.

We are a party to various ongoing legal proceedings, including certain stockholder class action lawsuits and a shareholder derivative action lawsuit. The material legal proceedings affecting us are described at Note 13 to our Consolidated Financial Statements in Item 8 of Part II. Should an unfavorable outcome occur in some or all of our current legal proceedings, or if successful claims and other actions are brought against us in the future, there could be a material adverse effect on our financial position, results of operations and liquidity.

We may incur liabilities not covered by our insurance or which exceed our insurance limits.

In the ordinary course of business, our subsidiary hospitals are subject to medical malpractice lawsuits, product liability lawsuits and other legal actions. Some of these actions may involve large claims, as well as significant defense costs. We self-insure a substantial portion of our professional liability risks. We believe that, based on our past experience and actuarial estimates, our insurance coverage and our self-insurance reserves are sufficient to cover claims arising from the operations of our subsidiary hospitals. However, if payments for claims and related expenses exceed our estimates or if payments are required to be made by us that are not covered by insurance, our business could be harmed and our results of operations could be adversely impacted. Also, one or more of the unrelated insurance and reinsurance companies that provide us coverage may become insolvent or otherwise be unable to fulfill their contractual obligations to us, which could adversely affect our business and results of operations.

Our facilities are heavily concentrated in Florida and Mississippi, which makes us sensitive to regulatory, economic and competitive changes in those states, as well as the harmful effects of hurricanes and other severe weather activity in such states.

On February 20, 2009, we operated 56 hospitals, including 28 in Florida and Mississippi. Our corporate headquarters is also located in Florida. Such geographic concentration of our hospitals makes us particularly sensitive to regulatory, economic, environmental and competitive changes in those states. Any material changes in those factors in Florida or Mississippi could have a disproportionate effect on our business.

Regions in and around the Gulf of Mexico experience hurricanes and other extreme weather conditions. As a result, certain of our health care facilities, especially those in Florida and Mississippi, and our corporate headquarters are susceptible to physical damage and business interruptions from an active hurricane season or a single severe storm. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage experienced in the affected areas by our patients, physicians, payors, vendors and others. Additionally, long-term adverse weather conditions could cause an outmigration of people from the communities where our hospitals are located. If any of the abovementioned circumstances occurred, there could be a harmful effect on our business and our results of operations could be adversely affected.

Our growth strategy depends, in part, on joint ventures and acquisitions. However, we may not be able to form joint ventures or continue to acquire hospitals that meet our target criteria. We may also have difficulty acquiring hospitals from not-for-profit entities or pursuing certain joint venture activity due to regulatory scrutiny and other restrictions.

We pursue joint venture opportunities with physicians and other health care companies for entire hospitals, ambulatory surgical centers, medical office buildings and other health care services businesses. Our ability to enter into certain types of joint venture arrangements that might otherwise form a part of our growth strategy is limited by, among other things, federal and state laws and regulations that restrict the types of joint ventures that may be formed between hospitals and physicians. Moreover, federal and state laws and regulations governing joint ventures, including those that we have already formed, are subject to modification. If we encounter significant joint venture regulatory obstacles, our operational and growth strategies could be adversely impacted.

Acquisitions of general acute care hospitals in non-urban markets are also an element of our overall growth strategy. We face competition for potential acquisition targets and joint venture partners from other for-profit health care companies, as well as from not-for-profit entities. Some of our competitors have greater resources than we do. Additionally, many states have enacted, or from time to time consider enactment of, laws that affect the conversion or sale of not-for-profit hospitals to for-profit entities. These laws generally require prior approval from the state attorney general, advance notification and community involvement. Moreover, attorneys general in states without specific conversion legislation may exercise discretionary authority over such transactions. Although the level of government involvement varies from state to state, the trend is to provide increased regulatory review and, in some cases, approval of a transaction where a not-for-profit entity sells a health care facility to a for-profit entity. The adoption of new or expanded conversion legislation, increased review of not-for-profit hospital conversions or our inability to effectively compete against other potential buyers could make it more difficult for us to acquire hospitals, increase our acquisition costs and/or make it difficult for us to acquire hospitals that meet our target criteria, any of which could adversely affect our growth strategy and results of operations.

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

The health care industry is highly competitive and competition among hospitals and other health care providers has intensified in recent years. In some of the geographic areas in which we operate, there are other hospitals that provide services comparable to those offered by our hospitals. Some of those competitor hospitals are owned by governmental agencies and supported by tax revenue and others are owned by not-for-profit corporations and may be supported, in part, by endowments and charitable contributions. Such support is not available to our hospitals. In some cases, our competitors may be a significant distance away from our facilities; however, patients in our markets may migrate, may be referred by local physicians or may be required by their health plan to travel to these hospitals for care. Furthermore, some of our competitors may be better equipped than our hospitals and could offer a broader range of services than we do. Additionally, outpatient treatment and diagnostic facilities, outpatient surgical centers, and freestanding ambulatory surgical centers (each of which may have physician ownership interests) have increased in number and accessibility in recent years. These trends have adversely affected our market share. If our hospitals are not able to effectively attract patients, our business could be harmed.

Our performance depends on our ability to recruit and retain quality physicians.

Physicians make admitting and other decisions regarding the appropriate course of patient treatment, which, in turn, affect hospital revenue. Therefore, the success of our hospitals depends, in part, on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and maintaining good relations with such physicians. In many instances, physicians are not employees of our hospitals and, in a number of the markets that we serve, physicians have admitting privileges at hospitals other than our own. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of those physicians, they may be discouraged from referring patients to our facilities and our results of operations could be adversely affected.

Additionally, we could find it difficult to attract an adequate number of physicians to practice in certain of the non-urban communities where our hospitals are located. An inability to recruit physicians to these communities or the loss of physicians in these communities could make it difficult to attract patients to our hospitals and thereby harm our business.

If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.

The technology used in medical equipment and related devices is constantly evolving and, as a result, manufacturers and distributors continue to offer new and upgraded products to health care providers. In order to effectively compete, we must continually assess our equipment needs and upgrade when significant technological advances occur. If our hospitals do not stay current with the technological advances in the health care industry, patients may seek treatment from other providers and/or physicians may refer their patients to alternate sources.

Our hospitals face competition for medical support staff, including nurses, pharmacists, medical technicians and other personnel, which may increase our labor costs and adversely affect our business.

We are highly dependent on our experienced medical support personnel, including nurses, pharmacists and lab technicians, seasoned local hospital management and other medical personnel. We compete with other health care providers to recruit and retain these health care professionals. On a national level, a shortage of nurses and other medical support personnel has become a significant operating issue for a number of health care providers. In the future, this shortage may require us to enhance wages and benefits to recruit and retain such personnel or require us to hire expensive temporary and per diem personnel. Additionally, to the extent that a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. If our wages and related expenses increase, we may not be able to correspondingly raise our reimbursement rates. Our failure to recruit and retain qualified hospital management, nurses and other medical support personnel or modulate our labor costs could adversely affect our results of operations and harm our business.

We depend heavily on key management personnel and the loss of the services of one or more of our key executives or a significant portion of our local hospital management personnel could harm our business.

Our success depends, in large part, on the skills, experience and efforts of our senior management team and the efforts, ability and experience of key members of our local hospital management teams. We do not maintain employment agreements with our corporate and local hospital management personnel. The loss of the services of one or more members of our senior management team or a significant portion of our local hospital management teams could significantly weaken our ability to efficiently deliver health care services, which could harm our business.

Our business could be harmed by a failure of our proprietary information technology system.

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

We have recorded a portion of the purchase price for many of our hospital acquisitions as goodwill. At December 31, 2008, we had approximately $898.0 million of goodwill on our consolidated balance sheet, exclusive of our Discontinued Operations, that we expect to recover through future cash flow. On a recurring basis, we evaluate the fair value of our reporting units to determine whether goodwill is impaired. Our goodwill impairment testing methodology is more fully described at Note 1(d) to our Consolidated Financial Statements in Item 8 of Part II. If, in the future, our reporting units’ cash flows materially decrease and/or the fair values of our reporting units significantly decline, our goodwill could become impaired and we may incur a material non-cash charge in our results of operations.

If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock.

Our common stock is currently listed on the NYSE. The NYSE requires that as a listed company, we meet its continued listing standards, which require, among other things: (i) an average closing share price of our common stock above $1.00 over a period of thirty consecutive trading days; (ii) average market capitalization of not less than $75 million over a period of thirty consecutive trading days and stockholders’ equity of not less than $75 million; and (iii) average market capitalization of not less than $15 million through April 22, 2009 and $25 million thereafter over a period of thirty consecutive trading days. The closing stock price of our common stock on February 20, 2009 was $1.66 and our market capitalization and total stockholders’ equity were approximately $437.2 million and $154.3 million, respectively, on December 31, 2008.

If we are unable to satisfy the NYSE continued listing criteria, our common stock would be subject to delisting, which could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock and, as a result, negatively impact our ability to raise equity or complete other financing arrangements; and (iii) limiting our ability to use a short form registration statement to offer and sell freely tradable securities, thereby preventing us from quickly accessing the public capital markets. Additionally, should the price of our common stock fall below $1.00, certain investors, including some mutual funds, may no longer be permitted to continue to hold shares of our common stock, which could exacerbate one or more of the above risks.

Fluctuations in our operating results and other factors may result in decreases in the price of our common stock.

Stock markets experience volatility that is often unrelated to a registrant’s operating performance. Broad market fluctuations may adversely affect the trading price of our common stock and, as a result, there may be significant volatility in the market price of our common stock. Moreover, if we are unable to operate our hospitals profitably or at the levels expected by our stockholders, the market price of our common stock could decline.

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

The table below presents certain information with respect to our facilities that were in operation on December 31, 2008. For more information regarding the utilization of our facilities, see “Business - Selected Operating Statistics” in Item 1.

State	Facility	City	Licensed Beds	Operational Status	Date Acquired
Alabama	Riverview Regional Medical Center (1)	Gadsden	281	Owned	July 1991
	Stringfellow Memorial Hospital (1) (2)	Anniston	125	Leased	January 1997

Arkansas	Summit Medical Center	Van Buren	103	Leased	May 1987

Florida	Highlands Regional Medical Center	Sebring	126	Leased	August 1985
	Fishermen’s Hospital	Marathon	58	Leased	August 1986
	Heart of Florida Regional Medical Center	Greater Haines City	194	Owned	August 1993
	Sebastian River Medical Center	Sebastian	129	Owned	September 1993
	Charlotte Regional Medical Center	Punta Gorda	208	Owned	December 1994
	Brooksville Regional Hospital	Brooksville	120	Leased	June 1998
	Spring Hill Regional Hospital	Spring Hill	124	Leased	June 1998
	Lower Keys Medical Center	Key West	167	Leased	May 1999
	Pasco Regional Medical Center (1)	Dade City	120	Owned	September 2000
	Lehigh Regional Medical Center	Lehigh Acres	88	Owned	December 2001
	Santa Rosa Medical Center	Milton	129	Leased	January 2002
	Seven Rivers Regional Medical Center	Crystal River	112	Owned	November 2003
	Peace River Regional Medical Center	Port Charlotte	219	Owned	February 2005
	Venice Regional Medical Center	Venice	312	Owned	February 2005
	Bartow Regional Medical Center	Bartow	72	Owned	April 2005
	St. Cloud Regional Medical Center (1)	St. Cloud	84	Owned	February 2006
	Physicians Regional Medical Center-Pine Ridge	Naples	83	Owned	May 2006
	Physicians Regional Medical Center-Collier Boulevard	Naples	100	Owned	Not applicable (3)

Georgia	East Georgia Regional Medical Center (1)	Statesboro	150	Owned	October 1995
	Walton Regional Medical Center (4)	Monroe	77	Owned	September 2003
	Barrow Regional Medical Center	Winder	56	Owned	January 2006

Kentucky	Paul B. Hall Regional Medical Center	Paintsville	72	Owned	January 1979

Mississippi	Biloxi Regional Medical Center	Biloxi	153	Leased	September 1986
	Natchez Community Hospital (1)	Natchez	101	Owned	September 1993
	Northwest Mississippi Regional Medical Center	Clarksdale	195	Leased	January 1996
	Crossgates River Oaks Hospital	Brandon	134	Leased	January 1997
	Riley Hospital	Meridian	140	Owned	January 1998
	River Oaks Hospital	Flowood	110	Owned	January 1998
	Woman’s Hospital at River Oaks	Flowood	111	Owned	January 1998
	Central Mississippi Medical Center	Jackson	429	Leased	April 1999
	Madison Regional Medical Center	Canton	67	Leased	January 2003
	Gilmore Memorial Regional Medical Center	Amory	95	Owned	December 2005

Missouri	Twin Rivers Regional Medical Center	Kennett	116	Owned	November 2003
	Poplar Bluff Regional Medical Center (5)	Poplar Bluff	423	Owned	November 2003

North Carolina	Franklin Regional Medical Center (1)	Louisburg	70	Owned	August 1986
	Lake Norman Regional Medical Center (1)	Mooresville	105	Owned	January 1986
	Sandhills Regional Medical Center (1)	Hamlet	64	Owned	August 1987
	Davis Regional Medical Center (1)	Statesville	149	Owned	October 2000

Oklahoma	Medical Center of Southeastern Oklahoma	Durant	120	Owned	May 1987
	Midwest Regional Medical Center (1)	Midwest City	255	Leased	June 1996

Pennsylvania	Heart of Lancaster Regional Medical Center	Lancaster	144	Owned	July 1999
	Lancaster Regional Medical Center	Lancaster	245	Owned	July 2000
	Carlisle Regional Medical Center	Carlisle	165	Owned	June 2001

South Carolina	Upstate Carolina Medical Center (1)	Gaffney	125	Owned	March 1988
	Carolina Pines Regional Medical Center (1)	Hartsville	116	Owned	September 1995
	Chester Regional Medical Center (1)	Chester	82	Leased	October 2004

Tennessee	Jamestown Regional Medical Center	Jamestown	85	Owned	January 2002
	University Medical Center	Lebanon	245	Owned	November 2003
	Harton Regional Medical Center	Tullahoma	137	Owned	November 2003

Texas	Dallas Regional Medical Center at Galloway	Mesquite	176	Owned	January 2002

Washington	Yakima Regional Medical and Cardiac Center	Yakima	214	Owned	August 2003
	Toppenish Community Hospital	Toppenish	63	Owned	August 2003

West Virginia	Williamson Memorial Hospital (1)	Williamson	76	Owned	June 1979

	Total licensed beds at December 31, 2008		8,019

(1)	This hospital is partially owned by local physicians and/or other local health care organizations; however, we continue to own the majority equity interest in such hospital and manage its day-to-day operations.
(2)	Effective October 1, 2008, this hospital was converted from a facility that we managed to a long-term lease arrangement where we are the lessee.
(3)	De novo hospital that we opened on February 5, 2007.
(4)	We are contractually obligated to build a replacement hospital at this location. As of February 20, 2009, we have commenced site preparation work.
(5)	Poplar Bluff Regional Medical Center consists of a north campus (a 216-bed building that we lease) and a south campus (a 207-bed building that we own).

As indicated in the preceding table, we currently lease certain facilities pursuant to long-term leases that provide us with the exclusive right to use and control each hospital’s operations. The facilities we lease and the years of lease expiration are as follows: Highlands Regional Medical Center (2025), Fishermen’s Hospital (2011), Biloxi Regional Medical Center (2040), Summit Medical Center (2027), Northwest Mississippi Regional Medical Center (2035), Midwest Regional Medical Center (2026), Crossgates River Oaks Hospital (2026), Brooksville Regional Hospital/Spring Hill Regional Hospital (2043), Central Mississippi Medical Center (2040), Lower Keys Medical Center (2029), Madison Regional Medical Center (2042), Chester Regional Medical Center (2034), Santa Rosa Medical Center (2045), Stringfellow Memorial Hospital (2048) and the north campus at Poplar Bluff Regional Medical Center (2014).

Our corporate headquarters are in an office building complex in Naples, Florida that we own. We use approximately 25% of the complex and lease the remaining space. We have engaged an outside property management company to manage this complex on our behalf.

As discussed at Note 12 to the Consolidated Financial Statements in Item 8 of Part II, we closed Gulf Coast Medical Center in Biloxi, Mississippi on January 1, 2008 and the Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas on June 1, 2008. We are currently evaluating various disposal alternatives for those hospitals’ tangible long-lived assets, which primarily consist of property, plant and equipment; however, the timing of such divestitures has not yet been determined.

As discussed at Note 2 to the Consolidated Financial Statements in Item 8 of Part II, our $3.25 billion senior secured credit facility and our 6.125% Senior Notes due 2016 are secured by a significant portion of our real property.

We believe that our facilities are suitable and adequate for our needs.

Item 3.	Legal Proceedings.

Information regarding material legal proceedings to which we are a party is set forth at Note 13 to the Consolidated Financial Statements in Item 8 of Part II and is incorporated herein by reference.

Also see “Critical Accounting Policies and Estimates – Professional Liability Risks” in Item 7 of Part II.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

Executive Officers of the Company

Below is information regarding those persons who served as our executive officers during the year ended December 31, 2008. Effective September 12, 2008, Burke W. Whitman resigned as an officer, director and employee of our company.

Gary D. Newsome, age 51, became our President and Chief Executive Officer and a director on September 13, 2008. From early 1998 until September 12, 2008, Mr. Newsome was employed by Community Health Systems, Inc. (“Community”). He joined Community as a Group Vice President and, most recently, was a Division President with responsibility for hospitals in Illinois, New Jersey, Pennsylvania, Tennessee and West Virginia. Mr. Newsome previously held management positions with us from June 1993 to March 1998, including Divisional Vice President, Assistant Vice President/Operations and Group Operations Vice President. Mr. Newsome is a member of the American College of Healthcare Executives.

Burke W. Whitman, age 53, was our President and Chief Executive Officer and a director from June 1, 2007 until his resignation on September 12, 2008. Mr. Whitman was also our President and Chief Operating Officer from January 2006 to May 2007. Prior to joining us and since February 1999, Mr. Whitman served as Executive Vice President and Chief Financial Officer of Triad Hospitals, Inc. Before such time, Mr. Whitman served as President and Chief Financial Officer of Deerfield Healthcare Corporation and was an investment banker with Morgan Stanley in New York City.

Kelly E. Curry, age 54, became our Executive Vice President and Chief Administrative Officer on September 13, 2008. From July 1, 2007 until September 12, 2008, Mr. Curry served as our Executive Vice President and Chief Operating Officer. Before such time, he served as a consultant to us on hospital operations from October 2006 to June 2007. He previously held management positions with us from March 1982 to October 1994, including the position of Chief Financial Officer from April 1987 to October 1994. From 1995 to July 2007, Mr. Curry served as Chairman and President of Foundation in Christ Ministries, Ltd. in Ireland.

Robert E. Farnham, age 53, became our Senior Vice President and Chief Financial Officer in March 2001. He joined us in 1985 and previously served as our Senior Vice President and Controller. Prior to joining us, Mr. Farnham, who is a C.P.A., was employed by the accounting firm of PricewaterhouseCoopers LLP, formerly known as Coopers & Lybrand LLP.

Timothy R. Parry, age 54, is our Senior Vice President, General Counsel and Corporate Secretary. He joined us in February 1996 as a Divisional Vice President and Assistant General Counsel after 12 years with the law firm of Harter Secrest & Emery LLP, the last seven years as a partner. He became our General Counsel in 1997. Prior to joining Harter Secrest & Emery LLP, he was an Ohio Assistant Attorney General for two years and a law clerk for the United States District Court for the Southern District of Ohio. He also previously served as a member of the Board of the Federation of American Hospitals.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of Health Management Associates, Inc. (together with its subsidiaries hereinafter referred to as “we,” “our” or “us”) is listed on the New York Stock Exchange under the symbol “HMA.” As of February 20, 2009, there were 246,613,012 shares of our common stock held by approximately 940 record holders. The table below sets forth the high and low sales prices per share of our common stock on the New York Stock Exchange for each of the quarters during the years ended December 31, 2008 and 2007.

	High	Low
Year ended December 31, 2008:
First quarter	$6.29	$4.66
Second quarter	8.20	5.50
Third quarter	6.57	3.96
Fourth quarter	4.09	0.79

Year ended December 31, 2007:
First quarter	$21.59	$9.90
Second quarter	12.50	10.39
Third quarter	11.52	6.24
Fourth quarter	7.07	5.57

As part of the recapitalization of our balance sheet (the “Recapitalization”), we (i) paid a special cash dividend of $10.00 per share on our common stock on March 1, 2007 and (ii) indefinitely suspended all future dividends. Additionally, the variable rate senior secured credit facilities that we entered into as part of the Recapitalization restrict our ability to pay cash dividends. Further discussion of the Recapitalization can be found at Note 2(a) to the Consolidated Financial Statements in Item 8.

At December 31, 2008, we had reserved a sufficient number of shares to satisfy the potential conversion of our subordinated convertible notes. See Note 2(b) to the Consolidated Financial Statements in Item 8.

The table below summarizes the number of shares of our common stock that were withheld to satisfy tax withholding obligations for stock-based compensation awards that vested during each month during the quarter ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 2008	65,588	$3.45
November 2008	—	—
December 2008	77,600	$1.91

Total	143,188

Item 6.	Selected Financial Data.

The table below summarizes certain of our selected financial data and should be read in conjunction with the Consolidated Financial Statements and accompanying notes in Item 8. Effective March 1, 2006, our Board of Directors approved a change in fiscal year end from September 30 to December 31. In connection with this change, we previously provided audited consolidated financial statements for the three months ended December 31, 2005, which represented our transition period under rules promulgated by the Securities and Exchange Commission.

HEALTH MANAGEMENT ASSOCIATES, INC.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except per share data)

	Years Ended December 31,			Three Months Ended December 31,	Years Ended September 30,
	2008	2007	2006	2005	2005	2004
Net revenue (1)	$4,451,611	$4,292,687	$3,940,262	$892,556	$3,389,873	$3,025,416
Total operating expenses (1)	4,055,411	3,862,371	3,581,912	770,030	2,871,135	2,519,459
Income from continuing operations (2)	223,302	134,153	191,003	74,591	345,125	311,951
Income (loss) from discontinued operations, net of income taxes (3)	(56,077)	(14,274)	(8,254)	950	7,952	13,148
Net income (2)	167,225	119,879	182,749	75,541	353,077	325,099
Income from continuing operations (per share - diluted)	$0.91	$0.55	$0.78	$0.30	$1.39	$1.26
Weighted average number of shares outstanding - diluted	244,671	245,119	243,340	244,697	248,976	246,826
Cash dividends per common share (4)	$—	$10.00	$0.24	$—	$0.18	$0.12

	December 31,				September 30,
	2008	2007	2006 (5)	2005	2005 (5)	2004
Total assets	$4,555,529	$4,643,919	$4,490,952	$4,091,224	$3,988,171	$3,482,182
Long-term debt and capital lease obligations (4)	3,250,027	3,764,367	1,340,840	1,204,284	999,987	935,260
Stockholders’ equity (4)	154,297	81,028	2,406,122	2,264,175	2,289,459	1,978,010

(1)	Amounts exclude our discontinued operations, which are identified at Note 12 to the Consolidated Financial Statements in Item 8.
(2)	Income from continuing operations and net income for the year ended December 31, 2008 included a gain of approximately $203.4 million from the sale of a minority interest in a joint venture. See Note 4 to the Consolidated Financial Statements in Item 8.
(3)	The loss from discontinued operations for the year ended December 31, 2008 included (i) long-lived asset and goodwill impairment charges of $38.0 million and (ii) a charge of $7.9 million for the estimated cost of partially subsidizing certain third party physician practice losses. The loss from discontinued operations for the year ended December 31, 2007 included a gain of approximately $21.8 million from the sale of two Virginia-based general acute care hospitals and certain affiliated health care entities. The loss from discontinued operations for the year ended December 31, 2006 included (i) a gain of approximately $20.7 million from the sale of two psychiatric hospitals and certain real property and (ii) a long-lived asset and goodwill impairment charge of $13.0 million. See Note 12 to the Consolidated Financial Statements in Item 8.
(4)	In connection with the Recapitalization, a special cash dividend of $10.00 per common share was paid during the year ended December 31, 2007. The special cash dividend, which aggregated approximately $2.43 billion, was financed through borrowings under our credit facilities. See Note 2(a) to the Consolidated Financial Statements in Item 8.
(5)	We recorded a cumulative effect adjustment on January 1, 2007 to modify certain December 31, 2006 account balances to reflect the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. See Note 1(m) to the Consolidated Financial Statements in Item 8. Pursuant to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we adjusted certain September 30, 2005 account balances on October 1, 2005 through a cumulative effect adjustment. The impact of such adjustments was not material relative to the amounts presented in the above table.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net Revenue

We derive a significant portion of our revenue from Medicare, various state Medicaid programs and managed care health plans. Payments for services rendered to patients covered by these programs are generally less than billed charges. For Medicare and Medicaid, provisions for contractual adjustments are made to reduce patient charges to the estimated cash receipts based upon each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit and, accordingly, we periodically provide reserves for the adjustments that may ultimately result therefrom. Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to ensure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payors may be different from the amounts we estimate and record.

In the ordinary course of business, we provide services to patients who are financially unable to pay for their care. Accounts characterized as charity and indigent care are not recognized in net revenue. Prior to January 1, 2007, our policy and practice was to forego collection of a patient’s entire account balance upon determining that the patient qualified under a hospital’s local charity care and/or indigent policy. Commencing January 1, 2007, we implemented a uniform policy whereby patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and our collection agencies pursue payments on accounts receivable from patients who do not meet such criteria. We monitor the levels of charity and indigent care provided by our hospitals and the procedures employed to identify and account for those patients.

Provision for Doubtful Accounts

Our hospitals provide services to patients with health care coverage, as well as to those without health care coverage. Those patients with health care coverage are often responsible for a portion of their bill referred to as the co-payment or deductible. This portion is determined by the patient’s specific health care or insurance plan. Patients without health care coverage are evaluated at the time of service, or shortly thereafter, for their ability to pay based on federal and state poverty guidelines, qualification for Medicaid or other state assistance programs, as well as our policies for indigent and charity care. After payment, if any, is received from a third party, statements are sent to patients indicating the outstanding balances on their accounts. If an account is still outstanding after a period of time, it is referred to a primary collection agency for assistance in collecting the amount due. The primary collection agency begins the process of debt collection by contacting the patient via mail and phone. The accounts that are sent to these agencies are often difficult to collect and require more focused, dedicated attention than might be available in a hospital’s business office. We believe that the primary collection agencies have been very successful in collecting the accounts that we send to them. A secondary collection agency is utilized when accounts are returned from the primary collection agency as uncollectible. These accounts are written off as uncollectible shortly after they are returned from the primary collection agency. In certain circumstances, we may sell a portfolio of outstanding accounts receivable to an unrelated third party.

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

We closely monitor our cash collection trends and the aging of our accounts receivable. Based on our observations, we periodically adjust our accounting policies and estimates. As discussed at Note 1(g) to the Consolidated Financial Statements in Item 8, we modified our allowance for doubtful accounts reserve policy for self-pay patients during each of the years ended December 31, 2007 and 2006. After implementing a new revenue discounting policy in February 2007, discounted self-pay accounts receivable were initially reserved at 60%. However, as a result of (i) a subsequent cash collection analysis that evaluated the adequacy of such self-pay reserve policy modification and (ii) continued deterioration in our self-pay accounts receivable, we concluded that it was necessary to reserve a greater portion of self-pay accounts receivable. Accordingly, effective June 30, 2007, we revised our policy for self-pay patients to increase our reserves for those accounts that are aged less than 300 days from the date that the services were rendered. We believe that this policy change regarding the allowance for doubtful accounts for self-pay accounts receivable appropriately addresses our risk of collection pertaining to the related accounts receivable. Over the past several years, we have not experienced similar adverse trends with respect to our other payors such as Medicare, Medicaid and managed care health plans.

Our recent accounting policy modifications for self-pay patients were based on, among other things, our self-pay patient cash collection rates and significant increases in uninsured and underinsured patient volume that have been experienced by us and the hospital industry as a whole. Although we believe that our existing policy is appropriate and responsive to the current health care environment and the overall economic climate, we will continue to monitor these circumstances and related industry trends. Changes in payor mix, general economic conditions or trends in federal and state governmental health care coverage could have a material adverse effect on our accounts receivable collections, cash flows and results of operations and could result in additional accounting policy modifications in the future.

Of the accounts receivable identified as due from third party payors at the time of billing, a small percentage may convert to self-pay upon denials from third party payors. Those accounts are closely monitored on a routine basis for potential denial and are reclassified as appropriate. Third party payor and self-pay balances, as a percent of total gross billed accounts receivable, are summarized in the tables on the following page.

	December 31, 2008
	0-180 days	181-240 days	241-300 days	301 days and over
Medicare	17%	—%	—%	—%
Medicaid	12	1	1	1
Commercial insurance and others	36	1	1	1
Self-pay	15	6	5	3

Totals	80%	8%	7%	5%

	December 31, 2007
	0-180 days	181-240 days	241-300 days	301 days and over
Medicare	16%	—%	—%	—%
Medicaid	12	1	1	1
Commercial insurance and others	35	1	—	1
Self-pay	17	6	6	3

Totals	80%	8%	7%	5%

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

Impairments of Long-Lived Assets and Goodwill

Long-lived assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The determination of possible impairment of assets to be held and used is predicated on our estimate of the asset’s undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. Long-lived assets to be disposed of, including discontinued operations, are reported at the lower of their carrying amount or estimated fair value, less costs to sell. During the year ended December 31, 2008, we recognized a long-lived asset impairment charge in continuing operations of approximately $0.9 million related to the termination of a capital project. During the year ended December 31, 2006, we recognized a long-lived asset impairment charge in continuing operations of $2.0 million pertaining to a then pending sale of a hospital that we ultimately retained. There were no long-lived asset impairment charges that were material to our consolidated financial position or results of operations during the year ended December 31, 2007.

Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is reviewed for impairment on an annual basis or whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on, among other things, market conditions and operational performance. When performing the impairment test, we initially compare the estimated fair values of each reporting unit’s net assets, including allocated corporate net assets, to the corresponding carrying amounts on our consolidated balance sheet. The estimated fair values of our reporting units have historically been determined using a market approach methodology based on net revenue multiples. During 2008, we also considered a valuation methodology using discounted cash flows and a market approach valuation methodology based on comparable transactions. If the fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of the reporting unit’s goodwill, compare such fair value to the corresponding carrying amount and, if necessary, record a goodwill impairment charge. There were no goodwill impairment charges in continuing operations during the years ended December 31, 2008, 2007 and 2006.

We base our fair value estimates on assumptions that we believe to be reasonable but are ultimately unpredictable and inherently uncertain. Additionally, we make certain judgments and assumptions when allocating corporate assets and liabilities to determine the carrying values of our reporting units. Changes in the estimates used to conduct goodwill impairment tests, including revenue and profitability projections and market values, could indicate that our goodwill is impaired in future periods and result in a write-off of some or all of our goodwill at that time. Reporting units are one level below the operating segment level (see Note 1(n) to the Consolidated Financial Statements in Item 8). However, after consideration of SFAS No. 142’s aggregation rules, we determined that our goodwill impairment testing should be performed at a divisional operating level. Goodwill is discretely allocated to our reporting units (i.e., each hospital’s goodwill is included as a component of the aggregate reporting unit goodwill being evaluated during the impairment analysis).

As discussed at Note 12 to the Consolidated Financial Statements in Item 8, we recognized long-lived asset and goodwill impairment charges of $38.0 million and $13.0 million in discontinued operations during the years ended December 31, 2008 and 2006, respectively. There were no such charges during the year ended December 31, 2007.

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

We operate in multiple states with differing tax laws. We are subject to both federal and state audits of our tax filings. Our federal income tax returns have been examined by the Internal Revenue Service through the period ended December 31, 2005 and resulted in no material audit adjustments. Our federal income tax returns for the tax years ended December 31, 2006 and 2007 are currently being audited by the Internal Revenue Service. We make estimates to record tax reserves that we believe adequately provide for audit adjustments, if any.

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

Professional Liability Risks

Commencing October 1, 2002, we began using our wholly owned captive insurance subsidiary, which is domiciled in the Cayman Islands, to self-insure a significant portion of our professional liability risks. Since its inception, our captive insurance subsidiary has provided claims-made coverage to all of our hospitals and a limited number of our employed physicians. To mitigate its exposure to large claims, our captive insurance subsidiary purchases claims-made reinsurance policies for professional liability risks above certain self-retention levels.

Prior to March 1, 2007, substantially all of our employed physicians were covered under claims-made policies with unrelated third party insurance companies. When a physician terminated employment with us, tail insurance was customarily purchased for the portion of employed service that was previously covered under a claims-made policy. Effective March 1, 2007, we began providing occurrence-basis insurance policies to most of our employed physicians through a wholly owned risk retention group subsidiary that is domiciled in South Carolina.

Our reserves for self-insured professional liability claims and related expenses are determined using actuarially-based techniques and methodologies. The data used to develop such reserves is based on asserted and unasserted claim information that has been accumulated by our incident reporting system, historical loss payment patterns and industry trends. We discounted these long-term liabilities to their estimated present values using discount rates of 1.50% and 3.25% at December 31, 2008 and 2007, respectively. We select a discount rate that represents the risk-free interest rate correlating to the period when the claims are projected to be paid. As of December 31, 2008, a 25 basis point increase or decrease in the discount rate would have changed our professional liability reserve requirements by approximately $1.0 million. The discounted reserves are periodically reviewed and adjustments thereto are recorded as more information about claim trends becomes known to us. Although the ultimate settlement of these liabilities may vary from our estimates, we believe that the amounts included in the consolidated financial statements are adequate and reasonable. However, if actual losses and loss expenses exceed our projections of claim activity, our reserves could be materially adversely affected.

Other Self-Insured Programs

We provide income continuance to and reimburse certain health care costs of our disabled employees (collectively, “workers’ compensation”) and we provide health and welfare benefits to our employees, their spouses and certain beneficiaries. Such employee benefit programs are primarily self-insured. We record estimated liabilities for both reported and incurred but not reported workers’ compensation and health and welfare claims based on historical loss experience and other information provided by our third party administrators. The long-term liabilities for our workers’ compensation program are determined using actuarially-based techniques and methodologies and are discounted to their estimated present values. We select a discount rate that represents the risk-free interest rate correlating to the period when such benefits are projected to be paid. As of December 31, 2008, a 25 basis point increase or decrease in the discount rate would have changed our workers’ compensation liabilities by approximately $0.4 million. Although there can be no assurances, we believe that the liabilities included in the consolidated financial statements for these self-insured programs are adequate and reasonable. If the actual costs of these programs exceed our estimates, the liabilities could be materially adversely affected.

Legal and Other Loss Contingencies

We regularly review the status of our legal matters and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a reserve. Significant judgment is required when determining probability and whether an exposure is reasonably estimable. Predicting the final outcome of claims and lawsuits and estimating financial exposure involves substantial uncertainties and, therefore, actual costs may vary materially from our estimates. When making determinations of likely outcomes of legal matters and the related financial exposure, we consider many factors, including, but not limited to, the nature of the claim (including unasserted claims), the availability of insurance, our experience with similar types of claims, the jurisdiction where the matter is disputed, input from legal counsel, the likelihood of resolution through alternative dispute resolution or other means and the current status of the matter. As additional information becomes available, we reassess our potential liability and we may revise and adjust our estimates at that time. Adjustments to reserves reflect the status of negotiations, settlements, rulings, advice of legal counsel and other relevant information. Changes in our estimates of the financial exposure for legal matters and other loss contingencies could have a material impact on our consolidated financial position, results of operations and liquidity. See Note 13 to the Consolidated Financial Statements in Item 8 for information regarding our material legal matters and loss contingencies.

Recent Accounting Pronouncements

Fair Value Measurements

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which, among other things, established a framework for measuring fair value and required supplemental disclosures about fair value measurements. The changes resulting from the application of this new accounting pronouncement primarily relate to the definition of fair value and the methods used to measure fair value. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within the year of adoption. However, the FASB subsequently deferred SFAS No. 157 for one year insofar as it relates to certain non-financial assets and liabilities.

We adopted SFAS No. 157 on January 1, 2008, except for the provisions relating to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 for our financial assets and liabilities that are carried at fair value on a recurring basis did not have a material impact on our financial position or results of operations. Non-financial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include: (i) those items measured at fair value in goodwill impairment testing; (ii) tangible and intangible long-lived assets measured at fair value for impairment testing; and (iii) those items initially measured at fair value in a business combination. We are currently evaluating the impact of adopting the provisions of SFAS No. 157 on January 1, 2009 as it relates to our non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

Business Combinations and Noncontrolling Interests

During December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. These accounting pronouncements are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, as well as interim periods within the year of adoption. Early adoption of these new accounting pronouncements was prohibited.

Among other things, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize: (i) all (and only) assets acquired, liabilities assumed and noncontrolling interests of acquired businesses; (ii) contingent consideration arrangements at their acquisition date fair values (subsequent changes in fair value are generally reflected in earnings); and (iii) acquisition-related transaction costs as expense when incurred. Additionally, SFAS No. 141(R) establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed. Disclosure of the information necessary to evaluate and understand the nature and financial effects of a business combination must also be provided.

Among other things, SFAS No. 160 requires entities to report: (i) noncontrolling (minority) interests as equity in their consolidated financial statements; (ii) earnings attributable to noncontrolling interests as part of consolidated earnings and not as a separate component of income or expense; and (iii) attribution of losses to noncontrolling interests, even if those losses exceed the noncontrolling interest in the equity of a subsidiary. SFAS No. 160 also provides guidance for deconsolidation and noncontrolling interest acquisition/disposition transactions that differs significantly from past accounting practice.

We adopted SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. The adoption of these accounting standards did not have a material impact on our financial position or results of operations; however, the interim condensed consolidated financial statements included with our Quarterly Report on Form 10-Q for the three months ending March 31, 2009 will be modified to conform to the requirements set forth in SFAS No. 160.

Convertible Debt Instruments

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

APB 14-1’s effective date is the first reporting period beginning after December 15, 2008, including interim periods within the year of adoption. Early adoption of APB 14-1 was prohibited. We adopted this new accounting standard on January 1, 2009; however, we continue to evaluate the transition date election for the earliest periods presented. For the year ending December 31, 2009, we estimate that increased interest expense related to APB 14-1 will adversely impact our diluted earnings per share by approximately $0.01. Additionally, our gains on the early extinguishment of debt will be significantly reduced during 2009 as a result of the provisions of APB 14-1 (see Note 2(b) to the Consolidated Financial Statements in Item 8 for information regarding repurchases of certain of our convertible debt securities subsequent to December 31, 2008). The interim condensed consolidated financial statements included with our Quarterly Report on Form 10-Q for the three months ending March 31, 2009 will restate prior periods for the effects of APB 14-1.

International Financial Reporting Standards (“IFRS”)

IFRS is a set of standards and related interpretations that have been adopted by the International Accounting Standards Board to provide a comprehensive framework for accounting and financial reporting. The Securities and Exchange Commission (the “SEC”) recently proposed a long-term transition plan that would ultimately require domestic registrants to convert from U.S. generally accepted accounting principles (“GAAP”) to IFRS. The SEC’s primary objective is for domestic registrants to provide financial statements using a single set of high-quality, globally accepted accounting and financial reporting standards, which would align the financial statements of domestic registrants with those already provided by public companies in many other countries. Enhanced financial statement comparability could: (i) facilitate access by domestic registrants to overseas capital markets, investments, acquisitions, joint ventures and other strategic transactions; (ii) reduce a registrant’s cost of capital; and (iii) reduce systems integration costs.

Based on the SEC’s proposed transition plan, we will not be required to adopt IFRS earlier than the filing of our Annual Report on Form 10-K for the year ending December 31, 2014; however, we will be required to retrospectively restate all periods presented in the consolidated financial statements of that Form 10-K with the cumulative effect of the change in accounting principle recognized as of January 1, 2012. Due to the complex analyses necessary to compare GAAP to IFRS, we have not yet determined the impact of the SEC’s recently proposed IFRS transition plan on our consolidated financial statements if such plan is adopted in its current form.

Results of Operations

2008 Overview

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in Item 8.

On December 31, 2008, we operated 56 hospitals with a total of 8,019 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia.

During September 2008, we made certain changes and additions to our senior executive management team. Effective September 13, 2008, Gary D. Newsome was appointed to our Board of Directors and named President and Chief Executive Officer, succeeding Burke W. Whitman. Mr. Whitman resigned as an officer, director and employee of our company on September 12, 2008. Additionally, Kelly E. Curry was appointed as our Executive Vice President and Chief Administrative Officer effective September 13, 2008. Mr. Curry had previously served as our Executive Vice President and Chief Operating Officer since July 1, 2007.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 12 to the Consolidated Financial Statements in Item 8. Other than: (i) long-lived asset and goodwill impairment charges of approximately $38.0 million and $13.0 million during the years ended December 31, 2008 and 2006, respectively; (ii) gains of $21.8 million and $20.7 million from the dispositions of businesses and assets during the years ended December 31, 2007 and 2006, respectively; and (iii) a charge of $7.9 million for the estimated cost of partially subsidizing certain third party physician practice losses during the year ended December 31, 2008, such discontinued operations were not material to our consolidated results of operations during the years presented herein.

During the year ended December 31, 2008, which we refer to as the 2008 Calendar Year, we experienced net revenue growth over the year ended December 31, 2007, which we refer to as the 2007 Calendar Year, of approximately 3.7%. Such growth primarily resulted from increases in emergency room visits and reimbursement rates and favorable case mix trends. Income from continuing operations and diluted earnings per share from continuing operations increased approximately $89.1 million and $0.36, respectively, during the 2008 Calendar Year when compared to the 2007 Calendar Year. These increases were due to: (i) a gain of approximately $203.4 million on the sale of a 27% minority equity interest in our seven general acute care hospitals in North Carolina and South Carolina; (ii) a net gain of $8.1 million on sales/dispositions of certain of our health care business units and other assets; and (iii) a net gain of $6.9 million on repurchases of certain of our convertible debt securities. Excluding such gains, our income from continuing operations and diluted earnings per share from continuing operations decreased approximately $44.6 million and $0.18, respectively, when compared to the 2007 Calendar Year. The primary factors causing this year-over-year decrease in profitability were: (i) increased interest costs; (ii) higher costs for salaries and benefits; (iii) an increase in depreciation and amortization expense; (iv) additional minority interests in the earnings of consolidated entities; and (v) a 2008 Calendar Year other than temporary impairment charge for available-for-sale securities of $6.2 million. Partially offsetting these items was a reduction in our provision for doubtful accounts during the 2008 Calendar Year as a result of lower uninsured and underinsured patient volume.

In light of the downturn in the domestic economy, turbulence in the worldwide credit markets and uncertainties about economic conditions in 2009 and beyond, we recently implemented several company-wide cost containment measures. The initiatives that we undertook were designed to position our company to remain profitable and strategically flexible while continually providing the highest level of patient care. Among other things, the cost containment measures that we have implemented to date include staff reductions, postponements of merit pay increases, new hire limitations and modifications to certain employee benefit plans. There can be no assurances that our actions will adequately address a severe or prolonged domestic recession and/or other economic headwinds that we may face.

At our hospitals that were in operation during the entirety of the 2008 Calendar Year and the 2007 Calendar Year, which we refer to as same 2008 hospitals, emergency room visits increased approximately 1.0%; however, corresponding same 2008 hospital admissions and surgical volume declined by 1.8% and 1.5%, respectively. These declines were partially attributable to lower uninsured patient volume during the 2008 Calendar Year, the current downturn in the national economy and certain operational disruptions experienced during the transition of our North Carolina and South Carolina hospitals to a multi-hospital joint venture arrangement. We have implemented corrective action plans at certain hospitals to address unfavorable operating trends, including, among other things, hiring new management teams, modifying physician employment agreements, renegotiating payor contracts and initiating patient, physician and employee satisfaction surveys. In this regard, our prime objective is to stabilize operations in the areas of patient volume, operating margins, uninsured/underinsured patient levels and the provision for doubtful accounts. Secondarily, we seek opportunities for market development in the communities that our hospitals serve. Furthermore, we continue to invest significant resources in physician recruitment and retention, emergency room operations and capital projects at our hospitals. We believe that our strategic initiatives will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions.

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

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net revenue during the 2008 Calendar Year and the 2007 Calendar Year generated on an outpatient basis. Recognizing the importance of these services, we have improved our health care facilities to meet the outpatient needs of the communities that they serve. We have also invested substantial capital in our hospitals and clinics during the past several years, resulting in improvements and enhancements to our diagnostic imaging and ambulatory surgical services. Notwithstanding this continuous operational focus, our same 2008 hospital adjusted admissions, which adjusts admissions for outpatient volume, decreased approximately 0.6% during the 2008 Calendar Year when compared to the 2007 Calendar Year. We believe that the factors that caused declines in our surgical volume and hospital admissions also contributed to our adjusted admissions decline.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. Although this general industry trend has affected us, our same 2008 hospital self-pay admissions as a percent of total admissions declined from approximately 7.1% during the 2007 Calendar Year to 6.6% during the 2008 Calendar Year. There can be no assurances that this favorable self-pay admissions trend will continue. We regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

2008 Calendar Year Compared to the 2007 Calendar Year

The tables below summarize our operating results for the 2008 Calendar Year and the 2007 Calendar Year.

	Years Ended December 31,
	2008		2007
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$4,451,611	100.0%	$4,292,687	100.0%

Operating expenses:
Salaries and benefits	1,828,258	41.1	1,717,677	40.0
Supplies	604,669	13.6	574,319	13.4
Provision for doubtful accounts	508,230	11.4	516,955	12.0
Depreciation and amortization	237,370	5.3	215,799	5.0
Rent expense	91,759	2.1	82,477	1.9
Other operating expenses	785,125	17.6	755,144	17.6

Total operating expenses	4,055,411	91.1	3,862,371	89.9

Income from operations	396,200	8.9	430,316	10.1

Other income (expense):
Gains on sales of assets, net	211,501	4.8	2,514	—
Interest and other income, net	416	—	4,799	0.1
Interest expense	(238,749)	(5.4)	(222,743)	(5.2)
Gain on early extinguishment of debt, net	6,944	0.1	—	—
Deferred financing cost write-offs and related other	(1,497)	—	(761)	—

Income from continuing operations before minority interests and income taxes	374,815	8.4	214,125	5.0
Minority interests in earnings of consolidated entities	(16,008)	(0.4)	(845)	—

Income from continuing operations before income taxes	358,807	8.0	213,280	5.0
Provision for income taxes	(135,505)	(3.0)	(79,127)	(1.9)

Income from continuing operations	$223,302	5.0%	$134,153	3.1%

	Years Ended December 31,				Percent Change
	2008	2007	Change
Same 2008 Hospitals
Occupancy	45.0%	45.2%	(20	)bps*	n/a
Patient days	1,300,305	1,302,157	(1,852)		(0.1)%
Admissions	302,606	308,103	(5,497)		(1.8)%
Adjusted admissions	525,808	528,828	(3,020)		(0.6)%
Emergency room visits	1,327,243	1,313,472	13,771		1.0%
Surgeries	273,602	277,903	(4,301)		(1.5)%
Outpatient revenue percent	48.3%	48.9%	(60	)bps	n/a
Inpatient revenue percent	51.7%	51.1%	60	bps	n/a

Total Hospitals
Occupancy	44.9%	45.0%	(10	)bps	n/a
Patient days	1,314,609	1,313,029	1,580		0.1%
Admissions	306,370	310,897	(4,527)		(1.5)%
Adjusted admissions	531,552	533,064	(1,512)		(0.3)%
Emergency room visits	1,349,213	1,330,587	18,626		1.4%
Surgeries	275,951	279,563	(3,612)		(1.3)%
Outpatient revenue percent	48.2%	48.9%	(70	)bps	n/a
Inpatient revenue percent	51.8%	51.1%	70	bps	n/a

*	basis points

Net revenue during the 2008 Calendar Year was approximately $4,451.6 million as compared to $4,292.7 million during the 2007 Calendar Year. This change represented an increase of $158.9 million or 3.7%. Same 2008 hospitals provided approximately $146.7 million, or 92.3%, of the growth in net revenue as a result of increases in emergency room visits and reimbursement rates and favorable case mix trends. The remaining $12.2 million increase was primarily attributable to Physicians Regional Medical Center—Collier Boulevard, our de novo general acute care hospital that opened on February 5, 2007.

Net revenue per adjusted admission at our same 2008 hospitals increased approximately 4.1% during the 2008 Calendar Year as compared to the 2007 Calendar Year. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2008 Calendar Year declined 60 basis points to 11.4% of net revenue as compared to 12.0% of net revenue during the 2007 Calendar Year. As discussed at Note 1(g) to the Consolidated Financial Statements in Item 8, we modified our provision for doubtful accounts policy for self-pay accounts receivable during the 2007 Calendar Year, resulting in the recognition of incremental expense of approximately $37.4 million. Excluding the impact of such change in estimate, we experienced an increase of approximately 20 basis points in the 2008 Calendar Year provision for doubtful accounts as a percent of net revenue. Such increase was primarily due to a reduction in the 2007 Calendar Year provision for doubtful accounts of $16.0 million from the recovery of certain accounts receivable that were previously written off (such recovery did not recur during the 2008 Calendar Year in a similar amount).

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, is important because it provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. Our Uncompensated Patient Care Percentage was determined to be 23.1% during the 2008 Calendar Year. As a result of the allowance for doubtful accounts policy modifications discussed at Note 1(g) to the Consolidated Financial Statements in Item 8, the Uncompensated Patient Care Percentage for the 2008 Calendar Year is more readily comparable to the six months ended December 31, 2007, which was 24.0%. The drop in our Uncompensated Patient Care Percentage during the 2008 Calendar Year reflects, among other things, declining uninsured and underinsured patient volume, partially offset by the impact of the abovementioned 2007 Calendar Year accounts receivable recovery that did not recur during the 2008 Calendar Year in a similar amount.

Salaries and benefits as a percent of net revenue increased to 41.1% during the 2008 Calendar Year from 40.0% during the 2007 Calendar Year. Same 2008 hospital salaries and benefits increased from 38.8% of net revenue during the 2007 Calendar Year to 39.6% during the 2008 Calendar Year. These increases were primarily due to higher employed physician costs, routine salary and wage increases and growth in employee health benefit costs. Additionally, nursing personnel costs increased during the 2008 Calendar Year as a result of implementing certain aspects of our clinical quality initiatives.

Depreciation and amortization as a percent of net revenue increased from 5.0% during the 2007 Calendar Year to 5.3% during the 2008 Calendar Year. This increase primarily resulted from 2007 Calendar Year capital expenditures for renovation and expansion projects at certain of our facilities and our de novo hospital construction. Additionally, the intangible assets from our physician and physician group guarantees generated approximately $5.2 million of incremental amortization expense during the 2008 Calendar Year.

Included in gains on sales of assets during the 2008 Calendar Year were (i) a gain of approximately $203.4 million on the sale of a minority equity interest and (ii) a net gain of $8.1 million on the sales/dispositions of three home health agencies, two nursing homes, a health care billing operation and other assets. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding these transactions and other related matters.

Interest and other income was approximately $0.4 million and $4.8 million during the 2008 Calendar Year and the 2007 Calendar Year, respectively. As more fully discussed at Note 9 to the Consolidated Financial Statements in Item 8, we recorded an other than temporary impairment charge for available-for-sale securities of $6.2 million during the 2008 Calendar Year. There was no such charge during the 2007 Calendar Year.

Interest expense increased from approximately $222.7 million during the 2007 Calendar Year to $238.7 million during the 2008 Calendar Year. Such increase was primarily due to (i) our $2.75 billion seven-year term loan being outstanding for the entire 2008 Calendar Year but only ten months of the 2007 Calendar Year and (ii) incremental interest expense from our 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”) that we sold on May 21, 2008. The 2008 Calendar Year was favorably impacted by reduced interest cost on our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”), substantially all of which were repurchased during the 2008 Calendar Year. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements.

During the 2008 Calendar Year, we repurchased certain of the 2023 Notes and the 2028 Notes, yielding a net gain of approximately $6.9 million. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2(b) to the Consolidated Financial Statements in Item 8 for information regarding our convertible debt securities.

Minority interests in earnings of consolidated entities increased to approximately $16.0 million during the 2008 Calendar Year from $0.8 million during the 2007 Calendar Year. This increase was primarily due to a new joint venture arrangement involving our seven general acute care hospitals in North Carolina and South Carolina. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding our recent joint venture activity.

Our effective income tax rates were approximately 37.8% and 37.1% during the 2008 Calendar Year and the 2007 Calendar Year, respectively. Among other things, our provision for income taxes during the 2008 Calendar Year was adversely affected by adjustments pertaining to stock-based compensation and the related additional paid-in capital pool of excess income tax benefits. Also, see Note 5 to the Consolidated Financial Statements in Item 8 regarding our effective income tax rates.

2007 Calendar Year Compared to the 2006 Calendar Year

The tables below summarize our operating results for the 2007 Calendar Year and the year ended December 31, 2006, which we refer to as the 2006 Calendar Year. Additionally, our hospitals that were in operation for all of the 2007 Calendar Year and the 2006 Calendar Year are referred to herein as same 2007 hospitals.

	Years Ended December 31,
	2007		2006
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$4,292,687	100.0%	$3,940,262	100.0%

Operating expenses:
Salaries and benefits	1,717,677	40.0	1,561,702	39.6
Supplies	574,319	13.4	533,291	13.5
Provision for doubtful accounts	516,955	12.0	546,780	13.9
Depreciation and amortization	215,799	5.0	181,247	4.6
Rent expense	82,477	1.9	76,990	2.0
Other operating expenses	755,144	17.6	681,902	17.3

Total operating expenses	3,862,371	89.9	3,581,912	90.9

Income from operations	430,316	10.1	358,350	9.1

Other income (expense):
Gains on sales of assets and insurance recoveries, net	2,514	—	16,625	0.4
Interest and other income, net	4,799	0.1	3,438	0.1
Interest expense	(222,743)	(5.2)	(57,706)	(1.5)
Deferred financing cost write-offs and related other	(761)	—	(7,602)	(0.2)

Income from continuing operations before minority interests and income taxes	214,125	5.0	313,105	7.9
Minority interests in earnings of consolidated entities	(845)	—	(1,905)	—

Income from continuing operations before income taxes	213,280	5.0	311,200	7.9
Provision for income taxes	(79,127)	(1.9)	(120,197)	(3.1)

Income from continuing operations	$134,153	3.1%	$191,003	4.8%

	Years Ended December 31,				Percent Change
	2007	2006	Change
Same 2007 Hospitals
Occupancy	44.9%	45.5%	(60	)bps*	n/a
Patient days	1,266,207	1,283,942	(17,735)		(1.4)%
Admissions	299,253	300,702	(1,449)		(0.5)%
Adjusted admissions	511,393	503,375	8,018		1.6%
Emergency room visits	1,269,417	1,235,481	33,936		2.7%
Surgeries	271,053	272,983	(1,930)		(0.7)%
Outpatient revenue percent	48.5%	48.9%	(40	)bps	n/a
Inpatient revenue percent	51.5%	51.1%	40	bps	n/a

Total Hospitals
Occupancy	45.0%	45.5%	(50	)bps	n/a
Patient days	1,313,029	1,310,307	2,722		0.2%
Admissions	310,897	306,660	4,237		1.4%
Adjusted admissions	533,064	514,913	18,151		3.5%
Emergency room visits	1,330,587	1,270,586	60,001		4.7%
Surgeries	279,563	279,811	(248)		(0.1)%
Outpatient revenue percent	48.9%	49.6%	(70	)bps	n/a
Inpatient revenue percent	51.1%	50.4%	70	bps	n/a

*	basis points

Net revenue during the 2007 Calendar Year was approximately $4,292.7 million as compared to $3,940.3 million during the 2006 Calendar Year. This change represented an increase of $352.4 million or 8.9%. Same 2007 hospitals provided approximately $263.1 million, or 74.7%, of the growth in net revenue as a result of increases in emergency room visits and reimbursement rates and favorable case mix trends. The remaining $89.3 million increase was primarily attributable to Physicians Regional Medical Center—Collier Boulevard, our de novo general acute care hospital that opened on February 5, 2007, and Physicians Regional Medical Center – Pine Ridge, which we acquired on May 1, 2006, partially offset by a $5.0 million reduction in net revenue from business interruption insurance policy claims.

Net revenue per adjusted admission at our same 2007 hospitals increased approximately 5.3% during the 2007 Calendar Year as compared to the 2006 Calendar Year. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2007 Calendar Year decreased 190 basis points to 12.0% of net revenue as compared to 13.9% of net revenue during the 2006 Calendar Year. As discussed at Note 1(g) to the Consolidated Financial Statements in Item 8, during both the 2007 Calendar Year and the 2006 Calendar Year we modified our provision for doubtful accounts policy for self-pay accounts receivable, resulting in the recognition of additional expenses of approximately $37.4 million and $189.1 million, respectively. Such accounting policy modifications contributed approximately 80 basis points and 480 basis points to the 2007 Calendar Year and the 2006 Calendar Year percentages, respectively. Excluding the impact of such accounting policy modifications, we experienced an increase of 210 basis points in the 2007 Calendar Year provision for doubtful accounts as a percent of net revenue. Such increase was primarily attributable to the then increasing prevalence of uninsured and underinsured patients in the mix of patients that we served. During the 2007 Calendar Year, the provision for doubtful accounts was partially offset by $16.0 million from the recovery of certain accounts receivable that were previously written off; however, there was no corresponding amount during the 2006 Calendar Year.

During the 2007 Calendar Year and the 2006 Calendar Year, our Uncompensated Patient Care Percentage, which is defined above under the heading “2008 Calendar Year Compared to the 2007 Calendar Year,” was determined to be 23.3% and 24.7%, respectively. These percentages included the effects of the abovementioned accounting policy changes regarding our provision for doubtful accounts for self-pay accounts receivable. Excluding the impact of such accounting policy modifications, we experienced an increase of approximately 210 basis points in the 2007 Calendar Year Uncompensated Patient Care Percentage, which reflected, among other things, our then increasing volume of uninsured and underinsured patient activity, partially offset by the favorable impact of the abovementioned 2007 Calendar Year accounts receivable recovery.

Salaries and benefits as a percent of net revenue increased to 40.0% during the 2007 Calendar Year from 39.6% during the 2006 Calendar Year. Same 2007 hospital salaries and benefits increased from 38.1% of net revenue during the 2006 Calendar Year to 38.4% during the 2007 Calendar Year. These increases were primarily due to additional employed physicians and routine salary and wage increases during the 2007 Calendar Year.

Depreciation and amortization as a percent of net revenue increased from 4.6% during the 2006 Calendar Year to 5.0% during the 2007 Calendar Year. This increase primarily resulted from 2006 Calendar Year capital expenditures for renovation and expansion projects at certain of our facilities, new hospital construction and hospital replacement projects. Additionally, the intangible assets from our physician and physician group guarantees generated approximately $8.8 million of incremental amortization expense during the 2007 Calendar Year.

Other operating expenses as a percent of net revenue increased from 17.3% during the 2006 Calendar Year to 17.6% during the 2007 Calendar Year. In addition to increased costs for professional fees, repairs and maintenance and advertising during the 2007 Calendar Year, the percent increase was due to incremental costs from our de novo general acute care hospital that opened on February 5, 2007.

During the 2006 Calendar Year, we recorded insurance claim recovery gains for renovations and equipment replacement of approximately $14.7 million. No such amount was recognized during the 2007 Calendar Year. See Note 11 to the Consolidated Financial Statements in Item 8 for information regarding our insurance claim activity.

Interest expense increased from approximately $57.7 million during the 2006 Calendar Year to $222.7 million during the 2007 Calendar Year. Such increase was primarily attributable to: (i) borrowings of $2.75 billion in connection with the recapitalization of our balance sheet on March 1, 2007; (ii) Non-Put Payments, as defined and described in the Third Supplemental Indenture to the 2023 Notes; and (iii) $400.0 million of 6.125% Senior Notes due 2016 that we issued on April 21, 2006. Partially offsetting these increases were reduced costs from our revolving credit agreements due to limited borrowings thereunder during the 2007 Calendar Year. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Consolidated Financial Statements in Item 8 for further discussion of our long-term debt arrangements.

In connection with our January 2006 repurchase of certain of our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 and the execution of the Third Supplemental Indenture to the 2023 Notes, we wrote off approximately $4.6 million of deferred financing costs and incurred $3.0 million of non-capitalizable debt restructuring costs during the 2006 Calendar Year. Primarily due to the termination of our predecessor revolving credit agreement, we also wrote off approximately $0.8 million of deferred financing costs during the 2007 Calendar Year. See Note 2 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements.

Our effective income tax rates were approximately 37.1% and 38.6% during the 2007 Calendar Year and the 2006 Calendar Year, respectively. Our provision for income taxes was favorably impacted during the 2007 Calendar Year by, among other things, the finalization of our 2006 federal and state income tax returns, the lapsing of certain statutes of limitations and the conclusion of certain state tax audits. Also, see Note 5 to the Consolidated Financial Statements in Item 8 regarding our effective income tax rates.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Below is a summary of our recent cash flow activity (in thousands).

	Years Ended December 31,
	2008	2007	2006
Sources (uses) of cash and cash equivalents:
Operating activities	$425,565	$326,097	$451,535
Investing activities	(176,317)	(214,492)	(486,681)
Financing activities	(199,439)	(34,500)	47,549
Discontinued operations	(30,182)	(19,932)	(15,498)

Net increase (decrease) in cash and cash equivalents	$19,627	$57,173	$(3,095)

2008 Calendar Year Cash Flows Compared to the 2007 Calendar Year Cash Flows

Operating Activities

Our cash flows from continuing operating activities increased approximately $99.5 million, or 30.5%, during the 2008 Calendar Year when compared to the 2007 Calendar Year. This increase primarily related to net federal and state income tax refunds of approximately $25.1 million during the 2008 Calendar Year, as compared to $74.5 million of income tax payments, net of refunds, during the 2007 Calendar Year. Income tax refunds during the 2008 Calendar Year were primarily derived from net operating losses generated during the 2007 Calendar Year. In the future, our income tax refunds may not continue at the same level. Our cash flows during the 2008 Calendar Year were adversely impacted by higher interest payments than the 2007 Calendar Year.

Investing Activities

Cash used in investing activities during the 2008 Calendar Year included approximately $218.2 million of additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities. Partially offsetting such cash outlays were cash receipts of: (i) $18.2 million from the sale of discontinued operations (consisting of the property, plant and equipment of our physician practices in North Carolina and South Carolina and our general acute care hospital in Little Rock, Arkansas); (ii) $17.7 million from sales of assets, including three home health agencies, two nursing homes and a health care billing operation; and (iii) a net decrease of $14.5 million in restricted funds. See Notes 4 and 12 to the Consolidated Financial Statements in Item 8 for information regarding our divestitures and discontinued operations, respectively.

Cash used in investing activities during the 2007 Calendar Year included: (i) approximately $267.4 million of additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities and capital expenditures to complete the construction of Physicians Regional Medical Center - Collier Boulevard; (ii) $38.6 million that we paid for acquisitions of minority interests and other health care businesses; and (iii) a net increase in restricted funds of $10.7 million. Partially offsetting these cash outlays were (i) cash receipts of approximately $32.2 million from sales of property, plant and equipment and insurance recoveries and (ii) cash proceeds of $70.0 million from the sale of discontinued operations (i.e., two Virginia-based general acute care hospitals and certain entities affiliated with such hospitals). Insurance proceeds have generally been used for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

Financing Activities

During the 2008 Calendar Year, our financing activities included net cash proceeds of approximately $244.0 million from our sale of the 2028 Notes (as defined below under “Capital Resources”) and $327.7 million from investments by minority shareholders in our joint venture arrangements. See Notes 2 and 4 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements and minority equity investments, respectively. During the 2008 Calendar Year, we made principal payments on long-term debt and capital lease obligations of $452.6 million, including a $47.7 million mandatory annual Excess Cash Flow payment (as defined below under “Capital Resources”), $75.3 million of prepayments under the Term Loan (as defined below under “Capital Resources”) and $282.5 million for mandatory repurchases of certain of our convertible debt securities. We also paid $314.3 million to repurchase certain of our convertible debt securities in the open market and $4.3 million in distributions to minority shareholders.

During the 2007 Calendar Year, our financing activities included: (i) net cash proceeds of approximately $2,707.6 million from borrowings under the Credit Facilities (as defined below under “Capital Resources”) in order to finance our special cash dividend on March 1, 2007 and repay $275.0 million under our predecessor revolving credit agreement; (ii) cash proceeds from exercises of stock options of $24.8 million; and (iii) investments by minority shareholders in our joint venture arrangements of $8.4 million. In addition to approximately $344.3 million of principal payments on long-term debt and capital lease obligations, which included the predecessor revolving credit agreement payment and repurchases of certain convertible debt securities, cash used by financing activities during the 2007 Calendar Year also included the payment of our special cash dividend in the aggregate amount of $2,425.0 million, payments for financing costs of $3.3 million and distributions to minority shareholders of $2.9 million.

Discontinued Operations

The cash used in operating our discontinued operations during the 2008 Calendar Year and the 2007 Calendar Year was approximately $30.2 million and $19.9 million, respectively. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 12 to the Consolidated Financial Statements in Item 8 for information regarding our discontinued operations.

2007 Calendar Year Cash Flows Compared to the 2006 Calendar Year Cash Flows

Operating Activities

Our cash flows from continuing operating activities decreased approximately $125.4 million, or 27.8%, during the 2007 Calendar Year when compared to the 2006 Calendar Year. The decrease primarily related to: (i) lower pre-tax income from continuing operations during the 2007 Calendar Year compared to the 2006 Calendar Year (principally due to a significant increase in interest expense from new indebtedness incurred in connection with the recapitalization of our balance sheet on March 1, 2007); (ii) growth in our accounts receivable during the 2007 Calendar Year; and (iii) unfavorable year-over-year changes in the timing of payments for income taxes, accrued expenses and other liabilities.

Investing Activities

Cash used in investing activities during the 2007 Calendar Year included: (i) approximately $267.4 million of additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities and capital expenditures to complete the construction of Physicians Regional Medical Center - Collier Boulevard; (ii) $38.6 million that we paid for acquisitions of minority interests and other health care businesses; and (iii) a net increase in restricted funds of $10.7 million. Partially offsetting these cash outlays were (i) cash receipts of approximately $32.2 million from sales of property, plant and equipment and insurance recoveries and (ii) cash proceeds of $70.0 million from the sale of discontinued operations (i.e., two Virginia-based general acute care hospitals and certain entities affiliated with such hospitals). See Note 12 to the Consolidated Financial Statements in Item 8 for information regarding our discontinued operations. Insurance proceeds have generally been used for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

During the 2006 Calendar Year, cash used in investing activities included: (i) approximately $180.2 million that was paid for hospitals we acquired; (ii) a final working capital settlement payment of $4.7 million pertaining to an acquisition from a prior period; (iii) $326.6 million for additions to property, plant and equipment, which principally consisted of renovation and expansion projects at certain of our facilities, new hospital construction and capital expenditures for hospital replacement projects; and (iv) a net increase in restricted funds of $18.5 million. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding our hospital acquisitions. Partially offsetting our cash outlays were (i) cash receipts of $6.1 million from sales of property, plant and equipment and (ii) cash proceeds of $37.2 million from the sale of discontinued operations (consisting of two Florida-based psychiatric hospitals and certain real property in Lakeland, Florida).

Financing Activities

During the 2007 Calendar Year, our financing activities included: (i) net cash proceeds of approximately $2,707.6 million from borrowings under the Credit Facilities (as defined below under “Capital Resources”) in order to finance our special cash dividend on March 1, 2007 and repay $275.0 million under our predecessor revolving credit agreement; (ii) cash proceeds from exercises of stock options of $24.8 million; and (iii) investments by minority shareholders in our joint venture arrangements of $8.4 million. See Notes 2 and 4 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements and minority equity investments, respectively. In addition to approximately $344.3 million of principal payments on long-term debt and capital lease obligations, which included the predecessor revolving credit agreement payment and repurchases of certain convertible debt securities, cash used by financing activities during the 2007 Calendar Year also included the payment of our special cash dividend in the aggregate amount of $2,425.0 million, payments for financing costs of $3.3 million and distributions to minority shareholders of $2.9 million.

Cash provided by financing activities during the 2006 Calendar Year included: (i) borrowings of $470.0 million under our predecessor revolving credit agreement to finance hospital acquisitions, make certain income tax payments and repurchase a portion of our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”); (ii) net proceeds from the April 21, 2006 sale of $400.0 million of our 6.125% Senior Notes due 2016; and (iii) cash proceeds from exercises of stock options of approximately $22.5 million. As more fully discussed at Note 2(b) to the Consolidated Financial Statements in Item 8, we paid $275.9 million to repurchase certain of our New 2022 Notes in January 2006, which represented their accreted value at that time. Additionally, cash used by financing activities during the 2006 Calendar Year included: (i) principal repayments of $450.0 million on our predecessor revolving credit agreement; (ii) dividend payments of $57.9 million; (iii) treasury stock purchases of $36.8 million; and (iv) payments of financing costs of $3.6 million.

Discontinued Operations

The cash used in operating our discontinued operations during the 2007 Calendar Year and the 2006 Calendar Year was approximately $19.9 million and $15.5 million, respectively. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 12 to the Consolidated Financial Statements in Item 8 for information regarding our discontinued operations.

Days Sales Outstanding

Days sales outstanding, or DSO, is calculated by dividing quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 50 days at December 31, 2008, which compares favorably to 53 days at September 30, 2008 and 51 days at December 31, 2007.

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

Capital Resources

Sales of Assets and Related Activities

In addition to our current initiatives to increase patient volume and operating profit, our plans to enhance cash flow during 2009 and beyond may also include sales of: (i) hospitals and other health care business units that no longer meet our long-term strategic objectives; (ii) certain hospital assets; and (iii) the residual assets of our discontinued operations. Additionally, we are currently considering joint venture opportunities at several of our hospitals to supplement our cash flow. These potential transactions are collectively referred to herein as our “Strategic Transactions.” As discussed at Note 4 to the Consolidated Financial Statements in Item 8, we completed certain Strategic Transactions during the 2008 Calendar Year. There can be no assurances that we will successfully initiate and complete any additional Strategic Transactions on satisfactory terms, if at all, or that any future Strategic Transactions will not cause us to recognize a loss in our consolidated financial statements.

Credit Facilities

Senior Secured Credit Facilities. On March 1, 2007, we completed a recapitalization of our balance sheet (the “Recapitalization”) wherein we entered into agreements for $3.25 billion in new variable rate senior secured credit facilities (the “Credit Facilities”). The Credit Facilities were initially used to fund a special cash dividend of approximately $2.43 billion and repay all amounts outstanding under our predecessor revolving credit agreement (i.e., $275.0 million). The Credit Facilities consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Recapitalization and the Credit Facilities are discussed in further detail at Note 2 to the Consolidated Financial Statements in Item 8.

The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. The annual Excess Cash Flow generated during the year ended December 31, 2007 that we repaid during the 2008 Calendar Year was approximately $47.7 million. We also prepaid $75.3 million of principal under the Term Loan during the 2008 Calendar Year. Our mandatory principal payments under the Credit Facilities for the year ending December 31, 2009, including the annual Excess Cash Flow payment, will be approximately $44.7 million. During the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is generally payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for the seven-year term of the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Therefore, we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the interest rate swap contract. See Note 1(s) to the Consolidated Financial Statements in Item 8 regarding the estimated fair values of our interest rate swap contract. At December 31, 2008, $50.0 million of the Term Loan was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 3.2% on both December 31, 2008 and February 20, 2009).

Although there were no amounts outstanding under the Revolving Credit Agreement on February 20, 2009, standby letters of credit in favor of third parties of approximately $40.0 million reduced the amount available for borrowing thereunder to $460.0 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 3.0% on February 20, 2009.

We intend to fund the Term Loan’s quarterly interest payments, required annual principal payments and mandatory annual Excess Cash Flow payments with available cash balances, cash provided by operating activities, cash proceeds from our Strategic Transactions and/or borrowings under the Revolving Credit Agreement.

Demand Promissory Note. We maintain a $20.0 million unsecured Demand Promissory Note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the Demand Promissory Note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. The Demand Promissory Note’s effective interest rate on February 20, 2009 was approximately 2.0%; however, there were no amounts outstanding thereunder on such date.

3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”)

As more fully discussed at Note 2 to the Consolidated Financial Statements in Item 8, on May 21, 2008 we completed a private placement of $250.0 million of 2028 Notes, which are unsecured obligations that are subordinated in right of payment to all of our existing and future senior indebtedness. After transaction-related costs, the sale of the 2028 Notes resulted in our receipt of net proceeds of approximately $244.0 million, which we used to repurchase certain of our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”) in the open market. The 2028 Notes mature on May 1, 2028 and bear interest at a fixed rate of 3.75% per annum, payable semi-annually in arrears on May 1 and November 1. During December 2008 and early 2009, we used cash on hand to repurchase $100.5 million of principal face amount 2028 Notes in the open market at approximately 49.1% of their principal face value, plus accrued and unpaid interest. Should market conditions continue to be advantageous to us, we intend to repurchase additional 2028 Notes in the open market during 2009. Any such 2028 Note repurchases and the interest payments on the remaining 2028 Note outstanding principal balance of $149.5 million will be funded with available cash balances, cash provided by operating activities and/or borrowings under the Revolving Credit Agreement.

Debt Covenants

The Credit Facilities and the indentures governing the 2028 Notes, the 2023 Notes and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At December 31, 2008, we were in compliance with the financial and other covenants contained in those debt agreements. Specifically, the table below summarizes what we believe are the key financial covenants under the Credit Facilities and our corresponding actual fiscal performance as of and for the year ended December 31, 2008.

	Requirement	Actual
Minimum required consolidated interest coverage ratio	2.45 to 1.00	2.70 to 1.00

Maximum permitted consolidated leverage ratio	5.60 to 1.00	5.28 to 1.00

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

Standby Letters of Credit

On February 20, 2009, we maintained approximately $40.0 million of standby letters of credit in favor of third parties with various expiration dates through January 21, 2010. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures

We believe that capital expenditures for property, plant and equipment will range from 4% to 5% of our net revenue during the year ending December 31, 2009. Although our long-term business strategy may call for us to acquire hospitals that meet our acquisition criteria, we do not currently anticipate any material acquisitions through December 31, 2009 unless a hospital that we believe is strategic to our business plan becomes available at a reasonable price. Historically, acquisitions of hospitals accounted for a significant portion of our capital expenditures in any given fiscal year and/or quarter. We generally fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash generated from operating activities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof.

A number of hospital renovation and expansion projects were underway on December 31, 2008. At our Monroe, Georgia location, we began site preparation work for a replacement hospital during the 2008 Calendar Year. We estimate that the cost of this replacement hospital, which we are contractually obligated to build, will range from $70 million to $80 million over the multi-year construction period. We do not believe that any of our hospital renovation and expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

Hospital Divestitures and Other

As more fully discussed at Note 12 to our Consolidated Financial Statements in Item 8, we intend to divest (i) Gulf Coast Medical Center, formerly a general acute care hospital in Biloxi, Mississippi that we closed on January 1, 2008 and (ii) the Woman’s Center at Dallas Regional Medical Center, formerly a specialty women’s hospital in Mesquite, Texas that we closed on June 1, 2008. However, the timing of such divestitures has not yet been determined.

We intend to use the proceeds from these divestitures and other Strategic Transactions that we may consummate for general corporate purposes and debt reduction.

Contractual Obligations and Off-Balance Sheet Arrangements

Except as set forth in the table on the following page, we do not have any off-balance sheet arrangements.

As of December 31, 2008, we had approximately $283.7 million recorded as a liability for our interest rate swap contract and $33.4 million recorded as a liability for unrecognized income tax benefits and related interest and penalties. We excluded these amounts from the table below due to the uncertainty of the amounts to be paid, if any, as well as the timing of such payments.

As of December 31, 2008, contractual obligations for each of the next five years ending December 31 and thereafter (including principal and interest) and other commitments are summarized in the table below. Interest rates at December 31, 2008 were used in the table to estimate interest payments on variable rate debt.

	Payments Due by Year Ending December 31,
	2009	2010	2011	2012	2013	Thereafter
Contractual Obligations	(in thousands)
Long-term debt (a)	$277,870	$230,669	$228,575	$227,156	$225,032	$3,143,201
Capital leases	17,766	12,244	9,617	5,170	4,068	71,076
Operating leases (b)	55,942	45,389	36,524	29,975	21,037	76,108
Physician commitments (c)	11,555	704	—	—	—	—

Total contractual obligations	$363,133	$289,006	$274,716	$262,301	$250,137	$3,290,385

	Commitment Expiration by Year Ending December 31,
Other Commitments Not Recorded	2009	2010	2011	2012	2013	Thereafter
on our Consolidated Balance Sheet	(in thousands)
Letters of credit (d)	$39,888	$—	$—	$—	$—	$—
Physician commitments (c)	18,390	1,559	—	—	—	—
Other (e)	8,820	32,950	33,850	—	—	—

Total commitments	$67,098	$34,509	$33,850	$—	$—	$—

(a)	Subsequent to December 31, 2008, we repurchased $50.5 million of principal face amount 2028 Notes in the open market at approximately 53.5% of their principal face amount. Therefore, we included the amount we paid for those 2028 Notes under the year ending December 31, 2009. We also assumed that we would repurchase the remaining 2023 Notes on August 1, 2013 because the noteholders can unilaterally exercise their contractual rights to require us to repurchase some or all of their notes on such date.
(b)	Amounts relate to obligations under operating leases for real property, real property master leases and equipment. The real property master leases are leases for buildings near our hospitals for which we guarantee a certain level of rental income to the owners of the property. We sublease space in these buildings to unrelated third parties. Future operating lease obligations are not recorded in our consolidated balance sheets.
(c)	See Note 1(p) to the Consolidated Financial Statements in Item 8 for information regarding physician and physician group guarantees and commitments.
(d)	Amount relates to outstanding letters of credit that principally serve as security for our workers’ compensation self-insurance program and utility companies.
(e)	Other includes our replacement hospital construction in Monroe, Georgia and purchase commitments for supplies.

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

Pursuant to the requirements of the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract, which provides for us to pay a fixed interest rate of 6.7445% on the notional amount of the interest rate swap contract for the seven-year term of the Term Loan. Because $50.0 million of the Term Loan was not covered by our interest rate swap contract on December 31, 2008, we were exposed to interest rate fluctuations. The interest rates on substantially all of our other long-term debt at December 31, 2008 were fixed and, accordingly, a hypothetical 10% change in interest rates would not have a material impact on us but increases in interest rates would correspondingly increase interest expense associated with any future borrowings.

As of December 31, 2008, the fair value and carrying amount of our fixed rate debt, including capital lease obligations, were approximately $2,060.1 million and $3,200.0 million, respectively. Additionally, at such date, both the fair value and carrying amount of our variable rate debt was approximately $50.0 million.

The table below summarizes principal cash flows and weighted average interest rates by expected maturity dates of our outstanding long-term debt and capital lease obligations that existed at December 31, 2008.

	Years Ending December 31,
	2009		2010	2011	2012	2013	Thereafter		Totals
	(in thousands, except interest rates)
Fixed rate long-term debt, including capital leases	$41,797		$37,728	$35,491	$31,341	$30,366	$2,825,773		$3,002,496
Weighted average interest rates	6.8%		6.7%	6.7%	6.7%	6.7%	6.7%		6.7%
Fixed rate convertible long-term debt	$50,500	(a)	—	—	—	$222 (b)	$149,500		$200,222
Weighted average interest rates	3.8%		—	—	—	4.4%	3.8%		3.8%
Variable rate long- term debt	18,441	(c)(d)	—	—	—	—	$31,559		$50,000
Weighted average interest rates	3.2	%(d)	—	—	—	—	3.2	% (d)	3.2%

(a)	Subsequent to December 31, 2008, we repurchased $50.5 million of principal face amount 2028 Notes in the open market at approximately 53.5% of their principal face amount.
(b)	For purposes of the above table, we assumed that we would repurchase the remaining 2023 Notes on August 1, 2013 because the noteholders can unilaterally exercise their contractual rights to require us to repurchase some or all of their notes on such date.
(c)	Amount represents the annual Excess Cash Flow under the Term Loan that was generated during the 2008 Calendar Year and will be repaid during 2009.
(d)	The interest rate on the portion of the Term Loan that is not covered by the interest rate swap contract is the LIBOR rate plus 1.75%.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Health Management Associates, Inc.

We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1(m) and Note 5 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Miami, Florida

February 24, 2009

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Net revenue	$4,451,611	$4,292,687	$3,940,262

Operating expenses:
Salaries and benefits	1,828,258	1,717,677	1,561,702
Supplies	604,669	574,319	533,291
Provision for doubtful accounts	508,230	516,955	546,780
Depreciation and amortization	237,370	215,799	181,247
Rent expense	91,759	82,477	76,990
Other operating expenses	785,125	755,144	681,902

Total operating expenses	4,055,411	3,862,371	3,581,912

Income from operations	396,200	430,316	358,350

Other income (expense):
Gains on sales of assets, including minority equity interests, and insurance recoveries, net	211,501	2,514	16,625
Interest and other income, net	416	4,799	3,438
Interest expense	(238,749)	(222,743)	(57,706)
Gain on early extinguishment of debt, net	6,944	—	—
Deferred financing cost write-offs and related other	(1,497)	(761)	(7,602)

Income from continuing operations before minority interests and income taxes	374,815	214,125	313,105
Minority interests in earnings of consolidated entities	(16,008)	(845)	(1,905)

Income from continuing operations before income taxes	358,807	213,280	311,200
Provision for income taxes	(135,505)	(79,127)	(120,197)

Income from continuing operations	223,302	134,153	191,003
Loss from discontinued operations, including gains on disposals, net of income taxes	(56,077)	(14,274)	(8,254)

Net income	$167,225	$119,879	$182,749

Earnings (loss) per share:
Basic
Continuing operations	$0.92	$0.56	$0.79
Discontinued operations	(0.23)	(0.06)	(0.03)

Net income	$0.69	$0.50	$0.76

Diluted
Continuing operations	$0.91	$0.55	$0.78
Discontinued operations	(0.23)	(0.06)	(0.03)

Net income	$0.68	$0.49	$0.75

Dividends per share	$—	$10.00	$0.24

Weighted average number of shares outstanding:
Basic	243,307	242,308	240,723

Diluted	244,671	245,119	243,340

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$143,614	$123,987
Accounts receivable, less allowances for doubtful accounts of $449,031 and $485,767 at December 31, 2008 and 2007, respectively	604,919	590,886
Accounts receivable—other	26,825	36,993
Supplies, at cost (first-in, first-out method)	117,632	115,492
Prepaid expenses	39,965	36,423
Prepaid and recoverable income taxes	59,278	84,155
Restricted funds	31,471	15,016
Deferred income taxes	9,292	36,318
Assets of discontinued operations	18,085	79,150

Total current assets	1,051,081	1,118,420

Property, plant and equipment:
Land and improvements	183,788	175,103
Buildings and improvements	2,026,412	1,923,650
Leasehold improvements	180,855	171,595
Equipment	1,206,011	1,170,774
Construction in progress	133,893	98,986

	3,730,959	3,540,108
Accumulated depreciation and amortization	(1,300,790)	(1,136,362)

Net property, plant and equipment	2,430,169	2,403,746

Restricted funds	37,117	76,179
Goodwill	898,031	897,274
Deferred charges and other assets	139,131	148,300

Total assets	$4,555,529	$4,643,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$172,848	$142,138
Accrued payroll and related taxes	69,431	81,243
Accrued expenses and other liabilities	171,416	163,747
Due to third party payors	13,442	12,506
Current maturities of long-term debt and capital lease obligations	63,134	197,798

Total current liabilities	490,271	597,432

Deferred income taxes	77,474	70,457
Long-term debt and capital lease obligations, less current maturities	3,186,893	3,566,569
Interest rate swap contract	283,750	98,702
Other long-term liabilities	207,286	209,508
Minority interests in consolidated entities	155,558	20,223

Total liabilities	4,401,232	4,562,891

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 244,221 and 277,184 shares issued at December 31, 2008 and 2007, respectively	2,442	2,772
Accumulated other comprehensive income (loss), net of income taxes	(169,914)	(57,860)
Additional paid-in capital	82,838	623,485
Retained earnings	238,931	71,706

	154,297	640,103
Treasury stock, 34,318 shares of common stock at cost on December 31, 2007	—	(559,075)

Total stockholders’ equity	154,297	81,028

Total liabilities and stockholders’ equity	$4,555,529	$4,643,919

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Treasury	Totals
	Shares	Par Value	Income (Loss), net	Capital	Earnings	Stock
Balances at January 1, 2006	273,148	$2,731	$(88)	$578,961	$2,204,884	$(522,313)	$2,264,175

Comprehensive income:
Net income	—	—	—	—	182,749	—	182,749
Unrealized gains on available-for-sale securities, net	—	—	742	—	—	—	742

Total comprehensive income							183,491
Exercises of stock options and issuances of deferred stock	1,877	19	—	22,432	—	—	22,451
Stock-based compensation expense	—	—	—	18,330	—	—	18,330
Income tax benefits from exercises of stock options and issuances of deferred stock and other matters	—	—	—	1,796	—	—	1,796
Fair value change in convertible senior subordinated note conversion feature	—	—	—	10,518	—	—	10,518
Purchases of treasury stock, at cost	—	—	—	—	—	(36,762)	(36,762)
Dividends declared	—	—	—	—	(57,877)	—	(57,877)

Balances at December 31, 2006	275,025	2,750	654	632,037	2,329,756	(559,075)	2,406,122
Cumulative effect adjustment (see Note 1(m))	—	—	—	—	(4,732)	—	(4,732)

Balances at January 1, 2007	275,025	2,750	654	632,037	2,325,024	(559,075)	2,401,390
Comprehensive income:
Net income	—	—	—	—	119,879	—	119,879
Unrealized gains on available-for-sale securities, net	—	—	602	—	—	—	602
Change in fair value of interest rate swap contract, net	—	—	(59,116)	—	—	—	(59,116)

Total comprehensive income			.				61,365
Exercises of stock options and issuances of deferred stock and restricted stock	2,159	22	—	24,771	—	—	24,793
Stock-based compensation expense	—	—	—	18,402	—	—	18,402
Income tax benefits from exercises of stock options and issuances of deferred stock and restricted stock and other matters	—	—	—	79	—	—	79
Dividends declared	—	—	—	(51,804)	(2,373,197)	—	(2,425,001)

Balances at December 31, 2007	277,184	2,772	(57,860)	623,485	71,706	(559,075)	81,028
Comprehensive income:
Net income	—	—	—	—	167,225	—	167,225
Unrealized losses on available-for-sale securities, net	—	—	(1,256)	—	—	—	(1,256)
Change in fair value of interest rate swap contract, net	—	—	(110,798)	—	—	—	(110,798)

Total comprehensive income			.				55,171
Issuances of deferred stock and restricted stock	1,355	13	—	(13)	—	—	—
Stock-based compensation expense	—	—	—	18,226	—	—	18,226
Income tax adjustments from issuances of deferred stock and restricted stock and other matters	—	—	—	(2,454)	—	—	(2,454)
Forfeited restricted stock dividends	—	—	—	2,326	—	—	2,326
Treasury stock retirement	(34,318)	(343)	—	(558,732)	—	559,075	—

Balances at December 31, 2008	244,221	$2,442	$(169,914)	$82,838	$238,931	$—	$154,297

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$167,225	$119,879	$182,749
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	244,396	222,776	181,247
Provision for doubtful accounts	508,230	516,955	546,780
Stock-based compensation expense	18,226	18,402	18,330
Minority interests in earnings of consolidated entities	16,008	845	1,905
Gains on sales of assets and insurance recoveries, net	(211,501)	(2,514)	(16,625)
Other than temporary charge for available-for-sale securities	6,165	—	—
Long-lived asset impairment charges	921	—	2,000
Gain on early extinguishment of debt, net	(6,944)	—	—
Write-offs of deferred financing costs	1,497	761	4,628
Non-deferred financing costs	—	—	2,974
Deferred income tax expense (benefit)	110,579	65,933	(114,617)
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(532,614)	(543,507)	(472,860)
Supplies	(6,149)	(5,140)	(14,084)
Prepaid expenses	(4,443)	6,936	1,458
Prepaid and recoverable income taxes and income taxes payable	52,295	(63,883)	26,274
Deferred charges and other long-term assets	(5,114)	(15,426)	3,816
Accounts payable	29,660	8,595	26,655
Accrued expenses and other current liabilities	(13,849)	(37,919)	31,531
Other long-term liabilities	(5,100)	19,403	32,489
Equity compensation excess income tax benefits	—	(273)	(1,369)
Loss from discontinued operations, net	56,077	14,274	8,254

Net cash provided by continuing operating activities	425,565	326,097	451,535

Cash flows from investing activities:
Acquisitions of hospitals, minority interest, equity investments and other, net of cash acquired	(8,526)	(38,599)	(184,870)
Additions to property, plant and equipment	(218,179)	(267,415)	(326,563)
Proceeds from sales of assets and insurance recoveries	17,712	32,196	6,051
Proceeds from sales of discontinued operations	18,166	70,000	37,196
Decreases (increases) in restricted funds, net	14,510	(10,674)	(18,495)

Net cash used in continuing investing activities	(176,317)	(214,492)	(486,681)

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Net proceeds from long-term borrowings	$244,471	$2,707,608	$866,948
Principal payments on debt and capital lease obligations	(452,592)	(344,340)	(743,236)
Repurchases of convertible debt securities in the open market	(314,338)	—	—
Proceeds from exercises of stock options	—	24,793	22,451
Purchases of treasury stock	—	—	(36,762)
Payments of financing costs	(350)	(3,277)	(3,568)
Cash investments by minority shareholders	327,655	8,369	—
Cash distributions to minority shareholders	(4,285)	(2,925)	(1,776)
Equity compensation excess income tax benefits	—	273	1,369
Payments of cash dividends	—	(2,425,001)	(57,877)

Net cash provided by (used in) continuing financing activities	(199,439)	(34,500)	47,549

Net increase in cash and cash equivalents before discontinued operations	49,809	77,105	12,403
Net increase (decrease) in cash and cash equivalents from discontinued operations:
Operating activities	(30,077)	(14,954)	(1,477)
Investing activities	201	(4,450)	(13,688)
Financing activities	(306)	(528)	(333)

Net increase (decrease) in cash and cash equivalents	19,627	57,173	(3,095)
Cash and cash equivalents at beginning of the year	123,987	66,814	69,909

Cash and cash equivalents at the end of the year	$143,614	$123,987	$66,814

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$244,475	$219,689	$49,517

Income taxes	$31,174	$85,269	$200,248

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.	Business and Summary of Significant Accounting Policies

Health Management Associates, Inc. and its subsidiaries (together, the “Company”) provide health care services to patients in owned and leased facilities located primarily in non-urban communities in the southeastern and southwestern United States. As of December 31, 2008, the Company operated 56 hospitals in fifteen states with a total of 8,019 licensed beds. At such date, eighteen and ten of the Company’s hospitals were located in Florida and Mississippi, respectively. See Notes 4 and 12 for information regarding recent acquisitions and dispositions.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of the Company’s discontinued operations, which are identified at Note 12.

Certain amounts in the consolidated financial statements have been reclassified in prior years to conform to the current year presentation. Such reclassifications primarily related to discontinued operations and other income (expense).

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

For consolidation and variable interest entity disclosure purposes, management evaluates circumstances where the Company might absorb a majority of an entity’s expected losses, receive a majority of an entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in such entity; however, no such entities that would be material to the Company’s consolidated financial position or results of operations have been identified.

b.	Cash equivalents

The Company considers all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. The Company’s cash equivalents primarily consist of investment grade financial instruments.

c.	Property, plant and equipment

Property, plant and equipment are stated at cost and include major expenditures that extend an asset’s useful life. Ordinary repair and maintenance costs (e.g., medical equipment adjustments, painting, cleaning, etc.) are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the underlying assets. Estimated useful lives for buildings and improvements range from twenty to forty years and for equipment range from three to ten years. Leasehold improvements, capital lease assets and other assets of a similar nature are generally amortized on a straight-line basis over the shorter of the term of the respective lease or the useful life of the underlying asset. Depreciation expense was approximately $217.2 million, $201.8 million and $175.5 million during the years ended December 31, 2008, 2007 and 2006, respectively.

d.	Goodwill, deferred charges and long-lived assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, calls for goodwill (i.e., the excess of cost over acquired net assets) and intangible assets with indefinite useful lives to be tested for impairment annually or whenever circumstances indicate that a possible impairment might exist. When performing the impairment test, the Company initially compares the estimated fair values of each reporting unit’s net assets, including allocated corporate net assets, to the corresponding carrying amounts on the consolidated balance sheet. The estimated fair values of the Company’s reporting units have historically been determined using a market approach methodology based on net revenue multiples. During 2008, management also considered a valuation methodology using discounted cash flows and a market approach valuation methodology based on

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

comparable transactions. If the fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, management determines the implied fair value of the reporting unit’s goodwill, compares such fair value to the corresponding carrying amount and, if necessary, records a goodwill impairment charge. Reporting units are one level below the operating segment level (see Note 1(n)). However, after consideration of SFAS No. 142’s aggregation rules, management determined that the Company’s goodwill impairment testing should be performed at a divisional operating level. Goodwill is discretely allocated to the Company’s reporting units (i.e., each hospital’s goodwill is included as a component of the aggregate reporting unit goodwill being evaluated during the impairment analysis).

Deferred charges and other assets included deferred financing costs of approximately $52.8 million and $61.6 million at December 31, 2008 and 2007, respectively, which are being amortized over the life of the related debt. During the year ended December 31, 2008, deferred financing costs (i) increased by $6.0 million as a result of the Company’s issuance of convertible debt securities and (ii) declined by $14.8 million in connection with the Company’s repurchases of certain of its convertible debt securities and accelerated payments on its seven-year $2.75 billion term loan. Accumulated amortization of deferred financing costs was $14.4 million and $9.0 million at December 31, 2008 and 2007, respectively. Amortization of deferred financing costs was $8.6 million, $6.8 million and $1.1 million during the years ended December 31, 2008, 2007 and 2006, respectively. Based on the December 31, 2008 balances, future amortization is expected to approximate $7.6 million per annum during the four-year period ending December 31, 2012 and $6.5 million for the year ending December 31, 2013. Also, see Note 1(p) for information regarding other intangible assets.

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

Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value, less costs to sell. The estimates of fair value are generally based on recent sales of similar assets, market analyses, pending disposition transactions and market responses based upon discussions with, and offers received from, potential buyers.

The Company recognized long-lived asset impairment charges of approximately $0.9 million and $2.0 million in continuing operations during the years ended December 31, 2008 and 2006, respectively. Such impairment charges, which were included in other operating expenses, were the result of the termination of a capital project in 2008 and a then pending sale of a hospital in 2006 that the Company ultimately retained. During the years ended December 31, 2008 and 2006, the Company also recorded long-lived asset and goodwill impairment charges of $38.0 million and $13.0 million, respectively, in discontinued operations (see Note 12). There were no long-lived asset or goodwill impairment charges that were material to the Company’s consolidated financial position or results of operations during the year ended December 31, 2007.

e.	Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

f.	Net revenue and cost of revenue

The Company records gross patient service charges on the accrual basis in the period that the services are rendered. Net revenue represents gross patient service charges less provisions for contractual adjustments. Approximately 53%, 53% and 56% of gross patient service charges for the years ended December 31, 2008, 2007

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

and 2006, respectively, related to services rendered to patients covered by Medicare and various state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges and, therefore, provisions for contractual adjustments are made to reduce patient charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit and, accordingly, the Company periodically provides reserves for the adjustments that may ultimately result therefrom. Such adjustments were not material to the Company’s consolidated operations during the years presented herein. Laws, rules and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, estimates recorded in the consolidated financial statements and disclosed in the accompanying notes may change in the future and such changes in estimates, if any, will be recorded in the Company’s operating results in the period they are identified by management. Revenue and receivables from government programs are significant to the Company’s operations; however, management does not believe that there are substantive credit risks associated with such programs. There are no other concentrations of revenue or accounts receivable with any individual payor that subject the Company to significant credit or other risks.

Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

Net revenue is presented net of provisions for contractual adjustments and uninsured patient discounts. The Company’s provisions for contractual adjustments were approximately $11,569 million, $10,301 million and $9,950 million during the years ended December 31, 2008, 2007 and 2006, respectively. In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts characterized as charity and indigent care are not recognized in net revenue. Prior to January 1, 2007, the Company’s policy and practice was to forego collection of a patient’s entire account balance upon determining that the patient qualified under a hospital’s local charity care and/or indigent policy. Commencing January 1, 2007, the Company implemented a uniform policy whereby patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and the Company’s collection agencies pursue payments on accounts receivable from patients that do not meet such criteria. Management monitors the levels of charity and indigent care provided by the Company’s hospitals and the procedures employed to identify and account for those patients.

As a result of the settlement of a class action lawsuit that involved billings to uninsured patients, the Company began discounting gross charges to uninsured patients for non-elective procedures by 60% in February 2007 (no such discounts were previously provided). In connection with this change, the Company recorded approximately $597.0 million and $561.6 million of uninsured self-pay patient revenue discounts during the years ended December 31, 2008 and 2007, respectively. In addition to such uninsured patient discounts, foregone charges for charity and indigent care patient services (based on established rates) aggregated approximately $81.9 million, $70.4 million and $566.6 million during the years ended December 31, 2008, 2007 and 2006, respectively.

The presentation of costs and expenses does not differentiate between costs of revenue and other costs because substantially all of the Company’s costs and expenses are related to providing health care services. Furthermore, management believes that the natural classification of expenses is a more meaningful presentation of the Company’s operations.

g.	Accounts receivable and allowances for doubtful accounts

The Company grants credit without requiring collateral from its patients, most of whom live near the Company’s hospitals and are insured under third party payor agreements. In certain circumstances, the Company charges interest on past due accounts receivable (delinquent accounts are identified by reference to contractual or other payment terms); however, such interest amounts were not material to the years presented herein. The credit risk for non-governmental accounts receivable is limited due to the large number of insurance companies and other payors that provide payment and reimbursement for patient services. Accounts receivable are reported net of estimated allowances for doubtful accounts.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

Collection of accounts receivable from third party payors and patients is the Company’s primary source of cash and is therefore critical to its successful operating performance. Accordingly, management closely monitors the Company’s cash collection trends and the aging of accounts receivable. Collection risks principally relate to uninsured patient accounts and patient accounts for which the primary insurance payor has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. Provisions for doubtful accounts are primarily estimated based on cash collection analyses by payor classification and accounts receivable aging reports. When considering the adequacy of allowances for doubtful accounts, the Company’s accounts receivable balances are routinely reviewed in conjunction with historical collection rates, health care industry trends/indicators and other business and economic conditions that might reasonably be expected to affect the collectibility of patient accounts. Accounts receivable are written off after collection efforts have been pursued in accordance with the Company’s policies and procedures. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are netted against the provision for doubtful accounts. Changes in payor mix, general economic conditions or trends in federal and state governmental health care coverage could have a material adverse effect on the Company’s accounts receivable collections, cash flows and results of operations.

During the years ended December 31, 2007 and 2006, the Company changed its allowance for doubtful accounts estimates as set forth below.

Year Ended December 31, 2006. As a result of: (i) detailed cash collection analyses; (ii) deterioration in the Company’s self-pay accounts receivable; and (iii) self-pay growth trends that were being experienced by both the Company and the hospital industry as a whole, management concluded that is was necessary to, among other things, reserve a greater portion of self-pay accounts at the date of service (prior thereto such accounts were reserved at 100% when they aged 120 days from the date of discharge). Accordingly, the Company modified its reserve policy for self-pay patients during the year ended December 31, 2006 to reserve those accounts at 75% when the services were rendered and, consistent with the Company’s other commercial and governmental payors, 100% when an account aged 300 days from the date of discharge. As a result of this policy modification, the Company increased its provisions for doubtful accounts from continuing operations and discontinued operations by approximately $189.1 million and $16.3 million, respectively, during the year ended December 31, 2006. This change in accounting estimate reduced net income and diluted earnings per share by approximately $125.9 million and $0.52, respectively, during such year.

Year Ended December 31, 2007. Concurrent with the uninsured patient revenue discounting policy change described in Note 1(f), the Company’s allowance for doubtful accounts reserve policy for self-pay patients was modified in February 2007 to initially reserve discounted self-pay accounts receivable at 60%. However, as a result of (i) a subsequent cash collection analysis that evaluated the adequacy of such self-pay reserve policy modification and (ii) continued deterioration in the Company’s self-pay accounts receivable, management concluded that it was necessary to reserve a greater portion of self-pay accounts receivable. Accordingly, effective June 30, 2007, the Company revised its policy for self-pay patients to increase its reserves for those accounts that are aged less than 300 days from the date that the services were rendered. As a result of this change in estimate, the Company increased its provisions for doubtful accounts from continuing operations and discontinued operations by approximately $37.4 million and $2.6 million, respectively, during the year ended December 31, 2007, thereby reducing net income and diluted earnings per share by approximately $24.5 million and $0.10, respectively, during such year. Management believes that this policy change regarding the allowance for doubtful accounts for self-pay accounts receivable appropriately addresses the risk of collection pertaining to the related accounts receivable. Over the past several years, the Company has not experienced similar adverse trends with respect to its other payors such as Medicare, Medicaid and managed care health plans.

During the year ended December 31, 2007, the Company sold a portfolio of outstanding accounts receivable to an unrelated third party on a non-recourse basis. This recovery of accounts receivable that were previously written off reduced the Company’s provision for doubtful accounts during such year by approximately $16.0 million. The Company collected $6.3 million of the sales proceeds in 2007 and the remaining balance was collected in 2008.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

h.	Professional liability claims

Reserves for self-insured professional liability claims and related expenses are determined using actuarially-based techniques and methodologies. The data used to develop such reserves is based on asserted and unasserted claim information that has been accumulated by the Company’s incident reporting system, historical loss payment patterns and industry trends. Such long-term liabilities have been discounted to their estimated present value. Management selects a discount rate that represents the risk-free interest rate correlating to the period when the claims are projected to be paid. The discounted reserves are periodically reviewed and adjustments thereto are recorded as more information about claim trends becomes known to management. Adjustments to the reserves are recognized in the Company’s operating results in the period that the change in estimate is identified. See Note 10 for further discussion of the Company’s professional liability risks and related matters.

i.	Self-insured workers’ compensation and health and welfare programs

The Company provides income continuance to and reimburses certain health care costs of its disabled employees (collectively, “workers’ compensation”) and provides health and welfare benefits to its employees, their spouses and certain beneficiaries. While such employee benefit programs are primarily self-insured, stop-loss insurance policies are maintained in amounts deemed appropriate by management. Nevertheless, there can be no assurances that the amount of stop-loss insurance coverage will be adequate for the Company’s workers’ compensation and health and welfare programs. The Company records estimated liabilities for both reported and incurred but not reported workers’ compensation and health and welfare claims based on historical loss experience and other information provided by the Company’s third party administrators. The long-term liabilities for workers’ compensation are determined using actuarially-based techniques and methodologies and are discounted to their estimated present values. Management selects a discount rate that represents the risk-free interest rate correlating to the period when such benefits are projected to be paid. Although there can be no assurances, management believes that the liabilities included in the Company’s consolidated financial statements for these self-insured programs are adequate and reasonable. If the actual costs of these programs exceed management’s estimates, the liabilities could be materially adversely affected.

j.	Restricted funds

Restricted funds are primarily interest-bearing cash deposits and mutual fund investments held by the Company’s wholly owned captive insurance subsidiary, which is domiciled in the Cayman Islands. These funds are used to buy reinsurance policies and pay losses and loss expenses of such subsidiary. Mutual fund investments have been designated by management as available-for-sale securities, as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The estimated fair values of such securities are based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income, net of income taxes. Periodically, management performs an evaluative assessment of individual securities to determine whether declines in fair value are other than temporary. Management considers various quantitative, qualitative and judgmental factors when performing its evaluation, including, but not limited to, the nature of the security being analyzed and the length of time and extent to which a security’s fair value is below its historical cost. The weighted average cost method is used to calculate the historical cost basis of securities that are sold. The current and long-term classification of restricted funds is based on the projected timing of professional liability claim payments by the Company’s captive insurance subsidiary. Also, see Notes 9 and 10.

k.	Fair value of financial instruments

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires certain disclosures regarding the estimated fair values of financial instruments. Cash and cash equivalents, net accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at their estimated fair values due to their short-term nature. The estimated fair values of long-term debt and available-for-sale securities, which are disclosed at Note 2 and Note 9, respectively, were determined by reference to quoted market prices. Additionally, see Note 1(s) regarding the estimated fair values of the Company’s interest rate swap contract.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

l.	Minority interests in consolidated entities

The consolidated financial statements include all assets, liabilities, revenue and expenses of certain entities that are controlled by the Company but not wholly owned. Accordingly, the Company records minority interests in the earnings/losses and equity of such entities to reflect the ownership interests of the minority shareholders. Upon the sale of a minority interest in one of the Company’s consolidated entities, a gain or loss is recognized if the earning process has been completed. When calculating such gains or losses, the Company uses the historical cost basis of the consolidated entity, including allocated goodwill, if any.

See Note 1(s) for information regarding new authoritative guidance that will significantly impact the Company’s accounting for minority interests in 2009.

m.	Income taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to apply to taxable income in the periods in which the underlying deferred tax asset or liability is expected to be realized or settled. Management must make estimates when recording the Company’s provision for income taxes, including conclusions regarding deferred tax assets and deferred tax liabilities, as well as valuation allowances that might be required to offset deferred tax assets. Management estimates valuation allowances to reduce deferred tax assets to the amount it believes is more likely than not to be realized in future periods. When establishing valuation allowances, management considers all relevant information, including ongoing tax planning strategies. Management adjusts valuation allowance estimates and records the impact of such changes in the Company’s income tax provision in the period that management determines that the probability of deferred tax asset realization has changed.

The Company operates in multiple states with varying tax laws and is subject to both federal and state audits of its tax filings. Management estimates tax reserves in order to adequately cover audit adjustments, if any. Actual audit results could vary from the estimates recorded by the Company. Recorded tax reserves and the changes therein were not material to the Company’s consolidated financial position or its results of operations during the years presented herein.

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

See Note 5 for further information regarding income taxes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

n.	Segment reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires that a company with publicly traded debt or equity securities report annual and interim financial and other information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and such information is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and assess performance. SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses have comparable economic characteristics and are otherwise considered alike. The Company’s operating segments, which provide health care services to patients in owned and leased facilities, have comparable services and types of patients, operate in a consistent manner and have similar economic and regulatory characteristics. Accordingly, during the years presented herein such operating segments have been aggregated into a single reportable segment.

o.	Discontinued operations

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that a component of an entity be reported as discontinued operations if, among other things, such component: (i) has been disposed of or is classified as held for sale; (ii) has operations and cash flows that can be clearly distinguished from the rest of the reporting entity; and (iii) will be eliminated from the ongoing operations of the reporting entity. In the period that a component of the Company meets the SFAS No. 144 criteria, the results of operations and cash flows for current and prior periods are reclassified to discrete captions entitled discontinued operations and the assets and liabilities of the related disposal group are segregated on the balance sheet. See Note 12 for information regarding the Company’s discontinued operations.

p.	Physician and physician group guarantees

The Company is committed to providing financial assistance pursuant to certain recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that its hospitals serve. At December 31, 2008, the Company was committed to non-cancelable guarantees of approximately $32.2 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the contractual measurement periods, which generally approximate one year. Amounts advanced under these agreements are considered to be loans. Provided that the physician or physician group continues to practice in the community served by the Company’s hospital, the loan is generally forgiven on a pro rata basis over a period of 12 to 24 months. Management believes that the recorded liability for physician and physician group guarantees of approximately $12.3 million at December 31, 2008 is adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed management’s estimate. Estimated guarantee liabilities and the related intangible assets are predicated on historical payment patterns and an evaluation of the facts and circumstances germane to the specific contract under review. If the costs of these arrangements exceed management’s estimate, the liabilities could materially increase.

Deferred charges and other assets include estimated physician and physician group guarantee costs, which aggregated approximately $56.0 million and $38.0 million at December 31, 2008 and 2007, respectively. Such amounts are being amortized over the required service period of the underlying contractual arrangements. The corresponding accumulated amortization was $23.9 million and $12.7 million at December 31, 2008 and 2007, respectively. Amortization expense related to estimated physician and physician group guarantee costs was $15.7 million, $10.5 million and $1.7 million during the years ended December 31, 2008, 2007 and 2006, respectively. Based on the December 31, 2008 balances, future amortization expense is expected to be $16.8 million, $11.8 million and $3.5 million during the years ending December 31, 2009, 2010 and 2011, respectively.

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

	Unrealized Gains (Losses) on Available-for-Sale Securities	Interest Rate Swap Contract	Totals
Balances at January 1, 2006, net of income taxes of $47	$(88)	$—	$(88)
Unrealized gains on available-for-sale securities, net of income taxes of $456	846	—	846
Gains reclassified into earnings from other comprehensive income, net of income taxes of $56	(104)	—	(104)

Balances at December 31, 2006, net of income taxes of $353	654	—	654
Unrealized gains on available-for-sale securities, net of income taxes of $128	237	—	237
Change in fair value of interest rate swap contract, net of income taxes of $39,586	—	(59,116)	(59,116)
Losses reclassified into earnings from other comprehensive income, net of income taxes of $197	365	—	365

Balances at December 31, 2007, net of income taxes of $38,908	1,256	(59,116)	(57,860)
Unrealized losses on available-for-sale securities, net of income taxes of $2,836	(5,263)	—	(5,263)
Change in fair value of interest rate swap contract, net of income taxes of $74,250	—	(110,798)	(110,798)
Losses reclassified into earnings from other comprehensive income, net of income taxes of $2,158	4,007	—	4,007

Balances at December 31, 2008, net of income taxes of $113,836	$—	$(169,914)	$(169,914)

Management concluded that the Company’s interest rate swap contract has been a perfectly effective hedge instrument since its inception. Therefore, changes in its estimated fair value during the years ended December 31, 2008 and 2007 of approximately $185.0 million and $98.7 million, respectively, were recognized as a component of other comprehensive income (loss) in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. See Notes 1(s) and 2(a) for further discussion of the interest rate swap contract.

r.	Legal and other loss contingencies

Management regularly reviews the status of the Company’s legal matters and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company records a reserve. Significant judgment is required when determining probability and whether an exposure is reasonably estimable. Predicting the final outcome of claims and lawsuits and estimating financial exposure involves substantial uncertainties and, therefore, actual costs may vary materially from management’s estimates. Changes in estimates of the financial exposure for legal matters and other loss contingencies could have a material impact on the Company’s consolidated financial position, results of operations and liquidity. See Note 13 for information regarding the Company’s material legal matters and loss contingencies.

s.	Recent accounting pronouncements

Fair Value Measurements. During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which, among other things, established a framework for measuring fair value and required supplemental disclosures about fair value measurements. The changes resulting from the application of this new accounting pronouncement primarily relate to the definition of fair value and the methods used to measure fair value. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within the year of adoption. However, the FASB subsequently deferred SFAS No. 157 for one year insofar as it relates to certain non-financial assets and liabilities.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

The Company adopted SFAS No. 157 on January 1, 2008, except for the provisions relating to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 for financial assets and liabilities that are carried at fair value on a recurring basis did not have a material impact on the Company’s financial position or results of operations. Non-financial assets and liabilities for which the Company has not applied the provisions of SFAS No. 157 include: (i) those items measured at fair value in goodwill impairment testing; (ii) tangible and intangible long-lived assets measured at fair value for impairment testing; and (iii) those items initially measured at fair value in a business combination. Management is currently evaluating the impact of adopting the provisions of SFAS No. 157 on January 1, 2009 as it relates to the Company’s non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the estimated fair values of the Company’s financial assets (liabilities) as of December 31, 2008 (in thousands).

	Level 1	Level 2	Level 3
Available-for-sale securities	$9,663	$—	$—
Interest rate swap contract	—	(283,750)	—

Totals	$9,663	$(283,750)	$—

The estimated fair value of the Company’s interest rate swap contract is determined using a model that considers various assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the SFAS No. 157 hierarchy. The model also incorporates valuation adjustments for credit risk.

Business Combinations and Noncontrolling Interests. During December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. These accounting pronouncements are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, as well as interim periods within the year of adoption. Early adoption of these new accounting pronouncements was prohibited.

Among other things, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize: (i) all (and only) assets acquired, liabilities assumed and noncontrolling interests of acquired businesses; (ii) contingent consideration arrangements at their acquisition date fair values (subsequent changes in fair value are generally reflected in earnings); and (iii) acquisition-related transaction costs as expense when incurred. Additionally, SFAS No. 141(R) establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed. Disclosure of the information necessary to evaluate and understand the nature and financial effects of a business combination must also be provided.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

Among other things, SFAS No. 160 requires entities to report: (i) noncontrolling (minority) interests as equity in their consolidated financial statements; (ii) earnings attributable to noncontrolling interests as part of consolidated earnings and not as a separate component of income or expense; and (iii) attribution of losses to noncontrolling interests, even if those losses exceed the noncontrolling interest in the equity of a subsidiary. SFAS No. 160 also provides guidance for deconsolidation and noncontrolling interest acquisition/disposition transactions that differs significantly from past accounting practice.

The Company adopted SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. The adoption of these accounting standards did not have a material impact on the Company’s financial position or results of operations; however, the interim condensed consolidated financial statements included with the Company’s Quarterly Report on Form 10-Q for the three months ending March 31, 2009 will be modified to conform to the requirements set forth in SFAS No. 160.

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

APB 14-1’s effective date is the first reporting period beginning after December 15, 2008, including interim periods within the year of adoption. Early adoption of APB 14-1 was prohibited. The Company adopted this new accounting standard on January 1, 2009; however, management continues to evaluate the Company’s transition date election for the earliest periods presented. For the year ending December 31, 2009, management estimates that increased interest expense related to APB 14-1 will adversely impact diluted earnings per share by approximately $0.01. Additionally, the Company’s gains on the early extinguishment of debt will be significantly reduced during 2009 as a result of the provisions of APB 14-1 (see Note 2(b) for information regarding repurchases of certain of the Company’s convertible debt securities subsequent to December 31, 2008). The interim condensed consolidated financial statements included with the Company’s Quarterly Report on Form 10-Q for the three months ending March 31, 2009 will restate prior periods for the effects of APB 14-1.

International Financial Reporting Standards (“IFRS”). IFRS is a set of standards and related interpretations that have been adopted by the International Accounting Standards Board to provide a comprehensive framework for accounting and financial reporting. The Securities and Exchange Commission (the “SEC”) recently proposed a long-term transition plan that would ultimately require domestic registrants to convert from U.S. generally accepted accounting principles (“GAAP”) to IFRS. The SEC’s primary objective is for domestic registrants to provide financial statements using a single set of high-quality, globally accepted accounting and financial reporting standards, which would align the financial statements of domestic registrants with those already provided by public companies in many other countries. Enhanced financial statement comparability could: (i) facilitate access by domestic registrants to overseas capital markets, investments, acquisitions, joint ventures and other strategic transactions; (ii) reduce a registrant’s cost of capital; and (iii) reduce systems integration costs.

Based on the SEC’s proposed transition plan, the Company will not be required to adopt IFRS earlier than the filing of its Annual Report on Form 10-K for the year ending December 31, 2014; however, the Company will be required to retrospectively restate all periods presented in the consolidated financial statements of that Form 10-K with the cumulative effect of the change in accounting principle recognized as of January 1, 2012. Due to the complex analyses necessary to compare GAAP to IFRS, management has not yet determined the impact of the SEC’s recently proposed IFRS transition plan on the Company’s consolidated financial statements if such plan is adopted in its current form.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt

The Company’s long-term debt, consisted of the following (in thousands):

	December 31,
	2008	2007
Revolving credit facilities (a)	$—	$—
Term Loan (a)	2,579,875	2,729,375
Senior Notes, net of discounts of approximately $2,691 and $3,060 at December 31, 2008 and 2007, respectively (c)	397,309	396,940
2028 Notes (b)	200,000	—
2023 Notes, net of a discount of approximately $9,644 at December 31, 2007 (b)	222	565,089
Installment notes and other unsecured long-term debt at interest rates ranging from 4.2% to 8.0%, payable through 2025	7,969	11,628
Capital lease obligations (see Note 3)	64,652	61,335

	3,250,027	3,764,367
Less current maturities	(63,134)	(197,798)

Long-term debt and capital lease obligations, less current maturities	$3,186,893	$3,566,569

a.	Revolving Credit Facilities and Related Activities

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

(iii)	an indefinite suspension of future dividends and the cessation of common stock repurchases under the Company’s $250 million common stock repurchase program (unless management determines that the Company’s common stock is significantly undervalued in the marketplace and the Company is otherwise enabled to make treasury stock purchases).

The Credit Facilities consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Credit Facilities are (i) secured by a significant portion of the Company’s real property, as well as certain other assets, including the Company’s common stock and ownership interests in substantially all of its subsidiaries, and (ii) guaranteed as to payment by the Company’s subsidiaries (other than certain exempted subsidiaries). In effect, almost all of the Company’s assets directly or indirectly collateralize the Credit Facilities and the 6.125% Senior Notes due 2016, which rank on a pari passu basis with the Credit Facilities.

The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. The Company is also required to repay principal under the Term Loan in an amount that can be as much as 50% of its annual Excess Cash Flow, as such term is defined in the loan agreement. The annual Excess Cash Flow generated during the year ended December 31, 2007 that was repaid by the Company in 2008 was approximately $47.7 million (the corresponding amount to be repaid in 2009 is $18.4 million). The Company also prepaid $75.3 million of principal under the Term Loan during the year ended December 31, 2008. During the Revolving Credit Agreement’s six-year term, the Company is obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the Credit Facilities may be repaid at the Company’s option at any time, in whole or in part, without penalty.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

The Company can elect whether interest on the Credit Facilities, which is generally payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above the Company’s selected base rate and is subject to modification in certain circumstances. Additionally, the Company may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the agreements underlying the Credit Facilities, the Company entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the Term Loan. Notwithstanding this contractual arrangement, the Company remains ultimately responsible for all amounts due and payable under the Term Loan. Therefore, the Company is exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract. The interest rate swap contract provides for the Company to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At December 31, 2008, $50.0 million of the Term Loan was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 3.2% on both December 31, 2008 and February 20, 2009).

Although there were no amounts outstanding under the Revolving Credit Agreement on February 20, 2009, standby letters of credit in favor of third parties of approximately $40.0 million reduced the amount available for borrowing thereunder to $460.0 million on such date. The effective interest rates on the variable rate Revolving Credit Agreement, were approximately 3.2% and 3.0% on December 31, 2008 and February 20, 2009, respectively.

The agreements underlying the Credit Facilities contain covenants that, without prior consent of the lenders, limit certain of the Company’s activities, including those relating to mergers; consolidations; the ability to secure additional indebtedness; sales, transfers and other dispositions of property and assets; capital expenditures; providing new guarantees; investing in joint ventures; and granting additional security interests. The Credit Facilities also contain customary events of default and related cure provisions. Additionally, the Company is required to comply with certain financial covenants on a quarterly basis and its ability to pay cash dividends is subject to certain restrictions.

In connection with the closing of the Credit Facilities, the Company incurred approximately $47.7 million of financing costs that were capitalized. Such costs are being amortized to interest expense using the effective interest method. In connection with its 2008 annual Excess Cash Flow payment and Term Loan prepayments, $1.5 million of deferred financing costs were written off during the year ended December 31, 2008.

Predecessor Revolving Credit Agreement. On May 14, 2004, the Company entered into a revolving credit agreement with a syndicate of banks (the “Predecessor Credit Agreement”). As part of the Recapitalization, the Predecessor Credit Agreement was terminated and the then outstanding balance was satisfied with proceeds from the Term Loan. Under the Predecessor Credit Agreement, the Company could elect whether interest was based on the prime rate or the LIBOR rate. The effective interest rate on borrowings under the Predecessor Credit Agreement included a spread above the Company’s selected base rate. The Predecessor Credit Agreement also required the Company to pay certain commitment fees based on the amounts available for borrowing. During the year ended December 31, 2007, the Company wrote off approximately $0.7 million of deferred financing costs in connection with the termination of the Predecessor Credit Agreement.

Demand Promissory Note Revolving Credit Facility. On August 26, 2005, the Company executed a $20.0 million unsecured Demand Promissory Note in favor of a bank. Pursuant to the terms and conditions of the Demand Promissory Note, the Company may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. Although there were no amounts outstanding under the Demand Promissory Note on December 31, 2008 and February 20, 2009, the effective interest rates under such credit facility were approximately 2.2% and 2.0%, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

b.	Subordinated Convertible Notes

2028 Notes. On May 21, 2008, the Company completed a private placement of $250.0 million of its 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933. After transaction-related costs, the sale of the 2028 Notes resulted in the Company’s receipt of net proceeds of approximately $244.0 million, which it used to repurchase certain of its 1.50% Convertible Senior Subordinated Notes due 2023 in the open market (see further discussion below under “2023 Notes”).

The 2028 Notes are general unsecured obligations that are subordinated in right of payment to all of the Company’s existing and future senior indebtedness. The 2028 Notes mature on May 1, 2028 and bear interest at a fixed rate of 3.75% per annum, payable semi-annually in arrears on May 1 and November 1. The Company can redeem the 2028 Notes for cash at any time on or after May 1, 2014, in whole or in part, at a “Redemption Price” equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Holders of the 2028 Notes have the right to require the Company to repurchase some or all of their notes for cash at the Redemption Price on May 1, 2014, May 1, 2018 and May 1, 2023. If the Company were to undergo a Fundamental Change (as such term is defined in the indenture governing the 2028 Notes) at any time prior to May 1, 2014, holders of the 2028 Notes will have the right to require the Company to repurchase some or all of their notes for cash at the Redemption Price.

Upon the occurrence of certain events, which are described below, the 2028 Notes become convertible into cash and, in select situations, shares of the Company’s common stock at a predetermined conversion rate that is subject to mandatory adjustment in some circumstances. The 2028 Notes are convertible at the option of the holders at the applicable “Conversion Rate” on any day prior to the scheduled trading day immediately preceding November 1, 2027 under the following circumstances: (i) if during any fiscal quarter after the quarter ended September 30, 2008 (and only during such fiscal quarter) the last reported sales price of the Company’s common stock for at least twenty trading days during the period of thirty consecutive trading days ending on the last trading day of the previous fiscal quarter is greater than or equal to 130% of the “Conversion Price” per share of the Company’s common stock on each such trading day; (ii) if the Company calls the 2028 Notes for redemption; (iii) if during the five business-day period after any five consecutive trading day period (i.e., the measurement period) in which the trading price per note for each day of the measurement period is less than 98% of the product of the last reported sales price of the Company’s common stock and the applicable Conversion Rate on each such day; or (iv) upon the occurrence of specified corporate transactions, including, among other things, certain distributions to the Company’s stockholders. The 2028 Notes are also convertible at the option of the noteholders at any time from November 1, 2027 through the third scheduled trading day immediately preceding their maturity date.

Upon the issuance of the 2028 Notes on May 21, 2008, the Conversion Rate was initially set at 85.034 shares of the Company’s common stock per $1,000 principal amount of such notes. The corresponding Conversion Price was initially set at $11.76 per share of the Company’s common stock. Both the Conversion Rate and the Conversion Price are subject to mandatory adjustment upon the occurrence of certain events that are identified in the indenture governing the 2028 Notes. Noteholders are entitled to receive additional shares or cash upon the conversion of their notes if (i) the volume-weighted average price of the Company’s common stock during an Observation Period, as such term is defined in the indenture, is greater than the Conversion Price or (ii) certain Fundamental Changes occur prior to May 1, 2014.

The 2028 Notes are subject to various covenants that are described in an indenture that the Company entered into on May 21, 2008. The indenture also contains customary events of default and related cure provisions.

During December 2008, the Company used cash on hand to repurchase $50.0 million of principal face amount 2028 Notes. Such notes were repurchased in the open market at approximately 44.7% of their principal face amount, plus accrued and unpaid interest. In connection with the 2028 Note repurchases, the Company recorded gains on the early extinguishment of debt of approximately $26.4 million. Subsequent to December 31, 2008, the Company repurchased an additional $50.5 million of principal face amount 2028 Notes in the open market for approximately $27.0 million, plus accrued and unpaid interest.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

2023 Notes. On July 29, 2003 and August 8, 2003, the Company sold an aggregate of $575.0 million of principal face amount 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”) that mature on August 1, 2023. The 2023 Notes were sold at their principal face amount, plus accrued interest, which resulted in net proceeds to the Company of approximately $563.5 million. As discussed below, substantially all of the 2023 Notes were repurchased by the Company during the year ended December 31, 2008.

The 2023 Notes are general unsecured obligations and are subordinated in right of payment to the Company’s existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2023 Notes. Upon the occurrence of certain events, the 2023 Notes become convertible into cash and, in limited situations, shares of the Company’s common stock. Following the announcement of the Recapitalization, the Company’s credit ratings were downgraded, which constituted a triggering event under the 2023 Notes and caused such notes to become immediately convertible at the discretion of the noteholders. Based on the 2023 Notes that remain outstanding, the Company would never be required to issue more than a nominal number of shares of its common stock. No holders of the 2023 Notes have indicated to the Company an intent to convert their notes into the Company’s common shares.

Pursuant to the original indenture governing the 2023 Notes, the Company paid interest at 1.50% per annum of the principal face amount of the 2023 Notes. Effective June 30, 2006, the Company entered into the Third Supplemental Indenture with respect to the 2023 Notes, which requires the Company to make additional cash payments (“Non-Put Payments”) to the noteholders equal to 2.875% per annum of the principal face amount of the outstanding 2023 Notes. Accordingly, the noteholders now receive total annual payments of 4.375% of the principal face amount of their outstanding 2023 Notes.

During the year ended December 31, 2008, the Company used the net proceeds from the sale of the 2028 Notes and cash on hand to repurchase $292.0 million of principal face amount 2023 Notes. Such notes were repurchased in the open market at 100% of their principal face amount, plus accrued and unpaid interest. In connection with the 2023 Note repurchases, the Company recorded losses on the early extinguishment of debt of approximately $10.0 million.

Holders of the 2023 Notes had the right to require the Company to repurchase all or a portion of their notes on August 1, 2008 for a cash purchase price equal to 100% of the principal face amount of such notes, plus accrued and unpaid interest. As a result, the Company was required to repurchase substantially all of the then outstanding 2023 Notes on such date for approximately $288.7 million. The holders of 2023 Notes with a principal face value of $0.2 million did not require the Company to repurchase their notes and, accordingly, those notes remain outstanding. In connection with the repurchase of the 2023 Notes on August 1, 2008, the Company recorded a loss on the early extinguishment of debt of $9.5 million.

2022 Notes and New 2022 Notes. On January 28, 2002, the Company sold $330.0 million of principal face amount Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “2022 Notes”) for gross proceeds of approximately $277.0 million. On December 29, 2004, the Company completed an exchange offer with respect to the 2022 Notes whereby holders of approximately 99.95% of the aggregate outstanding principal amount exchanged their 2022 Notes for Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022 (the “New 2022 Notes”). As discussed below, all of the 2022 Notes and the New 2022 Notes were redeemed prior to December 31, 2007. Amortization of the original issue discount on such notes prior to their redemption represented a yield to maturity of 0.875% per annum.

On January 26, 2007 and January 30, 2006, the holders of approximately $12.5 million and $317.3 million, respectively, of principal face amount New 2022 Notes exercised their contractual right to require the Company to repurchase their notes. As a result, the Company was required to repurchase such New 2022 Notes at their accreted values of $11.0 million and $275.9 million, respectively. In June 2007, the Company exercised its contractual right to repurchase all of the then outstanding 2022 Notes and New 2022 Notes at their accreted value of approximately $26,400. As a result of the repurchases of the 2022 Notes and the New 2022 Notes, the Company wrote off approximately $0.1 million and $4.6 million of deferred financing costs during the years ended December 31, 2007 and 2006, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

c.	Senior Debt Securities

On April 21, 2006, the Company completed the sale of $400.0 million of 6.125% Senior Notes due 2016 (the “Senior Notes”), resulting in net proceeds of approximately $396.3 million that the Company used to repay a portion of the then outstanding balance under the Predecessor Credit Agreement. The Senior Notes mature on April 15, 2016 and bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on April 15 and October 15. The Senior Notes were initially unsecured obligations; however, as a result of the Recapitalization, they were secured on a pari passu basis with the Credit Facilities.

If any of the Company’s subsidiaries are required to issue a guaranty in favor of the lenders under any credit facility ranking equal with the Senior Notes, such subsidiaries are also required, under the terms of the Senior Notes, to issue a guaranty for the benefit of the holders of the Senior Notes on substantially the same terms and conditions. As a result of the Recapitalization and the guarantees provided to the lenders under the Credit Facilities, the Company’s subsidiaries (other than certain exempted subsidiaries) provided guarantees of payment to the holders of the Senior Notes.

In connection with the sale of the Senior Notes, the Company entered into an indenture that governs such notes. The Senior Notes (and such other debt securities that may be issued from time to time under the indenture) are subject to certain covenants, which include, among other things, limitations and restrictions on: (i) the incurrence by the Company and its subsidiaries of debt secured by liens; (ii) the incurrence of subsidiary debt; (iii) sale and lease-back transactions; and (iv) certain consolidations, mergers and transfers of assets. Each of the aforementioned limitations and restrictions are subject to certain contractual exceptions. The Senior Note indenture also contains customary events of default and related cure provisions.

General. The estimated fair values of the Company’s long-term debt instruments were as follows (in thousands):

	December 31,
	2008	2007
2028 Notes	$86,956	$—
2023 Notes	97	567,190
Senior Notes	256,000	349,500
Term Loan	1,694,419	2,553,324

The estimated fair values of the Company’s other long-term debt instruments reasonably approximate their carrying amounts in the consolidated balance sheets. See Note 1(k) for a discussion of the fair values of the Company’s other financial instruments.

Based on the Company’s borrowing availability under the Revolving Credit Agreement and the provisions of SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, approximately $106.6 million of the 2023 Notes was classified as a current liability at December 31, 2007.

At December 31, 2008, the Company was in compliance with the financial and other covenants contained in its debt agreements. Moreover, at such date, the Company had reserved a sufficient number of shares of its common stock to satisfy a potential conversion of some or all of the 2028 Notes and the 2023 Notes.

Capitalized interest was approximately $4.3 million, $3.8 million and $4.6 million during the years ended December 31, 2008, 2007 and 2006, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

Scheduled maturities of long-term debt, exclusive of capital lease obligations, for the next five years ending December 31 and thereafter are as follows (in thousands):

2009	$49,487
2010	28,723
2011	28,557
2012	28,594
2013	28,854
Thereafter	3,023,851

$3,188,066

3.	Leases

The Company leases real property, equipment and vehicles under cancelable and non-cancelable leases. Certain of the Company’s lease agreements provide standard renewal options and recurring escalations of lease payments for, among other things, increases in the lessors’ maintenance costs and taxes. Future minimum operating and capital lease payments for the next five years ending December 31 and thereafter, including amounts relating to leased hospitals, are summarized in the table below (in thousands).

	Operating			Capital
	Real Property	Real Property Master Leases	Equipment	Real Property and Equipment	Totals
2009	$20,723	$9,228	$25,991	$17,766	$73,708
2010	16,688	9,132	19,569	12,244	57,633
2011	13,616	8,860	14,048	9,617	46,141
2012	10,543	8,912	10,520	5,170	35,145
2013	8,288	7,934	4,815	4,068	25,105
Thereafter	40,907	28,151	7,050	71,076	147,184

Total minimum payments	$110,765	$72,217	$81,993	119,941	$384,916

Less amounts representing interest				(55,289)

Present value of minimum lease payments				$64,652

The Company has entered into several real property master leases with unrelated entities in the ordinary course of business. These leases are for buildings on or near hospital properties that are either subleased to unrelated third parties or used by the local hospital in its daily operations. The Company also owns medical office buildings that are leased to unrelated third parties or used for internal purposes.

The Company entered into capital leases for real property and equipment of approximately $17.3 million, $12.7 million and $21.0 million during the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense pertaining to property, plant and equipment under capital lease arrangements is included with depreciation and amortization expense in the consolidated statements of income.

The table below summarizes the Company’s assets under capital lease arrangements and other assets that are directly related to the Company’s leasing activities (e.g., leasehold improvements, etc.).

	December 31,
	2008	2007
	(in thousands)
Property, plant and equipment under capital lease arrangements and other capitalized assets relating to leasing activities	$1,031,469	$1,020,751
Accumulated depreciation and amortization	(438,866)	(407,697)

Net book value	$592,603	613,054

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Joint Ventures, Acquisitions, Divestitures and Other Activity

Joint Venture Activity. The Company has established joint ventures to own/lease and operate the general acute care hospitals identified in the table below. Local physicians and/or other health care organizations own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. The Company owns a majority of the equity interests in each joint venture and manages each hospital’s day-to-day operations. The Company continues to evaluate new joint venture opportunities and has several such transactions currently pending.

Hospital	Location of Hospital	Inception Date of Joint Venture
Riverview Regional Medical Center	Gadsden, Alabama	January 23, 2007

Williamson Memorial Hospital	Williamson, West Virginia	December 1, 2007

Midwest Regional Medical Center	Midwest City, Oklahoma	February 1, 2008

Multiple hospitals (1)	North Carolina and South Carolina	March 31, 2008

East Georgia Regional Medical Center	Statesboro, Georgia	July 1, 2008

Natchez Community Hospital	Natchez, Mississippi	November 1, 2008

Pasco Regional Medical Center	Dade City, Florida	December 1, 2008

Stringfellow Memorial Hospital	Anniston, Alabama	February 1, 2009

(1)

On March 31, 2008, an affiliate of Novant Health, Inc. paid the Company $300.0 million for (i) a 27% equity interest in a limited liability company that owns/leases and operates the Company’s seven general acute care hospitals in North Carolina and South Carolina and (ii) certain property, plant and equipment of the physician practices that are affiliated with those hospitals. After considering approximately $84.1 million of goodwill allocated to the North Carolina and South Carolina hospitals, this transaction yielded a gain from continuing operations of $203.4 million and had a nominal impact on discontinued operations. During 2008, affiliates of Novant Health, Inc. assumed full operational and fiscal responsibility for the aforementioned physician practices; however, the Company will partially subsidize the losses, if any, of such physician practices for a period of up to three years in an amount not to exceed $4.0 million per annum, subject to offset in certain circumstances. Accordingly, discontinued operations for the year ended December 31, 2008 included a charge of approximately $7.9 million for the present value of the Company’s estimated physician practice subsidy payments.

2007 Acquisition and Other Activity. On February 5, 2007, the Company opened its de novo 100-bed general acute care hospital, Physicians Regional Medical Center—Collier Boulevard in Naples, Florida.

On April 16, 2007, the Company paid $32.0 million to a minority shareholder to acquire the 20% equity interests that it did not previously own in each of the 176-bed Dallas Regional Medical Center at Galloway and the 172-bed Woman’s Center at Dallas Regional Medical Center. Both such hospitals are located in Mesquite, Texas and are now wholly owned by the Company. In connection with these two acquisitions, the carrying value of the Company’s property, plant and equipment was reduced by approximately $10.7 million. See Note 12 for information regarding the closure of the Woman’s Center at Dallas Regional Medical Center on June 1, 2008.

2006 Acquisition Activity. Effective January 1, 2006, the Company acquired Barrow Community Hospital, a 56-bed general acute care hospital in Winder, Georgia. The cash paid for this acquisition during December 2005 was approximately $35.6 million for property, plant and equipment, other non-current assets and working capital. Effective February 1, 2006, the Company acquired an 80% ownership interest in Orlando Regional St. Cloud Hospital, an 84-bed general acute care hospital in St. Cloud, Florida. Orlando Regional Healthcare System, Inc., a not-for-profit organization, retained a 20% ownership interest in the hospital. The purchase price for the 80% controlling interest in Orlando Regional St. Cloud Hospital was approximately $38.3 million. Additionally, effective May 1, 2006, the Company acquired Cleveland Clinic-Naples Hospital, an 83-bed general acute care hospital in Naples, Florida, and a vacant land parcel near such hospital. The cash paid for this acquisition was approximately $128.6 million for property, plant and equipment, other non-current assets and supply inventories. Effective June 1, 2006, the Company acquired Gulf Coast Medical Center, a 189-bed general acute care hospital in Biloxi, Mississippi. The cash paid for this acquisition was approximately $14.4 million for property, plant and equipment, other non-current assets and working capital. See Note 12 for information regarding the closure of Gulf Coast Medical Center on January 1, 2008.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Joint Ventures, Acquisitions, Divestitures and Other Activity (continued)

Divestitures. During the year ended December 31, 2008, the Company sold three home health agencies, two nursing homes and a health care billing operation in separate transactions for a combined cash purchase price of approximately $17.3 million. During such year, the Company also sold or disposed of sundry assets from its property, plant and equipment. After allocating $1.3 million of goodwill, these business unit and asset sales/dispositions yielded a net gain of $8.1 million, which is included in gains on sales of assets (continuing operations) in the consolidated statements of income. Historically, the disposed business units contributed nominally to the Company’s consolidated operating results.

See Note 12 for discussion of certain completed and pending divestitures that were treated as discontinued operations in the Company’s consolidated financial statements.

General. The acquisitions described above were in furtherance of that portion of the Company’s business strategy that calls for the acquisition of hospitals in rural and non-urban areas. Such transactions were accounted for using the purchase method of accounting. The purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. As a result of the acquisitions described above, the Company recorded goodwill (most of which is expected to be tax deductible) because the final negotiated purchase prices exceeded the fair value of the net tangible and intangible assets acquired. Acquisitions were generally financed using a combination of cash on hand and borrowings under the Company’s revolving credit agreement.

The table below summarizes the allocations of acquisition purchase prices for the abovementioned acquisitions (in thousands).

	Years Ended December 31,
	2007	2006
Assets acquired, excluding cash:
Current and other assets	$2,216	$5,821
Property, plant and equipment	4,383	181,193
Goodwill	—	52,591
Minority interests in Mesquite, Texas hospitals	32,000	—

Total assets acquired	38,599	239,605
Liabilities assumed	—	(10,443)
Minority interest in acquired net assets	—	(9,600)

Net assets acquired	$38,599	$219,562

The operating results of acquired entities have been included in the Company’s consolidated financial statements from the date of each respective acquisition. If an acquired entity was subsequently sold or closed, its operations are included in discontinued operations (see Note 12 for information regarding discontinued operations).

The changes in the carrying amount of goodwill are summarized in the table below (in thousands).

	Years Ended December 31,
	2008	2007
Balances at beginning of the year	$897,274	$897,282
Divestitures	(1,251)	—
Adjustments for prior period acquisitions, including income tax matters, net	2,008	(8)

Balances at end of the year	$898,031	$897,274

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Income Taxes

The significant components of income tax expense (benefit) are summarized in the table below (in thousands).

	Years Ended December 31,
	2008	2007	2006
Federal:
Current	$8,124	$1,181	$204,066
Deferred	108,505	68,103	(106,405)

Total federal	116,629	69,284	97,661

State:
Current	16,802	12,013	30,748
Deferred	2,074	(2,170)	(8,212)

Total state	18,876	9,843	22,536

Totals	$135,505	$79,127	$120,197

Reconciliations of the federal statutory rate to the Company’s effective income tax rates were as follows:

	Years Ended December 31,
	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4	3.0	4.7
Other	(0.6)	(0.9)	(1.1)

Totals	37.8%	37.1%	38.6%

Tax-effected temporary differences that give rise to federal and state deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2008	2007
Deferred income tax assets:
Interest rate swap contract	$113,836	$39,586
Accrued liabilities	36,652	35,247
Self-insured liabilities	26,398	25,669
State net operating loss and tax credit carryforwards	23,325	31,229
Allowances for doubtful accounts	2,238	32,540
Other	38,211	23,999

	240,660	188,270
Valuation allowances	(3,936)	(12,326)

Deferred income tax assets, net	236,724	175,944

Deferred income tax liabilities:
Property, plant and equipment	(110,045)	(93,743)
Goodwill	(108,046)	(87,826)
Joint ventures	(72,983)	—
Convertible debentures	—	(15,616)
Prepaid expenses	(13,832)	(12,898)

Deferred income tax liabilities	(304,906)	(210,083)

Net deferred income tax liabilities	$(68,182)	$(34,139)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Income Taxes (continued)

Valuation allowances are the result of state net operating loss carryforwards that management believes may not be fully realized due to uncertainty regarding the Company’s ability to generate sufficient future state taxable income. State net operating loss carryforwards aggregated approximately $564 million at December 31, 2008 and have expiration dates through December 31, 2029.

A rollforward of the Company’s unrecognized income tax benefits is presented below (in thousands).

	Years Ended December 31,
	2008	2007
Balances at January 1	$32,686	$34,889
Additions for tax positions of the current year	3,840	15,089
Additions for tax positions of prior years	1,349	1,583
Reductions for tax positions of prior years	(4,349)	(13,985)
Lapses of statutes of limitations	(1,871)	(4,649)
Settlements	(3,135)	(241)

Balances at December 31	$28,520	$32,686

Included in the Company’s unrecognized income tax benefits at December 31, 2008, December 31, 2007 and January 1, 2007 were approximately $0.4 million, $6.8 million and $7.1 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than interest and penalties, the disallowance of those deductions in the short-term would not affect the Company’s effective income tax rates but would accelerate payments to certain taxing authorities.

The Company files numerous consolidated and separate federal and state income tax returns. With a few exceptions, there are no ongoing federal and state income tax examinations for periods before December 31, 2006. Management does not expect significant changes to the FIN 48 reserve over the next year due to current audits and potential statute extensions.

The Company recognizes interest and penalties related to unrecognized income tax benefits in its provision for income taxes. During the year ended December 31, 2007, the Company recognized approximately $1.4 million of interest and penalties expense. The Company recognized a corresponding net benefit of approximately $2.6 million during the year ended December 31, 2008 due to the reversal of certain previously established accrued expense balances. At December 31, 2008 and 2007, the Company had accrued approximately $4.9 million and $7.5 million, respectively, for interest and penalties.

In the normal course of business, there may be differences between the Company’s income tax provision for financial reporting purposes and final settlements with taxing authorities. These differences, which principally relate to certain state income tax matters, are subject to interpretation pursuant to the applicable regulations. Management does not believe that the resolution of these differences will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Earnings Per Share and Stockholders’ Equity

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

	Years Ended December 31,
	2008	2007	2006
Numerators:
Income from continuing operations	$223,302	$134,153	$191,003
Effect of convertible debt interest expense	—	—	1

Numerator for diluted earnings per share from continuing operations	223,302	134,153	191,004
Loss from discontinued operations	(56,077)	(14,274)	(8,254)

Numerator for diluted earnings per share (net income)	$167,225	$119,879	$182,750

Denominators:
Denominator for basic earnings per share-weighted average number of outstanding common shares	243,307	242,308	240,723
Effect of dilutive securities:
Stock options and other stock-based compensation	1,364	2,811	2,611
Convertible debt securities	—	—	6

Denominator for diluted earnings per share	244,671	245,119	243,340

Earnings (loss) per share:
Basic
Continuing operations	$0.92	$0.56	$0.79
Discontinued operations	(0.23)	(0.06)	(0.03)

Net income	$0.69	$0.50	$0.76

Diluted
Continuing operations	$0.91	$0.55	$0.78
Discontinued operations	(0.23)	(0.06)	(0.03)

Net income	$0.68	$0.49	$0.75

Options to purchase approximately 12.8 million, 7.6 million and 3.0 million shares of the Company’s common stock were not included in the computations of diluted earnings per share during the years ended December 31, 2008, 2007 and 2006, respectively, because such options’ exercise prices were greater than the average market price of the Company’s common stock during the respective measurement periods. During the years ended December 31, 2008 and 2007, approximately 3.3 million and 0.9 million shares, respectively, of deferred stock and restricted stock were not included in the computation of diluted earnings per share because their effect was antidilutive or attainment of required performance conditions for certain stock-based compensation was not deemed probable. During the year ended December 31, 2006, substantially all shares of the Company’s deferred stock and restricted stock were included in the diluted earnings per share computations.

Emerging Issues Task Force Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the convertible debt instrument was met. However, the Company took certain actions during 2004 with respect to the New 2022 Notes and the 2023 Notes to prevent the common stock underlying such securities from being immediately included in diluted earnings per share calculations. Additionally, the 2028 Notes were structured so that the common stock underlying those securities are not immediately included in diluted earnings per share calculations.

On July 21, 2008, the Company retired all of the shares of treasury stock that it held on such date. The Company previously acquired those shares under its common stock repurchase programs.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Retirement Plans

The Company has a defined contribution retirement plan that covers substantially all of its employees. This plan includes a provision whereby the Company can elect to match a portion of employee contributions. Total retirement plan matching contribution expense was approximately $15.5 million, $13.4 million and $11.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Effective January 1, 2009, the Company suspended substantially all matching contributions to its defined contribution retirement plan.

Additionally, the Company maintains a supplemental retirement plan for certain executives that provides for predetermined annual payments after the attainment of normal retirement age (62) or early retirement age (55) in the case of one participant, if the individual is still employed by the Company at those dates. Supplemental retirement plan payments generally continue for the remainder of the executive’s life.

8.	Stock-Based Compensation

Background. At the Company’s annual meeting of stockholders on May 13, 2008, stockholders approved the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan (the “EICP”). The EICP permits the Company to grant stock awards to (i) employees and (ii) non-employed physicians and clinicians who provide the Company with bona fide advisory or consulting services. During the past several years, the Company granted non-qualified stock options and awarded other stock-based compensation to key employees under the EICP or its predecessor plan agreement; however, no stock awards have been granted to non-employed physicians and clinicians. The non-employee independent members of the Company’s Board of Directors were historically granted non-qualified stock options under the Stock Option Plan for Outside Directors. At the Company’s annual meeting of stockholders on February 21, 2006, stockholders approved the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan (the “2006 Director Plan”). Such plan provides for annual issuances of restricted stock awards to independent directors serving on the Board of Directors.

In light of the Recapitalization, which is more fully discussed at Note 2, the Company made the required antidilution adjustments to its outstanding deferred stock and stock option awards in order to account for the special cash dividend of $10.00 per common share. Additionally, the Company’s Board of Directors amended the 2006 Director Plan on May 15, 2007 to (i) increase the annual awards to each independent director from 3,500 restricted shares to 12,000 restricted shares, commencing January 1, 2008, and (ii) increase the number of shares still eligible for grant from 151,000 to 353,740.

The Company has approximately 43.4 million shares of common stock authorized for stock options and other stock-based compensation under all of its plans (approximately 16.0 million shares remained available for award at December 31, 2008). Generally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises and other stock-based compensation arrangements. If an award granted under a stock-based plan is forfeited, expires, terminates or is otherwise cancelled without delivery of shares of common stock to the plan participant, then the underlying shares will become available again for the benefit of employees, directors and non-employed physicians and clinicians.

General. Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, which requires that the fair value of all share-based payments to employees be measured on their grant date and either recognized as expense in the income statement over the requisite service period or, if appropriate, capitalized and amortized. The Company recognizes compensation cost for (i) all stock-based awards granted or modified after September 30, 2005 and (ii) the portion of previously granted awards for which the requisite service had not been rendered as of the SFAS No. 123 (revised 2004) adoption date.

Compensation expense for the stock-based arrangements described below, which is recorded in salaries and benefits in the consolidated statements of income, was approximately $18.2 million, $18.4 million and $18.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. The Company has not capitalized any stock-based compensation amounts. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally aligned with the underlying stock-based award’s vesting period. For stock-based arrangements with performance conditions as a prerequisite to vesting, compensation expense is not

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

recognized until it is probable that the corresponding performance condition will be achieved. During each of the years ended December 31, 2008, 2007 and 2006, stock-based compensation expense yielded income tax benefits of approximately $6.6 million that have been recognized in the consolidated statements of income.

Cash receipts from all stock-based plans during the years ended December 31, 2007 and 2006 were approximately $24.8 million and $22.5 million, respectively. There were no corresponding cash receipts during the year ended December 31, 2008. Realized income tax benefits, including those benefits pertaining to deferred stock and restricted stock awards for which the Company receives no cash proceeds upon issuance of the underlying common stock, were approximately $1.7 million, $4.2 million and $6.6 million during the years ended December 31, 2008, 2007 and 2006, respectively. In accordance with the provisions of SFAS No. 123 (revised 2004), approximately $0.3 million and $1.4 million of the income tax benefits for the years ended December 31, 2007 and 2006, respectively, were deemed to be excess income tax benefits and were reclassified to financing activities in the consolidated statements of cash flows. There were no corresponding excess income tax benefits during the year ended December 31, 2008.

Deferred Stock and Restricted Stock Awards. Deferred stock is a right to receive shares of common stock upon the fulfillment of specified conditions. The Company’s only deferred stock vesting condition has been continuous employment. At the completion of the vesting period, common stock is issued to the participating employee. The Company provides deferred stock to its key employees through contingent stock incentive awards that generally vests 20% to 25% on each grant anniversary date or 100% on the fourth grant anniversary date. During the year ended December 31, 2008, a deferred stock award of 500,000 shares of common stock was granted to the Company’s new chief executive officer with a vesting period of less than three months. Such award was part of an initial compensation package.

Restricted stock represents shares of common stock that preserve the indicia of ownership for the holder but are subject to restrictions on transfer and risk of forfeiture until fulfillment of specified conditions. In addition to requiring continuous service as an employee, the annual vesting of senior executive officer restricted stock awards requires the satisfaction of certain predetermined performance objectives that are set by the Compensation Committee of the Board of Directors. Under the 2006 Director Plan, the independent directors’ restricted stock awards vest in four equal installments on January 1 of each year following the grant date, provided that the recipient remains an independent director on such dates.

During the year ended December 31, 2006, the Company granted 345,000 shares of restricted stock to senior executive officers (the “2006 Program”) with performance objectives relating to pre-tax earnings, return on stockholders’ equity, net revenue growth and common stock price. In light of the Recapitalization, the Compensation Committee subsequently modified the stock award performance objectives whereby, effective January 1, 2007, the number of performance objectives was reduced from four to three (i.e., common stock price, net revenue and earnings before interest, income taxes, depreciation and amortization) and each such objective represented one-third of the restricted stock award subject to annual vesting. For the year ended December 31, 2006, none of the performance objectives were satisfied and, therefore, 86,250 restricted stock awards were forfeited by the senior executive officers. Insofar as it relates to the year ended December 31, 2007: (i) 57,500 restricted stock awards were forfeited when two of the performance objectives were not satisfied; (ii) the third performance objective was met and 28,750 shares were vested during 2008; and (iii) 50,000 shares were forfeited by a senior executive officer who retired on December 31, 2007. On March 11, 2008, the Compensation Committee discontinued the 2006 Program and the remaining 122,500 shares thereunder were forfeited. On such date, the Compensation Committee also approved and implemented a new long-term contingent incentive compensation program for senior executive officers (the “2008 Program”). In connection with the abovementioned 2006 Program forfeitures, approximately $2.3 million of escrowed dividends were released to the Company during the year ended December 31, 2008.

The 2008 Program, which was effective for the year ended December 31, 2008, provides for contingent long-term incentive compensation in the form of cash payments and equity awards. Participants in the 2008 Program have a long-term incentive target that is predicated on base salary. Annual targeted incentive compensation awards are expected to be granted as follows: (i) restricted stock that vests based on service; (ii) restricted stock that vests based on the satisfaction of performance criteria; and (iii) cash based on the satisfaction of the same performance criteria. The predetermined performance criteria that will be reviewed annually for vesting purposes

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

are currently (i) the Company’s common stock price and/or (ii) an operational fiscal measure that is defined in the grant award. Full vesting of awards under the 2008 Program also requires continuous employment with the Company over a four-year period. On March 11, 2008 and February 17, 2009, awards by the Compensation Committee under the 2008 Program included approximately 961,000 shares and 1,221,000 shares, respectively, of restricted stock. Upon the resignation of the Company’s former chief executive officer in September 2008, 506,009 shares of restricted stock under the 2008 Program were forfeited. Based on the service and 2008 performance criteria under the 2008 Program, 56,827 shares and 14,207 shares, respectively, of restricted stock vested in early 2009. Because of a look-back feature in the 2008 Program, a failure to vest in a performance-based restricted stock award in any particular year can be made up in the cumulative amount based on the Company’s performance in subsequent years.

Information regarding deferred stock and restricted stock award activity for stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized in the table below.

	Shares		Weighted Average Grant Date Fair Values
	Deferred Stock	Restricted Stock	Deferred Stock	Restricted Stock
Pre-Recapitalization:
Balances at January 1, 2006 (non-vested)	1,380,115	—	$22.83	$—
Granted	2,500	369,500	21.21	20.82
Vested	(331,663)	—	19.67	—
Forfeited	(50,757)	(86,250)	22.93	20.77

Balances at December 31, 2006 (non-vested)	1,000,195	283,250	22.67	20.87
Granted	965,823	24,500	21.03	21.11
Vested	—	(6,125)	—	22.18
Forfeited	(79,862)	—	22.83	—

Balances at February 28, 2007 (non-vested)	1,886,156	301,625	22.11	22.09

Post-Recapitalization (after antidilution adjustments):
Balances at March 1, 2007 (non-vested)	3,797,727	301,625	$10.98	$22.09
Granted	127,000	—	11.27	—
Vested	(566,924)	—	12.24	—
Forfeited	(269,340)	(107,500)	10.88	22.18

Balances at December 31, 2007 (non-vested)	3,088,463	194,125	10.77	22.04
Granted	4,014,664	1,044,629	5.34	5.27
Vested	(1,059,045)	(41,000)	10.63	22.02
Forfeited	(1,035,702)	(628,509)	7.98	8.57

Balances at December 31, 2008 (non-vested)	5,008,380	569,245	7.02	6.25

The aggregate intrinsic values of deferred stock and restricted stock issued during the years ended December 31, 2008, 2007 and 2006 were approximately $4.7 million, $3.9 million and $6.9 million, respectively. The aggregate grant date fair values of deferred stock and restricted stock awards that vested during such years were approximately $12.2 million, $7.1 million and $6.5 million, respectively.

During the years ended December 31, 2008, 2007 and 2006, the Company recognized approximately $16.3 million, $12.1 million and $7.9 million, respectively, of compensation expense attributable to deferred stock and restricted stock awards. Except for awards that require the attainment of certain predetermined market prices of the Company’s common stock as a vesting requirement (i.e., a market condition), compensation expense is predicated on the fair value (i.e., market price) of the underlying stock on the date of grant. For awards with a market condition, management uses valuation methodologies to estimate the fair values thereof; however, such awards had a nominal financial impact on the Company’s consolidated operating results during the years presented herein.

At December 31, 2008, there was approximately $31.4 million of unrecognized compensation cost attributable to non-vested deferred stock and restricted stock awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 2.5 years.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

Stock Options. All employee stock options have ten year terms and vest 25% on each grant anniversary date over four years of continued employment. Stock options granted to the non-employee independent members of the Company’s Board of Directors have ten year terms and vest 25% on each grant anniversary date, provided that such individual remains an independent director on the respective vesting date. Information regarding stock option activity for the Company’s stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized in the table below.

	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Values
	(in thousands)			(in thousands)
Pre-Recapitalization:
Outstanding options at January 1, 2006	11,321	$17.18
Granted	300	21.53
Exercised	(1,624)	13.82
Terminated	(496)	20.45

Outstanding options at December 31, 2006	9,501	17.71
Exercised	(1,518)	15.05
Terminated	(60)	21.38

Outstanding options at February 28, 2007	7,923	18.20

Post-Recapitalization (after antidilution adjustments):
Outstanding options at March 1, 2007	15,862	$9.04
Exercised	(233)	8.33
Terminated	(446)	10.70

Outstanding options at December 31, 2007	15,183	9.00
Granted	500	4.75
Terminated	(2,706)	10.58

Outstanding options at December 31, 2008	12,977	$8.48	3.3	$—

Exercisable options at December 31, 2008	12,469	$8.63	3.0	$—

Options vested or expected to vest at December 31, 2008	12,904	$8.50	3.3	$—

The aggregate intrinsic values of stock options exercised during the years ended December 31, 2007 and 2006 were $7.7 million and $11.4 million, respectively. There were no stock options exercised during the year ended December 31, 2008.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

The table below summarizes information regarding outstanding and exercisable stock options at December 31, 2008.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
	(in thousands)			(in thousands)
$4.10 - $6.02	2,855	2.8	$5.75	2,355	$5.97
6.46	2,171	0.4	6.46	2,171	6.46
8.25	1,154	2.4	8.25	1,154	8.25
9.22	1,972	4.4	9.22	1,972	9.22
9.91	1,752	3.4	9.91	1,752	9.91
11.31 –12.29	3,073	5.4	11.32	3,065	11.31

During the years ended December 31, 2008, 2007 and 2006, the Company recognized approximately $1.9 million, $6.3 million and $10.4 million, respectively, of compensation expense attributable to stock option awards. Such stock-based compensation expense was predicated on the estimated fair values of stock option awards as determined by the Black-Scholes option pricing model. At December 31, 2008, there was approximately $0.8 million of unrecognized compensation cost attributable to non-vested employee and director stock option compensation awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 3.6 years. The aggregate grant date fair values of stock options that vested during the years ended December 31, 2008, 2007 and 2006 were approximately $4.3 million, $6.9 million and $11.8 million, respectively.

Stock option fair values were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2008	2006
Expected dividend yields	—%	1.0%
Risk-free interest rates	2.6%	4.5%
Weighted average expected lives of options (in years)	5.0	5.0
Expected volatility factor for the Company’s common stock	0.330	0.300

The expected stock price volatility factors were derived using daily historical market price data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on five-year U.S. Treasury Notes on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The weighted average fair values of stock options granted during the years ended December 31, 2008 and 2006 were $1.59 and $6.71, respectively. There were no stock options granted during the year ended December 31, 2007.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Restricted Funds

The estimated fair values of available-for-sale securities, which are included in restricted funds, are set forth in the table below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Equity Funds:
As of December 31, 2008	$9,663	$—	$—	$9,663

As of December 31, 2007	$15,068	$1,932	$—	$17,000

The Company’s available-for-sale securities at both December 31, 2008 and 2007 consisted of shares in two equity-based mutual funds. Proceeds from sales of available-for-sale securities during the years ended December 31, 2007 and 2006 were approximately $45.6 million and $18.2 million, respectively. There were no sales of available-for-sale securities during the year ended December 31, 2008. Gross realized gains and losses on dispositions of available-for-sale securities are summarized in the table below (in thousands).

	Years Ended December 31,
	2007	2006
Realized gains	$—	$615
Realized losses	(562)	(228)

During the year ended December 31, 2008, the Company’s equity fund investments experienced fair values below their historical cost for prolonged and continuous periods. Management concluded that these circumstances, which were caused by significant deterioration in the worldwide equity markets and the ongoing global recession, represented an other than temporary impairment of such available-for-sale securities. Accordingly, an impairment charge of approximately $6.2 million was recognized during 2008 and recorded in interest and other income in the Company’s consolidated statements of income. In arriving at its conclusion, management considered various factors, including, among other things: (i) the reasons for the diminution in value of the investments; (ii) the likelihood that such investments would increase in fair value in the foreseeable future; and (iii) the severity and duration of the diminution in value. There were no other than temporary impairment charges for available-for-sale securities during the years ended December 31, 2007 and 2006.

Included in restricted funds at December 31, 2008 and 2007 was approximately $58.9 million and $74.2 million, respectively, of interest-bearing cash deposits that were held by the Company’s wholly owned captive insurance subsidiary. At December 31, 2008, the captive insurance subsidiary also maintained (i) $5.1 million of cash and cash equivalents and (ii) $34.5 million of deferred charges and other assets, which was a secured interest-bearing money market account that was held in favor of an unrelated third party insurance company. The captive insurance subsidiary’s assets are generally limited to use in its proprietary operations.

10.	Professional Liability Risks

The Company uses its wholly owned captive insurance subsidiary, which is domiciled in the Cayman Islands, to self-insure a significant portion of its professional liability risks. The captive insurance subsidiary provides claims-made coverage to all of the Company’s hospitals and a limited number of its employed physicians. To mitigate its exposure to large claims, the captive insurance subsidiary purchases claims-made reinsurance policies for professional liability risks above certain self-retention levels.

Prior to March 1, 2007, substantially all of the Company’s employed physicians were covered under claims-made policies with unrelated third party insurance companies. When a physician terminated employment with the Company, tail insurance was customarily purchased for the portion of employed service that was previously covered under a claims-made policy. Effective March 1, 2007, the Company began providing occurrence-basis insurance policies to most of its employed physicians through a wholly owned risk retention group subsidiary that is domiciled in South Carolina.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Professional Liability Risks (continued)

The Company’s discounted reserves for professional liability risks were approximately $148.7 million and $141.4 million at December 31, 2008 and 2007, respectively. Such amounts were derived using discount rates of 1.50% and 3.25%, respectively, and weighted average payment durations of approximately three years. The 175 basis point reduction in the 2008 discount rate, which increased the Company’s reserves by approximately $6.8 million at December 31, 2008, was reflective of changes in economic conditions in the marketplace. The corresponding 150 basis point reduction in the discount rate during the year ended December 31, 2007 increased the Company’s reserves by approximately $5.0 million at December 31, 2007. The Company’s undiscounted reserves for professional liability risks were approximately $155.2 million and $153.9 million at December 31, 2008 and 2007, respectively. The Company includes in current liabilities the estimated loss and loss expense payments that are projected to be satisfied within one year of the balance sheet date.

Considerable subjectivity, variability and judgment are inherent in professional liability risk estimates. Although management believes that the amounts included in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for professional liability matters will not exceed management’s estimates. If actual losses and loss expenses exceed management’s projections of claim activity, the Company’s reserves could be materially adversely affected. Additionally, there can be no assurances that the reinsurance policies procured by the Company’s captive insurance subsidiary will be adequate for the Company’s professional liability profile.

11.	Insurance Claims

Hurricane Katrina struck the gulf coast of Louisiana, Mississippi and Alabama in August 2005 and caused substantial damage to residential and commercial properties. Additionally, four hurricanes and one tropical storm made landfall in Florida during 2004. Hurricane damage and disruption to the Company’s hospitals in the affected areas, as well as employees’ homes, local businesses and physicians’ offices, was extensive. The consolidated financial statements for the year ended December 31, 2006 included approximately $14.7 million of hurricane and storm activity insurance claim recovery gains for renovations and equipment replacement, as well as $5.0 million of net revenue from business interruption insurance policies for hurricane and storm-related claims. There were no corresponding insurance recovery amounts during the years ended December 31, 2008 and 2007.

12.	Discontinued Operations

The Company’s discontinued operations during the years presented herein included: (i) the 172-bed Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas; (ii) 79-bed Southwest Regional Medical Center in Little Rock, Arkansas; (iii) 80-bed Lee Regional Medical Center in Pennington Gap, Virginia; (iv) 133-bed Mountain View Regional Medical Center in Norton, Virginia; (v) 189-bed Gulf Coast Medical Center in Biloxi, Mississippi; (vi) 80-bed SandyPines in Tequesta, Florida; (vii) 104-bed University Behavioral Center in Orlando, Florida; and (viii) certain other health care operations affiliated with those hospitals. As discussed at Note 4, our physician practices in North Carolina and South Carolina were transitioned to affiliates of Novant Health, Inc. during the year ended December 31, 2008 and, accordingly, discontinued operations also included those entities.

The Company closed Southwest Regional Medical Center (“SRMC”) on July 15, 2008. On August 28, 2008, the Company completed the sale of SRMC’s tangible long-lived assets, which primarily consisted of property, plant and equipment. The selling price, which was paid in cash, was approximately $14.3 million. After allocating $5.7 million of goodwill to SRMC, this divestiture resulted in a gain of $3.2 million. Management previously concluded that the net carrying value of SRMC’s long-lived assets would not be realized and, accordingly, an impairment charge of $13.0 million was recorded during the year ended December 31, 2006.

On July 31, 2007, the Company completed the sale of Lee Regional Medical Center, Mountain View Regional Medical Center and certain health care entities affiliated with such hospitals. The selling price, which was paid in cash, was $70.0 million, plus a working capital adjustment. After allocating approximately $12.5 million of goodwill to such hospitals, this divestiture resulted in a gain of $21.8 million.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Discontinued Operations (continued)

On September 1, 2006, the Company sold its two psychiatric hospitals (SandyPines and University Behavioral Center) and certain real property in Lakeland, Florida that was operated as an inpatient psychiatric facility through December 31, 2000. The selling price was $38.0 million, less an assumed accounts payable adjustment, and was paid in cash. This divestiture resulted in a gain of approximately $20.7 million.

Gulf Coast Medical Center and the Woman’s Center at Dallas Regional Medical Center (the “Center”) were closed on January 1, 2008 and June 1, 2008, respectively. Although the Company is currently evaluating various disposal alternatives for those hospitals’ tangible long-lived assets, which primarily consist of property, plant and equipment, the timing of such divestitures has not yet been determined. During management’s evaluative process, it was concluded that the estimated fair value of the hospitals’ long-lived assets, less costs to sell, was lower than the corresponding net book value. Accordingly, the Company recorded long-lived asset and goodwill impairment charges of $38.0 million during the year ended December 31, 2008 to reduce long-lived assets to their estimated net realizable value and write-off all of the hospitals’ allocated goodwill. Prior to 2008, the Company did not treat the Center as a discontinued operation. The 2008 decision to close the Center primarily resulted from losses at the facility and management’s intention to focus resources on Dallas Regional Medical Center at Galloway, the Company’s 176-bed general acute care hospital in Mesquite, Texas.

The operating results and cash flows of discontinued operations are included in the Company’s consolidated financial statements up to the date of disposition. Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial position, operating results and cash flows of the aforementioned entities have been presented as discontinued operations in the Company’s consolidated financial statements. Assets of discontinued operations in the Company’s consolidated balance sheets consisted of long-lived assets (principally property, plant and equipment) and goodwill. The table below sets forth the underlying details of discontinued operations (in thousands).

	Years Ended December 31,
	2008	2007	2006
Net revenue	$37,644	$186,664	$222,853
Operating expenses and other:
Salaries and benefits	46,628	115,600	121,805
Provision for doubtful accounts	10,773	31,068	37,064
Depreciation and amortization	1,478	7,474	8,923
Other operating expenses	25,977	75,509	75,417
Long-lived asset and goodwill impairment charges	38,000	—	13,000

Total operating expenses and other	122,856	229,651	256,209

Loss from operations	(85,212)	(42,987)	(33,356)
Other expenses, net	(7,911)	(107)	(134)
Gains on sales of assets, net	2,180	21,804	20,688

Loss before minority interests and income taxes	(90,943)	(21,290)	(12,802)
Minority interests in the (income) losses of a consolidated entity	—	519	(132)

Loss before income taxes	(90,943)	(20,771)	(12,934)
Income tax benefit	34,866	6,497	4,680

Loss from discontinued operations	$(56,077)	$(14,274)	$(8,254)

13.	Commitments and Contingencies

Renovation and Expansion Projects. A number of hospital renovation and/or expansion projects were underway at December 31, 2008. Management does not believe that any of these projects are individually significant or that they represent, in the aggregate, a substantial commitment of the Company’s resources. During the year ended December 31, 2008, the Company began site preparation work for a replacement hospital at its Monroe, Georgia location. Management estimates that the cost of this replacement hospital, which the Company is contractually obligated to build, will range from $70 million to $80 million.

Standby Letters of Credit. At December 31, 2008, the Company maintained approximately $39.9 million of standby letters of credit in favor of third parties with various expiration dates through October 31, 2009.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Commitments and Contingencies (continued)

Class Action Lawsuits

Stockholder Actions. On or about August 2, 2007, Health Management Associates, Inc. (referred to as “HMA” for Note 13 purposes) and certain of its executive officers and directors were named as defendants in a purported stockholder class action entitled Cole v. Health Management Associates, Inc. et al. (No. 2:07-CV-0484) (the “Cole Action”), which was filed in the U.S. District Court for the Middle District of Florida, Fort Myers Division (the “Florida District Court”). After other purported stockholders filed motions to be appointed as the lead plaintiff, the Florida District Court designated the City of Ann Arbor Employees’ Retirement System as the lead plaintiff pursuant to the Private Securities Litigation Reform Act (the “PSLRA”). The case continues to be administered under the docket number and caption assigned to the Cole Action. On July 31, 2008, the lead plaintiff filed a consolidated complaint, which names HMA and three current and former officers and directors as defendants. The lead plaintiff alleges (i) that certain statements made by HMA regarding its provision for doubtful accounts pertaining to self-pay patients were false and misleading and (ii) violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lead plaintiff purports to represent a class of stockholders who purchased HMA’s common stock during the period January 17, 2007 through August 1, 2007. On October 16, 2008, the defendants moved to dismiss the consolidated complaint for failure to state a claim and failure to plead fraud with the particularity required by both the PSLRA and Rule 9(b) of the Federal Rules of Civil Procedure. On December 8, 2008, the lead plaintiff filed a brief opposing the defendants’ motion to dismiss the consolidated complaint. On February 5, 2009, the defendants filed a reply brief in support of their motion to dismiss.

ERISA Actions. On or about August 20, 2007, HMA and certain of its executive officers and directors were named as defendants in an action entitled Ingram v. Health Management Associates, Inc. et al. (No. 2:07-CV-00529), which was filed in the Florida District Court. This action purports to be brought as a class action on behalf of all participants in or beneficiaries of the Health Management Associates, Inc. Retirement Savings Plan (the “Plan”) during the period January 17, 2007 through August 20, 2007 and whose participant accounts included HMA’s common stock. The plaintiff alleges, among other things, that the defendants: (i) breached their fiduciary responsibilities to Plan participants and their beneficiaries under the Employee Retirement Income Security Act of 1974 (“ERISA”) and neglected to adequately supervise the management and administration of the Plan; (ii) failed to communicate complete, full and accurate information regarding the Plan’s investments in HMA’s common stock; and (iii) had conflicts of interest.

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

Plaintiffs in the foregoing stockholder and ERISA class actions seek awards of unspecified monetary damages, attorneys’ fees and costs. In connection with the ERISA class actions, counsel for certain plaintiffs sent letters to the Plan’s Retirement Committee claiming that their preliminary calculations indicate the Plan suffered losses of at least $60 million. Management and HMA intend to vigorously defend against all stockholder and ERISA class actions.

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

Cole Action. Additionally, the plaintiff alleges that HMA’s payment of a special cash dividend of $10.00 per share of common stock in March 2007 was wasteful. The plaintiff further alleges claims for breach of fiduciary duty, abuse of control, mismanagement, waste and unjust enrichment. The plaintiff seeks, among other things: (i) unspecified monetary damages and restitution from the officers and directors; (ii) modifications to HMA’s governance and internal control; and (iii) an award of attorneys’ fees and costs. On December 10, 2007, the defendants moved to dismiss the complaint for failure to (i) state a claim and (ii) make the required pre-suit demand on HMA’s Board of Directors or plead facts excusing such demand. On April 11, 2008, while the motion to dismiss the complaint was pending, the plaintiff filed an amended complaint that is very similar to the original complaint. On May 5, 2008, the defendants moved to dismiss the amended complaint on the same grounds that were raised in their December 2007 motion. The motion to dismiss remains pending.

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

General. As it is not possible to estimate the ultimate loss, if any, relating to the abovementioned lawsuits, no loss accruals have been recorded for these matters at either December 31, 2008 or 2007. The Company is also a party to various other legal actions arising out of the normal course of its business; however, management believes that the ultimate resolution of such actions will not have a material adverse effect on the Company.

Due to uncertainties inherent in litigation, management can provide no assurances as to the final outcome of the Company’s outstanding legal actions and other potential loss contingencies. Should an unfavorable outcome occur in some or all of its legal matters, there could be a material adverse effect on the Company’s consolidated financial position, results of operations and liquidity.

14.	Quarterly Data (unaudited)

	Quarters During the Year Ended December 31, 2008
	First (2) (3)	Second (4) (5)	Third (4)	Fourth (3) (4) (6)
	(in thousands, except per share amounts)
Net revenue (1)	$1,152,504	$1,105,367	$1,081,914	$1,111,826
Income from continuing operations before income taxes (1)	263,847	35,411	13,008	46,541
Loss from discontinued operations (1)	(27,732)	(9,808)	(4,043)	(14,494)
Net income	133,876	12,397	6,403	14,549

Earnings (loss) per share:
Basic
Continuing operations	$0.66	$0.09	$0.04	$0.12
Discontinued operations	(0.11)	(0.04)	(0.02)	(0.06)

Net income	$0.55	$0.05	$0.02	$0.06

Diluted
Continuing operations	$0.66	$0.09	$0.04	$0.12
Discontinued operations	(0.11)	(0.04)	(0.02)	(0.06)

Net income	$0.55	$0.05	$0.02	$0.06

Weighted average number of shares:
Basic	243,187	243,268	243,286	243,485
Diluted	243,734	245,778	244,805	244,366

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Quarterly Data (unaudited) (continued)

	Quarters During the Year Ended December 31, 2007
	First	Second (7)	Third (8) (9)	Fourth
	(in thousands, except per share amounts)
Net revenue (1)	$1,107,336	$1,063,116	$1,045,752	$1,076,483
Income from continuing operations before income taxes (1)	110,403	26,127	40,733	36,017
Income (loss) from discontinued operations (1)	(2,581)	(4,090)	4,663	(12,266)
Net income	65,039	11,906	30,474	12,460

Earnings (loss) per share:
Basic
Continuing operations	$0.28	$0.07	$0.10	$0.10
Discontinued operations	(0.01)	(0.02)	0.02	(0.05)

Net income	$0.27	$0.05	$0.12	$0.05

Diluted
Continuing operations	$0.28	$0.07	$0.10	$0.10
Discontinued operations	(0.01)	(0.02)	0.02	(0.05)

Net income	$0.27	$0.05	$0.12	$0.05

Weighted average number of shares:
Basic	241,652	242,355	242,463	242,733
Diluted	244,400	246,794	245,137	244,118

(1)	Net revenue, operating expenses and other income (expense) have been reclassified during certain quarters to conform to the current year consolidated statement of income presentation.
(2)	As more fully discussed at Note 4, the Company entered into a joint venture arrangement with an affiliate of Novant Health, Inc. on March 31, 2008. During the quarter ended March 31, 2008, this transaction yielded a gain from continuing operations of approximately $203.4 million and a charge to discontinued operations of $7.9 million.
(3)	Losses from discontinued operations during the quarters ended March 31, 2008 and December 31, 2008 included long-lived asset and goodwill impairment charges of $23.1 million and $14.9 million, respectively. The circumstances surrounding these charges are more fully described at Note 12.
(4)	As more fully discussed at Note 2(b), the Company repurchased certain of its convertible debt securities in 2008. As a result, the Company recorded losses on the early extinguishment of debt of approximately $10.0 million and $9.5 million during the quarters ended June 30, 2008 and September 30, 2008, respectively. The corresponding gain during the quarter ended December 31, 2008 was $26.4 million.
(5)	During the quarter ended June 30, 2008, the Company sold three home health agencies that yielded a gain of approximately $6.2 million.
(6)	During the quarter ended December 31, 2008, the Company recorded an other than temporary impairment charge for its available-for-sale securities of approximately $6.2 million. See Note 9.
(7)	As more fully discussed at Note 1(g), the Company modified its allowance for doubtful accounts reserve policy for self-pay accounts during the quarter ended June 30, 2007. As a result of this change in estimate, the Company increased its provisions for doubtful accounts from continuing operations and discontinued operations by approximately $37.4 million and $2.6 million, respectively, during such quarter, thereby reducing net income and diluted earnings per share by approximately $24.5 million and $0.10, respectively.
(8)	Income from discontinued operations during the quarter ended September 30, 2007 included a gain of approximately $21.8 million from the sale of two general acute care hospitals in Virginia. See Note 12.
(9)	During the quarter ended September 30, 2007, the Company sold a portfolio of accounts receivable to an unrelated third party on a non-recourse basis. This recovery of accounts receivable that were previously written off reduced the Company’s provision for doubtful accounts during such quarter by approximately $16.0 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of December 31, 2008, we maintained effective internal control over financial reporting.

An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been performed by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Health Management Associates, Inc.

We have audited Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Management Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Health Management Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Health Management Associates, Inc. and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Miami, Florida

February 24, 2009

Item 9B.	Other Information.

On December 2, 2008, the Compensation Committee of our Board of Directors approved a six month extension of our consulting agreement with Joseph V. Vumbacco, our former Chief Executive Officer, Vice Chairman and member of our Board of Directors. Other than modifying the contractual termination date to June 30, 2009, all other terms and conditions of the consulting agreement, which was described in our previously filed Current Report on Form 8-K dated November 5, 2007, remain the same.

Effective February 24, 2009, we finalized the determination of cash bonuses to be paid to certain of our named executive officers. Those bonuses, which pertain to our annual and long-term incentive compensation programs for the year ended December 31, 2008, were approved by the Compensation Committee of our Board of Directors. Exhibit 10.30 to this Form 10-K, which is incorporated herein by reference, includes a listing of the approved cash bonus amounts.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this Item 10 is: (i) incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 19, 2009 under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended December 31, 2008; and (ii) set forth under “Executive Officers of the Company” in Item 4 of Part I of this Form 10-K.

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

The information required by this Item 11 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 19, 2009 under the heading “Executive Compensation,” which proxy statement will be filed within 120 days after the year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 19, 2009 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended December 31, 2008.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2008

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	18,554,624	$5.93	15,966,722
Equity compensation plans not approved by security holders	—	—	—

Totals	18,554,624	$5.93	15,966,722

(1)

Includes, among other things, contingent stock incentive awards and restricted stock awards granted to corporate officers and management staff pursuant to our 1996 Executive Incentive Compensation Plan. See Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 19, 2009 under the headings “Certain Transactions” and “Corporate Governance,” which proxy statement will be filed within 120 days after the year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 19, 2009 under the heading “Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

We filed our consolidated financial statements in Item 8 of Part II. In addition, the financial statement schedule entitled “Schedule II—Valuation and Qualifying Accounts” is filed as part of this Form 10-K under this Item 15.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balances at Beginning of Period	Acquisitions and Dispositions	Charged to Operations (a)	Charged to Other Accounts	Deductions (b)	Balances at End of Period
Allowance for Doubtful Accounts (c)

Year ended December 31, 2008	$485,767	$—	$543,078	$—	$(579,814)	$449,031

Year ended December 31, 2007	526,881	—	594,103	—	(635,217)	485,767

Year ended December 31, 2006	293,318	4,627	617,660	—	(388,724)	526,881

(a)	Charges to operations include amounts related to provisions for doubtful accounts, before recoveries of accounts receivable that were previously written off.
(b)	Accounts receivable written off as uncollectible.
(c)	This table includes the activity of discontinued operations, as identified at Note 12 to the Consolidated Financial Statements in Item 8 of Part II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

By	/s/ Gary D. Newsome	President and Chief Executive Officer	February 17, 2009
Gary D. Newsome

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ William J. Schoen	Chairman of the Board of Directors	February 17, 2009
William J. Schoen

/s/ Gary D. Newsome	President, Chief Executive Officer	February 17, 2009
Gary D. Newsome	and Director (Principal Executive Officer)

/s/ Robert E. Farnham	Senior Vice President and	February 17, 2009
Robert E. Farnham	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Kent P. Dauten	Director	February 17, 2009
Kent P. Dauten

/s/ Donald E. Kiernan	Director	February 17, 2009
Donald E. Kiernan

/s/ Robert A. Knox	Director	February 17, 2009
Robert A. Knox

/s/ William E. Mayberry	Director	February 17, 2009
William E. Mayberry, M.D.

/s/ Vicki A. O’Meara	Director	February 17, 2009
Vicki A. O’Meara

Director
William C. Steere, Jr.

/s/ Randolph W. Westerfield	Director	February 17, 2009
Randolph W. Westerfield, Ph.D.

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i)	Articles of Incorporation

	3.1	Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

	3.2	Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

	(ii)	Bylaws

	3.3	By-laws, as amended, previously filed and included as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 5, 2007, are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Specimen Stock Certificate, previously filed and included as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

	4.2	$20.0 Million Demand Promissory Note, dated August 26, 2005, executed by the Company in favor of Wachovia Bank, National Association, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 2005, is incorporated herein by reference.

	4.3	Indenture, dated as of July 29, 2003, between the Company and Wachovia Bank, National Association, as Trustee, pertaining to the Company’s $575.0 million face value 1.50% Convertible Senior Subordinated Notes due 2023 (includes form of 1.50% Convertible Senior Subordinated Note due 2023), previously filed and included as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-109756), is incorporated herein by reference.

	4.4	First Supplemental Indenture between the Company, as Issuer, and Wachovia Bank, National Association, as Trustee, dated as of November 24, 2004 to Indenture dated as of July 29, 2003 pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

	4.5	Second Supplemental Indenture between the Company, as Issuer, and Wachovia Bank, National Association, as Trustee, dated as of November 30, 2004 to Indenture dated as of July 29, 2003 pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

	4.6	Indenture, dated April 21, 2006, between the Company and U.S. Bank National Association pertaining to the Company’s 6.125% Senior Notes due 2016, previously filed and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

	4.7	Form of Global Note for the Company’s 6.125% Senior Notes due 2016, previously filed and included as part of Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

	4.8	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated June 30, 2006 to Indenture dated as of July 29, 2003 pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 30, 2006, is incorporated herein by reference.

	4.9	Credit Agreement dated as of February 16, 2007 among the Company; Bank of America, N.A., as Lender, Administrative Agent, Swing Line Lender and Letter of Credit (“L/C”) Issuer; Wachovia Bank, National Association, as Lender, Syndication Agent and L/C Issuer; Citicorp USA Inc., JPMorgan Chase Bank, N.A. and SunTrust Bank, as Lenders and Co-Documentation Agents; and certain other lenders that are parties thereto (includes form of Term B Note, form of Revolving Credit Note, form of Guaranty and form of Security Agreement), previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 16, 2007, is incorporated herein by reference.

	4.10	Indenture, dated as of May 21, 2008, between the Company and U.S. Bank, National Association pertaining to the Company’s 3.75% Convertible Senior Subordinated Notes due 2028 issued by the Company, previously filed and included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.

	4.11	Form of 3.75% Convertible Senior Subordinated Note due 2028 issued by the Company, previously filed and included as part of Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.

(9)	Voting trust agreement

Not applicable.

(10)	Material contracts

Exhibits 4.2 through 4.11 referenced under (4) of this Index to Exhibits are incorporated herein by reference.

	10.1	Registration Agreement dated September 2, 1988 between HMA Holding Corp., First Chicago Investment Corporation, Madison Dearborn Partners IV, Prudential Venture Partners, Prudential Venture Partners II, William J. Schoen, Kelly E. Curry, Stephen M. Ray, Robb L. Smith, George A. Taylor and Earl P. Holland, previously filed and included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 33-36406), is incorporated herein by reference.

	*10.2	Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

	*10.3	Amendment No. 1 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

	*10.4	Amendment to Stock Option Agreements between the Company and William J. Schoen made as of December 5, 2000, previously filed and included as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

	*10.5	Amendment No. 9 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, is incorporated herein by reference.

*10.6	Amendment No. 10 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.7	Asset Sale Agreement among the Company, Health Point Physician Hospital Organization, Inc., National Medical Hospital of Tullahoma, Inc., National Medical Hospital of Wilson County, Inc., S.C. Management, Inc., Tenet HealthSystem Hospitals, Inc., Tenet HealthSystem Medical, Inc., Tenet Lebanon Surgery Center, L.L.C. and Wilson County Management Services, Inc. dated as of August 22, 2003, previously filed and included as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 1, 2003, is incorporated herein by reference.

10.8	Amendment No. 1 to Asset Sale Agreement among Health Point Physician Hospital Organization, Inc., National Medical Hospital of Tullahoma, Inc., National Medical Hospital of Wilson County, Inc., S.C. Management, Inc., Tenet HealthSystem Hospitals, Inc., Tenet HealthSystem Medical, Inc., Tenet Lebanon Surgery Center, L.L.C., Wilson County Management Services, Inc., the Company, Citrus HMA, Inc., Kennett HMA, Inc., Lebanon HMA, Inc. and Tullahoma HMA, Inc. dated as of October 31, 2003, previously filed and included as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 1, 2003, is incorporated herein by reference.

*10.9	Form of Director Stock Option Agreement under the Health Management Associates, Inc. Stock Option Plan for Outside Directors, as amended, previously filed and included as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.10	Form of Stock Option Agreement under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.11	Amendment No. 11 and Amendment No. 12 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.

*10.12	Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Appendix A to the Company’s definitive Proxy Statement filed on January 19, 2006, is incorporated herein by reference.

*10.13	Form of Restricted Stock Award Plan Notice under the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

*10.14	Form of Trust Agreement for dividends paid with respect to restricted stock awards under the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

10.15	Purchase Agreement, dated April 18, 2006, by and among the Company, Citigroup Global Markets Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated pertaining to the 6.125% Senior Notes due 2016, previously filed and included as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

*10.16	First Amendment to Employment Agreement between the Company and William J. Schoen, dated February 6, 2007, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 6, 2007, is incorporated herein by reference; and Employment Agreement for William J. Schoen made as of January 2, 2001, previously filed and included as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-53602), is incorporated herein by reference.

*10.17	Form of Contingent Stock Award under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

*10.18	Form of Deferred Stock Award under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

*10.19	Certain executive officer compensation information, including stock awards under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated March 11, 2008, is incorporated herein by reference.

10.20	Contribution Agreement, dated as of March 31, 2008, between the Company, Carolinas Holdings, LLC, Carolinas JV Holdings, L.P., Novant Health, Inc. and Foundation Health Systems Corp., previously filed and included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is incorporated herein by reference.

*10.21	The Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan (As Amended and Restated Effective May 13, 2008), previously filed and included as Exhibit A to the Company’s definitive Proxy Statement dated March 31, 2008, is incorporated herein by reference.

10.22	Purchase Agreement, dated May 15, 2008, between the Company, Banc of America Securities LLC, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.

*10.23	Certain executive officer compensation information, including stock awards under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated September 12, 2008, is incorporated herein by reference.

*10.24	Certain director compensation information, previously filed on the Company’s Current Report on Form 8-K dated December 2, 2008, is incorporated herein by reference.

*10.25	Fourth Amendment and Restatement of the Health Management Associates, Inc. Supplemental Executive Retirement Plan, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 2, 2008, is incorporated herein by reference.

*10.26	Form of Restricted Stock Award and Cash Performance Award for the year ended December 31, 2008 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan.

*10.27	Deferred Stock Award granted to Gary D. Newsome under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan.

*10.28	Stock Option Award granted to Gary D. Newsome under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan.

*10.29	Certain executive officer compensation information, including stock awards under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 17, 2009, is incorporated herein by reference.

*10.30	Certain executive officer compensation information regarding cash bonuses awarded under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan.

(11)	Statement re computation of per share earnings

Not applicable.

(12)	Statements re computation of ratios

Not applicable.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

Not applicable.

(14)	Code of Ethics

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