Form 10-Q
period 2009-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2009-05-08
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, there were 246,611,892 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
		(as adjusted - see Note 7)

Net revenue	$1,188,023	$1,152,504

Operating expenses:
Salaries and benefits	464,213	467,803
Supplies	165,438	156,873
Provision for doubtful accounts	143,983	128,970
Depreciation and amortization	60,916	57,458
Rent expense	25,310	22,135
Other operating expenses	205,686	195,173

Total operating expenses	1,065,546	1,028,412

Income from operations	122,477	124,092

Other income (expense):
Gains (losses) on sales of assets, net (see Note 6)	(112)	203,320
Interest and other income, net	248	1,127
Interest expense	(55,011)	(64,294)
Gains on early extinguishment of debt	16,735	—
Write-offs of deferred financing costs	(194)	(629)

Income from continuing operations before income taxes	84,143	263,616
Provision for income taxes	(30,066)	(101,826)

Income from continuing operations	54,077	161,790
Loss from discontinued operations, net of income taxes	(1,508)	(27,732)

Consolidated net income	52,569	134,058
Net income attributable to noncontrolling interests	(6,553)	(800)

Net income attributable to Health Management Associates, Inc.	$46,016	$133,258

Earnings (loss) per share attributable to Health Management
Associates, Inc. common stockholders:
Basic
Continuing operations	$0.19	$0.66
Discontinued operations	—	(0.11)

Net income	$0.19	$0.55

Diluted
Continuing operations	$0.19	$0.66
Discontinued operations	—	(0.11)

Net income	$0.19	$0.55

Weighted average number of shares outstanding:
Basic	244,774	243,187

Diluted	245,229	243,734

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2009	December 31, 2008
		(as adjusted - see Note 7)

ASSETS
Current assets:
Cash and cash equivalents	$102,887	$143,614
Accounts receivable, net	674,852	631,744
Supplies, prepaid expenses and other assets	160,360	157,597
Prepaid and recoverable income taxes	29,410	59,278
Restricted funds	35,856	31,471
Deferred income taxes	8,141	9,292
Assets of discontinued operations	18,085	18,085

Total current assets	1,029,591	1,051,081

Property, plant and equipment	3,790,650	3,730,959
Accumulated depreciation and amortization	(1,353,998)	(1,300,790)

Net property, plant and equipment	2,436,652	2,430,169

Restricted funds	27,636	37,117
Goodwill	897,949	898,031
Deferred charges and other assets	132,182	137,834

Total assets	$4,524,010	$4,554,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$177,711	$172,848
Accrued expenses and other liabilities	277,183	254,289
Current maturities of long-term debt and capital lease obligations	40,744	63,134

Total current liabilities	495,638	490,271

Deferred income taxes	108,017	94,023
Long-term debt and capital lease obligations, less current maturities	3,061,931	3,144,223
Interest rate swap contract	267,548	283,750
Other long-term liabilities	202,685	207,286

Total liabilities	4,135,819	4,219,553

Redeemable equity securities	51,498	48,868

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 246,612 and 244,221 shares issued at March 31, 2009 and December 31, 2008, respectively	2,466	2,442
Accumulated other comprehensive income (loss), net of income taxes	(161,133)	(169,914)
Additional paid-in capital	110,577	108,374
Retained earnings	284,235	238,219

Total Health Management Associates, Inc. stockholders’ equity	236,145	179,121
Noncontrolling interests	100,548	106,690

Total stockholders’ equity	336,693	285,811

Total liabilities and stockholders’ equity	$4,524,010	$4,554,232

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2009 and 2008

(in thousands)

(unaudited)

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive Income (Loss), net	Additional Paid-in Capital	Retained Earnings	Non- controlling Interests	Totals
	Shares	Par Value
Balances at January 1, 2009 (as adjusted—see Note 7)	244,221	$2,442	$(169,914)	$108,374	$238,219	$106,690	$285,811

Comprehensive income:
Net income	—	—	—	—	46,016	6,553	52,569
Unrealized losses on available-for-sale securities, net	—	—	(922)	—	—	—	(922)
Change in fair value of interest rate swap contract, net	—	—	9,703	—	—	—	9,703

Total comprehensive income ($54,797 and $6,553 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)							61,350
Issuances of deferred stock and restricted stock	2,391	24	—	(24)	—	—	—
Stock-based compensation expense	—	—	—	2,759	—	—	2,759
Income tax adjustments from issuances of deferred stock and restricted stock and other matters	—	—	—	(532)	—	—	(532)
Distributions to noncontrolling shareholders	—	—	—	—	—	(12,695)	(12,695)

Balances at March 31, 2009	246,612	$2,466	$(161,133)	$110,577	$284,235	$100,548	$336,693

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive Income (Loss), net	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- controlling Interests	Totals
	Shares	Par Value
Balances at January 1, 2008 (as reported)	277,184	$2,772	$(57,860)	$623,485	$71,706	$(559,075)	$—	$81,028
Effects of new accounting pronouncements (see Note 7):
Statement of Financial Accounting Standards No. 160	—	—	—	—	—	—	917	917
Financial Accounting Standards Board Staff Position 14-1	—	—	—	(8,473)	(1,636)	—	—	(10,109)

Balances at January 1, 2008 (as adjusted)	277,184	2,772	(57,860)	615,012	70,070	(559,075)	917	71,836

Comprehensive income:
Net income (as adjusted—see Note 7)	—	—	—	—	133,258	—	800	134,058
Unrealized losses on available-for-sale securities, net	—	—	(1,244)	—	—	—	—	(1,244)
Change in fair value of interest rate swap contract, net	—	—	(62,014)	—	—	—	—	(62,014)

Total comprehensive income ($70,000 and $800 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)								70,800
Issuances of deferred stock and restricted stock	401	4	—	(4)	—	—	—	—
Stock-based compensation expense	—	—	—	4,300	—	—	—	4,300
Income tax adjustments from issuances of deferred stock and restricted stock and other matters	—	—	—	(223)	—	—	—	(223)
Forfeited restricted stock dividends	—	—	—	2,326	—	—	—	2,326
Investments by noncontrolling shareholders	—	—	—	—	—	—	92,458	92,458
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(211)	(211)

Balances at March 31, 2008 (as adjusted)	277,585	$2,776	$(121,118)	$621,411	$203,328	$(559,075)	$93,964	$241,286

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
		(as adjusted - see Note 7)

Cash flows from operating activities:
Consolidated net income	$52,569	$134,058
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	62,634	60,282
Provision for doubtful accounts	143,983	128,970
Stock-based compensation expense	2,759	4,300
(Gains) losses on sales of assets, net	112	(203,320)
Gains on early extinguishment of debt	(16,735)	—
Write-offs of deferred financing costs	194	629
Long-lived asset impairment charge	—	921
Deferred income tax expense	8,647	66,053
Changes in assets and liabilities of continuing operations:
Accounts receivable	(190,791)	(170,753)
Supplies, prepaid expenses and other current assets	(2,771)	(3,281)
Prepaid and recoverable income taxes	33,214	77,427
Deferred charges and other long-term assets	(1,253)	(463)
Accounts payable	7,516	9,526
Accrued expenses and other liabilities	15,294	13,047
Equity compensation excess income tax benefits	(144)	—
Loss from discontinued operations, net	1,508	27,732

Net cash provided by continuing operating activities	116,736	145,128

Cash flows from investing activities:
Additions to property, plant and equipment	(65,171)	(46,805)
Proceeds from sales of assets	713	178
Proceeds from the sale of discontinued operations	—	3,500
(Increase) decrease in restricted funds, net	3,677	(2,923)
Acquisitions and other	—	(2,420)

Net cash used in continuing investing activities	(60,781)	(48,470)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(29,108)	(62,095)
Repurchases of convertible debt securities in the open market	(59,338)	—
Cash received from noncontrolling shareholders	2,630	302,878
Cash payments to noncontrolling shareholders	(12,695)	(1,803)
Equity compensation excess income tax benefits	144	—

Net cash provided by (used in) continuing financing activities	(98,367)	238,980

Net increase (decrease) in cash and cash equivalents before discontinued operations	(42,412)	335,638
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	1,721	(3,027)
Investing activities	3	(871)
Financing activities	(39)	(859)

Net increase (decrease) in cash and cash equivalents	(40,727)	330,881
Cash and cash equivalents at the beginning of the period	143,614	123,987

Cash and cash equivalents at the end of the period	$102,887	$454,868

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

1.	Business and Basis of Presentation

Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) provide health care services to patients in hospitals and other health care facilities located primarily in non-urban communities in the southeastern United States. As of March 31, 2009, we operated 56 hospitals in fifteen states with a total of 8,082 licensed beds. At such date, eighteen and ten of our hospitals were located in Florida and Mississippi, respectively.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 4.

The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The interim condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. Our results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and changes in the domestic economy.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

As more fully discussed at Note 7, the prior year interim condensed consolidated financial statements have been adjusted to comply with certain new GAAP requirements and reclassified to conform to the current year presentation.

2.	Long-Term Debt

The following discussion of our long-term debt should be read in conjunction with Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The table below summarizes our long-term debt (in thousands).

	March 31, 2009	December 31, 2008
		(as adjusted - see Note 7)

Revolving credit facilities (a)	$—	$—
Term Loan (a)	2,554,559	2,579,875
6.125% Senior Notes due 2016, net of discounts of approximately $2,599 and $2,691 at March 31, 2009 and December 31, 2008, respectively	397,401	397,309
2028 Notes, net of discounts of approximately $20,911 and $42,670 at March 31, 2009 and December 31, 2008, respectively (b)	80,539	157,330
Installment notes and other unsecured long-term debt	8,294	8,191
Capital lease obligations	61,882	64,652

	3,102,675	3,207,357
Less current maturities	(40,744)	(63,134)

Long-term debt and capital lease obligations, less current maturities	$3,061,931	$3,144,223

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

a. Senior Secured Credit Facilities. Our senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. Based on the annual Excess Cash Flow generated during the year ended December 31, 2008, we repaid approximately $18.4 million of principal during the three months ended March 31, 2009 (the corresponding amount repaid in 2008 was $47.7 million). In connection with our annual Excess Cash Flow payments and certain other nominal Term Loan prepayments, $0.2 million and $0.6 million of deferred financing costs were written off during the three months ended March 31, 2009 and 2008, respectively.

During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Therefore, we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract. The interest rate swap contract provides for us to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At March 31, 2009, approximately $31.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 3.0% on both March 31, 2009 and May 1, 2009).

Although there were no amounts outstanding under the Revolving Credit Agreement on May 1, 2009, standby letters of credit in favor of third parties of approximately $42.7 million reduced the amount available for borrowing thereunder to $457.3 million on such date. The effective interest rates on the variable rate Revolving Credit Agreement were approximately 2.9% and 2.8% on March 31, 2009 and May 1, 2009, respectively.

b. 3.75% Convertible Senior Subordinated Notes due 2028. On May 21, 2008, we completed a private placement of $250.0 million of 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933. After transaction-related costs, the sale of the 2028 Notes resulted in our receipt of net proceeds of approximately $244.0 million, which we used to repurchase certain of our 1.50% Convertible Senior Subordinated Notes due 2023 in the open market. During December 2008, we repurchased $50.0 million of principal face amount 2028 Notes in the open market.

During the three months ended March 31, 2009, we used cash on hand to repurchase approximately $98.6 million of principal face amount 2028 Notes. Such notes were repurchased in the open market at approximately 60.2% of their principal face amount, plus accrued and unpaid interest. In connection with these 2028 Note repurchases, we recorded gains on the early extinguishment of debt aggregating approximately $16.7 million.

General. The estimated fair values of our long-term debt instruments were as follows (in thousands):

	March 31, 2009	December 31, 2008
2028 Notes	$67,014	$86,956
6.125% Senior Notes due 2016	330,000	256,000
Term Loan	2,090,958	1,694,419

The estimated fair values of our other long-term debt instruments reasonably approximate their carrying amounts in the condensed consolidated balance sheets.

At March 31, 2009, we were in compliance with the financial and other covenants contained in our debt agreements.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of outstanding common shares. Diluted earnings per share is computed on the basis of the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, primarily computed using the treasury stock method. The table below sets forth the computations of basic and diluted earnings (loss) per share for our common stockholders (in thousands, except per share amounts).

	Three Months Ended March 31,
	2009	2008
		(as adjusted – see Note 7)
Amounts attributable to the common stockholders of Health Management Associates, Inc:

Numerators:
Income from continuing operations	$47,524	$160,990
Loss from discontinued operations	(1,508)	(27,732)

Numerator for diluted earnings per share (net income)	$46,016	$133,258

Denominators:
Denominator for basic earnings per share—weighted average number of outstanding common shares	244,774	243,187
Effect of dilutive securities:
Stock-based compensation	455	547

Denominator for diluted earnings per share	245,229	243,734

Earnings (loss) per share:
Basic
Continuing operations	$0.19	$0.66
Discontinued operations	—	(0.11)

Net income	$0.19	$0.55

Diluted
Continuing operations	$0.19	$0.66
Discontinued operations	—	(0.11)

Net income	$0.19	$0.55

Options to purchase approximately 13.0 million and 15.1 million shares of our common stock were not included in the computations of diluted earnings per share during the three months ended March 31, 2009 and 2008, respectively, because such options’ exercise prices were greater than the average market price of our common stock during the respective measurement periods. During the three months ended March 31, 2009 and 2008, approximately 4.0 million and 5.2 million shares, respectively, of deferred stock and restricted stock were not included in the computation of diluted earnings per share because their effect was antidilutive or attainment of required performance conditions for certain stock-based compensation was not deemed probable.

4.	Discontinued Operations

Our discontinued operations during the periods presented herein included: (i) the 172-bed Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas; (ii) 189-bed Gulf Coast Medical Center in Biloxi, Mississippi; (iii) 79-bed Southwest Regional Medical Center in Little Rock, Arkansas; and (iv) certain other health care operations affiliated with those hospitals. As discussed at Note 6, our physician practices in North Carolina and South Carolina were transitioned to affiliates of Novant Health, Inc. during 2008 and, accordingly, discontinued operations also included those entities.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Discontinued Operations (continued)

Gulf Coast Medical Center (“GCMC”) and the Woman’s Center at Dallas Regional Medical Center (the “Center”) were closed on January 1, 2008 and June 1, 2008, respectively. Although we are currently evaluating various disposal alternatives for those hospitals’ tangible long-lived assets, which primarily consist of property, plant and equipment, the timing of such divestitures has not yet been determined. During our evaluative process, we concluded that the estimated fair value of the Center’s long-lived assets, less costs to sell, was lower than its net book value at March 31, 2008. Accordingly, we recorded a long-lived asset and goodwill impairment charge of $23.1 million during the three months ended March 31, 2008 to reduce the Center’s long-lived assets to their estimated net realizable value and write-off all of the Center’s allocated goodwill.

We closed Southwest Regional Medical Center (“SRMC”) on July 15, 2008. On August 28, 2008, we completed the sale of the hospital’s tangible long-lived assets, which primarily consisted of property, plant and equipment. The selling price, which was paid in cash, was approximately $14.3 million.

The operating results and cash flows of discontinued operations are included in our consolidated financial statements up to the date of disposition. Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial position, operating results and cash flows of the Center, GCMC and SRMC have been presented as discontinued operations in the interim condensed consolidated financial statements. The assets of discontinued operations presented in the condensed consolidated balance sheets consisted of GCMC’s and the Center’s remaining tangible long-lived assets. The table below sets forth the underlying details of discontinued operations (in thousands).

	Three Months Ended March 31,
	2009	2008
Net revenue	$146	$20,539

Operating expenses:
Salaries and benefits	41	19,670
Provision for doubtful accounts	2,092	4,659
Depreciation and amortization	—	1,476
Other operating expenses	421	9,197
Long-lived asset and goodwill impairment charge	—	23,100

Total operating expenses	2,554	58,102

Loss from operations	(2,408)	(37,563)
Other income (expense), net	3	(7,714)

Loss before income taxes	(2,405)	(45,277)
Income tax benefit	897	17,545

Loss from discontinued operations	$(1,508)	$(27,732)

5.	Fair Value Measurements

During September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. On January 1, 2009, we adopted the provisions of SFAS No. 157 that relate to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis; however, there was no impact on our financial position or results of operations. Later in 2009, we will use SFAS No. 157’s new fair value measurement criteria during our testing for goodwill impairment.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements (continued)

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the estimated fair values of our financial assets (liabilities) as of March 31, 2009 (in thousands).

	Level 1	Level 2	Level 3
Available-for-sale securities	$8,244	$—	$—
Interest rate swap contract	—	(267,548)	—

Totals	$8,244	$(267,548)	$—

The estimated fair value of our interest rate swap contract was determined using a model that considers various assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the SFAS No. 157 hierarchy. The model also incorporates valuation adjustments for credit risk.

6.	Other Significant Matters

Joint Venture Activity. We have established joint ventures to own/lease and operate sixteen of our general acute care hospitals, including two new joint ventures during the three months ended March 31, 2009. Local physicians and/or other health care organizations own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage each hospital’s day-to-day operations. We continue to evaluate new joint venture opportunities and have several such transactions currently pending.

On March 31, 2008, an affiliate of Novant Health, Inc. paid us $300.0 million for (i) a 27% equity interest in a limited liability company that owns/leases and operates our seven general acute care hospitals in North Carolina and South Carolina and (ii) certain property, plant and equipment of the physician practices that are affiliated with those hospitals. After considering approximately $84.1 million of goodwill allocated to the North Carolina and South Carolina hospitals, this transaction yielded a gain from continuing operations of $203.4 million ($0.51 per diluted share) and had a nominal impact on our discontinued operations. Gain treatment would not have been permitted for this transaction under the FASB’s new accounting standard that was effective January 1, 2009 and is further discussed at Note 7. During 2008, affiliates of Novant Health, Inc. assumed full operational and fiscal responsibility for the aforementioned physician practices; however, we are required to partially subsidize the losses, if any, of such physician practices for a period of up to three years in an amount not to exceed $4.0 million per annum, subject to offset in certain circumstances. Accordingly, discontinued operations for the three months ended March 31, 2008 included a charge of approximately $7.9 million for the present value of our estimated physician practice subsidy payments.

Income Taxes. Our effective income tax rates were approximately 35.7% and 38.6% during the three months ended March 31, 2009 and 2008, respectively. During 2009, our effective income tax rate was lower due to an increase in the net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements. Our provision for income taxes during the three months ended March 31, 2009 was adversely impacted by adjustments pertaining to stock-based compensation and the related additional paid-in capital pool of excess income tax benefits.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Other Significant Matters (continued)

Physician and Physician Group Guarantees. We are committed to providing financial assistance pursuant to certain recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that our hospitals serve. At March 31, 2009, we were committed to non-cancelable guarantees of approximately $31.6 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the contractual measurement periods, which generally approximate one year. We believe that the recorded liability for physician and physician group guarantees of approximately $9.8 million at March 31, 2009 is adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimate.

Comprehensive Income and Related Other. SFAS No. 130, Reporting Comprehensive Income, established standards for reporting comprehensive income and its components. SFAS No. 130 defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. The details of our total consolidated comprehensive income are presented below (in thousands).

	Three Months Ended March 31,
	2009	2008
		(as adjusted - see Note 7)
Consolidated net income	$52,569	$134,058
Components of other comprehensive income (loss):
Gross changes attributable to:
Interest rate swap contract	16,202	(103,539)
Available-for-sale securities	(1,419)	(1,943)
Income taxes attributable to:
Interest rate swap contract	(6,499)	41,525
Available-for-sale securities	497	699

Other comprehensive income (loss)	8,781	(63,258)

Total consolidated comprehensive income	$61,350	$70,800

The accumulated other comprehensive income (loss) attributable to our interest rate swap contract liability was approximately $160.2 million and $169.9 million at March 31, 2009 and December 31, 2008, respectively.

7.	Noncontrolling Interests and Convertible Debt Accounting

During December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. We were required to adopt this new accounting pronouncement on January 1, 2009. Early adoption was prohibited. SFAS No. 160 had no material accounting impact on our financial position or results of operations. However, we conformed the presentation of the interim condensed consolidated financial statements included in this report with the new requirements set forth in SFAS No. 160. Specifically, we are required to present (i) noncontrolling (minority) interests as equity in our consolidated balance sheets and (ii) earnings attributable to noncontrolling interests as part of our consolidated earnings and not as a separate component of income or expense. Notwithstanding the provisions of SFAS No. 160, the Securities and Exchange Commission issued guidance for registrants with equity-classified securities that are redeemable for cash at the option of the holders of such securities. In those circumstances, a registrant must use a temporary equity classification and capture the minimum amount that could be unilaterally redeemed for cash. Because certain holders of our noncontrolling interests maintain these unilateral rights, we characterized the related amounts as a temporary equity in our consolidated balance sheets under the caption “redeemable equity securities.”

On May 9, 2008, the FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which, among other things, requires issuers of certain convertible debt instruments to separately account for the liability and equity components thereof and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. APB 14-1 also requires retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on periods prior to those presented being recognized as of the beginning of the first period presented. We were required to adopt this new accounting standard on January 1, 2009. Early adoption of APB 14-1 was prohibited. As part of our retrospective restatement, we elected January 1, 2007 as the effective date of our cumulative effect of an accounting change for APB 14-1.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Noncontrolling Interests and Convertible Debt Accounting (continued)

The schedules below adjust certain of our historical consolidated financial statements for: (i) the presentation modifications mandated by SFAS No. 160 and related guidance provided by the Securities and Exchange Commission; (ii) the retrospective restatement required by APB 14-1; and (iii) certain minor reclassifications to conform to the current period presentation in the interim consolidated statements of income. The effects of these adjustments have also been reflected in the condensed consolidated statement of cash flows for the three months ended March 31, 2008. Basic and diluted earnings (loss) per share for the three months ended March 31, 2008 did not change as a result of the adjustments.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Three Months Ended March 31, 2008

(in thousands)

	As Reported	SFAS No. 160	APB 14-1	Reclassifications	As Adjusted
Net revenue	$1,152,572	$—	$—	$(68)	$1,152,504
Total operating expenses	1,028,412	—	—	—	1,028,412

Income from operations	124,160	—	—	(68)	124,092
Gains on sales of assets, net	203,320	—	—	—	203,320
Interest and other income, net	—	—	—	1,127	1,127
Interest expense	(62,204)	—	(1,031)	(1,059)	(64,294)
Write-offs of deferred financing costs	(629)	—	—	—	(629)

Income from continuing operations before minority interests and income taxes	264,647	—	(1,031)	—	263,616
Minority interests in earnings of consolidated entities	(800)	800	—	—	—

Income from continuing operations before income taxes	263,847	800	(1,031)	—	263,616
Provision for income taxes	(102,239)	—	413	—	(101,826)

Income from continuing operations	161,608	800	(618)	—	161,790
Loss from discontinued operations, net of income taxes	(27,732)	—	—	—	(27,732)

Consolidated net income	133,876	800	(618)	—	134,058
Net income attributable to noncontrolling interests	—	(800)	—	—	(800)

Net income attributable to Health Management Associates, Inc.	$133,876	$—	$(618)	$—	$133,258

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2008

(in thousands)

	As Reported	SFAS No. 160	APB 14-1	As Adjusted
Total current assets	$1,051,081	$—	$—	$1,051,081
Property, plant and equipment, net	2,430,169	—	—	2,430,169
Goodwill	898,031	—	—	898,031
Other long-term assets	176,248	—	(1,297)	174,951

Total assets	$4,555,529	$—	$(1,297)	$4,554,232

Total current liabilities	$490,271	$—	$—	$490,271
Deferred income taxes	77,474	—	16,549	94,023
Long-term debt and capital lease obligations, less current maturities	3,186,893	—	(42,670)	3,144,223
Other long-term liabilities	491,036	—	—	491,036
Minority interests in consolidated entities	155,558	(155,558)	—	—

Total liabilities	4,401,232	(155,558)	(26,121)	4,219,553

Redeemable equity securities	—	48,868	—	48,868

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock	—	—	—	—
Common stock	2,442	—	—	2,442
Accumulated other comprehensive income (loss), net	(169,914)	—	—	(169,914)
Additional paid-in capital	82,838	—	25,536	108,374
Retained earnings	238,931	—	(712)	238,219

Total Health Management Associates, Inc. stockholders’ equity	154,297	—	24,824	179,121
Noncontrolling interests	—	106,690	—	106,690

Total stockholders’ equity	154,297	106,690	24,824	285,811

Total liabilities and stockholders’ equity	$4,555,529	$—	$(1,297)	$4,554,232

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Contingencies

Class Action Lawsuits

Stockholder Actions. On or about August 2, 2007, Health Management Associates, Inc. (referred to as “HMA” for Note 8 purposes) and certain of its executive officers and directors were named as defendants in a purported stockholder class action entitled Cole v. Health Management Associates, Inc. et al. (No. 2:07-CV-0484) (the “Cole Action”), which was filed in the U.S. District Court for the Middle District of Florida, Fort Myers Division (the “Florida District Court”). After other purported stockholders filed motions to be appointed as the lead plaintiff, the Florida District Court designated the City of Ann Arbor Employees’ Retirement System as the lead plaintiff pursuant to the Private Securities Litigation Reform Act (the “PSLRA”). The case continues to be administered under the docket number and caption assigned to the Cole Action. On July 31, 2008, the lead plaintiff filed a consolidated complaint, which names HMA and three current and former officers and directors as defendants. The lead plaintiff alleges (i) that certain statements made by HMA regarding its provision for doubtful accounts pertaining to self-pay patients were false and misleading and (ii) violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lead plaintiff purports to represent a class of stockholders who purchased HMA’s common stock during the period January 17, 2007 through August 1, 2007. On October 16, 2008, the defendants moved to dismiss the consolidated complaint for failure to state a claim and failure to plead fraud with the particularity required by both the PSLRA and Rule 9(b) of the Federal Rules of Civil Procedure. On December 8, 2008, the lead plaintiff filed a brief opposing the defendants’ motion to dismiss the consolidated complaint. On February 5, 2009, the defendants filed a reply brief in support of their motion to dismiss.

ERISA Actions. On or about August 20, 2007, HMA and certain of its executive officers and directors were named as defendants in an action entitled Ingram v. Health Management Associates, Inc. et al. (No. 2:07-CV-00529), which was filed in the Florida District Court. This action purports to be brought as a class action on behalf of all participants in or beneficiaries of the Health Management Associates, Inc. Retirement Savings Plan (the “Plan”) during the period January 17, 2007 through August 20, 2007 and whose participant accounts included shares of HMA’s common stock. The plaintiff alleges, among other things, that the defendants: (i) breached their fiduciary responsibilities to Plan participants and their beneficiaries under the Employee Retirement Income Security Act of 1974 (“ERISA”) and neglected to adequately supervise the management and administration of the Plan; (ii) failed to communicate complete, full and accurate information regarding the Plan’s investments in HMA’s common stock; and (iii) had conflicts of interest.

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

Derivative Lawsuit. On August 28, 2007, HMA’s directors, three of its executive officers and HMA, as a nominal defendant, were named as defendants in a putative shareholder derivative action entitled Martens v. Health Management Associates, Inc. et al. (C.A. 07-2957), which was filed in the Circuit Court of the 20th Judicial Circuit in Collier County, Florida, Civil Division. The plaintiff’s claims are based on the same factual allegations as the Cole Action. Additionally, the plaintiff alleges that HMA’s payment of a special cash dividend of $10.00 per share of common stock in March 2007 was wasteful. The plaintiff further alleges claims for breach of fiduciary duty, abuse of control, mismanagement, waste and unjust enrichment. The plaintiff seeks, among other things: (i) unspecified monetary damages and restitution from the officers and directors; (ii) modifications to HMA’s governance and internal control; and (iii) an award of attorneys’ fees and

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

Ascension Health Lawsuit. On February 14, 2006, we announced that we terminated non-binding negotiations with Ascension Health (“Ascension”) and withdrew our non-binding offer to acquire Ascension’s St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against HMA, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that HMA (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $35 million in damages. On July 17, 2007, HMA removed the case to the United States District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104).

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe we breached a confidentiality agreement. Accordingly, we consider the lawsuit filed by the Ascension subsidiaries to be without merit and we intend to vigorously defend HMA against the allegations.

Medicare Billing Lawsuit. HMA and one of its subsidiaries have been named in a qui tam lawsuit entitled United States of America ex rel. Ted D. Kosenske, M.D. v. Carlisle HMA, Inc. and Health Management Associates, Inc. (No. 1:05-CV-2184), which was filed in the U.S. District Court for the Middle District of Pennsylvania (the “Pennsylvania District Court”). Although the False Claims Act grants the federal government the right to intervene in qui tam actions, the government has declined to do so in this lawsuit. Carlisle HMA, Inc. has owned and operated Carlisle Regional Medical Center and other health care facilities in Carlisle, Pennsylvania since they were acquired from an unrelated not-for-profit organization in June 2001. The plaintiff’s complaint alleges that since 1998 the defendants and the hospital’s previous owner erroneously submitted outpatient hospital claims for pain management services to Medicare and that those claims were falsely certified to be in compliance with the Stark Act and the Anti-Kickback Act.

On November 14, 2007, the Pennsylvania District Court granted the defendants’ motion for summary judgment on the grounds that there were no violations of either the Stark Act or the Anti-Kickback Act. On January 21, 2009, the U.S. Court of Appeals for the 3rd Circuit (docket No. 07-4616) reversed the lower court’s decision and remanded the case back to the Pennsylvania District Court for further proceedings. On March 9, 2009, the defendants petitioned the U.S. Court of Appeals for a rehearing of its decision but this petition was denied on April 14, 2009. We intend to vigorously defend HMA and Carlisle HMA, Inc. against the allegations.

General. As it is not possible to estimate the ultimate loss, if any, relating to the abovementioned lawsuits, no loss accruals have been recorded for those matters at either March 31, 2009 or December 31, 2008. We are also a party to various other legal actions arising out of the normal course of our business; however, we believe that the ultimate resolution of such actions will not have a material adverse effect on us.

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

Results of Operations

Overview

On March 31, 2009, Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) operated 56 hospitals with a total of 8,082 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1. Other than a 2008 long-lived asset and goodwill impairment charge of $23.1 million and a 2008 charge of $7.9 million for the estimated cost of partially subsidizing certain third party physician practice losses, such discontinued operations were not material to our consolidated results of operations during the periods presented herein.

During the three months ended March 31, 2009, which we refer to as the 2009 Three Month Period, we experienced net revenue growth over the three months ended March 31, 2008, which we refer to as the 2008 Three Month Period, of approximately 3.1%. Such growth primarily resulted from favorable case mix trends and improvements in reimbursement rates. During the 2009 Three Month Period, income from continuing operations declined by approximately $107.7 million when compared to the 2008 Three Month Period. This decline was largely due to a 2008 gain of $203.4 million from the sale of a 27% minority equity interest in our seven general acute care hospitals in North Carolina and South Carolina. Excluding such gain, our income from continuing operations during the 2009 Three Month Period increased by approximately $16.8 million. The primary factors contributing to this year-over-year increase in profitability were: (i) lower costs for salaries and benefits; (ii) decreased interest costs; and (iii) gains totaling $16.7 million from the early extinguishment of debt during the 2009 Three Month Period. Partially offsetting these items was an increase in our provision for doubtful accounts during the 2009 Three Month Period.

In light of the downturn in the domestic economy, turbulence in the worldwide credit markets and uncertainties about economic conditions in 2009 and beyond, we recently implemented several company-wide cost containment measures. The initiatives that we undertook were designed to position our company to remain profitable and strategically flexible while continually providing the highest level of patient care. Among other things, the cost containment measures that we have implemented to date include personnel reductions, postponements of merit pay increases, new hire limitations and modifications to certain employee benefit plans. There can be no assurances that our actions will adequately address a severe or prolonged domestic recession and/or other economic headwinds that we may face.

At our hospitals, all of which were in operation during the entirety of the 2009 Three Month Period and the 2008 Three Month Period, surgical volume, hospital admissions and emergency room visits decreased during the 2009 Three Month Period by approximately 3.1%, 0.2% and 2.3%, respectively. These declines were primarily due to the current downturn in the domestic economy and an extra day during the 2008 Three Month Period for leap year. We have implemented action plans at certain hospitals to address unfavorable operating trends, including, among other things, hiring new management teams, modifying physician employment agreements, renegotiating payor contracts and initiating patient, physician and employee satisfaction surveys. In this regard, our prime objective is to stabilize operations in the areas of patient volume, operating margins, uninsured/underinsured patient levels and the provision for doubtful accounts. We also seek opportunities for market development in the communities that our hospitals serve. Furthermore, we continue to invest significant resources in physician recruitment and retention, emergency room operations and capital projects at our hospitals. We believe that our strategic initiatives will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions.

We have also taken the steps that we believe are necessary to achieve industry leadership in clinical quality. Our vision is that over the next two to three years we will be the highest rated health care provider of any hospital system in the country, as measured by Medicare. With new clinical affairs leadership to support this critical quality initiative, we are now measuring the appropriate performance objectives, increasing accountability for achieving those objectives and recognizing the leaders whose quality indicators and clinical outcomes demonstrate improvement.

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net revenue during both the 2009 Three Month Period and the 2008 Three Month Period generated on an outpatient basis. Recognizing the importance of these services, we have improved many of our health care facilities to meet the outpatient needs of the communities that they serve. We have also invested substantial capital in many of our hospitals and clinics during the past several years, resulting in improvements and enhancements to our diagnostic imaging and ambulatory surgical services. We believe that, as a result of our continuous operational focus, our adjusted admissions, which adjust admissions for outpatient volume, increased approximately 0.1% during the 2009 Three Month Period when compared to the 2008 Three Month Period.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. Although this general industry trend has affected us, we experienced a decline in self-pay admission activity during the year ended December 31, 2008 when compared to the year ended December 31, 2007. More recently, our self-pay admissions as a percent of total admissions increased from approximately 6.2% during the 2008 Three Month Period to 6.4% during the 2009 Three Month Period. There can be no assurances that our self-pay admissions will not continue to grow in future periods, especially in light of the downturn in the domestic economy. We regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

Critical Accounting Policies and Estimates Update

Other than the accounting and financial reporting changes required under U.S. generally accepted accounting principles that are further discussed at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1, there were no material changes to our critical accounting policies and estimates during the 2009 Three Month Period.

2009 Three Month Period Compared to the 2008 Three Month Period

The tables below summarize our operating results for the 2009 Three Month Period and the 2008 Three Month Period.

	Three Months Ended March 31,
	2009		2008
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$1,188,023	100.0%	$1,152,504	100.0%

Operating expenses:
Salaries and benefits	464,213	39.1	467,803	40.6
Supplies	165,438	13.9	156,873	13.6
Provision for doubtful accounts	143,983	12.1	128,970	11.2
Depreciation and amortization	60,916	5.1	57,458	5.0
Rent expense	25,310	2.2	22,135	1.9
Other operating expenses	205,686	17.3	195,173	16.9

Total operating expenses	1,065,546	89.7	1,028,412	89.2

Income from operations	122,477	10.3	124,092	10.8

Other income (expense):
Gains (losses) on sales of assets, net	(112)	—	203,320	17.6
Interest and other income, net	248	—	1,127	0.1
Interest expense	(55,011)	(4.6)	(64,294)	(5.6)
Gains on early extinguishment of debt	16,735	1.4	—	—
Write-offs of deferred financing costs	(194)	—	(629)	(0.1)

Income from continuing operations before income taxes	84,143	7.1	263,616	22.8
Provision for income taxes	(30,066)	(2.5)	(101,826)	(8.8)

Income from continuing operations	$54,077	4.6%	$161,790	14.0%

	Three Months Ended March 31,				Percent
	2009	2008	Change		Change
Total Hospitals
Occupancy	49.6%	51.1%	(150	) bps*	n/a
Patient days	356,813	365,774	(8,961)		(2.4)%
Admissions	83,361	83,551	(190)		(0.2)%
Adjusted admissions	140,649	140,515	134		0.1%
Emergency room visits	354,819	363,356	(8,537)		(2.3)%
Surgeries	68,347	70,533	(2,186)		(3.1)%
Outpatient revenue percent	46.9%	47.0%	(10	) bps	n/a
Inpatient revenue percent	53.1%	53.0%	10	bps	n/a

*	basis points

Net revenue during the 2009 Three Month Period was approximately $1,188.0 million as compared to $1,152.5 million during the 2008 Three Month Period. This change represented an increase of $35.5 million or 3.1%. Substantially all such increase resulted from reimbursement rate increases and favorable case mix trends. Net revenue per adjusted admission increased approximately 3.0% during the 2009 Three Month Period as compared to the 2008 Three Month Period. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2009 Three Month Period increased 90 basis points to 12.1% of net revenue as compared to 11.2% of net revenue during the 2008 Three Month Period. This change is primarily due to an increase in (i) the prevalence of uninsured patients in the mix of patients that we serve and (ii) co-payments and deductibles due from underinsured patients, which subject us to a higher risk of collection.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, is important because it provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2009 Three Month Period and the 2008 Three Month Period, our Uncompensated Patient Care Percentage was determined to be 23.8% and 22.7%, respectively. The increase during the 2009 Three Month Period reflects, among other things, a larger provision for doubtful accounts for our self-pay patients.

Salaries and benefits as a percent of net revenue decreased to 39.1% during the 2009 Three Month Period from 40.6% during the 2008 Three Month Period. The corresponding percentages for our hospital operations were 37.3% and 39.1%, respectively. These declines were primarily due to our recently implemented company-wide cost containment measures, such as headcount reductions, new hire limitations, lower personnel turnover, postponements of merit pay increases and a suspension of substantially all matching contributions to our 401(k) plan.

Supplies as a percent of net revenue increased from 13.6% during the 2008 Three Month Period to 13.9% during the 2009 Three Month Period. This increase was primarily due to more cardiology procedures during the 2009 Three Month Period, which resulted in our utilization of a larger quantity of costly cardiac implant devices and related supplies.

Other operating expenses as a percent of net revenue increased from 16.9% during the 2008 Three Month Period to 17.3% during the 2009 Three Month Period. This change is primarily due to increased costs for repairs and maintenance, professional fees and utilities, partially offset by a reduction in our advertising and marketing costs.

During the 2008 Three Month Period, we recorded a gain of approximately $203.4 million from the sale of a 27% equity interest in a limited liability company that owns/leases and operates our seven general acute care hospitals in North Carolina and South Carolina. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding this transaction and other related matters.

Interest expense decreased from approximately $64.3 million during the 2008 Three Month Period to $55.0 million during the 2009 Three Month Period. Such decrease was primarily due to (i) a lower average outstanding principal balance under our $2.75 billion seven-year term loan during the 2009 Three Month Period as compared to the 2008 Three Month Period and (ii) a significant reduction of the interest expense from our 1.50% Convertible Senior Subordinated Notes due 2023, substantially all of which were repurchased during 2008. Partially offsetting these reductions was interest expense from the 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”) that we sold on May 21, 2008. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

During the 2009 Three Month Period, we repurchased certain of the 2028 Notes, yielding a total gain on the early extinguishment of debt of approximately $16.7 million. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2(b) to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the 2028 Notes.

Our effective income tax rates were approximately 35.7% and 38.6% during the 2009 Three Month Period and the 2008 Three Month Period, respectively. During 2009, our effective income tax rate was lower due to an increase in the net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements. Our provision for income taxes during the 2009 Three Month Period was adversely impacted by adjustments pertaining to stock-based compensation and the related additional paid-in capital pool of excess income tax benefits.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Below is a summary of our recent cash flow activity (in thousands).

	Three Months Ended March 31,
	2009	2008
Sources (uses) of cash and cash equivalents:
Operating activities	$116,736	$145,128
Investing activities	(60,781)	(48,470)
Financing activities	(98,367)	238,980
Discontinued operations	1,685	(4,757)

Net increase (decrease) in cash and cash equivalents	$(40,727)	$330,881

Operating Activities

Our cash flows from continuing operating activities decreased approximately $28.4 million, or 19.6%, during the 2009 Three Month Period when compared to the 2008 Three Month Period. This decrease primarily related to net federal and state income tax refunds of approximately $42.3 million during the 2008 Three Month Period, as compared to $13.2 million during the 2009 Three Month Period. Our cash flows during the 2009 Three Month Period were favorably impacted by lower interest payments than the 2008 Three Month Period.

Investing Activities

Cash used in investing activities during the 2009 Three Month Period included approximately $65.2 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities. Partially offsetting such cash outlays was a net decrease in our restricted funds of $3.7 million.

Cash used in investing activities during the 2008 Three Month Period included (i) approximately $46.8 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities, and (ii) an increase in restricted funds of $2.9 million. Partially offsetting these cash outlays were cash receipts of $3.5 million from the sale of discontinued operations (consisting of property, plant and equipment used in our former physician practices in North Carolina and South Carolina). See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations.

Financing Activities

During the 2009 Three Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $29.1 million, including an $18.4 million mandatory annual Excess Cash Flow payment (as described below under “Capital Resources”). We also paid (i) $59.3 million to repurchase certain of our 2028 Notes in the open market and (ii) $12.7 million to noncontrolling shareholders, including the first annual distribution under our seven-hospital joint venture arrangement in North Carolina and South Carolina. See Note 2(b) and Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the 2028 Notes and our joint venture activity, respectively.

During the 2008 Three Month Period, our financing activities included cash paid by noncontrolling shareholders of approximately $302.9 million. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our joint venture activity. During the 2008 Three Month Period, we made principal payments on long-term debt and capital lease obligations of $62.1 million, including a $47.7 million mandatory annual Excess Cash Flow payment (as described below under “Capital Resources”), and we paid $1.8 million to noncontrolling shareholders.

Discontinued Operations

Cash provided by our discontinued operations during the 2009 Three Month Period was approximately $1.7 million and the corresponding cash used in operating our discontinued operations during the 2008 Three Month Period was $4.8 million. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations.

Days Sales Outstanding

Days sales outstanding, or DSO, is calculated by dividing quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 50 days at both March 31, 2009 and December 31, 2008.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that carrybacks, reversals of existing taxable temporary differences and future taxable income will allow us to realize the deferred tax assets that are recognized in our consolidated balance sheets.

Capital Resources

Sales of Assets and Related Activities

In addition to our current initiatives to increase patient volume and operating profit, our plans to enhance cash flow during 2009 and beyond may also include sales of: (i) hospitals and other health care business units that no longer meet our long-term strategic objectives; (ii) certain hospital assets; and (iii) the residual assets of our discontinued operations. We are also considering joint venture opportunities at several of our hospitals to supplement our cash flow. These potential transactions are collectively referred to herein as our “Strategic Transactions.” As discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 and Note 4 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, we recently completed certain Strategic Transactions. There can be no assurances that we will successfully initiate and complete any additional Strategic Transactions on satisfactory terms, if at all, or that any future Strategic Transactions will not cause us to recognize a loss in our consolidated financial statements. Furthermore, our senior secured credit facilities, as described at Note 2(a) to the Interim Condensed Consolidated Financial Statements in Item 1, contain certain covenants that may limit the Strategic Transactions that we would otherwise complete.

Credit Facilities

Senior Secured Credit Facilities. On March 1, 2007, we completed a recapitalization of our balance sheet (the “Recapitalization”) wherein we entered into agreements for $3.25 billion in new variable rate senior secured credit facilities (the “Credit Facilities”). The Credit Facilities were initially used to fund a special cash dividend and repay all amounts outstanding under a predecessor revolving credit agreement. The Credit Facilities consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”).

The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. Based on the annual Excess Cash Flow generated during the year ended December 31, 2008, we repaid approximately $18.4 million of principal during the 2009 Three Month Period. In total, our mandatory principal payments under the Credit Facilities for the year ending December 31, 2009, including the annual Excess Cash Flow payment, will be approximately $44.7 million. During the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is generally payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for the seven-year term of the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Therefore, we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the interest rate swap contract. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 regarding the estimated fair value of our interest rate swap contract. At March 31, 2009, approximately $31.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 3.0% on both March 31, 2009 and May 1, 2009).

Although there were no amounts outstanding under the Revolving Credit Agreement on May 1, 2009, standby letters of credit in favor of third parties of approximately $42.7 million reduced the amount available for borrowing thereunder to $457.3 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.8% on May 1, 2009.

We intend to fund the Term Loan’s quarterly interest payments, required annual principal payments and mandatory annual Excess Cash Flow payments with available cash balances, cash provided by operating activities, cash proceeds from our Strategic Transactions and/or borrowings under the Revolving Credit Agreement.

Demand Promissory Note. We maintain a $20.0 million unsecured Demand Promissory Note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the Demand Promissory Note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest is payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the Demand Promissory Note, plus 0.75%. The Demand Promissory Note’s effective interest rate on May 1, 2009 was approximately 1.8%; however, there were no amounts outstanding thereunder on such date.

3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”)

On May 21, 2008, we completed a private placement of $250.0 million of the 2028 Notes, which are unsecured obligations that are subordinated in right of payment to all of our existing and future senior indebtedness. After transaction-related costs, the sale of the 2028 Notes resulted in our receipt of net proceeds of approximately $244.0 million, which we used to repurchase certain of our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”) in the open market. The 2028 Notes mature on May 1, 2028 and bear interest at a fixed rate of 3.75% per annum. Since December 1, 2008, we have used cash on hand to repurchase $148.6 million of principal face amount 2028 Notes in the open market at approximately 55.0% of their principal face value, plus accrued and unpaid interest. Should market conditions continue to be advantageous to us, we intend to repurchase additional 2028 Notes in the open market during 2009. Any such 2028 Note repurchases and the interest payments on the remaining 2028 Note outstanding principal balance of $101.4 million will be funded with available cash balances, cash provided by operating activities and/or borrowings under the Revolving Credit Agreement.

Debt Covenants

The Credit Facilities and the indentures governing the 2028 Notes, the 2023 Notes and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At March 31, 2009, we were in compliance with the financial and other covenants contained in those debt agreements. Specifically, the table below summarizes what we believe are the key financial covenants under the Credit Facilities and our corresponding actual fiscal performance as of and for the period ended March 31, 2009.

	Requirement	Actual
Minimum required consolidated interest coverage ratio	2.50 to 1.00	2.69 to 1.00
Maximum permitted consolidated leverage ratio	5.50 to 1.00	4.87 to 1.00

Although there can be no assurances, we believe that we will continue to be in compliance with all of our debt covenants. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could, among other things, subject us to higher interest and financing costs on our debt obligations.

Dividends

As part of the Recapitalization, our Board of Directors declared a special cash dividend that totaled approximately $2.43 billion. In light of the special cash dividend that was paid in March 2007, we indefinitely suspended all future dividend payments. Additionally, the Credit Facilities restrict our ability to pay cash dividends.

Standby Letters of Credit

On May 1, 2009, we maintained approximately $42.7 million of standby letters of credit in favor of third parties with various expiration dates through April 8, 2010. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures

We believe that capital expenditures for property, plant and equipment will range from 4% to 5% of our net revenue for the year ending December 31, 2009, which is within the capital expenditure limitation under the Credit Facilities. As of March 31, 2009, a number of hospital renovation and expansion projects were underway. At our Monroe, Georgia location, we have begun site preparation work for a replacement hospital. We estimate that the cost of this replacement hospital, which we are contractually obligated to build, will range from $70 million to $80 million over the multi-year construction period. We do not believe that any of our hospital renovation and expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

Although our long-term business strategy may call for us to acquire hospitals that meet our acquisition criteria, we do not currently anticipate any material acquisitions through December 31, 2009 unless a hospital that we believe is strategic to our business plan becomes available at a reasonable price. We generally fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof.

Hospital Divestitures and Other

As more fully discussed at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1, we intend to sell (i) Gulf Coast Medical Center, formerly a general acute care hospital in Biloxi, Mississippi that we closed on January 1, 2008 and (ii) the Woman’s Center at Dallas Regional Medical Center, formerly a specialty women’s hospital in Mesquite, Texas that we closed on June 1, 2008. However, the timing of such divestitures has not yet been determined.

We intend to use the proceeds from these hospital sales and other Strategic Transactions that we may consummate for general corporate purposes and debt reduction.

Contractual Obligations and Off-Balance Sheet Arrangements

As a result of our repurchases of certain of the 2028 Notes, our long-term debt contractual obligations changed from the amounts disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008. Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 contains further discussion of our debt structure, as well as related activity during the 2009 Three Month Period, and is incorporated herein by reference.

During the 2009 Three Month Period, there were no material changes to the off-balance sheet information provided by us in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “plan,” “continue,” “should,” “project” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, debt structure, principal payments on debt, capital structure, other financial items, statements regarding our plans and objectives for future operations, acquisitions, divestitures and other transactions, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and statements which are other than statements of historical fact.

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008. Furthermore, we operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or results of operations or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements.

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

During the 2009 Three Month Period, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, except for the estimated fair value of our long-term debt. In that regard, the estimated fair value of our long-term debt as a percent of its carrying value increased from approximately 65.8% at December 31, 2008 to 82.4% at March 31, 2009. Such increase was primarily attributable to developments in the domestic and international credit markets during 2009. Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 includes a discussion of our long-term debt activity during the 2009 Three Month Period.

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

Descriptions of and updates to material legal proceedings to which Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) are a party are set forth at Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes the number of shares of our common stock that were withheld to satisfy tax withholding obligations for stock-based compensation awards that vested during each month during the quarter ended March 31, 2009.

Month Ended	Total Number of Shares Purchased	Average Price Per Share
January 31, 2009	297,138	$1.79
February 28, 2009	2,372	2.00
March 31, 2009	—	—

Total	299,510

Item 6.	Exhibits.

See Index to Exhibits beginning on page 26 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: May 8, 2009	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10) Material Contracts

*10.1	Certain executive officer compensation information, including stock awards under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 17, 2009, is incorporated herein by reference.

*10.2	Certain executive officer compensation information regarding cash bonuses awarded under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.