Form 10-Q
period 2009-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2009-08-06
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

As of July 31, 2009, there were 246,636,807 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(as adjusted - see Note 7)		(as adjusted - see Note 7)

Net revenue	$1,155,453	$1,105,367	$2,343,476	$2,257,871

Operating expenses:
Salaries and benefits	448,115	448,617	912,328	916,420
Supplies	164,756	149,248	330,194	306,121
Provision for doubtful accounts	141,505	124,837	285,488	253,807
Depreciation and amortization	60,561	59,626	121,477	117,084
Rent expense	25,412	22,681	50,722	44,816
Other operating expenses	202,962	196,637	408,648	391,810

Total operating expenses	1,043,311	1,001,646	2,108,857	2,030,058

Income from operations	112,142	103,721	234,619	227,813

Other income (expense):
Gains on sales of assets, net (see Note 6)	1,999	6,633	1,887	209,953
Interest and other income, net	309	2,721	557	3,848
Interest expense	(54,282)	(62,956)	(109,293)	(127,250)
Gains (losses) on early extinguishment of debt, net	—	(700)	16,735	(700)
Write-offs of deferred financing costs	(250)	(868)	(444)	(1,497)

Income from continuing operations before income taxes	59,918	48,551	144,061	312,167
Provision for income taxes	(20,620)	(16,308)	(50,686)	(118,134)

Income from continuing operations	39,298	32,243	93,375	194,033
Loss from discontinued operations, net of income taxes	—	(9,808)	(1,508)	(37,540)

Consolidated net income	39,298	22,435	91,867	156,493
Net income attributable to noncontrolling interests	(6,705)	(5,385)	(13,258)	(6,185)

Net income attributable to Health Management Associates, Inc.	$32,593	$17,050	$78,609	$150,308

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.13	$0.11	$0.32	$0.77
Discontinued operations	—	(0.04)	—	(0.15)

Net income	$0.13	$0.07	$0.32	$0.62

Diluted
Continuing operations	$0.13	$0.11	$0.32	$0.77
Discontinued operations	—	(0.04)	—	(0.15)

Net income	$0.13	$0.07	$0.32	$0.62

Weighted average number of shares outstanding:
Basic	244,834	243,268	244,810	243,229

Diluted	245,914	245,778	245,578	244,757

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2009	December 31, 2008
		(as adjusted - see Note 7)
ASSETS
Current assets:
Cash and cash equivalents	$164,609	$143,614
Accounts receivable, net	623,748	631,744
Supplies, prepaid expenses and other assets	160,686	157,597
Prepaid and recoverable income taxes	3,214	59,278
Restricted funds	38,268	31,471
Deferred income taxes	13,792	9,292
Assets of discontinued operations	18,011	18,085

Total current assets	1,022,328	1,051,081

Property, plant and equipment	3,839,564	3,730,959
Accumulated depreciation and amortization	(1,405,497)	(1,300,790)

Net property, plant and equipment	2,434,067	2,430,169

Restricted funds	23,330	37,117
Goodwill	897,847	898,031
Deferred charges and other assets	136,270	137,834

Total assets	$4,513,842	$4,554,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,701	$172,848
Accrued expenses and other liabilities	299,865	254,289
Current maturities of long-term debt and capital lease obligations	37,553	63,134

Total current liabilities	464,119	490,271

Deferred income taxes	134,889	94,023
Long-term debt and capital lease obligations, less current maturities	3,031,904	3,144,223
Interest rate swap contract	204,775	283,750
Other long-term liabilities	203,943	207,286

Total liabilities	4,039,630	4,219,553

Redeemable equity securities	58,896	48,868

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 246,622 and 244,221 shares issued at June 30, 2009 and December 31, 2008, respectively	2,466	2,442
Accumulated other comprehensive income (loss), net of income taxes	(122,188)	(169,914)
Additional paid-in capital	113,140	108,374
Retained earnings	316,828	238,219

Total Health Management Associates, Inc. stockholders’ equity	310,246	179,121
Noncontrolling interests	105,070	106,690

Total stockholders’ equity	415,316	285,811

Total liabilities and stockholders’ equity	$4,513,842	$4,554,232

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2009 and 2008

(in thousands)

(unaudited)

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Non- controlling
	Shares	Par Value	Income (Loss), net	Capital	Earnings	Interests	Totals

Balances at January 1, 2009 (as adjusted - see Note 7)	244,221	$2,442	$(169,914)	$108,374	$238,219	$106,690	$285,811

Comprehensive income:
Net income	—	—	—	—	78,609	13,258	91,867
Unrealized gains on available-for-sale securities, net	—	—	428	—	—	—	428
Change in fair value of interest rate swap contract, net	—	—	47,298	—	—	—	47,298

Total comprehensive income ($126,335 and $13,258 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)							139,593
Issuances of deferred stock and restricted stock and related tax matters	2,401	24	—	(630)	—	—	(606)
Stock-based compensation expense	—	—	—	5,396	—	—	5,396
Distributions to noncontrolling shareholders	—	—	—	—	—	(14,878)	(14,878)

Balances at June 30, 2009	246,622	$2,466	$(122,188)	$113,140	$316,828	$105,070	$415,316

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Treasury	Non- controlling
	Shares	Par Value	Income (Loss), net	Capital	Earnings	Stock	Interests	Totals

Balances at January 1, 2008 (as reported)	277,184	$2,772	$(57,860)	$623,485	$71,706	$(559,075)	$—	$81,028
Effects of new accounting guidance (see Note 7):
Noncontrolling interests	—	—	—	—	—	—	917	917
Convertible debt	—	—	—	(8,473)	(1,636)	—	—	(10,109)

Balances at January 1, 2008 (as adjusted)	277,184	2,772	(57,860)	615,012	70,070	(559,075)	917	71,836

Comprehensive income:
Net income (as adjusted - see Note 7)	—	—	—	—	150,308	—	6,185	156,493
Unrealized losses on available-for-sale securities, net	—	—	(1,623)	—	—	—	—	(1,623)
Change in fair value of interest rate swap contract, net	—	—	4,092	—	—	—	—	4,092

Total comprehensive income ($152,777 and $6,185 attributable to Health
Management Associates, Inc. and noncontrolling interests, respectively)								158,962
Sale of convertible debt securities, net	—	—	—	34,009	—	—	—	34,009
Issuances of deferred stock and restricted stock and related tax matters	1,480	15	—	(2,374)	—	—	—	(2,359)
Stock-based compensation expense	—	—	—	8,732	—	—	—	8,732
Forfeited restricted stock dividends and other matters	—	—	—	2,658	—	—	—	2,658
Investments by noncontrolling shareholders	—	—	—	—	—	—	92,458	92,458
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(695)	(695)

Balances at June 30, 2008 (as adjusted)	278,664	$2,787	$(55,391)	$658,037	$220,378	$(559,075)	$98,865	$365,601

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
		(as adjusted - see Note 7)
Cash flows from operating activities:
Consolidated net income	$91,867	$156,493
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	124,899	123,178
Provision for doubtful accounts	285,488	253,807
Stock-based compensation expense	5,396	8,732
Gains on sales of assets, net	(1,887)	(209,953)
(Gains) losses on early extinguishment of debt, net	(16,735)	700
Write-offs of deferred financing costs	444	1,497
Long-lived asset impairment charge	—	921
Deferred income tax expense	4,689	59,376
Changes in assets and liabilities of continuing operations:
Accounts receivable	(281,266)	(260,941)
Supplies, prepaid expenses and other current assets	(3,097)	(7,293)
Prepaid and recoverable income taxes	60,024	100,940
Deferred charges and other long-term assets	(9,843)	965
Accounts payable	(43,048)	9,561
Accrued expenses and other liabilities	36,931	11,002
Equity compensation excess income tax benefits	(144)	—
Loss from discontinued operations, net	1,508	37,540

Net cash provided by continuing operating activities	255,226	286,525

Cash flows from investing activities:
Additions to property, plant and equipment	(115,517)	(93,512)
Proceeds from sales of assets	4,001	7,334
Proceeds from the sale of discontinued operations	—	3,500
Decrease in restricted funds	7,648	2,780
Acquisitions and other	—	(2,420)

Net cash used in continuing investing activities	(103,868)	(82,318)

Cash flows from financing activities:
Net proceeds from long-term borrowings	—	244,452
Principal payments on debt and capital lease obligations	(68,004)	(146,197)
Repurchases of convertible debt securities in the open market	(59,338)	(292,000)
Cash received from noncontrolling shareholders	10,028	302,938
Cash payments to noncontrolling shareholders	(14,878)	(2,287)
Payments of financing costs	—	(88)
Equity compensation excess income tax benefits	144	—

Net cash provided by (used in) continuing financing activities	(132,048)	106,818

Net increase in cash and cash equivalents before discontinued operations	19,310	311,025
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	1,721	(20,169)
Investing activities	3	(311)
Financing activities	(39)	(46)

Net increase in cash and cash equivalents	20,995	290,499
Cash and cash equivalents at the beginning of the period	143,614	123,987

Cash and cash equivalents at the end of the period	$164,609	$414,486

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

1.	Business and Basis of Presentation

Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) provide health care services to patients in hospitals and other health care facilities located primarily in non-urban communities in the southeastern United States. As of June 30, 2009, we operated 56 hospitals in fifteen states with a total of 8,121 licensed beds. At such date, eighteen and ten of our hospitals were located in Florida and Mississippi, respectively.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 4.

The interim condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Our results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and potential changes in the domestic economy.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. During the preparation of the interim condensed consolidated financial statements included herein, management evaluated subsequent events up to and including the date that this Quarterly Report on Form 10-Q was filed with the SEC.

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

	June 30, 2009	December 31, 2008
		(as adjusted - see Note 7)

Revolving credit facilities (a) (b)	$—	$—
Term Loan (a)	2,522,684	2,579,875
6.125% Senior Notes due 2016, net of discounts of approximately $2,506 and $2,691 at June 30, 2009 and December 31, 2008, respectively	397,494	397,309
2028 Notes, net of discounts of approximately $20,097 and $42,670 at June 30, 2009 and December 31, 2008, respectively (c)	81,353	157,330
Installment notes and other unsecured long-term debt	7,428	8,191
Capital lease obligations	60,498	64,652

	3,069,457	3,207,357
Less current maturities	(37,553)	(63,134)

Long-term debt and capital lease obligations, less current maturities	$3,031,904	$3,144,223

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

a. Senior Secured Credit Facilities. Our senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. Based on the annual Excess Cash Flow generated during the year ended December 31, 2008, we repaid approximately $18.4 million of principal during the six months ended June 30, 2009 (the corresponding amount repaid in 2008 was $47.7 million). We also prepaid $25.0 million and $75.3 million of principal under the Term Loan during the six months ended June 30, 2009 and 2008, respectively. In connection with our annual Excess Cash Flow payments and our Term Loan prepayments, $0.4 million and $1.5 million of deferred financing costs were written off during the six months ended June 30, 2009 and 2008, respectively.

During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Therefore, we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract. The interest rate swap contract provides for us to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At June 30, 2009, approximately $66.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.3% on both June 30, 2009 and July 31, 2009).

Although there were no amounts outstanding under the Revolving Credit Agreement on July 31, 2009, standby letters of credit in favor of third parties of approximately $43.3 million reduced the amount available for borrowing thereunder to $456.7 million on such date. The effective interest rates on the variable rate Revolving Credit Agreement were approximately 2.3% and 2.2% on June 30, 2009 and July 31, 2009, respectively.

b. Demand Promissory Notes. On July 14, 2009, we executed a $10.0 million demand promissory note in favor of a bank (the “2009 Demand Note”). The 2009 Demand Note replaced a $20.0 million demand promissory note with the same bank that was terminated on June 30, 2009 with no amounts outstanding thereunder at that time. Pursuant to the terms and conditions of the 2009 Demand Note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. Such borrowings, if any, will be secured on a pari passu basis with the Credit Facilities. All principal and accrued interest under the 2009 Demand Note will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest will be payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the loan agreement, plus 2.0%. Although there were no amounts outstanding under the 2009 Demand Note on July 31, 2009, the effective interest rate under such credit facility was approximately 2.5% on such date.

c. 3.75% Convertible Senior Subordinated Notes due 2028. On May 21, 2008, we completed a private placement of $250.0 million of 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933. After transaction-related costs, the sale of the 2028 Notes resulted in our receipt of net proceeds of approximately $244.0 million, which we used to repurchase certain of our 1.50% Convertible Senior Subordinated Notes due 2023 in the open market (see further discussion below). During December 2008, we repurchased $50.0 million of principal face amount 2028 Notes in the open market.

During the six months ended June 30, 2009, we used cash on hand to repurchase approximately $98.6 million of principal face amount 2028 Notes. Such notes were repurchased in the open market at approximately 60.2% of their principal face amount, plus accrued and unpaid interest, and resulted in gains on the early extinguishment of debt aggregating approximately $16.7 million. Subsequent to June 30, 2009, we repurchased an additional $10.0 million of principal face amount 2028 Notes in the open market for approximately $8.4 million, plus accrued and unpaid interest.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

1.50% Convertible Senior Subordinated Notes due 2023. During the six months ended June 30, 2008, we used the net proceeds from the sale of the 2028 Notes and cash on hand to repurchase $292.0 million of our then outstanding principal face amount 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). Such notes were repurchased in the open market at 100% of their principal face amount, plus accrued and unpaid interest. In connection with these 2023 Note repurchases, we recorded losses on the early extinguishment of debt of approximately $0.7 million.

Other. The estimated fair values of our long-term debt instruments were as follows (in thousands):

	June 30, 2009	December 31, 2008

2028 Notes	$81,779	$86,956
6.125% Senior Notes due 2016	342,000	256,000
Term Loan	2,237,159	1,694,419

The estimated fair values of our other long-term debt instruments reasonably approximate their carrying amounts in the condensed consolidated balance sheets. See Note 5 for a discussion of the estimated fair values of our other financial instruments and our valuation methods and significant assumptions.

At June 30, 2009, we were in compliance with all of the covenants contained in our debt agreements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(as adjusted - see Note 7)		(as adjusted - see Note 7)
Amounts attributable to the common stockholders of Health Management Associates, Inc:

Numerators:
Income from continuing operations	$32,593	$26,858	$80,117	$187,848
Loss from discontinued operations	—	(9,808)	(1,508)	(37,540)

Numerator for diluted earnings per share (net income)	$32,593	$17,050	$78,609	$150,308

Denominators:
Denominator for basic earnings per share - weighted average number of outstanding common shares	244,834	243,268	244,810	243,229
Effect of dilutive securities:
Stock-based compensation	1,080	2,510	768	1,528

Denominator for diluted earnings per share	245,914	245,778	245,578	244,757

Earnings (loss) per share:
Basic
Continuing operations	$0.13	$0.11	$0.32	$0.77
Discontinued operations	—	(0.04)	—	(0.15)

Net income	$0.13	$0.07	$0.32	$0.62

Diluted
Continuing operations	$0.13	$0.11	$0.32	$0.77
Discontinued operations	—	(0.04)	—	(0.15)

Net income	$0.13	$0.07	$0.32	$0.62

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Earnings Per Share (continued)

Approximately 12.1 million and 12.6 million common stock equivalents relating to stock options to purchase shares of our common stock were not included in the computations of diluted earnings per share during the three and six months ended June 30, 2009, respectively, because the exercise prices of such stock options were greater than the average market price of our common stock during the respective measurement periods. The corresponding amounts were 9.8 million and 12.4 million common stock equivalents for the three and six months ended June 30, 2008, respectively. Approximately 3.1 million and 3.5 million common stock equivalents relating to deferred stock and restricted stock were not included in the computations of diluted earnings per share during the three and six months ended June 30, 2009, respectively, because their effect was antidilutive or satisfaction of required performance and market conditions for certain stock-based compensation was not achieved by the end of the reporting period. The corresponding amounts for the three and six months ended June 30, 2008 were 1.5 million and 3.3 million common stock equivalents, respectively.

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

We closed Southwest Regional Medical Center (“SRMC”) on July 15, 2008. On August 28, 2008, we completed a sale of the hospital’s tangible long-lived assets, which primarily consisted of property, plant and equipment. The selling price, which was paid in cash, was approximately $14.3 million.

The operating results and cash flows of discontinued operations have been included in our consolidated financial statements up to the date of disposition. As provided by GAAP, the financial position, operating results and cash flows of the Center, GCMC and SRMC have been presented as discontinued operations in the interim condensed consolidated financial statements. The assets of discontinued operations presented in the condensed consolidated balance sheets consisted of GCMC’s and the Center’s remaining tangible long-lived assets. The table below sets forth the underlying details of discontinued operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenue	$—	$14,381	$146	$34,920

Operating expenses:
Salaries and benefits	—	17,647	41	37,317
Provision for doubtful accounts	—	2,796	2,092	7,455
Depreciation and amortization	—	—	—	1,476
Other operating expenses	—	8,905	421	18,102
Long-lived asset and goodwill impairment charge	—	—	—	23,100

Total operating expenses	—	29,348	2,554	87,450

Loss from operations	—	(14,967)	(2,408)	(52,530)
Other income (expense), net	—	(676)	3	(8,390)

Loss before income taxes	—	(15,643)	(2,405)	(60,920)
Income tax benefit	—	5,835	897	23,380

Loss from discontinued operations	$—	$(9,808)	$(1,508)	$(37,540)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements

During September 2006, the Financial Accounting Standards Board (the “FASB”) issued new fair value accounting rules (the “Fair Value Guidance”), which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. On January 1, 2009, we adopted the provisions of the Fair Value Guidance that relate to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis; however, there was no impact on our financial position or results of operations. Later in 2009, we will use the Fair Value Guidance measurement criteria during our testing for goodwill impairment.

The Fair Value Guidance defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Fair Value Guidance also establishes a hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Fair Value Guidance describes the following three levels of inputs that may be used:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the estimated fair values of our financial assets (liabilities) as of June 30, 2009 (in thousands).

	Level 1	Level 2	Level 3

Available-for-sale securities	$10,321	$—	$—
Interest rate swap contract	—	(204,775)	—

Totals	$10,321	$(204,775)	$—

The estimated fair value of our interest rate swap contract was determined using a model that considers various assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The model also incorporates valuation adjustments for credit risk.

Cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other liabilities are reflected in the condensed consolidated balance sheets at their estimated fair values due to their short-term nature. The estimated fair values of available-for-sale securities and long-term debt (the latter of which are disclosed at Note 2) were determined by reference to quoted market prices.

At both June 30, 2009 and December 31, 2008, the cost basis of our available-for-sale securities, which consisted of shares in two equity-based mutual funds, was approximately $9.7 million. Additionally, the estimated fair value of such securities at December 31, 2008 was $9.7 million.

6.	Other Significant Matters

Joint Venture Activity. We have established joint ventures to own/lease and operate 22 of our general acute care hospitals, including new joint ventures at six general acute care hospitals during the six months ended June 30, 2009 and two thereafter. Local physicians and/or other health care organizations own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage each hospital’s day-to-day operations. We continue to evaluate new joint venture opportunities and have several such transactions currently pending.

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

hospitals, this transaction yielded a gain from continuing operations of $203.4 million ($0.51 per diluted share) and had a nominal impact on our discontinued operations. Gain treatment would not have been permitted for this transaction under the FASB’s new accounting and disclosure rules that are discussed at Note 7. During 2008, affiliates of Novant assumed full operational and fiscal responsibility for the aforementioned physician practices; however, we are required to partially subsidize the losses, if any, of such physician practices for a period of up to three years in an amount not to exceed $4.0 million per annum, subject to offset in certain circumstances. Accordingly, discontinued operations for the six months ended June 30, 2008 included a charge of approximately $7.9 million for the present value of our estimated physician practice subsidy payments.

Divestitures. For cash consideration, we sold (i) a home health agency for approximately $2.5 million during the six months ended June 30, 2009 and (ii) three home health agencies for $6.8 million during the six months ended June 30, 2008. These divestitures yielded gains of $2.5 million in 2009 and $6.6 million in 2008, which are included in gains on sales of assets in the interim condensed consolidated financial statements. Historically, the disposed home health agencies contributed nominally to our consolidated operating results.

Income Taxes. Our effective income tax rates were approximately 35.2% and 37.8% during the six months ended June 30, 2009 and 2008, respectively, and 34.4% and 33.6% during the three months ended June 30, 2009 and 2008, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, diluted our effective income tax rates by approximately 360 and 80 basis points during the six months ended June 30, 2009 and 2008, respectively. The corresponding impact was 440 and 420 basis points during the three months ended June 30, 2009 and 2008, respectively.

Our provision for income taxes during the three and six months ended June 30, 2009 was adversely impacted by adjustments pertaining to stock-based compensation and the related additional paid-in capital pool of excess income tax benefits. Moreover, the favorable impact from the finalization of certain of our federal income tax returns and the lapsing of certain state statutes of limitations during 2008 did not recur in 2009.

Physician and Physician Group Guarantees. We are committed to providing financial assistance pursuant to certain recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that our hospitals serve. At June 30, 2009, we were committed to non-cancelable guarantees of approximately $28.8 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the contractual measurement periods, which generally approximate one year. We believe that the recorded liability for physician and physician group guarantees of approximately $8.7 million at June 30, 2009 is adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimate.

Comprehensive Income and Related Other. GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. The details of our total consolidated comprehensive income are presented below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(as adjusted - see Note 7)		(as adjusted - see Note 7)

Consolidated net income	$39,298	$22,435	$91,867	$156,493
Components of other comprehensive income (loss):
Gross changes attributable to:
Interest rate swap contract	62,773	110,366	78,975	6,827
Available-for-sale securities	2,078	(552)	659	(2,495)
Income taxes attributable to:
Interest rate swap contract	(25,178)	(44,260)	(31,677)	(2,735)
Available-for-sale securities	(728)	173	(231)	872

Other comprehensive income	38,945	65,727	47,726	2,469

Total consolidated comprehensive income	$78,243	$88,162	$139,593	$158,962

The accumulated other comprehensive income (loss) attributable to our interest rate swap contract liability was approximately $122.6 million and $169.9 million at June 30, 2009 and December 31, 2008, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Noncontrolling Interest and Convertible Debt Accounting

During December 2007, the FASB issued new accounting and disclosure rules for noncontrolling interests in consolidated financial statements (the “Noncontrolling Interest Guidance”). We were required to adopt these new accounting and disclosure rules on January 1, 2009. Early adoption was prohibited. The Noncontrolling Interest Guidance had no material accounting impact on our financial position or results of operations; however, we conformed the presentation of the interim condensed consolidated financial statements included in this report with the new requirements set forth therein. Specifically, we are required to present (i) noncontrolling (minority) interests as equity in our consolidated balance sheets and (ii) earnings attributable to noncontrolling interests as part of our consolidated earnings and not as a separate component of income or expense. In addition to the Noncontrolling Interest Guidance, the SEC issued supplemental guidance for registrants with equity-classified securities that are redeemable for cash at the option of the holders of such securities. In those circumstances, the SEC’s supplemental guidance provides that a registrant must use a temporary equity classification and capture the minimum amount that could be unilaterally redeemed for cash. Because certain holders of our noncontrolling interests maintain these unilateral rights, we characterized the related amounts as temporary equity in our consolidated balance sheets under the caption “redeemable equity securities.”

During May 2008, the FASB issued a staff position that provided new accounting rules for convertible debt instruments that may be settled in cash upon conversion (the “Convertible Debt Guidance”). Among other things, the Convertible Debt Guidance requires issuers of certain convertible debt instruments to separately account for the liability and equity components thereof and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. The Convertible Debt Guidance also requires retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on periods prior to those presented being recognized as of the beginning of the first period presented. We were required to adopt these new accounting rules on January 1, 2009. Early adoption of the Convertible Debt Guidance was prohibited. As part of our retrospective restatement, we elected January 1, 2007 as the effective date of our cumulative effect of an accounting change under the Convertible Debt Guidance.

The schedules below adjust certain of our historical consolidated financial statements for: (i) the presentation modifications mandated by the Noncontrolling Interest Guidance and the supplemental guidance provided by the SEC; (ii) the retrospective restatement required by the Convertible Debt Guidance; and (iii) certain minor reclassifications to conform to the current period presentation in the interim consolidated statements of income. The effects of these adjustments have also been reflected in the interim condensed consolidated statement of cash flows for the six months ended June 30, 2008. Retrospective restatement using the Convertible Debt Guidance favorably impacted our basic and diluted earnings per share for both the three and six months ended June 30, 2008 by approximately $0.02.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Three Months Ended June 30, 2008

(in thousands)

	As Reported	Effects of the Noncontrolling Interest Guidance	Effects of the Convertible Debt Guidance	Reclassifications	As Adjusted

Net revenue	$1,105,299	$—	$—	$68	$1,105,367
Total operating expenses	1,001,646	—	—	—	1,001,646

Income from operations	103,653	—	—	68	103,721

Gains on sales of assets, net	6,184	—	—	449	6,633
Interest and other income, net	—	—	—	2,721	2,721
Interest expense	(58,656)	—	(1,511)	(2,789)	(62,956)
Refinancing and debt modification costs	(10,834)	—	10,834	—	—
Losses on early extinguishment of debt	—	—	(700)	—	(700)
Write-offs of deferred financing costs	—	—	(868)	—	(868)

Income from continuing operations before minority interests and income taxes	40,347	—	7,755	449	48,551
Minority interests in earnings of consolidated entities	(5,385)	5,385	—	—	—

Income from continuing operations before income taxes	34,962	5,385	7,755	449	48,551
Provision for income taxes	(13,039)	—	(3,102)	(167)	(16,308)

Income from continuing operations	21,923	5,385	4,653	282	32,243
Loss from discontinued operations, net of income taxes	(9,526)	—	—	(282)	(9,808)

Consolidated net income	12,397	5,385	4,653	—	22,435
Net income attributable to noncontrolling interests	—	(5,385)	—	—	(5,385)

Net income attributable to Health Management Associates, Inc.	$12,397	$—	$4,653	$—	$17,050

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Noncontrolling Interest and Convertible Debt Accounting (continued)

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Six Months Ended June 30, 2008

(in thousands)

	As Reported	Effects of the Noncontrolling Interest Guidance	Effects of the Convertible Debt Guidance	Reclassifications	As Adjusted

Net revenue	$2,257,871	$—	$—	$—	$2,257,871
Total operating expenses	2,030,058	—	—	—	2,030,058

Income from operations	227,813	—	—	—	227,813

Gains on sales of assets, net	209,504	—	—	449	209,953
Interest and other income, net	—	—	—	3,848	3,848
Interest expense	(120,860)	—	(2,542)	(3,848)	(127,250)
Refinancing and debt modification costs	(11,463)	—	11,463	—	—
Losses on early extinguishment of debt	—	—	(700)	—	(700)
Write-offs of deferred financing costs	—	—	(1,497)	—	(1,497)

Income from continuing operations before minority interests and income taxes	304,994	—	6,724	449	312,167
Minority interests in earnings of consolidated entities	(6,185)	6,185	—	—	—

Income from continuing operations before income taxes	298,809	6,185	6,724	449	312,167
Provision for income taxes	(115,278)	—	(2,689)	(167)	(118,134)

Income from continuing operations	183,531	6,185	4,035	282	194,033
Loss from discontinued operations, net of income taxes	(37,258)	—	—	(282)	(37,540)

Consolidated net income	146,273	6,185	4,035	—	156,493
Net income attributable to noncontrolling interests	—	(6,185)	—	—	(6,185)

Net income attributable to Health Management Associates, Inc.	$146,273	$—	$4,035	$—	$150,308

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2008

(in thousands)

	As Reported	Effects of the Noncontrolling Interest Guidance	Effects of the Convertible Debt Guidance	As Adjusted

Total current assets	$1,051,081	$—	$—	$1,051,081
Property, plant and equipment, net	2,430,169	—	—	2,430,169
Goodwill	898,031	—	—	898,031
Other long-term assets	176,248	—	(1,297)	174,951

Total assets	$4,555,529	$—	$(1,297)	$4,554,232

Total current liabilities	$490,271	$—	$—	$490,271
Deferred income taxes	77,474	—	16,549	94,023
Long-term debt and capital lease obligations, less current maturities	3,186,893	—	(42,670)	3,144,223
Other long-term liabilities	491,036	—	—	491,036
Minority interests in consolidated entities	155,558	(155,558)	—	—

Total liabilities	4,401,232	(155,558)	(26,121)	4,219,553

Redeemable equity securities	—	48,868	—	48,868

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock	—	—	—	—
Common stock	2,442	—	—	2,442
Accumulated other comprehensive income (loss), net	(169,914)	—	—	(169,914)
Additional paid-in capital	82,838	—	25,536	108,374
Retained earnings	238,931	—	(712)	238,219

Total Health Management Associates, Inc. stockholders’ equity	154,297	—	24,824	179,121
Noncontrolling interests	—	106,690	—	106,690

Total stockholders’ equity	154,297	106,690	24,824	285,811

Total liabilities and stockholders’ equity	$4,555,529	$—	$(1,297)	$4,554,232

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Contingencies

Class Action Lawsuits

Stockholder Actions. On or about August 2, 2007, Health Management Associates, Inc. (referred to as “HMA” for Note 8 purposes) and certain of its executive officers and directors were named as defendants in a purported stockholder class action entitled Cole v. Health Management Associates, Inc. et al. (No. 2:07-CV-0484) (the “Cole Action”), which was filed in the U.S. District Court for the Middle District of Florida, Fort Myers Division (the “Florida District Court”). After other purported stockholders filed motions to be appointed as the lead plaintiff, the Florida District Court designated the City of Ann Arbor Employees’ Retirement System as the lead plaintiff pursuant to the Private Securities Litigation Reform Act (the “PSLRA”). The case continues to be administered under the docket number and caption assigned to the Cole Action. On July 31, 2008, the lead plaintiff filed a consolidated complaint, which names HMA and three current and former officers and directors as defendants. The lead plaintiff alleges (i) that certain statements made by HMA regarding its provision for doubtful accounts pertaining to self-pay patients were false and misleading and (ii) violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lead plaintiff purports to represent a class of stockholders who purchased HMA’s common stock during the period January 17, 2007 through August 1, 2007. On July 17, 2009, the Florida District Court dismissed the lead plaintiff’s consolidated complaint with prejudice for failure to state a claim or plead fraud with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure or the PSLRA. The lead plaintiff has thirty days to appeal the dismissal. If necessary, we will vigorously defend an appeal of the dismissal.

ERISA Actions. On or about August 20, 2007, HMA and certain of its executive officers and directors were named as defendants in an action entitled Ingram v. Health Management Associates, Inc. et al. (No. 2:07-CV-00529) (the “Ingram Action”), which was filed in the Florida District Court. This action was brought as a purported class action on behalf of all participants in or beneficiaries of the Health Management Associates, Inc. Retirement Savings Plan (the “Plan”) during the period January 17, 2007 through August 20, 2007 and whose participant accounts included shares of HMA’s common stock. The plaintiff alleged, among other things, that the defendants: (i) breached their fiduciary responsibilities to Plan participants and their beneficiaries under the Employee Retirement Income Security Act of 1974 (“ERISA”) and neglected to adequately supervise the management and administration of the Plan; (ii) failed to communicate complete, full and accurate information regarding the Plan’s investments in HMA’s common stock; and (iii) had conflicts of interest. Three similar purported ERISA class action lawsuits were subsequently filed in the Florida District Court.

On May 14, 2008, the Florida District Court granted the plaintiffs’ motion to consolidate the four ERISA actions. The consolidated case continues to be administered under the docket number and caption assigned to the Ingram Action. On May 20, 2009, a U.S. Magistrate Judge issued a report and recommendation as to an interim lead counsel committee for the plaintiffs. On June 10, 2009, such report and recommendation were adopted by the Florida District Court. On July 27, 2009, the plaintiffs filed a consolidated amended complaint, which is similar to the original complaint in the Ingram Action. The defendants named in the consolidated amended complaint include HMA, certain current and former officers and directors of HMA and members of the Plan’s Retirement Committee. Pursuant to a scheduling order that was entered in the Florida District Court, (i) the defendants will respond to the consolidated amended complaint by September 10, 2009 and (ii) in the event that the defendants move to dismiss the consolidated amended complaint, the plaintiffs will respond by October 26, 2009 and the defendants will have until November 25, 2009 to file a reply in further support of their motion to dismiss the consolidated amended complaint.

The plaintiffs in the Ingram Action, as amended, seek awards of unspecified monetary damages, attorneys’ fees and costs. In connection with the ERISA class action lawsuits that were filed prior to consolidation, counsel for certain plaintiffs sent letters to the Plan’s Retirement Committee claiming that their preliminary calculations indicate the Plan suffered losses of at least $60 million. We intend to vigorously defend against all ERISA class action lawsuits.

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

Ascension Health Lawsuit. On February 14, 2006, HMA announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against HMA, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that HMA (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $35 million in damages. On July 17, 2007, HMA removed the case to the United States District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104).

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe we breached a confidentiality agreement. Accordingly, we consider the lawsuit filed by the Ascension subsidiaries to be without merit and we intend to vigorously defend HMA against the allegations.

Medicare Billing Lawsuit. HMA and one of its subsidiaries have been named in a qui tam lawsuit entitled United States of America ex rel. Ted D. Kosenske, M.D. v. Carlisle HMA, Inc. and Health Management Associates, Inc. (No. 1:05-CV-2184), which was filed in the U.S. District Court for the Middle District of Pennsylvania (the “Pennsylvania District Court”). Although the False Claims Act grants the federal government the right to intervene in qui tam actions, the government has declined to do so in this lawsuit. Carlisle HMA, LLC (formerly known as Carlisle HMA, Inc.) has owned and operated Carlisle Regional Medical Center and other health care facilities in Carlisle, Pennsylvania since they were acquired from an unrelated not-for-profit organization in June 2001. The plaintiff’s complaint alleges that since 1998 the defendants and the hospital’s previous owner erroneously submitted outpatient hospital claims for pain management services to Medicare and that those claims were falsely certified to be in compliance with the Stark Act and the Anti-Kickback Act.

On November 14, 2007, the Pennsylvania District Court granted the defendants’ motion for summary judgment on the grounds that there were no violations of either the Stark Act or the Anti-Kickback Act. On January 21, 2009, the U.S. Court of Appeals for the 3rd Circuit (docket No. 07-4616) reversed the lower court’s decision and remanded the case back to the Pennsylvania District Court for further proceedings. On March 9, 2009, the defendants petitioned the U.S. Court of Appeals for a rehearing of its decision but this petition was denied on April 14, 2009. On July 31, 2009, the defendants filed a motion for summary judgment and the plaintiff filed a motion to reconsider a previously-filed motion for summary judgment. We intend to vigorously defend HMA and its subsidiary against the allegations.

Other. As it is not possible to estimate the ultimate loss, if any, relating to each of the abovementioned lawsuits, no loss accruals have been recorded for those matters at either June 30, 2009 or December 31, 2008. We are also a party to various other legal actions arising out of the normal course of our business; however, we believe that the ultimate resolution of such actions will not have a material adverse effect on us.

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

Results of Operations

Overview

On June 30, 2009, Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) operated 56 hospitals with a total of 8,121 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia.

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

During the three months ended June 30, 2009, which we refer to as the 2009 Three Month Period, we experienced net revenue growth over the three months ended June 30, 2008, which we refer to as the 2008 Three Month Period, of approximately 4.5%. Such growth primarily resulted from: (i) increased admissions and emergency room visits; (ii) favorable case mix trends; and (iii) improvements in reimbursement rates. Income from continuing operations and diluted earnings per share from continuing operations increased approximately $7.1 million and $0.02, respectively, during the 2009 Three Month Period when compared to the 2008 Three Month Period. The primary factors contributing to this year-over-year increase in profitability were (i) decreased interest costs and (ii) stable salaries and benefits expense notwithstanding a 4.5% net revenue increase. Partially offsetting these items during the 2009 Three Month Period were (i) increases in our provision for doubtful accounts and supplies expense and (ii) declines in our gains on sales of assets and interest and other income.

In light of the ongoing domestic recession, turbulence in the worldwide credit markets and uncertainties about economic conditions for the remainder of 2009 and beyond, we have implemented several company-wide cost containment measures. Our initiatives were designed to position our company to remain profitable and strategically flexible while continually providing the highest level of patient care. The cost containment measures that have been implemented to date include, among other things, personnel reductions, postponements of merit pay increases, new hire limitations and modifications to certain employee benefit plans. There can be no assurances that our actions will adequately address a prolonged domestic recession and/or other economic headwinds that we may face.

At our hospitals, all of which were in operation during the entirety of the 2009 Three Month Period and the 2008 Three Month Period, hospital admissions and emergency room visits increased during the 2009 Three Month Period by approximately 5.1% and 5.6%, respectively; however, our corresponding surgical volume declined 1.0%. We continue to pursue strategic action plans that were previously initiated at certain hospitals to address unfavorable operating trends. These plans include, among other things, hiring new management teams, modifying physician employment agreements, renegotiating payor contracts and initiating patient, physician and employee satisfaction surveys. In this regard, our prime objective is to stabilize operations in the areas of patient volume, operating margins, uninsured/underinsured patient levels and the provision for doubtful accounts. We also seek opportunities for market development in the communities that our hospitals serve, including establishing orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we continue to invest significant resources in physician recruitment and retention, emergency room operations and capital projects at our hospitals. As a result, recent company-wide investments to enhance and upgrade our emergency room clinical systems contributed, in large part, to the meaningful gains in emergency room visits and hospital admissions during the 2009 Three Month Period. We believe that our strategic initiatives, coupled with resourceful streamlined corporate oversight and centralized support, will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions.

We have also taken the steps that we believe are necessary to achieve industry leadership in clinical quality. Our vision is that over the next two to three years we will be the highest rated health care provider of any hospital system in the country, as measured by Medicare. With our knowledgeable experienced clinical affairs leadership to support this critical quality initiative, we are now measuring the appropriate performance objectives, increasing accountability for achieving those objectives and recognizing the leaders whose quality indicators and clinical outcomes demonstrate improvement.

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

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. Although this general industry trend has affected us, we experienced a decline in self-pay admission activity during the year ended December 31, 2008 when compared to the year ended December 31, 2007. More recently, our self-pay admissions as a percent of total admissions increased from approximately 6.7% during the 2008 Three Month Period to 7.3% during the 2009 Three Month Period. There can be no assurances that our self-pay admissions will not continue to grow in future periods, especially in light of the ongoing domestic recession. We regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

Critical Accounting Policies and Estimates Update

Other than the accounting and financial reporting changes required under U.S. generally accepted accounting principles that are further discussed at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1, there were no material changes to our critical accounting policies and estimates during the 2009 Three Month Period.

2009 Three Month Period Compared to the 2008 Three Month Period

The tables below summarize our operating results for the 2009 Three Month Period and the 2008 Three Month Period.

	Three Months Ended June 30,
	2009		2008
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue	$1,155,453	100.0%	$1,105,367	100.0%

Operating expenses:
Salaries and benefits	448,115	38.8	448,617	40.6
Supplies	164,756	14.3	149,248	13.5
Provision for doubtful accounts	141,505	12.2	124,837	11.3
Depreciation and amortization	60,561	5.2	59,626	5.4
Rent expense	25,412	2.2	22,681	2.0
Other operating expenses	202,962	17.6	196,637	17.8

Total operating expenses	1,043,311	90.3	1,001,646	90.6

Income from operations	112,142	9.7	103,721	9.4

Other income (expense):
Gains on sales of assets, net	1,999	0.2	6,633	0.6
Interest and other income, net	309	—	2,721	0.3
Interest expense	(54,282)	(4.7)	(62,956)	(5.7)
Losses on early extinguishment of debt	—	—	(700)	(0.1)
Write-offs of deferred financing costs	(250)	—	(868)	(0.1)

Income from continuing operations before income taxes	59,918	5.2	48,551	4.4
Provision for income taxes	(20,620)	(1.8)	(16,308)	(1.5)

Income from continuing operations	$39,298	3.4%	$32,243	2.9%

	Three Months Ended June 30,				Percent
	2009	2008	Change		Change

Total Hospitals
Occupancy	44.8%	44.3%	50	bps*	n/a
Patient days	325,577	317,431	8,146		2.6%
Admissions	77,580	73,809	3,771		5.1%
Adjusted admissions	135,801	129,646	6,155		4.7%
Emergency room visits	348,824	330,416	18,408		5.6%
Surgeries	68,994	69,692	(698)		(1.0)%
Outpatient revenue percent	47.3%	48.5%	(120)	bps	n/a
Inpatient revenue percent	52.7%	51.5%	120	bps	n/a

*	basis points

Net revenue during the 2009 Three Month Period was approximately $1,155.5 million as compared to $1,105.4 million during the 2008 Three Month Period. This change represented an increase of $50.1 million or 4.5%. Such increase resulted from: (i) increased admissions and emergency room visits; (ii) favorable case mix trends; and (iii) increases in reimbursement rates. Hospital net revenue per adjusted admission increased approximately 1.1% during the 2009 Three Month Period as compared to the 2008 Three Month Period. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2009 Three Month Period increased 90 basis points to 12.2% of net revenue as compared to 11.3% of net revenue during the 2008 Three Month Period. This change is primarily due to an increase in (i) the prevalence of uninsured patients in the mix of patients that we serve and (ii) co-payments and deductibles due from underinsured patients, which subject us to a higher risk of collection. Both of these factors can be attributed, in part, to the ongoing domestic recession.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, is important because it provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2009 Three Month Period and the 2008 Three Month Period, our Uncompensated Patient Care Percentage was determined to be 24.6% and 23.1%, respectively. The 150 basis point increase during the 2009 Three Month Period reflects, among other things, a larger provision for doubtful accounts for our self-pay patients.

Salaries and benefits as a percent of net revenue decreased to 38.8% during the 2009 Three Month Period from 40.6% during the 2008 Three Month Period. This decline was primarily due to our company-wide cost containment measures, such as headcount reductions, new hire limitations, lower personnel turnover, postponements of merit pay increases and a suspension of substantially all matching contributions to our 401(k) plan.

Supplies as a percent of net revenue increased from 13.5% during the 2008 Three Month Period to 14.3% during the 2009 Three Month Period. This increase was primarily due to more cardiology and neuro-surgery procedures having been performed during the 2009 Three Month Period, which resulted in our utilization of a larger quantity of costly cardiac and spinal implant devices and related supplies.

Other operating expenses as a percent of net revenue decreased from 17.8% during the 2008 Three Month Period to 17.6% during the 2009 Three Month Period. This change is primarily due to reductions in advertising/marketing and travel costs, partially offset by increased collection agency fees, costs for repairs and maintenance and professional fees.

During the 2009 Three Month Period and the 2008 Three Month Period, we recorded gains on sales of assets of approximately $2.5 million and $6.6 million, respectively, from sales of home health agencies. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding these transactions.

Interest and other income declined from approximately $2.7 million during the 2008 Three Month Period to $0.3 million during the 2009 Three Month Period. This decline during the 2009 Three Month Period was primarily due to (i) lower interest-bearing cash balances and (ii) lower rates of return in the marketplace for our interest-bearing cash. As described at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, we received approximately $300.0 million on March 31, 2008 from an affiliate of Novant Health, Inc., which significantly increased our interest-bearing cash balances during the 2008 Three Month Period.

Interest expense decreased from approximately $63.0 million during the 2008 Three Month Period to $54.3 million during the 2009 Three Month Period. Such decrease was primarily due to (i) a lower average outstanding principal balance on our $2.75 billion seven-year term loan (the “Term Loan”) during the 2009 Three Month Period as compared to the 2008 Three Month Period and (ii) a significant reduction of interest expense on our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”), substantially all of which were repurchased during 2008. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

During the 2008 Three Month Period, we repurchased certain of the 2023 Notes, yielding a total loss on the early extinguishment of debt of approximately $0.7 million. See Note 2(d) to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the 2023 Notes.

Our effective income tax rates were approximately 34.4% and 33.6% during the 2009 Three Month Period and the 2008 Three Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, diluted our effective income tax rates by approximately 440 and 420 basis points during the 2009 Three Month Period and the 2008 Three Month Period, respectively. Our provision for income taxes during the 2009 Three Month Period was adversely impacted by adjustments pertaining to stock-based compensation and the related additional paid-in capital pool of excess income tax benefits. Moreover, the favorable impact from the finalization of certain of our federal income tax returns and the lapsing of certain state statutes of limitations during 2008 did not recur in 2009.

2009 Six Month Period Compared to the 2008 Six Month Period

The tables below summarize our operating results for the six months ended June 30, 2009 and 2008, which we refer to as the 2009 Six Month Period and the 2008 Six Month Period, respectively. All of our hospitals were in operation during the entirety of the 2009 Six Month Period and the 2008 Six Month Period.

	Six Months Ended June 30,
	2009		2008
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue	$2,343,476	100.0%	$2,257,871		100.0%

Operating expenses:
Salaries and benefits	912,328	38.9	916,420		40.6
Supplies	330,194	14.1	306,121		13.6
Provision for doubtful accounts	285,488	12.2	253,807		11.2
Depreciation and amortization	121,477	5.2	117,084		5.2
Rent expense	50,722	2.2	44,816		2.0
Other operating expenses	408,648	17.4	391,810		17.3

Total operating expenses	2,108,857	90.0	2,030,058		89.9

Income from operations	234,619	10.0	227,813		10.1

Other income (expense):
Gains on sales of assets, net	1,887	0.1	209,953		9.3
Interest and other income, net	557	—	3,848		0.2
Interest expense	(109,293)	(4.7)	(127,250)		(5.7)
Gains (losses) on early extinguishment of debt, net	16,735	0.7	(700)		—
Write-offs of deferred financing costs	(444)	—	(1,497)		(0.1)

Income from continuing operations before income taxes	144,061	6.1	312,167		13.8
Provision for income taxes	(50,686)	(2.1)	(118,134)		(5.2)

Income from continuing operations	$93,375	4.0%	$194,033		8.6%

	Six Months Ended June 30,				Percent
	2009	2008	Change		Change

Total Hospitals
Occupancy	46.9%	47.4%	(50)	bps*	n/a
Patient days	682,390	683,205	(815)		(0.1)%
Admissions	160,941	157,360	3,581		2.3%
Adjusted admissions	276,472	270,231	6,241		2.3%
Emergency room visits	703,643	693,772	9,871		1.4%
Surgeries	137,337	140,225	(2,888)		(2.1)%
Outpatient revenue percent	47.1%	47.7%	(60)	bps	n/a
Inpatient revenue percent	52.9%	52.3%	60	bps	n/a

* basis points

Net revenue during the 2009 Six Month Period was approximately $2,343.5 million as compared to $2,257.9 million during the 2008 Six Month Period. This change represented an increase of $85.6 million or 3.8%. Such increase resulted from: (i) increased admissions and emergency room visits; (ii) favorable case mix trends; and (iii) increases in reimbursement rates. Hospital net revenue per adjusted admission increased approximately 2.7% during the 2009 Six Month Period as compared to the 2008 Six Month Period. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2009 Six Month Period increased 100 basis points to 12.2% of net revenue as compared to 11.2% of net revenue during the 2008 Six Month Period. This change is primarily due to an increase in (i) the prevalence of uninsured patients in the mix of patients that we serve (approximately 6.8% and 6.5% of total admissions during the 2009 Six Month Period and the 2008 Six Month Period, respectively) and (ii) co-payments and deductibles due from underinsured patients, which subject us to a higher risk of collection. Both of these factors can be attributed, in part, to the ongoing domestic recession. During the 2009 Six Month Period and the 2008 Six Month Period, our Uncompensated Patient Care Percentage, which is described above under the heading “2009 Three Month Period Compared to the 2008 Three Month Period,” was determined to be 24.2% and 22.9%, respectively. The 130 basis point increase during the 2009 Six Month Period reflects, among other things, a larger provision for doubtful accounts for our self-pay patients.

Salaries and benefits as a percent of net revenue decreased to 38.9% during the 2009 Six Month Period from 40.6% during the 2008 Six Month Period. This decline was primarily due to our company-wide cost containment measures, such as headcount reductions, new hire limitations, lower personnel turnover, postponements of merit pay increases and a suspension of substantially all matching contributions to our 401(k) plan.

Supplies as a percent of net revenue increased from 13.6% during the 2008 Six Month Period to 14.1% during the 2009 Six Month Period. This increase was primarily due to more cardiology and neuro-surgery procedures having been performed during the 2009 Six Month Period, which resulted in our utilization of a larger quantity of costly cardiac and spinal implant devices and related supplies.

Other operating expenses as a percent of net revenue increased from 17.3% during the 2008 Six Month Period to 17.4% during the 2009 Six Month Period. This change is primarily due to increased costs for repairs and maintenance, professional fees, collection agency fees and utilities, partially offset by reductions in advertising/marketing and travel costs.

During the 2008 Six Month Period, we recorded gains of approximately $203.4 million from the sale of a 27% equity interest in a limited liability company that owns/leases and operates our seven general acute care hospitals in North Carolina and South Carolina and $6.6 million from the sale of three home health agencies. The sale of a home health agency during the 2009 Six Month Period yielded a gain of $2.5 million. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding these transactions and other related matters.

Interest and other income declined from approximately $3.8 million during the 2008 Six Month Period to $0.6 million during the 2009 Six Month Period. This decline during the 2009 Six Month Period was primarily due to (i) lower interest-bearing cash balances and (ii) lower rates of return in the marketplace for our interest-bearing cash. As described at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, we received approximately $300.0 million on March 31, 2008 from an affiliate of Novant Health, Inc., which significantly increased our interest-bearing cash balances during the second half of the 2008 Six Month Period.

Interest expense decreased from approximately $127.3 million during the 2008 Six Month Period to $109.3 million during the 2009 Six Month Period. Such decrease was primarily due to (i) a lower average outstanding principal balance on the Term Loan during the 2009 Six Month Period as compared to the 2008 Six Month Period and (ii) a significant reduction of interest expense on the 2023 Notes, substantially all of which were repurchased during 2008. Partially offsetting these reductions was greater interest expense on the 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”) that we sold on May 21, 2008. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

During the 2009 Six Month Period, we repurchased certain of the 2028 Notes, yielding a total gain on the early extinguishment of debt of approximately $16.7 million. During the 2008 Six Month Period, we repurchased certain of the 2023 Notes, yielding a total loss on the early extinguishment of debt of $0.7 million. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the 2028 Notes and the 2023 Notes.

Our effective income tax rates were approximately 35.2% and 37.8% during the 2009 Six Month Period and the 2008 Six Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, diluted our effective income tax rates by approximately 360 and 80 basis points during the 2009 Six Month Period and the 2008 Six Month Period, respectively. Our provision for income taxes during the 2009 Six Month Period was adversely impacted by adjustments pertaining to stock-based compensation and the related additional paid-in capital pool of excess income tax benefits. Moreover, the favorable impact from the finalization of certain of our federal income tax returns and the lapsing of certain state statutes of limitations during 2008 did not recur in 2009.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Below is a summary of our recent cash flow activity (in thousands).

	Six Months Ended June 30,
	2009	2008
Sources (uses) of cash and cash equivalents:
Operating activities	$255,226	$286,525
Investing activities	(103,868)	(82,318)
Financing activities	(132,048)	106,818
Discontinued operations	1,685	(20,526)

Net increase in cash and cash equivalents	$20,995	$290,499

Operating Activities

Our cash flows from continuing operating activities decreased approximately $31.3 million, or 10.9%, during the 2009 Six Month Period when compared to the 2008 Six Month Period. This decrease primarily related to net federal and state income tax refunds of approximately $43.0 million during the 2008 Six Month Period, as compared to $14.8 million during the 2009 Six Month Period. Additionally, our current liabilities declined during the 2009 Six Month Period as a result of the timing of our required payments, thereby contributing to the year-over-year reduction in cash flows from continuing operating activities. Partially offsetting these items were lower interest payments during the 2009 Six Month Period when compared to the 2008 Six Month Period.

Investing Activities

Cash used in investing activities during the 2009 Six Month Period included approximately $115.5 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities. Partially offsetting such cash outlays were a decrease in restricted funds of $7.6 million and $4.0 million from sales of assets.

Cash used in investing activities during the 2008 Six Month Period included approximately $93.5 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities. Partially offsetting these cash outlays were: (i) cash receipts of $3.5 million from the sale of discontinued operations (consisting of property, plant and equipment used in our former physician practices in North Carolina and South Carolina); (ii) $7.3 million from sales of assets, including $6.8 million from the sale of three home health agencies; and (iii) a decrease in restricted funds of $2.8 million. See Notes 4 and 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations and our divestiture of certain home health agencies, respectively.

Financing Activities

During the 2009 Six Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $68.0 million, including an $18.4 million mandatory annual Excess Cash Flow payment (as described below under “Capital Resources”) and a $25.0 million prepayment under the Term Loan. We also paid (i) $59.3 million to repurchase certain of our 2028 Notes in the open market and (ii) $14.9 million to noncontrolling shareholders, including the first annual distribution under our seven-hospital joint venture arrangement in North Carolina and South Carolina. Partially offsetting these cash outlays was $10.0 million that we received from noncontrolling shareholders to acquire minority equity interests in our joint ventures. See Notes 2 and 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements and our joint venture activity, respectively.

During the 2008 Six Month Period, our financing activities included net cash proceeds of approximately $244.0 million from our sale of the 2028 Notes and $302.9 million that we received from noncontrolling shareholders to acquire minority equity interests in our joint ventures. During the 2008 Six Month Period, we made principal payments on long-term debt and capital lease obligations of $146.2 million, including a $47.7 million mandatory annual Excess Cash Flow payment and $75.3 million of prepayments under the Term Loan. We also paid $292.0 million to repurchase certain of our 2023 Notes in the open market and $2.3 million to noncontrolling shareholders.

Discontinued Operations

Cash provided by our discontinued operations during the 2009 Six Month Period was approximately $1.7 million and the corresponding cash used in operating our discontinued operations during the 2008 Six Month Period was $20.5 million. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations.

Days Sales Outstanding

Days sales outstanding, or DSO, is calculated by dividing quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 48 days at June 30, 2009, which compares favorably to 50 days at both March 31, 2009 and December 31, 2008 and reflects improved cash collections on accounts receivable during the 2009 Three Month Period.

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

The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. Based on the annual Excess Cash Flow generated during the year ended December 31, 2008, we repaid approximately $18.4 million of principal during the 2009 Six Month Period. We also prepaid $25.0 million of principal under the Term Loan during the 2009 Six Month Period. In total, our mandatory principal payments under the Credit Facilities for the year ending June 30, 2010, exclusive of an annual Excess Cash Flow payment for calendar year 2009, if any, will be approximately $26.1 million. During the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is generally payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for the seven-year term of the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Therefore, we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the interest rate swap contract. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 regarding the estimated fair value of our interest rate swap contract. At June 30, 2009, approximately $66.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.3% on both June 30, 2009 and July 31, 2009).

Although there were no amounts outstanding under the Revolving Credit Agreement on July 31, 2009, standby letters of credit in favor of third parties of approximately $43.3 million reduced the amount available for borrowing thereunder to $456.7 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.2% on July 31, 2009.

We intend to fund the Term Loan’s quarterly interest payments, required annual principal payments and mandatory annual Excess Cash Flow payments with available cash balances, cash provided by operating activities, cash proceeds from our Strategic Transactions and/or borrowings under the Revolving Credit Agreement.

Demand Promissory Note. We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest will be immediately due and payable upon the bank’s written demand. The demand promissory note’s effective interest rate on July 31, 2009 was approximately 2.5%; however, there were no amounts outstanding thereunder on such date. See Note 2(b) to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the demand promissory note and its predecessor arrangement.

3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”)

On May 21, 2008, we completed a private placement of $250.0 million of the 2028 Notes, which are unsecured obligations that are subordinated in right of payment to all of our existing and future senior indebtedness. After transaction-related costs, the sale of the 2028 Notes resulted in our receipt of net proceeds of approximately $244.0 million, which we used to repurchase certain of our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”) in the open market. The 2028 Notes mature on May 1, 2028 and bear interest at a fixed rate of 3.75% per annum. Since December 1, 2008, we have used cash on hand to repurchase $158.6 million of principal face amount 2028 Notes in the open market at approximately 56.8% of their principal face value, plus accrued and unpaid interest. Should market conditions continue to be advantageous to us, we intend to repurchase additional 2028 Notes in the open market. Any such 2028 Note repurchases and the interest payments on the remaining 2028 Note outstanding principal balance of $91.4 million will be funded with available cash balances, cash provided by operating activities and/or borrowings under the Revolving Credit Agreement.

Debt Covenants

The Credit Facilities and the indentures governing the 2028 Notes, the 2023 Notes and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At June 30, 2009, we were in compliance with all of the covenants contained in those debt agreements. Specifically, the table below summarizes what we believe are the key financial covenants under the Credit Facilities and our corresponding actual performance as of and for the period ended June 30, 2009.

	Requirement	Actual

Minimum required consolidated interest coverage ratio	2.55 to 1.00	2.88 to 1.00

Maximum permitted consolidated leverage ratio	5.50 to 1.00	4.67 to 1.00

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

Dividends

As part of the Recapitalization, our Board of Directors declared a special cash dividend that totaled approximately $2.43 billion. In light of the special cash dividend, which was paid in March 2007, we indefinitely suspended all future dividend payments. Additionally, the Credit Facilities restrict our ability to pay cash dividends.

Standby Letters of Credit

On July 31, 2009, we maintained approximately $43.3 million of standby letters of credit in favor of third parties with various expiration dates through June 2, 2010. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures

We believe that capital expenditures for property, plant and equipment will be approximately 5% of our net revenue for the year ending December 31, 2009, which is within the capital expenditure limitation under the Credit Facilities. As of June 30, 2009, a number of hospital renovation and expansion projects were underway. At our Monroe, Georgia location, we have begun site preparation work for a replacement hospital. We estimate that the cost of this replacement hospital, which we are contractually obligated to build, will range from $70 million to $80 million over the multi-year construction period. We do not believe that any of our hospital renovation and expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

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

Hospital Divestitures and Other

As more fully discussed at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1, we intend to sell (i) Gulf Coast Medical Center, formerly a general acute care hospital in Biloxi, Mississippi that we closed on January 1, 2008, and (ii) the Woman’s Center at Dallas Regional Medical Center, formerly a specialty women’s hospital in Mesquite, Texas that we closed on June 1, 2008. However, the timing of such divestitures has not yet been determined.

We intend to use the proceeds from these hospital sales and other Strategic Transactions that we may consummate for general corporate purposes and debt reduction.

Contractual Obligations and Off-Balance Sheet Arrangements

As a result of our repurchases of certain of the 2028 Notes and a prepayment of principal under the Term Loan, our long-term debt contractual obligations changed from the amounts disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008. Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 contains further discussion of our debt structure, as well as related activity during the 2009 Six Month Period, and is incorporated herein by reference.

During the 2009 Six Month Period, there were no material changes to the off-balance sheet information provided by us in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “could,” “plan,” “continue,” “should,” “project,” “estimate,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, debt structure, principal payments on debt, capital structure, other financial items, statements regarding our plans and objectives for future operations, acquisitions, divestitures and other transactions, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and statements that are other than statements of historical fact.

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

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect new information, future events or other developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the 2009 Six Month Period, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, except for the estimated fair value of our long-term debt. In that regard, the estimated fair value of our long-term debt as a percent of its carrying value increased from approximately 65.8% at December 31, 2008 to 88.9% at June 30, 2009. Such increase was primarily attributable to developments in the domestic and international credit markets during 2009. Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 includes a discussion of our long-term debt activity during the 2009 Six Month Period.

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

The table below summarizes the number of shares of our common stock that were withheld to satisfy tax withholding obligations for stock-based compensation awards that vested during each month during the quarter ended June 30, 2009.

Month Ended	Total Number of Shares Purchased	Average Price Per Share

April 30, 2009	—	$—
May 31, 2009	1,785	4.82
June 30, 2009	1,968	5.48

Total	3,753

Item 4.	Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on May 19, 2009, our stockholders voted on the matters set forth below.

1.	Nine directors were elected and, together, they constitute our entire Board of Directors. The number of shares that voted for the election of each director and the number of shares that withheld authority to vote for each such director is summarized in the table below.

	Votes For	Votes Withheld

William J. Schoen	196,521,384	10,968,570
Gary D. Newsome	204,632,670	2,857,284
Kent P. Dauten	200,786,263	6,703,692
Donald E. Kiernan	204,985,070	2,504,884
Robert A. Knox	200,842,290	6,647,664
William E. Mayberry, M.D.	204,611,733	2,878,221
Vicki A. O’Meara	204,996,334	2,493,620
William C. Steere, Jr.	201,074,860	6,415,094
Randolph W. Westerfield, Ph.D.	204,918,089	2,571,865

2.	The number of shares that voted for, against and abstained from voting for the ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009 is summarized in the table below.

Votes For	Votes Against	Abstentions
206,927,082	500,220	62,651

Item 6.	Exhibits.

See Index to Exhibits beginning on page 30 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: August 6, 2009	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10) Material Contracts

*10.1	Form of Restricted Stock Award and Cash Performance Award for the year ending December 31, 2009 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.