Form 10-Q
period 2009-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2009-11-05
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2009, there were 248,388,246 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(as adjusted - see Note 7)		(as adjusted - see Note 7)

Net revenue	$1,121,903	$1,060,224	$3,418,373	$3,270,548

Operating expenses:
Salaries and benefits	438,202	440,624	1,332,265	1,339,165
Supplies	154,262	145,786	480,051	447,026
Provision for doubtful accounts	143,745	120,039	419,872	364,472
Depreciation and amortization	60,424	58,543	179,198	173,150
Rent expense	25,532	23,006	75,060	66,841
Other operating expenses	202,147	190,302	602,497	573,667

Total operating expenses	1,024,312	978,300	3,088,943	2,964,321

Income from operations	97,591	81,924	329,430	306,227

Other income (expense):
Gains on sales of assets, net (see Note 6)	90	1,201	1,936	169,140
Interest and other income, net	942	1,352	1,499	5,200
Interest expense	(54,300)	(59,716)	(163,485)	(186,932)
Gains (losses) on early extinguishment of debt, net	(533)	—	16,202	(700)
Write-offs of deferred financing costs	—	—	(444)	(1,497)

Income from continuing operations before income taxes	43,790	24,761	185,138	291,438
Provision for income taxes	(12,495)	(4,784)	(62,392)	(105,963)

Income from continuing operations	31,295	19,977	122,746	185,475
Income (loss) from discontinued operations, including gains on disposals, net of income taxes (see Notes 4 and 6)	626	(4,597)	1,042	(13,602)

Consolidated net income	31,921	15,380	123,788	171,873
Net income attributable to noncontrolling interests	(6,476)	(4,569)	(19,734)	(10,754)

Net income attributable to Health Management Associates, Inc.	$25,445	$10,811	$104,054	$161,119

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.10	$0.06	$0.42	$0.72
Discontinued operations	—	(0.02)	—	(0.06)

Net income	$0.10	$0.04	$0.42	$0.66

Diluted
Continuing operations	$0.10	$0.06	$0.42	$0.72
Discontinued operations	—	(0.02)	—	(0.06)

Net income	$0.10	$0.04	$0.42	$0.66

Weighted average number of shares outstanding:
Basic	245,234	243,286	244,953	243,249

Diluted	247,514	244,805	246,225	244,774

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2009	December 31, 2008
		(as adjusted - see Note 7)
ASSETS
Current assets:
Cash and cash equivalents	$222,346	$143,614
Accounts receivable, net	618,143	621,505
Supplies, prepaid expenses and other assets	156,689	153,167
Prepaid and recoverable income taxes	16,739	59,278
Restricted funds	34,476	31,471
Deferred income taxes	16,743	9,292
Assets of discontinued operations	99,119	96,346

Total current assets	1,164,255	1,114,673

Property, plant and equipment	3,797,460	3,647,009
Accumulated depreciation and amortization	(1,411,682)	(1,258,939)

Net property, plant and equipment	2,385,778	2,388,070

Restricted funds	32,659	37,117
Goodwill	877,652	877,973
Deferred charges and other assets	126,941	136,399

Total assets	$4,587,285	$4,554,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,684	$171,408
Accrued expenses and other liabilities	306,182	251,422
Liabilities of discontinued operations	8,502	4,830
Current maturities of long-term debt and capital lease obligations	36,428	62,792

Total current liabilities	459,796	490,452

Deferred income taxes	155,537	94,023
Long-term debt and capital lease obligations, less current maturities	3,011,355	3,144,042
Interest rate swap contract	223,406	283,750
Other long-term liabilities	211,302	207,286

Total liabilities	4,061,396	4,219,553

Redeemable equity securities	79,671	48,868

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 248,037 shares and 244,221 shares issued at September 30, 2009 and December 31, 2008, respectively	2,480	2,442
Accumulated other comprehensive income (loss), net of income taxes	(131,229)	(169,914)
Additional paid-in capital	124,154	108,374
Retained earnings	342,273	238,219

Total Health Management Associates, Inc. stockholders’ equity	337,678	179,121
Noncontrolling interests	108,540	106,690

Total stockholders’ equity	446,218	285,811

Total liabilities and stockholders’ equity	$4,587,285	$4,554,232

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2009 and 2008

(in thousands)

(unaudited)

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive Income (Loss), net	Additional Paid-in Capital	Retained Earnings	Non- controlling Interests	Totals
	Shares	Par Value

Balances at January 1, 2009 (as adjusted - see Note 7)	244,221	$2,442	$(169,914)	$108,374	$238,219	$106,690	$285,811

Comprehensive income:
Net income	—	—	—	—	104,054	19,734	123,788
Unrealized gains on available-for-sale securities, net	—	—	2,545	—	—	—	2,545
Change in fair value of interest rate swap contract, net	—	—	36,140	—	—	—	36,140

Total comprehensive income ($142,739 and $19,734 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)							162,473
Issuances of deferred stock and restricted stock, net of forfeitures, and related tax matters	2,384	24	—	(656)	—	—	(632)
Exercises of stock options	1,432	14	—	8,481	—	—	8,495
Stock-based compensation expense	—	—	—	7,955	—	—	7,955
Distributions to noncontrolling shareholders	—	—	—	—	—	(17,884)	(17,884)

Balances at September 30, 2009	248,037	$2,480	$(131,229)	$124,154	$342,273	$108,540	$446,218

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive Income (Loss), net	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- controlling Interests	Totals
	Shares	Par Value

Balances at January 1, 2008 (as reported)	277,184	$2,772	$(57,860)	$623,485	$71,706	$(559,075)	$—	$81,028
Effects of new accounting guidance (see Note 7):
Noncontrolling interests	—	—	—	—	—	—	917	917
Convertible debt	—	—	—	(8,473)	(1,636)	—	—	(10,109)

Balances at January 1, 2008 (as adjusted)	277,184	2,772	(57,860)	615,012	70,070	(559,075)	917	71,836

Comprehensive income:
Net income (as adjusted - see Note 7)	—	—	—	—	161,119	—	10,754	171,873
Unrealized losses on available-for-sale securities, net	—	—	(2,809)	—	—	—	—	(2,809)
Change in fair value of interest rate swap contract, net	—	—	(7,050)	—	—	—	—	(7,050)

Total comprehensive income ($151,260 and $10,754 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)								162,014
Sale of convertible debt securities, net	—	—	—	34,009	—	—	—	34,009
Issuances of deferred stock and restricted stock, net of forfeitures, and related tax matters	990	10	—	(2,311)	—	—	—	(2,301)
Stock-based compensation expense	—	—	—	13,535	—	—	—	13,535
Forfeited restricted stock dividends and other matters	—	—	—	2,658	—	—	—	2,658
Treasury stock retirement	(34,318)	(343)	—	(558,732)	—	559,075	—	—
Investments by noncontrolling shareholders	—	—	—	—	—	—	92,458	92,458
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(1,299)	(1,299)

Balances at September 30, 2008 (as adjusted)	243,856	$2,439	$(67,719)	$104,171	$231,189	$—	$102,830	$372,910

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
		(as adjusted - see Note 7)
Cash flows from operating activities:
Consolidated net income	$123,788	$171,873
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	184,312	183,121
Provision for doubtful accounts	419,872	364,472
Stock-based compensation expense	7,955	13,535
Gains on sales of assets, net	(1,936)	(169,140)
(Gains) losses on early extinguishment of debt, net	(16,202)	700
Write-offs of deferred financing costs	444	1,497
Long-lived asset impairment charge	—	921
Deferred income tax expense	29,859	80,115
Changes in assets and liabilities of continuing operations:
Accounts receivable	(420,297)	(391,587)
Supplies, prepaid expenses and other current assets	(3,468)	(6,686)
Prepaid and recoverable income taxes	47,766	63,527
Deferred charges and other long-term assets	(3,626)	1,491
Accounts payable	(57,167)	27,477
Accrued expenses and other liabilities	47,322	13,566
Equity compensation excess income tax benefits	(149)	—
(Income) loss from discontinued operations, net	(1,042)	13,602

Net cash provided by continuing operating activities	357,431	368,484

Cash flows from investing activities:
Additions to property, plant and equipment	(158,746)	(155,948)
Proceeds from sales of assets	4,653	14,384
Proceeds from sales of discontinued operations	—	18,166
Decreases in restricted funds	4,247	5,391
Acquisitions and other	(569)	(2,420)

Net cash used in continuing investing activities	(150,415)	(120,427)

Cash flows from financing activities:
Net proceeds from long-term borrowings	—	244,471
Principal payments on debt and capital lease obligations	(78,842)	(440,143)
Repurchases of convertible debt securities in the open market	(67,714)	(292,000)
Proceeds from exercises of stock options	8,495	—
Cash received from noncontrolling shareholders	21,212	322,485
Cash payments to noncontrolling shareholders	(17,884)	(2,891)
Payments of financing costs	—	(350)
Equity compensation excess income tax benefits	149	—

Net cash used in continuing financing activities	(134,584)	(168,428)

Net increase in cash and cash equivalents before discontinued operations	72,432	79,629
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	6,745	(19,547)
Investing activities	(440)	(3,585)
Financing activities	(5)	(452)

Net increase in cash and cash equivalents	78,732	56,045
Cash and cash equivalents at the beginning of the period	143,614	123,987

Cash and cash equivalents at the end of the period	$222,346	$180,032

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

1.	Business and Basis of Presentation

Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) provide health care services to patients in hospitals and other health care facilities located primarily in non-urban communities in the southeastern United States. As of October 30, 2009, we operated 54 hospitals in fifteen states with a total of 7,926 licensed beds. At such date, eighteen and ten of our hospitals were located in Florida and Mississippi, respectively. See Note 9 for information regarding a hospital system in Fort Smith, Arkansas that we plan to acquire before the end of 2009.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 4.

The interim condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Our results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and potential changes in the economy.

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

Our preparation of the interim condensed consolidated financial statements and accompanying notes requires us to make estimates and assumptions. Actual results could differ from those estimates. When completing the interim condensed consolidated financial statements included herein, we evaluated subsequent events up to and including the date that this Quarterly Report on Form 10-Q was filed with the SEC.

As more fully discussed at Note 7, the prior year interim condensed consolidated financial statements have been adjusted to comply with certain new GAAP requirements and reclassified to conform to the current year presentation.

2.	Long-Term Debt and Capital Lease Obligations

The following discussion of our long-term debt and capital lease obligations should be read in conjunction with Notes 2 and 3 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The table below summarizes our long-term debt and capital lease obligations (in thousands).

	September 30, 2009	December 31, 2008
		(as adjusted - see Note 7)

Revolving credit facilities (a) (b)	$—	$—
Term Loan (a)	2,515,809	2,579,875
6.125% Senior Notes due 2016, net of discounts of approximately $2,414 and $2,691 at September 30, 2009 and December 31, 2008, respectively	397,586	397,309
2028 Notes, net of discounts of approximately $17,375 and $42,670 at September 30, 2009 and December 31, 2008, respectively (c)	74,075	157,330
Installment notes and other unsecured long-term debt	6,682	8,191
Capital lease obligations	53,631	64,129

	3,047,783	3,206,834
Less current maturities	(36,428)	(62,792)

Long-term debt and capital lease obligations, less current maturities	$3,011,355	$3,144,042

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt and Capital Lease Obligations (continued)

a. Senior Secured Credit Facilities. Our senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. Based on the annual Excess Cash Flow generated during the years ended December 31, 2008 and 2007, we were required to repay principal of approximately $94.1 million and $47.9 million, respectively. We satisfied these Term Loan requirements with principal payments of $18.4 million and $123.6 million during the nine months ended September 30, 2009 and 2008, respectively. We also prepaid $25.0 million of principal under the Term Loan during the nine months ended September 30, 2009 (such amount will be credited against our 2009 annual Excess Cash Flow obligation, if any). In connection with our annual Excess Cash Flow payments and our Term Loan prepayment, $0.4 million and $1.5 million of deferred financing costs were written off during the nine months ended September 30, 2009 and 2008, respectively.

During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Therefore, we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract. The interest rate swap contract provides for us to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At September 30, 2009, approximately $66.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.0% on both September 30, 2009 and October 30, 2009).

Although there were no amounts outstanding under the Revolving Credit Agreement on October 30, 2009, standby letters of credit in favor of third parties of approximately $44.8 million reduced the amount available for borrowing thereunder to $455.2 million on such date. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.0% on both September 30, 2009 and October 30, 2009.

b. Demand Promissory Notes. On July 14, 2009, we executed a $10.0 million demand promissory note in favor of a bank (the “2009 Demand Note”). The 2009 Demand Note replaced a $20.0 million demand promissory note with the same bank that was terminated on June 30, 2009 with no amounts outstanding thereunder at that time. Pursuant to the terms and conditions of the 2009 Demand Note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. Such borrowings, if any, will be secured on a pari passu basis with the Credit Facilities. All principal and accrued interest under the 2009 Demand Note will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest will be payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the loan agreement, plus 2.0%. Although there were no amounts outstanding on September 30, 2009 and October 30, 2009, the effective interest rate on the 2009 Demand Note was approximately 2.3% on both those dates.

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

During the nine months ended September 30, 2009, we used cash on hand to repurchase approximately $108.6 million of principal face amount 2028 Notes. Such notes were repurchased in the open market at approximately 62.4% of their principal face amount, plus accrued and unpaid interest, and resulted in a net gain on the early extinguishment of debt of $16.2 million.

1.50% Convertible Senior Subordinated Notes due 2023. During the nine months ended September 30, 2008, we used the net proceeds from the sale of the 2028 Notes and cash on hand to repurchase $292.0 million of our then outstanding principal face amount 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). Such notes were repurchased in the open market at 100% of their principal face amount, plus accrued and unpaid interest. In connection with these 2023 Note repurchases, we recorded losses on the early extinguishment of debt of approximately $0.7 million.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt and Capital Lease Obligations (continued)

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

Other. The estimated fair values of our long-term debt instruments, determined by reference to quoted market prices, were as follows (in thousands):

	September 30, 2009	December 31, 2008

2028 Notes	$90,461	$86,956
6.125% Senior Notes due 2016	369,000	256,000
Term Loan	2,381,100	1,694,419

The estimated fair values of our other long-term debt instruments reasonably approximate their carrying amounts in the condensed consolidated balance sheets. See Note 5 for a discussion of the estimated fair values of our other financial instruments, including valuation methods and significant assumptions.

At September 30, 2009, we were in compliance with all of the covenants contained in our debt agreements.

3.	Earnings Per Share

Basic earnings per share is computed based on the weighted average number of outstanding common shares. Diluted earnings per share is computed based on the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, primarily computed using the treasury stock method. The table below sets forth the computations of basic and diluted earnings (loss) per share for our common stockholders (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(as adjusted - see Note 7)		(as adjusted - see Note 7)

Numerators:
Income from continuing operations	$31,295	$19,977	$122,746	$185,475
Income attributable to noncontrolling interests	(6,294)	(4,607)	(18,956)	(10,756)

Income from continuing operations attributable to
Health Management Associates, Inc. common stockholders	25,001	15,370	103,790	174,719

Income (loss) from discontinued operations	626	(4,597)	1,042	(13,602)
Loss (income) attributable to noncontrolling interests	(182)	38	(778)	2

Income (loss) from discontinued operations attributable to
Health Management Associates, Inc. common stockholders	444	(4,559)	264	(13,600)

Net income attributable to Health Management Associates, Inc. common stockholders	$25,445	$10,811	$104,054	$161,119

Denominators:
Denominator for basic earnings per share - weighted average number of outstanding common shares	245,234	243,286	244,953	243,249
Effect of dilutive securities:
Stock-based compensation	2,280	1,519	1,272	1,525

Denominator for diluted earnings per share	247,514	244,805	246,225	244,774

Earnings (loss) per share:
Basic
Continuing operations	$0.10	$0.06	$0.42	$0.72
Discontinued operations	—	(0.02)	—	(0.06)

Net income	$0.10	$0.04	$0.42	$0.66

Diluted
Continuing operations	$0.10	$0.06	$0.42	$0.72
Discontinued operations	—	(0.02)	—	(0.06)

Net income	$0.10	$0.04	$0.42	$0.66

Approximately 7.6 million and 10.9 million common stock equivalents relating to stock options to purchase shares of our common stock were not included in the computations of diluted earnings per share during the three and nine months ended September 30, 2009, respectively, because the exercise prices of such stock options were greater than the average market price of our common stock during the respective measurement periods. The corresponding amounts were 13.3 million and 12.7 million common stock equivalents for the three and nine months ended September 30, 2008, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Earnings Per Share (continued)

Approximately 0.8 million and 2.6 million common stock equivalents relating to deferred stock and restricted stock were not included in the computations of diluted earnings per share during the three and nine months ended September 30, 2009, respectively, because their effect was antidilutive or satisfaction of required performance and market conditions for certain stock-based compensation was not achieved by the end of the reporting period. The corresponding amounts for the three and nine months ended September 30, 2008 were 1.4 million and 2.7 million common stock equivalents, respectively.

4.	Discontinued Operations

Our discontinued operations during the periods presented herein included: (i) the 172-bed Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas; (ii) 189-bed Gulf Coast Medical Center in Biloxi, Mississippi; (iii) 79-bed Southwest Regional Medical Center in Little Rock, Arkansas; (iv) 70-bed Franklin Regional Medical Center in Louisburg, North Carolina; (v) 125-bed Upstate Carolina Medical Center in Gaffney, South Carolina; and (vi) certain other health care operations affiliated with those hospitals. As discussed at Note 6, our physician practices in North Carolina and South Carolina were transitioned to affiliates of Novant Health, Inc. during 2008 and, accordingly, discontinued operations also included those entities.

Subsequent to December 31, 2008, we modified the group of hospitals and affiliated health care entities that constitute discontinued operations by adding our hospitals in Louisburg, North Carolina and Gaffney, South Carolina (as discussed at Note 6). Accordingly, our discontinued operations have been retroactively adjusted in accordance with GAAP to conform to the current period presentation of the interim condensed consolidated financial statements. See Note 7 for a reconciliation between previously reported amounts and our current presentation.

Gulf Coast Medical Center and the Woman’s Center at Dallas Regional Medical Center (the “Center”) were closed on January 1, 2008 and June 1, 2008, respectively. Although we are currently evaluating various disposal alternatives for those hospitals’ tangible long-lived assets, which primarily consist of property, plant and equipment, the timing of such divestitures has not yet been determined. During our evaluative process, we concluded that the estimated fair value of the Center’s long-lived assets, less costs to sell, was lower than its net book value. Accordingly, we recorded a long-lived asset and goodwill impairment charge of approximately $23.1 million during the nine months ended September 30, 2008 to reduce the Center’s long-lived assets to their estimated net realizable value and write-off all of the Center’s allocated goodwill.

We closed Southwest Regional Medical Center (“SRMC”) on July 15, 2008. On August 28, 2008, we completed a sale of the hospital’s tangible long-lived assets, which primarily consisted of property, plant and equipment. The selling price, which was paid in cash, was approximately $14.3 million. After allocating $5.7 million of goodwill to SRMC, this divestiture resulted in a gain of $3.2 million.

The operating results and cash flows of discontinued operations have been included in our consolidated financial statements up to the date of disposition. As provided by GAAP, the financial position, operating results and cash flows of the abovementioned entities have been presented as discontinued operations in the interim condensed consolidated financial statements. The table below sets forth the underlying details of discontinued operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(as adjusted - See Note 7)		(as adjusted - See Note 7)

Net revenue	$23,047	$27,032	$70,199	$109,499
Operating expenses and other:
Salaries and benefits	9,099	16,894	27,405	72,090
Provision for doubtful accounts	4,785	6,122	16,238	22,951
Depreciation and amortization	1,361	1,283	4,064	5,236
Other operating expenses	6,830	12,013	21,148	44,422
Long-lived asset and goodwill impairment charge	—	—	—	23,100

Total operating expenses and other	22,075	36,312	68,855	167,799

Income (loss) from operations	972	(9,280)	1,344	(58,300)
Gains on sales of assets and related other, net (see Note 6)	9	2,846	54	36,504
Other expenses, net	(76)	(4)	(185)	(72)

Income (loss) before income taxes	905	(6,438)	1,213	(21,868)
Income tax benefit (expense)	(279)	1,841	(171)	8,266

Income (loss) from discontinued operations	$626	$(4,597)	$1,042	$(13,602)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Discontinued Operations (continued)

The principal components of assets and liabilities of discontinued operations in our interim condensed consolidated balance sheets are summarized below (in thousands).

	September 30, 2009	December 31, 2008
		(as adjusted - See Note 7)

Accounts receivable, net	$12,350	$9,961
Supplies, prepaid expenses and other assets	5,564	6,143
Long-lived assets and goodwill	81,205	80,242

Total assets of discontinued operations	$99,119	$96,346

Accounts payable, accrued expenses and other liabilities	$4,314	$4,307
Capital lease obligations	4,188	523

Total liabilities of discontinued operations	$8,502	$4,830

5.	Fair Value Measurements

During September 2006, the Financial Accounting Standards Board (the “FASB”) issued new fair value accounting rules (the “Fair Value Guidance”), which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. On January 1, 2009, we adopted the provisions of the Fair Value Guidance that relate to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis; however, there was no impact on our financial position or results of operations. Before the end of 2009, we will complete our goodwill impairment testing using the Fair Value Guidance measurement criteria.

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Below are the estimated fair values of our financial assets (liabilities) as of September 30, 2009 (in thousands).

	Level 1	Level 2	Level 3

Available-for-sale securities	$12,456	$—	$—
Interest rate swap contract	—	(223,406)	—

Totals	$12,456	$(223,406)	$—

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

At both September 30, 2009 and December 31, 2008, the cost basis of our available-for-sale securities, which consisted of shares in two equity-based mutual funds, was approximately $9.7 million. Additionally, the estimated fair value of such securities at December 31, 2008 was $9.7 million.

6.	Other Significant Matters

Joint Venture Activity

General. As of October 30, 2009, we have established joint ventures to own/lease and operate 24 of our general acute care hospitals, including new joint ventures at ten general acute care hospitals during the nine months ended September 30, 2009 and six thereafter. Local physicians and/or other health care organizations own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage each hospital’s day-to-day operations. We continue to evaluate new joint venture opportunities and have several such transactions currently pending.

Novant Health, Inc. On March 31, 2008, Novant Health, Inc. and one or more of its affiliates (collectively, “Novant”) paid us $300.0 million for (i) a 27% equity interest in a limited liability company that then owned/leased and operated our seven general acute care hospitals in North Carolina and South Carolina (the “Carolina Joint Venture”) and (ii) certain property, plant and equipment of the physician practices that were affiliated with those hospitals. After considering approximately $84.1 million of goodwill allocated to the North Carolina and South Carolina hospitals, this transaction yielded a gain of approximately $203.4 million ($0.51 per diluted share) that was split between our continuing operations ($161.4 million) and discontinued operations ($42.0 million). Gain treatment would not have been permitted for this transaction under the FASB’s new accounting and disclosure rules that are discussed at Note 7. During 2008, Novant assumed full operational and fiscal responsibility for the aforementioned physician practices; however, we were required to partially subsidize the losses, if any, of such physician practices for a period of up to three years in an amount not to exceed $4.0 million per annum (the “Physician Subsidy”). Accordingly, discontinued operations for the nine months ended September 30, 2008 also included a $7.9 million charge for the present value of our estimated Physician Subsidy payments.

Effective October 1, 2009, the Carolina Joint Venture was restructured with the following principal features:

(i)	all of the equity interests in Davis Regional Medical Center in Statesville, North Carolina, Sandhills Regional Medical Center in Hamlet, North Carolina, Carolina Pines Regional Medical Center in Hartsville, South Carolina and Chester Regional Medical Center in Chester, South Carolina were distributed from the Carolina Joint Venture to us;

(ii)	Franklin Regional Medical Center in Louisburg, North Carolina and Upstate Carolina Medical Center in Gaffney, South Carolina continue to be owned by the Carolina Joint Venture; however, Novant now manages both hospitals and receives 99% of the net profits, net losses, free cash flow and capital accounts of those hospitals (effectively reducing our interest in each hospital from 73% to 1%);

(iii)	Lake Norman Regional Medical Center in Mooresville, North Carolina continues to be owned by the Carolina Joint Venture and managed by us (subject to certain management rights expressly delegated to Novant); however, we now receive 70% of the net profits, net losses, free cash flow and capital accounts of the hospital (effectively increasing Novant’s interest in the hospital from 27% to 30%);

(iv)	we paid Novant approximately $7.6 million, which included the purchase of certain assets used by physicians previously employed by Novant who are transitioning back to our employment. Additionally, we will pay Novant $200,000 a year for ten years, commencing on January 15, 2010; and

(v)	our remaining Physician Subsidy obligation, if any, was cancelled.

As a result of the Carolina Joint Venture restructuring, Franklin Regional Medical Center and Upstate Carolina Medical Center have been included in our discontinued operations. See Note 4.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Other Significant Matters (continued)

Divestitures. For cash consideration, we sold (i) a home health agency for approximately $2.5 million during the nine months ended September 30, 2009 and (ii) three home health agencies, a nursing home and a health care billing operation in separate transactions for a combined purchase price of $14.4 million during the nine months ended September 30, 2008. These divestitures yielded gains of $2.5 million in 2009 and $7.8 million in 2008 (after allocating $1.3 million of goodwill), which are included in gains on sales of assets in the interim condensed consolidated financial statements. Historically, these disposed operations contributed nominally to our consolidated operating results.

Income Taxes. Our effective income tax rates were approximately 33.7% and 36.4% during the nine months ended September 30, 2009 and 2008, respectively, and 28.5% and 19.3% during the three months ended September 30, 2009 and 2008, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, diluted our effective income tax rates by approximately 380 and 140 basis points during the nine months ended September 30, 2009 and 2008, respectively. The corresponding impact was 480 and 440 basis points during the three months ended September 30, 2009 and 2008, respectively.

Our 2009 provision for income taxes was favorably impacted by: (i) the finalization of certain federal and state income tax returns; (ii) the satisfactory conclusion of a state tax audit; and (iii) the lapsing of certain state statutes of limitations. Partially offsetting these items were adjustments during 2009 pertaining to stock-based compensation and the related additional paid-in capital pool of excess income tax benefits. Our 2008 provision for income taxes was favorably impacted by: (i) the finalization of certain federal and state income tax returns; (ii) the satisfactory resolution of two Internal Revenue Service examinations; and (iii) the lapsing of certain state statutes of limitations.

Physician and Physician Group Guarantees. We are committed to providing financial assistance pursuant to certain recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that our hospitals serve. At September 30, 2009, we were committed to non-cancelable guarantees of approximately $33.8 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the contractual measurement periods, which generally approximate one year. We believe that the recorded liability for physician and physician group guarantees of $13.6 million at September 30, 2009 is adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimate.

Comprehensive Income and Related Other. GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. The details of our total consolidated comprehensive income are presented below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(as adjusted - see Note 7)		(as adjusted - see Note 7)

Consolidated net income	$31,921	$15,380	$123,788	$171,873
Components of other comprehensive income (loss):
Gross changes attributable to:
Interest rate swap contract	(18,631)	(15,127)	60,344	(8,300)
Available-for-sale securities	2,864	(1,826)	3,523	(4,321)
Income taxes attributable to:
Interest rate swap contract	7,473	3,985	(24,204)	1,250
Available-for-sale securities	(747)	640	(978)	1,512

Other comprehensive income (loss)	(9,041)	(12,328)	38,685	(9,859)

Total consolidated comprehensive income	$22,880	$3,052	$162,473	$162,014

The table below summarizes our accumulated other comprehensive income (loss), net of income taxes (in thousands).

	September 30, 2009	December 31, 2008

Interest rate swap contract, net	$(133,774)	$(169,914)
Available-for-sale securities, net	2,545	—

Accumulated other comprehensive income (loss), net	$(131,229)	$(169,914)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Noncontrolling Interest and Convertible Debt Accounting

During December 2007, the FASB issued new accounting and disclosure rules for noncontrolling interests in consolidated financial statements (the “Noncontrolling Interest Guidance”). We were required to adopt these new accounting and disclosure rules on January 1, 2009. Early adoption was prohibited. The Noncontrolling Interest Guidance had no material accounting impact on our financial position or results of operations; however, we conformed the presentation of the interim condensed consolidated financial statements included in this report with the new requirements set forth therein. Specifically, we are required to present (i) noncontrolling (minority) interests as equity in our consolidated balance sheets and (ii) earnings attributable to noncontrolling interests as part of our consolidated earnings and not as a separate component of income or expense. In addition to the Noncontrolling Interest Guidance, the SEC issued supplemental guidance for registrants with equity-classified securities that are redeemable for cash at the option of the holders of such securities. In those circumstances, the SEC’s supplemental guidance provides that a registrant must use a temporary equity classification and capture the minimum amount that could be unilaterally redeemed for cash. Because certain holders of our noncontrolling interests maintain these unilateral rights, we characterized the related amounts as temporary equity in our condensed consolidated balance sheets under the caption “redeemable equity securities.”

During May 2008, the FASB issued a staff position that provided new accounting rules for convertible debt instruments that may be settled in cash upon conversion (the “Convertible Debt Guidance”). Among other things, the Convertible Debt Guidance requires issuers of certain convertible debt instruments to separately account for the liability and equity components thereof and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. The Convertible Debt Guidance also requires retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on periods prior to those presented being recognized as of the beginning of the first period presented. We were required to adopt these new accounting rules on January 1, 2009. Early adoption of the Convertible Debt Guidance was prohibited. As part of our retrospective restatement, we selected January 1, 2007 as the effective date of our cumulative effect of an accounting change under the Convertible Debt Guidance.

The schedules below adjust certain of our historical consolidated financial statements for: (i) the presentation modifications mandated by the Noncontrolling Interest Guidance and the supplemental guidance provided by the SEC; (ii) the retrospective restatement required by the Convertible Debt Guidance; and (iii) certain reclassification adjustments for discontinued operations (see Note 4) and other nominal matters to conform to the current period presentation. The effects of these adjustments have also been reflected in the interim condensed consolidated statements of stockholders’ equity and cash flows for the nine months ended September 30, 2008. Retrospective restatement using the Convertible Debt Guidance favorably impacted both our basic and diluted earnings per share for the three months ended September 30, 2008 by $0.02. For the nine months ended September 30, 2008, basic and diluted earnings per share were favorably impacted by $0.03 and $0.04, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Three Months Ended September 30, 2008

(in thousands)

		Effects of the Noncontrolling Interest	Effects of the Convertible Debt	Discontinued Operations and Other
	As Reported	Guidance	Guidance	Reclassifications	As Adjusted

Net revenue	$1,081,914	$—	$—	$(21,690)	$1,060,224
Total operating expenses	999,817	—	—	(21,517)	978,300

Income from operations	82,097	—	—	(173)	81,924

Gains on sales of assets, net	1,201	—	—	—	1,201
Interest and other income, net	—	—	—	1,352	1,352
Interest expense	(56,226)	—	(2,148)	(1,342)	(59,716)
Refinancing and debt modification costs	(9,495)	—	9,495	—	—

Income from continuing operations before minority interests and income taxes	17,577	—	7,347	(163)	24,761
Minority interests in earnings of consolidated entities	(4,569)	4,569	—	—	—

Income from continuing operations before income taxes	13,008	4,569	7,347	(163)	24,761
Provision for income taxes	(2,562)	—	(2,939)	717	(4,784)

Income from continuing operations	10,446	4,569	4,408	554	19,977
Loss from discontinued operations, net of income taxes	(4,043)	—	—	(554)	(4,597)

Consolidated net income	6,403	4,569	4,408	—	15,380
Net income attributable to noncontrolling interests	—	(4,569)	—	—	(4,569)

Net income attributable to Health Management Associates, Inc.	$6,403	$—	$4,408	$—	$10,811

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Noncontrolling Interest and Convertible Debt Accounting (continued)

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Nine Months Ended September 30, 2008

(in thousands)

		Effects of the Noncontrolling Interest	Effects of the Convertible Debt	Discontinued Operations and Other
	As Reported	Guidance	Guidance	Reclassifications	As Adjusted

Net revenue	$3,339,785	$—	$—	$(69,237)	$3,270,548
Total operating expenses	3,029,875	—	—	(65,554)	2,964,321

Income from operations	309,910	—	—	(3,683)	306,227

Gains on sales of assets, net	211,154	—	—	(42,014)	169,140
Interest and other income, net	—	—	—	5,200	5,200
Interest expense	(177,086)	—	(4,690)	(5,156)	(186,932)
Refinancing and debt modification costs	(20,958)	—	20,958	—	—
Losses on early extinguishment of debt	—	—	(700)	—	(700)
Write-offs of deferred financing costs	—	—	(1,497)	—	(1,497)

Income from continuing operations before minority interests and income taxes	323,020	—	14,071	(45,653)	291,438
Minority interests in earnings of consolidated entities	(10,754)	10,754	—	—	—

Income from continuing operations before income taxes	312,266	10,754	14,071	(45,653)	291,438
Provision for income taxes	(118,007)	—	(5,628)	17,672	(105,963)

Income from continuing operations	194,259	10,754	8,443	(27,981)	185,475
Loss from discontinued operations, net of income taxes	(41,583)	—	—	27,981	(13,602)

Consolidated net income	152,676	10,754	8,443	—	171,873
Net income attributable to noncontrolling interests	—	(10,754)	—	—	(10,754)

Net income attributable to Health Management Associates, Inc.	$152,676	$—	$8,443	$—	$161,119

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2008

(in thousands)

		Effects of the Noncontrolling Interest	Effects of the Convertible Debt	Discontinued
	As Reported	Guidance	Guidance	Operations	As Adjusted

Total current assets from continuing operations	$1,032,996	$—	$—	$(14,669)	$1,018,327
Assets of discontinued operations	18,085	—	—	78,261	96,346
Property, plant and equipment, net	2,430,169	—	—	(42,099)	2,388,070
Goodwill	898,031	—	—	(20,058)	877,973
Other long-term assets	176,248	—	(1,297)	(1,435)	173,516

Total assets	$4,555,529	$—	$(1,297)	$—	$4,554,232

Total current liabilities from continuing operations	$490,271	$—	$—	$(4,649)	$485,622
Liabilities of discontinued operations	—	—	—	4,830	4,830
Deferred income taxes	77,474	—	16,549	—	94,023
Long-term debt and capital lease obligations, less current maturities	3,186,893	—	(42,670)	(181)	3,144,042
Other long-term liabilities	491,036	—	—	—	491,036
Minority interests in consolidated entities	155,558	(155,558)	—	—	—

Total liabilities	4,401,232	(155,558)	(26,121)	—	4,219,553

Redeemable equity securities	—	48,868	—	—	48,868

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock	—	—	—	—	—
Common stock	2,442	—	—	—	2,442
Accumulated other comprehensive income (loss), net	(169,914)	—	—	—	(169,914)
Additional paid-in capital	82,838	—	25,536	—	108,374
Retained earnings	238,931	—	(712)		238,219

Total Health Management Associates, Inc. stockholders’ equity	154,297	—	24,824	—	179,121
Noncontrolling interests	—	106,690	—		106,690

Total stockholders’ equity	154,297	106,690	24,824	—	285,811

Total liabilities and stockholders’ equity	$4,555,529	$—	$(1,297)	$—	$4,554,232

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Contingencies

Class Action Lawsuits

Stockholder Actions. On or about August 2, 2007, Health Management Associates, Inc. (referred to as “HMA” for Note 8 purposes) and certain of its executive officers and directors were named as defendants in a purported stockholder class action entitled Cole v. Health Management Associates, Inc. et al. (No. 2:07-CV-0484) (the “Cole Action”), which was filed in the U.S. District Court for the Middle District of Florida, Fort Myers Division (the “Florida District Court”). After other purported stockholders filed motions to be appointed as the lead plaintiff, the Florida District Court designated the City of Ann Arbor Employees’ Retirement System as the lead plaintiff pursuant to the Private Securities Litigation Reform Act (the “PSLRA”). Subsequently, the case continued to be administered under the docket number and caption assigned to the Cole Action. On July 31, 2008, the lead plaintiff filed a consolidated complaint that named HMA and three current and former officers and directors as defendants. The lead plaintiff alleged (i) that certain statements made by HMA regarding its provision for doubtful accounts pertaining to self-pay patients were false and misleading and (ii) violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The lead plaintiff purported to represent a class of stockholders who purchased HMA’s common stock during the period January 17, 2007 through August 1, 2007. On July 17, 2009, the Florida District Court dismissed the lead plaintiff’s consolidated complaint with prejudice for failure to state a claim or plead fraud with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure or the PSLRA. The lead plaintiff elected not to appeal the Florida District Court’s ruling. As a result, the Cole Action is now closed.

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

On May 14, 2008, the Florida District Court granted the plaintiffs’ motion to consolidate the four ERISA actions. The consolidated case continues to be administered under the docket number and caption assigned to the Ingram Action. On May 20, 2009, a U.S. Magistrate Judge issued a report and recommendation as to an interim lead counsel committee for the plaintiffs. On June 10, 2009, such report and recommendation were adopted by the Florida District Court. On July 27, 2009, the plaintiffs filed a consolidated amended complaint, which is similar to the original complaint in the Ingram Action. The defendants named in the consolidated amended complaint include HMA, certain current and former officers and directors of HMA and members of the Plan’s Retirement Committee. During September 2009, the defendants moved to dismiss the consolidated amended complaint for failure to state a claim. The plaintiffs’ response to the defendants’ motion is due by November 9, 2009.

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

On November 14, 2007, the Pennsylvania District Court granted the defendants’ motion for summary judgment on the grounds that there were no violations of either the Stark Act or the Anti-Kickback Act. On January 21, 2009, the U.S. Court of Appeals for the 3rd Circuit (docket No. 07-4616) reversed the lower court’s decision and remanded the case back to the Pennsylvania District Court for further proceedings. On March 9, 2009, the defendants petitioned the U.S. Court of Appeals for a rehearing of its decision but this petition was denied on April 14, 2009. On July 31, 2009, the defendants filed a motion for summary judgment and the plaintiff filed a motion to reconsider a previously-filed motion for summary judgment. The Pennsylvania District Court will hear oral arguments on December 2, 2009 regarding the motions for summary judgment. We intend to vigorously defend HMA and its subsidiary against the allegations in this matter.

Other. As it is not possible to estimate the ultimate loss, if any, relating to each of the abovementioned lawsuits, no loss accruals have been recorded for those matters at either September 30, 2009 or December 31, 2008. We are also a party to various other legal actions arising out of the normal course of our business; however, we believe that the ultimate resolution of such actions will not have a material adverse effect on us.

Due to uncertainties inherent in litigation, we can provide no assurances as to the final outcome of our outstanding legal actions and other potential loss contingencies. Should an unfavorable outcome occur in some or all of our legal matters, there could be a material adverse effect on our financial position, results of operations and liquidity.

9.	Subsequent Event

On November 4, 2009, we signed a definitive agreement to acquire the Sparks Health System in Fort Smith, Arkansas for approximately $138 million, which includes, among other things, property, plant and equipment, supply inventories and other costs of closing. Subject to regulatory approvals and other conditions customary to closing, we anticipate that this acquisition of a 492-bed general acute care hospital, clinics and other related health care operations will close before the end of 2009. We plan to fund this acquisition with a combination of cash on hand and borrowings under the Revolving Credit Agreement (see Note 2).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

As of October 30, 2009, Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) operated 54 hospitals with a total of 7,926 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding a hospital system in Fort Smith, Arkansas that we plan to acquire before the end of 2009.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1. Such discontinued operations were not material to our consolidated results of operations during the periods presented herein, other than the following items that occurred during the nine months ended September 30, 2008: (i) a long-lived asset and goodwill impairment charge of approximately $23.1 million; (ii) a gain of $42.0 million from the sale of a 27% equity interest in a limited liability company that owned and operated two of our general acute care hospitals; and (iii) a charge of $7.9 million for the estimated cost of partially subsidizing certain third party physician practice losses.

During the three months ended September 30, 2009, which we refer to as the 2009 Three Month Period, we experienced net revenue growth over the three months ended September 30, 2008, which we refer to as the 2008 Three Month Period, of approximately 5.8%. Such growth primarily resulted from increased admissions and emergency room visits and improvements in reimbursement rates. Income from continuing operations and diluted earnings per share from continuing operations (attributable to common stockholders of Health Management Associates, Inc.) increased approximately $11.3 million and $0.04, respectively, during the 2009 Three Month Period when compared to the 2008 Three Month Period. The primary factors contributing to this year-over-year increase in profitability were lower interest costs and reduced salaries and benefits expense. Partially offsetting these items during the 2009 Three Month Period were increases in our provision for doubtful accounts and effective income tax rate.

In light of the downturn in the economy, volatility in the credit markets and uncertainties about economic conditions for the remainder of 2009 and beyond, we have implemented several company-wide cost containment measures. Our initiatives were designed to position our company to remain profitable and strategically flexible while continually providing the highest level of patient care. The cost containment measures that have been implemented to date include, among other things, personnel reductions, postponements of merit pay increases, new hire limitations and modifications to certain employee benefit plans. There can be no assurances that our actions will adequately address a prolonged economic downturn, including levels of unemployment that are substantially higher than historical trends, and/or other economic headwinds that we may face.

At our hospitals, all of which were in operation during the entirety of the 2009 Three Month Period and the 2008 Three Month Period, hospital admissions and emergency room visits increased during the 2009 Three Month Period by approximately 5.4% and 12.9%, respectively; however, our corresponding surgical volume declined 0.2%. We believe that the 2009 outbreak of H1N1 influenza (“swine flu”) contributed to the growth in our emergency room visits and hospital admissions during the 2009 Three Month Period, including an increase of approximately 10.9% in admissions with upper respiratory diagnoses. Although the level of H1N1 influenza activity has continued to increase in the United States and is now widespread in 46 states, we cannot predict what its ultimate impact will be on our business and results of operations.

We continue to pursue strategic action plans that were previously initiated at our hospitals to address unfavorable operating trends. These plans include, among other things, hiring new management teams, modifying physician employment agreements, renegotiating payor contracts and initiating patient, physician and employee satisfaction surveys. In this regard, our prime objective is to improve operations in the areas of patient volume, operating margins, uninsured/underinsured patient levels and the provision for doubtful accounts. We also seek opportunities for market development in the communities that our hospitals serve, including establishing ambulatory surgical centers and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we continue to invest significant resources in physician recruitment and retention, emergency room operations and capital projects at our hospitals. As a result, recent company-wide investments to enhance and upgrade our emergency room clinical systems contributed, in large part, to the growth in emergency room visits and hospital admissions during the 2009 Three Month Period. We believe that our strategic initiatives, coupled with appropriate corporate oversight and centralized support, will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions.

We have also taken the steps that we believe are necessary to achieve industry leadership in clinical quality. Our vision is to be the highest rated health care provider of any hospital system in the country, as measured by Medicare. With our knowledgeable and experienced clinical affairs leadership to support this critical quality initiative, we measure the appropriate performance objectives, increase accountability for achieving those objectives and recognize the leaders whose quality indicators and clinical outcomes demonstrate improvement.

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net revenue during both the 2009 Three Month Period and the 2008 Three Month Period generated on an outpatient basis. Recognizing the importance of these services, we have improved many of our health care facilities to accommodate the outpatient needs of the communities that they serve. We have also invested substantial capital in many of our hospitals and clinics during the past several years, resulting in improvements and enhancements to our diagnostic imaging and ambulatory surgical services.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. Although this general industry trend has affected us, we experienced a decline in self-pay admission activity during the year ended December 31, 2008 when compared to the year ended December 31, 2007. More recently, our self-pay admissions as a percent of total admissions increased from approximately 7.0% during the 2008 Three Month Period to 7.7% during the 2009 Three Month Period. There can be no assurances that our self-pay admissions will not continue to grow in future periods, especially in light of the downturn in the economy and correspondingly higher levels of unemployment. We regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

Critical Accounting Policies and Estimates Update

Other than the accounting and financial reporting changes required under U.S. generally accepted accounting principles that are further discussed at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1, there were no material changes to our critical accounting policies and estimates during the 2009 Three Month Period.

2009 Three Month Period Compared to the 2008 Three Month Period

The tables below summarize our operating results for the 2009 Three Month Period and the 2008 Three Month Period.

	Three Months Ended September 30,
	2009		2008
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue	$1,121,903	100.0%	$1,060,224	100.0%

Operating expenses:
Salaries and benefits	438,202	39.1	440,624	41.6
Supplies	154,262	13.7	145,786	13.8
Provision for doubtful accounts	143,745	12.8	120,039	11.3
Depreciation and amortization	60,424	5.4	58,543	5.5
Rent expense	25,532	2.3	23,006	2.2
Other operating expenses	202,147	18.0	190,302	17.9

Total operating expenses	1,024,312	91.3	978,300	92.3

Income from operations	97,591	8.7	81,924	7.7

Other income (expense):
Gains on sales of assets, net	90	—	1,201	0.1
Interest and other income, net	942	0.1	1,352	0.1
Interest expense	(54,300)	(4.8)	(59,716)	(5.6)
Loss on early extinguishment of debt	(533)	(0.1)	—	—

Income from continuing operations before income taxes	43,790	3.9	24,761	2.3
Provision for income taxes	(12,495)	(1.1)	(4,784)	(0.4)

Income from continuing operations	$31,295	2.8%	$19,977	1.9%

	Three Months Ended September 30,					Percent
	2009	2008	Change			Change

Total Hospitals
Occupancy	42.5%	42.2%	30	bps	*	n/a
Patient days	306,871	298,107	8,764			2.9%
Admissions	74,890	71,063	3,827			5.4%
Adjusted admissions (admissions adjusted for outpatient volume)	135,033	126,237	8,796			7.0%
Emergency room visits	355,213	314,750	40,463			12.9%
Surgeries	66,337	66,438	(101)			(0.2)%
Outpatient revenue percent	50.2%	49.3%	90	bps		n/a
Inpatient revenue percent	49.8%	50.7%	(90)	bps		n/a

*	basis points

Net revenue during the 2009 Three Month Period was approximately $1,121.9 million as compared to $1,060.2 million during the 2008 Three Month Period. This change represented an increase of $61.7 million, or 5.8%. Net revenue per admission increased approximately 0.4% during the 2009 Three Month Period as compared to the 2008 Three Month Period. The growth in net revenue and net revenue per admission were primarily due to increased admissions and emergency room visits and improvements in reimbursement rates, partially offset by unfavorable movement in our payor mix.

Our provision for doubtful accounts during the 2009 Three Month Period increased 150 basis points to 12.8% of net revenue as compared to 11.3% of net revenue during the 2008 Three Month Period. This change is primarily due to an increase in (i) uninsured patients in the mix of patients that we serve and (ii) co-payments and deductibles due from underinsured patients, which subject us to a higher risk of collection. Both of these factors can be attributed, in part, to the downturn in the economy and correspondingly higher levels of unemployment.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, is important because it provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2009 Three Month Period and the 2008 Three Month Period, our Uncompensated Patient Care Percentage was determined to be 25.7% and 23.6%, respectively. The 210 basis point increase during the 2009 Three Month Period reflects, among other things, a larger provision for doubtful accounts for our self-pay patients.

Salaries and benefits as a percent of net revenue decreased to 39.1% during the 2009 Three Month Period from 41.6% during the 2008 Three Month Period. This decline was primarily due to our company-wide cost containment measures, most of which were implemented late in 2008, such as headcount reductions, new hire limitations, lower personnel turnover, postponements of merit pay increases and a suspension of substantially all matching contributions to our 401(k) plan. Additionally, the 2008 Three Month Period included incremental costs attributable to a change in our Chief Executive Officer during September 2008.

Other operating expenses as a percent of net revenue increased from 17.9% during the 2008 Three Month Period to 18.0% during the 2009 Three Month Period. This change is primarily due to modest increases in costs for repairs and maintenance, professional fees and recruiting fees, partially offset by reductions in travel and utility costs.

Interest expense decreased from approximately $59.7 million during the 2008 Three Month Period to $54.3 million during the 2009 Three Month Period. Such decrease was primarily due to (i) lower average outstanding principal balances on our $2.75 billion seven-year term loan (the “Term Loan”) and our 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”) during the 2009 Three Month Period as compared to the 2008 Three Month Period and (ii) a reduction of interest expense on our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”), substantially all of which were repurchased during 2008. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

We repurchased certain of the 2028 Notes during the 2009 Three Month Period, which resulted in a loss on the early extinguishment of debt of approximately $0.5 million. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2(c) to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the 2028 Notes.

Our effective income tax rates were approximately 28.5% and 19.3% during the 2009 Three Month Period and the 2008 Three Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, diluted our effective income tax rates by approximately 480 and 440 basis points during the 2009 Three Month Period and the 2008 Three Month Period, respectively. Our provision for income taxes during the 2009 Three Month Period was favorably impacted by: (i) the finalization of certain federal and state income tax returns; (ii) the satisfactory conclusion of a state tax audit; and (iii) the lapsing of certain state statutes of limitations. Partially offsetting these items were adjustments during 2009 pertaining to stock-based compensation and the related additional paid-in capital pool of excess income tax benefits. Our provision for income taxes during the 2008 Three Month Period was favorably impacted by: (i) the finalization of certain federal and state income tax returns; (ii) the satisfactory resolution of two Internal Revenue Service examinations; and (iii) the lapsing of certain state statutes of limitations.

2009 Nine Month Period Compared to the 2008 Nine Month Period

The tables below summarize our operating results for the nine months ended September 30, 2009 and 2008, which we refer to as the 2009 Nine Month Period and the 2008 Nine Month Period, respectively. All of our hospitals were in operation during the entirety of the 2009 Nine Month Period and the 2008 Nine Month Period.

	Nine Months Ended September 30,
	2009		2008
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue	$3,418,373	100.0%	$3,270,548		100.0%

Operating expenses:
Salaries and benefits	1,332,265	39.0	1,339,165		41.0
Supplies	480,051	14.1	447,026		13.7
Provision for doubtful accounts	419,872	12.3	364,472		11.1
Depreciation and amortization	179,198	5.2	173,150		5.3
Rent expense	75,060	2.2	66,841		2.0
Other operating expenses	602,497	17.6	573,667		17.5

Total operating expenses	3,088,943	90.4	2,964,321		90.6

Income from operations	329,430	9.6	306,227		9.4

Other income (expense):
Gains on sales of assets, net	1,936	0.1	169,140		5.1
Interest and other income, net	1,499	—	5,200		0.2
Interest expense	(163,485)	(4.8)	(186,932)		(5.7)
Gains (losses) on early extinguishment of debt, net	16,202	0.5	(700)		—
Write-offs of deferred financing costs	(444)	—	(1,497)		(0.1)

Income from continuing operations before income taxes	185,138	5.4	291,438		8.9
Provision for income taxes	(62,392)	(1.8)	(105,963)		(3.2)

Income from continuing operations	$122,746	3.6%	$185,475		5.7%

	Nine Months Ended September 30,				Percent
	2009	2008	Change		Change

Total Hospitals
Occupancy	45.3%	45.6%	(30)	bps*	n/a
Patient days	977,160	967,551	9,609		1.0%
Admissions	232,798	225,243	7,555		3.4%
Adjusted admissions (admissions adjusted for outpatient volume)	405,140	389,998	15,142		3.9%
Emergency room visits	1,034,071	983,470	50,601		5.1%
Surgeries	200,807	203,262	(2,455)		(1.2)%
Outpatient revenue percent	48.0%	48.1%	(10)	bps	n/a
Inpatient revenue percent	52.0%	51.9%	10	bps	n/a

*	basis points

Net revenue during the 2009 Nine Month Period was approximately $3,418.4 million as compared to $3,270.5 million during the 2008 Nine Month Period. This change represented an increase of $147.9 million, or 4.5%. Such growth primarily resulted from: (i) increased admissions and emergency room visits; (ii) favorable case mix trends; and (iii) improvements in reimbursement rates. These items were partially offset by unfavorable movement in our payor mix during the 2009 Nine Month Period. Net revenue per admission increased approximately 1.1% during the 2009 Nine Month Period as compared to the 2008 Nine Month Period. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2009 Nine Month Period increased 120 basis points to 12.3% of net revenue as compared to 11.1% of net revenue during the 2008 Nine Month Period. This change is primarily due to an increase in (i) uninsured patients in the mix of patients that we serve (approximately 7.0% and 6.7% of total admissions during the 2009 Nine Month Period and the 2008 Nine Month Period, respectively) and (ii) co-payments and deductibles due from underinsured patients, which subject us to a higher risk of collection. Both of these factors can be attributed, in part, to the downturn in the economy and correspondingly higher levels of unemployment. During the 2009 Nine Month Period and the 2008 Nine Month Period, our Uncompensated Patient Care Percentage, which is described above under the heading “2009 Three Month Period Compared to the 2008 Three Month Period,” was determined to be 24.5% and 23.0%, respectively. The 150 basis point increase during the 2009 Nine Month Period reflects, among other things, a larger provision for doubtful accounts for our self-pay patients.

Salaries and benefits as a percent of net revenue decreased to 39.0% during the 2009 Nine Month Period from 41.0% during the 2008 Nine Month Period. This decline was primarily due to our company-wide cost containment measures, most of which were implemented late in 2008, such as headcount reductions, new hire limitations, lower personnel turnover, postponements of merit pay increases and a suspension of substantially all matching contributions to our 401(k) plan.

Supplies as a percent of net revenue increased from 13.7% during the 2008 Nine Month Period to 14.1% during the 2009 Nine Month Period. This increase was primarily due to more cardiology and neuro-surgery procedures having been performed during the 2009 Nine Month Period, which resulted in our utilization of a larger quantity of costly cardiac and spinal implant devices and related supplies.

Other operating expenses as a percent of net revenue increased from 17.5% during the 2008 Nine Month Period to 17.6% during the 2009 Nine Month Period. This change is primarily due to increased costs for repairs and maintenance, professional fees, collection agency fees, recruiting fees and utilities, partially offset by reductions in advertising/marketing and travel costs.

During the 2008 Nine Month Period, we recorded gains on sales of assets of approximately (i) $161.4 million from the sale of a 27% equity interest in a limited liability company that then owned/leased and operated five of our general acute care hospitals in North Carolina and South Carolina and (ii) $7.8 million from sales of three home health agencies, a nursing home and a health care billing operation. The sale of a home health agency during the 2009 Nine Month Period yielded a gain of $2.5 million. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding these transactions and other related matters.

Interest and other income declined from approximately $5.2 million during the 2008 Nine Month Period to $1.5 million during the 2009 Nine Month Period. This decline during the 2009 Nine Month Period was primarily due to (i) lower weighted average interest-bearing cash balances and (ii) lower rates of return in the marketplace for our interest-bearing cash. As described at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, we received approximately $300.0 million on March 31, 2008 from an affiliate of Novant Health, Inc., which significantly increased our interest-bearing cash balances during part of the 2008 Nine Month Period.

Interest expense decreased from approximately $186.9 million during the 2008 Nine Month Period to $163.5 million during the 2009 Nine Month Period. Such decrease was primarily due to (i) a lower average outstanding principal balance on the Term Loan during the 2009 Nine Month Period as compared to the 2008 Nine Month Period and (ii) a significant reduction of interest expense on the 2023 Notes, substantially all of which were repurchased during 2008. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

During the 2009 Nine Month Period, we repurchased certain of the 2028 Notes, which yielded a net gain on the early extinguishment of debt of approximately $16.2 million. During the 2008 Nine Month Period, we repurchased certain of the 2023 Notes, which resulted in losses on the early extinguishment of debt aggregating $0.7 million. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the 2028 Notes and the 2023 Notes.

Our effective income tax rates were approximately 33.7% and 36.4% during the 2009 Nine Month Period and the 2008 Nine Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, diluted our effective income tax rates by approximately 380 and 140 basis points during the 2009 Nine Month Period and the 2008 Nine Month Period, respectively. Our provisions for income taxes during the 2009 Nine Month Period and the 2008 Nine Month Period were impacted by the same items described above under the heading “2009 Three Month Period Compared to the 2008 Three Month Period.”

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Below is a summary of our recent cash flow activity (in thousands).

	Nine Months Ended September 30,
	2009	2008
Sources (uses) of cash and cash equivalents:
Operating activities	$357,431	$368,484
Investing activities	(150,415)	(120,427)
Financing activities	(134,584)	(168,428)
Discontinued operations	6,300	(23,584)

Net increase in cash and cash equivalents	$78,732	$56,045

Operating Activities

Our cash flows from continuing operating activities decreased approximately $11.1 million, or 3.0%, during the 2009 Nine Month Period when compared to the 2008 Nine Month Period. Two important factors contributing to this change in cash flows were (i) net federal and state income tax refunds of approximately $38.9 million during the 2008 Nine Month Period, as compared to $14.3 million during the 2009 Nine Month Period, and (ii) a reduction in our current liabilities during the 2009 Nine Month Period due primarily to the timing of vendor payments. Partially offsetting these items were lower interest payments during the 2009 Nine Month Period when compared to the 2008 Nine Month Period and overall stronger collections on accounts receivable during the 2009 Nine Month Period.

Investing Activities

Cash used in investing activities during the 2009 Nine Month Period included approximately $158.7 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities. Partially offsetting such cash outlays were a decrease in restricted funds of $4.2 million and $4.7 million from sales of assets.

Cash used in investing activities during the 2008 Nine Month Period included approximately $155.9 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities. Partially offsetting these cash outlays were: (i) cash receipts of $18.2 million from sales of discontinued operations (consisting of property, plant and equipment used in our former physician practices in North Carolina and South Carolina and our general acute care hospital in Little Rock, Arkansas); (ii) $14.4 million from sales of assets, including three home health agencies, a nursing home and health care billing operation; and (iii) a decrease in restricted funds of $5.4 million. See Notes 4 and 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations and certain divestitures, respectively.

Financing Activities

During the 2009 Nine Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $78.8 million, including an $18.4 million Excess Cash Flow payment (as described below under “Capital Resources”) and a $25.0 million prepayment under the Term Loan. We also paid (i) $67.7 million to repurchase certain of the 2028 Notes in the open market and (ii) $17.9 million to noncontrolling shareholders, including the first annual distribution under our joint venture arrangement in North Carolina and South Carolina. Partially offsetting these cash outlays were $21.2 million that we received from noncontrolling shareholders to acquire minority equity interests in our joint ventures and cash proceeds from exercises of stock options of $8.5 million. See Notes 2 and 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt/capital lease obligations and our joint venture activity, respectively.

During the 2008 Nine Month Period, our financing activities included net cash proceeds of approximately $244.0 million from our sale of the 2028 Notes and $322.5 million that we received from noncontrolling shareholders to acquire minority equity interests in our joint ventures. During the 2008 Nine Month Period, we made principal payments on long-term debt and capital lease obligations of $440.1 million, including $123.6 million of Excess Cash Flow payments under the Term Loan. We also paid $292.0 million to repurchase certain of the 2023 Notes in the open market and $2.9 million to noncontrolling shareholders.

Discontinued Operations

Cash provided by our discontinued operations during the 2009 Nine Month Period was approximately $6.3 million and the corresponding cash used in operating our discontinued operations during the 2008 Nine Month Period was $23.6 million. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations.

Days Sales Outstanding

Days sales outstanding, or DSO, is calculated by dividing quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 49 days at September 30, 2009, which compares favorably to 51 days and 50 days at September 30, 2008 and December 31, 2008, respectively, and reflects overall stronger cash collections on accounts receivable during the 2009 Three Month Period.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that carrybacks, reversals of existing taxable temporary differences and future taxable income will allow us to realize the deferred tax assets that are recognized in our consolidated balance sheets.

Capital Resources

Sales of Assets and Related Activities

In addition to our current initiatives to increase patient volume and operating profit, our plans to enhance cash flow during the remainder of 2009 and beyond may also include sales of: (i) hospitals and other health care business units that no longer meet our long-term strategic objectives; (ii) certain hospital assets; and (iii) certain assets included as part of our discontinued operations. We are also considering joint venture opportunities at several of our hospitals to supplement our cash flow. These potential transactions are collectively referred to herein as our “Strategic Transactions.” As discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 and Note 4 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, we recently completed certain Strategic Transactions. There can be no assurances that we will successfully initiate and complete any additional Strategic Transactions on satisfactory terms, if at all, or that any future Strategic Transactions will not cause us to recognize a loss in our consolidated financial statements. Furthermore, our senior secured credit facilities, as described at Note 2(a) to the Interim Condensed Consolidated Financial Statements in Item 1, contain certain covenants that may limit the Strategic Transactions that we would otherwise complete.

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

The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. Based on the annual Excess Cash Flow generated during the year ended December 31, 2008, we were required to repay principal of approximately $94.1 million under the Term Loan, which we satisfied with payments of $18.4 million and $75.7 million during the 2009 Nine Month Period and the 2008 Nine Month Period, respectively. We also prepaid $25.0 million of principal under the Term Loan during the 2009 Nine Month Period (such amount will be credited against our 2009 annual Excess Cash Flow obligation, if any). Our mandatory principal payments under the Credit Facilities for the year ending September 30, 2010, excluding an annual Excess Cash Flow obligation for calendar year 2009, if any, will be approximately $25.8 million. During the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is generally payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for the seven-year term of the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Therefore, we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the interest rate swap contract. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 regarding the estimated fair value of our interest rate swap contract. At September 30, 2009, approximately $66.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.0% on both September 30, 2009 and October 30, 2009).

Although there were no amounts outstanding under the Revolving Credit Agreement on October 30, 2009, standby letters of credit in favor of third parties of approximately $44.8 million reduced the amount available for borrowing thereunder to $455.2 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.0% on October 30, 2009.

We intend to fund the Term Loan’s quarterly interest payments, required annual principal payments and mandatory annual Excess Cash Flow payments with available cash balances, cash provided by operating activities, cash proceeds from our Strategic Transactions and/or borrowings under the Revolving Credit Agreement.

Demand Promissory Note. We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest will be immediately due and payable upon the bank’s written demand. The demand promissory note’s effective interest rate on October 30, 2009 was approximately 2.3%; however, there were no amounts outstanding thereunder on such date. See Note 2(b) to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the demand promissory note and its predecessor arrangement.

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

Debt Covenants

The Credit Facilities and the indentures governing the 2028 Notes, the 2023 Notes and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At September 30, 2009, we were in compliance with all of the covenants contained in those debt agreements. Specifically, the table below summarizes what we believe are the key financial covenants under the Credit Facilities and our corresponding actual performance as of and for the period ended September 30, 2009.

	Requirement	Actual

Minimum required consolidated interest coverage ratio	2.60 to 1.00	3.06 to 1.00

Maximum permitted consolidated leverage ratio	5.30 to 1.00	4.43 to 1.00

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

Standby Letters of Credit

On October 30, 2009, we maintained approximately $44.8 million of standby letters of credit in favor of third parties with various expiration dates through October 1, 2010. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that capital expenditures for property, plant and equipment will be approximately 5% of our net revenue for the year ending December 31, 2009 and will remain at a reasonably comparable level during 2010, which is within the capital expenditure limitations of the Credit Facilities for both years. As of September 30, 2009, a number of hospital renovation and expansion projects were underway. We estimate that the cost to build and equip a replacement hospital for 77-bed Walton Regional Medical Center in Monroe, Georgia will range from $70 million to $80 million. Although we recently negotiated a deferral of all construction activities for this replacement hospital until December 1, 2010, we are currently obligated to complete construction no later than December 31, 2012. We do not believe that any of our hospital renovation and expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

Our long-term business strategy calls for us to acquire hospitals that are strategic to our business plan, available at a reasonable price and otherwise meet our strict acquisition criteria. We generally fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. Specifically, we plan to fund the Sparks Health System acquisition, which is discussed at Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1, with a combination of cash on hand and borrowings under the Revolving Credit Agreement.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As a result of: (i) our repurchases of certain of the 2028 Notes; (ii) a prepayment of principal under the Term Loan; and (iii) an extension of time to construct a replacement hospital for Walton Regional Medical Center, our long-term debt and other contractual obligations changed from the amounts disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008. Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 contains further discussion of our debt structure, as well as related activity during the 2009 Nine Month Period, and is incorporated herein by reference. Further discussion regarding the replacement hospital for Walton Regional Medical Center is included above under the heading “Capital Expenditures and Other.”

During the 2009 Nine Month Period, there were no material changes to the off-balance sheet information provided by us in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “could,” “plan,” “continue,” “should,” “project,” “estimate” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, debt structure, principal payments on debt, capital structure, other financial items, statements regarding our plans and objectives for future operations, acquisitions, divestitures and other transactions, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and statements that are other than statements of historical fact.

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

During the 2009 Nine Month Period, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, except for the estimated fair value of our long-term debt and capital lease obligations. In that regard, the estimated fair value of our long-term debt and capital lease obligations as a percent of their carrying value increased from approximately 65.8% at December 31, 2008 to 95.2% at September 30, 2009. Such increase was primarily due to favorable developments in the credit markets during 2009. Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 includes a discussion of our long-term debt and capital lease activity during the 2009 Nine Month Period.

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

The table below summarizes the number of shares of our common stock that were withheld to satisfy tax withholding obligations for stock-based compensation awards that vested during each month during the quarter ended September 30, 2009.

Month Ended	Total Number of Shares Purchased	Average Price Per Share

July 31, 2009	5,290	$5.08
August 31, 2009	—	—
September 30, 2009	—	—

Total	5,290

Item 5.	Other Information.

On August 5, 2009, William J. Schoen, our Chairman of the Board, adopted a pre-arranged stock trading plan in accordance with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934. Rule 10b5-1 permits a person to adopt a written plan, at a time when such person is not in possession of material non-public information, pursuant to which a registrant’s shares can be sold in the future at predetermined times and in accordance with pre-established price parameters.

Mr. Schoen’s plan applies solely to shares of our common stock that he may acquire upon exercise of currently exercisable stock options that are due to expire on May 25, 2010. Mr. Schoen informed us that he adopted the plan to diversify his investment portfolio and that he would publicly disclose all transactions under the plan in accordance with applicable securities laws.

We do not undertake to report any modifications, terminations, transactions or other activities under Mr. Schoen’s plan, except as may be required by law.

Item 6.	Exhibits.

See Index to Exhibits beginning on page 30 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: November 5, 2009	By:	/s/ Robert E. Farnham
Robert E. Farnham
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10) Material Contracts

*10.1	Restructuring Agreement, dated as of September 30, 2009, among Health Management Associates, Inc., Carolinas Holdings, LLC, Carolinas JV Holdings, L.P., Novant Health, Inc. and Foundation Health Systems Corp.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 150 Certifications.

*	Health Management Associates, Inc. has requested confidential treatment of certain information contained in this exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2.