Form 10-K
period 2009-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2010-02-25
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $1.17 billion, as determined by reference to the listed price of the registrant’s Class A common stock as of the close of business on such day. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 19, 2010, there were 249,858,847 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding.

Portions of the registrant’s definitive proxy statement, to be issued in connection with the Annual Meeting of Stockholders of the registrant to be held on May 18, 2010, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report.

ANNUAL REPORT ON FORM 10-K

HEALTH MANAGEMENT ASSOCIATES, INC.

Year ended December 31, 2009

i

PART I

Item 1. Business.

Overview

Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) primarily operate general acute care hospitals in non-urban communities. As of December 31, 2009, we operated 55 hospitals with a total of 8,418 licensed beds in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia.

Services provided by our hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care and pediatric services. We also provide outpatient services such as one-day surgery, laboratory, x-ray, respiratory therapy, cardiology and physical therapy. Additionally, some of our hospitals provide specialty services in, among other areas, cardiology (e.g., open-heart surgery, etc.), neuro-surgery, oncology, radiation therapy, computer-assisted tomography (“CT”) scanning, magnetic resonance imaging (“MRI”), lithotripsy and full-service obstetrics. Our facilities benefit from centralized resources, such as purchasing, information technology, finance and accounting systems, legal services, facilities planning, physician recruiting services, administrative personnel management, marketing and public relations.

Our Class A common stock is listed on the New York Stock Exchange under the symbol “HMA.” We were incorporated in Delaware in 1979 but began operations through a subsidiary that was formed in 1977. We became a public company in 1991. We have been named to the list of Fortune Magazine’s World’s Most Admired Companies, appearing as the top hospital company in the “Health Care: Medical Facilities” category for two of the last four years.

Acquisitions, Divestitures, Joint Ventures and Other Activities

Part of our strategic business plan calls for us to acquire underperforming non-urban general acute care hospitals that are available at a reasonable price, align with our business model and otherwise meet our strict acquisition criteria. Historically, we proactively identified acquisition targets and responded to requests for proposals from entities that were seeking to sell or lease hospital facilities. As a result, we customarily entered into multiple agreements each year to acquire or lease hospital facilities. In recent years, we moderated our acquisition activity to focus on (i) improving, developing and enhancing the operations of our existing health care facilities and (ii) identifying joint ventures and other arrangements that augment our position in the markets where we already have health care operations. We will continue to pursue these two important strategies but we also plan to evaluate various hospital acquisition candidates in 2010 and beyond. We believe that our improved balance sheet and available borrowing capacity provide us the leverage needed to consider acquisition opportunities at this time; however, there can be no assurances that we will close any hospital acquisition transactions in 2010.

We regularly evaluate our portfolio of hospitals and, if an individual hospital no longer meets our short and long-term performance criteria, we consider strategic alternatives, including, in some cases, divestiture. Where appropriate, and consistent with our performance criteria and other objectives, we explore collaborative relationships, including joint ventures, with physicians and others. Generally, at any given time, we are actively involved in negotiations concerning possible acquisitions, divestitures and joint ventures. Recently completed transactions are set forth below.

Acquisition

•

Effective December 1, 2009, we acquired the Sparks Health Systems in Fort Smith, Arkansas. The purchase price for this acquisition, which included a 492-bed general acute care hospital, physician practices and other related health care operations, was approximately $138.2 million.

Divestitures

Completed

•

As a result of a restructuring of our joint venture with Novant Health, Inc., which is described below under “Joint Ventures and Other Activities,” we exchanged substantially all of our interest in each of 70-bed Franklin Regional Medical Center in Louisburg, North Carolina and 125-bed Upstate Carolina Medical Center in Gaffney, South Carolina for all of the minority interests in certain other hospitals in which we already held a majority interest.

•

On August 28, 2008, we completed the sale of Southwest Regional Medical Center, formerly a 79-bed general acute care hospital in Little Rock, Arkansas. We had previously closed this hospital on July 15, 2008. The selling price was approximately $14.3 million and yielded a gain of $3.2 million.

Pending

•

On June 1, 2008, we closed the Woman’s Center at Dallas Regional Medical Center (the “Center”), which was formerly a 172-bed specialty women’s hospital in Mesquite, Texas. The decision to close the Center primarily resulted from losses at the facility and our intention to focus resources on Dallas Regional Medical Center at Galloway, our 202-bed general acute care hospital in Mesquite, Texas.

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

Our “Discontinued Operations,” which include the aforementioned completed and pending divestitures, are identified at Note 11 to the Consolidated Financial Statements in Item 8 of Part II.

Joint Ventures and Other Activities

General. As of December 31, 2009, we had established joint ventures to own/lease and operate 24 of our hospitals, including new joint ventures at 16 hospitals during the year ended December 31, 2009. Local physicians and/or other health care organizations own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage each hospital’s day-to-day operations. We continue to evaluate new joint venture opportunities.

Novant Health, Inc. On March 31, 2008, Novant Health, Inc. and one or more of its affiliates (collectively, “Novant”) paid us $300.0 million for (i) a 27% equity interest in a limited liability company that then owned/leased and operated our seven general acute care hospitals in North Carolina and South Carolina (the “Carolina Joint Venture”) and (ii) certain property, plant and equipment of the physician practices that were affiliated with those hospitals. This transaction yielded a gain of approximately $203.4 million. During 2008, we also recorded a charge of $7.9 million for the present value of our estimated payments to Novant to partially offset certain operating losses of the aforementioned physician practices (the “Physician Subsidy”). Effective October 1, 2009, the Carolina Joint Venture was restructured as described below, resulting in a gain of $10.4 million.

(i)	all of the equity interests in 149-bed Davis Regional Medical Center in Statesville, North Carolina, 64-bed Sandhills Regional Medical Center in Hamlet, North Carolina, 116-bed Carolina Pines Regional Medical Center in Hartsville, South Carolina and 82-bed Chester Regional Medical Center in Chester, South Carolina were distributed from the Carolina Joint Venture to us;

(ii)	Franklin Regional Medical Center and Upstate Carolina Medical Center continue to be owned by the Carolina Joint Venture; however, Novant now manages both hospitals and receives 99% of the net profits, net losses, free cash flow and capital accounts of those hospitals (effectively reducing our interest in each hospital from 73% to 1%);

(iii)	105-bed Lake Norman Regional Medical Center in Mooresville, North Carolina continues to be owned by the Carolina Joint Venture and managed by us (subject to certain management rights expressly delegated to Novant); however, we now receive 70% of the net profits, net losses, free cash flow and capital accounts of the hospital (effectively increasing Novant’s interest in the hospital from 27% to 30%);

(iv)	we paid Novant approximately $7.6 million, which included the purchase of certain assets used by physicians previously employed by Novant who returned to our employment. Additionally, we agreed to make ten annual installment payments of $200,000 to Novant, the first of which was in January 2010; and

(v)	our remaining Physician Subsidy obligation, if any, was cancelled.

See Note 4 to the Consolidated Financial Statements in Item 8 of Part II for further discussion of the Carolina Joint Venture.

Market

Our markets are generally non-urban areas with populations of 30,000 to 400,000 people located primarily in the southeastern United States. Typically, the hospitals we operate are, or we believe can become, the sole or preferred provider of health care services in their respective markets. Our target markets generally have the following characteristics:

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

•

States in which a certificate of need is required to construct a hospital and add licensed beds to an existing hospital. We believe that states requiring certificates of need have appropriate barriers to prevent others from building a new hospital, adding licensed beds to an existing hospital or providing additional health care services. We further believe that, in many instances, these factors permit us to be the sole or preferred service provider within a geographic area.

Business Strategy

Our business strategy is to deliver high quality health care services and improve patient and physician satisfaction, improve operations of our hospitals, utilize efficient management and acquire strategic hospitals in non-urban communities.

Deliver High Quality Health Care Services and Improve Patient and Physician Satisfaction

All but one of our hospitals (and substantially all of our laboratories and home health agencies) are accredited by The Joint Commission, an independent not-for-profit organization that accredits and certifies more than 15,000 health care organizations and programs based on certain performance standards. We seek to continually improve the quality of the health care services we deliver and the satisfaction of our patients and physicians. To help us in this regard, we use a physician and patient satisfaction survey process to gauge their satisfaction with the level and quality of our services. Surveyed physicians and patients are asked to complete a confidential survey that seeks their perception of, among other things, a hospital’s medical treatment, nursing care, attention to physician and patient concerns, communication, admission process, cleanliness and quality of dietary services. The survey results are compared and benchmarked against results from other hospitals across the country. We believe that these surveys provide us with additional data to help improve our hospitals’ quality and satisfaction as they compare to our peers and competitors. Each hospital’s management team receives the detailed results of the surveys and comparative data regarding their ranking against benchmark statistics. To stress the importance of the survey results, part of our hospital management teams’ incentive compensation is based on the levels of quality and satisfaction indicated in those surveys.

As evidence of our commitment to quality, Lake Norman Regional Medical Center, our 105-bed hospital in Mooresville, North Carolina, achieved Magnet Status designation in February 2007 for excellence in nursing services by the American Nurses Credentialing Center’s Magnet Recognition Program. The Magnet Recognition Program recognizes health care organizations that demonstrate excellence in nursing practice and adherence to national standards for the organization and delivery of nursing services. Additionally, Charlotte Regional Medical Center, our 208-bed hospital in Punta Gorda, Florida, and Physicians Regional Health System, our two-hospital system in Naples, Florida, were ranked among the nation’s top hospitals, according to an independent study of mortality and complication rates by Health Grades, Inc. (“HealthGrades”). Both hospitals received HealthGrades’ Distinguished Hospital Award for Clinical Excellence™ based on clinical quality performance. HealthGrades is a leading health care ratings organization, providing ratings and profiles of hospitals, nursing homes and physicians. Barrow Regional Medical Center, our 56-bed hospital in Winder, Georgia, and Walton Regional Medical Center, our 77-bed hospital in Monroe, Georgia, were two of twelve hospitals named to the Chairman’s Honor Roll for Georgia Hospital Association’s Partnership for Health and Accountability, recognizing their delivery of high quality health care services. Additionally, Yakima Regional Medical and Cardiac Center, our 214-bed hospital in Yakima, Washington, was awarded the Gold Performance Achievement Award from the American College of Cardiology for its treatment of heart attacks. Yakima Regional Medical and Cardiac Center is one of only four hospitals in the state, and the only one in central Washington, to receive this prestigious honor. Lastly, Summit Medical Center, our 103-bed hospital in Van Buren, Arkansas, was named an “Innovator” Award winner by the Arkansas Foundation for Medical CareSM for sharing innovative and successful strategies with its peers and acting as a mentor to other facilities for the delivery of quality health care.

Listed below are some of the actions that we have undertaken in our ongoing effort to further improve the quality of our health care services.

•

We implemented a medication error prevention program using “Safescan™,” a handheld bedside medication administration system designed to help eliminate medication errors by using a clinician-designed bar code scanning device to verify medication orders at the point of care.

•

We initiated a program to enhance and upgrade our emergency room clinical systems to more effectively manage patient flow and outcomes. Thus far, the enhancements have included hardware and software upgrades, as well as the development of uniform clinical guidelines to be implemented company-wide to ensure consistent patient treatment and accurate benchmarking of outcomes. Additionally, our initiative calls for comprehensive training of all clinical personnel and physicians responsible for emergency room patient care. Our emergency room initiatives are expected to continue for the next couple of years.

•

We implemented a comprehensive quality improvement program called “Process for Perfection,” which is a centralized approach to collecting hospital quality data, measuring that data against internal and external benchmarks, evaluating areas of improvement and excellence and implementing systemic processes to affect the delivery of high quality health care to our patients. Through this program, we have been able to track vast improvements in our core quality measures.

Improve Operations of our Hospitals

We seek to increase revenue at our hospitals by providing quality health care, which we believe will ultimately increase admissions, surgical volume, emergency room visits and outpatient business. Our hospitals are administered and directed on a local level by a chief executive officer. A key element of our strategy is establishing and maintaining cooperative relationships with our physicians. We maintain a physician recruitment and development program designed to attract and retain qualified specialists and primary care physicians, in conjunction with our existing physicians and community needs, to broaden the services offered by our hospitals. To this end, we developed a unique program designed to: (i) create attractive practice opportunities for quality physicians in the communities that are served by our hospitals in order to build outstanding medical staffs; (ii) improve the satisfaction and retention of physicians in our markets; and (iii) create practice models that are sustainable in a competitive health care environment.

Our hospitals seek to increase their patient volume through local marketing programs. During 2009, our overall marketing strategy and the individual programs for each of our hospitals were consolidated under new leadership. As a result, the decentralized approach that we previously used, which involved many local marketing firms creating multiple individualized and expensive marketing campaigns, was replaced with a streamlined cost-effective approach whereby only a few firms are employed. Now, we can devise uniform and consistent themes that only require the change of logo and hospital colors to implement company-wide. Additionally, changes to our marketing strategies can be quickly deployed to all of our hospitals and other health care facilities.

We also pursue various clinical means to increase utilization of the services provided by our hospitals, particularly emergency and outpatient services. These include:

•	“Nurse First,” an emergency room service program that provides for a well-qualified nurse to quickly assess the condition of a patient upon arrival in the emergency room;

•	“MedKey™,” a free identification and patient information card that streamlines the registration process; and

•	“One Call Scheduling,” a dedicated phone system that physicians and other medical personnel can use to simultaneously schedule various diagnostic tests and services.

There are numerous opportunities to increase the number of patients who seek treatment at our hospitals. We believe that improving patient volume primarily rests in the refinement of physician relationships within the communities where our hospitals operate. In addition to local physician leadership council participation where we listen and respond to physician concerns, we routinely evaluate innovative strategic business alternatives that address the ever-changing health care climate. In that regard, we have entered into, and will continue to enter into, joint venture arrangements with physicians for entire hospitals, ambulatory surgical centers, medical office buildings and other health care service businesses. Although joint ventures are not appropriate for each community where we have a hospital and the laws and regulations governing joint ventures are subject to change, we plan to evaluate and pursue physician and physician group partners in those markets where physicians have expressed an interest in establishing a financial partnership that is economically viable and consistent with our goals and objectives. Often times, there already exists a high level of competition for health care services in these markets. With respect to our collaborative physician-based initiatives, we believe that our ultimate success will depend, in part, on our flexibility, creativity and responsiveness to all involved constituencies.

In their respective markets, our hospitals directly employ physicians who provide health care services outside of the hospital setting. Our hospitals also assume active roles managing local physician relationships in their markets. As a result of various employed physician initiatives, such as converting physicians to production-based employment arrangements, we are experiencing favorable changes in physician referral patterns. We believe that additional opportunities exist to further improve our hospital operations through more efficient management of our employed physicians.

Utilize Efficient Management

We consider our management structure to be decentralized but with centralized support and control. Our hospitals are run by experienced chief executive officers, chief financial officers and chief nursing officers who have both the authority and responsibility for day-to-day hospital operations. Incentive compensation programs have been implemented to reward our managers for achieving and exceeding pre-established goals. We employ a centralized staff at our home office to provide services such as systems design and development, training, human resource management, reimbursement, accounting support, legal services, marketing, purchasing, risk management and construction management. We maintain centralized financial control through fiscal and accounting policies established by our home office for use at all of our subsidiary hospitals. Financial information is consolidated using our proprietary Pulse System® and is monitored daily by our management team. We also participate in a group purchasing organization with other proprietary hospital systems. We believe that this participation allows us to procure medical equipment and supplies at advantageous pricing by leveraging the buying power of the organization’s members.

Our operational reporting structure is comprised of five divisions, each with a divisional senior leader who reports directly to our President and Chief Executive Officer. Each of the five divisions has its own president, chief financial officer and physician recruiting manager with aligned individual hospital and divisional objectives. During the past several years, we have also recruited and promoted new leadership for centralized support functions such as clinical affairs, marketing, legal, managed care, strategy and analytics, physician recruitment, contracting, human resources, physician relations, nursing and quality.

Acquire Additional Hospitals

We believe that the hospitals we acquire are, or can become, the provider of choice for health care services in their respective market areas. When we make an initial evaluation of a potential acquisition, we require that a hospital’s market service area have a demonstrated need for the hospital, along with an established physician base that we believe can benefit from our ability to attract additional qualified physicians to the area based on community needs. In addition to acquisitions, we also consider (i) partnering with not-for-profit entities in areas and markets that otherwise meet our acquisition criteria and (ii) investing in existing health care outpatient businesses such as urgent care, diagnostic imaging and surgery centers.

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

Selected Operating Statistics

The table below summarizes selected operating statistics, exclusive of our Discontinued Operations, that are typically used by our management, investors and other readers of our financial statements.

	Years Ended December 31,
	2009	2008	2007

Licensed beds at the end of the year (1)	8,418	7,824	7,823
Admissions (2)	310,366	300,339	303,845
Adjusted admissions (3)	542,231	519,407	518,906
Emergency room visits (4)	1,375,507	1,300,216	1,280,985
Surgeries (5)	268,758	269,712	271,262
Patient days (6)	1,302,409	1,285,504	1,282,422
Acute care average length of stay in days (7)	4.2	4.3	4.2
Occupancy rates (8)	44.9%	45.1%	45.2%

(1)	Licensed beds are beds for which a hospital has obtained approval to operate from the applicable state licensing agency.
(2)	Admissions are patients admitted to our hospitals for inpatient treatment. This statistic is a measure of inpatient volume.
(3)	Adjusted admissions are total admissions adjusted for outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient charges and gross outpatient charges and then dividing the resulting amount by gross inpatient charges. This statistic is a measure of inpatient and outpatient volume.
(4)	The number of emergency room visits is a critical operational measure that is used to gauge our patient volume. Much of our inpatient volume is a byproduct of a patient’s initial encounter with our hospitals through an emergency room visit.
(5)	The number of surgeries includes both inpatient and outpatient surgeries. This statistic is one component of overall patient volume and business trends.
(6)	Patient days is the total number of days that patients are admitted in our hospitals. This statistic is a measure of inpatient volume.
(7)	Acute care average length of stay in days represents the average number of days admitted patients stay in our hospitals. This statistic is a measure of our utilization of resources.
(8)	Occupancy rates are affected by many factors, including the population size and general economic conditions within individual market service areas, the degrees of variation in medical and surgical products, outpatient use of hospital services, quality and treatment availability at competing hospitals and seasonality. This statistic is a measure of inpatient volume.

Competition

Existing hospitals

In many of the geographic areas where we operate, there are other hospitals and health care entities that provide services comparable to those offered by our hospitals. Generally, competition is limited to a single or small number of hospital competitors in each hospital’s market service area. With respect to the delivery of general acute care inpatient services, we believe that most of our hospitals face less competition in their immediate market service area than they would likely face in larger, more urban, communities. However, the health care environment has become more competitive in every market as physicians and ancillary service providers introduce outpatient services. Regardless of the level of competition, we strive to distinguish ourselves based on the quality and scope of the medical services we provide.

Certain of our competitors may have greater resources than we do, may be better equipped than we are and may offer a broader range of services than we do. For example, some hospitals that compete with us are owned by government agencies and are supported by tax revenue, and others are owned by not-for-profit entities and may be supported, to a large extent, by endowments and charitable contributions. Such support is not available to our hospitals. Additionally, outpatient treatment and diagnostic imaging facilities, outpatient surgical centers and freestanding ambulatory surgical centers (including many in which physicians have an ownership interest), specialized care providers (e.g., oncology, physical therapy, etc.), and a growing number of health care clinics located in large retail stores also introduce competitors to the health care marketplace.

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

The competitive position of our hospitals is also increasingly affected by our ability to negotiate service contracts with purchasers of group health care services. Such purchasers include employers, preferred provider organizations (“PPOs”) and health maintenance organizations (“HMOs”). PPOs and HMOs attempt to direct and control the use of hospital services by managing care and either receive discounts from a hospital’s established charges or pay based on a fixed per diem or a capitated basis, where hospitals receive fixed periodic payments based on the number of members of the organization regardless of the actual services provided. To date, PPOs and HMOs have not adversely affected the competitive position of our hospitals. Additionally, employers and traditional health insurers are increasingly interested in reducing costs through negotiations with hospitals for managed care programs and discounts from established charges. In return, hospitals secure commitments for a larger number of potential patients. We believe that we have been proactive in establishing or joining such programs to maintain, and even increase, the hospital services we provide. We do not believe that such programs will have a significant adverse impact on our business or operations.

We are in an industry that has a competitive labor market. As such, we face competition attracting and retaining health care professionals. In recent years, there has been a nationwide shortage of qualified nurses and other medical support personnel. To address this shortage, we have improved hospital working conditions and fostered relationships with local nursing schools.

Another important factor contributing to a hospital’s competitive advantage is the number and quality of physicians on its staff. Physicians make admitting and other decisions regarding the appropriate course of patient treatment which, in turn, affect hospital revenue. Admitting physicians may also be on the medical staffs of hospitals that we do not operate. By offering quality services and facilities, convenient locations and state-of-the-art medical equipment, we attempt to attract our physicians’ patients. Our hospitals try to increase the number, quality and specialties of the physicians in their communities based on local needs. During the year ended December 31, 2009, approximately 620 physicians were recruited or otherwise joined our medical staff. During 2010, we intend to actively recruit a like number of physicians to join our medical staff. When a recruited physician relocates to a community where one of our hospitals is located and agrees to engage in private practice, our subsidiary hospital often advances money to the physician pursuant to a recruiting agreement to provide financial assistance for the physician to establish a practice. The actual amounts advanced will depend on the financial results of each physician’s private practice during a predetermined period, referred to as the measurement period, which generally approximates one year. Amounts advanced under these recruiting agreements are considered to be loans and are generally forgiven on a pro rata basis over a period of 12 to 24 months, contingent on the physician continuing to practice in the community served by our hospital.

Acquisitions

We face competition for hospital acquisitions from both proprietary and not-for-profit multi-hospital groups. Some of these competitors may have greater financial and other resources than we do. Historically, we have been able to acquire hospitals at prices we believe to be reasonable. However, competition for acquisitions of non-urban general acute care hospitals could adversely impact our ability to acquire hospitals on favorable terms.

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

We receive payment for services rendered from:

•	the federal government under the Medicare program;

•	each of the states where we operate under the related state Medicaid program;

•	commercial insurance; and

•	patients.

Co-payments and deductibles are the portion of the patient’s bill for medical services that many private and government payors require the patient to pay. Co-payment and deductible amounts vary among payors and are based on the provisions of the health plan in which the patient participates. We estimate that we are currently collecting approximately 50% to 55% of such amounts. In recent years, we have increased our efforts to collect patient co-payments and deductibles at the time services are rendered. Co-payments and deductibles are subject to the same collection practices as other patient accounts receivable.

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

	Years Ended December 31,
	2009	2008	2007

Medicare	32%	32%	33%
Medicaid	9	8	8
Commercial insurance and other	49	51	49
Self-pay	10	9	10

	100%	100%	100%

Hospital net revenue depends on inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures. Reimbursement rates for routine inpatient services vary significantly depending on the type of service (e.g., acute care, intensive care, etc.) and the geographic location of the hospital. In recent years, the percent of our net revenue attributable to outpatient services has approximated half of our consolidated net revenue. This level of outpatient services is primarily due to advances in medical technology that allow more services to be provided on an outpatient basis, as well as increased pressure from Medicare, Medicaid and commercial insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our outpatient levels mirror the general trend occurring in the health care industry.

Medicare and Medicaid

Medicare is a federal health insurance program, administered by the U.S. Department of Health and Human Services that provides hospital and other health care benefits to individuals age 65 and over, certain disabled persons and certain other individuals with qualifying conditions. Medicaid is a joint federal-state health care benefit program, operating pursuant to a plan developed and administered by each participating state, subject to broadly defined federal requirements, that provides health care benefits to uninsured individuals who are otherwise unable to afford such services. Our hospitals and other health care facilities derive a substantial portion of their net revenue from the Medicare and Medicaid programs. Both such programs are heavily regulated and subject to frequent changes that typically affect reimbursement payments and beneficiary eligibility.

Medicare

Inpatient Payments. The Medicare program provides payment for inpatient hospital services under a prospective payment system, or PPS. Under the inpatient PPS, hospitals are paid a prospectively determined fixed amount for each hospital discharge. The fixed payment amount per inpatient discharge is established based on each patient’s diagnosis related group, or DRG. Each patient admitted for care is assigned to a DRG based on his or her primary admitting diagnosis. Every DRG is assigned a payment rate based on the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. The DRG payment rates are based on national average costs from an historic base period and do not consider the actual costs incurred by a hospital to provide care. Although based on national average costs, the DRG standardized amounts and capital payment rates are adjusted by the wage index and geographic adjustment factor for the geographic region in which a particular hospital is located, or reclassified to, and are weighted based on a statistically normal distribution of severity. DRG rates are usually adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor used as the basis to adjust the DRG rates (the “market basket”) takes into consideration annual inflation in the purchasing of goods and services experienced by hospitals and other entities. Because other entities are included in the market basket determination, for several years the market basket has been lower than the percent increase in costs experienced by hospitals. For federal fiscal years 2009, 2008 and 2007, the update factors were 3.6%, 3.3% and 3.4%, respectively. For federal fiscal year 2010, the update factor is 2.1%.

The Centers for Medicare & Medicaid Services, or CMS, established Medicare Severity DRGs, or MS-DRGs, which became effective on October 1, 2007, subject to a two-year phase-in plan. MS-DRGs refined the DRG weighting system to more fully capture differences in severity of illness among patients. For example, 538 DRGs were replaced with 745 MS-DRGs. The MS-DRG phase-in plan was fully implemented by the end of federal fiscal year 2009. CMS believes that MS-DRGs will reduce incentives for hospitals to treat only the healthiest and most profitable patients by better taking into account severity of illness in Medicare payment rates. MS-DRGs are intended to encourage hospitals to improve their coding and documentation of patient diagnoses. To ensure that improvements in coding and documentation do not lead to an increase in aggregate payments without corresponding growth in actual patient severity, CMS proposed a negative documentation and coding adjustment. On September 29, 2007, the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007, or the TMA Act, was signed into law, thereby reducing the documentation and coding adjustment for MS-DRGs for federal fiscal year 2008 by 0.6%. For federal fiscal year 2009, the negative documentation and coding adjustment for MS-DRGs was 0.9%, yielding a cumulative reduction of 1.5%. The TMA Act did not address the adjustment CMS proposed for federal fiscal year 2010. However, the TMA Act requires CMS to conduct a retrospective review of claims data from federal fiscal years 2008 and 2009 to determine if changes in documentation and coding practices resulted in case mix changes that differ from the adjustments made by the TMA Act. CMS is directed to revise payments over federal fiscal years 2010, 2011 and 2012 to restore budget neutrality, based on the results of the retrospective data review. CMS expects that the abovementioned documentation and coding adjustments will not reduce the overall amount of payments to hospitals.

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

Medicare’s outpatient PPS groups services that are clinically related and use similar resources into ambulatory payment classifications, or APCs. Depending on the service rendered during an encounter, a patient may be assigned to a single group or multiple groups. Medicare pays a set price or rate for each group, regardless of the actual costs incurred in providing care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year, again based on the market basket. For federal fiscal years 2009, 2008 and 2007, the payment rate update factors were 3.6%, 3.3% and 3.4%, respectively. For federal fiscal year 2010, the update factor is 2.1%.

Outlier Payments. In addition to DRG and capital payments, our hospitals may qualify for and receive “outlier” payments from Medicare for certain inpatient hospital services. Outlier payments are estimated by CMS to be approximately 5.1% of total inpatient DRG payments. Outlier payments are made for those inpatient discharges where the total cost of care (as determined by using the gross charges adjusted by the hospital’s cost-to-charge ratio) exceeds the total DRG payment plus a fixed threshold amount. In determining the cost-to-charge ratio, Medicare uses the latest of either a hospital’s most recently submitted or most recently settled cost report. The threshold amounts used in the outlier computation for federal fiscal years 2009, 2008 and 2007 were $20,045, $22,460 and $24,485, respectively. The amount for federal fiscal year 2010 is $23,140. Excluding our Discontinued Operations, 2.1%, 2.0%, and 1.6% of our Medicare inpatient DRG payments were for outlier payments during the years ended December 31, 2009, 2008 and 2007, respectively.

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

Rural Health Clinic Payments. A rural health clinic is an outpatient facility primarily engaged in furnishing physician and other health services in accordance with federal guidelines. To qualify, a clinic must be located in a medically under-served area that is non-urbanized, as defined by the U.S. Census Bureau. Payments to rural health clinics for covered services are made via an all-inclusive per visit rate. As of December 31, 2009, we operated five rural health clinics in Missouri and one in Florida.

Ambulatory Surgical Center Payments. Ambulatory surgical centers are distinct facilities that provide surgical services to patients not requiring hospitalization. Such centers may be licensed by the state in which they operate, depending on individual state requirements. Medicare pays for services provided in ambulatory surgical centers that voluntarily sought and received certification and are approved by CMS. Effective January 1, 2008, CMS instituted a new system for reimbursing ambulatory surgical centers, as was mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the 2003 Act. The new reimbursement system is based on the outpatient PPS system, taking into account the lower relative costs of procedures performed in an ambulatory surgical center as compared to a hospital outpatient department. As of December 31, 2009, we participated in the operation of six ambulatory surgical centers.

Physician Fees. The final Medicare physician fee schedule for 2010 contains a 21.2% reduction to the physician fee schedule that commenced on January 1, 2010. As part of the Defense Appropriations Bill passed by Congress on December 19, 2009, such reduction has been delayed until March 1, 2010, unless further legislation is adopted to avert it. The White House has stated that it supports a permanent repeal of the physician payment reduction and has called on Congress to pass legislation to that effect. Without legislative action, CMS is required by Medicare statute to implement the physician payment reduction. As of December 31, 2009, we employed approximately 610 physicians.

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

Legislative Changes. Legislative changes to the Medicare program have historically limited growth rates for reimbursement and, in some cases, reduced levels of reimbursement for the types of health care services that we provide. For example, the Balanced Budget Act of 1997 included significant reductions in spending levels for the Medicare and Medicaid programs. The Balanced Budget Refinement Act of 1999 mitigated some of the adverse effects of the Balanced Budget Act of 1997 through a “corridor reimbursement approach,” whereby a percent of losses under the Medicare outpatient PPS were reimbursed through 2003. The 2003 Act provided an extension, until January 1, 2006, of certain provisions of the Balanced Budget Refinement Act of 1999 for small rural and sole community hospitals. Some of our hospitals qualified for relief under this provision.

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

The 2003 Act made a number of significant changes to the Medicare program. In addition to a highly publicized prescription drug benefit program that was intended to provide direct relief to Medicare beneficiaries, the 2003 Act also provided a number of direct benefits to hospitals, including, but not limited to: (i) a permanent increase in the base payment rate for rural and small urban hospitals of 1.6%, up to the large urban payment rate; (ii) the cap on disproportionate share payments for rural and small urban hospitals was set at 12.0% of total inpatient payments; and (iii) establishment of a physician incentive program for primary care and certain specialty physicians who provide services to individuals in areas having the fewest physicians available to serve, among others, Medicare beneficiaries. Under the 2003 Act, Medicare payment considerations have been tied to hospital performance and hospital reporting of quality data and measures. Beginning with federal fiscal year 2009, hospitals are required to report on thirty quality indicators in order to qualify for their full market basket update. Those hospitals that did not provide the required information have had their market basket update reduced by 2.0%. Our hospitals participated in the quality data reporting, which we believe will form the basis for future payments. We anticipate that more quality data reporting will be required in the future as government payors continue their analysis and possible movement toward a “pay for performance” model.

We believe that continued economic uncertainty and mounting budget deficits will contribute to heightened focus on the efficacy of the Medicare program by both Congress and the White House. Additionally, pending national health care reform legislation proposes to, among other things, reduce Medicare expenditures significantly over the next decade.

Medicaid

Each state is responsible for administering its own Medicaid program, payment rates and methodologies, as well as covered services, all of which vary from state to state. Although the actual rates vary by state, between 50% and 73% of Medicaid funding comes from the federal government, with the balance shared by state and local governments. The most common payment methodologies include prospective payment systems and programs that negotiate payment rates with individual hospitals. Generally, Medicaid payments are less than Medicare payments and are often less than a hospital’s patient care costs. Hospitals that have an unusually large number of low-income patients (i.e., those with a Medicaid utilization rate of at least one standard deviation above the mean Medicaid utilization, or have a low income patient utilization rate exceeding 25%) are eligible to receive a disproportionate share adjustment. However, Congress established a national limit on disproportionate share hospital adjustments.

In light of continued economic uncertainty, projected increases to Medicaid program costs and burgeoning budget deficits, the federal government and many states are currently considering ways to limit increases and/or cut Medicaid funding, which could adversely affect future Medicaid payments that we receive. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, or the Economic Stimulus Bill, which, among other things, allocated supplemental federal funding to each state that could be used to benefit individual state Medicaid programs. Although some states used portions of these funds to support their Medicaid programs in 2009, we cannot predict how individual states will use their allocated funds in 2010 and beyond or what effect the Economic Stimulus Bill or similar future legislation may ultimately have on our business. Additionally, the federal government has taken steps to address some of the insurance coverage challenges facing citizens by expanding health insurance coverage through the Children’s Health Insurance Program Reauthorization Act of 2009, which expanded and extended the benefits available under BIPA, and extending the period of COBRA benefit coverage to unemployed individuals through the Economic Stimulus Bill.

Because we cannot predict what further action the federal government or the states may take under existing and future legislation to close budget gaps or reduce deficit spending, we are unable to assess the effect that any such legislation might have on our business. Like Medicare funding, Medicaid funding may also be affected by health care reform legislation. A portion of the national health care reform legislation pending in Congress proposes insurance coverage expansion that would purportedly be accomplished by expanded Medicaid eligibility and coverage. This expansion of coverage is being viewed by some states as an unfunded mandate and, therefore, uncertainty as to how the expanded Medicaid coverage will be paid remains. We are not able to predict the effect that any pending future legislation could have on our business.

Medicare and Medicaid Regulatory and Audit Impacts

In addition to legislative changes, Medicare and each of the state Medicaid programs are subject to regulatory changes, administrative rulings, interpretations and determinations, post-payment audits, requirements for utilization review and new government funding restrictions, all of which could materially increase or decrease our program payments, impact our cost of patient care and affect the timing of payments to us. The final determination of amounts we receive under the Medicare and Medicaid programs often takes many years to resolve because of audits by the programs’ representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. We believe that we have made adequate provisions for such potential adjustments. Nevertheless, until final adjustments are made, certain issues remain unresolved and our established allowances may be higher or lower than what is ultimately required.

The Medicare program utilizes a system of contracted carriers and fiscal intermediaries across the country to process claims and conduct post-payment audits. As directed by the 2003 Act, CMS is in the midst of an initiative to reform the carrier and fiscal intermediary functions. As part of such reform, CMS has and will continue to competitively bid the carrier and fiscal intermediary functions to Medicare Administrative Contractors, or MACs. At the present time, CMS has awarded all fifteen of the planned multi-state jurisdiction MAC contracts. The completed and future changes by CMS could affect claims processing, auditing and cash flow to Medicare providers. We cannot predict what, if any, impact such changes will ultimately have on our business.

We expect that efforts to impose reduced reimbursement, greater discounts and more stringent cost controls by governmental and other payors will continue. If there are reductions in the payments we currently receive for our services, our revenue and results of operations may be adversely affected and our business could be harmed.

Commercial Insurance and Other

In recent years, a number of commercial insurers have undertaken efforts to limit the costs of hospital services by adopting prospective payment or DRG-based systems. To the extent that such efforts are successful and those insurers fail to reimburse hospitals for the costs of providing services to their beneficiaries, such efforts may have a negative impact on our hospitals’ revenue and results of operations.

We also provide services to individuals covered by private health insurance plans. Private insurance carriers typically reimburse a provider after the claim is filed; however, reimbursement can be sent directly to the patient based on the underlying insurance policy’s stipulations. Reimbursement from private insurance carriers is often based on rates such as prospective payment systems, per diems or other discounted fee schedules. Private insurance reimbursement varies among payors and states and is generally based on contracts negotiated between the provider and the payor.

Additionally, we provide health care services to individuals covered under workers’ compensation programs, TRICARE/CHAMPUS (for retired military personnel) and other private and government programs. Those programs pay under prospective payment systems, per-diem systems or other discounted fee systems.

Private Pay

We provide services to individuals who have no form of health care coverage. These patients are evaluated at the time of service or shortly thereafter for their ability to pay based on federal and state poverty guidelines and/or qualifications for Medicaid or other state assistance programs, as well as our company-wide charity and indigent care policy. Gross charges to uninsured patients for non-elective procedures are discounted by 60% or more. Local hospital personnel and our collection agencies pursue payments on accounts receivable from self-pay patients who do not meet our charity and indigent care criteria.

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

Compliance Program

In 1997, we implemented a compliance program to supplement and enhance our then existing ethics program. Our compliance program, which includes our Code of Business Conduct and Ethics, covers our employees, officers (including our chief executive officer, chief financial officer and persons performing similar functions) and directors. Our compliance program contains standards designed to promote honest and ethical conduct and compliance with all applicable laws, rules and regulations. As part of this program, we provide ethics and compliance training when an employee or officer is hired and when a new director is elected or appointed. Thereafter, our employees, officers and directors receive annual ethics and compliance training. The program requires and is designed to encourage the reporting, without fear of retaliation, of suspected illegal or ethical violations. Our compliance program is periodically updated to, among other things, comply with changes in applicable laws, rules and regulations.

Employees and Medical Staff

As of December 31, 2009, we had approximately 33,700 employees, including 7,200 part-time employees. At such date, 1,115 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory.

Physicians on the medical staffs of our hospitals are, in most cases, not our employees. Such non-employee physicians may also be staff members of other hospitals. As of December 31, 2009, we directly employed approximately 610 physicians, about half of whom are primary care physicians at practices we own and operate. Additionally, our hospitals provide emergency room, radiology, pathology and anesthesiology services through service contracts with physician groups that are generally cancelable with 90 days advance notice.

Liability Insurance

As is typical in the health care industry, we are subject to claims and legal actions by patients and others in the ordinary course of business. Commencing October 1, 2002, we began using a wholly owned captive insurance subsidiary to self-insure a significant portion of our professional liability risks. Since its inception, our captive insurance subsidiary has provided claims-made coverage to all of our hospitals and a small number of our employed physicians. Effective March 1, 2007, we began providing occurrence-basis insurance policies to most of our employed physicians through a wholly owned risk retention group subsidiary. Before such time, substantially all of our employed physicians were covered under claims-made policies with unrelated third party insurance companies.

We also maintain directors’ and officers’, property and other typical insurance policies with commercial carriers, subject to self-insurance retention levels. We believe that our insurance is adequate in amount and coverage. However, in the future, insurance may not be available at reasonable prices or we may have to increase our self-insurance retention levels.

Environmental Regulation

We are subject to compliance with various federal, state and local environmental laws, rules and regulations, including, but not limited to, the disposal of medical waste generated by our operations. Our environmental compliance costs are not significant and we do not anticipate that they will be significant in the future.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. The SEC also maintains a website (www.sec.gov) that includes our reports, proxy statements and other information.

We maintain a website at www.hma.com where we make available, free of charge, documents we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports filed with or furnished to the SEC. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. Our SEC reports can be found under “Investor Relations” on our website. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

We systematically review our operations on a regular basis and believe that we are in compliance with anti-kickback laws, the Stark law and similar state statutes. When evaluating joint ventures or other collaborative relationships with physicians, we consider the scope and effect of these statutes and seek to structure the arrangements in full compliance with their provisions. We also maintain a company-wide compliance program to monitor and promote our continued compliance with these and other statutory prohibitions and requirements. Nevertheless, if it is determined that any of our practices or operations violate the anti-kickback laws, the Stark law or similar state statutes, we could become subject to civil and criminal penalties, including exclusion from Medicare, Medicaid and other federal and state health care programs that significantly contribute to our revenue. Additionally, the anti-kickback laws, the Stark law and similar state statutes are subject to change. If any of those laws change, we may not be able to comply with the modified laws and regulations. Moreover, our continued compliance with any such modified laws and regulations could require us to devote extensive resources, financial and otherwise, to achieving and maintaining compliance. Among other things, bills have been proposed in each of the U.S. House of Representatives and the U.S. Senate with respect to Medicare reimbursement to joint ventures that involve physicians. Such joint ventures may become subject to more oversight and limitations may be placed on certain joint ventures, including those that we have already formed. The imposition of penalties for alleged or actual violations of the anti-kickback laws, the Stark law and/or similar state statutes, our inability to comply with changes in such laws and/or significant compliance costs associated with any modified laws and regulations could each harm our business.

We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition, results of operations or cash flows. National health care reform is currently being contemplated by Congress and the White House and any proposed legislation will likely contain provisions that will significantly impact the health care industry. Those provisions may be designed to decrease the number of uninsured legal U.S. residents and reduce health care costs while simultaneously reducing the federal budget deficit. Various mechanisms to fund health care reform legislation are being considered, including, among other things, proposals that could reduce hospital reimbursement or otherwise adversely affect our revenue. Additionally, various mechanisms to control health care costs are being considered that could increase our operating costs. Several states are also considering health care reform measures. The focus on health care reform at both the national and state levels may increase the likelihood of other material changes to existing government health care programs and the health care delivery system. Because a significant portion of both our patient volume and revenue is derived from government health care programs, principally Medicare and Medicaid, possible future changes in federal and state health care programs may reduce reimbursements to health care providers and insurers and may also increase our operating costs, each of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

In March 2005, CMS began implementing a pilot recovery audit contractor program, commonly known as RAC, that covered health care providers in some of the states where we operate. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and directed that it be expanded to all fifty states by 2010. CMS awarded contracts to four RAC auditors on October 6, 2008 and authorized work to begin in seventeen states, including some of the states where we operate hospitals and other health care facilities. On such date, CMS also provided its schedule to expand the RAC program to all fifty states by the end of 2010. Among other things, the RAC auditors, who are independent contractors, focus on the clinical documentation supporting billings under the Medicare program. If an auditor concludes that such documentation does not support the provider’s Medicare billings, CMS will revise the amount due to the provider, compare such amount to what was previously paid and withhold the difference from a current remittance. The affected facility can appeal the auditor’s decision through an administrative process.

The federal False Claims Act permits private parties to bring qui tam, or whistleblower, lawsuits against companies. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. As discussed at Note 13 to the Consolidated Financial Statements in Item 8 of Part II, we have been named in at least one whistleblower action. Because qui tam lawsuits are filed under seal, we could be named in other such lawsuits of which we are not aware. Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Typically, each fraudulent bill submitted by a health care provider is considered a separate false claim and, therefore, penalties under the False Claims Act may be substantial. Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government. In some cases, whistleblowers or the federal government have taken the position that health care providers who allegedly violated other statutes and submitted claims to a government payor during the time period they allegedly violated those other statues, have thereby submitted false claims under the False Claims Act. Some states have adopted similar whistleblower and false claims provisions.

We closely monitor our billing and other health care practices to maintain compliance with prevailing industry interpretations of applicable laws and regulations and we believe that our practices are consistent with those in our industry. However, government investigations could be initiated that are inconsistent with industry practices and prevailing interpretations of existing laws and regulations. In public statements, government authorities have taken positions on issues for which little official interpretation was available. Some of those positions appear to be inconsistent with practices that have been common within our industry and, in some cases, have not been challenged. Additionally, some government investigations that were previously conducted under the civil provisions of federal law are now being conducted as criminal investigations under fraud and abuse laws.

We cannot predict the outcome of our ongoing whistleblower lawsuit or whether we will be the subject of future governmental investigations, inquiries or whistleblower lawsuits. Any determination that we have violated applicable laws or regulations or even a public announcement that we are being investigated for possible violations could harm our business.

We could fail to comply with laws and regulations regarding patient privacy and patient information security that could subject us to civil and criminal penalties. There have been numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security standards related to patient information. In particular, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain provisions that required us to implement and, in the future, may require us to implement additional costly electronic media security systems and to adopt new business procedures designed to protect the privacy and security of each of our patient’s health and related financial information. Such privacy and security regulations impose extensive administrative, physical and technical requirements on us, restrict our use and disclosure of certain patient health and financial information, provide patients with rights with respect to their health information and require us to enter into contracts extending many of the privacy and security regulation requirements to third parties that perform duties on our behalf. We are also required to make certain expenditures to help ensure our continued compliance with such laws and regulations and, in the future, such expenses could negatively impact our results of operations. The American Recovery and Reinvestment Act of 2009, referred to as the Economic Stimulus Bill, included provisions for heightened enforcement of HIPAA and stiffer penalties for HIPAA violations. If we were found to have violated or failed to comply with any such laws or regulations, we could be subject to civil and criminal penalties and our business could be harmed.

If any of our existing health care facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid. The construction and operation of health care facilities are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with the relevant standards.

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

Our operations are subject to occupational health, safety and other similar regulations. We are subject to a wide variety of federal, state and local occupational health and safety laws and regulations. Regulatory requirements affecting us include, but are not limited to, those covering: (i) air and water quality control; (ii) occupational health and safety (e.g., standards regarding blood-borne pathogens and ergonomics, etc.); (iii) waste management; (iv) the handling of asbestos, polychlorinated biphenyls and radioactive substances; and (iv) hazardous materials. If we fail to comply with those standards, we may be subject to sanctions and penalties that could harm our business.

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

Continued weak economic conditions and a volatile credit market could adversely impact our business and results of operations.

Our future patient volume, the ability to collect our accounts receivable and our overall future results of operations could be materially adversely impacted by a continuation of the current weak economic conditions, especially levels of unemployment that are substantially higher than historical trends and declining consumer confidence. While certain health care spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of health care spending may be adversely impacted by these conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. Moreover, a greater number of uninsured patients may seek care in our emergency rooms. We believe that a persistent weak economy could: (i) increase the number of uninsured people, which would likely increase our costs for uncompensated patient care; (ii) reduce our revenue due to decreased funding from Medicaid and other beleaguered state health care programs; (iii) reduce the number of elective procedures performed at our hospitals and other health care facilities, including surgeries; and (iv) threaten the solvency of managed care health plans and others that do business with us, each of which could adversely impact our business and results of operations.

Our ability to refinance our long-term debt, if necessary, or to secure additional capital resources to fund our operational and growth strategies will depend, in large part, on our ability to access the credit markets. Since 2008, credit markets have been volatile and, for a period of time, they were essentially unavailable due to a severe banking crisis. We cannot predict whether credit market conditions will improve or whether we will be able to access the credit markets when necessary or desirable. If we are not able to access credit markets and obtain financing on commercially reasonable terms when needed, our business could be materially harmed and our results of operations could be adversely affected.

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

In accordance with our Code of Business Conduct and Ethics, as well as the provisions of EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide further medical treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for the transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. If our volume of indigent and charity care patients with emergency medical conditions increases significantly, our results of operations may be adversely impacted.

If government programs or managed care companies reduce the payments we receive as reimbursement for the health care services we provide, our revenue could decline and our business and results of operations could be adversely affected.

We derive a substantial portion of our revenue from federal and state government reimbursement programs, including Medicare and Medicaid. Such programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning, among other things: (i) patient eligibility requirements, funding levels and the method of calculating payments or reimbursement; (ii) requirements for utilization review; and (iii) federal and state funding restrictions, all of which could materially increase or decrease the payments to us in the future, as well as affect the timing of such payments. Previous changes in the Medicare and Medicaid programs have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services. Pressure on federal and state programs, which is likely to increase during the current economic downturn, may also impact the availability of taxpayer funds for the Medicare and Medicaid programs. For example, a number of states are experiencing substantial budget shortfalls and, as a result, have adopted legislation, or are considering legislation, designed to reduce their Medicaid expenditures and/or reduce the number of Medicaid enrollees. We are unable to predict the potential effects that future government health care funding policy changes will have on our operations. If the rates paid by government payors are reduced or if the scope of services covered by government payors is limited, our business and results of operations could be adversely affected.

In addition to changes in government reimbursement programs, third party payors, including managed care health plans, are increasingly demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through, among other means, capitation arrangements. Efforts by third parties to aggressively manage reimbursement levels and enforce stringent cost controls are expected to continue. It would harm our business if we were unable to enter into arrangements with managed care health plans on economic terms that are acceptable to us. Any material reductions in the payments that we receive for our services, coupled with difficulties we may encounter collecting our accounts receivable from managed care health plans, could adversely affect our business and results of operations.

Controls designed by third parties to reduce inpatient services may reduce our revenue.

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

At December 31, 2009, we had approximately $3.04 billion of long-term debt and capital lease obligations, as well as availability of $455.2 million under a long-term revolving credit facility. Our ability to repay or refinance our indebtedness or to secure additional capital resources to fund our operational and growth strategies, as well as ongoing programs for the renovation, expansion, construction and acquisition of long-lived capital assets, will depend on, among other things, our future operating performance. Those operating results may be affected by general economic, competitive, regulatory, business and other factors beyond our control. We believe that our future cash flow from operating activities, together with available financing arrangements and cash proceeds from business unit and/or asset sales, will be sufficient to fund our operating, strategic growth, capital expenditure and debt service requirements. However, if we fail to meet our financial obligations or if supplemental financing is not available to us on satisfactory terms when needed, our business could be harmed.

Our substantial leverage and debt service requirements could have other important consequences to us, including, but not limited to, the following:

•

Our $3.25 billion senior secured credit facilities, which are described at Note 2 to the Consolidated Financial Statements in Item 8 of Part II, and the indentures governing our senior notes and our convertible senior subordinated notes contain, and any future debt obligations we incur will likely contain, covenants and restrictions that, among other things, require us to maintain compliance with certain financial ratios. If we do not comply with these or other financial covenants in those arrangements, an event of default may result, which, if not cured or waived, could require us to immediately repay or refinance our indebtedness. Moreover, covenant violations could also subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

•

In the event of a default under one or more of our debt arrangements, we may be forced to pursue alternative strategies, such as restructuring or refinancing our indebtedness, selling core assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effectuated on satisfactory terms, if at all, or that sufficient funds could be obtained to make required debt service payments. Additionally, a debt restructuring could subject us to higher interest and financing costs and our credit ratings could be adversely affected.

•

Notwithstanding our interest rate swap contract, we could be exposed to financial risk, including higher interest and financing costs, in the event of nonperformance by one or more of the counterparties to such contract.

•

We are required to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which may reduce the amount of discretionary funds available for our other operational needs and growth objectives.

•

Because of the need for increased cash flow to service our debt arrangements, we may be more vulnerable to a decline in our business, changes in the health care industry or prolonged weak economic conditions.

We are the subject of legal proceedings that, if resolved adversely, could have a harmful effect on us.

We are a party to various ongoing legal proceedings, including a class action lawsuit, a shareholder derivative action lawsuit and a qui tam lawsuit. The material legal proceedings affecting us are described at Note 13 to the Consolidated Financial Statements in Item 8 of Part II. Should an unfavorable outcome occur in some or all of our current legal proceedings, or if successful claims and other actions are brought against us in the future, there could be a material adverse effect on our financial position, results of operations and liquidity.

We may incur liabilities not covered by our insurance or which exceed our insurance limits, or a party to our insurance program could become insolvent or otherwise not meet its contractual obligations.

In the ordinary course of business, our subsidiary hospitals are subject to medical malpractice lawsuits, product liability lawsuits and other legal actions. Some of these actions may involve large claims, as well as significant defense costs. We self-insure a substantial portion of our professional liability risks. Based on our past experience and current actuarial estimates, we believe that our insurance coverage and our self-insurance reserves are sufficient to cover claims arising from the operations of our subsidiary hospitals. However, if payments for claims and related expenses exceed our estimates or if payments are required to be made by us that are not covered by insurance, our business could be harmed and our results of operations could be adversely impacted. Also, one or more of the unrelated insurance and reinsurance companies that provide us coverage could become insolvent or otherwise be unable to fulfill their contractual obligations to us, each of which could adversely affect our business and results of operations.

Our facilities are heavily concentrated in Florida and Mississippi, which makes us sensitive to regulatory, economic and competitive changes in those states, as well as the harmful effects of hurricanes and other severe weather activity in such states.

As of February 19, 2010, we operated 55 hospitals, including 28 in Florida and Mississippi. Our home office is also located in Florida. Such geographic concentration of our hospitals makes us particularly sensitive to regulatory, economic, environmental and competitive changes in those states. Any material changes in those factors in Florida or Mississippi could have a disproportionate effect on our business.

Regions in and around the Gulf of Mexico experience hurricanes and other extreme weather conditions. As a result, certain of our health care facilities, especially those in Florida and Mississippi, and our home office are susceptible to physical damage and business interruptions from an active hurricane season or a single severe storm. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage experienced in the affected areas by our patients, physicians, payors, vendors and others. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an outmigration of people from the communities where our hospitals are located. If any of the abovementioned circumstances occurred, there could be a harmful effect on our business and our results of operations could be adversely affected.

The failure of certain employers or the closure of certain facilities could have a disproportionate impact on our hospitals and harm our business.

The economies in the non-urban communities where our hospitals operate are often dependant on a small number of large employers. Those employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for their care. The failure of one or more large employers or the closure or substantial reduction in the number of individuals employed at facilities located in or near the communities where our hospitals operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. The occurrence of these events could adversely affect our revenue and results of operations, thereby harming our business.

Our growth strategy depends, in part, on joint ventures and acquisitions. However, we may not be able to form joint ventures or continue to acquire hospitals that meet our target criteria. We may also have difficulty acquiring hospitals from not-for-profit entities or pursuing certain joint venture activity due to regulatory scrutiny and other restrictions.

We pursue joint venture opportunities with physicians and other health care companies for entire hospitals, ambulatory surgical centers, medical office buildings and other health care services businesses. Our ability to enter into certain types of joint venture arrangements that might otherwise form a part of our growth strategy is limited by, among other things, federal and state laws and regulations that restrict the types of joint ventures that may be formed between hospitals and physicians. Moreover, federal and state laws and regulations governing joint ventures, including those that we have already formed, are subject to modification. For example, the national health care reform legislation pending before Congress proposes to eliminate or restrict physician ownership in hospital joint ventures. If final legislation is adopted as proposed, our ability to complete additional hospital joint ventures will be severely restricted or prohibited entirely, each of which would adversely affect our joint venture growth strategy. Such final legislation could also impose burdensome restrictions on the joint ventures that we have already formed. If we encounter these or other significant joint venture regulatory obstacles, our operational and growth strategies could be adversely impacted. Moreover, our results of operations could be adversely impacted if we are required to unwind or substantively modify our existing joint ventures as a result of new legislation.

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

Prior to their acquisition, most of the hospitals we acquire were experiencing operating losses or had significantly lower operating margins than the hospitals we operate. We may be unable to timely and effectively integrate the hospitals that we acquire with our ongoing operations or we may experience delays implementing operating procedures and systems at those hospitals. Integrating a new hospital can be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel. Acquired hospitals require transitions from, and the integration of, operations, personnel and information systems. If we are unable to improve the operating margins of the hospitals we acquire, operate such hospitals profitably or effectively and timely integrate their operations, our results of operations could be harmed.

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

The health care industry is highly competitive and competition among hospitals and other health care providers has intensified in recent years. In some of the geographic areas where we operate, there are other hospitals that provide services comparable to those offered by our hospitals. Some of those competitor hospitals are owned by government agencies and supported by tax revenue and others are owned by not-for-profit corporations and may be supported, in part, by endowments and charitable contributions. Such support is not available to our hospitals. In some cases, our competitors may be a significant distance away from our facilities; however, patients in our markets may migrate, may be referred by local physicians or may be required by their health plan to travel to these hospitals for care. Furthermore, some of our competitors may be better equipped than our hospitals and could offer a broader range of services than we do. Additionally, outpatient treatment and diagnostic imaging facilities, outpatient surgical centers, specialized care providers (e.g., oncology, physical therapy, etc.), and freestanding ambulatory surgical centers (each of which may have physician ownership interests) have increased in number and accessibility in recent years. These trends have adversely affected our market share. If our hospitals are not able to effectively attract patients, our business could be harmed.

In recent years, the amount of quality measures that hospitals are required to report publicly has increased. If these measures become a primary factor in determining where patients choose to receive care and if competing hospitals or other health care providers have better metrics than our hospitals on these measures, we would expect that our patient volume would decline, which would harm our business and results of operations.

Our performance depends on our ability to recruit and retain quality physicians.

Physicians make admitting and other decisions regarding the appropriate course of patient treatment, which, in turn, affect hospital revenue. Therefore, the success of our hospitals depends, in part, on the number and quality of the physicians on their medical staffs, the admitting practices of those physicians and continued good relations with such physicians. Many of the physicians working at our hospitals are not our employees and, in a number of the markets that we serve, they have admitting privileges at hospitals other than our own. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet physicians’ needs, they may be discouraged from referring patients to our facilities and our results of operations could be adversely affected.

Additionally, we could find it difficult to attract an adequate number of physicians to practice in certain of the non-urban communities where our hospitals are located. An inability to recruit physicians to those communities or the loss of physicians in those communities could make it difficult to attract patients to our hospitals and thereby harm our business.

If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.

The technology used in medical equipment and related devices is constantly evolving and, as a result, manufacturers and distributors continue to offer new and upgraded products to health care providers. To effectively compete, we must continually assess our equipment needs and upgrade when significant technological advances occur. If our hospitals do not stay current with technological advances in the health care industry, patients may seek treatment from other providers and/or physicians may refer their patients to alternate sources, which could adversely affect our results of operations and harm our business.

Our hospitals face competition for medical support staff, including nurses, pharmacists, medical technicians and other personnel, which may increase our labor costs and adversely affect our business.

We are highly dependent on our experienced medical support personnel, including nurses, pharmacists and lab technicians, seasoned local hospital management and other medical personnel. We compete with other health care providers to recruit and retain these health care professionals. On a national level, a shortage of nurses and other medical support personnel has become a significant operating issue for a number of health care providers. In the future, this shortage may require us to enhance wages and benefits to recruit and retain such personnel or require us to hire expensive temporary and per diem personnel. Additionally, to the extent that a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. If our wages and related expenses rise, we may not be able to correspondingly increase our reimbursement rates. Our failure to recruit and retain qualified hospital management, nurses and other medical support personnel or modulate our labor costs could adversely affect our results of operations and harm our business.

We depend heavily on key management personnel and the loss of the services of one or more of our key executives or a significant portion of our local hospital management personnel could harm our business.

Our success depends, in large part, on the skills, experience and efforts of our senior management team and the efforts, ability and experience of key members of our local hospital management teams. We do not maintain employment agreements with our management personnel. The loss of the services of one or more members of our senior management team or a significant portion of our local hospital management teams could significantly weaken our ability to efficiently deliver health care services, which could harm our business.

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

Stock markets experience volatility that is often unrelated to a company’s operating performance. Broad market fluctuations may adversely affect the trading price of our common stock and, as a result, there may be significant volatility in the market price of our common stock. Moreover, if we are unable to operate our hospitals profitably or at the levels expected by our stockholders, the market price of our common stock could decline.

In addition to potentially unfavorable operating results, many economic and other factors outside of our control could adversely affect the market price of our common stock or cause the price of our common stock to substantially fluctuate, including certain of the risks discussed above, operating results of other hospital companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, the severity of seasonal illnesses, changes in general conditions in the economy or the financial markets, or other developments affecting the health care industry.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The table below presents certain information with respect to our hospitals that were in operation on December 31, 2009. For more information regarding the utilization of our facilities, see “Business - Selected Operating Statistics” in Item 1.

State	Hospital	City	Licensed Beds	Operational Status	Date Acquired

Alabama	Riverview Regional Medical Center (1)	Gadsden	281	Owned	July 1991
	Stringfellow Memorial Hospital (1)	Anniston	125	Leased	January 1997

Arkansas	Summit Medical Center (1)	Van Buren	103	Leased	May 1987
	Sparks Regional Medical Center	Fort Smith	492	Owned	December 2009

Florida	Highlands Regional Medical Center	Sebring	126	Leased	August 1985
	Fishermen’s Hospital	Marathon	58	Leased	August 1986
	Heart of Florida Regional Medical Center (1)	Greater Haines City	194	Owned	August 1993
	Sebastian River Medical Center	Sebastian	129	Owned	September 1993
	Charlotte Regional Medical Center	Punta Gorda	208	Owned	December 1994
	Brooksville Regional Hospital (1)	Brooksville	120	Leased	June 1998
	Spring Hill Regional Hospital (1)	Spring Hill	124	Leased	June 1998
	Lower Keys Medical Center	Key West	167	Leased	May 1999
	Pasco Regional Medical Center (1)	Dade City	120	Owned	September 2000
	Lehigh Regional Medical Center	Lehigh Acres	88	Owned	December 2001
	Santa Rosa Medical Center	Milton	129	Leased	January 2002
	Seven Rivers Regional Medical Center	Crystal River	128	Owned	November 2003
	Peace River Regional Medical Center	Port Charlotte	219	Owned	February 2005
	Venice Regional Medical Center	Venice	312	Owned	February 2005
	Bartow Regional Medical Center	Bartow	72	Owned	April 2005
	St. Cloud Regional Medical Center (1)	St. Cloud	84	Owned	February 2006
	Physicians Regional Medical Center-Pine Ridge	Naples	101	Owned	May 2006
	Physicians Regional Medical Center-Collier Boulevard	Naples	100	Owned	Not applicable (2)

Georgia	East Georgia Regional Medical Center (1)	Statesboro	150	Owned	October 1995
	Walton Regional Medical Center (3)	Monroe	77	Owned	September 2003
	Barrow Regional Medical Center	Winder	56	Owned	January 2006

Kentucky	Paul B. Hall Regional Medical Center (1)	Paintsville	72	Owned	January 1979

Mississippi	Biloxi Regional Medical Center	Biloxi	198	Leased	September 1986
	Natchez Community Hospital (1)	Natchez	101	Owned	September 1993
	Northwest Mississippi Regional Medical Center	Clarksdale	195	Leased	January 1996
	Crossgates River Oaks Hospital	Brandon	134	Leased	January 1997
	Riley Hospital	Meridian	140	Owned	January 1998
	River Oaks Hospital	Flowood	110	Owned	January 1998
	Woman’s Hospital at River Oaks	Flowood	111	Owned	January 1998
	Central Mississippi Medical Center	Jackson	429	Leased	April 1999
	Madison County Medical Center	Canton	67	Leased	January 2003
	Gilmore Memorial Regional Medical Center	Amory	95	Owned	December 2005

Missouri	Twin Rivers Regional Medical Center	Kennett	116	Owned	November 2003
	Poplar Bluff Regional Medical Center (1) (4)	Poplar Bluff	423	Owned	November 2003

North Carolina	Lake Norman Regional Medical Center (1)	Mooresville	105	Owned	January 1986
	Sandhills Regional Medical Center	Hamlet	64	Owned	August 1987
	Davis Regional Medical Center	Statesville	149	Owned	October 2000

Oklahoma	Medical Center of Southeastern Oklahoma (1)	Durant	148	Owned	May 1987
	Midwest Regional Medical Center (1)	Midwest City	255	Leased	June 1996

Pennsylvania	Heart of Lancaster Regional Medical Center (1)	Lititz	144	Owned	July 1999
	Lancaster Regional Medical Center (1)	Lancaster	214	Owned	July 2000
	Carlisle Regional Medical Center (1)	Carlisle	165	Owned	June 2001

South Carolina	Carolina Pines Regional Medical Center (1)	Hartsville	116	Owned	September 1995
	Chester Regional Medical Center	Chester	82	Leased	October 2004

Tennessee	Jamestown Regional Medical Center	Jamestown	85	Owned	January 2002
	University Medical Center (1)	Lebanon	245	Owned	November 2003
	Harton Regional Medical Center (1)	Tullahoma	137	Owned	November 2003

Texas	Dallas Regional Medical Center at Galloway	Mesquite	202	Owned	January 2002

Washington	Yakima Regional Medical and Cardiac Center (1)	Yakima	214	Owned	August 2003
	Toppenish Community Hospital (1)	Toppenish	63	Owned	August 2003

West Virginia	Williamson Memorial Hospital (1)	Williamson	76	Owned	June 1979

	Total licensed beds at December 31, 2009		8,418

(1)	This hospital is partially owned by local physicians and/or other local health care organizations; however, we continue to own the majority equity interest in such hospital and manage its day-to-day operations.
(2)	De novo hospital that we opened on February 5, 2007.
(3)	We are contractually obligated to build a replacement hospital at this location no later than December 31, 2012.
(4)	Poplar Bluff Regional Medical Center consists of a north campus (a 213-bed building that we lease) and a south campus (a 210-bed building that we own).

As indicated in the preceding table, we currently lease certain facilities pursuant to long-term leases that provide us with the exclusive right to use and control each hospital’s operations. The facilities we lease and the years of lease expiration are as follows: Highlands Regional Medical Center (2025), Fishermen’s Hospital (2011), Biloxi Regional Medical Center (2040), Summit Medical Center (2027), Northwest Mississippi Regional Medical Center (2035), Midwest Regional Medical Center (2035), Crossgates River Oaks Hospital (2026), Brooksville Regional Hospital/Spring Hill Regional Hospital (2043), Central Mississippi Medical Center (2040), Lower Keys Medical Center (2029), Madison County Medical Center (2042), Chester Regional Medical Center (2034), Santa Rosa Medical Center (2045), Stringfellow Memorial Hospital (2048) and the north campus at Poplar Bluff Regional Medical Center (2014). We are currently exploring various alternatives in regard to the Fishermen’s Hospital lease arrangement that expires in July 2011.

Our home office is in an office building complex in Naples, Florida that we own. We use approximately 30% of the complex and lease the remaining space. We have engaged an outside property management company to manage the complex on our behalf.

As discussed at Note 11 to the Consolidated Financial Statements in Item 8 of Part II, we closed Gulf Coast Medical Center in Biloxi, Mississippi on January 1, 2008 and the Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas on June 1, 2008. We are currently evaluating various disposal alternatives for those hospitals’ tangible long-lived assets, which primarily consist of property, plant and equipment; however, the timing of such divestitures has not yet been determined.

As discussed at Note 2 to the Consolidated Financial Statements in Item 8 of Part II, our $3.25 billion senior secured credit facility, 6.125% Senior Notes due 2016 and $10.0 million secured demand promissory note with a bank are secured by a significant portion of our real property.

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

Also see “Critical Accounting Policies and Estimates – Professional Liability Risks” in Item 7 of Part II.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of Health Management Associates, Inc. (together with its subsidiaries hereinafter referred to as “we,” “our” or “us”) is listed on the New York Stock Exchange under the symbol “HMA.” As of February 19, 2010, there were 249,858,847 shares of our common stock held by approximately 900 record holders. The table below sets forth the high and low sales prices per share of our common stock on the New York Stock Exchange for each of the quarters during the years ended December 31, 2009 and 2008.

	High	Low
Year ended December 31, 2009:
First quarter	$3.05	$1.47
Second quarter	6.38	2.31
Third quarter	8.21	4.69
Fourth quarter	8.58	5.84

Year ended December 31, 2008:
First quarter	$6.29	$4.66
Second quarter	8.20	5.50
Third quarter	6.57	3.96
Fourth quarter	4.09	0.79

As part of a 2007 recapitalization of our balance sheet (the “Recapitalization”), we indefinitely suspended all future dividends. Additionally, the variable rate senior secured credit facilities that we entered into as part of the Recapitalization restrict our ability to pay cash dividends. Further discussion of the Recapitalization can be found at Note 2(a) to the Consolidated Financial Statements in Item 8.

At December 31, 2009, we had reserved a sufficient number of shares to satisfy the potential conversion of our subordinated convertible notes. See Note 2(c) to the Consolidated Financial Statements in Item 8 for further discussion of such notes.

The table below summarizes the number of shares of our common stock that were withheld to satisfy tax withholding obligations for stock-based compensation awards that vested during each month during the quarter ended December 31, 2009.

Month Ended	Total Number of Shares Purchased	Average Price Per Share
October 31, 2009	54,345	$7.08
November 30, 2009	—	—
December 31, 2009	50,557	6.60

Total	104,902

Item 6. Selected Financial Data.

The table on the following page summarizes certain of our selected financial data and should be read in conjunction with the Consolidated Financial Statements and accompanying notes in Item 8. To comply with U.S. generally accepted accounting principles (“GAAP”) and to conform to the current year presentation, certain of our historical consolidated financial statements have been retrospectively restated and reclassified. See Note 12 to the Consolidated Financial Statements in Item 8 for further discussion of the circumstances that required these changes.

As permitted by the Securities and Exchange Commission (the “SEC”), we elected not to retrospectively apply the new accounting rules for convertible debt instruments to our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022, which have been fully redeemed. Such election did not have a material impact on the financial data presented in the table on the following page. All other financial data has been retrospectively restated for the new accounting rules as they relate to our 1.50% Convertible Senior Subordinated Notes due 2023 and our 3.75% Convertible Senior Subordinated Notes due 2028.

Effective March 1, 2006, our Board of Directors approved a change in fiscal year end from September 30 to December 31. In connection with this change, we previously provided audited consolidated financial statements for the three months ended December 31, 2005, which represented our transition period under rules promulgated by the SEC.

HEALTH MANAGEMENT ASSOCIATES, INC.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except per share data)

	Years Ended December 31,				Three Months Ended December 31,	Year Ended September 30,
	2009	2008	2007	2006	2005	2005
Net revenue (1)	$4,617,143	$4,360,466	$4,185,819	$3,838,700	$868,568	$3,331,437
Total operating expenses (1)	4,178,854	3,968,118	3,774,002	3,502,430	755,694	2,818,172
Income from continuing operations (1) (2) (3)	159,355	212,090	119,793	170,404	69,172	322,515
Income (loss) from discontinued operations, net of income taxes (3) (4)	4,586	(27,933)	(1,959)	5,568	3,450	22,921
Net income attributable to Health Management Associates, Inc. (2) (4)	138,182	168,149	117,508	173,935	72,221	342,311
Income from continuing operations attributable to Health Management Associates, Inc. common stockholders (per share-diluted)	$0.54	$0.80	$0.49	$0.69	$0.28	$1.29
Weighted average number of shares outstanding - diluted	246,965	244,671	245,119	243,340	244,697	248,976
Cash dividends per common share (5)	$—	$—	$10.00	$0.24	$—	$0.18

	December 31,					September 30, 2005
	2009	2008	2007	2006	2005
Total assets	$4,604,099	$4,554,232	$4,633,512	$4,479,881	$4,083,694	$3,982,257
Long-term debt and capital lease obligations (5)	3,040,661	3,206,834	3,770,057	1,341,540	1,194,978	986,764
Redeemable equity securities	182,473	48,868	19,306	41,743	32,000	32,000
Stockholders’ equity, including noncontrolling interests (5)	361,620	285,811	71,836	2,407,999	2,279,404	2,307,608

(1)	Amounts exclude our discontinued operations, which are identified at Note 11 to the Consolidated Financial Statements in Item 8.
(2)	Income from continuing operations for the year ended December 31, 2008 included a gain of approximately $161.4 million from the sale of a noncontrolling interest in our joint venture with Novant Health, Inc. and one or more of its affiliates (collectively, “Novant”). Additionally, income from continuing operations for the years ended December 31, 2009 and 2008 included net gains on the early extinguishment of debt of $16.2 million and $15.2 million, respectively. See Notes 2 and 4 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt and transactions with Novant, respectively.
(3)	Income from continuing operations for the years ended December 31, 2009, 2008, 2007 and 2006, the three months ended December 31, 2005 and the year ended September 30, 2005 included amounts attributable to noncontrolling interests of approximately $25.0 million, $16.1 million, $0.8 million, $1.9 million, $0.4 million and $1.6 million, respectively. The corresponding amounts for discontinued operations were not material to the periods presented.
(4)	Income from discontinued operations for the year ended December 31, 2009 included (i) a gain of approximately $10.4 million from the restructuring of our joint venture with Novant and (ii) a long-lived asset impairment charge of $4.6 million. The loss from discontinued operations for the year ended December 31, 2008 included: (i) long-lived asset and goodwill impairment charges of $38.0 million; (ii) a gain of $42.0 million from the sale of a noncontrolling interest in our joint venture with Novant; and (iii) a charge of $7.9 million for the estimated cost of partially subsidizing certain third party physician practice losses. The loss from discontinued operations for the year ended December 31, 2007 included a gain of $21.8 million from the sale of two Virginia-based general acute care hospitals and certain affiliated health care entities. See Notes 4 and 11 to the Consolidated Financial Statements in Item 8 for information regarding Novant and our discontinued operations, respectively. Income from discontinued operations for the year ended December 31, 2006 included (i) a gain of $20.7 million from the sale of two psychiatric hospitals and certain real property and (ii) a long-lived asset and goodwill impairment charge of $13.0 million.
(5)	In connection with the Recapitalization, a special cash dividend of $10.00 per common share was paid during the year ended December 31, 2007. The special cash dividend, which aggregated approximately $2.43 billion, was financed through borrowings under our credit facilities. See Note 2(a) to the Consolidated Financial Statements in Item 8 for further discussion of the Recapitalization.

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

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K to reflect new information, future events or other developments.

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

Net Revenue

We derive a significant portion of our net revenue from Medicare, Medicaid and managed care health plans. Payments for services rendered to patients covered by these programs are generally less than billed charges. For Medicare and Medicaid, provisions for contractual adjustments are made to reduce patient charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit and, accordingly, we periodically provide reserves for the adjustments that may ultimately result therefrom. Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to ensure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payors may be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated percentage, we project that our net accounts receivable and consolidated net income as of and for the year ended December 31, 2009 would have changed by approximately $16.5 million and $10.1 million, respectively.

In the ordinary course of business, we provide services to patients who are financially unable to pay for their care. Accounts characterized as charity and indigent care are not recognized in net revenue. We maintain a uniform policy whereby patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and our collection agencies pursue payments on accounts receivable from patients who do not meet such criteria. We monitor the levels of charity and indigent care provided by our hospitals and other health care facilities and the procedures employed to identify and account for those patients.

Provision for Doubtful Accounts

Our hospitals and other health care facilities provide services to patients with health care coverage, as well as to those without health care coverage. Those patients with health care coverage are often responsible for a portion of their bill referred to as the co-payment or deductible. This portion of the bill is determined by the patient’s individual health care or insurance plan. Patients without health care coverage are evaluated at the time of service, or shortly thereafter, for their ability to pay based on federal and state poverty guidelines, qualification for Medicaid or other state assistance programs, as well as our policies for indigent and charity care. After payment, if any, is received from a third party, statements are sent to patients indicating the outstanding balances on their accounts. If an account is still outstanding after a period of time, it is referred to a primary collection agency for assistance in collecting the amount due. The primary collection agency begins the process of debt collection by contacting the patient via mail and phone. The accounts that are sent to these agencies are often difficult to collect and require more focused, dedicated attention than might be available in one of our business offices. We believe that the primary collection agencies have been very successful in collecting the accounts that we send to them. A secondary collection agency is used when accounts are returned from the primary collection agency as uncollectible. These accounts are written off as uncollectible shortly after they are returned from the primary collection agency. In certain circumstances, we may sell a portfolio of outstanding accounts receivable to an unrelated third party.

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

We closely monitor our cash collection trends and the aging of our accounts receivable. Based on our observations, we periodically adjust our accounting policies and estimates. As discussed at Note 1(g) to the Consolidated Financial Statements in Item 8, we last substantively modified our allowance for doubtful accounts reserve policy during the year ended December 31, 2007. Such accounting policy modification for self-pay patients was based on, among other things, our self-pay patient cash collection rates and significant increases in uninsured and underinsured patient volume that have been experienced by us and the hospital industry as a whole. We believe that this policy change regarding the allowance for doubtful accounts for self-pay accounts receivable appropriately addresses the risk of collection pertaining to the related accounts receivable. Over the past several years, we have not experienced similar adverse trends with respect to our other payors such as Medicare, Medicaid and managed care health plans.

When considering the adequacy of our allowances for doubtful accounts, accounts receivable balances are routinely reviewed in conjunction with health care industry trends/indicators, historical collection rates by payor and other business and economic conditions that might reasonably be expected to affect the collectibility of patient accounts. We believe that our principal risk of collection continues to be uninsured patient accounts and patient accounts for which the primary insurance payor has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. If our actual collection rate changed by 1% from the estimated percentage that we used, we project that our allowance for doubtful accounts and consolidated net income as of and for the year ended December 31, 2009 would have changed by approximately $4.6 million and $2.8 million, respectively.

Although we believe that our existing allowance for doubtful accounts reserve policies for all payor classes are appropriate and responsive to both the current health care environment and the overall economic climate, we will continue to monitor cash collections, accounts receivable agings and related industry trends. Changes in payor mix, general economic conditions or federal and state government health care coverage could each have a material adverse effect on our accounts receivable collections, cash flows and results of operations and could result in accounting policy modifications in the future.

Of the accounts receivable identified as due from third party payors at the time of billing, a small percentage may convert to self-pay upon denials from third party payors. Those accounts are closely monitored on a routine basis for potential denial and are reclassified as appropriate. Third party payor and self-pay balances, as a percent of total gross billed accounts receivable, are summarized in the tables on the next page.

	December 31, 2009
	0-180 days	181-240 days	241-300 days	301 days and over

Medicare	16%	—%	—%	—%
Medicaid	11	1	—	—
Commercial insurance and others	37	1	1	1
Self-pay	17	6	6	3

Totals	81%	8%	7%	4%

	December 31, 2008
	0-180 days	181-240 days	241-300 days	301 days and over

Medicare	17%	—%	—%	—%
Medicaid	12	1	1	1
Commercial insurance and others	36	1	1	1
Self-pay	15	6	5	3

Totals	80%	8%	7%	5%

Accounts receivable are reserved at increasing percentages as they age. All accounts are reserved 100% when they age 300 days from the date of discharge. In addition to days sales outstanding, which is discussed below under “Liquidity, Capital Resources and Capital Expenditures,” we utilize other factors to analyze the collectibility of our accounts receivable. In that regard, we compare subsequent cash collections to net accounts receivable recorded on our consolidated balance sheet. We also review the provision for doubtful accounts as a percent of net revenue and the allowance for doubtful accounts as a percent of gross accounts receivable. These and other factors are reviewed monthly and are closely monitored for emerging trends in our accounts receivable portfolio.

Impairments of Long-Lived Assets and Goodwill

Long-lived assets. We review our long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be fully recoverable (e.g., advances in technology, deteriorating operating results, excess capacity, obsolescence, etc.) The determination of possible impairment of assets to be held and used is predicated on our estimate of the asset’s undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. Long-lived assets to be disposed of, including discontinued operations, are reported at the lower of their carrying amount or estimated fair value, less costs to sell. Estimates of fair value are generally based on recent sales of similar assets, market analyses, pending disposition transactions and market responses based upon discussions with, and offers received from, potential buyers. There were no long-lived asset impairment charges that were material to our continuing operations during the years ended December 31, 2009, 2008 and 2007. As discussed at Note 11 to the Consolidated Financial Statements in Item 8, we recognized long-lived asset and goodwill impairment charges of approximately $4.6 million and $38.0 million in discontinued operations during the years ended December 31, 2009 and 2008, respectively. There were no such charges during the year ended December 31, 2007.

Goodwill. Goodwill is reviewed for impairment on an annual basis or whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on, among other things, market conditions and operational performance. When performing the impairment test, we initially compare the estimated fair values of each reporting unit’s net assets, including allocated home office net assets, to the corresponding carrying amounts on our consolidated balance sheet (i.e., Step 1 of the goodwill impairment test). The estimated fair values of our reporting units are determined using a market approach methodology based on net revenue multiples. During both 2009 and 2008, we also considered a valuation methodology using discounted cash flows and a market approach valuation methodology based on comparable transactions. If the estimated fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of the reporting unit’s goodwill, compare such fair value to the corresponding carrying amount and, if necessary, record a goodwill impairment charge. There were no goodwill impairment charges in continuing operations during the years ended December 31, 2009, 2008 and 2007. Moreover, none of our reporting units are currently at risk of failing Step 1 of the goodwill impairment test.

We base our fair value estimates on assumptions that we believe to be reasonable but are ultimately unpredictable and inherently uncertain. Additionally, we make certain judgments and assumptions when allocating home office assets and liabilities to determine the carrying values of our reporting units. Changes in the estimates used to conduct goodwill impairment tests, including revenue and profitability projections and market values, could indicate that our goodwill is impaired in future periods and result in a write-off of some or all of our goodwill at that time. Reporting units are one level below the operating segment level (see Note 1(m) to the Consolidated Financial Statements in Item 8). However, after consideration of the relevant GAAP aggregation rules, we determined that our goodwill impairment testing should be performed at a divisional operating level. Goodwill is discretely allocated to our reporting units (i.e., each hospital’s goodwill is included as a component of the aggregate reporting unit goodwill being evaluated during the impairment analysis).

Income Taxes

We make estimates to record the provision for income taxes, including conclusions regarding deferred tax assets and deferred tax liabilities, as well as valuation allowances that might be required to offset deferred tax assets. We estimate valuation allowances to reduce deferred tax assets to the amounts we believe are more likely than not to be realized in future periods. When establishing valuation allowances, we consider all relevant information, including ongoing tax planning strategies. We believe that, other than certain state net operating loss carryforwards, future taxable income will enable us to realize our deferred tax assets and, therefore, we have not recorded any material valuation allowances against our deferred tax assets.

We operate in multiple states with varying tax laws. We are subject to both federal and state audits of our tax filings. Our federal income tax returns have been examined by the Internal Revenue Service through the period ended December 31, 2005 and those examinations have historically resulted in no material audit adjustments. Our federal income tax returns for the years ended December 31, 2007 and 2006 are currently being audited by the Internal Revenue Service. We make estimates to record tax reserves that we believe adequately provide for audit adjustments, if any.

Professional Liability Risks

Commencing October 1, 2002, we began using our wholly owned captive insurance subsidiary, which is domiciled in the Cayman Islands, to self-insure a significant portion of our professional liability risks. Since its inception, our captive insurance subsidiary has provided claims-made coverage to all of our hospitals and a small number of our employed physicians. To mitigate its exposure to large claims, our captive insurance subsidiary purchases claims-made reinsurance policies for professional liability risks above certain self-retention levels, which levels generally range by policy year from $10.0 million to $15.0 million.

Prior to March 1, 2007, substantially all of our employed physicians were covered under claims-made policies with unrelated third party insurance companies. When a physician terminated employment with us, tail insurance was customarily purchased for the portion of employed service that was previously covered under a claims-made policy. Effective March 1, 2007, we began providing occurrence-basis insurance policies to most of our employed physicians through a wholly owned risk retention group subsidiary that is domiciled in South Carolina. The limits of liability provided by our risk retention group for each employed physician located outside of Florida is generally $1 million per claim and $3 million in the aggregate, and the corresponding limits for physicians located in Florida are $250,000 and $750,000, respectively. Employed physicians not covered by the risk retention group generally have claims-made policies with unrelated third party insurance companies.

Our self-insured professional liability reserves reflect discounted estimates of all known indemnity losses, incurred but not reported indemnity losses and loss expenses. Such discounted reserves were approximately $154.5 million and $148.7 million at December 31, 2009 and 2008, respectively. Historically, the average lag time between settlement of a claim and final payment to the claimant is generally less than one month. Our expense for professional liability risks includes: (i) an estimate of losses for the current year, including claims incurred but not reported; (ii) changes in estimates for losses from prior years based on actual claim development experience; and (iii) interest related to the discounted portion of the reserves. Such expense was $60.5 million, $49.2 million and $46.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Our reserves for self-insured professional liability claims and related expenses are determined using actuarially-based techniques and methodologies. The data used to develop such reserves is based, in part, on asserted and unasserted claim information that has been accumulated by our incident reporting system. We discounted these long-term liabilities to their estimated present values using a discount rate of 1.50% at both

December 31, 2009 and 2008. We select a discount rate that represents the risk-free interest rate correlating to the period when the claims are projected to be paid (i.e., a weighted average payment duration of approximately three years). As of December 31, 2009, a 25 basis point increase or decrease in the discount rate would have changed our professional liability reserve requirements by approximately $1.0 million. The discounted reserves are periodically reviewed and adjustments thereto are recorded as more information about claim trends becomes known to us. Although the ultimate settlement of these liabilities may vary from our estimates, we believe that the amounts included in the consolidated financial statements are adequate and reasonable. However, if actual losses and loss expenses exceed our projections of claim activity, our reserves could be impacted.

For purposes of estimating case reserves, we use individual claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction where the incident occurred. Once case reserves for known claims are determined, the data is stratified by loss layers and retention levels, accident years, reported years, geography and other key attributes. Several actuarial methods are applied to the data by us and our external actuaries to produce estimates of the ultimate indemnity losses and loss expenses for both known and incurred but not reported claims. Each of these actuarial methods uses our company-specific data and other information, including: historical paid indemnity losses and loss expenses; historical and current case reserves; actual and projected census data; employed physician information; our professional liability retention levels by policy year; geographic information; trending of loss development factors; trends in the frequency and severity of claims; coverage limits of unrelated third party insurance policies; and other relevant inputs. We also consider pertinent industry data and changes in laws and regulations (e.g., tort reform, settlement caps, etc.) in the jurisdictions where our hospitals and other health care facilities operate. We believe that using the aforementioned company-specific data and other information enables us and our external actuaries to reasonably estimate our ultimate professional liability indemnity losses and loss expenses, as well as the projected timing of the corresponding payments. Therefore, we further believe that discounting of our self-insured professional liability reserves is appropriate. Given the number of factors considered in establishing such reserves, we do not believe that it is practical or meaningful to isolate an individual assumption or parameter from the detail computational process and calculate the impact of changing that single item.

Other Self-Insured Programs

We provide income continuance to and reimburse certain health care costs of our disabled employees (collectively, “workers’ compensation”) and we provide health and welfare benefits to our employees, their spouses and certain beneficiaries. Such employee benefit programs are primarily self-insured. We record estimated liabilities for both reported and incurred but not reported workers’ compensation and health and welfare claims based on historical loss experience and other information provided by our third party administrators. The long-term liabilities for workers’ compensation are determined using actuarially-based techniques and methodologies and are discounted to their estimated present values. We select a discount rate that represents the risk-free interest rate correlating to the period when such benefits are projected to be paid. As of December 31, 2009, a 25 basis point increase or decrease in the discount rate would have changed our workers’ compensation liabilities by approximately $0.4 million. Although there can be no assurances, we believe that the liabilities included in the consolidated financial statements for these self-insured programs are adequate and reasonable. If the actual costs of these programs exceed our estimates, the liabilities could be materially adversely affected.

Legal and Other Loss Contingencies

We regularly review the status of our legal matters and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a reserve. Significant judgment is required when determining probability and whether an exposure is reasonably estimable. Predicting the final outcome of claims and lawsuits and estimating financial exposure requires consideration of substantial uncertainties and, therefore, actual costs may vary materially from our estimates. When making determinations of likely outcomes of legal matters and the related financial exposure, we consider many factors, including, but not limited to, the nature of the claim (including unasserted claims), the availability of insurance, our experience with similar types of claims, the jurisdiction where the matter is disputed, input from legal counsel, the likelihood of resolution through alternative dispute resolution or other means and the current status of the matter. As additional information becomes available, we reassess our potential liability and we may revise and adjust our estimates at that time. Adjustments to reserves reflect the status of negotiations, settlements, rulings, advice of legal counsel and other relevant information. Changes in our estimates of the financial exposure for legal matters and other loss contingencies could have a material impact on our consolidated financial position, results of operations and liquidity. See Notes 10 and 13 to the Consolidated Financial Statements in Item 8 for information regarding our material legal matters and other loss contingencies.

Recent Accounting Developments

See Note 1(r) to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting developments that may impact us.

Results of Operations

2009 Overview

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in Item 8.

As of December 31, 2009, we operated 55 hospitals with a total of 8,418 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 11 to the Consolidated Financial Statements in Item 8. Such discontinued operations were not material to our consolidated results of operations during the years presented herein, other than the following items: (i) 2009 and 2008 long-lived asset and goodwill impairment charges of approximately $4.6 million and $38.0 million, respectively; (ii) 2009 and 2008 gains of $10.4 million and $42.0 million, respectively, from sales of equity interests in a limited liability company that owned and operated two of our general acute care hospitals; (iii) a 2008 charge of $7.9 million for the estimated cost of partially subsidizing certain third party physician practice losses; and (iv) a 2007 gain of $21.8 million from the sale of a business and related assets.

During the year ended December 31, 2009, which we refer to as the 2009 Calendar Year, we experienced net revenue growth over the year ended December 31, 2008, which we refer to as the 2008 Calendar Year, of approximately 5.9%. Such growth primarily resulted from: (i) increased admissions and emergency room visits; (ii) favorable case mix trends; and (iii) improvements in reimbursement rates.

During the 2009 Calendar Year, income from continuing operations declined by approximately $52.7 million when compared to the 2008 Calendar Year. This decline was largely due to a 2008 gain of $161.4 million from the sale of a 27% equity interest in a limited liability company that owned/leased and operated our seven general acute care hospitals in North Carolina and South Carolina. Excluding such gain, income from continuing operations and diluted earnings per share from continuing operations (attributable to common stockholders of Health Management Associates, Inc.) increased $46.2 million and $0.14, respectively, during the 2009 Calendar Year. The primary factors contributing to this year-over-year increase in profitability were: (i) lower interest costs; (ii) salaries and benefits increasing only 1.0% during Calendar Year 2009, notwithstanding a 5.9% increase in net revenue; and (iii) a $6.2 million other than temporary impairment charge for available-for-sale securities during the 2008 Calendar Year compared to $1.4 million of realized gains on such securities during the 2009 Calendar Year. Partially offsetting these items during the 2009 Calendar Year were an increase in the provision for doubtful accounts and a reduction of $7.0 million in gains on sales/dispositions of various health care operations and other assets.

In light of the downturn in the economy, declining consumer confidence and uncertainties about future economic conditions, we implemented several company-wide cost containment measures. Our initiatives, most of which were implemented late in 2008, were designed to position our company to remain profitable and strategically flexible while continually providing the highest level of patient care. The cost containment measures that have been implemented to date include, among other things, personnel reductions, postponements of merit pay increases, new hire limitations and modifications to certain employee benefit plans. There can be no assurances that our actions will adequately address the recent economic downturn, including levels of unemployment that are substantially higher than historical trends, and/or other economic headwinds that we may face.

At our hospitals that were in operation for all of the 2009 Calendar Year and the 2008 Calendar Year, which we refer to herein as same 2009 hospitals, emergency room visits and hospital admissions increased during the 2009 Calendar Year by approximately 5.5% and 2.9%, respectively; however, our corresponding surgical volume declined 0.8%. We believe that the 2009 outbreak of H1N1 influenza (also known as swine flu) contributed, in part, to the growth in our emergency room visits and hospital admissions during the 2009 Calendar Year, including an increase in admissions with upper respiratory diagnoses. Although H1N1 influenza cases have been reported throughout the United States, we cannot predict what its future impact will be on our business and results of operations.

Our strategic operating plans include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor contracts and continuing patient, physician and employee satisfaction surveys. Our prime objective is to enhance and improve operations in the areas of patient volume, operating margins, uninsured/underinsured patient levels and the provision for doubtful accounts. We also seek opportunities for market development in the communities that we serve, including establishing ambulatory surgical centers and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we continue to invest significant resources in physician recruitment and retention, emergency room operations and capital projects. As a result, recent company-wide investments to upgrade our emergency room clinical systems contributed, in large part, to the growth in emergency room visits and hospital admissions during the 2009 Calendar Year. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions. We also believe that continually improving our existing operations provides us with a solid foundation to leverage as we consider potential acquisitions and joint ventures in 2010 and beyond.

We have also taken the steps that we believe are necessary to achieve industry leadership in clinical quality. Our vision is to be the highest rated health care provider of any hospital system in the country, as measured by Medicare. With our knowledgeable and experienced clinical affairs leadership to support this critical quality initiative, we measure the appropriate performance objectives, increase accountability for achieving those objectives and recognize the leaders whose quality indicators and clinical outcomes demonstrate improvement. Our efforts are now paying off. As most recently reported by the Centers for Medicare & Medicaid Services (“CMS”), all four of our core measure care areas have dramatically improved since the commencement of our clinical quality initiatives.

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net revenue during both the 2009 Calendar Year and the 2008 Calendar Year generated on an outpatient basis. Recognizing the importance of these services, we have improved many of our health care facilities to accommodate the outpatient needs of the communities that they serve. We have also invested substantial capital in many of our hospitals and physician practices during the past several years, resulting in improvements and enhancements to our diagnostic imaging and ambulatory surgical services.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. As a result, self-pay admissions as a percent of total admissions at our same 2009 hospitals increased from approximately 6.6% during the 2008 Calendar Year to 7.0% during the 2009 Calendar Year. While we continue to take various measures to address the impact of uninsured and underinsured patients on our business, there can be no assurances that our self-pay admissions will not continue to grow in future periods, especially in light of the recent downturn in the economy and correspondingly higher levels of unemployment. We regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

2009 Calendar Year Compared to the 2008 Calendar Year

The tables below summarize our operating results for the 2009 Calendar Year and the 2008 Calendar Year.

	Years Ended December 31,
	2009		2008
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$4,617,143	100.0%	$4,360,466		100.0%

Operating expenses:
Salaries and benefits	1,810,550	39.2	1,792,584		41.1
Supplies	647,153	14.0	595,445		13.7
Provision for doubtful accounts	567,036	12.3	490,136		11.2
Depreciation and amortization	241,110	5.2	232,301		5.3
Rent expense	103,067	2.2	89,908		2.1
Other operating expenses	809,938	17.6	767,744		17.6

Total operating expenses	4,178,854	90.5	3,968,118		91.0

Income from operations	438,289	9.5	392,348		9.0

Other income (expense):
Gains on sales of assets, net	1,244	—	169,614		3.9
Interest and other income, net	3,752	0.1	416		—
Interest expense	(217,941)	(4.7)	(245,405)		(5.6)
Gains on early extinguishment of debt, net	16,202	0.4	15,194		0.3
Write-offs of deferred financing costs	(444)	—	(1,497)		—

Income from continuing operations before income taxes	241,102	5.3	330,670		7.6
Provision for income taxes	(81,747)	(1.8)	(118,580)		(2.7)

Income from continuing operations	$159,355	3.5%	$212,090		4.9%

	Years Ended December 31,				Percent Change
	2009	2008	Change
Same 2009 Hospitals
Occupancy	44.9%	45.1%	(20	) bps*	n/a
Patient days	1,295,808	1,285,504	10,304		0.8%
Admissions	309,005	300,339	8,666		2.9%
Adjusted admissions	539,691	519,407	20,284		3.9%
Emergency room visits	1,371,153	1,300,216	70,937		5.5%
Surgeries	267,647	269,712	(2,065)		(0.8)%
Outpatient revenue percent	48.5%	47.8%	70	bps	n/a
Inpatient revenue percent	51.5%	52.2%	(70	) bps	n/a

Total Hospitals
Occupancy	44.9%	45.1%	(20	) bps	n/a
Patient days	1,302,409	1,285,504	16,905		1.3%
Admissions	310,366	300,339	10,027		3.3%
Adjusted admissions	542,231	519,407	22,824		4.4%
Emergency room visits	1,375,507	1,300,216	75,291		5.8%
Surgeries	268,758	269,712	(954)		(0.4)%
Outpatient revenue percent	48.7%	47.8%	90	bps	n/a
Inpatient revenue percent	51.3%	52.2%	(90	) bps	n/a

* basis points

Net revenue during the 2009 Calendar Year was approximately $4,617.1 million as compared to $4,360.5 million during the 2008 Calendar Year. This change represented an increase of $256.6 million, or 5.9%. Such growth primarily resulted from: (i) increased admissions and emergency room visits; (ii) favorable case mix trends; (iii) improvements in reimbursement rates; and (iv) $22.2 million from our newly-acquired hospital system in Fort Smith, Arkansas. These items were partially offset by unfavorable movement in our payor mix during the 2009 Calendar Year. Net revenue per admission at our same 2009 hospitals increased approximately 2.4% during the 2009 Calendar Year as compared to the 2008 Calendar Year. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2009 Calendar Year increased 110 basis points to 12.3% of net revenue as compared to 11.2% of net revenue during the 2008 Calendar Year. This change is primarily due to an increase in (i) uninsured patients in the mix of patients that we serve and (ii) co-payments and deductibles due from underinsured patients, which subject us to a higher risk of collection. Both of these factors can be attributed, in part, to the recent downturn in the economy and correspondingly higher levels of unemployment.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, is important because it provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2009 Calendar Year and the 2008 Calendar Year, our Uncompensated Patient Care Percentage was determined to be 24.4% and 22.9%, respectively. The 150 basis point increase during the 2009 Calendar Year reflects, among other things, a larger provision for doubtful accounts for our self-pay patients.

Salaries and benefits as a percent of net revenue decreased to 39.2% during the 2009 Calendar Year from 41.1% during the 2008 Calendar Year. This decline was primarily due to our company-wide cost containment measures, most of which were implemented late in 2008, such as headcount reductions, new hire limitations, lower personnel turnover, postponements of merit pay increases and an indefinite suspension of substantially all matching contributions to our 401(k) plan.

Supplies as a percent of net revenue increased from 13.7% during the 2008 Calendar Year to 14.0% during the 2009 Calendar Year. This increase was primarily due to more cardiology and neuro-surgery procedures having been performed during the 2009 Calendar Year, which resulted in our utilization of a larger quantity of costly cardiac and spinal implant devices and related supplies.

Other operating expenses as a percent of net revenue was 17.6% during both the 2009 Calendar Year and the 2008 Calendar Year. Increased costs for repairs and maintenance, professional fees, collection agency fees and recruiting fees during the 2009 Calendar Year were offset by reductions in advertising/marketing costs, utilities and travel costs.

During the 2008 Calendar Year, we recorded gains on sales of assets of approximately (i) $161.4 million from the sale of a 27% equity interest in a limited liability company that owned/leased and operated five of our general acute care hospitals in North Carolina and South Carolina and (ii) $8.2 million from sales/dispositions of three home health agencies, two nursing homes, a health care billing operation and other assets. The sale of a home health agency during the 2009 Calendar Year yielded a gain of $2.5 million, which was partially offset by nominal losses on other dispositions. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding these transactions and other related matters.

Interest and other income increased from approximately $0.4 million during the 2008 Calendar Year to $3.8 million during the 2009 Calendar Year. As more fully discussed at Note 5 to the Consolidated Financial Statements in Item 8, we recorded an other than temporary impairment charge for available-for-sale securities of $6.2 million during the 2008 Calendar Year. During the 2009 Calendar Year, we realized gains of $1.4 million from sales of available-for-sale securities. Excluding the effects from our available-for-sale securities, interest and other income declined $4.2 million during the 2009 Calendar Year, which was primarily due to (i) lower weighted average interest-bearing cash balances and (ii) lower rates of return in the marketplace for our interest-bearing cash. As described at Note 4 to the Consolidated Financial Statements in Item 8, we received $300.0 million on March 31, 2008 from an affiliate of Novant Health, Inc., which significantly increased our interest-bearing cash balances during part of the 2008 Calendar Year.

Interest expense decreased from approximately $245.4 million during the 2008 Calendar Year to $217.9 million during the 2009 Calendar Year. Such decrease was primarily due to: (i) a lower average outstanding principal balance on our $2.75 billion seven-year term loan (the “Term Loan”) during the 2009 Calendar Year as compared to the 2008 Calendar Year; (ii) a significant reduction of interest expense on our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”), substantially all of which were repurchased during 2008; and (iii) reduced interest expense on our 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”). See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements.

During the 2009 Calendar Year and the 2008 Calendar Year, we repurchased certain of the 2028 Notes, which yielded net gains on the early extinguishment of debt of approximately $16.2 million and $15.9 million, respectively. During the 2008 Calendar Year, we also repurchased certain of the 2023 Notes, which resulted in losses on the early extinguishment of debt aggregating $0.7 million. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2(c) to the Consolidated Financial Statements in Item 8 for information regarding our convertible debt securities.

Our effective income tax rates were approximately 33.9% and 35.9% during the 2009 Calendar Year and the 2008 Calendar Year, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, diluted our effective income tax rates by approximately 520 and 180 basis points during the 2009 Calendar Year and the 2008 Calendar Year, respectively. Among other things, our provisions for income taxes during both the 2009 Calendar Year and the 2008 Calendar Year were adversely impacted by adjustments pertaining to stock-based compensation and the related additional paid-in capital pool of excess income tax benefits. Also, see Note 6 to the Consolidated Financial Statements in Item 8 for further information regarding our effective income tax rates.

2008 Calendar Year Compared to the 2007 Calendar Year

The tables below summarize our operating results for the 2008 Calendar Year and the year ended December 31, 2007, which we refer to as the 2007 Calendar Year. Our hospitals that were in operation for all of the 2008 Calendar Year and the 2007 Calendar Year are referred to herein as same 2008 hospitals.

	Years Ended December 31,
	2008		2007
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue	$4,360,466	100.0%	$4,185,819		100.0%

Operating expenses:
Salaries and benefits	1,792,584	41.1	1,682,954		40.2
Supplies	595,445	13.7	561,739		13.4
Provision for doubtful accounts	490,136	11.2	497,314		11.9
Depreciation and amortization	232,301	5.3	211,481		5.1
Rent expense	89,908	2.1	80,177		1.9
Other operating expenses	767,744	17.6	740,337		17.7

Total operating expenses	3,968,118	91.0	3,774,002		90.2

Income from operations	392,348	9.0	411,817		9.8

Other income (expense):
Gains on sales of assets, net	169,614	3.9	2,514		0.1
Interest and other income, net	416	—	4,799		0.1
Interest expense	(245,405)	(5.6)	(226,635)		(5.4)
Gain on early extinguishment of debt, net	15,194	0.3	—		—
Write-offs of deferred financing costs	(1,497)	—	(761)		—

Income from continuing operations before income taxes	330,670	7.6	191,734		4.6
Provision for income taxes	(118,580)	(2.7)	(71,941)		(1.7)

Income from continuing operations	$212,090	4.9%	$119,793		2.9%

	Years Ended December 31,				Percent Change
	2008	2007	Change
Same 2008 Hospitals
Occupancy	45.1%	45.3%	(20	) bps*	n/a
Patient days	1,271,200	1,271,550	(350)		—%
Admissions	296,575	301,051	(4,476)		(1.5)%
Adjusted admissions	513,649	514,669	(1,020)		(0.2)%
Emergency room visits	1,278,246	1,263,870	14,376		1.1%
Surgeries	267,362	269,602	(2,240)		(0.8)%
Outpatient revenue percent	48.2%	48.8%	(60	) bps	n/a
Inpatient revenue percent	51.8%	51.2%	60	bps	n/a

Total Hospitals
Occupancy	45.1%	45.2%	(10	) bps	n/a
Patient days	1,285,504	1,282,422	3,082		0.2%
Admissions	300,339	303,845	(3,506)		(1.2)%
Adjusted admissions	519,407	518,906	501		0.1%
Emergency room visits	1,300,216	1,280,985	19,231		1.5%
Surgeries	269,712	271,262	(1,550)		(0.6)%
Outpatient revenue percent	47.8%	48.7%	(90	) bps	n/a
Inpatient revenue percent	52.2%	51.3%	90	bps	n/a

* basis points

Net revenue during the 2008 Calendar Year was approximately $4,360.5 million as compared to $4,185.8 million during the 2007 Calendar Year. This change represented an increase of $174.7 million, or 4.2%. Same 2008 hospitals provided $162.5 million, or 93.0%, of the growth in net revenue as a result of increases in emergency room visits and reimbursement rates and favorable case mix trends. The remaining $12.2 million increase was primarily attributable to Physicians Regional Medical Center—Collier Boulevard, our de novo general acute care hospital that opened on February 5, 2007. Net revenue per admission at our same 2008 hospitals increased approximately 5.5% during the 2008 Calendar Year as compared to the 2007 Calendar Year. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2008 Calendar Year declined 70 basis points to 11.2% of net revenue as compared to 11.9% of net revenue during the 2007 Calendar Year. As discussed at Note 1(g) to the Consolidated Financial Statements in Item 8, we modified our provision for doubtful accounts policy for self-pay accounts receivable during the 2007 Calendar Year, resulting in the recognition of incremental expense of approximately $36.2 million. Excluding the impact of such change in estimate, we experienced an increase of approximately 20 basis points in the 2008 Calendar Year provision for doubtful accounts as a percent of net revenue. Such increase was primarily due to a reduction in the 2007 Calendar Year provision for doubtful accounts of $16.0 million from the recovery of certain accounts receivable that were previously written off (such recovery did not recur during the 2008 Calendar Year in a similar amount).

During the 2008 Calendar Year and the 2007 Calendar Year, our Uncompensated Patient Care Percentage, which is described above under the heading “2009 Calendar Year Compared to the 2008 Calendar Year,” was determined to be 22.9% and 23.1%, respectively. As a result of the allowance for doubtful accounts policy modification discussed at Note 1(g) to the Consolidated Financial Statements in Item 8, the Uncompensated Patient Care Percentage for the 2008 Calendar Year is more readily comparable to the six months ended December 31, 2007, which was 23.7%. The drop in our Uncompensated Patient Care Percentage during the 2008 Calendar Year reflects, among other things, then declining uninsured patient volume (i.e. approximately 6.6% and 7.1% of total admissions at our same 2008 hospitals during the 2008 Calendar Year and the 2007 Calendar Year, respectively), partially offset by the impact of the abovementioned 2007 Calendar Year accounts receivable recovery that did not recur during the 2008 Calendar Year in a similar amount.

Salaries and benefits as a percent of net revenue increased to 41.1% during the 2008 Calendar Year from 40.2% during the 2007 Calendar Year. This increase was primarily due to higher employed physician costs, routine salary and wage increases and growth in employee health benefit costs. Additionally, nursing personnel costs increased during the 2008 Calendar Year as a result of implementing certain aspects of our clinical quality initiatives.

Depreciation and amortization as a percent of net revenue increased from 5.1% during the 2007 Calendar Year to 5.3% during the 2008 Calendar Year. This increase primarily resulted from 2007 Calendar Year capital expenditures for renovation and expansion projects at certain of our facilities and our de novo hospital construction. Additionally, the intangible assets from our physician and physician group guarantees generated approximately $4.9 million of incremental amortization expense during the 2008 Calendar Year.

Included in gains on sales of assets during the 2008 Calendar Year were (i) a gain of approximately $161.4 million on the sale of a 27% equity interest in a limited liability company that then owned/leased and operated five of our general acute care hospitals in North Carolina and South Carolina and (ii) a net gain of $8.2 million from the sales/dispositions of three home health agencies, two nursing homes, a health care billing operation and other assets. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding these transactions and other related matters.

Interest and other income was approximately $0.4 million and $4.8 million during the 2008 Calendar Year and the 2007 Calendar Year, respectively. As more fully discussed at Note 5 to the Consolidated Financial Statements in Item 8, we recorded an other than temporary impairment charge for available-for-sale securities of $6.2 million during the 2008 Calendar Year. There was no such charge during the 2007 Calendar Year.

Interest expense increased from approximately $226.6 million during the 2007 Calendar Year to $245.4 million during the 2008 Calendar Year. Such increase was primarily due to (i) the Term Loan being outstanding for the entire 2008 Calendar Year but only ten months of the 2007 Calendar Year and (ii) incremental interest expense from the 2028 Notes that we sold on May 21, 2008. The 2008 Calendar Year was favorably impacted by reduced interest cost on the 2023 Notes, substantially all of which were repurchased during the 2008 Calendar Year. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements.

During the 2008 Calendar Year, we repurchased certain of the 2023 Notes and the 2028 Notes, yielding a net gain of approximately $15.2 million. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2(c) to the Consolidated Financial Statements in Item 8 for information regarding our convertible debt securities.

Our effective income tax rates were approximately 35.9% and 37.5% during the 2008 Calendar Year and the 2007 Calendar Year, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, diluted our effective income tax rates by approximately 180 and 20 basis points during the 2008 Calendar Year and the 2007 Calendar Year, respectively. Among other things, our provision for income taxes during the 2008 Calendar Year was adversely affected by adjustments pertaining to stock-based compensation and the related additional paid-in capital pool of excess income tax benefits. Also, see Note 6 to the Consolidated Financial Statements in Item 8 for further information regarding our effective income tax rates.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Below is a summary of our recent cash flow activity (in thousands).

	Years Ended December 31,
	2009	2008	2007

Sources (uses) of cash and cash equivalents:
Operating activities	$442,281	$416,196	$312,149
Investing activities	(358,316)	(169,296)	(171,460)
Financing activities	(127,596)	(199,196)	(66,198)
Discontinued operations	6,035	(28,077)	(17,318)

Net increase (decrease) in cash and cash equivalents	$(37,596)	$19,627	$57,173

2009 Calendar Year Cash Flows Compared to the 2008 Calendar Year Cash Flows

Operating Activities

Our cash flows from continuing operating activities increased approximately $26.1 million, or 6.3%, during the 2009 Calendar Year when compared to the 2008 Calendar Year. The two primary factors causing the favorable change in cash flows were (i) improved profitability (i.e., $438.3 million of operating income from continuing operations during the 2009 Calendar Year compared to $392.3 million during the 2008 Calendar Year) and (ii) lower interest payments during the 2009 Calendar Year. Partially offsetting these items were (i) income taxes (i.e., net federal and state income tax refunds of $25.1 million during the 2008 Calendar Year compared to $1.7 million of net payments during the 2009 Calendar Year) and (ii) an increase in accounts receivable due to the hospital system that we recently acquired in Fort Smith, Arkansas (see further discussion of this matter below under “Days Sales Outstanding”). During 2010, we expect to make estimated income tax payments that are more than what was paid in recent years and we believe that the accounts receivable cash collections at our new hospital system will stabilize during the second half of the year.

Investing Activities

Cash used in investing activities during the 2009 Calendar Year included (i) approximately $200.1 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities, and (ii) $138.2 million for the acquisition of the Sparks Health System in Forth Smith, Arkansas (see Note 4 to the Consolidated Financial Statements in Item 8 for information regarding our 2009 acquisitions). Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $36.5 million from buying and selling such securities during the 2009 Calendar Year. Partially offsetting the 2009 Calendar Year cash outlays were a decrease in restricted funds of $11.6 million and $5.4 million from sales of assets.

Cash used in investing activities during the 2008 Calendar Year included approximately $211.0 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities. Partially offsetting these cash outlays were: (i) $18.2 million from sales of discontinued operations

(consisting of property, plant and equipment used at our former physician practices in North Carolina and South Carolina and our general acute care hospital in Little Rock, Arkansas); (ii) $17.6 million from sales of assets, including three home health agencies, two nursing homes and a health care billing operation; and (iii) a decrease in restricted funds of $14.5 million. See Notes 4 and 11 to the Consolidated Financial Statements in Item 8 for information regarding our divestures and discontinued operations, respectively.

Financing Activities

During the 2009 Calendar Year, we borrowed and repaid $38.0 million under our revolving credit facility to fund the acquisition of the Sparks Health System. Furthermore, we made principal payments on our other long-term debt and capital lease obligations of approximately $89.2 million, including an $18.4 million Excess Cash Flow payment (as described below under “Capital Resources”) and a $25.0 million prepayment under the Term Loan. During the 2009 Calendar Year, we also paid (i) $67.7 million to repurchase certain of the 2028 Notes in the open market and (ii) $35.4 million to noncontrolling shareholders, including distributions of $19.6 million from our joint venture in North Carolina and South Carolina and $6.2 million in connection with the restructuring of such joint venture. Partially offsetting these cash outlays were $54.8 million that we received from noncontrolling shareholders to acquire minority equity interests in our joint ventures and cash proceeds from exercises of stock options of $9.7 million. See Notes 2, 3 and 4 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements, capital lease obligations and joint venture activity, respectively.

During the 2008 Calendar Year, our financing activities included net cash proceeds of approximately $244.0 million from our sale of the 2028 Notes and $327.7 million that we received from noncontrolling shareholders to acquire minority equity interests in our joint ventures. During the 2008 Calendar Year, we made principal payments on long-term debt and capital lease obligations of $452.3 million, including $123.6 million of Excess Cash Flow payments under the Term Loan and $282.5 million for mandatory repurchases of certain of our convertible debt securities. We also paid $314.3 million to repurchase certain of our convertible debt securities in the open market and $4.3 million to noncontrolling shareholders.

Discontinued Operations

Cash provided by our discontinued operations during the 2009 Calendar Year was approximately $6.0 million and the corresponding cash used in operating our discontinued operations during the 2008 Calendar Year was $28.1 million. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 11 to the Consolidated Financial Statements in Item 8 for information regarding our discontinued operations.

2008 Calendar Year Cash Flows Compared to the 2007 Calendar Year Cash Flows

Operating Activities

Our cash flows from continuing operating activities increased approximately $104.0 million, or 33.3%, during the 2008 Calendar Year when compared to the 2007 Calendar Year. This increase primarily related to net federal and state income tax refunds of $25.1 million during the 2008 Calendar Year compared to $74.5 million of income tax payments, net of refunds, during the 2007 Calendar Year. Income tax refunds during the 2008 Calendar Year were primarily derived from net operating losses generated during the 2007 Calendar Year. Our cash flows during the 2008 Calendar Year were adversely impacted by higher interest payments than the 2007 Calendar Year.

Investing Activities

Cash used in investing activities during the 2008 Calendar Year included approximately $211.0 million of additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities. Partially offsetting these cash outlays were: (i) $18.2 million from sales of discontinued operations (consisting of property, plant and equipment used at our former physician practices in North Carolina and South Carolina and our general acute care hospital in Little Rock, Arkansas); (ii) $17.6 million from sales of assets, including three home health agencies, two nursing homes and a health care billing operation; and (iii) a decrease in restricted funds of $14.5 million. See Notes 4 and 11 to the Consolidated Financial Statements in Item 8 for information regarding our divestitures and discontinued operations, respectively.

Cash used in investing activities during the 2007 Calendar Year included (i) approximately $255.8 million of additions to property, plant and equipment, which primarily consisted of renovation and expansion projects at certain of our facilities and capital expenditures to complete the construction of Physicians Regional Medical Center - Collier Boulevard and (ii) a net increase in restricted funds of $11.2 million. Partially offsetting these cash outlays were: (i) cash receipts of $17.2 million from sales of property, plant and equipment; (ii) $15.0 million from insurance recoveries; and (iii) cash proceeds of $70.0 million from the sale of discontinued operations (i.e., two Virginia-based general acute care hospitals and certain entities affiliated with such hospitals). Insurance proceeds have generally been used for major repairs and property, plant and equipment replacement at the hospitals impacted by hurricane and storm activity.

Financing Activities

During the 2008 Calendar Year, our financing activities included net cash proceeds of approximately $244.0 million from our sale of the 2028 Notes and $327.7 million that we received from noncontrolling shareholders to acquire minority equity interests in our joint ventures. During the 2008 Calendar Year, we made principal payments on long-term debt and capital lease obligations of $452.3 million, including $123.6 million of Excess Cash Flow payments (as described below under “Capital Resources”) and $282.5 million for mandatory repurchases of certain of our convertible debt securities. We also paid $314.3 million to repurchase certain of our convertible debt securities in the open market and $4.3 million to noncontrolling shareholders. See Notes 2, 3 and 4 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements, capital lease obligations and joint venture activity, respectively.

During the 2007 Calendar Year, our financing activities included: (i) net cash proceeds of approximately $2,707.6 million from borrowings under the Credit Facilities (as described below under “Capital Resources”) to finance our special cash dividend on March 1, 2007 and repay $275.0 million under a predecessor revolving credit agreement; (ii) cash proceeds from exercises of stock options of $24.8 million; and (iii) $8.4 million of cash that we received from noncontrolling shareholders to acquire minority equity interests in our joint ventures. In addition to $344.0 million of principal payments on long-term debt and capital lease obligations, which included the predecessor revolving credit agreement payment and repurchases of certain convertible debt securities, cash used by financing activities during the 2007 Calendar Year also included: (i) the payment of our special cash dividend in the aggregate amount of $2,425.0 million; (ii) payments for financing costs of $3.3 million; and (iii) payments to noncontrolling shareholders of $34.9 million, consisting of normal distributions and a $32.0 million payment to a noncontrolling shareholder to acquire the 20% equity interests that we did not previously own in each of two hospitals in Mesquite, Texas.

Discontinued Operations

The cash used in operating our discontinued operations during the 2008 Calendar Year and the 2007 Calendar Year was approximately $28.1 million and $17.3 million, respectively. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 11 to the Consolidated Financial Statements in Item 8 for information regarding our discontinued operations.

Days Sales Outstanding

Days sales outstanding, or DSO, is calculated by dividing quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 49 days at December 31, 2009, which compares to 49 days at September 30, 2009 and 50 days at December 31, 2008. As of December 31, 2009, we were in the process of transferring Medicare and Medicaid provider numbers for the hospital system that we recently acquired in Fort Smith, Arkansas. Pending the completion of such transfers, we were unable to bill those programs for the services we provided, which correspondingly increased our DSO by approximately two days.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that reversals of existing taxable temporary differences, future taxable income and carrybacks will allow us to realize the deferred tax assets that are recognized in our consolidated balance sheets.

Effect of Legislative and Regulatory Action on Liquidity

The Medicare and Medicaid reimbursement programs are subject to change as a result of legislative and regulatory actions. Within the statutory framework of those programs, numerous areas are subject to administrative rulings, interpretations and discretion that could affect payments made to us. In the future, federal and/or state governments might (i) reduce the funds available under those programs to close budget gaps or reduce deficit spending or (ii) require more stringent utilization and quality reviews of hospital facilities, either of which could have a material adverse effect on our future revenue and liquidity. Additionally, any future restructuring of the financing and delivery of health care services in the United States, including the national health care reform legislation pending before Congress, and/or the continued prevalence of managed care health plans could have an adverse effect on our future revenue and liquidity.

Capital Resources

Credit Facilities

Senior Secured Credit Facilities. On March 1, 2007, we completed a recapitalization of our balance sheet (the “Recapitalization”) wherein we entered into agreements for $3.25 billion in new variable rate senior secured credit facilities (the “Credit Facilities”). The Credit Facilities were initially used to fund a special cash dividend and repay all amounts outstanding under a predecessor revolving credit agreement. The Credit Facilities consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Recapitalization and the Credit Facilities are discussed in further detail at Note 2(a) to the Consolidated Financial Statements in Item 8.

The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. Based on the annual Excess Cash Flow generated during the 2008 Calendar Year, we were required to repay principal of approximately $94.1 million under the Term Loan, which we satisfied with payments of $18.4 million and $75.7 million during the 2009 Calendar Year and the 2008 Calendar Year, respectively. We also prepaid $25.0 million of principal under the Term Loan during the 2009 Calendar Year. We determined that there was no annual Excess Cash Flow generated during the 2009 Calendar Year and, accordingly, our mandatory principal payments under the Credit Facilities for the year ending December 31, 2010 are $25.8 million. Throughout the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is generally payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for the seven-year term of the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Therefore, we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the interest rate swap contract. See Note 5 to the Consolidated Financial Statements in Item 8 regarding the estimated fair value of our interest rate swap contract. At December 31, 2009, approximately $126.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.0% on both December 31, 2009 and February 19, 2010).

Although there were no amounts outstanding under the Revolving Credit Agreement on February 19, 2010, standby letters of credit in favor of third parties of approximately $44.8 million reduced the amount available for borrowing thereunder to $455.2 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.0% on both December 31, 2009 and February 19, 2010.

We intend to fund the Term Loan’s quarterly interest payments, required annual principal payments and mandatory annual Excess Cash Flow payments with available cash balances, cash provided by operating activities and/or borrowings under the Revolving Credit Agreement.

Demand Promissory Note. We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest will be immediately due and payable upon the bank’s written demand. The demand promissory note’s effective interest rate on February 19, 2010 was approximately 2.3%; however, there were no amounts outstanding thereunder on such date. See Note 2(a) to the Consolidated Financial Statements in Item 8 for information regarding the demand promissory note and its predecessor arrangement.

3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”)

On May 21, 2008, we completed a private placement of $250.0 million of the 2028 Notes. After transaction-related costs, the sale of the 2028 Notes resulted in our receipt of net proceeds of approximately $244.0 million, which we used to repurchase certain of our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”) in the open market. The 2028 Notes mature on May 1, 2028 and bear interest at a fixed rate of 3.75% per annum. Since December 1, 2008, we have used cash on hand to repurchase $158.6 million of principal face amount 2028 Notes in the open market at approximately 56.8% of their principal face value, plus accrued and unpaid interest. The 2028 Notes and the 2023 Notes are discussed in further detail at Note 2(c) to the Consolidated Financial Statements in Item 8.

Debt Covenants

The Credit Facilities and the indentures governing the 2028 Notes, the 2023 Notes and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At December 31, 2009, we were in compliance with all of the covenants contained in those debt agreements. Specifically, the table below summarizes what we believe are the key financial covenants under the Credit Facilities and our corresponding actual performance as of and for the period ended December 31, 2009.

	Requirement	Actual

Minimum required consolidated interest coverage ratio	2.60 to 1.00	3.11 to 1.00
Maximum permitted consolidated leverage ratio	5.20 to 1.00	4.40 to 1.00

Although there can be no assurances, we believe that we will continue to be in compliance with all of our debt covenants. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could, among other things, subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

Dividends

As part of the Recapitalization, our Board of Directors declared a special cash dividend that totaled approximately $2.43 billion. In light of the special cash dividend, which was paid in March 2007, we indefinitely suspended all future dividend payments. Additionally, the Credit Facilities restrict our ability to pay cash dividends.

Standby Letters of Credit

As of February 19, 2010, we maintained approximately $44.8 million of standby letters of credit in favor of third parties with various expiration dates through October 1, 2010. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that capital expenditures for property, plant and equipment will range from 4.5% to 5.5% of our net revenue for the year ending December 31, 2010, which is within the capital expenditure limitations of the Credit Facilities. As of December 31, 2009, a number of hospital renovation and expansion projects were underway. We estimate that the cost to build and equip a replacement hospital for Walton Regional Medical Center in Monroe, Georgia will range from $40 million to $45 million. Although we recently negotiated a deferral of all construction activities for this replacement hospital until December 1, 2010, we are currently obligated to complete construction no later than December 31, 2012. We do not believe that any of our hospital renovation and expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

Part of our strategic business plan calls for us to acquire hospitals that are aligned with our business model, available at a reasonable price and otherwise meet our strict acquisition criteria. We generally fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof.

Divestitures of Idle Property

As more fully discussed at Note 11 to the Consolidated Financial Statements in Item 8, we intend to sell (i) Gulf Coast Medical Center, formerly a general acute care hospital in Biloxi, Mississippi that we closed on January 1, 2008, and (ii) the Woman’s Center at Dallas Regional Medical Center, formerly a specialty women’s hospital in Mesquite, Texas that we closed on June 1, 2008. However, the timing of such divestitures has not yet been determined. We intend to use the proceeds from the sales of these hospitals for general business purposes.

Contractual Obligations and Off-Balance Sheet Arrangements

Except as set forth in the table below, we do not have any off-balance sheet arrangements.

As of December 31, 2009, we had recorded approximately: (i) $197.8 million as a liability for our interest rate swap contract; (ii) $182.5 million for redeemable equity securities; and (iii) $40.9 million as a liability for unrecognized income tax benefits and related interest and penalties. We excluded these amounts from the table below due to the uncertainty of the amounts to be paid, if any, as well as the timing of such payments.

As of December 31, 2009, contractual obligations for each of the next five years ending December 31 and thereafter (including principal and interest) and other commitments are summarized in the table below. Interest rates at December 31, 2009 were used in the table to estimate interest payments on variable rate debt.

	Payments Due by Year Ending December 31,
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter
	(in thousands)

Long-term debt (a)	$226,110	$226,040	$224,509	$222,371	$2,544,745	$435,596
Capital leases	12,498	10,094	5,668	4,501	4,071	67,559
Operating leases (b)	74,004	63,067	54,372	40,957	25,589	88,799
Physician commitments (c)	12,498	111	—	—	—	—

Total contractual obligations	$325,110	$299,312	$284,549	$267,829	$2,574,405	$591,954

	Commitment Expiration by Year Ending December 31,
Other Commitments Not Recorded on our Consolidated Balance Sheet	2010	2011	2012	2013	2014	Thereafter
	(in thousands)

Letters of credit (d)	$44,761	$—	$—	$—	$—	$—
Physician commitments (c)	21,283	3,155	—	—	—	—
Other (e)	36,907	38,051	43,051	—	—	—

Total commitments	$102,951	$41,206	$43,051	$—	$—	$—

(a)	For purposes of the above table, we assumed that we would repurchase the remaining 2023 Notes and the 2028 Notes on August 1, 2013 and May 1, 2014, respectively, because the noteholders can unilaterally exercise their contractual rights to require us to repurchase some or all of their notes on such dates.
(b)	Amounts relate to obligations under operating leases for real property, real property master leases and equipment. The real property master leases are leases for buildings near our hospitals for which we guarantee a certain level of rental income to the owners of the property. We sublease space in these buildings to unrelated third parties. Future operating lease obligations are not recorded in our consolidated balance sheets.
(c)	See Note 1(o) to the Consolidated Financial Statements in Item 8 for information regarding physician and physician group guarantees and commitments.
(d)	Amount relates to outstanding letters of credit that principally serve as security for our workers’ compensation self-insurance program and utility companies.
(e)	Other includes construction costs to build a replacement hospital for Walton Regional Medical Center in Monroe, Georgia, purchase commitments for supplies and other miscellaneous commitments.

Impact of Seasonality and Inflation

Seasonality

We typically experience higher patient volume and net revenue in the first and fourth quarters of each calendar year because, generally, more people become ill during the winter months, which in turn increases the number of patients we treat during those months.

Inflation

The health care industry is labor intensive and subject to wage and related employee benefit expense increases, especially during periods of inflation and when there exists a shortage of skilled labor. A skilled nursing staff shortage throughout the health care industry has caused nursing salaries to increase. We have addressed our nursing staff needs by increasing wages, improving hospital working conditions and fostering relationships with local nursing schools. We do not believe that the inflationary trend in nursing salaries or the nursing shortage will have an adverse effect on our results of operations.

Suppliers, utility companies and other vendors pass their cost increases to us in the form of higher prices. We believe that we have been able to partially offset increases in our operating costs by increasing prices, achieving quantity discounts for purchases through our group purchasing agreement and efficiently utilizing our resources. Although we have implemented cost control measures to curb increases in operating costs, we cannot predict our ability to recover or offset future cost increases from our many vendors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to the requirements of the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract, which provides for us to pay a fixed interest rate of 6.7445% on the notional amount of the interest rate swap contract for the seven-year term of the Term Loan. Because approximately $126.6 million of the Term Loan was not covered by our interest rate swap contract on December 31, 2009, we were exposed to interest rate fluctuations. The interest rates on substantially all of our other long-term debt, including capital lease obligations, at December 31, 2009 were fixed and, accordingly, a hypothetical 10% change in interest rates would not have a material impact on us but increases in interest rates would correspondingly increase interest expense associated with any of our future borrowings.

As of December 31, 2009, the estimated fair value and carrying amount of our fixed rate debt, including capital lease obligations, were approximately $2,773.6 million and $2,914.1 million, respectively. Additionally, both the estimated fair value and carrying amount of our variable rate debt was $126.6 million at such date.

The table below summarizes principal cash flows and weighted average interest rates by expected maturity dates for our long-term debt and capital lease obligations that were outstanding at December 31, 2009.

	Years Ending December 31,
	2010	2011	2012	2013	2014		Thereafter	Totals
	(in thousands, except interest rates)

Fixed rate long-term debt, including capital leases	$35,989	$36,014	$31,808	$30,784	$2,276,050		$430,712	$2,841,357
Weighted average interest rates	6.8%	6.7%	6.7%	6.7%	6.7%		6.2%	6.7%
Fixed rate convertible long-term debt	—	—	—	$222 (a)	$91,450	(a)	—	$91,672
Weighted average interest rates	—	—	—	4.4%	3.8%		—	3.8%
Variable rate long- term debt	—	—	—	—	$126,559		—	$126,559
Weighted average interest rates	—	—	—	—	2.0	% (b)	—	2.0%

(a)	For purposes of the above table, we assumed that we would repurchase the remaining 2023 Notes and the 2028 Notes on August 1, 2013 and May 1, 2014, respectively, because the noteholders can unilaterally exercise their contractual rights to require us to repurchase some or all of their notes on such dates.
(b)	The interest rate on the portion of the Term Loan that is not covered by the interest rate swap contract is the LIBOR rate plus 1.75%.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Health Management Associates, Inc.

We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company changed its accounting and disclosure for noncontrolling interests with the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation) effective January 1, 2009. As discussed in Note 12 to the consolidated financial statements, the Company changed its accounting for convertible debt instruments that may be settled in cash upon conversion with the adoption of the guidance originally issued in FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified in FASB ASC Topic 470, Debt) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Miami, Florida

February 25, 2010

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
		(as adjusted - see Note 12)	(as adjusted - see Note 12)

Net revenue	$4,617,143	$4,360,466	$4,185,819

Operating expenses:
Salaries and benefits	1,810,550	1,792,584	1,682,954
Supplies	647,153	595,445	561,739
Provision for doubtful accounts	567,036	490,136	497,314
Depreciation and amortization	241,110	232,301	211,481
Rent expense	103,067	89,908	80,177
Other operating expenses	809,938	767,744	740,337

Total operating expenses	4,178,854	3,968,118	3,774,002

Income from operations	438,289	392,348	411,817

Other income (expense):
Gains on sales of assets, net (see Note 4)	1,244	169,614	2,514
Interest and other income, net	3,752	416	4,799
Interest expense	(217,941)	(245,405)	(226,635)
Gains on early extinguishment of debt, net	16,202	15,194	—
Write-offs of deferred financing costs	(444)	(1,497)	(761)

Income from continuing operations before income taxes	241,102	330,670	191,734
Provision for income taxes	(81,747)	(118,580)	(71,941)

Income from continuing operations	159,355	212,090	119,793
Income (loss) from discontinued operations, including gains on disposals, net of income taxes (see Notes 4 and 11)	4,586	(27,933)	(1,959)

Consolidated net income	163,941	184,157	117,834
Net income attributable to noncontrolling interests	(25,759)	(16,008)	(326)

Net income attributable to Health Management Associates, Inc.	$138,182	$168,149	$117,508

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic and diluted
Continuing operations	$0.54	$0.80	$0.49
Discontinued operations	0.02	(0.11)	(0.01)

Net income	$0.56	$0.69	$0.48

Dividends per share	$—	$—	$10.00

Weighted average number of shares outstanding:
Basic	245,381	243,307	242,308

Diluted	246,965	244,671	245,119

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2009	2008
		(as adjusted - see Note 12)
ASSETS
Current assets:
Cash and cash equivalents	$106,018	$143,614
Available-for-sale securities	36,585	—
Accounts receivable, less allowances for doubtful accounts of $455,705 and $436,606 at December 31, 2009 and 2008, respectively	633,380	594,958
Accounts receivable - other	22,791	26,547
Supplies, at cost (first-in, first-out method)	117,418	113,778
Prepaid expenses	39,693	39,389
Prepaid and recoverable income taxes	58,852	59,278
Restricted funds	45,431	31,471
Deferred income taxes	—	9,292
Assets of discontinued operations	12,754	90,633

Total current assets	1,072,922	1,108,960

Property, plant and equipment:
Land and improvements	182,444	179,731
Buildings and improvements	2,283,122	1,982,021
Leasehold improvements	187,740	180,233
Equipment	1,247,932	1,172,350
Construction in progress	55,086	132,674

	3,956,324	3,647,009
Accumulated depreciation and amortization	(1,457,408)	(1,258,939)

Net property, plant and equipment	2,498,916	2,388,070

Restricted funds	38,848	37,117
Goodwill	890,852	883,686
Deferred charges and other assets	102,561	136,399

Total assets	$4,604,099	$4,554,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$141,143	$171,408
Accrued payroll and related taxes	80,277	68,024
Accrued expenses and other liabilities	213,525	169,956
Due to third party payors	11,986	13,442
Deferred income taxes	42,977	—
Liabilities of discontinued operations	—	4,830
Current maturities of long-term debt and capital lease obligations	35,989	62,792

Total current liabilities	525,897	490,452

Deferred income taxes	133,451	94,023
Long-term debt and capital lease obligations, less current maturities	3,004,672	3,144,042
Interest rate swap contract	197,827	283,750
Other long-term liabilities	198,159	207,286

Total liabilities	4,060,006	4,219,553

Redeemable equity securities	182,473	48,868

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 248,517 shares and 244,221 shares issued at December 31, 2009 and 2008, respectively	2,485	2,442
Accumulated other comprehensive income (loss), net of income taxes	(120,242)	(169,914)
Additional paid-in capital	96,531	108,374
Retained earnings	376,401	238,219

Total Health Management Associates, Inc. stockholders’ equity	355,175	179,121
Noncontrolling interests	6,445	106,690

Total stockholders’ equity	361,620	285,811

Total liabilities and stockholders’ equity	$4,604,099	$4,554,232

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive Income (Loss), net	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non- controlling Interests	Totals
	Shares	Par Value
Balances at January 1, 2007 (as reported)	275,025	$2,750	$654	$632,037	$2,325,024	$(559,075)	$—	$2,401,390
Effects of new accounting guidance (see Note 12):
Noncontrolling interests	—	—	—	—	—	—	14,347	14,347
Convertible debt	—	—	—	(8,473)	735	—	—	(7,738)

Balances at January 1, 2007 (as adjusted)	275,025	2,750	654	623,564	2,325,759	(559,075)	14,347	2,407,999

Comprehensive income:
Net income (as adjusted - see Note 12):	—	—	—	—	117,508	—	326	117,834
Unrealized gains on available-for-sale securities, net	—	—	602	—	—	—	—	602
Change in fair value of interest rate swap contract, net	—	—	(59,116)	—	—	—	—	(59,116)

Total comprehensive income ($58,994 and $326 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)								59,320
Exercises of stock options and related tax matters	1,752	18	—	25,949	—	—	—	25,967
Issuances of deferred stock and restricted stock and related tax matters	407	4	—	(1,099)	—	—	—	(1,095)
Stock-based compensation expense	—	—	—	18,402	—	—	—	18,402
Purchases of subsidiary shares (non-cash - see Note 4)	—	—	—	—	—	—	(10,731)	(10,731)
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(3,025)	(3,025)
Dividends declared	—	—	—	(51,804)	(2,373,197)	—	—	(2,425,001)

Balances at December 31, 2007 (as adjusted)	277,184	2,772	(57,860)	615,012	70,070	(559,075)	917	71,836

Comprehensive income:
Net income (as adjusted - see Note 12)	—	—	—	—	168,149	—	16,008	184,157
Unrealized losses on available-for-sale securities, net	—	—	(1,256)	—	—	—	—	(1,256)
Change in fair value of interest rate swap contract, net	—	—	(110,798)	—	—	—	—	(110,798)

Total comprehensive income ($56,095 and $16,008 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)								72,103
Sale of convertible debt securities, net	—	—	—	34,009	—	—	—	34,009
Issuances of deferred stock and restricted stock and related tax matters	1,355	13	—	(2,467)	—	—	—	(2,454)
Stock-based compensation expense	—	—	—	18,226	—	—	—	18,226
Forfeited restricted stock dividends	—	—	—	2,326	—	—	—	2,326
Treasury stock retirement	(34,318)	(343)	—	(558,732)	—	559,075	—	—
Investments by noncontrolling shareholders	—	—	—	—	—	—	92,458	92,458
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(2,693)	(2,693)

Balances at December 31, 2008 (as adjusted)	244,221	2,442	(169,914)	108,374	238,219	—	106,690	285,811

Comprehensive income:
Net income	—	—	—	—	138,182	—	25,759	163,941
Unrealized gains on available-for-sale securities, net	—	—	1,351	—	—	—	—	1,351
Change in fair value of interest rate swap contract, net	—	—	48,321	—	—	—	—	48,321

Total comprehensive income ($187,854 and $25,759 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)								213,613
Exercises of stock options and related tax matters	1,632	16	—	10,734	—	—	—	10,750
Issuances of deferred stock and restricted stock and related tax matters	2,664	27	—	(1,376)	—	—	—	(1,349)
Stock-based compensation expense	—	—	—	10,867	—	—	—	10,867
Distributions to noncontrolling shareholders	—	—	—	—	—	—	(29,227)	(29,227)
Incremental costs of certain transactions with noncontrolling shareholders	—	—	—	(1,054)	—	—	—	(1,054)
Restructuring of a joint venture with Novant Health, Inc., net (see Note 4)	—	—	—	(31,014)			(28,206)	(59,220)
Reclassification to redeemable equity securities	—	—	—	—	—	—	(68,571)	(68,571)

Balances at December 31, 2009	248,517	$2,485	$(120,242)	$96,531	$376,401	$—	$6,445	$361,620

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
		(as adjusted - see Note 12)	(as adjusted - see Note 12)

Cash flows from operating activities:
Consolidated net income	$163,941	$184,157	$117,834
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	247,910	246,038	221,760
Provision for doubtful accounts	567,036	490,136	497,314
Stock-based compensation expense	10,867	18,226	18,402
Gains on sales of assets, net	(1,244)	(169,614)	(2,514)
(Gains) losses on sales of available-for-sale securities	(1,384)	—	562
Other than temporary charge for available-for-sale securities	—	6,165	—
Long-lived asset impairment charge	—	921	—
Gains on early extinguishment of debt, net	(16,202)	(15,194)	—
Write-offs of deferred financing costs	444	1,497	761
Deferred income tax expense	90,467	111,194	64,367
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(606,099)	(516,399)	(522,977)
Supplies	(3,640)	(6,157)	(4,675)
Prepaid expenses	(250)	(4,590)	6,868
Prepaid and recoverable income taxes and income taxes payable	(309)	34,759	(62,992)
Deferred charges and other long-term assets	(11,282)	(4,638)	(15,184)
Accounts payable	(21,041)	30,886	8,316
Accrued expenses and other liabilities	27,871	(19,124)	(17,379)
Equity compensation excess income tax benefits	(218)	—	(273)
(Income) loss from discontinued operations, net	(4,586)	27,933	1,959

Net cash provided by continuing operating activities	442,281	416,196	312,149

Cash flows from investing activities:
Additions to property, plant and equipment	(200,063)	(211,016)	(255,848)
Acquisitions of hospitals, equity investments and other	(138,764)	(8,526)	(6,599)
Proceeds from sales of assets and insurance recoveries of $14,986 in 2007	5,448	17,570	32,223
Proceeds from sales of discontinued operations	—	18,166	70,000
Purchases of available-for-sale securities	(86,527)	—	—
Proceeds from sales of available-for-sale securities	50,000	—	—
Decreases (increases) in restricted funds, net	11,590	14,510	(11,236)

Net cash used in continuing investing activities	(358,316)	(169,296)	(171,460)

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Years Ended December 31,
	2009	2008	2007
		(as adjusted - see Note 12)	(as adjusted - see Note 12)
Cash flows from financing activities:
Net proceeds from long-term borrowings	$38,000	$244,471	$2,707,608
Principal payments on debt and capital lease obligations	(127,218)	(452,349)	(344,038)
Repurchases of convertible debt securities in the open market	(67,714)	(314,338)	—
Proceeds from exercises of stock options	9,699	—	24,793
Cash received from noncontrolling shareholders, net of certain costs	54,796	327,655	8,369
Cash payments to noncontrolling shareholders	(35,377)	(4,285)	(34,925)
Payments of financing costs	—	(350)	(3,277)
Equity compensation excess income tax benefits	218	—	273
Payments of cash dividends	—	—	(2,425,001)

Net cash used in continuing financing activities	(127,596)	(199,196)	(66,198)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(43,631)	47,704	74,491
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	6,888	(20,708)	(444)
Investing activities	(440)	(6,820)	(16,044)
Financing activities	(413)	(549)	(830)

Net increase (decrease) in cash and cash equivalents	(37,596)	19,627	57,173
Cash and cash equivalents at the beginning of the year	143,614	123,987	66,814

Cash and cash equivalents at the end of the year	$106,018	$143,614	$123,987

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$204,718	$240,180	$215,909

Income taxes	$32,124	$31,174	$85,269

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1.	Business and Summary of Significant Accounting Policies

Health Management Associates, Inc. and its subsidiaries (together, the “Company”) provide health care services to patients in hospitals and other health care facilities located primarily in non-urban communities in the southeastern United States. As of December 31, 2009, the Company operated 55 hospitals in fifteen states with a total of 8,418 licensed beds. At such date, eighteen and ten of the Company’s hospitals were located in Florida and Mississippi, respectively.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of the Company’s discontinued operations, which are identified at Note 11.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. When completing the consolidated financial statements included herein, management evaluated subsequent events up to and including the date that this Annual Report on Form 10-K was filed with the Securities and Exchange Commission (the “SEC”).

As more fully discussed at Note 12, the prior year consolidated financial statements have been adjusted to comply with certain new GAAP requirements and reclassified to conform to the current year presentation.

The Company consistently applies the accounting policies described below.

a.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are controlled by the Company through majority voting control. All significant intercompany accounts and transactions have been eliminated. The Company uses the equity method of accounting for investments in entities in which it exhibits significant influence, but not control, and has an ownership interest ranging from 20% to 50%.

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

c.	Available-for-sale securities

The Company’s mutual fund investments have been designated by management as available-for-sale securities, as that term is defined by GAAP. The estimated fair values of such securities are based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income, net of income taxes. Periodically, management performs an evaluative assessment of individual securities to determine whether declines in fair value are other than temporary. Management considers various quantitative, qualitative and judgmental factors when performing its evaluation, including, but not limited to, the nature of the security being analyzed and the length of time and extent to which a security’s fair value is below its historical cost. The weighted average cost method is used to calculate the historical cost basis of securities that are sold. Also, see Note 1(p) and Note 5.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

d.	Property, plant and equipment

Property, plant and equipment are stated at cost and include major expenditures that extend an asset’s useful life. Ordinary repair and maintenance costs (e.g., medical equipment adjustments, painting, cleaning, etc.) are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the underlying assets. Estimated useful lives for buildings and improvements range from twenty to forty years and for equipment range from three to ten years. Leasehold improvements, capital lease assets and other assets of a similar nature are generally amortized on a straight-line basis over the shorter of the term of the respective lease or the useful life of the underlying asset. Depreciation expense was approximately $208.7 million, $212.7 million and $197.7 million during the years ended December 31, 2009, 2008 and 2007, respectively.

e.	Deferred financing costs, goodwill and long-lived assets

Deferred Financing Costs. Deferred charges and other assets include deferred financing costs that are being amortized over the estimated economic life of the related debt using the effective interest method. A rollforward of the Company’s deferred financing costs is presented in the table below (in thousands).

	Years Ended December 31,
	2009	2008	2007
		(as adjusted - see Note 12)	(as adjusted - see Note 12)

Balances at the beginning of the year	$50,520	$48,278	$1,355
Issuances of long-term debt	—	4,587	47,684
Principal payments of long-term debt in advance of original scheduled maturities	(444)	(1,497)	(761)
Repurchases of convertible debt securities	(1,561)	(848)	—

Balances at the end of the year	$48,515	$50,520	$48,278

Accumulated amortization of deferred financing costs was approximately $20.8 million and $13.6 million at December 31, 2009 and 2008, respectively. Amortization of deferred financing costs was $7.6 million, $9.0 million and $6.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. Future amortization of deferred financing costs is expected to approximate $7.0 million per annum during the three-year period ending December 31, 2012 and $5.9 million and $0.6 million for the years ending December 31, 2013 and 2014, respectively. Also, see Note 1(o) for information regarding other intangible assets.

Goodwill. GAAP calls for goodwill (i.e., the excess of cost over acquired net assets) and intangible assets with indefinite useful lives to be tested for impairment annually or whenever circumstances indicate that a possible impairment might exist. When performing the impairment test, the Company initially compares the estimated fair values of each reporting unit’s net assets, including allocated home office net assets, to the corresponding carrying amounts on the consolidated balance sheet. The estimated fair values of the Company’s reporting units are determined using a market approach methodology based on net revenue multiples. During both 2009 and 2008, management also considered a valuation methodology using discounted cash flows and a market approach valuation methodology based on comparable transactions. If the estimated fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, management determines the implied fair value of the reporting unit’s goodwill, compares such fair value to the corresponding carrying amount and, if necessary, records a goodwill impairment charge. Reporting units are one level below the operating segment level (see Note 1(m)). However, after consideration of the relevant GAAP aggregation rules, management determined that the Company’s goodwill impairment testing should be performed at a divisional operating level. Goodwill is discretely allocated to the Company’s reporting units (i.e., each hospital’s goodwill is included as a component of the aggregate reporting unit goodwill being evaluated during the impairment analysis). There were no goodwill impairment charges to continuing operations during the years ended December 31, 2009, 2008 and 2007.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

Long-lived Assets. When events, circumstances or operating results indicate that the carrying values of long-lived assets and/or identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired, management prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such long-lived assets are reduced to their estimated fair values, as determined by management through various discrete valuation analyses, and the Company records an impairment charge.

Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value, less costs to sell. The estimates of fair value are generally based on recent sales of similar assets, market analyses, pending disposition transactions and market responses based upon discussions with, and offers received from, potential buyers.

The Company recognized a long-lived asset impairment charge of approximately $0.9 million in continuing operations during the year ended December 31, 2008. Such impairment charge, which was included in other operating expenses, was the result of the termination of a capital project. There were no long-lived asset impairment charges that were material to the Company’s continuing operations during the years ended December 31, 2009 and 2007. During the years ended December 31, 2009 and 2008, the Company recorded long-lived asset and goodwill impairment charges of $4.6 million and $38.0 million, respectively, in discontinued operations (see Note 11).

f.	Net revenue and cost of revenue

The Company records gross patient service charges on the accrual basis in the period that the services are rendered. Net revenue represents gross patient service charges less provisions for contractual adjustments. Approximately 41%, 40% and 41% of net revenue during the years ended December 31, 2009, 2008 and 2007, respectively, related to services rendered to patients covered by Medicare and various state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges and, therefore, provisions for contractual adjustments are made to reduce patient charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit and, accordingly, the Company periodically provides reserves for the adjustments that may ultimately result therefrom. Such adjustments were not material to the Company’s consolidated operations during the years presented herein. Laws, rules and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, estimates recorded in the consolidated financial statements and disclosed in the accompanying notes may change in the future and such changes in estimates, if any, will be recorded in the Company’s operating results in the period they are identified by management. Revenue and receivables from government programs are significant to the Company’s operations; however, management does not believe that there are substantive credit risks associated with such programs. There are no other concentrations of revenue or accounts receivable with any individual payor that subject the Company to significant credit or other risks.

Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

Net revenue is presented net of provisions for contractual adjustments and uninsured patient discounts. The Company’s provisions for contractual adjustments were approximately $12,840 million, $11,377 million and $10,091 million during the years ended December 31, 2009, 2008 and 2007, respectively. In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts characterized as charity and indigent care are not recognized in net revenue. The Company maintains a uniform policy whereby patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and the Company’s collection agencies pursue payments on accounts receivable from patients who do not meet such criteria. Management monitors the levels of charity and indigent care provided by the Company’s hospitals and other health care facilities and the procedures employed to identify and account for those patients.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

The Company discounts its gross charges to uninsured patients for non-elective procedures by 60% or more. During the years ended December 31, 2009, 2008 and 2007, the Company recorded approximately $657.2 million, $579.7 million and $540.2 million, respectively, of uninsured self-pay patient revenue discounts. In addition to such uninsured patient discounts, foregone charges for charity and indigent care patient services (based on established rates) aggregated $80.2 million, $81.2 million and $70.2 million during the years ended December 31, 2009, 2008 and 2007, respectively.

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

Collection of accounts receivable from third party payors and patients is the Company’s primary source of cash and is therefore critical to its successful operating performance. Accordingly, management closely monitors the Company’s cash collection trends and the aging of accounts receivable. Collection risks principally relate to uninsured patient accounts and patient accounts for which the primary insurance payor has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. Provisions for doubtful accounts are primarily estimated based on cash collection analyses by payor classification and accounts receivable aging reports. When considering the adequacy of allowances for doubtful accounts, the Company’s accounts receivable balances are routinely reviewed in conjunction with historical collection rates, health care industry trends/indicators and other business and economic conditions that might reasonably be expected to affect the collectibility of patient accounts. Accounts receivable are written off after collection efforts have been pursued in accordance with the Company’s policies and procedures. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are netted against the provision for doubtful accounts. Changes in payor mix, general economic conditions or federal and state government health care coverage could each have a material adverse effect on the Company’s accounts receivable collections, cash flows and results of operations.

At the beginning of 2007, the Company’s allowance for doubtful accounts for discounted self-pay accounts receivable was established at 60% when services were rendered. As a result of (i) a subsequent cash collection analysis that evaluated the adequacy of the Company’s self-pay reserve policy and (ii) deterioration in the Company’s self-pay accounts receivable, management concluded that it was necessary to reserve a greater portion of self-pay accounts receivable. Therefore, effective June 30, 2007, the Company revised its policy for self-pay patients to increase its reserves for those accounts that are aged less than 300 days from the date that the services were rendered. As a result of this change in estimate, the Company increased its provisions for doubtful accounts from continuing operations and discontinued operations by approximately $36.2 million and $3.8 million, respectively, during the year ended December 31, 2007, thereby reducing net income and diluted earnings per share by $24.5 million and $0.10, respectively, during such year. Management believes that this policy change regarding the allowance for doubtful accounts for self-pay accounts receivable appropriately addresses the risk of collection pertaining to the related accounts receivable. Over the past several years, the Company has not experienced similar adverse trends with respect to its other payors such as Medicare, Medicaid and managed care health plans.

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

Reserves for self-insured professional liability claims and related expenses are determined using actuarially-based techniques and methodologies. The data used to develop such reserves is based on asserted and unasserted claim information that has been accumulated by the Company’s incident reporting system, historical loss payment patterns and industry trends. Such long-term liabilities have been discounted to their estimated present values. Management selects a discount rate that represents the risk-free interest rate correlating to the period when the claims are projected to be paid. The discounted reserves are periodically reviewed and adjustments thereto are recorded as more information about claim trends becomes known to management. Adjustments to the reserves are recognized in the Company’s operating results in the period that the change in estimate is identified. See Note 10 for further discussion of the Company’s professional liability risks and related matters.

i.	Self-insured workers’ compensation and health and welfare programs

The Company provides (i) income continuance to and reimburses certain health care costs of its disabled employees (collectively, “workers’ compensation”) and (ii) health and welfare benefits to its employees, their spouses and certain beneficiaries. While such employee benefit programs are primarily self-insured, stop-loss insurance policies are maintained in amounts deemed appropriate by management. Nevertheless, there can be no assurances that the amount of stop-loss insurance coverage will be adequate for the Company’s workers’ compensation and health and welfare programs. The Company records estimated liabilities for both reported and incurred but not reported workers’ compensation and health and welfare claims based on historical loss experience and other information provided by the Company’s third party administrators. The long-term liabilities for workers’ compensation are determined using actuarially-based techniques and methodologies and are discounted to their estimated present values. Management selects a discount rate that represents the risk-free interest rate correlating to the period when such benefits are projected to be paid. Although there can be no assurances, management believes that the liabilities included in the Company’s consolidated financial statements for these self-insured programs are adequate and reasonable. If the actual costs of these programs exceed management’s estimates, the liabilities could be materially adversely affected.

j.	Fair value of financial instruments

GAAP requires certain disclosures regarding the estimated fair values of financial instruments. Cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other liabilities are reflected in the consolidated balance sheets at their estimated fair values due to their short-term nature. The estimated fair values of long-term debt and available-for-sale securities, which are disclosed at Notes 2 and 5, respectively, were determined by reference to quoted market prices. Additionally, see Note 5 regarding the estimated fair values of the Company’s interest rate swap contract, including valuation methods and significant assumptions.

k.	Noncontrolling interests in consolidated entities and redeemable equity securities

The consolidated financial statements include all assets, liabilities, revenue and expenses of certain entities that are controlled by the Company but not wholly owned. Accordingly, the Company records noncontrolling interests and redeemable equity securities to reflect the ownership interests and other rights of the noncontrolling shareholders. During December 2007, the Financial Accounting Standards Board (the “FASB”) issued new accounting and disclosure rules for noncontrolling interests in consolidated financial statements. See Note 12 for further details.

Prior to January 1, 2009, the sale of a noncontrolling interest in a consolidated entity resulted in a gain or loss if the earning process was completed, even if control of the entity was retained. Such treatment is no longer permitted under the FASB’s new accounting and disclosure rules that are discussed at Note 12. When calculating gains and losses, the Company previously used the historical cost basis of the consolidated entity, including allocated goodwill, if any. Beginning January 1, 2009, (i) the sale of a noncontrolling interest, where control of the affected entity is retained, is treated as an equity transaction and (ii) direct and incremental costs of transactions with noncontrolling shareholders that change the ownership percentage of Health Management Associates, Inc. in a consolidated entity, while control is maintained, are considered part of the related equity transaction.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

Redeemable equity securities with redemption features that are not solely within the control of the Company are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. If the securities are currently redeemable or redeemable after the passage of time, they are adjusted to their redemption value as changes occur. If it is unlikely that a redeemable equity security will ever require redemption (e.g., management does not expect that a triggering contingency will occur, etc.), then subsequent adjustments to the initially recorded amount will only be recorded in the period that a redemption becomes probable.

l.	Income taxes

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to apply to taxable income in the periods in which the underlying deferred tax asset or liability is expected to be realized or settled. Management must make estimates when recording the Company’s provision for income taxes, including conclusions regarding deferred tax assets and deferred tax liabilities, as well as valuation allowances that might be required to offset deferred tax assets. Management estimates valuation allowances to reduce deferred tax assets to the amounts it believes are more likely than not to be realized in future periods. When establishing valuation allowances, management considers all relevant information, including ongoing tax planning strategies. Management adjusts valuation allowance estimates and records the impact of such changes in the Company’s income tax provision in the period that management determines that the probability of deferred tax asset realization has changed.

The Company operates in multiple states with varying tax laws and is subject to both federal and state audits of its tax filings. Management estimates tax reserves to adequately cover audit adjustments, if any. Actual audit results could vary from the estimates recorded by the Company. Recorded tax reserves and the changes therein were not material to the Company’s consolidated financial position or its results of operations during the years presented herein.

See Note 6 for further information regarding income taxes.

m.	Segment reporting

GAAP requires that a company with publicly traded debt or equity securities report annual and interim financial and other information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and such information is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and assess performance. GAAP allows aggregation of similar operating segments into a single operating segment if the businesses have comparable economic characteristics and are otherwise considered alike. The Company’s operating segments, which provide health care services to patients in owned and leased facilities, have comparable services and types of patients, operate in a consistent manner and have similar economic and regulatory characteristics. Accordingly, such operating segments have been aggregated into a single reportable segment.

n.	Discontiued operations

GAAP requires that a component of an entity be reported as discontinued operations if, among other things, such component: (i) has been disposed of or is classified as held for sale; (ii) has operations and cash flows that can be clearly distinguished from the rest of the reporting entity; and (iii) will be eliminated from the ongoing operations of the reporting entity. In the period that a component of the Company meets the abovementioned criteria, the results of operations and cash flows for current and prior periods are reclassified to discrete captions entitled discontinued operations and the assets and liabilities of the related disposal group are segregated on the balance sheet. See Note 11 for information regarding the Company’s discontinued operations.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

o.	Physician and physician group guarantees

The Company is committed to providing financial assistance pursuant to certain recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that its hospitals serve. At December 31, 2009, the Company was committed to non-cancelable guarantees of approximately $37.0 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the contractual measurement periods, which generally approximate one year. Amounts advanced under these agreements are considered to be loans. Provided that the physician or physician group continues to practice in the community served by the Company’s hospital, the loan is generally forgiven on a pro rata basis over a period of 12 to 24 months. Management believes that the recorded liability for physician and physician group guarantees of $12.6 million at December 31, 2009 is adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed management’s estimate. Estimated guarantee liabilities and the related intangible assets are predicated on historical payment patterns and an evaluation of the facts and circumstances germane to the specific contract under review. If the costs of these arrangements exceed management’s estimate, the liabilities could materially increase.

Deferred charges and other assets include estimated physician and physician group guarantee costs, which aggregated approximately $67.5 million and $53.9 million at December 31, 2009 and 2008, respectively. Such amounts are being amortized over the required service periods of the underlying contractual arrangements. The corresponding accumulated amortization was $32.9 million and $23.2 million at December 31, 2009 and 2008, respectively. Amortization expense related to estimated physician and physician group guarantee costs was $21.3 million, $15.1 million and $10.2 million during the years ended December 31, 2009, 2008 and 2007, respectively. Based on the December 31, 2009 balances, future amortization expense is expected to be $18.9 million, $12.2 million and $3.5 million during the years ending December 31, 2010, 2011 and 2012, respectively.

p.	Comprehensive income

GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. A rollforward of the Company’s accumulated other comprehensive income (loss) is presented in the table below (in thousands).

	Unrealized Gains (Losses) on Available-for-Sale Securities	Interest Rate Swap Contract	Totals
Balances at January 1, 2007, net of income taxes of $353	$654	$—	$654
Unrealized gains on available-for-sale securities, net of income taxes of $128	237	—	237
Change in fair value of interest rate swap contract, net of income taxes of $39,586	—	(59,116)	(59,116)
Losses reclassified into earnings from other comprehensive income, net of income taxes of $197	365	—	365

Balances at December 31, 2007, net of income taxes of $38,908	1,256	(59,116)	(57,860)
Unrealized losses on available-for-sale securities, net of income taxes of $2,836	(5,263)	—	(5,263)
Change in fair value of interest rate swap contract, net of income taxes of $74,250	—	(110,798)	(110,798)
Losses reclassified into earnings from other comprehensive income, net of income taxes of $2,158	4,007	—	4,007

Balances at December 31, 2008, net of income taxes of $113,836	—	(169,914)	(169,914)
Unrealized gains on available-for-sale securities, net of income taxes of $735	1,351	—	1,351
Change in fair value of interest rate swap contract, net of income taxes of $37,602	—	48,321	48,321

Balances at December 31, 2009, net of income taxes of $75,499	$1,351	$(121,593)	$(120,242)

The Company’s interest rate swap contract has been a perfectly effective hedge instrument since its inception. Therefore, changes in its estimated fair value have been recognized as a component of other comprehensive income (loss). See Note 2(a) and Note 5 for further discussion of the interest rate swap contract.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

q.	Legal and other loss contingencies

Management regularly reviews the status of the Company’s legal matters and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company records a reserve. Significant judgment is required when determining probability and whether an exposure is reasonably estimable. Predicting the final outcome of claims and lawsuits and estimating financial exposure requires consideration of substantial uncertainties and, therefore, actual costs may vary materially from management’s estimates. Changes in estimates of the financial exposure for legal matters and other loss contingencies could have a material impact on the Company’s consolidated financial position, results of operations and liquidity. See Notes 10 and 13 for information regarding the Company’s material legal matters and other loss contingencies.

r.	Recent accounting developments

International Financial Reporting Standards (“IFRS”) is a set of standards and related interpretations that have been adopted by the International Accounting Standards Board to provide a comprehensive framework for accounting and financial reporting. The SEC proposed a long-term transition plan that would ultimately require domestic registrants to convert from GAAP to IFRS. The SEC’s primary objective is for domestic registrants to provide financial statements using a single set of high-quality, globally accepted accounting and financial reporting standards, which would align the financial statements of domestic registrants with those already provided by public companies in many other countries.

Based on the SEC’s proposed transition plan, the Company will not be required to adopt IFRS earlier than the filing of its Annual Report on Form 10-K for the year ending December 31, 2014; however, the Company will be required to retrospectively restate all periods presented in the consolidated financial statements of that Form 10-K with the cumulative effect of the change in accounting principle recognized as of January 1, 2012. Due to the complex analyses necessary to compare GAAP to IFRS, management has not yet determined the impact of the SEC’s proposed IFRS transition plan on the Company’s consolidated financial statements if such plan is adopted in its current form.

2.	Long-Term Debt

The table below summarizes the Company’s long-term debt and capital lease obligations (in thousands).

	December 31,
	2009	2008
		(as adjusted - see Note 12)
Revolving credit facilities (a)	$—	$—
Term Loan (a)	2,508,934	2,579,875
Senior Notes, net of discounts of approximately $2,322 and $2,691 at December 31, 2009 and 2008, respectively (b)	397,678	397,309
2028 Notes and 2023 Notes, net of discounts of approximately $16,605 and $42,670 at December 31, 2009 and 2008, respectively (c)	75,067	157,552
Installment notes and other unsecured long-term debt at interest rates ranging from 4.2% to 7.5%, payable through 2025	6,023	7,969
Capital lease obligations (see Note 3)	52,959	64,129

	3,040,661	3,206,834
Less current maturities	(35,989)	(62,792)

Long-term debt and capital lease obligations, less current maturities	$3,004,672	$3,144,042

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

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

(ii)	$3.25 billion in new variable rate senior secured credit facilities (the “Credit Facilities”) that closed on February 16, 2007. The Credit Facilities were initially used to fund the special cash dividend and repay all amounts then outstanding (i.e., $275.0 million) under a predecessor credit agreement; and

(iii)	an indefinite suspension of future dividends and the cessation of common stock repurchases under the Company’s $250 million common stock repurchase program (unless management determines that the Company’s common stock is significantly undervalued in the marketplace and the Company is otherwise enabled to make treasury stock purchases).

The Credit Facilities consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Credit Facilities are (i) secured by a significant portion of the Company’s real property, as well as certain other assets, including the Company’s common stock and ownership interests in substantially all of its subsidiaries, and (ii) guaranteed as to payment by the Company’s subsidiaries (other than certain exempted subsidiaries). In effect, almost all of the Company’s assets directly or indirectly collateralize the Credit Facilities, as well as the 6.125% Senior Notes due 2016 and the 2009 Demand Note (as described below), both of which rank on a pari passu basis with the Credit Facilities.

The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. The Company is also required to repay principal under the Term Loan in an amount that can be as much as 50% of its annual Excess Cash Flow, as such term is defined in the loan agreement. Based on the annual Excess Cash Flow generated during the years ended December 31, 2008 and 2007, the Company was required to repay principal of approximately $94.1 million and $47.9 million, respectively. The Company satisfied these Term Loan requirements with principal payments of $18.4 million and $123.6 million during the years ended December 31, 2009 and 2008, respectively. The Company also prepaid $25.0 million of principal under the Term Loan during the year ended December 31, 2009. There was no annual Excess Cash Flow generated during the year ended December 31, 2009. Throughout the Revolving Credit Agreement’s six-year term, the Company is obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the Credit Facilities may be repaid at the Company’s option at any time, in whole or in part, without penalty.

The Company can elect whether interest on the Credit Facilities, which is generally payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above the Company’s selected base rate and is subject to modification in certain circumstances. Additionally, the Company may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the agreements underlying the Credit Facilities, the Company entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the Term Loan. Notwithstanding this contractual arrangement, the Company remains ultimately responsible for all amounts due and payable under the Term Loan. Therefore, the Company is exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract. The interest rate swap contract provides for the Company to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At December 31, 2009, approximately $126.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.0% on both December 31, 2009 and February 19, 2010).

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

Although there were no amounts outstanding under the Revolving Credit Agreement on February 19, 2010, standby letters of credit in favor of third parties of approximately $44.8 million reduced the amount available for borrowing thereunder to $455.2 million on such date. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.0% on both December 31, 2009 and February 19, 2010.

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

In connection with the closing of the Credit Facilities, the Company incurred approximately $47.7 million of financing costs that were capitalized. Such costs are being amortized to interest expense using the effective interest method. In connection with the Company’s annual Excess Cash Flow payments and Term Loan prepayment, $0.4 million and $1.5 million of deferred financing costs were written off during the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2007, the Company wrote off $0.7 million of deferred financing costs in connection with the Recapitalization and the related termination of a predecessor credit agreement.

Demand Promissory Notes. On July 14, 2009, the Company executed a $10.0 million demand promissory note in favor of a bank (the “2009 Demand Note”). The 2009 Demand Note replaced a $20.0 million demand promissory note with the same bank that was terminated on June 30, 2009 with no amounts outstanding thereunder at that time. Pursuant to the terms and conditions of the 2009 Demand Note, the Company may borrow and repay, on a revolving basis, up to the principal face amount of the note. Such borrowings, if any, will be secured on a pari passu basis with the Credit Facilities. All principal and accrued interest under the 2009 Demand Note will be immediately due and payable upon the bank’s written demand. Absent such a demand, interest will be payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the loan agreement, plus 2.0%. Although there were no amounts outstanding on December 31, 2009 and February 19, 2010, the effective interest rate on the 2009 Demand Note was approximately 2.3% on both those dates.

b.	Senior Debt Securities

On April 21, 2006, the Company completed the sale of $400.0 million of 6.125% Senior Notes due 2016 (the “Senior Notes”), resulting in net proceeds of approximately $396.3 million that the Company used to repay a portion of the then outstanding balance under a predecessor credit agreement. The Senior Notes mature on April 15, 2016 and bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on April 15 and October 15. The Senior Notes were initially unsecured obligations; however, as a result of the Recapitalization, they were secured on a pari passu basis with the Credit Facilities.

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

Upon the occurrence of certain events, which are described below, the 2028 Notes become convertible into cash and, in select situations, shares of the Company’s common stock at a predetermined conversion rate that is subject to mandatory adjustment in some circumstances. The 2028 Notes are convertible at the option of the holders at the applicable “Conversion Rate” on any day prior to the scheduled trading day immediately preceding November 1, 2027 under the following circumstances: (i) if during any fiscal quarter after the quarter ended September 30, 2008 (and only during such fiscal quarter) the last reported sales price of the Company’s common stock for at least twenty trading days during the period of thirty consecutive trading days ending on the last trading day of the previous fiscal quarter is greater than or equal to 130% of the “Conversion Price” per share of the Company’s common stock on each such trading day; (ii) if the Company calls the 2028 Notes for redemption; (iii) if during the five business-day period after any five consecutive trading day period (i.e., the measurement period) in which the trading price per note for each day of the measurement period is less than 98% of the product of the last reported sales price of the Company’s common stock and the applicable Conversion Rate on each such day; or (iv) upon the occurrence of specified transactions, including, among other things, certain distributions to the Company’s stockholders. The 2028 Notes are also convertible at the option of the noteholders at any time from November 1, 2027 through the third scheduled trading day immediately preceding their maturity date.

Upon the issuance of the 2028 Notes, the Conversion Rate was initially set at 85.034 shares of the Company’s common stock per $1,000 principal amount of such notes. The corresponding Conversion Price was initially set at $11.76 per share of the Company’s common stock. Both the Conversion Rate and the Conversion Price are subject to mandatory adjustment upon the occurrence of certain events that are identified in the indenture governing the 2028 Notes. Noteholders are entitled to receive additional shares or cash upon the conversion of their notes if (i) the volume-weighted average price of the Company’s common stock during an Observation Period, as such term is defined in the indenture that the Company entered into on May 21, 2008, is greater than the Conversion Price or (ii) certain Fundamental Changes occur prior to May 1, 2014. The 2028 Notes are subject to various covenants that are described in the indenture. The indenture also contains customary events of default and related cure provisions.

During the years ended December 31, 2009 and 2008, the Company used cash on hand to repurchase approximately $108.6 million and $50.0 million, respectively, of principal face amount 2028 Notes. Such notes were repurchased in the open market at approximately 56.8% of their principal face amount, plus accrued and unpaid interest. In connection with the 2028 Note repurchases, the Company recorded net gains on the early extinguishment of debt of $16.2 million and $15.9 million during the years ended December 31, 2009 and 2008, respectively.

When the 2028 Notes were originally issued, the Company recorded a debt discount of approximately $58.1 million and an after-tax increase to additional paid-in capital of $34.0 million. The outstanding 2028 Notes at December 31, 2009 (principal face amount of $91.4 million) were recorded net of a $16.6 million debt discount. The Company is amortizing such debt discount over a remaining period of 4.3 years using an effective interest rate of approximately 8.8%. The Company recorded interest expense of $7.8 million and $10.6 million on the 2028 Notes during the years ended December 31, 2009 and 2008, respectively.

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

The 2023 Notes are general unsecured obligations and are subordinated in right of payment to the Company’s existing and future indebtedness that is not expressly subordinated or equal in right of payment to the 2023 Notes. The 2023 Notes are convertible into cash and, in limited situations, shares of the Company’s common stock. Based on the 2023 Notes that remain outstanding, the Company would never be required to issue more than a nominal number of shares of its common stock to the noteholders. Pursuant to the original indenture governing the 2023 Notes, the Company paid interest at 1.50% per annum of the principal face amount of the 2023 Notes. Effective June 30, 2006, the Company entered into the Third Supplemental Indenture with respect to the 2023 Notes, which requires the Company to make additional cash payments to the noteholders equal to 2.875% per annum of the principal face amount of the outstanding 2023 Notes. Accordingly, the noteholders now receive total annual payments of 4.375% of the principal face amount of their outstanding 2023 Notes.

During the year ended December 31, 2008, the Company used the net proceeds from the sale of the 2028 Notes and cash on hand to repurchase $292.0 million of then outstanding principal face amount 2023 Notes. Such notes were repurchased in the open market at 100% of their principal face amount, plus accrued and unpaid interest. In connection with the 2023 Note repurchases, the Company recorded losses on the early extinguishment of debt of approximately $0.7 million.

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

Since the 2023 Notes were originally issued, the Company has recorded after-tax increases to additional paid-in capital aggregating approximately $25.8 million. The Company recorded interest expense of $14.5 million and $29.7 million on the 2023 Notes during the years ended December 31, 2008 and 2007, respectively. Interest expense for the year ended December 31, 2009 was nominal.

Other. The estimated fair values of the Company’s long-term debt instruments, determined by reference to quoted market prices, were as follows (in thousands):

	December 31,
	2009	2008
2028 Notes	$94,021	$86,956
2023 Notes	228	97
Senior Notes	375,000	256,000
Term Loan	2,371,947	1,694,419

The estimated fair values of the Company’s other long-term debt instruments reasonably approximate their carrying amounts in the consolidated balance sheets. See Note 1(j) and Note 5 for discussion of the estimated fair values of the Company’s other financial instruments, including valuation methods and significant assumptions.

At December 31, 2009, the Company was in compliance with all of the covenants contained in its debt agreements. Moreover, at such date, the Company had reserved a sufficient number of shares of its common stock to satisfy potential conversions of some or all of the 2028 Notes and the 2023 Notes.

Capitalized interest was approximately $4.8 million, $4.2 million and $3.5 million during the years ended December 31, 2009, 2008 and 2007, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

Scheduled maturities of long-term debt, exclusive of capital lease obligations, for the next five years ending December 31 and thereafter are as follows (in thousands):

2010	$26,827
2011	28,678
2012	28,609
2013	28,855
2014	2,492,258
Thereafter	401,402

$3,006,629

For purposes of the above table, it was assumed that the 2023 Notes and the 2028 Notes would be repurchased on August 1, 2013 and May 1, 2014 respectively, because the noteholders can unilaterally exercise their contractual rights to require the Company to repurchase some or all of their notes on such dates.

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

	Operating			Capital	Totals
	Real Property	Real Property Master Leases	Equipment	Real Property and Equipment
2010	$24,972	$10,576	$38,456	$12,498	$86,502
2011	21,404	10,257	31,406	10,094	73,161
2012	18,225	10,239	25,908	5,668	60,040
2013	15,040	9,275	16,642	4,501	45,458
2014	12,991	8,452	4,146	4,071	29,660
Thereafter	53,297	30,047	5,455	67,559	156,358

Total minimum payments	$145,929	$78,846	$122,013	104,391	$451,179

Less amounts representing interest				(51,432)

Present value of minimum lease payments				$52,959

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

The Company entered into capital leases for real property and equipment of approximately $3.0 million, $17.1 million and $12.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense pertaining to property, plant and equipment under capital lease arrangements is included with depreciation and amortization expense in the consolidated statements of income.

The table below summarizes the Company’s assets under capital lease arrangements and other assets that are directly related to the Company’s leasing activities (e.g., leasehold improvements, etc.).

	December 31,
	2009	2008
	(in thousands)
Property, plant and equipment under capital lease arrangements and other capitalized assets relating to leasing activities	$1,053,190	$1,028,776
Accumulated depreciation and amortization	(491,564)	(436,898)

Net book value	$561,626	$591,878

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Joint Ventures, Acquisitions, Divestitures and Other Activity

Joint Venture and Other Related Activity. As of December 31, 2009, the Company had established joint ventures to own/lease and operate 24 of its hospitals, including new joint ventures at 16 hospitals during the year ended December 31, 2009. Local physicians and/or other health care organizations own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. The Company owns a majority of the equity interests in each joint venture and manages each hospital’s day-to-day operations. Management continues to evaluate new joint venture opportunities.

Novant Health, Inc. On March 31, 2008, Novant Health, Inc. and one or more of its affiliates (collectively, “Novant”) paid the Company $300.0 million for (i) a 27% equity interest in a limited liability company that then owned/leased and operated the Company’s seven general acute care hospitals in North Carolina and South Carolina (the “Carolina Joint Venture”) and (ii) certain property, plant and equipment of the physician practices that were affiliated with those hospitals. After considering approximately $84.1 million of goodwill allocated to the North Carolina and South Carolina hospitals, this transaction yielded a gain of $203.4 million ($0.51 per diluted share) that was split between continuing operations ($161.4 million) and discontinued operations ($42.0 million). Gain treatment would not have been permitted for this transaction under the new accounting and disclosure rules that are discussed at Note 12. During 2008, Novant assumed full operational and fiscal responsibility for the aforementioned physician practices; however, the Company was required to partially subsidize the losses, if any, of such physician practices for a period of up to three years in an amount not to exceed $4.0 million per annum (the “Physician Subsidy”). Accordingly, discontinued operations for the year ended December 31, 2008 also included a $7.9 million charge for the present value of the Company’s estimated Physician Subsidy payments.

Effective October 1, 2009, the Carolina Joint Venture was restructured as described below, resulting in a gain of approximately $10.4 million ($0.03 per diluted share) that has been included in discontinued operations under gains on sales of assets and related other. The portion of the gain attributable to the remeasurement of the Company’s retained interest in each of Franklin Regional Medical Center and Upstate Carolina Medical Center was nominal. The realized gain was determined after allocating $14.3 million of goodwill to those hospitals.

(i)	all of the equity interests in Davis Regional Medical Center in Statesville, North Carolina, Sandhills Regional Medical Center in Hamlet, North Carolina, Carolina Pines Regional Medical Center in Hartsville, South Carolina and Chester Regional Medical Center in Chester, South Carolina were distributed from the Carolina Joint Venture to the Company;

(ii)	Franklin Regional Medical Center in Louisburg, North Carolina and Upstate Carolina Medical Center in Gaffney, South Carolina continue to be owned by the Carolina Joint Venture; however, Novant now manages both hospitals and receives 99% of the net profits, net losses, free cash flow and capital accounts of those hospitals (effectively reducing the Company’s interest in each hospital from 73% to 1%);

(iii)	Lake Norman Regional Medical Center in Mooresville, North Carolina continues to be owned by the Carolina Joint Venture and managed by the Company (subject to certain management rights expressly delegated to Novant); however, the Company now receives 70% of the net profits, net losses, free cash flow and capital accounts of the hospital (effectively increasing Novant’s interest in the hospital from 27% to 30%);

(iv)	the Company paid Novant approximately $7.6 million, which included the purchase of certain assets used by physicians previously employed by Novant who returned to the Company’s employment. Additionally, the Company agreed to make ten annual installment payments of $200,000 to Novant, the first of which was in January 2010;

(v)	Novant may require the Company to purchase its 30% interest in Lake Norman Regional Medical Center for the greater of $150.0 million or the fair market value of such interest in the hospital. This right is contingent on a change of control or a change in the Company’s senior executive management subsequent to a change in control (both of these contingent events are described in the Carolina Joint Venture’s amended documents of incorporation); and

(vi)	the Company’s remaining Physician Subsidy obligation, if any, was cancelled.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Joint Ventures, Acquisitions, Divestitures and Other Activity (continued)

As a result of the Carolina Joint Venture restructuring, Franklin Regional Medical Center and Upstate Carolina Medical Center have been included in discontinued operations (see Note 11).

Management believes it is not probable that Novant’s contingent right in respect of Lake Norman Regional Medical Center will vest because there are no circumstances known to management that would trigger a change of control. Accordingly, the carrying value of the related redeemable equity security in the Company’s consolidated balance sheets has not been adjusted since October 1, 2009 (i.e., the date that the Carolina Joint Venture restructuring was completed) insofar as the contingent right is concerned.

Other. On April 16, 2007, the Company paid $32.0 million to a noncontrolling shareholder to acquire the 20% equity interests that it did not previously own in each of Dallas Regional Medical Center at Galloway and the Woman’s Center at Dallas Regional Medical Center. Both such hospitals are located in Mesquite, Texas and are now wholly owned by the Company. In connection with these two acquisitions, the carrying values of the Company’s property, plant and equipment and noncontrolling interests were each reduced by approximately $10.7 million. See Note 11 for information regarding the closure of the Woman’s Center at Dallas Regional Medical Center on June 1, 2008.

The table below presents certain information regarding the changes in the ownership interests of Health Management Associates, Inc. in its consolidated subsidiaries as a result of the abovementioned 2009 joint venture activity (in thousands). No similar disclosures are required for the years ended December 31, 2008 and 2007.

Net income attributable to Health Management Associates, Inc.	$138,182
Changes in the additional paid-in capital of Health Management Associates, Inc. due to:
Sale of subsidiary shares to a noncontrolling shareholder	2,019
Purchase of subsidiary shares from a noncontrolling shareholder	(6,594)
Incremental costs of certain transactions with noncontrolling shareholders	(1,054)

Net transfers to a noncontrolling shareholder and related other	(5,629)

Change from net income attributable to Health Management Associates, Inc., net transfers to a noncontrolling shareholder and related other	$132,553

When completing a joint venture transaction, a subsidiary of Health Management Associates, Inc. customarily issues equity securities that provide for the unilateral redemption of such securities by noncontrolling shareholders at the lower of their original investment or fair market value. As recorded in the Company’s consolidated balance sheets, redeemable equity securities represent (i) the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings and (ii) the estimated fair value of Novant’s contingent right in respect of Lake Norman Regional Medical Center. At December 31, 2009 and through February 19, 2010, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of the Company’s redeemable equity securities is summarized in the table below (in thousands).

	Years Ended December 31,
	2009	2008	2007
Balances at the beginning of the year	$48,868	$19,306	$41,743
Investments by noncontrolling shareholders	65,063	31,154	9,563
Distributions to noncontrolling shareholders	(29)	(1,592)	—
Purchases of subsidiary shares from a noncontrolling shareholder	—	—	(32,000)
Estimated fair value of a noncontrolling shareholder’s contingent right	68,571	—	—

Balances at the end of the year	$182,473	$48,868	$19,306

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Joint Ventures, Acquisitions, Divestitures and Other Activity (continued)

Acquisition Activity. Effective December 1, 2009, the Company acquired the Sparks Health System (“Sparks”) in Fort Smith, Arkansas, which included, among other things, a 492-bed general acute care hospital, physician practices and other related health care operations. The cash paid for this acquisition of approximately $138.2 million, excluding transaction-related costs, was primarily for property, plant and equipment. The acquisition of Sparks was in furtherance of that portion of the Company’s business strategy that calls for the acquisition of hospitals in rural and non-urban areas.

Effective September 30, 2009, a subsidiary of Health Management Associates, Inc. issued equity securities valued at approximately $9.2 million for certain ancillary health care businesses. Management is evaluating similar opportunities.

Divestitures. During the year ended December 31, 2008, the Company sold three home health agencies, two nursing homes and a health care billing operation in separate transactions for a combined cash purchase price of approximately $17.3 million. During such year, the Company also sold or disposed of sundry assets from its property, plant and equipment. After allocating $1.3 million of goodwill, these business unit and asset sales/dispositions yielded a net gain of $8.2 million. During the year ended December 31, 2009, the Company sold a home health agency for $2.5 million, yielding a gain in the same amount. These gains have been included in gains on sales of assets (continuing operations) in the consolidated statements of income. Historically, these disposed business units contributed nominally to the Company’s consolidated operating results.

See Note 11 for discussion of certain completed and pending divestitures that were treated as discontinued operations in the Company’s consolidated financial statements.

Other. The Company’s acquisitions are accounted for using the purchase method of accounting. The purchase prices were allocated to the assets acquired and liabilities assumed, if any, based on their estimated exit price fair values on the dates of acquisition. As a result of its 2009 acquisitions, the Company recorded goodwill (most of which is not expected to be tax deductible) because the final negotiated purchase prices exceeded the fair value of the net tangible and intangible assets acquired. The Company’s acquisitions are generally financed using a combination of cash on hand and borrowings under the Company’s revolving credit agreements. Specifically, the acquisition of Sparks was funded with approximately $100.2 million of cash on hand and $38.0 million from borrowings under the Revolving Credit Agreement, which amount was repaid by the Company before December 31, 2009.

The table below summarizes purchase price allocations for the Company’s 2009 acquisitions (in thousands).

Assets acquired:
Property, plant and equipment	$139,645
Goodwill	7,733

Total assets acquired	$147,378

The operating results of acquired entities are included in the Company’s consolidated financial statements from the date of acquisition. If an acquired entity was subsequently sold or closed, its operations are included in discontinued operations (see Note 11 for information regarding discontinued operations).

The changes in the carrying amount of goodwill are summarized in the table below (in thousands).

	Years Ended December 31,
	2009	2008
		(as adjusted - see Note 12)
Balances at the beginning of the year	$883,686	$882,929
Current year acquisition activity	7,733	—
Divestitures	—	(1,251)
Adjustments for prior period acquisitions, including income tax matters, net	(567)	2,008

Balances at the end of the year	$890,852	$883,686

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds

General. During September 2006, the FASB issued new fair value accounting rules (the “Fair Value Guidance”), which, among other things, established a framework for measuring fair value and required supplemental disclosures about such fair value measurements. On January 1, 2009, the Company adopted the provisions of the Fair Value Guidance that relate to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis; however, there was no impact on the Company’s financial position or results of operations.

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the estimated fair values of the Company’s financial assets (liabilities) as of December 31, 2009 (in thousands).

	Level 1	Level 2	Level 3
Available-for-sale securities, including those in restricted funds	$116,887	$—	$—
Interest rate swap contract	—	(197,827)	—

Totals	$116,887	$(197,827)	$—

The estimated fair value of the Company’s interest rate swap contract was determined using a model that considers various assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The model also incorporates valuation adjustments for credit risk.

See Note 1(j) and Note 2 for discussion of the estimated fair values of the Company’s other financial instruments, including valuation methods.

Available-For-Sale Securities (including those in restricted funds). Certain supplemental information regarding the Company’s available-for-sale securities is set forth in the table below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of December 31, 2009
Debt funds	$100,238	$269	$(164)	$100,343
Equity funds	14,563	2,050	(69)	16,544

Totals	$114,801	$2,319	$(233)	$116,887

As of December 31, 2008:
Equity funds	$9,663	$—	$—	$9,663

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

As of December 31, 2009, the Company held shares in ten debt-based mutual funds and six equity-based mutual funds. The Company’s available-for-sale securities at December 31, 2008 were comprised of shares in two equity-based mutual funds. Gross realized gains and losses on sales of available-for-sale securities are summarized in the table below (in thousands).

	Years Ended December 31,
	2009	2008	2007
Realized gains	$1,384	$—	$—
Realized losses	—	—	(562)

As of December 31, 2009, six of the Company’s mutual fund investments (aggregate estimated fair value of approximately $34.3 million) had gross unrealized losses of $0.2 million. Due to the Company’s recent purchases of these securities and certain other considerations, management concluded that an other than temporary impairment charge was not necessary. During the year ended December 31, 2008, the Company’s equity fund investments experienced fair values below their historical cost for prolonged and continuous periods. Management concluded that these circumstances, which were caused by significant deterioration in the equity markets and a global recession, represented an other than temporary impairment of such available-for-sale securities. Accordingly, an impairment charge of $6.2 million was recognized during 2008 and recorded in interest and other income in the Company’s consolidated statements of income. In arriving at its conclusion, management considered various factors, including, among other things: (i) the reasons for the diminution in value of the investments; (ii) the likelihood that such investments would increase in fair value in the foreseeable future; and (iii) the severity and duration of the diminution in value. There were no other than temporary impairment charges for available-for-sale securities during the year ended December 31, 2007.

Restricted Funds. The Company’s restricted funds are held by a wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands. Generally, the assets of such subsidiary are limited to use in its proprietary operations. Restricted funds are primarily used to purchase reinsurance policies and pay professional liability losses and loss expenses. The current and long-term classification of restricted funds is principally based on the projected timing of professional liability claim payments. The table below summarizes the estimated fair values of the Company’s restricted funds (in thousands).

	December 31,
	2009	2008
Interest-bearing cash	$3,977	$58,925
Available-for-sale securities	80,302	9,663

Totals	$84,279	$68,588

Certain supplemental information regarding the available-for-sale securities that are included in restricted funds is set forth in the table below (in thousands).

	Years Ended December 31,
	2009	2008	2007
Proceeds from sales	$4,600	$—	$45,579
Purchases	72,117	760	2,621

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Income Taxes

The significant components of income tax expense (benefit) are summarized in the table below (in thousands).

	Years Ended December 31,
	2009	2008	2007
		(as adjusted - see Note 12)	(as adjusted - see Note 12)
Federal:
Current	$(7,703)	$2,407	$678
Deferred	75,807	99,655	62,314

Total federal	68,104	102,062	62,992

State:
Current	(1,017)	4,979	6,896
Deferred	14,660	11,539	2,053

Total state	13,643	16,518	8,949

Totals	$81,747	$118,580	$71,941

Reconciliations of the federal statutory rate to the Company’s effective income tax rates were as follows:

	Years Ended December 31,
	2009	2008	2007
		(as adjusted - see Note 12)	(as adjusted - see Note 12)
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	3.1	3.0
Noncontrolling interests	(5.2)	(1.8)	(0.2)
Other	0.6	(0.4)	(0.3)

Totals	33.9%	35.9%	37.5%

Net income attributable to noncontrolling interests, which is not tax-effected in the consolidated financial statements, dilutes the Company’s effective income tax rates.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Income Taxes (continued)

Tax-effected temporary differences that give rise to federal and state deferred income tax assets and liabilities are summarized in the table below (in thousands).

	December 31,
	2009	2008
		(as adjusted - see Note 12)
Deferred income tax assets:
Interest rate swap contract	$76,234	$113,836
Accrued liabilities	39,149	36,652
Self-insured liabilities	26,121	26,398
State net operating loss and tax credit carryforwards	25,987	23,325
Allowance for doubtful accounts	—	2,238
Other	28,652	38,211

	196,143	240,660
Valuation allowances	(12,764)	(3,936)

Deferred income tax assets, net	183,379	236,724

Deferred income tax liabilities:
Property, plant and equipment	(97,563)	(110,045)
Goodwill	(118,779)	(108,046)
Allowance for doubtful accounts	(40,369)	—
Joint ventures	(62,736)	(72,983)
Deferred gains on the early extinguishment of debt	(13,884)	—
Convertible debt discount amortization	(6,207)	(16,549)
Deferred revenue	(6,632)	—
Prepaid expenses	(13,637)	(13,832)

Deferred income tax liabilities	(359,807)	(321,455)

Net deferred income tax liabilities	$(176,428)	$(84,731)

Valuation allowances are the result of state net operating loss carryforwards that management believes may not be fully realized due to uncertainty regarding the Company’s ability to generate sufficient future state taxable income. State net operating loss carryforwards aggregated approximately $526 million at December 31, 2009 and have expiration dates through December 31, 2029.

A rollforward of the Company’s unrecognized income tax benefits is presented below (in thousands).

	Years Ended December 31,
	2009	2008	2007
Balances at the beginning of the year	$28,520	$32,686	$34,889
Additions for tax positions of the current year	7,299	3,840	15,089
Additions for tax positions of prior years	1,736	1,349	1,583
Reductions for tax positions of prior years	—	(4,349)	(13,985)
Lapses of statutes of limitations	(2,156)	(1,871)	(4,649)
Settlements	(489)	(3,135)	(241)

Balances at the end of the year	$34,910	$28,520	$32,686

Included in the Company’s unrecognized income tax benefits at December 31, 2009, 2008 and 2007 were approximately $0.4 million, $0.4 million and $6.8 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than interest and penalties, the disallowance of those deductions in the short-term would not affect the Company’s effective income tax rates but would accelerate payments to certain taxing authorities.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Income Taxes (continued)

The Company files numerous consolidated and separate federal and state income tax returns. With a few exceptions, there are no ongoing federal or state income tax examinations for periods before December 31, 2006. Management does not expect significant changes to the Company’s income tax reserves over the next year due to current audits and potential statute extensions.

The Company recognizes interest and penalties related to unrecognized income tax benefits in its provision for income taxes. During the years ended December 31, 2009 and 2007, the Company recognized approximately $1.1 million and $1.4 million, respectively, of interest and penalties expense. The Company recognized a corresponding net benefit of $2.6 million during the year ended December 31, 2008 due to the reversal of certain previously established accrued expense balances. At December 31, 2009 and 2008, the Company had accrued $6.0 million and $4.9 million, respectively, for interest and penalties.

In the normal course of business, there may be differences between the Company’s income tax provision for financial reporting purposes and final settlements with taxing authorities. These differences, which principally relate to state income tax matters, are subject to interpretation pursuant to the applicable regulations. Management does not believe that the resolution of these differences will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

7.	Earnings Per Share and Stockholders’ Equity

Basic earnings per share is computed based on the weighted average number of outstanding common shares. Diluted earnings per share is computed based on the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, primarily computed using the treasury stock method. The table below sets forth the computations of basic and diluted earnings (loss) per share for the common stockholders of Health Management Associates, Inc. (in thousands, except per share amounts).

	Years Ended December 31,
	2009	2008	2007
		(as adjusted - see Note 12)	(as adjusted - see Note 12)
Numerators:
Income from continuing operations	$159,355	$212,090	$119,793
Income attributable to noncontrolling interests	(24,981)	(16,077)	(845)

Income from continuing operations attributable to
Health Management Associates, Inc. common stockholders	134,374	196,013	118,948

Income (loss) from discontinued operations	4,586	(27,933)	(1,959)
Loss (income) attributable to noncontrolling interests	(778)	69	519

Income (loss) from discontinued operations attributable to
Health Management Associates, Inc. common stockholders	3,808	(27,864)	(1,440)

Net income attributable to Health Management
Associates, Inc. common stockholders	$138,182	$168,149	$117,508

Denominators:
Denominator for basic earnings (loss) per share-weighted average number of outstanding common shares	245,381	243,307	242,308
Effect of dilutive securities:
Stock-based compensation	1,584	1,364	2,811

Denominator for diluted earnings (loss) per share	246,965	244,671	245,119

Earnings (loss) per share:
Basic
Continuing operations	$0.54	$0.80	$0.49
Discontinued operations	0.02	(0.11)	(0.01)

Net income	$0.56	$0.69	$0.48

Diluted
Continuing operations	$0.54	$0.80	$0.49
Discontinued operations	0.02	(0.11)	(0.01)

Net income	$0.56	$0.69	$0.48

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Earnings Per Share and Stockholders’ Equity (continued)

Approximately 10.0 million, 12.8 million and 7.6 million common stock equivalents relating to stock options to purchase shares of the Company’s common stock were not included in the computations of diluted earnings per share during the years ended December 31, 2009, 2008 and 2007, respectively, because the exercise prices of such stock options were greater than the average market price of the Company’s common stock during the respective measurement periods. Approximately 2.0 million, 3.1 million and 0.9 million common stock equivalents relating to deferred stock and restricted stock were not included in the computations of diluted earnings per share during the years ended December 31, 2009, 2008 and 2007, respectively, because their effect was antidilutive or satisfaction of required performance and market conditions for certain stock-based compensation was not achieved by the end of the reporting period.

GAAP requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the convertible debt instrument was met. However, the Company’s 2028 Notes were structured so that the common stock underlying those securities are not immediately included in the diluted earnings per share calculations.

On July 21, 2008, the Company retired all of the shares of treasury stock that it held on such date. The Company previously acquired those shares under its common stock repurchase programs.

In connection with the termination of a long-term contingent incentive compensation program for certain senior executive officers, escrowed dividends of approximately $2.3 million were forfeited by program participants and released to the Company during the year ended December 31, 2008.

8.	Stock-Based Compensation

Background. The Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan (the “EICP”) permits the Company to grant stock awards to (i) employees and (ii) non-employed physicians and clinicians who provide the Company with bona fide advisory or consulting services. The Company has granted non-qualified stock options and awarded other stock-based compensation to key employees under the EICP or its predecessor plan agreement; however, no stock awards have been granted to non-employed physicians and clinicians. The Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan (the “2006 Director Plan”) provides for annual issuances of restricted stock awards to independent directors serving on the Board of Directors. Prior to 2006, the non-employee independent members of the Company’s Board of Directors were granted non-qualified stock options under the Stock Option Plan for Outside Directors.

In light of the Recapitalization, which is more fully discussed at Note 2(a), the Company made the required antidilution adjustments to its outstanding deferred stock and stock option awards to account for the special cash dividend of $10.00 per common share. Additionally, pursuant to the provisions of the 2006 Director Plan, the Board of Directors (i) increased the annual awards to each independent director from 3,500 restricted shares to 12,000 restricted shares, commencing January 1, 2008, and (ii) increased the number of shares eligible for grant from 151,000 to 353,740. With the January 1, 2010 restricted stock award to independent directors, which was further increased to 20,000 shares per director, there is only a nominal amount of shares remaining available for award under the 2006 Director Plan.

The Company has approximately 43.4 million shares of common stock authorized for stock-based compensation under all of its plans (18.2 million shares remained available for award at December 31, 2009). Generally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises and other stock-based compensation arrangements. If an award granted under a stock-based plan is forfeited, expires, terminates or is otherwise cancelled without delivery of shares of common stock to the plan participant, then the underlying shares will become available again for the benefit of employees, directors and non-employed physicians and clinicians.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

General. Effective October 1, 2005, GAAP required that the fair value of all share-based payments to employees be measured on their grant date and either recognized as expense in the income statement over the requisite service period or, if appropriate, capitalized and amortized. The Company recognizes compensation cost for (i) all stock-based awards granted or modified after September 30, 2005 and (ii) the portion of previously granted awards for which the requisite service had not been rendered as of September 30, 2005.

Compensation expense for the stock-based arrangements described below, which is recorded in salaries and benefits in the consolidated statements of income, was approximately $10.9 million, $18.2 million and $18.4 million during the years ended December 31, 2009, 2008 and 2007, respectively. The Company has not capitalized any stock-based compensation amounts. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally aligned with the underlying stock-based award’s vesting period. For stock-based arrangements with performance conditions as a prerequisite to vesting, compensation expense is not recognized until it is probable that the corresponding performance condition will be achieved. During the years ended December 31, 2009, 2008 and 2007, stock-based compensation expense yielded income tax benefits of $3.9 million, $6.6 million and $6.6 million, respectively, that have been recognized in the consolidated statements of income.

Cash receipts from all stock-based plans during the years ended December 31, 2009 and 2007 were approximately $9.7 million and $24.8 million, respectively. There were no corresponding cash receipts during the year ended December 31, 2008. Realized income tax benefits, including those benefits pertaining to deferred stock and restricted stock awards for which the Company receives no cash proceeds upon issuance of the underlying common stock, were $3.0 million, $1.7 million and $4.2 million during the years ended December 31, 2009, 2008 and 2007, respectively. Approximately $0.2 million and $0.3 million of the income tax benefits for the years ended December 31, 2009 and 2007, respectively, were deemed to be excess income tax benefits and were reclassified to financing activities in the consolidated statements of cash flows. There were no corresponding excess income tax benefits during the year ended December 31, 2008.

Deferred Stock and Restricted Stock Awards. Deferred stock is a right to receive shares of common stock upon fulfillment of specified conditions. Historically, the Company’s only deferred stock vesting condition has been continuous employment. The Company provides deferred stock to its key employees through contingent stock incentive awards that generally vest 20% to 25% on each grant anniversary date or 100% on the fourth grant anniversary date. At the completion of the vesting period, common stock is issued to the grantee.

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

On March 11, 2008, the Compensation Committee (i) approved and implemented a long-term contingent incentive compensation program for certain senior executive officers (the “LTI Program”) and (ii) terminated a predecessor long-term contingent incentive compensation program, which triggered forfeitures of unvested restricted shares. The LTI Program, which was initially effective for the year ended December 31, 2008, provides for contingent long-term incentive compensation in the form of cash payments and equity awards. Participants in the LTI Program have an incentive target that is predicated on base salary. Annual targeted incentive compensation awards are expected to be granted as follows: (i) restricted stock that vests based on service; (ii) restricted stock that vests based on the satisfaction of performance criteria; and (iii) cash based on the satisfaction of the same performance criteria. The predetermined performance criteria that will be reviewed annually for vesting purposes are currently (i) the Company’s common stock price and/or (ii) an operational fiscal measure that is defined in the grant award. Full vesting of awards under the LTI Program also requires continuous employment with the Company over a four-year period. On March 11, 2008, February 17, 2009 and February 16, 2010, awards by the Compensation Committee under the LTI Program included approximately 961,000 shares, 1,221,000 shares and 664,000 shares, respectively, of restricted stock. Upon the resignation of the Company’s former chief executive

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

officer in September 2008, 506,000 shares of restricted stock under the LTI Program were forfeited. Based on the service and performance criteria under the LTI Program, 205,000 shares and 218,000 shares, respectively, of restricted stock vested after December 31, 2009. Because of a look-back feature in the LTI Program, a failure to vest in a performance-based restricted stock award in any particular year can be made up in the cumulative amount based on the Company’s performance in subsequent years.

Information regarding deferred stock and restricted stock award activity for stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized in the table below.

	Shares		Weighted Average Grant Date Fair Values
	Deferred Stock	Restricted Stock	Deferred Stock	Restricted Stock
	(in thousands)	(in thousands)

Pre-Recapitalization:
Balances at January 1, 2007 (non-vested)	1,000	283	$22.67	$20.87
Granted	966	25	21.03	21.11
Vested	—	(6)	—	22.18
Forfeited	(80)	—	22.83	—

Balances at February 28, 2007 (non-vested)	1,886	302	22.11	22.09

Post-Recapitalization (after antidilution adjustments):
Balances at March 1, 2007 (non-vested)	3,798	302	$10.98	$22.09
Granted	127	—	11.27	—
Vested	(567)	—	12.24	—
Forfeited	(270)	(108)	10.88	22.18

Balances at December 31, 2007 (non-vested)	3,088	194	10.77	22.04
Granted	4,015	1,045	5.34	5.27
Vested	(1,059)	(41)	10.63	22.02
Forfeited	(1,036)	(629)	7.98	8.57

Balances at December 31, 2008 (non-vested)	5,008	569	7.02	6.25
Granted	135	1,317	5.64	1.76
Vested	(1,792)	(104)	6.46	7.34
Forfeited	(368)	(32)	7.71	5.27

Balances at December 31, 2009 (non-vested)	2,983	1,750	7.03	2.83

Subsequent to December 31, 2009, approximately 793,000 shares of deferred stock vested based on completion of the required service. Additionally, the Company granted new deferred stock awards to certain key managers. Underlying those awards were 4.2 million shares of the Company’s common stock that will vest 25% on each anniversary date of the grant if the individual remains employed by the Company on such date.

The aggregate intrinsic values of deferred stock and restricted stock issued during the years ended December 31, 2009, 2008 and 2007 were approximately $5.6 million, $4.7 million and $3.9 million, respectively. The aggregate grant date fair values of deferred stock and restricted stock awards that vested during such years were $12.3 million, $12.2 million and $7.1 million, respectively.

During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $10.7 million, $16.3 million and $12.1 million, respectively, of compensation expense attributable to deferred stock and restricted stock awards. Except for awards that require the attainment of certain predetermined market prices of the Company’s common stock as a vesting requirement (i.e., a market condition), compensation expense is predicated on the fair value (i.e., market price) of the underlying stock on the date of grant. For awards with a market condition, management uses valuation methodologies to estimate the fair values thereof; however, such awards had a nominal financial impact on the Company’s consolidated operating results during the years presented herein.

At December 31, 2009, there was approximately $19.0 million of unrecognized compensation cost attributable to non-vested deferred stock and restricted stock awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 1.9 years.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

Stock Options. All employee stock options have ten year terms and vest 25% on each grant anniversary date over four years of continued employment. Stock options granted to the non-employee independent members of the Company’s Board of Directors have ten year terms and vest 25% on each grant anniversary date, provided that such individual remains an independent director on the vesting dates. Information regarding stock option activity for the Company’s stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized in the table below.

	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Values
	(in thousands)			(in thousands)
Pre-Recapitalization:
Outstanding at January 1, 2007	9,501	$17.71
Exercised	(1,518)	15.05
Terminated	(60)	21.38

Outstanding at February 28, 2007	7,923	18.20

Post-Recapitalization (after antidilution adjustments):
Outstanding at March 1, 2007	15,862	$9.04
Exercised	(233)	8.33
Terminated	(446)	10.70

Outstanding at December 31, 2007	15,183	9.00
Granted	500	4.75
Terminated	(2,706)	10.58

Outstanding at December 31, 2008	12,977	8.48
Exercised	(1,632)	5.94
Terminated	(2,795)	7.29

Outstanding at December 31, 2009	8,550	$9.38	3.3	$2,163

Exercisable options at December 31, 2009	8,175	$9.59	3.1	$1,218

Options vested or expected to vest at December 31, 2009	$8,500	$9.41	3.3	$2,039

The aggregate intrinsic values of stock options exercised during the years ended December 31, 2009 and 2007 were approximately $2.6 million and $7.7 million, respectively. There were no stock options exercised during the year ended December 31, 2008.

Below is information regarding outstanding and exercisable stock options at December 31, 2009.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
	(in thousands)			(in thousands)

$4.75	500	8.7	$4.75	125	$4.75
6.02	722	0.4	6.02	722	6.02
8.25	1,044	1.4	8.25	1,044	8.25
9.22	1,825	3.3	9.22	1,825	9.22
9.91	1,624	2.4	9.91	1,624	9.91
11.31	2,835	4.3	11.31	2,835	11.31

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $0.2 million, $1.9 million and $6.3 million, respectively, of compensation expense attributable to stock option awards. Such stock-based compensation expense was predicated on the estimated fair values of stock option awards as determined by the Black-Scholes option pricing model. At December 31, 2009, there was $0.5 million of unrecognized compensation cost attributable to non-vested employee stock option compensation awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 2.9 years. The aggregate grant date fair values of stock options that vested during the years ended December 31, 2009, 2008 and 2007 were $0.2 million, $4.3 million and $6.9 million, respectively.

During the year ended December 31, 2008, the stock option fair value for the award granted during that year was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	—%
Risk-free interest rate	2.6%
Weighted average expected life of options (in years)	5.0
Expected volatility factor for the Company’s common stock	0.330

The expected stock price volatility factor was derived using daily historical market price data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on five-year U.S. Treasury Notes on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The weighted average fair value of the stock option award granted during the year ended December 31, 2008 was $1.59. There were no stock option awards granted during the years ended December 31, 2009 and 2007.

9.	Retirement Plans

The Company has a defined contribution retirement plan that covers substantially all of its employees. This plan includes a provision whereby the Company can elect to match a portion of employee contributions; however, effective January 1, 2009, the Company indefinitely suspended substantially all matching contributions. Total retirement plan matching contribution expense was approximately $0.9 million, $15.2 million and $12.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Additionally, the Company maintains a supplemental retirement plan for certain executives that provides for predetermined annual payments after the attainment of normal retirement age (62) or early retirement age (55) in the case of one participant, if the individuals are still employed by the Company on those dates. Supplemental retirement plan payments generally continue for the remainder of the executive’s life.

10.	Professional Liability Risks

The Company uses its wholly owned captive insurance subsidiary, which is domiciled in the Cayman Islands, to self-insure a significant portion of its professional liability risks. The captive insurance subsidiary provides claims-made coverage to all of the Company’s hospitals and a small number of its employed physicians. To mitigate its exposure to large claims, the captive insurance subsidiary purchases claims-made reinsurance policies for professional liability risks above certain self-retention levels.

Prior to March 1, 2007, substantially all of the Company’s employed physicians were covered under claims-made policies with unrelated third party insurance companies. When a physician terminated employment with the Company, tail insurance was customarily purchased for the portion of employed service that was previously covered under a claims-made policy. Effective March 1, 2007, the Company began providing occurrence-basis insurance policies to most of its employed physicians through a wholly owned risk retention group subsidiary that is domiciled in South Carolina. Employed physicians not covered by the risk retention group generally have claims-made policies with unrelated third party insurance companies.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Professional Liability Risks (continued)

The Company’s discounted reserves for professional liability risks were approximately $154.5 million and $148.7 million at December 31, 2009 and 2008, respectively. Such amounts were derived using a discount rate of 1.50% and a weighted average payment duration of approximately three years. Reductions in the discount rates of 175 basis points in 2008 and 150 basis points in 2007 increased the Company’s reserves by $6.8 million and $5.0 million at December 31, 2008 and 2007, respectively. The Company’s undiscounted reserves for professional liability risks were $160.5 million and $155.2 million at December 31, 2009 and 2008, respectively. The Company includes in current liabilities the estimated loss and loss expense payments that are projected to be satisfied within one year of the balance sheet date.

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

The Company’s discontinued operations during the years presented herein included: (i) the 172-bed Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas; (ii) 79-bed Southwest Regional Medical Center in Little Rock, Arkansas; (iii) 80-bed Lee Regional Medical Center in Pennington Gap, Virginia; (iv) 133-bed Mountain View Regional Medical Center in Norton, Virginia; (v) 189-bed Gulf Coast Medical Center in Biloxi, Mississippi; (vi) 70-bed Franklin Regional Medical Center in Louisburg, North Carolina; (vii) 125-bed Upstate Carolina Medical Center in Gaffney, South Carolina; and (viii) certain other health care operations affiliated with those hospitals. As discussed at Note 4, the Company’s physician practices in North Carolina and South Carolina were transitioned to affiliates of Novant Health, Inc. during the year ended December 31, 2008 and, accordingly, discontinued operations also included those entities.

Subsequent to December 31, 2008, the Company modified the group of hospitals and affiliated health care entities that constitute discontinued operations by adding the hospitals in Louisburg, North Carolina and Gaffney, South Carolina (as discussed at Note 4). Accordingly, discontinued operations have been retroactively adjusted in accordance with GAAP to conform to the current period presentation of the consolidated financial statements. See Note 12 for a reconciliation between the Company’s previously reported amounts and its current presentation.

Gulf Coast Medical Center and the Woman’s Center at Dallas Regional Medical Center were closed on January 1, 2008 and June 1, 2008, respectively. Although the Company is currently evaluating various disposal alternatives for those hospitals’ tangible long-lived assets, which primarily consist of property, plant and equipment, the timing of such divestitures has not yet been determined. During management’s evaluative process, it was concluded that the estimated fair value of the hospitals’ long-lived assets, less costs to sell, was lower than the corresponding net book value. Accordingly, the Company recorded long-lived asset and goodwill impairment charges of approximately $4.6 million and $38.0 million during the years ended December 31, 2009 and 2008, respectively, to reduce long-lived assets to their estimated net realizable value and write-off all of the hospitals’ allocated goodwill.

The Company closed Southwest Regional Medical Center on July 15, 2008. On August 28, 2008, the Company completed a sale of the hospital’s tangible long-lived assets, which primarily consisted of property, plant and equipment. The selling price, which was paid in cash, was approximately $14.3 million. After allocating $5.7 million of goodwill to the hospital, this divestiture resulted in a gain of $3.2 million.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Discontinued Operations (continued)

The operating results and cash flows of discontinued operations have been included in the Company’s consolidated financial statements up to the date of disposition. As provided by GAAP, the financial position, operating results and cash flows of the abovementioned entities have been presented as discontinued operations in the Company’s consolidated financial statements. The table below sets forth the underlying details of discontinued operations (in thousands).

	Years Ended December 31,
	2009	2008	2007
		(as adjusted - see Note 12)	(as adjusted - see Note 12)

Net revenue	$70,199	$128,789	$293,532

Operating expenses and other:
Salaries and benefits	27,405	82,302	150,323
Provision for doubtful accounts	16,238	28,867	50,709
Depreciation and amortization	4,064	6,547	11,792
Other operating expenses	21,148	54,433	105,196
Long-lived asset and goodwill impairment charges	4,550	38,000	—

Total operating expenses and other	73,405	210,149	318,020

Loss from operations	(3,206)	(81,360)	(24,488)
Gains on sales of assets and related other, net (see Note 4)	10,412	44,067	21,804
Other expenses, net	(185)	(7,965)	(166)

Income (loss) before income taxes	7,021	(45,258)	(2,850)
Income tax benefit (expense)	(2,435)	17,325	891

Income (loss) from discontinued operations	$4,586	$(27,933)	$(1,959)

The principal components of assets and liabilities of discontinued operations in the Company’s consolidated balance sheets are summarized in the table below (in thousands).

	December 31,
	2009	2008
		(as adjusted - see Note 12)

Accounts receivable, net	$—	$10,239
Supplies, prepaid expenses and other assets	—	5,865
Property, plant and equipment, net	12,754	60,184
Goodwill	—	14,345

Total assets of discontinued operations	$12,754	$90,633

Accounts payable, accrued expenses and other liabilities	$—	$4,307
Capital lease obligations	—	523

Total liabilities of discontinued operations	$—	$4,830

12.	Noncontrolling Interest and Convertible Debt Accounting

During December 2007, the FASB issued new accounting and disclosure rules for noncontrolling interests in consolidated financial statements (the “Noncontrolling Interest Guidance”). The Company was required to adopt these new accounting and disclosure rules on January 1, 2009. Early adoption was prohibited. The Noncontrolling Interest Guidance had no material accounting impact on the Company’s financial position or results of operations; however, the Company conformed the presentation of the consolidated financial statements included in this report with the new requirements. Specifically, the Company was required to present (i) noncontrolling (minority)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Noncontrolling Interest and Convertible Debt Accounting (continued)

interests as equity in its consolidated balance sheets and (ii) earnings attributable to noncontrolling interests as part of its consolidated earnings and not as a separate component of income or expense. In addition to the Noncontrolling Interest Guidance, the SEC issued supplemental guidance for registrants with equity-classified securities that are redeemable for cash at the option of the holders of such securities. In those circumstances, the SEC’s supplemental guidance provides that a registrant must use a temporary equity classification and capture the minimum amount that could be unilaterally redeemed for cash. Because certain holders of the Company’s noncontrolling interests maintain these unilateral rights, the Company characterized the related amounts as temporary equity in its consolidated balance sheets under the caption “redeemable equity securities.”

During May 2008, the FASB issued a staff position that provided new accounting rules for convertible debt instruments that may be settled in cash upon conversion (the “Convertible Debt Guidance”). Among other things, the Convertible Debt Guidance requires issuers of certain convertible debt instruments to separately account for the liability and equity components thereof and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. The Convertible Debt Guidance also requires retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on periods prior to those presented being recognized as of the beginning of the first period presented. The Company was required to adopt these new accounting rules on January 1, 2009. Early adoption was prohibited. As part of the retrospective restatement, the Company elected January 1, 2007 as the effective date of the cumulative effect of an accounting change under the Convertible Debt Guidance.

The schedules below adjust certain of the Company’s historical consolidated financial statements for: (i) the presentation modifications mandated by the Noncontrolling Interest Guidance and the supplemental guidance provided by the SEC; (ii) the retrospective restatement required by the Convertible Debt Guidance; and (iii) certain reclassification adjustments for discontinued operations (see Note 11) and other nominal matters to conform to the current period presentation. The effects of these adjustments have also been reflected in the consolidated statements of stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. Retrospective restatement using the Convertible Debt Guidance had no impact on basic earnings per share for the year ended December 31, 2008 but increased diluted earnings per share for such year by approximately $0.01. For the year ended December 31, 2007, retroactive application of the Convertible Debt Guidance reduced basic and diluted earnings per share by $0.02 and $0.01, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31, 2008

(in thousands)

	As Reported	Effects of the Noncontrolling Interest Guidance	Effects of the Convertible Debt Guidance	Discontinued Operations and Other Reclassifications	As Adjusted
Net revenue	$4,451,611	$—	$—	$(91,145)	$4,360,466
Total operating expenses	4,055,411	—	—	(87,293)	3,968,118

Income from operations	396,200	—	—	(3,852)	392,348

Gains on sales of assets, net	211,501	—	—	(41,887)	169,614
Interest and other income, net	416	—	—	—	416
Interest expense	(238,749)	—	(6,710)	54	(245,405)
Gains on early extinguishment of debt, net	6,944	—	8,250	—	15,194
Write-offs of deferred financing costs	(1,497)	—	—	—	(1,497)

Income from continuing operations before minority interests and income taxes	374,815	—	1,540	(45,685)	330,670
Minority interests in earnings of consolidated entities	(16,008)	16,008	—	—	—

Income from continuing operations before income taxes	358,807	16,008	1,540	(45,685)	330,670
Provision for income taxes	(135,505)	—	(616)	17,541	(118,580)

Income from continuing operations	223,302	16,008	924	(28,144)	212,090
Loss from discontinued operations, net of income taxes	(56,077)	—	—	28,144	(27,933)

Consolidated net income	167,225	16,008	924	—	184,157
Net income attributable to noncontrolling interests	—	(16,008)	—	—	(16,008)

Net income attributable to Health Management Associates, Inc.	$167,225	$—	$924	$—	$168,149

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Noncontrolling Interest and Convertible Debt Accounting (continued)

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31, 2007

(in thousands)

	As Reported	Effects of the Noncontrolling Interest Guidance	Effects of the Convertible Debt Guidance	Discontinued Operations and Other Reclassifications	As Adjusted
Net revenue	$4,292,687	$—	$—	$(106,868)	$4,185,819
Total operating expenses	3,862,371	—	—	(88,369)	3,774,002

Income from operations	430,316	—	—	(18,499)	411,817

Gains on sales of assets, net	2,514	—	—	—	2,514
Interest and other income, net	4,799	—	—	—	4,799
Interest expense	(222,743)	—	(3,951)	59	(226,635)
Write-offs of deferred financing costs	(761)	—	—	—	(761)

Income from continuing operations before minority interests and income taxes	214,125	—	(3,951)	(18,440)	191,734
Minority interests in earnings of consolidated entities	(845)	845	—	—	—

Income from continuing operations before income taxes	213,280	845	(3,951)	(18,440)	191,734
Provision for income taxes	(79,127)	—	1,580	5,606	(71,941)

Income from continuing operations	134,153	845	(2,371)	(12,834)	119,793
Loss from discontinued operations, net of income taxes	(14,274)	—	—	12,315	(1,959)

Consolidated net income	119,879	845	(2,371)	(519)	117,834
Net income attributable to noncontrolling interests	—	(845)	—	519	(326)

Net income attributable to Health Management Associates, Inc.	$119,879	$—	$(2,371)	$—	$117,508

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2008

(in thousands)

	As Reported	Effects of the Noncontrolling Interest Guidance	Effects of the Convertible Debt Guidance	Discontinued Operations	As Adjusted

Total current assets from continuing operations	$1,032,996	$—	$—	$(14,669)	$1,018,327
Assets of discontinued operations	18,085	—	—	72,548	90,633
Property, plant and equipment, net	2,430,169	—	—	(42,099)	2,388,070
Goodwill	898,031	—	—	(14,345)	883,686
Other long-term assets	176,248	—	(1,297)	(1,435)	173,516

Total assets	$4,555,529	$—	$(1,297)	$—	$4,554,232

Total current liabilities from continuing operations	$490,271	$—	$—	$(4,649)	$485,622
Liabilities of discontinued operations	—	—	—	4,830	4,830
Deferred income taxes	77,474	—	16,549	—	94,023
Long-term debt and capital lease obligations, less current maturities	3,186,893	—	(42,670)	(181)	3,144,042
Other long-term liabilities	491,036	—	—	—	491,036
Minority interests in consolidated entities	155,558	(155,558)	—	—	—

Total liabilities	4,401,232	(155,558)	(26,121)	—	4,219,553

Redeemable equity securities	—	48,868	—	—	48,868

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock	—	—	—	—	—
Common stock	2,442	—	—	—	2,442
Accumulated other comprehensive income (loss), net	(169,914)	—	—	—	(169,914)
Additional paid-in capital	82,838	—	25,536	—	108,374
Retained earnings	238,931	—	(712)		238,219

Total Health Management Associates, Inc. stockholders’ equity	154,297	—	24,824	—	179,121
Noncontrolling interests	—	106,690	—		106,690

Total stockholders’ equity	154,297	106,690	24,824	—	285,811

Total liabilities and stockholders’ equity	$4,555,529	$—	$(1,297)	$—	$4,554,232

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Commitments and Contingencies

Renovation and Expansion Projects. Management does not believe that the various hospital renovation and expansion projects that were underway at December 31, 2009 are individually significant or that they represent, in the aggregate, a substantial commitment of the Company’s resources. Management estimates that the cost to build and equip a replacement hospital for Walton Regional Medical Center in Monroe, Georgia will range from $40 million to $45 million. Although management recently negotiated a deferral of all construction activities for this replacement hospital until December 1, 2010, the Company is currently obligated to complete construction no later than December 31, 2012.

Standby Letters of Credit. At December 31, 2009, the Company maintained approximately $44.8 million of standby letters of credit in favor of third parties with various expiration dates through October 1, 2010.

ERISA Actions. On or about August 20, 2007, Health Management Associates, Inc. (referred to as “HMA” for purposes of Note 13) and certain of its executive officers and directors were named as defendants in an action entitled Ingram v. Health Management Associates, Inc. et al. (No. 2:07-CV-00529) (the “Ingram Action”), which was filed in the U.S. District Court for the Middle District of Florida, Fort Myers Division (the “Florida District Court”). This action was brought as a purported class action on behalf of all participants in or beneficiaries of the Health Management Associates, Inc. Retirement Savings Plan (the “Plan”) during the period January 17, 2007 through August 20, 2007 and whose participant accounts included shares of HMA’s common stock. The plaintiff alleged, among other things, that the defendants: (i) breached their fiduciary responsibilities to Plan participants and their beneficiaries under the Employee Retirement Income Security Act of 1974 (“ERISA”) and neglected to adequately supervise the management and administration of the Plan; (ii) failed to communicate complete, full and accurate information regarding the Plan’s investments in HMA’s common stock; and (iii) had conflicts of interest. Three similar purported ERISA class action lawsuits were subsequently filed in the Florida District Court.

On May 14, 2008, the Florida District Court granted the plaintiffs’ motion to consolidate the four ERISA actions. The consolidated case continues to be administered under the docket number and caption assigned to the Ingram Action. On May 20, 2009, a U.S. Magistrate Judge issued a report and recommendation as to an interim lead counsel committee for the plaintiffs. On June 10, 2009, such report and recommendation were adopted by the Florida District Court. On July 27, 2009, the plaintiffs filed a consolidated amended complaint, which is similar to the original complaint in the Ingram Action. The defendants named in the consolidated amended complaint include HMA, certain current and former officers and directors of HMA and members of the Plan’s Retirement Committee. During September 2009, the defendants moved to dismiss the consolidated amended complaint for failure to state a claim. The plaintiffs filed a response to the defendants’ motion to dismiss on December 14, 2009. The defendants’ reply in further support of their motion to dismiss was filed in the Florida District Court on January 27, 2010.

The plaintiffs in the Ingram Action, as amended, seek awards of unspecified monetary damages, attorneys’ fees and costs. In connection with the ERISA class action lawsuits that were filed prior to consolidation, counsel for certain plaintiffs sent letters to the Plan’s Retirement Committee claiming that their preliminary calculations indicate the Plan suffered losses of at least $60 million. Management and HMA intend to vigorously defend against all ERISA class action lawsuits.

Derivative Lawsuit. On August 28, 2007, HMA’s directors, three of its executive officers and HMA, as a nominal defendant, were named as defendants in a putative shareholder derivative action entitled Martens v. Health Management Associates, Inc. et al. (C.A. 07-2957), which was filed in the Circuit Court of the 20th Judicial Circuit in Collier County, Florida, Civil Division (the “Circuit Court”). The plaintiff alleges that (i) certain statements made by HMA regarding its provision for doubtful accounts for self-pay patients were false and misleading and (ii) HMA’s payment of a special cash dividend of $10.00 per share of common stock in March 2007 was wasteful. The plaintiff further alleges claims for breach of fiduciary duty, abuse of control, mismanagement, waste and unjust enrichment. The plaintiff seeks, among other things: (i) unspecified monetary damages and restitution from the officers and directors; (ii) modifications to HMA’s governance and internal control; and (iii) an award of attorneys’ fees and costs. On December 10, 2007, the defendants moved to dismiss the complaint for failure to (i) state a claim and (ii) make the required pre-suit demand on HMA’s Board of Directors or plead facts excusing such demand. On April 11, 2008, while the motion to dismiss the complaint was pending, the plaintiff filed an amended complaint that is very similar to the original complaint. On May 5, 2008, the defendants moved to dismiss the amended complaint on the same grounds that were raised in their December 2007 motion. The motion to dismiss remains pending.

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

On November 14, 2007, the Pennsylvania District Court granted the defendants’ motion for summary judgment on the grounds that there were no violations of either the Stark Act or the Anti-Kickback Act. On January 21, 2009, the U.S. Court of Appeals for the 3rd Circuit (docket No. 07-4616) reversed the lower court’s decision and remanded the case back to the Pennsylvania District Court for further proceedings. On March 9, 2009, the defendants petitioned the U.S. Court of Appeals for a rehearing of its decision but this petition was denied on April 14, 2009. On July 31, 2009, the defendants and the plaintiff filed cross-motions for summary judgment and the Pennsylvania District Court subsequently heard oral arguments regarding those motions on December 2, 2009. The motions for summary judgment remain pending. Management intends to vigorously defend HMA and its subsidiary against the allegations in this matter.

Governmental Matter. Several HMA hospitals have received letters requesting information in connection with a Department of Justice (“DOJ”) investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. Management believes that the DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and management is cooperating with the investigation. Management continues to research and review the requested documentation and relevant regulatory guidance issued during the time period under review to determine billing accuracy. Based on the aggregate billings for inpatient kyphoplasty procedures during the period under review that were performed at the HMA hospitals subject to the DOJ’s inquiry, management does not believe that the final outcome of this matter will be material.

Other. As it is not possible to estimate the ultimate loss, if any, relating to each of the abovementioned lawsuits, no loss accruals have been recorded for those matters at either December 31, 2009 or 2008. The Company is also a party to various other legal actions arising out of the normal course of its business; however, management believes that the ultimate resolution of such actions will not have a material adverse effect on the Company.

Due to uncertainties inherent in litigation, management can provide no assurances as to the final outcome of the Company’s outstanding legal actions and other potential loss contingencies. Should an unfavorable outcome occur in some or all of its legal matters, there could be a material adverse effect on the Company’s financial position, results of operations and liquidity.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Quarterly Data (unaudited)

	Quarters During the Year Ended December 31, 2009 (1)
	First (2)	Second	Third	Fourth (3) (4)
	(in thousands, except per share amounts)

Net revenue	$1,164,705	$1,131,765	$1,121,903	$1,198,770
Income from continuing operations	53,173	38,278	31,295	36,609
Income (loss) from discontinued operations	(604)	1,020	626	3,544
Consolidated net income	52,569	39,298	31,921	40,153
Net income attributable to Health Management Associates, Inc.	46,016	32,593	25,445	34,128

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic and diluted
Continuing operations	$0.19	$0.13	$0.10	$0.12
Discontinued operations	—	—	—	0.02

Net income	$0.19	$0.13	$0.10	$0.14

Weighted average number of shares outstanding:
Basic	244,774	244,834	245,234	246,648
Diluted	245,229	245,914	247,514	249,171

	Quarters During the Year Ended December 31, 2008 (1)
	First (3) (4)	Second (5)	Third	Fourth (2) (4) (6)
	(in thousands, except per share amounts)

Net revenue	$1,127,180	$1,083,144	$1,060,224	$1,089,918
Income from continuing operations	134,279	31,219	19,977	26,615
Loss from discontinued operations	(221)	(8,784)	(4,597)	(14,331)
Consolidated net income	134,058	22,435	15,380	12,284
Net income attributable to Health Management Associates, Inc.	133,258	17,050	10,811	7,030

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic and diluted
Continuing operations	$0.55	$0.10	$0.06	$0.09
Discontinued operations	—	(0.03)	(0.02)	(0.06)

Net income	$0.55	$0.07	$0.04	$0.03

Weighted average number of shares outstanding:
Basic	243,187	243,268	243,286	243,485
Diluted	243,734	245,778	244,805	244,366

(1)	Net revenue, operating expenses, interest expense and gains on early extinguishment of debt have been (i) adjusted to comply with certain new GAAP requirements and (ii) reclassified to conform to the current year consolidated statement of income presentation. See Note 12.
(2)	As more fully discussed at Note 2(c), the Company repurchased certain of its convertible debt securities during both 2009 and 2008. As a result, the Company recorded gains on the early extinguishment of debt of $16.7 million and $15.9 million during the quarters ended March 31, 2009 and December 31, 2008, respectively.
(3)	As more fully discussed at Note 4, the Company entered into a joint venture arrangement with Novant Health, Inc. and one or more of its affiliates on March 31, 2008. During the quarter then ended, this transaction yielded gains from continuing operations and discontinued operations of approximately $161.4 million and $42.0 million, respectively, and a charge to discontinued operations of $7.9 million for certain estimated guaranteed physician practice subsidies. A restructuring of the joint venture during the quarter ended December 31, 2009 resulted in a gain of $10.4 million that was included in discontinued operations.
(4)	Income (loss) from discontinued operations during the quarters ended December 31, 2009, March 31, 2008 and December 31, 2008 included long-lived asset and goodwill impairment charges of approximately $4.6 million, $23.1 million and $14.9 million, respectively. The circumstances surrounding these charges are more fully described at Note 11.
(5)	During the quarter ended June 30, 2008, the Company sold three home health agencies that yielded a gain of approximately $6.7 million.
(6)	During the quarter ended December 31, 2008, the Company recorded an other than temporary impairment charge for its available-for-sale securities of approximately $6.2 million. See Note 5 for further details.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our President and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Under the supervision of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of December 31, 2009, we maintained effective internal control over financial reporting.

Effective December 1, 2009, we acquired the Sparks Health System (“Sparks”) in Fort Smith, Arkansas. We excluded Sparks from our 2009 assessment of the effectiveness of our internal control over financial reporting. As of December 31, 2009, Sparks accounted for approximately $156.3 million of our total assets.

An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has been performed by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included on the following page.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Health Management Associates, Inc.

We have audited Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Management Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Sparks Health System in Fort Smith, Arkansas, which is included in the 2009 consolidated financial statements of Health Management Associates, Inc. and constituted approximately $156.3 million and $148.7 million of total and net assets, respectively, as of December 31, 2009. Our audit of internal control over financial reporting of Health Management Associates, Inc. also did not include an evaluation of the internal control over financial reporting of the Sparks Health System.

In our opinion, Health Management Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Health Management Associates, Inc. and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Miami, Florida

February 25, 2010

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this Item 10 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 18, 2010 under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed not later than 120 days after December 31, 2009.

Executive Officers

Below is information regarding those persons who served as our executive officers during the year ended December 31, 2009.

Gary D. Newsome, age 52, became our President and Chief Executive Officer and a director on September 13, 2008. From early 1998 until September 12, 2008, Mr. Newsome was employed by Community Health Systems, Inc. (“Community”). He started at Community as a Group Vice President and by the end of his tenure with the company he was a Division President with responsibility for hospitals in Illinois, New Jersey, Pennsylvania, Tennessee and West Virginia. Mr. Newsome previously held management positions with us from June 1993 to March 1998, including Divisional Vice President, Assistant Vice President/Operations and Group Operations Vice President. Mr. Newsome is a member of the American College of Healthcare Executives. Mr. Newsome received a Bachelor of Science degree from Bluefield State College in West Virginia and a Masters in Business Administration from Butler University in Indianapolis. He also completed advanced studies at the University of Michigan School of Business.

Kelly E. Curry, age 55, has served as our Executive Vice President since July 1, 2007 and, effective January 12, 2010, he also became our Chief Financial Officer. Mr. Curry also served as our Chief Administrative Officer from September 13, 2008 until January 12, 2010 and Chief Operating Officer from July 1, 2007 until September 12, 2008. Before such time, he served as a consultant to us on hospital operations from October 2006 to June 2007. Mr. Curry, who is a Certified Public Accountant, previously held management positions with us from March 1982 to October 1994, including the position of Chief Financial Officer from April 1987 to October 1994. Since 1995, Mr. Curry has served as Chairman and President of Foundation in Christ Ministries, Ltd. in Ireland.

Robert E. Farnham, age 54, has served as our Senior Vice President—Finance since March 2001. From March 2001 until January 12, 2010, Mr. Farnham also served as our Chief Financial Officer. He joined us in 1985 and previously served as our Senior Vice President and Controller. Prior to joining us, Mr. Farnham, who is a Certified Public Accountant, was employed by the accounting firm of PricewaterhouseCoopers LLP, formerly known as Coopers & Lybrand LLP.

Timothy R. Parry, age 55, is our Senior Vice President, General Counsel and Corporate Secretary. He joined us in February 1996 as a Divisional Vice President and Assistant General Counsel after twelve years with the law firm of Harter Secrest & Emery LLP, the last seven years as a partner. He became our General Counsel in 1997. Prior to joining Harter Secrest & Emery LLP, he was an Ohio Assistant Attorney General for two years and a law clerk for the United States District Court for the Southern District of Ohio. Mr. Parry is an adjunct professor of law at Ave Maria Law School in Naples, Florida and he was appointed to the school’s faculty during 2009. He also previously served as a member of the Board of the Federation of American Hospitals.

Code of Ethics

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 18, 2010 under the heading “Executive Compensation,” which proxy statement will be filed not later than 120 days after December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 18, 2010 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed not later than 120 days after December 31, 2009.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2009

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	13,283,178	$6.04	18,164,835
Equity compensation plans not approved by security holders	—	—	—

Totals	13,283,178	$6.04	18,164,835

(1)	Includes, among other things, contingent deferred stock awards and contingent restricted stock awards granted to officers and management staff pursuant to our Amended and Restated 1996 Executive Incentive Compensation Plan. See Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 18, 2010 under the headings “Certain Transactions” and “Corporate Governance,” which proxy statement will be filed not later than 120 days after December 31, 2009.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 18, 2010 under the heading “Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed not later than 120 days after December 31, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

We filed our consolidated financial statements in Item 8 of Part II. Additionally, the financial statement schedule entitled “Schedule II - Valuation and Qualifying Accounts” is filed as part of this Form 10-K under this Item 15.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balances at Beginning of Period	Acquisitions and Dispositions	Charged to Operations (a)	Charged to Other Accounts	Deductions (b)	Balances at End of Period

Allowance for Doubtful Accounts (c)
Year ended December 31, 2009	$449,031	$(12,975)	$611,458	$—	$(591,809)	$455,705
Year ended December 31, 2008	485,767	—	543,078	—	(579,814)	449,031
Year ended December 31, 2007	526,881	—	594,103	—	(635,217)	485,767

(a)	Charges to operations include amounts related to provisions for doubtful accounts, before recoveries of accounts receivable that were previously written off.
(b)	Accounts receivable written off as uncollectible.
(c)	This table includes the activity of discontinued operations, as identified at Note 11 to the Consolidated Financial Statements in Item 8 of Part II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

By	/s/ Gary D. Newsome	President and Chief Executive Officer	February 16, 2010
Gary D. Newsome

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	/s/ William J. Schoen	Chairman of the Board of Directors	February 16, 2010
William J. Schoen

	/s/ Gary D. Newsome	President, Chief Executive Officer	February 16, 2010
	Gary D. Newsome	and Director (Principal Executive Officer)

	/s/ Kelly E. Curry	Executive Vice President and	February 16, 2010
	Kelly E. Curry	Chief Financial Officer
(Principal Financial Officer)

	/s/ Gary S. Bryant	Vice President and Controller	February 16, 2010
	Gary S. Bryant	(Principal Accounting Officer)

	/s/ Kent P. Dauten	Director	February 16, 2010
Kent P. Dauten

	/s/ Donald E. Kiernan	Director	February 16, 2010
Donald E. Kiernan

	/s/ Robert A. Knox	Director	February 16, 2010
Robert A. Knox

	/s/ William E. Mayberry	Director	February 16, 2010
William E. Mayberry, M.D.

	/s/ Vicki A. O’Meara	Director	February 16, 2010
Vicki A. O’Meara

	/s/ William C. Steere, Jr.	Director	February 16, 2010
William C. Steere, Jr.

	/s/ Randolph W. Westerfield	Director	February 16, 2010
Randolph W. Westerfield, Ph.D.

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i)	Articles of Incorporation

3.1	Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

3.2	Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

(ii)	By-laws

3.3	By-laws, as amended, previously filed and included as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 5, 2007, are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures

4.1	Specimen Stock Certificate, previously filed and included as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

4.2	Indenture, dated as of July 29, 2003, between the Company and Wachovia Bank, National Association, as Trustee, pertaining to the Company’s $575.0 million face value 1.50% Convertible Senior Subordinated Notes due 2023 (includes form of 1.50% Convertible Senior Subordinated Note due 2023), previously filed and included as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (Registration No. 333-109756), is incorporated herein by reference.

4.3	First Supplemental Indenture between the Company, as Issuer, and Wachovia Bank, National Association, as Trustee, dated as of November 24, 2004 to Indenture dated as of July 29, 2003 pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

4.4	Second Supplemental Indenture between the Company, as Issuer, and Wachovia Bank, National Association, as Trustee, dated as of November 30, 2004 to Indenture dated as of July 29, 2003 pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

4.5	Indenture, dated April 21, 2006, between the Company and U.S. Bank National Association pertaining to the Company’s 6.125% Senior Notes due 2016, previously filed and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

4.6	Form of Global Note for the Company’s 6.125% Senior Notes due 2016, previously filed and included as part of Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

4.7	Supplemental Indenture, dated as of February 28, 2007, between the Company and U.S. Bank National Association pertaining to the Company’s 6.125% Senior Notes due 2016.

4.8	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated June 30, 2006 to Indenture dated as of July 29, 2003 pertaining to the Company’s 1.50% Convertible Senior Subordinated Notes due 2023, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 30, 2006, is incorporated herein by reference.

4.9	Credit Agreement dated as of February 16, 2007 among the Company; Bank of America, N.A., as Lender, Administrative Agent, Swing Line Lender and Letter of Credit (“L/C”) Issuer; Wachovia Bank, National Association, as Lender, Syndication Agent and L/C Issuer; Citicorp USA Inc., JPMorgan Chase Bank, N.A. and SunTrust Bank, as Lenders and Co-Documentation Agents; and certain other lenders that are parties thereto (includes form of Term B Note, form of Revolving Credit Note, form of Guaranty and form of Security Agreement), previously filed on July 8, 2009 and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A dated February 16, 2007, is incorporated herein by reference.

4.10	Indenture, dated as of May 21, 2008, between the Company and U.S. Bank, National Association pertaining to the Company’s 3.75% Convertible Senior Subordinated Notes due 2028 issued by the Company, previously filed and included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.

4.11	Form of 3.75% Convertible Senior Subordinated Note due 2028 issued by the Company, previously filed and included as part of Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.

(9)	Voting trust agreement

Not applicable.

(10)	Material contracts

Exhibits 4.2 through 4.11 referenced under (4) of this Index to Exhibits are incorporated herein by reference.

10.1	Registration Agreement dated September 2, 1988 between HMA Holding Corp., First Chicago Investment Corporation, Madison Dearborn Partners IV, Prudential Venture Partners, Prudential Venture Partners II, William J. Schoen, Kelly E. Curry, Stephen M. Ray, Robb L. Smith, George A. Taylor and Earl P. Holland, previously filed and included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 33-36406), is incorporated herein by reference.

*10.2	Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

*10.3	Amendment No. 1 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

*10.4	Amendment to Stock Option Agreements between the Company and William J. Schoen made as of December 5, 2000, previously filed and included as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

*10.5	Amendment No. 9 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, is incorporated herein by reference.

*10.6	Amendment No. 10 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

*10.7	Form of Director Stock Option Agreement under the Health Management Associates, Inc. Stock Option Plan for Outside Directors, as amended, previously filed and included as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.8	Form of Stock Option Agreement under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.9	Amendment No. 11 and Amendment No. 12 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, is incorporated herein by reference.

*10.10	Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Appendix A to the Company’s definitive Proxy Statement filed on January 19, 2006, is incorporated herein by reference.

*10.11	Form of Restricted Stock Award Plan Notice under the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

*10.12	Form of Trust Agreement for dividends paid with respect to restricted stock awards under the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

*10.13	First Amendment to Employment Agreement between the Company and William J. Schoen, dated February 6, 2007, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 6, 2007, is incorporated herein by reference; and Employment Agreement for William J. Schoen made as of January 2, 2001, previously filed and included as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-53602), is incorporated herein by reference.

*10.14	Form of Contingent Stock Award under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

*10.15	Form of Deferred Stock Award under the Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

*10.16	The Health Management Associates, Inc. 1996 Executive Incentive Compensation Plan (As Amended and Restated Effective May 13, 2008), previously filed and included as Exhibit A to the Company’s definitive Proxy Statement filed on April 6, 2008, is incorporated herein by reference.

10.17	Purchase Agreement, dated May 15, 2008, between the Company, Banc of America Securities LLC, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.

*10.18	Fourth Amendment and Restatement of the Health Management Associates, Inc. Supplemental Executive Retirement Plan, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 2, 2008, is incorporated herein by reference.

*10.19	Form of Restricted Stock Award and Cash Performance Award for the year ended December 31, 2008 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.20	Deferred Stock Award granted to Gary D. Newsome under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.21	Stock Option Award granted to Gary D. Newsome under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.22	Form of Restricted Stock Award and Cash Performance Award for the year ended December 31, 2009 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, is incorporated herein by reference.

†10.23	Restructuring Agreement, dated as of September 30, 2009, among Health Management Associates, Inc., Carolinas Holdings, LLC, Carolinas JV Holdings, L.P., Novant Health, Inc. and Foundation Health Systems Corp., previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.

*10.24	Amendment No. 1 to the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan.

*10.25	Amendment to the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan.

*10.26	Certain executive officer compensation information, including stock-based compensation under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 16, 2010, is incorporated herein by reference.

(11)	Statement re computation of per share earnings

Not applicable.

(12)	Statements re computation of ratios

Not applicable.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

Not applicable.

(14)	Code of Ethics

Not applicable.

(16)	Letter re change in certifying accountant

Not applicable.

(18)	Letter re change in accounting principles

Not applicable.

(21)	Subsidiaries of the registrant

21.1	Subsidiaries of the registrant.

(22)	Published report regarding matters submitted to vote of security holders

Not applicable.

(23)	Consents of experts and counsel

23.1	Consent of Ernst & Young LLP.

(24)	Power of attorney

Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32)	Section 1350 Certifications

32.1	Section 1350 Certifications.

(99)	Additional exhibits

Not applicable.

*	Management contract or compensatory plan or arrangement.
†	Health Management Associates, Inc. requested confidential treatment of certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2. On November 18, 2009, the Securities and Exchange Commission approved the request pursuant to an Order Granting Confidential Treatment.