Form 10-Q
period 2010-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2010-05-05
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010, there were 250,334,924 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenue	$1,285,019	$1,164,705
Operating expenses:
Salaries and benefits	507,767	454,937
Supplies	180,662	163,227
Provision for doubtful accounts	158,805	139,377
Depreciation and amortization	62,115	59,588
Rent expense	29,977	24,696
Other operating expenses	211,466	201,649

Total operating expenses	1,150,792	1,043,474

Income from operations	134,227	121,231
Other income (expense):
Gains (losses) on sales of assets, net	1,195	(153)
Interest and other income, net	1,271	248
Interest expense	(53,574)	(55,003)
Gains on early extinguishment of debt	—	16,735
Write-offs of deferred financing costs	—	(194)

Income from continuing operations before income taxes	83,119	82,864
Provision for income taxes	(29,700)	(29,691)

Income from continuing operations	53,419	53,173
Loss from discontinued operations, net of income taxes	—	(604)

Consolidated net income	53,419	52,569
Net income attributable to noncontrolling interests	(6,479)	(6,553)

Net income attributable to Health Management Associates, Inc.	$46,940	$46,016

Earnings per share attributable to Health Management
Associates, Inc. common stockholders:
Basic and diluted
Continuing operations	$0.19	$0.19
Discontinued operations	—	—

Net income	$0.19	$0.19

Weighted average number of shares outstanding:
Basic	247,555	244,774

Diluted	249,867	245,229

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,257	$106,018
Available-for-sale securities	72,216	36,585
Accounts receivable, net	741,534	656,171
Supplies, prepaid expenses and other assets	165,100	157,111
Prepaid and recoverable income taxes	36,569	58,852
Restricted funds	50,010	45,431
Assets of discontinued operations	13,404	13,404

Total current assets	1,186,090	1,073,572

Property, plant and equipment	3,992,413	3,955,674
Accumulated depreciation and amortization	(1,510,918)	(1,457,408)

Net property, plant and equipment	2,481,495	2,498,266

Restricted funds	29,610	38,848
Goodwill	908,708	890,852
Deferred charges and other assets	95,641	102,561

Total assets	$4,701,544	$4,604,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,142	$141,143
Accrued expenses and other liabilities	320,049	305,788
Deferred income taxes	28,953	42,977
Current maturities of long-term debt and capital lease obligations	35,936	35,989

Total current liabilities	542,080	525,897
Deferred income taxes	146,489	133,451
Long-term debt and capital lease obligations, less current maturities	3,002,065	3,004,672
Interest rate swap contract	211,813	197,827
Other long-term liabilities	198,314	198,159

Total liabilities	4,100,761	4,060,006

Redeemable equity securities	187,820	182,473
Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 250,331 shares and 248,517 shares issued at March 31, 2010 and December 31, 2009, respectively	2,503	2,485
Accumulated other comprehensive income (loss), net of income taxes	(129,855)	(120,242)
Additional paid-in capital	105,560	96,531
Retained earnings	423,341	376,401

Total Health Management Associates, Inc. stockholders’ equity	401,549	355,175
Noncontrolling interests	11,414	6,445

Total stockholders’ equity	412,963	361,620

Total liabilities and stockholders’ equity	$4,701,544	$4,604,099

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2010 and 2009

(in thousands)

(unaudited)

	Health Management Associates, Inc.					Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss), net	Additional Paid-in Capital	Retained Earnings
	Shares	Par Value
Balances at January 1, 2010	248,517	$2,485	$(120,242)	$96,531	$376,401	$6,445	$361,620
Comprehensive income:
Net income	—	—	—	—	46,940	6,479	53,419
Unrealized gains on available-for-sale securities, net	—	—	634	—	—	—	634
Change in fair value of interest rate swap contract, net	—	—	(10,247)	—	—	—	(10,247)

Total comprehensive income ($37,327 and $6,479 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)	—	—	—	—	—	—	43,806
Exercises of stock options and related tax matters	592	6	—	6,809	—	—	6,815
Issuances of deferred stock and restricted stock and related tax matters	1,222	12	—	(2,247)	—	—	(2,235)
Stock-based compensation expense	—	—	—	4,467	—	—	4,467
Noncontrolling shareholder interest in an acquired business	—	—	—	—	—	3,565	3,565
Distributions to noncontrolling shareholders	—	—	—	—	—	(5,075)	(5,075)

Balances at March 31, 2010	250,331	$2,503	$(129,855)	$105,560	$423,341	$11,414	$412,963

	Health Management Associates, Inc.					Non- controlling Interests	Total Stockholders’ Equity
	Common Stock		Accumulated Other Comprehensive Income (Loss), net	Additional Paid-in Capital	Retained Earnings
	Shares	Par Value
Balances at January 1, 2009	244,221	$2,442	$(169,914)	$108,374	$238,219	$106,690	$285,811
Comprehensive income:
Net income	—	—	—	—	46,016	6,553	52,569
Unrealized losses on available-for-sale securities, net	—	—	(922)	—	—	—	(922)
Change in fair value of interest rate swap contract, net	—	—	9,703	—	—	—	9,703

Total comprehensive income ($54,797 and $6,553 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)							61,350
Issuances of deferred stock and restricted stock and related tax matters	2,391	24	—	(556)	—	—	(532)
Stock-based compensation expense	—	—	—	2,759	—	—	2,759
Distributions to noncontrolling shareholders	—	—	—	—	—	(12,695)	(12,695)

Balances at March 31, 2009	246,612	$2,466	$(161,133)	$110,577	$284,235	$100,548	$336,693

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Consolidated net income	$53,419	$52,569
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	63,798	61,306
Provision for doubtful accounts	158,805	139,377
Stock-based compensation expense	4,467	2,759
(Gains) losses on sales of assets, net	(1,195)	153
Gains on sales of available-for-sale securities	(932)	—
Gains on early extinguishment of debt	—	(16,735)
Write-offs of deferred financing costs	—	194
Deferred income tax expense	2,665	8,647
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(245,691)	(185,551)
Supplies, prepaid expenses and other current assets	(7,648)	(2,784)
Prepaid and recoverable income taxes	26,335	33,736
Deferred charges and other long-term assets	(3,913)	(1,419)
Accounts payable	15,517	7,678
Accrued expenses and other liabilities	15,123	15,180
Equity compensation excess income tax benefits	(1,100)	(144)
Loss from discontinued operations, net	—	604

Net cash provided by continuing operating activities	79,650	115,570

Cash flows from investing activities:
Additions to property, plant and equipment	(32,898)	(64,594)
Acquisitions of health care businesses	(10,959)	—
Proceeds from sales of assets and insurance recoveries	2,142	708
Purchases of available-for-sale securities	(80,130)	—
Proceeds from sales of available-for-sale securities	45,000	—
Decreases in restricted funds	6,078	3,677

Net cash used in continuing investing activities	(70,767)	(60,209)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(9,445)	(29,016)
Repurchases of convertible debt securities in the open market	—	(59,338)
Proceeds from exercises of stock options	3,561	—
Cash received from noncontrolling shareholders	2,547	2,630
Cash payments to noncontrolling shareholders	(5,407)	(12,695)
Equity compensation excess income tax benefits	1,100	144

Net cash used in continuing financing activities	(7,644)	(98,275)

Net increase (decrease) in cash and cash equivalents before discontinued operations	1,239	(42,914)
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	—	2,887
Investing activities	—	(569)
Financing activities	—	(131)

Net increase (decrease) in cash and cash equivalents	1,239	(40,727)
Cash and cash equivalents at the beginning of the period	106,018	143,614

Cash and cash equivalents at the end of the period	$107,257	$102,887

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

1. Business and Basis of Presentation

Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) provide health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of March 31, 2010, we operated 55 hospitals in fifteen states with a total of 8,435 licensed beds. At such date, eighteen and ten of our hospitals were located in Florida and Mississippi, respectively.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 4.

The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The interim condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. Our results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and changes in the economy and the health care regulatory environment, including the possible effects of the recently enacted Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our preparation of interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in those financial statements and the accompanying notes. Actual results could differ from those estimates. When completing the interim condensed consolidated financial statements included herein, we evaluated subsequent events up to and including the date that this Quarterly Report on Form 10-Q was filed with the SEC.

Certain amounts in the interim condensed consolidated financial statements have been reclassified in the prior year to conform to the current year presentation. Such reclassifications primarily related to discontinued operations.

2. Long-Term Debt and Capital Lease Obligations

The following discussion of our long-term debt and capital lease obligations should be read in conjunction with Notes 2 and 3 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The table below summarizes our long-term debt and capital lease obligations (in thousands).

	March 31, 2010	December 31, 2009
Revolving credit facilities (a)	$—	$—
Term Loan (a)	2,502,059	2,508,934
6.125% Senior Notes due 2016, net of discounts of approximately $2,230 and $2,322 at March 31, 2010 and December 31, 2009, respectively	397,770	397,678
Convertible debt securities, net of discounts of $15,818 and $16,605 at March 31, 2010 and December 31, 2009, respectively (b)	75,854	75,067
Installment notes and other unsecured long-term debt	6,228	6,023
Capital lease obligations	56,090	52,959

	3,038,001	3,040,661
Less current maturities	(35,936)	(35,989)

Long-term debt and capital lease obligations, less current maturities	$3,002,065	$3,004,672

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Long-Term Debt and Capital Lease Obligations (continued)

a. Senior Secured Credit Facilities. Our senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. Based on the annual Excess Cash Flow generated during the year ended December 31, 2008, we were required to repay principal of approximately $94.1 million, which we satisfied with principal payments of $18.4 million during the three months ended March 31, 2009 and $75.7 million during 2008. There was no annual Excess Cash Flow generated during the year ended December 31, 2009. In connection with our annual Excess Cash Flow payments, $0.2 million of deferred financing costs were written off during the three months ended March 31, 2009.

During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Therefore, we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract. The interest rate swap contract provides for us to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At March 31, 2010, approximately $126.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.0% on both March 31, 2010 and April 30, 2010).

Although there were no amounts outstanding under the Revolving Credit Agreement on April 30, 2010, standby letters of credit in favor of third parties of approximately $44.9 million reduced the amount available for borrowing thereunder to $455.1 million on such date. The effective interest rates on the variable rate Revolving Credit Agreement were approximately 2.0% and 2.1% on March 31, 2010 and April 30, 2010, respectively.

b. Convertible Debt Securities. During the three months ended March 31, 2009, we used cash on hand to repurchase certain of our convertible debt securities (principal face amount of approximately $98.6 million) in the open market at approximately 60.2% of their principal face amount, plus accrued and unpaid interest. In connection with such repurchases, we recorded gains on the early extinguishment of debt aggregating $16.7 million.

Other. The estimated fair values of our long-term debt instruments, determined by reference to quoted market prices, are summarized in the table below (in thousands).

	March 31, 2010	December 31, 2009
Term Loan	$2,436,733	$2,371,947
6.125% Senior Notes due 2016	380,000	375,000
Convertible debt securities	104,220	94,249

The estimated fair values of our other long-term debt instruments reasonably approximate their carrying amounts in the condensed consolidated balance sheets. See Note 5 for discussion of the estimated fair values of our other financial instruments, including valuation methods and significant assumptions.

At March 31, 2010, we were in compliance with all of the covenants contained in our debt agreements.

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

	Three Months Ended March 31,
	2010	2009
Numerators:
Income from continuing operations	$53,419	$53,173
Income attributable to noncontrolling interests	(6,479)	(6,281)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	46,940	46,892

Loss from discontinued operations	—	(604)
Income from discontinued operations attributable to noncontrolling interests	—	(272)

Loss from discontinued operations attributable to Health Management Associates, Inc. common stockholders	—	(876)

Net income attributable to Health Management Associates, Inc. common stockholders	$46,940	$46,016

Denominators:
Denominator for basic earnings per share-weighted average number of outstanding common shares	247,555	244,774
Effect of dilutive securities:
Stock-based compensation	2,312	455

Denominator for diluted earnings per share	249,867	245,229

Earnings per share:
Basic
Continuing operations	$0.19	$0.19
Discontinued operations	—	—

Net income	$0.19	$0.19

Diluted
Continuing operations	$0.19	$0.19
Discontinued operations	—	—

Net income	$0.19	$0.19

Approximately 7.3 million and 13.0 million common stock equivalents relating to stock options to purchase shares of our common stock were not included in the computations of diluted earnings per share during the three months ended March 31, 2010 and 2009, respectively, because the exercise prices of such stock options were greater than the average market price of our common stock during the respective measurement periods. Approximately 0.3 million and 4.0 million common stock equivalents relating to deferred stock and restricted stock were not included in the computations of diluted earnings per share during the three months ended March 31, 2010 and 2009, respectively, because their effect was antidilutive or satisfaction of required performance and market conditions for certain stock-based compensation was not achieved by the end of the reporting period.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Discontinued Operations

Our discontinued operations during the periods presented herein included: (i) 70-bed Franklin Regional Medical Center in Louisburg, North Carolina; (ii) 125-bed Upstate Carolina Medical Center in Gaffney, South Carolina; and (iii) certain health care operations affiliated with those hospitals. Our discontinued operations also included Gulf Coast Medical Center (“GCMC”) in Biloxi, Mississippi and the Woman’s Center at Dallas Regional Medical Center (the “Center”) in Mesquite, Texas, which were closed on January 1, 2008 and June 1, 2008, respectively. Although we are currently evaluating various disposal alternatives for the idle facilities at GCMC and the Center, the timing of such divestitures has not yet been determined.

On March 31, 2008, Novant Health, Inc. and its affiliates (collectively, “Novant”) acquired a 27% equity interest in a limited liability company that then owned/leased and operated our seven general acute care hospitals in North Carolina and South Carolina (the “Carolina Joint Venture”). Effective October 1, 2009, we restructured the Carolina Joint Venture. Although the Carolina Joint Venture continues to own Franklin Regional Medical Center and Upstate Carolina Medical Center, Novant now manages both hospitals and receives 99% of the net profits, net losses, free cash flow and capital accounts of those hospitals (our interest in each hospital was effectively reduced from 73% to 1%). Therefore, Franklin Regional Medical Center and Upstate Carolina Medical Center have been included in our discontinued operations and the 2009 interim condensed consolidated financial statements have been retroactively adjusted in accordance with GAAP to conform to the current period presentation.

The operating results and cash flows of discontinued operations have been included in our consolidated financial statements up to the date of disposition. As provided by GAAP, the financial position, operating results and cash flows of the abovementioned entities have been presented as discontinued operations in the interim condensed consolidated financial statements. The assets of discontinued operations in the condensed consolidated balance sheets at both March 31, 2010 and December 31, 2009 represented GCMC’s and the Center’s remaining tangible long-lived assets, which primarily consisted of property, plant and equipment. The table below sets forth the underlying details of our discontinued operations during the three months ended March 31, 2009 (in thousands). There were no such operations during 2010.

Net revenue	$23,464
Operating expenses:
Salaries and benefits	9,317
Provision for doubtful accounts	6,698
Depreciation and amortization	1,328
Other operating expenses	7,283

Total operating expenses	24,626

Loss from operations	(1,162)
Other income, net	36

Loss before income taxes	(1,126)
Income tax benefit	522

Loss from discontinued operations	$(604)

5. Fair Value Measurements, Available-For-Sale Securities and Restricted Funds

General. GAAP defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes the following three levels of inputs that may be used:

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

The table below summarizes the estimated fair values of our financial assets (liabilities) as of March 31, 2010 (in thousands).

	Level 1	Level 2	Level 3
Available-for-sale securities, including those in restricted funds	$151,836	$—	$—
Interest rate swap contract	—	(211,813)	—

Totals	$151,836	$(211,813)	$—

The estimated fair value of our interest rate swap contract was determined using a model that considers various assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The model also incorporates valuation adjustments for credit risk.

Cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other liabilities are reflected in the condensed consolidated balance sheets at their estimated fair values primarily due to their short-term nature. As contemplated by Level 1 of the fair value hierarchy, the estimated fair values of available-for-sale securities and long-term debt (the latter of which are disclosed at Note 2) were determined by reference to quoted market prices.

Available-For-Sale Securities (including those in restricted funds). Certain supplemental information regarding our available-for-sale securities is set forth in the table below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of March 31, 2010:
Debt funds	$135,730	$861	$—	$136,591
Equity funds	13,124	2,121	—	15,245

Totals	$148,854	$2,982	$—	$151,836

As of December 31, 2009:
Debt funds	$100,238	$269	$(164)	$100,343
Equity funds	14,563	2,050	(69)	16,544

Totals	$114,801	$2,319	$(233)	$116,887

At both March 31, 2010 and December 31, 2009, our available-for-sale securities were comprised of shares in ten debt-based mutual funds and six equity-based mutual funds. During the three months ended March 31, 2010, we realized gains on sales of available-for-sale securities of approximately $0.9 million, which included $0.7 million that was reclassified from net unrealized gains at December 31, 2009; however, we experienced no realized losses during such period. There were no sales of available-for-sale securities during the three months ended March 31, 2009. The weighted average cost method is used to calculate the historical cost basis of securities that are sold.

As of December 31, 2009, six of our mutual fund investments (aggregate estimated fair value of approximately $34.3 million) had gross unrealized losses of $0.2 million. Due to our recent purchases of these securities and certain other considerations, we concluded that an other than temporary impairment charge was not necessary.

Restricted Funds. Our restricted funds are held by a wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands. Generally, the assets of such subsidiary are limited to use in its proprietary operations. The table below summarizes the estimated fair values of our restricted funds (in thousands).

	March 31, 2010	December 31, 2009
Interest-bearing cash	$—	$3,977
Available-for-sale securities	79,620	80,302

Totals	$79,620	$84,279

During the three months ended March 31, 2010, we received proceeds of $2.1 million from the sale of available-for-sale securities that were included in restricted funds. There were no other related sales or purchases during the three months ended March 31, 2010 and 2009.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Other Significant Matters

Joint Ventures and Redeemable Equity Securities. As of March 31, 2010, we had established joint ventures to own/lease and operate 24 of our hospitals. Local physicians and/or other health care organizations own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage the related hospital’s day-to-day operations.

When completing a joint venture transaction, a subsidiary of Health Management Associates, Inc. customarily issues equity securities that provide for the unilateral redemption of such securities by noncontrolling shareholders at the lower of their original investment or fair market value. Redeemable equity securities with redemption features that are not solely within our control are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. If the securities are currently redeemable or redeemable after the passage of time, they are adjusted to their redemption value as changes occur. If it is unlikely that a redeemable equity security will ever require redemption (e.g., we do not expect that a triggering contingency will occur, etc.), then subsequent adjustments to the initially recorded amount will only be recorded in the period that a redemption becomes probable.

As recorded in the condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, redeemable equity securities represent (i) the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings and (ii) the initial unadjusted estimated fair value of Novant’s contingent right in respect of 105-bed Lake Norman Regional Medical Center in Mooresville, North Carolina (see further discussion below). At March 31, 2010 and through April 30, 2010, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of our redeemable equity securities is summarized in the table below (in thousands).

	Three Months Ended March 31,
	2010	2009
Balances at the beginning of the period	$182,473	$48,868
Investments by noncontrolling shareholders and acquisition activity	5,679	2,630
Purchases of subsidiary shares from noncontrolling shareholders	(332)	—

Balances at the end of the period	$187,820	$51,498

Novant may require us to purchase its 30% interest in Lake Norman Regional Medical Center for the greater of $150.0 million or the fair market value of such interest in the hospital. This right is contingent on us experiencing a change of control or a change in our senior executive management subsequent to a change of control. We believe it is not probable that Novant’s contingent right will vest because there are no circumstances known to us that would trigger a change of control. Accordingly, the carrying value of the related redeemable equity security has not been adjusted since October 1, 2009 (i.e., the date that the Carolina Joint Venture restructuring was completed) insofar as the contingent right is concerned.

Acquisition Activity. During the three months ended March 31, 2010, subsidiaries of Health Management Associates, Inc. acquired three ancillary health care businesses, including one in which we held a pre-acquisition minority equity interest, through (i) the issuance of equity securities valued at approximately $3.1 million and (ii) the payment of cash consideration of $11.0 million. We continue to evaluate similar opportunities.

Our acquisitions are accounted for using the purchase method of accounting. Purchase prices are allocated to the assets acquired and liabilities assumed based on their estimated exit price fair values on the dates of acquisition. As a result of our 2010 acquisitions, we recorded goodwill (most of which is not expected to be tax deductible) because the final negotiated purchase prices exceeded the fair value of the net tangible and intangible assets acquired. The table below summarizes the purchase price allocations (in thousands) for our 2010 acquisitions; however, in some cases, such purchase price allocations are preliminary and remain subject to future refinement as we gather supplemental information.

Assets acquired:
Current and other assets	$1,125
Property, plant and equipment	7,041
Goodwill	17,856

Total assets acquired	26,022
Liabilities assumed (principally a capital lease obligation)	(5,657)

Net assets acquired	$20,365

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Other Significant Matters (continued)

Income Taxes. Our effective income tax rates were approximately 35.7% and 35.8% during the three months ended March 31, 2010 and 2009, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, diluted our effective income tax rates by approximately 300 basis points and 290 basis points during the three months ended March 31, 2010 and 2009, respectively.

Physician and Physician Group Guarantees. We are committed to providing financial assistance pursuant to certain recruiting arrangements and professional services agreements with physicians and physician groups practicing in the communities that our hospitals serve. At March 31, 2010, we were committed to non-cancelable guarantees of approximately $34.8 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the contractual measurement periods, which generally approximate one year. We believe that the recorded liabilities for physician and physician group guarantees of $10.8 million and $12.6 million at March 31, 2010 and December 31, 2009, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

7. Contingencies

ERISA Actions. On or about August 20, 2007, Health Management Associates, Inc. (referred to as “HMA” for purposes of Note 7) and certain of its executive officers and directors were named as defendants in an action entitled Ingram v. Health Management Associates, Inc. et al. (No. 2:07-CV-00529) (the “Ingram Action”), which was filed in the U.S. District Court for the Middle District of Florida, Fort Myers Division (the “Florida District Court”). This action was brought as a purported class action on behalf of all participants in or beneficiaries of the Health Management Associates, Inc. Retirement Savings Plan (the “Plan”) during the period January 17, 2007 through August 20, 2007 and whose participant accounts included shares of HMA’s common stock. The plaintiff alleged, among other things, that the defendants: (i) breached their fiduciary responsibilities to Plan participants and their beneficiaries under the Employee Retirement Income Security Act of 1974 (“ERISA”) and neglected to adequately supervise the management and administration of the Plan; (ii) failed to communicate complete, full and accurate information regarding the Plan’s investments in HMA’s common stock; and (iii) had conflicts of interest. Three similar purported ERISA class action lawsuits were subsequently filed in the Florida District Court.

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

Derivative Lawsuit. On August 28, 2007, HMA’s directors, three of its executive officers and HMA, as a nominal defendant, were named as defendants in a putative shareholder derivative action entitled Martens v. Health Management Associates, Inc. et al. (C.A. 07-2957) (the “Martens Action”), which was filed in the Circuit Court of the 20th Judicial Circuit in Collier County, Florida, Civil Division (the “Circuit Court”). The plaintiff alleged that (i) certain statements made by HMA regarding its provision for doubtful accounts for self-pay patients were false and misleading and (ii) HMA’s 2007 recapitalization of its balance sheet and payment of a special cash dividend of $10.00 per share of common stock in March 2007 were wasteful. The plaintiff further alleged claims for breach of fiduciary duty, abuse of control, mismanagement, waste and unjust enrichment. The plaintiff sought, among other things: (i) unspecified monetary damages and restitution from the officers and directors; (ii) modifications to HMA’s governance and internal control; and (iii) an award of attorneys’ fees and costs. On December 10, 2007, the defendants moved to dismiss the complaint for failure to (i) state a claim and (ii) make the required pre-suit demand on HMA’s Board of Directors or plead facts excusing such demand. On April 11, 2008,

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Contingencies (continued)

while the motion to dismiss the complaint was pending, the plaintiff filed an amended complaint that was very similar to the original complaint. On May 5, 2008, the defendants moved to dismiss the amended complaint on the same grounds that were raised in their December 2007 motion. Thereafter, the parties fully briefed the May 2008 motion to dismiss.

In Cole v. Health Management Associates, Inc. et al. (M.D. Fla. No. 2:07-CV-0484) (the “Cole Action”), the lead plaintiff, who purported to represent a class of stockholders, alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by HMA and certain of its executive officers and directors. The lead plaintiff’s claims arose out of the same matters and were based on substantially the same factual allegations as the Martens Action. On July 17, 2009, the court in the Cole Action dismissed, with prejudice and without leave to replead, the lead plaintiff’s amended complaint for, among other things, failure to plead any false statement or omission by any of the defendants, including as to statements made by HMA regarding its provision for doubtful accounts pertaining to self-pay patients. Plaintiffs in the Cole Action did not appeal either the dismissal or denial of leave to replead and, accordingly, the order dismissing that action is final.

Subsequent to the Florida District Court’s dismissal of the Cole Action, the Circuit Court in the Martens Action scheduled oral argument on defendants’ motion to dismiss. On March 22, 2010, the plaintiff sought to discontinue the Martens Action by filing a Consented To Motion for Dismissal of Derivative Action (the “Motion”). The plaintiff, who has been represented by her own counsel at all times, represented in the Motion that: (i) the decision to discontinue the Martens Action was made by her, based on an investigation into the facts and claims of the case and a determination that the interests of HMA and its shareholders would be best served by such discontinuance; (ii) no consideration of any kind had been promised or paid to either her or her counsel, by or on behalf of any defendant; and (iii) she sought to discontinue the Martens Action with prejudice as to herself but without prejudice as to HMA (the claims of which she purported to assert derivatively) or any other shareholder. On March 24, 2010, the Circuit Court entered its signed Order Dismissing Derivative Action With Prejudice As To Plaintiff But Otherwise Without Prejudice as to Health Management Associates, Inc. and/or Any Other Shareholder of Health Management Associates, Inc., with all parties to bear their own fees, costs and expenses.

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

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe HMA breached a confidentiality agreement. Accordingly, we consider the lawsuit filed by the Ascension subsidiaries to be without merit and we intend to vigorously defend HMA against the allegations.

Medicare Billing Lawsuit. HMA and one of its subsidiaries have been named in a qui tam lawsuit entitled United States of America ex rel. Ted D. Kosenske, M.D. v. Carlisle HMA, Inc. and Health Management Associates, Inc. (No. 1:05-CV-2184), which was filed in the U.S. District Court for the Middle District of Pennsylvania (the “Pennsylvania District Court”). Although the False Claims Act grants the federal government the right to intervene in qui tam actions, the government has declined to do so in this lawsuit. Carlisle HMA, LLC (formerly known as Carlisle HMA, Inc.) has owned and operated Carlisle Regional Medical Center and other health care facilities in Carlisle, Pennsylvania since they were acquired from an unrelated not-for-profit organization in June 2001. The plaintiff’s complaint alleges that since 1998 the defendants and the hospital’s previous owner erroneously submitted outpatient hospital claims for pain management services to Medicare and that those claims were falsely certified to be in compliance with the portion of the Social Security Act commonly known as the “Stark law” and the Anti-Kickback Act.

On November 14, 2007, the Pennsylvania District Court granted the defendants’ motion for summary judgment on the grounds that there were no violations of either the Stark law or the Anti-Kickback Act. On January 21, 2009, the U.S. Court of Appeals for the 3rd Circuit (docket No. 07-4616) reversed the lower court’s decision and remanded the case back to the Pennsylvania District Court for further proceedings. On March 9, 2009, the defendants petitioned the U.S. Court of Appeals for a rehearing of its decision but this petition was denied on April 14, 2009. On July 31, 2009, the defendants and the plaintiff filed cross-motions for summary judgment, which motions were denied by the Pennsylvania District Court on March 31, 2010. We intend to vigorously defend HMA and its subsidiary against the allegations in this matter.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Contingencies (continued)

Governmental Matter. Several of our hospitals received letters requesting information in connection with a Department of Justice (“DOJ”) investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. We believe that the DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and we are cooperating with the investigation. We continue to research and review the requested documentation and relevant regulatory guidance issued during the time period under review to determine billing accuracy. Based on the aggregate billings for inpatient kyphoplasty procedures during the period under review that were performed at the HMA hospitals subject to the DOJ’s inquiry, we do not believe that the final outcome of this matter will be material.

Other. We are also a party to various other legal actions arising out of the normal course of our business. Due to the inherent uncertainties of litigation and dispute resolution, we are unable to estimate the ultimate losses, if any, relating to each of our outstanding legal actions and other loss contingencies. Should an unfavorable outcome occur in some or all of our legal and other related matters, there could be a material adverse effect on our financial position, results of operations and liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

As of March 31, 2010, Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) operated 55 hospitals with a total of 8,435 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1. Discontinued operations were not material to our consolidated results of operations during the periods presented herein.

During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the “2010 Health Care Legislation”) were signed into law by President Obama. The primary goals of the 2010 Health Care Legislation are to: (i) provide coverage by January 1, 2014 to an estimated 32 million Americans who currently do not have health insurance; (ii) reform the health care delivery system to improve quality; and (iii) lower the overall costs of providing health care. To accomplish the goal of expanding coverage, the new legislation mandates that all Americans maintain a minimum level of health care coverage. To that end, the 2010 Health Care Legislation expands Medicaid coverage, provides federal subsidies to assist low-income individuals when they obtain health insurance and establishes insurance exchanges through which individuals and small employers can purchase health insurance. Health care cost savings under the 2010 Health Care Legislation are expected to come from: (i) reductions in Medicare and Medicaid reimbursement payments to health care providers, including hospital operators; (ii) initiatives to reduce fraud, waste and abuse in government reimbursement programs; and (iii) other reforms to federal and state reimbursement systems. Although certain aspects of the 2010 Health Care Legislation were effective immediately, it will be several years before most of the far-reaching and innovative provisions of the new legislation become fully effective. While we continue to evaluate the provisions of the 2010 Health Care Legislation, its overall effect on our business cannot be reasonably determined at the present time because, among other things, the new legislation is very broad in scope and there exist uncertainties regarding the interpretation and future implementation of many of the complex regulations mandated under the 2010 Health Care Legislation.

During the three months ended March 31, 2010, which we refer to as the 2010 Three Month Period, we experienced net revenue growth over the three months ended March 31, 2009, which we refer to as the 2009 Three Month Period, of approximately 10.3%. Such growth primarily resulted from (i) the hospital system in Fort Smith, Arkansas that we acquired in December 2009 and (ii) increased surgical volume attributable to, among other things, market service development at certain of our hospitals. As a result of our growth in net revenue, income from operations increased approximately $13.0 million, or 10.7%, during the 2010 Three Month Period. Year-over-year income from continuing operations was effectively unchanged due to a $16.7 million gain on early extinguishment of debt during the 2009 Three Month Period that did not recur in the 2010 Three Month Period.

Our strategic operating plans include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor contracts and continuing patient, physician and employee satisfaction surveys. Our primary objective is to enhance and improve operations in the areas of patient volume, operating margins, uninsured/underinsured patient levels and the provision for doubtful accounts. We also seek opportunities for market development in the communities that we serve, including establishing ambulatory surgical centers, urgent care centers, angiography suites and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we continue to invest significant resources in physician recruitment and retention (primary care physicians and specialists), emergency room operations and capital projects. Our recent company-wide investments to upgrade our emergency room clinical systems contributed, in large part, to the growth in emergency room visits and hospital admissions that we experienced during 2009. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions. Additionally, as we consider potential acquisitions in 2010 and beyond, we believe that continually improving our existing operations provides us with a fundamentally sound foundation upon which we can add hospitals and other health care businesses.

We have also taken certain steps that we believe are necessary to achieve industry leadership in clinical quality. Our vision is to be the highest rated health care provider of any hospital system in the country, as measured by Medicare. With our knowledgeable and experienced clinical affairs leadership supporting this critical quality initiative, we measure the appropriate performance objectives, increase accountability for achieving those objectives and recognize the leaders whose quality indicators and clinical outcomes demonstrate improvement. Our hard work, innovation and persistence are now paying off. As most recently reported by the Centers for Medicare and Medicaid Services, all four of our core measure care areas have dramatically improved since the commencement of our clinical quality initiatives and we are ranked second in quality amongst for-profit hospital systems.

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net revenue during both the 2010 Three Month Period and the 2009 Three Month Period generated on an outpatient basis. Recognizing the importance of these services, we have improved many of our health care facilities to accommodate the outpatient needs of the communities that they serve. We have also invested substantial capital in many of our hospitals and physician practices during the past several years, resulting in improvements and enhancements to our diagnostic imaging and ambulatory surgical services.

Economic conditions and changes in commercial health insurance benefit plans over the past several years have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. As a result, self-pay admissions as a percent of total admissions at our hospitals increased from approximately 6.2% during the 2009 Three Month Period to 6.6% during the 2010 Three Month Period. While we continue to take various measures to address the impact of uninsured and underinsured patients on our business and we are aware of the recent enactment of the 2010 Health Care Legislation, there can be no assurances that our self-pay admissions will not continue to grow in future periods, especially in light of the downturn in the economy and correspondingly higher levels of unemployment. We regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

Supplemental Non-GAAP Information

The financial information provided throughout this Quarterly Report on Form 10-Q has been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). However, we also use certain non-GAAP financial performance measures (primarily Adjusted EBITDA, as defined below) in communications with interested parties such as stockholders, analysts, rating agencies, banks and others. Such non-GAAP financial information was developed to provide (i) an understanding of the impact of certain items in our consolidated financial statements, some of which are recurring and/or require cash payments, and (ii) meaningful year-over-year comparisons of our consolidated financial results. Additionally, we use Adjusted EBITDA as a baseline to set performance targets under our incentive compensation plans. We believe that Adjusted EBITDA provides interested parties with information about our ability to incur and service our debt obligations and make capital expenditures. For example, Adjusted EBITDA is an integral component in the determination of our compliance with certain covenants under our debt agreements; however, Adjusted EBITDA does not include all of the adjustments required by such debt agreements.

EBITDA is a non-GAAP measure that is defined as consolidated net income before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA modified to exclude discontinued operations, net gains/losses on sales of assets, net interest and other income, gains on early extinguishment of debt and write-offs of deferred financing costs. Because Adjusted EBITDA is not a measure of financial performance or liquidity that is determined under GAAP, it should not be considered in isolation or as a substitute for net income, income from operations, cash flows from operating, investing or financing activities, or any other GAAP measure. The items excluded from Adjusted EBITDA are significant components that must be evaluated to assess our financial performance and liquidity. Moreover, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Accordingly, interested parties and other readers of our consolidated financial statements are encouraged to use GAAP measures when evaluating and assessing our financial performance and liquidity.

The table below reconciles our consolidated net income to Adjusted EBITDA (in thousands).

	Three Months Ended March 31,
	2010	2009
Consolidated net income	$53,419	$52,569
Adjustments:
Interest expense	53,574	55,003
Provision for income taxes	29,700	29,691
Depreciation and amortization	62,115	59,588
Loss from discontinued operations	—	604
(Gains) losses on sales of assets, net	(1,195)	153
Interest and other income, net	(1,271)	(248)
Gains on early extinguishment of debt	—	(16,735)
Write-offs of deferred financing costs	—	194

Total adjustments	142,923	128,250

Adjusted EBITDA	$196,342	$180,819

Adjusted EBITDA as a percent of net revenue	15.3%	15.5%

Critical Accounting Policies and Estimates Update

There were no material changes to our critical accounting policies and estimates during the 2010 Three Month Period.

Goodwill is reviewed for impairment on an annual basis (i.e., each October 1) or whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on, among other things, market conditions and operational performance. When performing the impairment test, we initially compare the estimated fair values of each reporting unit’s net assets, including allocated home office net assets, to the corresponding carrying amounts on our consolidated balance sheet (i.e., Step 1 of the goodwill impairment test). If the estimated fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of the reporting unit’s goodwill, compare such fair value to the corresponding carrying amount and, if necessary, record a goodwill impairment charge. We do not believe that any of our reporting units are currently at risk of failing Step 1 of the goodwill impairment test.

2010 Three Month Period Compared to the 2009 Three Month Period

The tables below summarize our operating results for the 2010 Three Month Period and the 2009 Three Month Period. Our hospitals that were in operation for all of the 2010 Three Month Period and the 2009 Three Month Period are referred to herein as same 2010 hospitals.

	Three Months Ended March 31,
	2010		2009
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$1,285,019	100.0%	$1,164,705	100.0%
Operating expenses:
Salaries and benefits	507,767	39.5	454,937	39.1
Supplies	180,662	14.1	163,227	14.0
Provision for doubtful accounts	158,805	12.4	139,377	12.0
Depreciation and amortization	62,115	4.8	59,588	5.1
Rent expense	29,977	2.3	24,696	2.1
Other operating expenses	211,466	16.4	201,649	17.3

Total operating expenses	1,150,792	89.5	1,043,474	89.6

Income from operations	134,227	10.5	121,231	10.4
Other income (expense):
Gains (losses) on sales of assets, net	1,195	0.1	(153)	—
Interest and other income, net	1,271	0.1	248	—
Interest expense	(53,574)	(4.2)	(55,003)	(4.7)
Gains on early extinguishment of debt	—	—	16,735	1.4
Write-offs of deferred financing costs	—	—	(194)	—

Income from continuing operations before income taxes	83,119	6.5	82,864	7.1
Provision for income taxes	(29,700)	(2.3)	(29,691)	(2.5)

Income from continuing operations	$53,419	4.2%	$53,173	4.6%

	Three Months Ended March 31,		Change		Percent Change
	2010	2009
Same 2010 Hospitals
Occupancy	48.9%	49.9%	(100	) bps*	n/a
Patient days	345,558	350,441	(4,883)		(1.4	) %
Admissions	81,492	81,788	(296)		(0.4	) %
Adjusted admissions†	141,786	137,480	4,306		3.1%
Emergency room visits	332,884	342,640	(9,756)		(2.8	) %
Surgeries	76,018	72,963	3,055		4.2%
Outpatient revenue percent	48.6%	46.7%	190	bps	n/a
Inpatient revenue percent	51.4%	53.3%	(190	) bps	n/a
Total Hospitals
Occupancy	48.9%	49.9%	(100	) bps	n/a
Patient days	366,900	350,441	16,459		4.7%
Admissions	85,482	81,788	3,694		4.5%
Adjusted admissions†	148,930	137,480	11,450		8.3%
Emergency room visits	346,609	342,640	3,969		1.2%
Surgeries	79,842	72,963	6,879		9.4%
Outpatient revenue percent	48.2%	46.7%	150	bps	n/a
Inpatient revenue percent	51.8%	53.3%	(150	) bps	n/a

*	basis points
†	Admissions adjusted for outpatient volume

Net revenue during the 2010 Three Month Period was approximately $1,285.0 million as compared to $1,164.7 million during the 2009 Three Month Period. This change represented an increase of $120.3 million, or 10.3%. Our same 2010 hospitals provided $51.6 million, or 42.9%, of the increase in net revenue as a result of: (i) increased surgical volume from, among other things, market service development at certain of our hospitals; (ii) improvements in reimbursement rates; and (iii) favorable case mix trends. These items were partially offset by unfavorable movement in our payor mix during the 2010 Three Month Period. Additionally, emergency room visits and hospital admissions at our same 2010 hospitals declined during the 2010 Three Month Period primarily due to inclement weather in certain of our marketplaces and a weak flu season. The remaining 2010 net revenue increase of $68.7 million was due to our recently acquired hospital system in Fort Smith, Arkansas. Net revenue per adjusted admission increased approximately 1.8% during the 2010 Three Month Period as compared to the 2009 Three Month Period. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers, partially offset by the unfavorable movement in our payor mix during the 2010 Three Month Period.

Our provision for doubtful accounts during the 2010 Three Month Period increased 40 basis points to 12.4% of net revenue as compared to 12.0% of net revenue during the 2009 Three Month Period. This change is primarily due to an increase in (i) uninsured patients in the mix of patients that we serve and (ii) co-payments and deductibles due from underinsured patients, which subject us to a higher risk of collection. Both of these factors can be attributed, in part, to the downturn in the economy and correspondingly higher levels of unemployment.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, is important because it provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2010 Three Month Period and the 2009 Three Month Period, our Uncompensated Patient Care Percentage was determined to be 24.3% and 23.4%, respectively. The 90 basis point increase during the 2010 Three Month Period reflects, among other things, a larger provision for doubtful accounts for self-pay patients and greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue increased to 39.5% during the 2010 Three Month Period from 39.1% during the 2009 Three Month Period. This increase was primarily due to (i) disproportionately higher salaries and benefits during the ongoing transitional period at our recently acquired hospital system in Fort Smith, Arkansas and (ii) company-wide merit pay increases that went into effect late in the 2010 Three Month Period.

Rent expense as a percent of net revenue increased during the 2010 Three Month Period as compared to the 2009 Three Month Period while the corresponding percent for depreciation and amortization declined. These changes are connected insofar as they both primarily relate to our leasing activity. In recent years, we have entered into fewer capital lease arrangements and, therefore, our capital lease asset amortization expense has declined. As our use of operating leases has increased, so has our rent expense.

Other operating expenses as a percent of net revenue decreased from 17.3% during the 2009 Three Month Period to 16.4% during the 2010 Three Month Period. This decline is primarily due to the full benefit of various cost containment measures that we have implemented since late 2008 being recognized during the 2010 Three Month Period. Additionally, the realignment of certain home office functions, such as physician recruiting, and lower costs for utilities and repairs and maintenance have reduced our other operating expenses during the 2010 Three Month Period.

Interest expense decreased from approximately $55.0 million during the 2009 Three Month Period to $53.6 million during the 2010 Three Month Period. Such decrease was primarily due to lower average outstanding principal balances on our $2.75 billion seven-year term loan and our convertible debt securities during the 2010 Three Month Period as compared to the 2009 Three Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

During the 2009 Three Month Period, we repurchased certain of our convertible debt securities, which yielded gains on the early extinguishment of debt of approximately $16.7 million. See Note 2(b) to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our convertible debt repurchases.

Our effective income tax rates were approximately 35.7% and 35.8% during the 2010 Three Month Period and the 2009 Three Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, diluted our effective income tax rates by approximately 300 basis points and 290 basis points during the 2010 Three Month Period and the 2009 Three Month Period, respectively.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Additionally, we had approximately $72.2 million of available-for-sale securities at March 31, 2010 that can be used for, among other things, general business purposes and acquisitions. Below is a summary of our recent cash flow activity (in thousands).

	Three Months Ended March 31,
	2010	2009
Sources (uses) of cash and cash equivalents:
Operating activities	$79,650	$115,570
Investing activities	(70,767)	(60,209)
Financing activities	(7,644)	(98,275)
Discontinued operations	—	2,187

Net increase (decrease) in cash and cash equivalents	$1,239	$(40,727)

Operating Activities

Our cash flows from continuing operating activities decreased approximately $35.9 million, or 31.1%, during the 2010 Three Month Period when compared to the 2009 Three Month Period. This decrease primarily related to (i) an increase in accounts receivable from the hospital system that we acquired in Forth Smith, Arkansas (see further discussion below under “Days Sales Outstanding”) and (ii) income taxes (i.e., net federal and state income tax refunds of $13.2 million during the 2009 Three Month Period compared to $0.9 million of net payments during the 2010 Three Month Period). Partially offsetting these items was improved profitability (i.e., an increase of $13.0 million in income from operations during the 2010 Three Month Period compared to the 2009 Three Month Period). We expect to make estimated income tax payments during 2010 that are more than what was paid in recent years. Furthermore, we believe that the accounts receivable cash collections at our new hospital system will stabilize during the second half of 2010.

Investing Activities

Cash used in investing activities during the 2010 Three Month Period included (i) approximately $32.9 million of additions to property, plant and equipment, consisting primarily of medical equipment and renovation and expansion projects at certain of our facilities, and (ii) $11.0 million to acquire three ancillary health care businesses. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our acquisitions. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $35.1 million from buying and selling such securities during the 2010 Three Month Period. Partially offsetting the abovementioned cash outlays were a decrease in our restricted funds of $6.1 million and $2.1 million from sales of assets and insurance recoveries.

Cash used in investing activities during the 2009 Three Month Period included approximately $64.6 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities. Partially offsetting such cash outlays was a decrease in our restricted funds of $3.7 million.

Financing Activities

During the 2010 Three Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $9.4 million. We also paid $5.4 million to noncontrolling shareholders for recurring distributions and mandatory repurchases of subsidiary shares. Partially offsetting these cash outlays were (i) $2.5 million that we received from noncontrolling shareholders to acquire minority equity interests in certain of our joint ventures and (ii) cash proceeds from exercises of stock options of $3.6 million. See Notes 2 and 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt/capital lease arrangements and our joint venture activity, respectively.

During the 2009 Three Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $29.0 million, including an $18.4 million mandatory Excess Cash Flow payment (as described below under “Capital Resources”). We also paid (i) $59.3 million to repurchase certain of our convertible debt securities in the open market and (ii) $12.7 million to noncontrolling shareholders, including a distribution of $11.1 million from our joint venture in North Carolina and South Carolina (prior to such joint venture’s restructuring). Partially offsetting these cash outlays was $2.6 million that we received from noncontrolling shareholders to acquire minority equity interests in certain of our joint ventures.

Days Sales Outstanding

Days sales outstanding, or DSO, is calculated by dividing quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 52 days at March 31, 2010, which compares to 49 days at December 31, 2009 and 50 days at March 31, 2009. The process of transferring Medicare and Medicaid provider numbers for the hospital system that we acquired in Fort Smith, Arkansas in December 2009 has been completed. While working to obtain the required provider numbers, we were unable to bill for the services we provided, which caused our accounts receivable to grow and correspondingly increased our DSO by approximately three days and two days at March 31, 2010 and December 31, 2009, respectively.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that reversals of existing taxable temporary differences, future taxable income and carrybacks will allow us to realize the deferred tax assets that are recognized in our consolidated balance sheets.

Capital Resources

Senior Secured Credit Facilities. Our variable rate senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the termination of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. Our mandatory principal payments under the Credit Facilities for the year ending March 31, 2011 are approximately $25.8 million. Throughout the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is generally payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for the seven-year term of the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Therefore, we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the interest rate swap contract. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 regarding the estimated fair value of our interest rate swap contract. At March 31, 2010, approximately $126.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.0% on both March 31, 2010 and April 30, 2010).

Although there were no amounts outstanding under the Revolving Credit Agreement on April 30, 2010, standby letters of credit in favor of third parties of approximately $44.9 million reduced the amount available for borrowing thereunder to $455.1 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.1% on April 30, 2010.

We intend to fund the Term Loan’s quarterly principal and interest payments and mandatory Excess Cash Flow payments with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and/or borrowings under the Revolving Credit Agreement.

Demand Promissory Note. We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest will be immediately due and payable upon the bank’s written demand. The demand promissory note’s effective interest rate on April 30, 2010 was approximately 2.3%; however, there were no amounts outstanding thereunder on such date.

Debt Covenants

The Credit Facilities and the indentures governing our convertible debt securities and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At March 31, 2010, we were in compliance with all of the covenants contained in those debt agreements. Specifically, the table below summarizes what we believe are the key financial covenants under the Credit Facilities and our corresponding actual performance as of and for the period ended March 31, 2010.

	Requirement	Actual
Minimum required consolidated interest coverage ratio	2.65 to 1.00	3.15 to 1.00
Maximum permitted consolidated leverage ratio	5.10 to 1.00	4.38 to 1.00

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

Dividends

As part of a recapitalization of our balance sheet, our Board of Directors declared a special cash dividend that was paid in March 2007. In light of the special cash dividend, we indefinitely suspended all future dividend payments. Additionally, the Credit Facilities restrict our ability to pay cash dividends.

Standby Letters of Credit

As of April 30, 2010, we maintained approximately $44.9 million of standby letters of credit in favor of third parties with various expiration dates through March 1, 2011. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that capital expenditures for property, plant and equipment will range from 4.5% to 5.5% of our net revenue for the year ending December 31, 2010, which is within the capital expenditure limitations of the Credit Facilities. As of March 31, 2010, a number of hospital renovation and expansion projects were underway. We estimate that the cost to build and equip a replacement hospital for Walton Regional Medical Center in Monroe, Georgia will range from $40 million to $45 million. Although we negotiated a deferral of all construction activities for this replacement hospital until December 1, 2010, we are currently obligated to complete construction no later than December 31, 2012. We do not believe that any of our hospital renovation and expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

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

Contractual Obligations and Off-Balance Sheet Arrangements

During the 2010 Three Month Period, there were no material changes to the contractual obligation and off-balance sheet information provided in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “could,” “plan,” “continue,” “should,” “project,” “estimate” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, debt structure, principal payments on debt, capital structure, other financial items, statements regarding our plans and objectives for future operations, acquisitions, divestitures and other transactions, statements of future economic performance, statements regarding the effects of recently enacted or future health care laws and regulations, statements of the assumptions underlying or relating to any of the foregoing statements, and statements that are other than statements of historical fact.

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A of Part II of this Quarterly Report on Form 10-Q. Furthermore, we operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or results of operations or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update such risk factors or to publicly announce the results of any revisions to the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect new information, future events or other developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the 2010 Three Month Period, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.

Conclusion Regarding The Effectiveness Of Disclosure Controls And Procedures. Our President and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

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

Our business and operations are subject to numerous risks, many of which are described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. If any of the events described therein should occur, our business and results of operations could be harmed. A description of new risk factors or risk factors that have been modified or have materially changed since December 31, 2009 is included below; however, additional risks and uncertainties that are not presently known to us, or which we currently deem to be immaterial, could also harm our business and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, the “2010 Health Care Legislation”) may have a significant impact on our existing and future joint ventures.

The 2010 Health Care Legislation includes significant revisions to the portion of the Social Security Act commonly known as the “Stark law,” which generally prohibits physicians from referring Medicare and Medicaid patients to providers of enumerated “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement. Such referrals are deemed to be “self-referrals” due to the physician’s financial relationship with the entity providing the designated health services. An exception to the general self-referral prohibition, commonly known as the “Whole Hospital Exception,” previously existed under the Stark law for physician ownership and/or investment in an entire hospital (rather than a subdivision of a hospital), provided that certain requirements were met. Under the 2010 Health Care Legislation, the availability of the Whole Hospital Exception will depend on physician ownership or investment in a hospital and the existence of a provider agreement by December 31, 2010, provided certain other conditions are met. The 2010 Health Care Legislation also provides that the percentage of physician ownership or investment interests held in a hospital by physician owners or investors cannot exceed the percentage that existed as of March 23, 2010, the date on which the legislation was enacted. The interplay of the dates under these two provisions of the 2010 Health Care Legislation and other related matters creates uncertainty that has not yet been clarified by regulation or other interpretive guidance. Moreover, under the 2010 Health Care Legislation, except in certain circumstances pursuant to an expansion exception process that has yet to be formally established, the number of operating rooms, procedure rooms and licensed beds in a hospital having physician ownership cannot be increased beyond the amount that existed on March 23, 2010. The provisions of the 2010 Health Care Legislation that are described herein, as well as other provisions therein and future interpretations, rulings and guidance, could have a significant impact on our existing and future joint ventures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes the number of shares of our common stock that were withheld to satisfy tax withholding obligations for stock-based compensation awards that vested during each month during the quarter ended March 31, 2010.

Month Ended	Total Number of Shares Purchased	Average Price Per Share
January 31, 2010	287,130	$7.27
February 28, 2010	15,850	7.35
March 31, 2010	112,493	7.54

Total	415,473

Item 6.	Exhibits.

See Index to Exhibits beginning on page 27 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: May 5, 2010	By:	/s/ Gary S. Bryant
Gary S. Bryant
Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(10) Material Contracts

*10.1	Certain executive officer compensation information, including stock-based compensation under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 16, 2010, is incorporated herein by reference.

*10.2	Form of Restricted Stock Award and Cash Performance Award for the year ending December 31, 2010 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, which is the same, in all material respects, as the form of award for the year ended December 31, 2009 that was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and such filed exhibit is incorporated herein by reference.

*10.3	Cash Performance Award granted to Joseph C. Meek under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan.

*10.4	Deferred Stock Award granted to Joseph C. Meek under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan.

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32) Section 1350 Certifications

32.1	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.