Form 10-Q
period 2010-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2010-08-05
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

As of July 30, 2010, there were 250,620,715 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$1,247,787	$1,131,765	$2,532,806	$2,296,470

Operating expenses:
Salaries and benefits	490,607	439,125	998,374	894,062
Supplies	176,984	162,581	357,646	325,808
Provision for doubtful accounts	149,731	136,749	308,536	276,126
Depreciation and amortization	61,883	59,188	123,998	118,776
Rent expense	30,555	24,832	60,532	49,528
Other operating expenses	217,425	198,682	428,891	400,331

Total operating expenses	1,127,185	1,021,157	2,277,977	2,064,631

Income from operations	120,602	110,608	254,829	231,839

Other income (expense):
Gains on sales of assets, net	84	1,999	1,279	1,846
Interest and other income, net	2,651	309	3,922	557
Interest expense	(52,530)	(54,182)	(106,104)	(109,185)
Gains on early extinguishment of debt	-	-	-	16,735
Write-offs of deferred financing costs	-	(250)	-	(444)

Income from continuing operations before income taxes	70,807	58,484	153,926	141,348
Provision for income taxes	(25,094)	(20,206)	(54,794)	(49,897)

Income from continuing operations	45,713	38,278	99,132	91,451
Income from discontinued operations, net of income taxes	-	1,020	-	416

Consolidated net income	45,713	39,298	99,132	91,867
Net income attributable to noncontrolling interests	(6,056)	(6,705)	(12,535)	(13,258)

Net income attributable to Health Management Associates, Inc.	$39,657	$32,593	$86,597	$78,609

Earnings per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.16	$0.13	$0.35	$0.32
Discontinued operations	-	-	-	-

Net income	$0.16	$0.13	$0.35	$0.32

Diluted
Continuing operations	$0.16	$0.13	$0.35	$0.32
Discontinued operations	-	-	-	-

Net income	$0.16	$0.13	$0.35	$0.32

Weighted average number of shares outstanding:
Basic	248,390	244,834	247,975	244,810

Diluted	251,198	245,914	250,535	245,578

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,637	$106,018
Available-for-sale securities	140,395	36,585
Accounts receivable, less allowances for doubtful accounts of $463,690 and $455,705 at June 30, 2010 and December 31, 2009, respectively	655,480	656,171
Supplies, prepaid expenses and other assets	166,792	157,111
Prepaid and recoverable income taxes	50,114	58,852
Restricted funds	44,485	45,431
Assets of discontinued operations	13,404	13,404

Total current assets	1,183,307	1,073,572

Property, plant and equipment	4,053,507	3,955,674
Accumulated depreciation and amortization	(1,565,014)	(1,457,408)

Net property, plant and equipment	2,488,493	2,498,266

Restricted funds	46,923	38,848
Goodwill	908,708	890,852
Deferred charges and other assets	92,732	102,561

Total assets	$4,720,163	$4,604,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,335	$141,143
Accrued expenses and other liabilities	300,080	305,788
Deferred income taxes	22,843	42,977
Current maturities of long-term debt and capital lease obligations	35,644	35,989

Total current liabilities	514,902	525,897

Deferred income taxes	133,738	133,451
Long-term debt and capital lease obligations, less current maturities	2,993,340	3,004,672
Interest rate swap contract	232,450	197,827
Other long-term liabilities	211,865	198,159

Total liabilities	4,086,295	4,060,006

Redeemable equity securities	187,820	182,473

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	-	-
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 250,608 shares and 248,517 shares issued at June 30, 2010 and December 31, 2009, respectively	2,506	2,485
Accumulated other comprehensive income (loss), net of income taxes	(143,610)	(120,242)
Additional paid-in capital	111,143	96,531
Retained earnings	462,998	376,401

Total Health Management Associates, Inc. stockholders’ equity	433,037	355,175
Noncontrolling interests	13,011	6,445

Total stockholders’ equity	446,048	361,620

Total liabilities and stockholders’ equity	$4,720,163	$4,604,099

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2010 and 2009

(in thousands)

(unaudited)

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive Income (Loss), net	Additional Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Par Value
Balances at January 1, 2010	248,517	$2,485	$(120,242)	$96,531	$376,401	$6,445	361,620
Comprehensive income:
Net income	-	-	-	-	86,597	12,535	99,132
Unrealized losses on available-for-sale securities, net	-	-	(346)	-	-	-	(346)
Change in fair value of interest rate swap contract, net	-	-	(23,022)	-	-	-	(23,022)

Total comprehensive income ($63,229 and $12,535 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)	-	-	-	-	-	-	75,764
Exercises of stock options and related tax matters	856	9	-	8,740	-	-	8,749
Issuances of deferred stock and restricted stock and related tax matters	1,235	12	-	(3,062)	-	-	(3,050)
Stock-based compensation expense	-	-	-	8,934	-	-	8,934
Noncontrolling shareholder interest in an acquired business	-	-	-	-	-	3,565	3,565
Distributions to noncontrolling shareholders	-	-	-	-	-	(9,534)	(9,534)

Balances at June 30, 2010	250,608	$2,506	$(143,610)	$111,143	$462,998	$13,011	$446,048

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive Income (Loss), net	Additional Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholders’ Equity
	Shares	Par Value
Balances at January 1, 2009	244,221	$2,442	$(169,914)	$108,374	$238,219	$106,690	$285,811
Comprehensive income:
Net income	-	-	-	-	78,609	13,258	91,867
Unrealized gains on available-for-sale securities, net	-	-	428	-	-	-	428
Change in fair value of interest rate swap contract, net	-	-	47,298	-	-	-	47,298

Total comprehensive income ($126,335 and $13,258 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)							139,593
Issuances of deferred stock and restricted stock and related tax matters	2,401	24	-	(630)	-	-	(606)
Stock-based compensation expense	-	-	-	5,396	-	-	5,396
Distributions to noncontrolling shareholders	-	-	-	-	-	(14,878)	(14,878)

Balances at June 30, 2009	246,622	$2,466	$(122,188)	$113,140	$316,828	$105,070	$415,316

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Consolidated net income	$99,132	$91,867
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	127,361	122,198
Provision for doubtful accounts	308,536	276,126
Stock-based compensation expense	8,934	5,396
Gains on sales of assets, net	(1,279)	(1,846)
Gains on sales of available-for-sale securities	(2,754)	-
Gains on early extinguishment of debt	-	(16,735)
Write-offs of deferred financing costs	-	444
Deferred income tax expense (benefit)	(8,698)	4,689
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(310,230)	(270,566)
Supplies, prepaid expenses and other current assets	(9,340)	(3,058)
Prepaid and recoverable income taxes	14,327	60,132
Deferred charges and other long-term assets	(7,648)	(10,189)
Accounts payable	12,027	(43,022)
Accrued expenses and other liabilities	8,072	36,685
Equity compensation excess income tax benefits	(1,112)	(144)
Income from discontinued operations, net	-	(416)

Net cash provided by continuing operating activities	237,328	251,561

Cash flows from investing activities:
Additions to property, plant and equipment	(92,486)	(114,791)
Acquisitions of health care businesses	(10,959)	-
Proceeds from sales of assets and insurance recoveries	2,189	3,995
Purchases of available-for-sale securities	(348,549)	-
Proceeds from sales of available-for-sale securities	248,854	-
Decrease (increase) in restricted funds, net	(9,021)	7,648

Net cash used in continuing investing activities	(209,972)	(103,148)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(19,992)	(67,767)
Repurchases of convertible debt securities in the open market	-	(59,338)
Proceeds from exercises of stock options	5,462	-
Cash received from noncontrolling shareholders	2,547	10,028
Cash payments to noncontrolling shareholders	(9,866)	(14,878)
Equity compensation excess income tax benefits	1,112	144

Net cash used in continuing financing activities	(20,737)	(131,811)

Net increase in cash and cash equivalents before discontinued operations	6,619	16,602
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	-	5,386
Investing activities	-	(717)
Financing activities	-	(276)

Net increase in cash and cash equivalents	6,619	20,995
Cash and cash equivalents at the beginning of the period	106,018	143,614

Cash and cash equivalents at the end of the period	$112,637	$164,609

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

1.	Business and Basis of Presentation

Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) provide health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of June 30, 2010, we operated 55 hospitals in fifteen states with a total of 8,419 licensed beds. At such date, eighteen and ten of our hospitals were located in Florida and Mississippi, respectively. See Note 8 for information regarding (i) our acquisition of a 60% equity interest in each of three Florida-based hospitals on July 1, 2010 and (ii) two additional Florida-based hospitals that we plan to acquire on or before October 1, 2010.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 4.

The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The interim condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. Our results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and changes in the economy and the health care regulatory environment, including the possible effects of the recently enacted Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Based on the SEC’s guidance, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

	June 30, 2010	December 31, 2009
Revolving credit facilities (a)	$-	$-
Term Loan (a)	2,495,184	2,508,934
6.125% Senior Notes due 2016, net of discounts of approximately $2,137 and $2,322 at June 30, 2010 and December 31, 2009, respectively	397,863	397,678
Convertible debt securities, net of discounts of $15,014 and $16,605 at
June 30, 2010 and December 31, 2009, respectively (b)	76,658	75,067
Installment notes and other unsecured long-term debt	6,372	6,023
Capital lease obligations	52,907	52,959

	3,028,984	3,040,661
Less current maturities	(35,644)	(35,989)

Long-term debt and capital lease obligations, less current maturities	$2,993,340	$3,004,672

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt and Capital Lease Obligations (continued)

a. Senior Secured Credit Facilities. Our senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the end of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. Based on the annual Excess Cash Flow generated during the year ended December 31, 2008, we were required to repay principal of approximately $94.1 million, which we satisfied with principal payments of $18.4 million during the six months ended June 30, 2009 and $75.7 million during 2008. There was no annual Excess Cash Flow generated during the year ended December 31, 2009. However, during the six months ended June 30, 2009, we prepaid $25.0 million of principal under the Term Loan. In connection with our annual Excess Cash Flow payments and our Term Loan prepayment, $0.4 million of deferred financing costs were written off during the six months ended June 30, 2009.

During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for us to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At June 30, 2010, approximately $196.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.3% on both June 30, 2010 and July 30, 2010).

Although there were no amounts outstanding under the Revolving Credit Agreement on July 30, 2010, standby letters of credit in favor of third parties of approximately $46.4 million reduced the amount available for borrowing thereunder to $453.6 million on such date. The effective interest rates on the variable rate Revolving Credit Agreement were approximately 2.3% and 2.2% on June 30, 2010 and July 30, 2010, respectively.

b. Convertible Debt Securities.    During the six months ended June 30, 2009, we used cash on hand to repurchase certain of our convertible debt securities (principal face amount of approximately $98.6 million) in the open market at approximately 60.2% of their principal face amount, plus accrued and unpaid interest. In connection with such repurchases, we recorded gains on the early extinguishment of debt aggregating $16.7 million.

Other.    The estimated fair values of our long-term debt instruments, determined by reference to quoted market prices, are summarized in the table below (in thousands).

	June 30, 2010	December 31, 2009
Term Loan	$2,337,268	$2,371,947
6.125% Senior Notes due 2016	379,000	375,000
Convertible debt securities	97,479	94,249

The estimated fair values of our other long-term debt instruments reasonably approximate their carrying amounts in the condensed consolidated balance sheets. See Note 5 for discussion of the estimated fair values of our other financial instruments, including valuation methods and significant assumptions.

The cash paid for interest on our long-term debt and capital lease obligations during the six months ended June 30, 2010 and 2009, including amounts that have been capitalized, was approximately $105.4 million and $107.5 million, respectively.

At June 30, 2010, we were in compliance with all of the covenants contained in our debt agreements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerators:
Income from continuing operations	$45,713	$38,278	$99,132	$91,451
Income attributable to noncontrolling interests	(6,056)	(6,381)	(12,535)	(12,662)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	39,657	31,897	86,597	78,789

Income from discontinued operations	-	1,020	-	416
Income from discontinued operations attributable to noncontrolling interests	-	(324)	-	(596)

Income (loss) from discontinued operations attributable to Health Management Associates, Inc. common stockholders	-	696	-	(180)

Net income attributable to Health Management Associates, Inc. common stockholders	$39,657	$32,593	$86,597	$78,609

Denominators:
Denominator for basic earnings per share-weighted average number of outstanding common shares	248,390	244,834	247,975	244,810
Effect of dilutive securities:
Stock-based compensation	2,808	1,080	2,560	768

Denominator for diluted earnings per share	251,198	245,914	250,535	245,578

Earnings per share:
Basic
Continuing operations	$0.16	$0.13	$0.35	$0.32
Discontinued operations	-	-	-	-

Net income	$0.16	$0.13	$0.35	$0.32

Diluted
Continuing operations	$0.16	$0.13	$0.35	$0.32
Discontinued operations	-	-	-	-

Net income	$0.16	$0.13	$0.35	$0.32

Approximately 6.2 million and 6.8 million common stock equivalents relating to stock options to purchase shares of our common stock were not included in the computations of diluted earnings per share during the three and six months ended June 30, 2010, respectively, because the exercise prices of such stock options were greater than the average market price of our common stock during the respective measurements periods. The corresponding amounts were 12.1 million and 12.6 million common stock equivalents for the three and six months ended June 30, 2009, respectively.

Approximately 0.5 million and 0.4 million common stock equivalents relating to deferred stock and restricted stock were not included in the computations of diluted earnings per share during the three and six months ended June 30, 2010, respectively, because their effect was antidilutive or satisfaction of required performance and/or market conditions for certain stock-based compensation was not achieved by the end of the reporting period. The corresponding amounts for the three and six months ended June 30, 2009 were 3.1 million and 3.5 million common stock equivalents, respectively.

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

The operating results and cash flows of discontinued operations have been included in our consolidated financial statements up to the date of disposition. As provided by GAAP, the financial position, operating results and cash flows of the abovementioned entities have been presented as discontinued operations in the interim condensed consolidated financial statements. The assets of discontinued operations in the condensed consolidated balance sheets at both June 30, 2010 and December 31, 2009 represented GCMC’s and the Center’s remaining tangible long-lived assets, which primarily consisted of property, plant and equipment. The table below sets forth the underlying details of our 2009 discontinued operations (in thousands). There were no such operations during 2010.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Net revenue	$23,688	$47,152

Operating expenses:
Salaries and benefits	8,990	18,307
Provision for doubtful accounts	4,756	11,454
Depreciation and amortization	1,373	2,701
Other operating expenses	7,035	14,318

Total operating expenses	22,154	46,780

Income from operations	1,534	372
Other expenses, net	(100)	(64)

Income before income taxes	1,434	308
Income tax (provision) benefit	(414)	108

Income from discontinued operations	$1,020	$416

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

The table below summarizes the estimated fair values of our financial assets (liabilities) as of June 30, 2010 (in thousands).

	Level 1	Level 2	Level 3
Available-for-sale securities, including those in restricted funds	$230,719	$-	$-
Interest rate swap contract	-	(232,450)	-

Totals	$230,719	$(232,450)	$-

The estimated fair value of our interest rate swap contract was determined using a model that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The model also incorporates valuation adjustments for credit risk.

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

Available-For-Sale Securities (including those in restricted funds). Supplemental information regarding our available-for-sale securities, which consist solely of shares in mutual funds, is set forth in the table below (dollars in thousands).

	Number of Mutual Fund Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of June 30, 2010:
Debt-based funds	11	$214,195	$2,796	$(28)	$216,963
Equity-based funds	6	14,968	-	(1,212)	13,756

Totals	17	$229,163	$2,796	$(1,240)	$230,719

As of December 31, 2009:
Debt-based funds	10	$100,238	$269	$(164)	$100,343
Equity-based funds	6	14,563	2,050	(69)	16,544

Totals	16	$114,801	$2,319	$(233)	$116,887

As of June 30, 2010 and December 31, 2009, mutual fund investments with aggregate estimated fair values of approximately $23.0 million (eight investments) and $34.3 million (six investments), respectively, generated the gross unrealized losses disclosed in the above table. Due to our brief holding period for each of these securities, as well as other relevant considerations, we concluded that other than temporary impairment charges were not necessary at either of the balance sheet dates. We will continue to monitor and evaluate the recoverability of our available-for-sale securities.

During the six months ended June 30, 2010, we realized gains on sales of available-for-sale securities of approximately $2.8 million, which included $2.1 million that was reclassified from net unrealized gains at December 31, 2009; however, we experienced no realized losses during such period. There were no sales of available-for-sale securities during the six months ended June 30, 2009. The weighted average cost method is used to determine the historical cost basis of securities that are sold.

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

	June 30, 2010	December 31, 2009
Interest-bearing cash	$1,084	$3,977
Available-for-sale securities	90,324	80,302

Totals	$91,408	$84,279

Supplemental information regarding the available-for-sale securities that are included in restricted funds is set forth in the table below (in thousands).

	Six Months Ended June 30,
	2010	2009
Proceeds from sales	$8,577	$-
Purchases	18,100	-

6.	Other Significant Matters

Joint Ventures and Redeemable Equity Securities. As of June 30, 2010, we had established joint ventures to own/lease and operate 24 of our hospitals (see Note 8 for activity subsequent to that date). Local physicians and/or other health care organizations own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage the related hospital’s day-to-day operations.

When completing a joint venture transaction, a subsidiary of Health Management Associates, Inc. customarily issues equity securities that provide for the unilateral redemption of such securities by noncontrolling shareholders (typically at the lower of the original investment or fair market value). Redeemable equity securities with redemption features that are not solely within our control are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. If the securities are currently redeemable or redeemable after the passage of time, they are adjusted to their redemption value as changes occur. If it is unlikely that a redeemable equity security will ever require redemption (e.g., we do not expect that a triggering contingency will occur, etc.), then subsequent adjustments to the initially recorded amount will only be recognized in the period that a redemption becomes probable.

As recorded in the condensed consolidated balance sheets at June 30, 2010 and December 31, 2009, redeemable equity securities represent (i) the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings and (ii) the initial unadjusted estimated fair value of Novant’s contingent right in respect of 105-bed Lake Norman Regional Medical Center in Mooresville, North Carolina (as described below). As of June 30, 2010 and through July 30, 2010, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of our redeemable equity securities is summarized in the table below (in thousands).

	Six Months Ended June 30,
	2010	2009
Balances at the beginning of the period	$182,473	$48,868
Investments by noncontrolling shareholders and acquisition activity	5,679	10,028
Purchases of subsidiary shares from noncontrolling shareholders	(332)	-

Balances at the end of the period	$187,820	$58,896

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

Acquisition Activity. During the six months ended June 30, 2010, subsidiaries of Health Management Associates, Inc. acquired three ancillary health care businesses, including one in which we held a pre-acquisition minority equity interest, through (i) the issuance of subsidiary equity securities valued at approximately $3.1 million and (ii) the payment of cash consideration of $11.0 million. We continue to evaluate similar opportunities.

Our acquisitions are accounted for using the purchase method of accounting. Purchase prices are allocated to the assets acquired and liabilities assumed based on their estimated exit price fair values on the dates of acquisition. As a result of our acquisitions during the six months ended June 30, 2010, we recorded goodwill (most of which is not expected to be tax deductible) because the final negotiated purchase prices exceeded the fair value of the net tangible and intangible assets acquired. The table below summarizes the purchase price allocations (in thousands) for those acquisitions; however, in some cases, such purchase price allocations are preliminary and remain subject to future refinement as we gather supplemental information.

Assets acquired:
Current and other assets	$1,125
Property, plant and equipment	7,041
Goodwill	17,856

Total assets acquired	26,022
Liabilities assumed (principally a capital lease obligation)	(5,657)

Net assets acquired	$20,365

See Note 8 for information regarding our acquisition activity subsequent to June 30, 2010.

Divestiture. During the three months ended June 30, 2009, we sold a home health agency for $2.5 million, yielding a gain in the same amount. This gain has been included in gains on sales of assets (continuing operations) in the consolidated statements of income. Historically, this disposed business unit contributed nominally to our consolidated operating results.

Income Taxes. Our effective income tax rates were approximately 35.6% and 35.3% during the six months ended June 30, 2010 and 2009, respectively, and 35.4% and 34.5% during the three months ended June 30, 2010 and 2009, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 320 basis points and 350 basis points during the six months ended June 30, 2010 and 2009, respectively. The corresponding impact was 330 basis points and 420 basis points during the three months ended June 30, 2010 and 2009, respectively.

Our net federal and state income tax payments approximated $48.5 million during the six months ended June 30, 2010, which compares to a corresponding net refund of $14.8 million during the six months ended June 30, 2009.

Comprehensive Income. GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. The details of our total consolidated comprehensive income are presented below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consolidated net income	$45,713	$39,298	$99,132	$91,867

Components of other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(980)	1,350	(346)	428
Changes in fair value of interest rate swap contract, net	(12,775)	37,595	(23,022)	47,298

Other comprehensive income (loss)	(13,755)	38,945	(23,368)	47,726

Total consolidated comprehensive income	31,958	78,243	75,764	139,593
Total comprehensive income attributable to noncontrolling interests	(6,056)	(6,705)	(12,535)	(13,258)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$25,902	$71,538	$63,229	$126,335

See Notes 2 and 5 for information regarding our interest rate swap contract and available-for-sale securities, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Commitments and Contingencies

Physician and Physician Group Guarantees. We are committed to providing financial assistance to physicians and physician groups practicing in the communities that our hospitals serve through certain recruiting arrangements and professional services agreements. At June 30, 2010, we were committed to non-cancelable guarantees of approximately $33.0 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the contractual measurement periods, which generally approximate one year. We believe that the recorded liabilities for physician and physician group guarantees of $11.7 million and $12.6 million at June 30, 2010 and December 31, 2009, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

ERISA Actions. On or about August 20, 2007, Health Management Associates, Inc. (referred to as “Health Management” for purposes of Note 7) and certain of its executive officers and directors were named as defendants in an action entitled Ingram v. Health Management Associates, Inc. et al. (No. 2:07-CV-00529) (the “Ingram Action”), which was filed in the U.S. District Court for the Middle District of Florida, Fort Myers Division (the “Florida District Court”). This action was brought as a purported class action on behalf of all participants in or beneficiaries of the Health Management Associates, Inc. Retirement Savings Plan (the “Plan”) during the period January 17, 2007 through August 20, 2007 and whose participant accounts included shares of Health Management’s common stock. The plaintiff alleged, among other things, that the defendants: (i) breached their fiduciary responsibilities to Plan participants and their beneficiaries under the Employee Retirement Income Security Act of 1974 (“ERISA”) and neglected to adequately supervise the management and administration of the Plan; (ii) failed to communicate complete, full and accurate information regarding the Plan’s investments in Health Management’s common stock; and (iii) had conflicts of interest. Three similar purported ERISA class action lawsuits were subsequently filed in the Florida District Court.

On May 14, 2008, the Florida District Court granted the plaintiffs’ motion to consolidate the four ERISA actions. The consolidated case continues to be administered under the docket number and caption assigned to the Ingram Action. On May 20, 2009, a U.S. Magistrate Judge issued a report and recommendation as to an interim lead counsel committee for the plaintiffs. On June 10, 2009, such report and recommendation were adopted by the Florida District Court. On July 27, 2009, the plaintiffs filed a consolidated amended complaint, which is similar to the original complaint in the Ingram Action. The defendants named in the consolidated amended complaint include Health Management, certain current and former officers and directors of Health Management and members of the Plan’s Retirement Committee. During September 2009, the defendants moved to dismiss the consolidated amended complaint for failure to state a claim. The plaintiffs filed a response to the defendants’ motion to dismiss on December 14, 2009. The defendants’ reply in further support of their motion to dismiss was filed in the Florida District Court on January 27, 2010.

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

Ascension Health Lawsuit. On February 14, 2006, Health Management announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $35 million in damages. On July 17, 2007, Health Management removed the case to the United States District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. These motions are currently pending.

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe Health Management breached a confidentiality agreement. Accordingly, we consider the lawsuit filed by the Ascension subsidiaries to be without merit and we intend to vigorously defend Health Management against the allegations.

Medicare Billing Lawsuits. Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. Ted D. Kosenske, M.D. v. Carlisle HMA, Inc. and Health Management Associates, Inc. (No. 1:05-CV-2184), which was filed in the U.S. District Court for the Middle District of Pennsylvania. Although the False Claims Act grants the federal government the right to intervene in qui tam actions, the government declined to do so in this lawsuit. Carlisle HMA, LLC

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Commitments and Contingencies (continued)

(formerly known as Carlisle HMA, Inc.) has owned and operated Carlisle Regional Medical Center and other health care facilities in Carlisle, Pennsylvania since they were acquired from an unrelated not-for-profit organization in June 2001. The plaintiff’s complaint alleged that since 1998 the defendants and the hospital’s previous owner erroneously submitted outpatient hospital claims for pain management services to Medicare and that those claims were falsely certified to be in compliance with the portion of the Social Security Act commonly known as the “Stark law” and the Anti-Kickback Act. To avoid the risks and expense of litigation, the parties agreed to a settlement on July 28, 2010. That settlement will not have a significant impact on our consolidated financial position, results of operations or liquidity.

On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. (No. 8:10-cv-66-T-23TBM), which was filed under seal in the U.S. District Court for the Middle District of Florida, Tampa Division. On August 2, 2010, the lawsuit was unsealed; however, the complaint has not yet been served upon Health Management or its subsidiary. The plaintiff’s complaint alleges that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with the Stark law and the Anti-Kickback Act. The plaintiff’s complaint further alleges that the defendants’ conduct violated the False Claims Act. We continue to review this recently unsealed complaint and we intend to vigorously defend Health Management and its subsidiary against the allegations in this matter.

Governmental Matter. Several of our hospitals received letters requesting information in connection with a Department of Justice (“DOJ”) investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. We believe that the DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and we are cooperating with the investigation. We continue to research and review the requested documentation and relevant regulatory guidance issued during the time period under review to determine billing accuracy. Based on the aggregate billings for inpatient kyphoplasty procedures during the period under review that were performed at the Health Management hospitals subject to the DOJ’s inquiry, we do not believe that the final outcome of this matter will be material.

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

8.	Subsequent Events

Effective July 1, 2010, certain of our subsidiaries acquired from Shands HealthCare a 60% equity interest in each of the following Florida-based general acute care hospitals and certain related health care operations: (i) 99-bed Shands Lake Shore hospital in Lake City, Florida; (ii) 15-bed Shands Live Oak hospital in Live Oak, Florida; and (iii) 25-bed Shands Starke hospital in Starke, Florida. Shands HealthCare or one of its affiliates will continue to hold a 40% equity interest in each of these hospitals and any related health care operations. The purchase price for our 60% interests in these three hospitals was approximately $21.2 million in cash, excluding transaction-related costs. Additionally, we entered into a 30-year lease extension in respect of Shands Lake Shore hospital wherein future minimum lease payments will aggregate $11.7 million.

On July 26, 2010, one of our subsidiaries signed a definitive agreement to acquire from Wuesthoff Health Systems, Inc. the following Florida-based general acute care hospitals and certain related health care operations: (i) 291-bed Wuesthoff Medical Center in Rockledge, Florida; and (ii) 115-bed Wuesthoff Medical Center in Melbourne, Florida. The purchase price for this acquisition will be approximately $145.0 million in cash, excluding transaction-related costs, and the assets to be acquired will include, among other things, property, plant and equipment and supply inventories. Subject to regulatory approvals and other conditions customary to closing, we anticipate that this acquisition will close on or before October 1, 2010.

The abovementioned acquisitions are in furtherance of that portion of our business strategy that calls for the acquisition of hospitals in rural and non-urban areas. The three-hospital acquisition from Shands HealthCare was funded with our available cash balances. We plan to fund the two-hospital acquisition from Wuesthoff Health Systems, Inc. with available cash balances, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement (see Note 2 for information regarding our credit facilities).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

As of June 30, 2010, Health Management Associates, Inc. and its subsidiaries (“we,” “our” or “us”) operated 55 hospitals with a total of 8,419 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding (i) our acquisition of a 60% equity interest in each of three Florida-based hospitals on July 1, 2010 and (ii) two additional Florida-based hospitals that we plan to acquire on or before October 1, 2010. The operating results of acquired hospitals and other health care businesses are included in our consolidated financial statements subsequent to the date of acquisition.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1. Discontinued operations were not material to our consolidated results of operations during the periods presented herein.

During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the “2010 Health Care Legislation”) were signed into law by President Obama. The primary goals of the 2010 Health Care Legislation are to: (i) provide coverage by January 1, 2014 to an estimated 32 million Americans who currently do not have health insurance; (ii) reform the health care delivery system to improve quality; and (iii) lower the overall costs of providing health care. To accomplish the goal of expanding coverage, the new legislation mandates that all Americans maintain a minimum level of health care coverage. To that end, the 2010 Health Care Legislation expands Medicaid coverage, provides federal subsidies to assist low-income individuals when they obtain health insurance and establishes insurance exchanges through which individuals and small employers can purchase health insurance. Health care cost savings under the 2010 Health Care Legislation are expected to come from: (i) reductions in Medicare and Medicaid reimbursement payments to health care providers, including hospital operators; (ii) initiatives to reduce fraud, waste and abuse in government reimbursement programs; and (iii) other reforms to federal and state reimbursement systems. Although certain aspects of the 2010 Health Care Legislation were effective immediately, it will be several years before most of the far-reaching and innovative provisions of the new legislation become fully effective. While we continue to evaluate the provisions of the 2010 Health Care Legislation, its overall effect on our business cannot be reasonably determined at the present time because, among other things, the new legislation is very broad in scope and there exist uncertainties regarding the interpretation and future implementation of many of the regulations mandated under the 2010 Health Care Legislation.

During the three months ended June 30, 2010, which we refer to as the 2010 Three Month Period, we experienced net revenue growth over the three months ended June 30, 2009, which we refer to as the 2009 Three Month Period, of approximately 10.3%. Such growth principally resulted from (i) our acquisition of Sparks Health System (“Sparks”) in Fort Smith, Arkansas in December 2009 and (ii) increased outpatient and surgical volume attributable to market service development at certain of our hospitals and other health care facilities. Primarily as a result of the growth in net revenue, income from operations increased approximately $10.0 million, or 9.0%, during the 2010 Three Month Period and income from continuing operations increased during the same period by $7.4 million, or 19.4%.

Our strategic operating plans include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor contracts and developing action plans responsive to feedback from patient, physician and employee satisfaction surveys. Our primary objective is to enhance and improve operations in the areas of patient volume, operating margins, uninsured/underinsured patient levels and the provision for doubtful accounts. We also seek opportunities for market development in the communities that we serve, including establishing ambulatory surgical centers, urgent care centers, cath labs, angiography suites and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we continue to invest significant resources in physician recruitment and retention (primary care physicians and specialists), emergency room operations and capital projects. Our company-wide investments to upgrade our emergency room clinical systems contributed, in large part, to the growth in emergency room visits and hospital admissions that we experienced during 2009. For 2010, we are implementing ER Extra™, which is our new emergency room operational initiative that is designed to reduce patient wait times, enhance patient satisfaction and improve the quality and scope of patient assessments. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions. Additionally, as we consider potential acquisitions and partnerships in 2010 and beyond, we believe that continually improving our existing operations provides us with a fundamentally sound infrastructure upon which we can add hospitals and other ancillary health care businesses.

We have also taken steps that we believe are necessary to achieve industry leadership in clinical quality. Our vision is to be the highest rated health care provider of any hospital system in the country, as measured by Medicare. With our knowledgeable and experienced clinical affairs leadership supporting this critical quality initiative, we measure the appropriate performance objectives, increase accountability for achieving those objectives and recognize the leaders whose quality indicators and clinical outcomes demonstrate improvement. Our hard work, innovation and persistence are now paying off. As most recently reported by the Centers for Medicare and Medicaid Services, all four of our core measure care areas have dramatically improved since the commencement of our clinical quality initiatives and we now rank second in core measures amongst for-profit hospital systems.

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

During the past several years, various economic and other factors have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. As a result, self-pay admissions as a percent of total admissions at our hospitals increased from approximately 7.1% during the 2009 Three Month Period to 7.3% during the 2010 Three Month Period. We continue to take various measures to address the impact of uninsured and underinsured patients on our business. Additionally, one of the primary goals of the 2010 Health Care Legislation is to provide health insurance coverage to more Americans. Nevertheless, there can be no assurances that our self-pay admissions will not continue to grow in future periods, especially in light of the prolonged downturn in the economy and correspondingly higher levels of unemployment. Therefore, we regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

Supplemental Non-GAAP Information

The financial information provided throughout this Quarterly Report on Form 10-Q has been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). However, we also use certain non-GAAP financial performance measures (primarily Adjusted EBITDA, as defined below) in communications with interested parties such as stockholders, analysts, rating agencies, banks and others. We developed Adjusted EBITDA to provide (i) an understanding of the impact of certain items in our consolidated financial statements, some of which are recurring and/or require cash payments, and (ii) meaningful year-over-year comparisons of our consolidated financial results. Additionally, we use Adjusted EBITDA as a baseline to set performance targets under our incentive compensation plans. We believe that Adjusted EBITDA provides interested parties with information about our ability to incur and service our debt obligations and make capital expenditures. For example, Adjusted EBITDA is an integral component in the determination of our compliance with certain covenants under our debt agreements; however, Adjusted EBITDA does not include all of the adjustments required by such debt agreements.

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

The table below reconciles our consolidated net income to Adjusted EBITDA (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Consolidated net income	$45,713	$39,298	$99,132	$91,867

Adjustments:
Interest expense	52,530	54,182	106,104	109,185
Provision for income taxes	25,094	20,206	54,794	49,897
Depreciation and amortization	61,883	59,188	123,998	118,776
Income from discontinued operations	-	(1,020)	-	(416)
Gains on sales of assets, net	(84)	(1,999)	(1,279)	(1,846)
Interest and other income, net	(2,651)	(309)	(3,922)	(557)
Gains on early extinguishment of debt	-	-	-	(16,735)
Write-offs of deferred financing costs	-	250	-	444

Total adjustments	136,772	130,498	279,695	258,748

Adjusted EBITDA	$182,485	$169,796	$378,827	$350,615

Adjusted EBITDA as a percent of net revenue	14.6%	15.0%	15.0%	15.3%

Critical Accounting Policies and Estimates Update

There were no material changes to our critical accounting policies and estimates during the 2010 Three Month Period.

We review our goodwill for impairment on an annual basis (i.e., each October 1) or whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on, among other things, market conditions and operational performance. When performing the impairment test, we initially compare the estimated fair values of each reporting unit’s net assets, including allocated home office net assets, to the corresponding carrying amounts on our consolidated balance sheet (i.e., Step 1 of the goodwill impairment test). If the estimated fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of the reporting unit’s goodwill, compare such fair value to the corresponding carrying amount and, if necessary, record a goodwill impairment charge. We do not believe that any of our reporting units are currently at risk of failing Step 1 of the goodwill impairment test.

2010 Three Month Period Compared to the 2009 Three Month Period

The tables below summarize our operating results for the 2010 Three Month Period and the 2009 Three Month Period. Our hospitals that were in operation for all of the 2010 Three Month Period and the 2009 Three Month Period are referred to herein as same three month hospitals.

	Three Months Ended June 30,
	2010		2009
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$1,247,787	100.0%	$1,131,765		100.0%

Operating expenses:
Salaries and benefits	490,607	39.3	439,125		38.8
Supplies	176,984	14.2	162,581		14.4
Provision for doubtful accounts	149,731	12.0	136,749		12.1
Depreciation and amortization	61,883	5.0	59,188		5.2
Rent expense	30,555	2.4	24,832		2.2
Other operating expenses	217,425	17.4	198,682		17.5

Total operating expenses	1,127,185	90.3	1,021,157		90.2

Income from operations	120,602	9.7	110,608		9.8

Other income (expense):
Gains on sales of assets, net	84	-	1,999		0.2
Interest and other income, net	2,651	0.2	309		-
Interest expense	(52,530)	(4.2)	(54,182)		(4.8)
Write-offs of deferred financing costs	-	-	(250)		-

Income from continuing operations before income taxes	70,807	5.7	58,484		5.2
Provision for income taxes	(25,094)	(2.0)	(20,206)		(1.8)

Income from continuing operations	$45,713	3.7%	$38,278		3.4%

	Three Months Ended June 30,				Percent
	2010	2009	Change		Change

Same Three Month Hospitals
Occupancy	43.5%	45.1%	(160)	bps*	n/a
Patient days	310,291	319,848	(9,557)		(3.0)%
Admissions	75,676	76,120	(444)		(0.6)%
Adjusted admissions†	137,657	132,719	4,938		3.7%
Emergency room visits	333,938	336,117	(2,179)		(0.6)%
Surgeries	76,402	73,152	3,250		4.4%
Outpatient revenue percent	50.7%	47.2%	350	bps	n/a
Inpatient revenue percent	49.3%	52.8%	(350)	bps	n/a

Total Hospitals
Occupancy	43.8%	45.1%	(130)	bps	n/a
Patient days	331,709	319,848	11,861		3.7%
Admissions	79,896	76,120	3,776		5.0%
Adjusted admissions†	145,415	132,719	12,696		9.6%
Emergency room visits	348,236	336,117	12,119		3.6%
Surgeries	80,528	73,152	7,376		10.1%
Outpatient revenue percent	50.2%	47.2%	300	bps	n/a
Inpatient revenue percent	49.8%	52.8%	(300)	bps	n/a

* basis points

† Admissions adjusted for outpatient volume

Net revenue during the 2010 Three Month Period was approximately $1,247.8 million as compared to $1,131.8 million during the 2009 Three Month Period. This change represented an increase of $116.0 million, or 10.3%. Our same three month hospitals provided $45.0 million, or 38.8%, of the increase in net revenue as a result of increased outpatient and surgical volume attributable to physician recruitment and market service development, as well as improvements in reimbursement rates. These items were partially offset by decreases in hospital admissions and emergency room visits, as well as unfavorable movement in our payor mix. The remaining 2010 net revenue increase of $71.0 million was due to our December 2009 acquisition of Sparks. Net revenue per adjusted admission increased approximately 0.6% during the 2010 Three Month Period as compared to the 2009 Three Month Period. The principal factor contributing to such change was the favorable effects of renegotiated agreements with certain commercial health insurance providers, partially offset by the unfavorable movement in our payor mix during the 2010 Three Month Period.

Our provision for doubtful accounts during the 2010 Three Month Period decreased 10 basis points to 12.0% of net revenue as compared to 12.1% of net revenue during the 2009 Three Month Period. This improvement in our provision for doubtful accounts during the 2010 Three Month Period was primarily due to a reduction in emergency room visits by uninsured patients and improved collections of self-pay patient balances and patient responsibility amounts (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.).

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, is important because it provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2010 Three Month Period and the 2009 Three Month Period, our Uncompensated Patient Care Percentage was 24.8% and 24.4%, respectively. This 40 basis point increase during the 2010 Three Month Period primarily reflects a larger provision for doubtful accounts for self-pay patients, greater uninsured self-pay patient revenue discounts and unfavorable movement in our payor mix.

Salaries and benefits as a percent of net revenue increased to 39.3% during the 2010 Three Month Period from 38.8% during the 2009 Three Month Period. This increase was primarily due to disproportionately higher salaries and benefits attributable to Sparks.

Rent expense as a percent of net revenue increased during the 2010 Three Month Period as compared to the 2009 Three Month Period while the corresponding percent for depreciation and amortization declined. In recent years, we have entered into fewer capital lease arrangements as a result of more favorable operating lease terms. As our use of operating leases has increased, depreciation and amortization has declined and rent expense has increased.

Other operating expenses as a percent of net revenue decreased from 17.5% during the 2009 Three Month Period to 17.4% during the 2010 Three Month Period. This decline is primarily due to the centralization of certain home office functions, such as physician recruiting and marketing, and savings realized from consolidating certain vendor agreements, partially offset by an increase in attorneys’ fees and costs related to acquisitions.

Gains on sales of assets during the 2009 Three Month Period included a gain of approximately $2.5 million from the sale of a home health agency, offset by nominal losses on other dispositions. Interest and other income increased from $0.3 million during the 2009 Three Month Period to $2.7 million during the 2010 Three Month Period. This increase primarily relates to gains on sales of available-for-sale securities of $1.8 million in 2010 with no corresponding amount in 2009.

Interest expense decreased from approximately $54.2 million during the 2009 Three Month Period to $52.5 million during the 2010 Three Month Period. Such decrease was primarily due to a lower average outstanding principal balance on our $2.75 billion seven-year term loan during the 2010 Three Month Period as compared to the 2009 Three Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Our effective income tax rates were approximately 35.4% and 34.5% during the 2010 Three Month Period and the 2009 Three Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 330 basis points and 420 basis points during the 2010 Three Month Period and the 2009 Three Month Period, respectively.

2010 Six Month Period Compared to the 2009 Six Month Period

The tables below summarize our operating results for the six months ended June 30, 2010 and 2009, which we refer to as the 2010 Six Month Period and the 2009 Six Month Period, respectively. Our hospitals that were in operation for all of the 2010 Six Month Period and the 2009 Six Month Period are referred to herein as same six month hospitals.

	Six Months Ended June 30,
	2010		2009
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$2,532,806	100.0%	$2,296,470		100.0%

Operating expenses:
Salaries and benefits	998,374	39.4	894,062		38.9
Supplies	357,646	14.1	325,808		14.2
Provision for doubtful accounts	308,536	12.2	276,126		12.0
Depreciation and amortization	123,998	4.9	118,776		5.2
Rent expense	60,532	2.4	49,528		2.2
Other operating expenses	428,891	16.9	400,331		17.4

Total operating expenses	2,277,977	89.9	2,064,631		89.9

Income from operations	254,829	10.1	231,839		10.1

Other income (expense):
Gains on sales of assets, net	1,279	-	1,846		0.1
Interest and other income, net	3,922	0.2	557		-
Interest expense	(106,104)	(4.2)	(109,185)		(4.7)
Gains on early extinguishment of debt	-	-	16,735		0.7
Write-offs of deferred financing costs	-	-	(444)		-

Income from continuing operations before income taxes	153,926	6.1	141,348		6.2
Provision for income taxes	(54,794)	(2.2)	(49,897)		(2.2)

Income from continuing operations	$99,132	3.9%	$91,451		4.0%

	Six Months Ended June 30,				Percent
	2010	2009	Change		Change

Same Six Month Hospitals
Occupancy	46.0%	47.2%	(120)	bps*	n/a
Patient days	655,849	670,289	(14,440)		(2.2)%
Admissions	157,168	157,908	(740)		(0.5)%
Adjusted admissions†	279,445	270,220	9,225		3.4%
Emergency room visits	666,822	678,757	(11,935)		(1.8)%
Surgeries	152,962	146,115	6,847		4.7%
Outpatient revenue percent	49.7%	47.0%	270	bps	n/a
Inpatient revenue percent	50.3%	53.0%	(270)	bps	n/a

Total Hospitals
Occupancy	46.1%	47.2%	(110)	bps	n/a
Patient days	698,609	670,289	28,320		4.2%
Admissions	165,378	157,908	7,470		4.7%
Adjusted admissions†	294,333	270,220	24,113		8.9%
Emergency room visits	694,845	678,757	16,088		2.4%
Surgeries	160,912	146,115	14,797		10.1%
Outpatient revenue percent	49.2%	47.0%	220	bps	n/a
Inpatient revenue percent	50.8%	53.0%	(220)	bps	n/a

* basis points

† Admissions adjusted for outpatient volume

Net revenue during the 2010 Six Month Period was approximately $2,532.8 million as compared to $2,296.5 million during the 2009 Six Month Period. This change represented an increase of $236.3 million, or 10.3%. Our same six month hospitals provided $96.6 million, or 40.9%, of the increase in net revenue as a result of increased outpatient and surgical volume attributable to physician recruitment and market service development, as well as improvements in reimbursement rates. These items were partially offset by decreases in hospital admissions and emergency room visits, as well as unfavorable movement in our payor mix. The remaining 2010 net revenue increase of $139.7 million was due to our December 2009 acquisition of Sparks. Net revenue per adjusted admission increased approximately 1.2% during the 2010 Six Month Period as compared to the 2009 Six Month Period. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers, partially offset by the unfavorable movement in our payor mix during the 2010 Six Month Period.

Our provision for doubtful accounts during the 2010 Six Month Period increased 20 basis points to 12.2% of net revenue as compared to 12.0% of net revenue during the 2009 Six Month Period. This change was primarily due to an increase in uninsured patients in the mix of patients that we serve (approximately 6.9% and 6.6% of total hospital admissions during the 2010 Six Month Period and the 2009 Six Month Period, respectively). This factor can be attributed, in part, to the prolonged downturn in the economy and correspondingly higher levels of unemployment. During the 2010 Six Month Period, the provision for doubtful accounts was favorably impacted by a reduction in emergency room visits by uninsured patients and improved collections of self-pay patient balances and patient responsibility amounts (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.). During the 2010 Six Month Period and the 2009 Six Month Period, our Uncompensated Patient Care Percentage, which is described above under the heading “2010 Three Month Period Compared to the 2009 Three Month Period,” was 24.5% and 23.9%, respectively. This 60 basis point increase during the 2010 Six Month Period primarily reflects a larger provision for doubtful accounts for self-pay patients, greater uninsured self-pay patient revenue discounts and unfavorable movement in our payor mix.

Salaries and benefits as a percent of net revenue increased to 39.4% during the 2010 Six Month Period from 38.9% during the 2009 Six Month Period. This increase was primarily due to disproportionately higher salaries and benefits attributable to Sparks.

Rent expense as a percent of net revenue increased during the 2010 Six Month Period as compared to the 2009 Six Month Period while the corresponding percent for depreciation and amortization declined. In recent years, we have entered into fewer capital lease arrangements as a result of more favorable operating lease terms. As our use of operating leases has increased, depreciation and amortization has declined and rent expense has increased.

Other operating expenses as a percent of net revenue decreased from 17.4% during the 2009 Six Month Period to 16.9% during the 2010 Six Month Period. This decline is primarily due to the full benefit of various cost containment measures that we have implemented since late 2008 being recognized during the 2010 Six Month Period. Additionally, the centralization of certain home office functions, such as physician recruiting and marketing, and savings realized from consolidating certain vendor agreements reduced our other operating expenses during the 2010 Six Month Period. These reductions in other operating expenses were partially offset by an increase in attorneys’ fees and costs related to acquisitions.

Interest and other income increased from approximately $0.6 million during the 2009 Six Month Period to $3.9 million during the 2010 Six Month Period. This increase primarily relates to gains on sales of available-for-sale securities of $2.8 million in 2010 with no corresponding amount in 2009.

Interest expense decreased from approximately $109.2 million during the 2009 Six Month Period to $106.1 million during the 2010 Six Month Period. Such decrease was primarily due to lower average outstanding principal balances on our $2.75 billion seven-year term loan and our convertible debt securities during the 2010 Six Month Period as compared to the 2009 Six Month Period. These reductions in interest expense were partially offset by a lesser amount of capitalized interest during the 2010 Six Month Period. These See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

During the 2009 Six Month Period, we repurchased certain of our convertible debt securities, which yielded gains on the early extinguishment of debt of approximately $16.7 million. See Note 2(b) to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our convertible debt repurchases.

Our effective income tax rates were approximately 35.6% and 35.3% during the 2010 Six Month Period and the 2009 Six Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 320 basis points and 350 basis points during the 2010 Six Month Period and the 2009 Six Month Period, respectively.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Additionally, we had approximately $140.4 million of available-for-sale securities at June 30, 2010 that can be used for, among other things, general business purposes and acquisitions. Below is a summary of our recent cash flow activity (in thousands).

	Six Months Ended
	June 30,
	2010	2009
Sources (uses) of cash and cash equivalents:
Operating activities	$237,328	$251,561
Investing activities	(209,972)	(103,148)
Financing activities	(20,737)	(131,811)
Discontinued operations	-	4,393

Net increase in cash and cash equivalents	$6,619	$20,995

Operating Activities

Our cash flows from continuing operating activities decreased approximately $14.2 million, or 5.7%, during the 2010 Six Month Period when compared to the 2009 Six Month Period. This decrease primarily related to income taxes (i.e., net federal and state income tax refunds of $14.8 million during the 2009 Six Month Period compared to $48.5 million of net payments during the 2010 Six Month Period). Partially offsetting the effect of income taxes were (i) improved profitability (i.e., an increase of $23.0 million in income from operations during the 2010 Six Month Period compared to the 2009 Six Month Period) and (ii) effective management of our current liabilities during the 2010 Six Month Period due primarily to the timing of vendor payments. We expect to make additional estimated income tax payments during the remainder of 2010.

Investing Activities

Cash used in investing activities during the 2010 Six Month Period included: (i) approximately $92.5 million of additions to property, plant and equipment, consisting primarily of new medical and information technology equipment, software, renovation and expansion projects at certain of our facilities and construction of a replacement hospital for Madison County Medical Center in Canton, Mississippi; (ii) $11.0 million to acquire three ancillary health care businesses; and (iii) a $9.0 million increase in our restricted funds. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our acquisitions. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $99.7 million from buying and selling such securities during the 2010 Six Month Period. Partially offsetting the abovementioned cash outlays was $2.2 million of proceeds from sales of assets and insurance recoveries.

Cash used in investing activities during the 2009 Six Month Period included approximately $114.8 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities. These cash outlays were partially offset by a $7.6 million decrease in our restricted funds and $4.0 million of proceeds from sales of assets.

Financing Activities

During the 2010 Six Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $20.0 million. We also paid $9.9 million to noncontrolling shareholders for recurring distributions and mandatory repurchases of subsidiary shares. Partially offsetting these cash outlays were (i) $2.5 million that we received from noncontrolling shareholders to acquire minority equity interests in certain of our joint ventures and (ii) $5.5 million of cash proceeds from exercises of stock options. See Notes 2 and 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt/capital lease arrangements and our joint venture activity, respectively.

During the 2009 Six Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $67.8 million, including an $18.4 million mandatory Excess Cash Flow payment (as described below under “Capital Resources”) and a $25.0 million prepayment under our $2.75 billion seven-year term loan. We also paid (i) $59.3 million to repurchase certain of our convertible debt securities in the open market and (ii) $14.9 million to noncontrolling shareholders, including a distribution of $11.1 million from our joint venture in North Carolina and South Carolina (prior to such joint venture’s restructuring). These cash outlays were partially offset by $10.0 million that we received from noncontrolling shareholders to acquire minority equity interests in certain of our joint ventures.

Days Sales Outstanding

Days sales outstanding, or DSO, is calculated by dividing quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 48 days on both June 30, 2010 and 2009.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that reversals of existing taxable temporary differences, future taxable income and carrybacks will allow us to realize the deferred tax assets that are recognized in our consolidated balance sheets.

Capital Resources

Senior Secured Credit Facilities.    Our variable rate senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the end of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. Our mandatory principal payments under the Credit Facilities for the twelve months ending June 30, 2011 are approximately $25.8 million. Throughout the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is generally payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for the seven-year term of the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 regarding the estimated fair value of our interest rate swap contract. At June 30, 2010, approximately $196.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.3% on both June 30, 2010 and July 30, 2010).

Although there were no amounts outstanding under the Revolving Credit Agreement on July 30, 2010, standby letters of credit in favor of third parties of approximately $46.4 million reduced the amount available for borrowing thereunder to $453.6 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.2% on July 30, 2010.

We intend to fund the Term Loan’s quarterly principal and interest payments and mandatory Excess Cash Flow payments with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and/or borrowings under the Revolving Credit Agreement.

Demand Promissory Note.    We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest will be immediately due and payable upon the bank’s written demand. The demand promissory note’s effective interest rate on July 30, 2010 was approximately 2.5%; however, there were no amounts outstanding thereunder on such date.

Debt Covenants

The Credit Facilities and the indentures governing our convertible debt securities and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At June 30, 2010, we were in compliance with all of the covenants contained in those debt agreements. Specifically, the table below summarizes what we believe are the key financial covenants under the Credit Facilities and our corresponding actual performance as of and for the period ended June 30, 2010.

	Requirement	Actual

Minimum required consolidated interest coverage ratio	2.70 to 1.00	3.24 to 1.00
Maximum permitted consolidated leverage ratio	5.00 to 1.00	4.29 to 1.00

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

Standby Letters of Credit

As of July 30, 2010, we maintained approximately $46.4 million of standby letters of credit in favor of third parties with various expiration dates through July 28, 2011. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that capital expenditures for property, plant and equipment will range from 4.5% to 5.5% of our net revenue for the year ending December 31, 2010, which is within the capital expenditure limitations of the Credit Facilities. As of June 30, 2010, construction of a replacement hospital for Madison County Medical Center in Canton, Mississippi and a number of hospital renovation and expansion projects were underway. Additionally, we estimate that the cost to build and equip a replacement hospital for Walton Regional Medical Center in Monroe, Georgia will range from $40 million to $45 million. Although we negotiated a deferral of all construction activities for this replacement hospital until December 1, 2010, we are currently obligated to complete construction no later than December 31, 2012. We do not believe that any of our construction, renovation and expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

Part of our strategic business plan calls for us to acquire hospitals and other ancillary health care businesses that are aligned with our business model, available at a reasonable price and otherwise meet our strict acquisition criteria. We generally fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. Specifically, we (i) funded the acquisition of a 60% equity interest in each of three Florida-based hospitals in July 2010 with our available cash balances and (ii) plan to fund the acquisition of two additional Florida-based hospitals on or before October 1, 2010 with a combination of available cash balances, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement. These acquisitions are discussed at Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1.

Divestitures of Idle Property

As more fully discussed at Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1, we intend to sell (i) Gulf Coast Medical Center, formerly a general acute care hospital in Biloxi, Mississippi that we closed on January 1, 2008, and (ii) the Woman’s Center at Dallas Regional Medical Center, formerly a specialty women’s hospital in Mesquite, Texas that we closed on June 1, 2008. However, the timing of such divestitures has not yet been determined. We intend to use the proceeds from the sales of these closed hospitals for general business purposes.

Contractual Obligations and Off-Balance Sheet Arrangements

During the 2010 Six Month Period, there were no material changes to the contractual obligation and off-balance sheet information provided in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “could,” “plan,” “continue,” “should,” “project,” “estimate” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, debt structure, principal payments on debt, capital structure, other financial items, statements regarding our plans and objectives for future operations, acquisitions, divestitures and other transactions, statements of future economic performance, statements regarding the effects and/or interpretations of recently enacted or future health care laws and regulations, statements of the assumptions underlying or relating to any of the foregoing statements, and statements that are other than statements of historical fact.

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2010. Furthermore, we operate in a continually changing business environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or results of operations or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update such risk factors or to publicly announce the results of any revisions to the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect new information, future events or other developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the 2010 Six Month Period, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December  31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes the number of shares of our common stock that were withheld to satisfy tax withholding obligations for stock-based compensation awards that vested during the three months ended June 30, 2010.

Month Ended	Total Number of Shares Purchased	Average Price Per Share

April 30, 2010	991	$ 8.82
May 31, 2010	2,115	9.24
June 30, 2010	1,640	8.98

Total	4,746

Item 6. Exhibits.

See Index to Exhibits beginning on page 29 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: August 5, 2010	By:	/s/ Gary S. Bryant
Gary S. Bryant
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

* 10.1	Amendment No. 2 to the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit A to the Company’s definitive proxy statement filed on April 5, 2010, is incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications.

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.