Form 10-Q
period 2010-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2010-11-03
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2010, there were 250,620,715 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$1,270,659	$1,121,903	$3,803,465	$3,418,373

Operating expenses:
Salaries and benefits	501,841	438,203	1,500,215	1,332,265
Supplies	173,437	154,243	531,083	480,051
Provision for doubtful accounts	159,922	143,746	468,458	419,872
Depreciation and amortization	61,547	60,422	185,545	179,198
Rent expense	30,184	25,532	90,716	75,060
Other operating expenses	234,061	202,166	662,952	602,497

Total operating expenses	1,160,992	1,024,312	3,438,969	3,088,943

Income from operations	109,667	97,591	364,496	329,430

Other income (expense):
Gains (losses) on sales of assets, net	(435)	90	844	1,936
Interest and other income, net	3,342	942	7,264	1,499
Interest expense	(52,827)	(54,300)	(158,931)	(163,485)
Gains (losses) on early extinguishment of debt, net	-	(533)	-	16,202
Write-offs of deferred financing costs	-	-	-	(444)

Income from continuing operations before income taxes	59,747	43,790	213,673	185,138
Provision for income taxes	(19,867)	(12,495)	(74,661)	(62,392)

Income from continuing operations	39,880	31,295	139,012	122,746
Income from discontinued operations, net of income taxes	-	626	-	1,042

Consolidated net income	39,880	31,921	139,012	123,788
Net income attributable to noncontrolling interests	(4,587)	(6,476)	(17,122)	(19,734)

Net income attributable to Health Management Associates, Inc.	$35,293	$25,445	$121,890	$104,054

Earnings per share attributable to Health Management
Associates, Inc. common stockholders:
Basic
Continuing operations	$0.14	$0.10	$0.49	$0.42
Discontinued operations	-	-	-	-

Net income	$0.14	$0.10	$0.49	$0.42

Diluted
Continuing operations	$0.14	$0.10	$0.49	$0.42
Discontinued operations	-	-	-	-

Net income	$0.14	$0.10	$0.49	$0.42

Weighted average number of shares outstanding:
Basic	248,526	245,234	248,161	244,953

Diluted	250,972	247,514	250,683	246,225

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$245,754	$106,018
Available-for-sale securities	33,846	36,585
Accounts receivable, less allowances for doubtful accounts of $482,737 and $455,705 at September 30, 2010 and December 31, 2009, respectively	676,632	656,171
Supplies, prepaid expenses and other assets	168,843	157,111
Prepaid and recoverable income taxes	31,634	58,852
Restricted funds	42,728	45,431
Assets of discontinued operations	13,404	13,404

Total current assets	1,212,841	1,073,572

Property, plant and equipment	4,142,428	3,955,674
Accumulated depreciation and amortization	(1,616,707)	(1,457,408)

Net property, plant and equipment	2,525,721	2,498,266

Restricted funds	50,674	38,848
Goodwill	917,507	890,852
Deferred charges and other assets	93,081	102,561

Total assets	$4,799,824	$4,604,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,479	$141,143
Accrued expenses and other liabilities	351,734	305,788
Deferred income taxes	16,513	42,977
Current maturities of long-term debt and capital lease obligations	35,339	35,989

Total current liabilities	520,065	525,897

Deferred income taxes	136,553	133,451
Long-term debt and capital lease obligations, less current maturities	2,990,952	3,004,672
Interest rate swap contract	254,047	197,827
Other long-term liabilities	222,257	198,159

Total liabilities	4,123,874	4,060,006

Redeemable equity securities	201,816	182,473

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	-	-
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 250,621 shares and 248,517 shares issued at September 30, 2010 and December 31, 2009, respectively	2,506	2,485
Accumulated other comprehensive income (loss), net of income taxes	(155,772)	(120,242)
Additional paid-in capital	116,252	96,531
Retained earnings	498,291	376,401

Total Health Management Associates, Inc. stockholders’ equity	461,277	355,175
Noncontrolling interests	12,857	6,445

Total stockholders’ equity	474,134	361,620

Total liabilities and stockholders’ equity	$4,799,824	$4,604,099

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2010 and 2009

(in thousands)

(unaudited)

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive Income (Loss), net	Additional Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholders’ Equity

	Shares	Par Value
Balances at January 1, 2010	248,517	$2,485	$(120,242)	$96,531	$376,401	$6,445	$361,620
Comprehensive income:
Net income	-	-	-	-	121,890	17,122	139,012
Unrealized gains on available-for-sale securities, net	-	-	861	-	-	-	861
Change in fair value of interest rate swap contract, net	-	-	(36,391)	-	-	-	(36,391)

Total comprehensive income ($86,360 and $17,122 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)							103,482
Exercises of stock options	856	9	-	9,076	-	-	9,085
Issuances of deferred stock and restricted stock and related tax matters	1,248	12	-	(3,117)	-	-	(3,105)
Stock-based compensation expense	-	-	-	13,762	-	-	13,762
Noncontrolling shareholder interest in an acquired business	-	-	-	-	-	3,565	3,565
Distributions to noncontrolling shareholders	-	-	-	-	-	(14,275)	(14,275)

Balances at September 30, 2010	250,621	$2,506	$(155,772)	$116,252	$498,291	$12,857	$474,134

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive Income (Loss), net	Additional Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholders’ Equity

	Shares	Par Value
Balances at January 1, 2009	244,221	$2,442	$(169,914)	$108,374	$238,219	$106,690	$285,811
Comprehensive income:
Net income	-	-	-	-	104,054	19,734	123,788
Unrealized gains on available-for-sale securities, net	-	-	2,545	-	-	-	2,545
Change in fair value of interest rate swap contract, net	-	-	36,140	-	-	-	36,140

Total comprehensive income ($142,739 and $19,734 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)							162,473
Exercises of stock options	1,432	14	-	8,481	-	-	8,495
Issuances of deferred stock and restricted stock, net of forfeitures, and related tax matters	2,384	24	-	(656)	-	-	(632)
Stock-based compensation expense	-	-	-	7,955	-	-	7,955
Distributions to noncontrolling shareholders	-	-	-	-	-	(17,884)	(17,884)

Balances at September 30, 2009	248,037	$2,480	$(131,229)	$124,154	$342,273	$108,540	$446,218

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Consolidated net income	$139,012	$123,788
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	190,584	184,312
Provision for doubtful accounts	468,458	419,872
Stock-based compensation expense	13,762	7,955
Gains on sales of assets, net	(844)	(1,936)
Gains on sales of available-for-sale securities	(4,454)	-
Gains on early extinguishment of debt, net	-	(16,202)
Write-offs of deferred financing costs	-	444
Deferred income tax expense (benefit)	(3,996)	29,859
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(491,360)	(420,297)
Supplies, prepaid expenses and other current assets	(9,810)	(3,468)
Prepaid and recoverable income taxes	28,654	47,766
Deferred charges and other long-term assets	(13,360)	(3,626)
Accounts payable	(29,186)	(57,167)
Accrued expenses and other liabilities	73,723	47,322
Equity compensation excess income tax benefits	(1,112)	(149)
Income from discontinued operations, net	-	(1,042)

Net cash provided by continuing operating activities	360,071	357,431

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	(37,907)	(569)
Additions to property, plant and equipment	(147,917)	(158,746)
Proceeds from sales of assets and insurance recoveries	2,305	4,653
Purchases of available-for-sale securities	(660,530)	-
Proceeds from sales of available-for-sale securities	667,859	-
Decrease (increase) in restricted funds, net	(7,935)	4,247

Net cash used in continuing investing activities	(184,125)	(150,415)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(30,353)	(78,842)
Repurchases of convertible debt securities in the open market	-	(67,714)
Proceeds from exercises of stock options	5,462	8,495
Cash received from noncontrolling shareholders	2,547	21,212
Cash payments to noncontrolling shareholders	(14,978)	(17,884)
Equity compensation excess income tax benefits	1,112	149

Net cash used in continuing financing activities	(36,210)	(134,584)

Net increase in cash and cash equivalents before discontinued operations	139,736	72,432
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	-	6,745
Investing activities	-	(440)
Financing activities	-	(5)

Net increase in cash and cash equivalents	139,736	78,732
Cash and cash equivalents at the beginning of the period	106,018	143,614

Cash and cash equivalents at the end of the period	$245,754	$222,346

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

1.    Business and Basis of Presentation

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) provide health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of September 30, 2010, we operated 58 hospitals in fifteen states with a total of 8,576 licensed beds. At such date, twenty-one and ten of our hospitals were located in Florida and Mississippi, respectively. Effective October 1, 2010, we acquired two additional Florida-based hospitals (see Note 9 for further discussion of this acquisition).

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 4.

The condensed consolidated balance sheet as of December 31, 2009 is unaudited; however it was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The interim condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. Our results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and changes in the economy and the health care regulatory environment, including the possible effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Based on the SEC’s guidance, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. Additionally, see Note 8 for information regarding new accounting guidance that will affect us in future periods.

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

	September 30, 2010	December 31, 2009

Revolving credit facilities (a)	$ -	$ -
Term Loan (a)	2,488,309	2,508,934
6.125% Senior Notes due 2016, net of discounts of approximately $2,045 and $2,322 at September 30, 2010 and December 31, 2009, respectively	397,955	397,678
Convertible debt securities, net of discounts of $14,192 and $16,605 at September 30, 2010 and December 31, 2009, respectively (b)	77,258	75,067
Installment notes and other unsecured long-term debt	5,559	6,023
Capital lease obligations	57,210	52,959

	3,026,291	3,040,661
Less current maturities	(35,339)	(35,989)

Long-term debt and capital lease obligations, less current maturities	$ 2,990,952	$ 3,004,672

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    Long-Term Debt and Capital Lease Obligations (continued)

a. Senior Secured Credit Facilities. Our senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the end of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. Based on the annual Excess Cash Flow generated during the year ended December 31, 2008, we were required to repay principal of approximately $94.1 million, which we satisfied with principal payments of $18.4 million during the nine months ended September 30, 2009 and $75.7 million during 2008. There was no annual Excess Cash Flow generated during the year ended December 31, 2009 and we do not believe that we will generate Excess Cash Flow during the year ending December 31, 2010. However, during the nine months ended September 30, 2009, we prepaid $25.0 million of principal under the Term Loan. In connection with our annual Excess Cash Flow payments and our Term Loan prepayment, $0.4 million of deferred financing costs were written off during the nine months ended September 30, 2009.

During 2007, as required by the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for us to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At September 30, 2010, approximately $196.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.0% on both September 30, 2010 and October 29, 2010).

Although there were no amounts outstanding under the Revolving Credit Agreement on September 30, 2010, standby letters of credit in favor of third parties of approximately $46.9 million reduced the amount available for borrowing thereunder to $453.1 million on such date. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.0% on both September 30, 2010 and October 29, 2010.

b. Convertible Debt Securities. During the nine months ended September 30, 2009, we used cash on hand to repurchase certain of our 3.75% Convertible Senior Subordinated Notes due 2028 (principal face amount of approximately $108.6 million) in the open market at approximately 62.4% of their principal face amount, plus accrued and unpaid interest. In connection with such repurchases, we recorded a net gain on the early extinguishment of debt of $16.2 million.

During August 2010, we exercised our right to redeem all of our outstanding 1.50% Convertible Senior Subordinated Notes due 2023. We paid approximately $0.2 million for such redemption, which yielded no gain or loss on the early extinguishment of debt.

Other. The estimated fair values of our long-term debt instruments, determined by reference to quoted market prices, are summarized in the table below (in thousands).

	September 30, 2010	December 31, 2009

Term Loan	$2,363,752	$2,371,947
6.125% Senior Notes due 2016	403,000	375,000
Convertible debt securities	97,591	94,249

The estimated fair values of our other long-term debt instruments reasonably approximate their carrying amounts in the condensed consolidated balance sheets. See Note 5 for discussion of the estimated fair values of our other financial instruments, including valuation methods and significant assumptions.

The cash paid for interest on our long-term debt and capital lease obligations during the nine months ended September 30, 2010 and 2009, including amounts that have been capitalized, was approximately $149.2 million and $153.5 million, respectively.

At September 30, 2010, we were in compliance with all of the covenants contained in our debt agreements.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    Earnings Per Share

Basic earnings per share is computed based on the weighted average number of outstanding common shares. Diluted earnings per share is computed based on the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, primarily computed using the treasury stock method. The table below sets forth the computations of basic and diluted earnings per share for the common stockholders of Health Management Associates, Inc. (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Numerators:
Income from continuing operations	$39,880	$31,295	$139,012	$122,746
Income attributable to noncontrolling interests	(4,587)	(6,294)	(17,122)	(18,956)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	35,293	25,001	121,890	103,790

Income from discontinued operations	-	626	-	1,042
Income from discontinued operations attributable to noncontrolling interests	-	(182)	-	(778)

Income from discontinued operations attributable to Health Management Associates, Inc. common stockholders	-	444	-	264

Net income attributable to Health Management Associates, Inc. common stockholders	$35,293	$25,445	$121,890	$104,054

Denominators:
Denominator for basic earnings per share-weighted average number of outstanding common shares	248,526	245,234	248,161	244,953
Effect of dilutive securities:
Stock-based compensation	2,446	2,280	2,522	1,272

Denominator for diluted earnings per share	250,972	247,514	250,683	246,225

Earnings per share:
Basic
Continuing operations	$0.14	$0.10	$0.49	$0.42
Discontinued operations	-	-	-	-

Net income	$0.14	$0.10	$0.49	$0.42

Diluted
Continuing operations	$0.14	$0.10	$0.49	$0.42
Discontinued operations	-	-	-	-

Net income	$0.14	$0.10	$0.49	$0.42

Stock options to purchase approximately 7.0 million and 6.9 million shares of our common stock were not included in the computations of diluted earnings per share during the three and nine months ended September 30, 2010, respectively, because the exercise prices of such stock options were greater than the average market price of our common stock during the respective measurements periods. The corresponding amounts were 7.6 million and 10.9 million shares of common stock for the three and nine months ended September 30, 2009, respectively.

Approximately 1.0 million and 0.9 million shares of common stock relating to deferred stock and restricted stock were not included in the computations of diluted earnings per share during the three and nine months ended September 30, 2010, respectively, because their effect was antidilutive or satisfaction of required performance and/or market conditions for certain stock-based compensation was not achieved by the end of the reporting period. The corresponding amounts for the three and nine months ended September 30, 2009 were 0.8 million and 2.6 million shares of common stock, respectively.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Discontinued Operations (continued)

On March 31, 2008, Novant Health, Inc. and its affiliates (collectively, “Novant”) acquired a 27% equity interest in a limited liability company that then owned/leased and operated our seven general acute care hospitals in North Carolina and South Carolina (the “Carolina Joint Venture”). Effective October 1, 2009, we restructured the Carolina Joint Venture. Although the Carolina Joint Venture continues to own Franklin Regional Medical Center and Upstate Carolina Medical Center (i.e., two of the seven hospitals originally included in the Carolina Joint Venture), Novant now manages both hospitals and receives 99% of the net profits, net losses, free cash flow and capital accounts of those hospitals (our interest in each hospital was effectively reduced from 73% to 1%). Therefore, Franklin Regional Medical Center and Upstate Carolina Medical Center have been included in our discontinued operations.

The operating results and cash flows of discontinued operations have been included in our consolidated financial statements up to the date of disposition. As provided by GAAP, the financial position, operating results and cash flows of the abovementioned entities have been presented as discontinued operations in the interim condensed consolidated financial statements. The assets of discontinued operations in the condensed consolidated balance sheets at both September 30, 2010 and December 31, 2009 represented GCMC’s and the Center’s remaining real property. The table below sets forth the underlying details of our 2009 discontinued operations (in thousands). There were no such operations during 2010.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Net revenue	$ 23,047	$ 70,199

Operating expenses:
Salaries and benefits	9,098	27,405
Provision for doubtful accounts	4,784	16,238
Depreciation and amortization	1,363	4,064
Other operating expenses	6,830	21,148

Total operating expenses	22,075	68,855

Income from operations	972	1,344
Other expenses, net	(67)	(131)

Income before income taxes	905	1,213
Income tax expense	(279)	(171)

Income from discontinued operations	$ 626	$ 1,042

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the estimated fair values of our financial assets (liabilities) as of September 30, 2010 (in thousands).

	Level 1	Level 2	Level 3

Available-for-sale securities, including those in restricted funds	$ 127,248	$ -	$ -
Interest rate swap contract	-	(254,047)	-

Totals	$ 127,248	$ (254,047)	$ -

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

	Number of Mutual Fund Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

As of September 30, 2010:
Debt-based funds	10	$108,970	$2,576	$-	$111,546
Equity-based funds	6	14,968	810	(76)	15,702

Totals	16	$123,938	$3,386	$(76)	$127,248

As of December 31, 2009:
Debt-based funds	10	$100,238	$269	$(164)	$100,343
Equity-based funds	6	14,563	2,050	(69)	16,544

Totals	16	$114,801	$2,319	$(233)	$116,887

As of September 30, 2010 and December 31, 2009, mutual fund investments with aggregate estimated fair values of approximately $4.5 million (one investment) and $34.3 million (six investments), respectively, generated the nominal gross unrealized losses disclosed in the above table. Due to our brief holding period for each of these securities, as well as other relevant considerations, we concluded that other-than-temporary impairment charges were not necessary at either of the balance sheet dates. We will continue to monitor and evaluate the recoverability of our available-for-sale securities.

During the nine months ended September 30, 2010, we realized gains on sales of available-for-sale securities of approximately $4.5 million, which included $2.1 million that was reclassified from net unrealized gains at December 31, 2009; however, we experienced no realized losses during such period. There were no sales of available-for-sale securities during the nine months ended September 30, 2009. The weighted average cost method is used to determine the historical cost basis of securities that are sold.

Restricted Funds. Our restricted funds are held by a wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands. Generally, the assets of such subsidiary are limited to use in its proprietary operations. The table below summarizes the estimated fair values of our restricted funds (in thousands).

	September 30, 2010	December 31, 2009

Interest-bearing cash	$ -	$ 3,977
Available-for-sale securities	93,402	80,302

Totals	$ 93,402	$ 84,279

Supplemental information regarding the available-for-sale securities that are included in restricted funds is set forth in the table below (in thousands).

	Nine Months Ended September 30,
	2010	2009
Proceeds from sales	$8,577	$-
Purchases	18,100	-

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Other Significant Matters

Acquisition Activity. Effective July 1, 2010, certain of our subsidiaries acquired from Shands HealthCare a 60% equity interest in each of the following general acute care hospitals and certain related health care operations: (i) 99-bed Shands Lake Shore hospital in Lake City, Florida; (ii) 15-bed Shands Live Oak hospital in Live Oak, Florida; and (iii) 25-bed Shands Starke hospital in Starke, Florida. Shands HealthCare or one of its affiliates continues to hold a 40% equity interest in each of these hospitals and any related health care operations. The purchase price for our 60% interests in these three hospitals was approximately $21.5 million in cash, excluding transaction-related costs. Additionally, we entered into a lease extension in respect of Shands Lake Shore hospital whereby our estimated future lease payments through June 30, 2040 will aggregate $16.0 million.

During the nine months ended September 30, 2010, certain of our subsidiaries acquired four ancillary health care businesses, including one in which we held a pre-acquisition minority equity interest, through (i) the issuance of subsidiary equity securities valued at approximately $3.1 million and (ii) the payment of cash consideration of $16.4 million. Effective September 30, 2009, one of our subsidiaries issued equity securities valued at $9.2 million for certain ancillary health care businesses.

The abovementioned acquisitions, as well as our acquisition subsequent to September 30, 2010 that is discussed at Note 9, were in furtherance of that portion of our business strategy that calls for the acquisition of hospitals and other ancillary health care businesses in rural and non-urban areas.

Our acquisitions are accounted for using the purchase method of accounting. Purchase prices are allocated to the assets acquired and liabilities assumed based on their estimated exit price fair values on the dates of acquisition. As a result of our acquisitions during the nine months ended September 30, 2010 and 2009, we recorded goodwill because the final negotiated purchase prices exceeded the fair value of the net tangible and intangible assets acquired. Most of the goodwill added in 2010 is expected to be tax deductible whereas the goodwill added in 2009 is generally non-deductible. The table below summarizes the purchase price allocations (in thousands) for those acquisitions; however, in some cases, such purchase price allocations are preliminary and remain subject to future refinement as we gather supplemental information.

	Nine Months Ended September 30,
	2010	2009

Assets acquired:
Current and other assets	$2,706	$-
Property, plant and equipment	43,869	1,450
Goodwill	26,655	7,733

Total assets acquired	73,230	9,183
Liabilities assumed (principally capital lease obligations)	(11,550)	-

Net assets acquired	$61,680	$9,183

Divestiture. During the nine months ended September 30, 2009, we sold a home health agency for $2.5 million, yielding a gain in the same amount. This gain has been included in gains on sales of assets (continuing operations) in the consolidated statements of income. Historically, this disposed business unit contributed nominally to our consolidated operating results.

Joint Ventures and Redeemable Equity Securities. As of September 30, 2010, we had established joint ventures to own/lease and operate 27 of our hospitals. Local physicians and/or other health care organizations own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage the related hospital’s day-to-day operations.

When completing a joint venture transaction, our subsidiary that is a party to the joint venture customarily issues equity securities that provide for the unilateral redemption of such securities by noncontrolling shareholders (typically at the lower of the original investment or fair market value). Redeemable equity securities with redemption features that are not solely within our control are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. If it is unlikely that a redeemable equity security will ever require redemption (e.g., we do not expect that a triggering contingency will occur, etc.), then subsequent adjustments to the initially recorded amount will only be recognized in the period that a redemption becomes probable.

As recorded in the condensed consolidated balance sheets, redeemable equity securities represent (i) the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings and (ii) the initial unadjusted estimated fair values of certain contingent rights held by Novant and Shands HealthCare, which are described below. As of September 30, 2010 and through October 29, 2010, the mandatory

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Other Significant Matters (continued)

redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of our redeemable equity securities is summarized in the table below (in thousands).

	Nine Months Ended September 30,
	2010	2009

Balances at the beginning of the period	$182,473	$48,868
Investments by noncontrolling shareholders and acquisition activity	5,679	30,832
Distributions to noncontrolling shareholders	-	(29)
Purchases of subsidiary shares from noncontrolling shareholders	(703)	-
Estimated fair value of a noncontrolling shareholder’s contingent rights	14,367	-

Balances at the end of the period	$201,816	$79,671

Novant may require us to purchase its 30% equity interest in 105-bed Lake Norman Regional Medical Center in Mooresville, North Carolina for the greater of $150.0 million or the fair market value of such interest in the hospital. This contingent right is exercisable only if we experience a change of control or a change in our senior executive management subsequent to a change of control. Additionally, Shands HealthCare may require us to purchase its 40% equity interest in one or more of the three abovementioned hospitals that we acquired on July 1, 2010 if we experience a change of control. The purchase price in this regard would be set at the fair market value of the equity interests being acquired. We believe it is not probable that the contingent rights of Novant and Shands HealthCare will vest because there are no circumstances known to us that would trigger the requisite change of control provision with either party. Accordingly, the carrying values of the related redeemable equity securities have not been adjusted since being initially recorded insofar as the contingent rights are concerned.

Income Taxes. Our effective income tax rates were approximately 34.9% and 33.7% during the nine months ended September 30, 2010 and 2009, respectively, and 33.3% and 28.5% during the three months ended September 30, 2010 and 2009, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 300 basis points and 380 basis points during the nine months ended September 30, 2010 and 2009, respectively. The corresponding impact was 280 basis points and 480 basis points during the three months ended September 30, 2010 and 2009, respectively.

Our 2010 provision for income taxes was favorably impacted by the finalization of certain federal and state income tax returns and the satisfactory conclusion of an Internal Revenue Service audit of our tax returns for the years ended December 31, 2007 and 2006. Our 2009 provision for income taxes was favorably impacted by: (i) the finalization of certain federal and state income tax returns; (ii) the satisfactory conclusion of a state tax audit; and (iii) the lapsing of certain state statutes of limitations. These 2009 items were partially offset by adjustments pertaining to stock-based compensation and the related additional paid-in capital pool of excess income tax benefits.

Our net federal and state income tax payments approximated $51.1 million during the nine months ended September 30, 2010, which compares to a corresponding net refund of $14.3 million during the nine months ended September 30, 2009.

Comprehensive Income. GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. The table below presents the details of our total consolidated comprehensive income (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Consolidated net income	$39,880	$31,921	$139,012	$123,788

Components of other comprehensive income:
Unrealized gains on available-for-sale securities, net	1,207	2,117	861	2,545
Changes in fair value of interest rate swap contract, net	(13,369)	(11,158)	(36,391)	36,140

Other comprehensive income (loss)	(12,162)	(9,041)	(35,530)	38,685

Total consolidated comprehensive income	27,718	22,880	103,482	162,473
Total comprehensive income attributable to noncontrolling interests	(4,587)	(6,476)	(17,122)	(19,734)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$23,131	$16,404	$86,360	$142,739

See Notes 2 and 5 for information regarding our interest rate swap contract and available-for-sale securities, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    Commitments and Contingencies

Physician and Physician Group Guarantees. We are committed to providing financial assistance to physicians and physician groups practicing in the communities that our hospitals serve through certain recruiting arrangements and professional services agreements. At September 30, 2010, we were committed to non-cancelable guarantees of approximately $32.6 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the contractual measurement periods, which generally approximate one year. We believe that the recorded liabilities for physician and physician group guarantees of $13.5 million and $12.6 million at September 30, 2010 and December 31, 2009, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

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

On May 14, 2008, the Florida District Court granted the plaintiffs’ motion to consolidate the four ERISA actions. The consolidated case continues to be administered under the docket number and caption assigned to the Ingram Action. On July 27, 2009, the plaintiffs filed a consolidated amended complaint, which is similar to the original complaint in the Ingram Action. The defendants named in the consolidated amended complaint include Health Management, certain current and former officers and directors of Health Management and members of the Plan’s Retirement Committee. During September 2009, the defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On September 14, 2010, a U.S. Magistrate Judge issued a report recommending that the defendants’ motion to dismiss the consolidated amended complaint be granted. On November 1, 2010, the parties entered into a stipulation that provides for (i) the dismissal of all claims in the ERISA action, including the consolidated amended complaint, with prejudice as to the named plaintiffs and (ii) each side to bear its own costs and attorneys’ fees. On November 2, 2010, the Florida District Court entered an order of dismissal.

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

Medicare Billing Lawsuit. On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. (No. 8:10-cv-00066-SDM-TBM) in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleges that, among other things, the defendants erroneously submitted claims to Medicare and that those

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    Commitments and Contingencies (continued)

claims were falsely certified to be in compliance with the portion of the Social Security Act commonly known as the “Stark law” and the Anti-Kickback Act. The plaintiff’s complaint further alleges that the defendants’ conduct violated the False Claims Act. On September 27, 2010, the defendants moved to dismiss the complaint for failure to state a claim with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and failure to state a claim upon which relief can be granted pursuant to Rule 12(b)(6) of those federal rules. On November 1, 2010, the plaintiff filed a memorandum of law in opposition to the defendants’ motion to dismiss. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter.

Governmental Matter. Several of our hospitals received letters requesting information in connection with a Department of Justice (“DOJ”) investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. We believe that the DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and we are cooperating with the investigation. We continue to research and review the requested documentation and relevant regulatory guidance issued during the time period under review to determine billing accuracy. Based on our aggregate billings for inpatient kyphoplasty procedures during the period under review that were performed at the hospitals subject to the DOJ’s inquiry, we do not believe that the final outcome of this matter will be material.

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

8.    Recent Accounting Guidance

During August 2010, the Financial Accounting Standards Board approved certain modifications to existing accounting standards that will directly affect health care entities in the future. The first change prohibits health care entities from netting projected insurance recoveries against the related liabilities (e.g., medical malpractice claim reserves, etc.) in their balance sheets. The second change clarifies that disclosures regarding the level of charity care provided by a health care entity must (i) represent the direct and indirect costs of providing such services and (ii) include a description of the method used to determine those costs. Additionally, disclosures about charity care must now include information regarding any related reimbursements received by a health care entity.

The modified accounting standards are required to be adopted for fiscal years and interim periods that begin after December 15, 2010. Early adoption of such accounting standards is permitted. The charity care disclosure change must be applied on a retrospective basis; however, the accounting change for insurance recoveries may be applied on either a prospective or retrospective basis. We will adopt the modified accounting standards no later than the quarter ending March 31, 2011; however, we do not believe that there will be a material impact to our consolidated financial statements or the notes thereto.

9.    Subsequent Event

Effective October 1, 2010, certain of our subsidiaries acquired from Wuesthoff Health Systems, Inc. the following general acute care hospitals and certain related health care operations: (i) 298-bed Wuesthoff Medical Center in Rockledge, Florida; and (ii) 115-bed Wuesthoff Medical Center in Melbourne, Florida. We paid approximately $151.5 million in cash for this acquisition, excluding transaction-related costs. The assets we acquired were primarily property, plant and equipment and supply inventories. We funded this acquisition with cash on hand at September 30, 2010, which balance included the proceeds from recent sales of available-for-sale securities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

As of September 30, 2010, Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operated 58 hospitals with a total of 8,576 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding two Florida-based hospitals that we acquired subsequent to September 30, 2010. The operating results of hospitals and other health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

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

During the three months ended September 30, 2010, which we refer to as the 2010 Three Month Period, we experienced net revenue growth over the three months ended September 30, 2009, which we refer to as the 2009 Three Month Period, of approximately 13.3%. Such growth principally resulted from: (i) our acquisition of the Sparks Health System (“Sparks”) in Fort Smith, Arkansas in December 2009; (ii) our acquisition of a 60% equity interest in each of three Florida-based general acute care hospitals and certain related health care operations (collectively, “Shands”) in July 2010; and (iii) increased surgical volume attributable to market service development at certain of our hospitals and other health care facilities. Primarily as a result of the growth in net revenue, income from operations increased approximately $12.1 million, or 12.4%, during the 2010 Three Month Period and income from continuing operations increased during the same period by $8.6 million, or 27.4%.

Our strategic operating plans include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor contracts and developing action plans responsive to feedback from patient, physician and employee satisfaction surveys. Our primary objective is to improve operations in the areas of patient volume, operating margins, uninsured/underinsured patient levels and the provision for doubtful accounts. We also seek opportunities for market development in the communities that we serve, including establishing ambulatory surgical centers, urgent care centers, cath labs, angiography suites and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we continue to invest significant resources in physician recruitment and retention (primary care physicians and specialists), emergency room operations, replacement hospital construction and other capital projects. We believe that our company-wide investments to upgrade our emergency room clinical systems contributed, in large part, to the growth in emergency room visits and hospital admissions that we experienced during 2009. For 2010, we are implementing ER Extra™, which is our new emergency room operational initiative that is designed to reduce patient wait times, enhance patient satisfaction and improve the quality and scope of patient assessments. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions. Additionally, as we consider potential acquisitions and partnerships for the remainder of 2010 and beyond, we believe that continually improving our existing operations provides us with a fundamentally sound infrastructure upon which we can add hospitals and other ancillary health care businesses.

We have also taken steps that we believe are necessary to achieve industry leadership in clinical quality. Our vision is to be the highest rated health care provider of any hospital system in the country, as measured by Medicare. With our knowledgeable and experienced clinical affairs leadership supporting this critical quality initiative, we measure key performance objectives, increase accountability for achieving those objectives and recognize the leaders whose quality indicators and clinical outcomes demonstrate improvement. Our hard work, innovation and persistence are paying off. As most recently reported by the Centers for Medicare and Medicaid Services, all four of our core measure care areas have dramatically improved since the commencement of our clinical quality initiatives and we now rank second in core measures amongst for-profit hospital systems.

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

During the past several years, various economic and other factors have contributed to an increase in the number of uninsured and underinsured patients seeking health care in the United States. Although this general industry trend has affected us, self-pay admissions as a percent of total admissions at our hospitals was unchanged at approximately 7.6% during both the 2010 Three Month Period and the 2009 Three Month Period. We continue to take various measures to address the impact of uninsured and underinsured patients on our business. Additionally, one of the primary goals of the 2010 Health Care Legislation is to provide health insurance coverage to more Americans. Nevertheless, there can be no assurances that our self-pay admissions will not grow in future periods, especially in light of the prolonged downturn in the economy and correspondingly higher levels of unemployment in many of the markets served by our hospitals. Therefore, we regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

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

EBITDA is a non-GAAP measure that is defined as consolidated net income before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA modified to exclude discontinued operations, net gains/losses on sales of assets, net interest and other income, gains/losses on early extinguishment of debt and write-offs of deferred financing costs. Because Adjusted EBITDA is not a measure of financial performance or liquidity that is determined under GAAP, it should not be considered in isolation or as a substitute for net income, income from operations, cash flows from operating, investing or financing activities, or any other GAAP measure. The items excluded from Adjusted EBITDA are significant components that must be evaluated to assess our financial performance and liquidity. Moreover, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Accordingly, interested parties and other readers of our consolidated financial statements are encouraged to use GAAP measures when evaluating and assessing our financial performance and liquidity.

The table below reconciles our consolidated net income to Adjusted EBITDA (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Consolidated net income	$39,880	$31,921	$139,012	$123,788

Adjustments:
Interest expense	52,827	54,300	158,931	163,485
Provision for income taxes	19,867	12,495	74,661	62,392
Depreciation and amortization	61,547	60,422	185,545	179,198
Income from discontinued operations	-	(626)	-	(1,042)
(Gains) losses on sales of assets, net	435	(90)	(844)	(1,936)
Interest and other income, net	(3,342)	(942)	(7,264)	(1,499)
Losses (gains) on early extinguishment of debt, net	-	533	-	(16,202)
Write-offs of deferred financing costs	-	-	-	444

Total adjustments	131,334	126,092	411,029	384,840

Adjusted EBITDA	$171,214	$158,013	$550,041	$508,628

Adjusted EBITDA as a percent of net revenue	13.5%	14.1%	14.5%	14.9%

Critical Accounting Policies and Estimates Update

General. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider a critical accounting policy to be one that requires us to make significant judgments and estimates when we prepare our consolidated financial statements. Such critical accounting policies and estimates, which are more fully described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009, include: (i) net revenue; (ii) the provision for doubtful accounts; (iii) impairments of long-lived assets and goodwill; (iv) income taxes; (v) professional liability risks and other self-insured programs; and (vi) legal and other loss contingencies.

There were no material changes to our critical accounting policies and estimates during the 2010 Three Month Period. See Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1 for recent accounting guidance that we will adopt no later than the quarter ending March 31, 2011. We do not believe that such new accounting guidance will have a material impact on our consolidated financial statements or the notes thereto.

Goodwill. We review our goodwill for impairment on an annual basis (i.e., each October 1) or whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on, among other things, market conditions and operational performance. When performing the impairment test, we initially compare the estimated fair values of each reporting unit’s net assets, including allocated home office net assets, to the corresponding carrying amounts on our consolidated balance sheet (i.e., Step 1 of the goodwill impairment test). If the estimated fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of the reporting unit’s goodwill, compare such fair value to the corresponding carrying amount and, if necessary, record a goodwill impairment charge. We do not believe that any of our reporting units are currently at risk of failing Step 1 of the goodwill impairment test; however, we have not yet completed our October 1, 2010 annual impairment testing.

2010 Three Month Period Compared to the 2009 Three Month Period

The tables below summarize our operating results for the 2010 Three Month Period and the 2009 Three Month Period. Our hospitals that were in operation for all of the 2010 Three Month Period and the 2009 Three Month Period are referred to herein as same three month hospitals.

	Three Months Ended September 30,
	2010		2009
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue	$1,270,659	100.0%	$1,121,903		100.0%
Operating expenses:
Salaries and benefits	501,841	39.5	438,203		39.1
Supplies	173,437	13.7	154,243		13.7
Provision for doubtful accounts	159,922	12.6	143,746		12.8
Depreciation and amortization	61,547	4.8	60,422		5.4
Rent expense	30,184	2.4	25,532		2.3
Other operating expenses	234,061	18.4	202,166		18.0

Total operating expenses	1,160,992	91.4	1,024,312		91.3

Income from operations	109,667	8.6	97,591		8.7

Other income (expense):
Gains (losses) on sales of assets, net	(435)	-	90		-
Interest and other income, net	3,342	0.3	942		0.1
Interest expense	(52,827)	(4.2)	(54,300)		(4.8)
Losses on early extinguishment of debt	-	-	(533)		(0.1)

Income from continuing operations before income taxes	59,747	4.7	43,790		3.9
Provision for income taxes	(19,867)	(1.6)	(12,495)		(1.1)

Income from continuing operations	$39,880	3.1%	$31,295		2.8%

	Three Months Ended September 30,				Percent
	2010	2009	Change		Change

Same Three Month Hospitals
Occupancy	41.4%	42.5%	(110	) bps*	n/a
Patient days	298,308	306,871	(8,563)		(2.8)%
Admissions	72,634	74,890	(2,256)		(3.0)%
Adjusted admissions†	134,591	135,033	(442)		(0.3)%
Emergency room visits	329,431	355,213	(25,782)		(7.3)%
Surgeries	75,264	71,317	3,947		5.5%
Outpatient revenue percent	51.5%	50.2%	130	bps	n/a
Inpatient revenue percent	48.5%	49.8%	(130)	bps	n/a

Total Hospitals
Occupancy	41.6%	42.5%	(90)	bps	n/a
Patient days	323,925	306,871	17,054		5.6%
Admissions	78,566	74,890	3,676		4.9%
Adjusted admissions†	146,397	135,033	11,364		8.4%
Emergency room visits	360,940	355,213	5,727		1.6%
Surgeries	80,126	71,317	8,809		12.4%
Outpatient revenue percent	52.7%	50.2%	250	bps	n/a
Inpatient revenue percent	47.3%	49.8%	(250)	bps	n/a

*	basis points
†	Admissions adjusted for outpatient volume

Net revenue during the 2010 Three Month Period was approximately $1,270.7 million as compared to $1,121.9 million during the 2009 Three Month Period. This change represented an increase of $148.8 million, or 13.3%. Our same three month hospitals provided $57.6 million, or 38.7%, of the increase in net revenue as a result of increased surgical volume attributable to physician recruitment and market service development, as well as improvements in reimbursement rates. These items were partially offset by decreases in hospital admissions and emergency room visits, as well as unfavorable movement in our payor mix. Among other things, hospital admissions and emergency room visits declined in 2010 due to (i) fewer births at our hospitals and (ii) a less severe 2010 flu season as compared to 2009 when there was an outbreak of H1N1 influenza (“swine flu”) in the United States. The remaining 2010 net revenue increase of $91.2 million was due to our acquisitions of Sparks in December 2009 and Shands in July 2010. Net revenue per adjusted admission increased approximately 4.5% during the 2010 Three Month Period as compared to the 2009 Three Month Period. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers, partially offset by the unfavorable movement in our payor mix during the 2010 Three Month Period.

Our provision for doubtful accounts during the 2010 Three Month Period decreased 20 basis points to 12.6% of net revenue as compared to 12.8% of net revenue during the 2009 Three Month Period. This improvement in our provision for doubtful accounts during the 2010 Three Month Period was primarily due to: (i) a reduction in emergency room visits by uninsured patients; (ii) a 10 basis point decline in self-pay admissions at our same three month hospitals; and (iii) improved collections of self-pay patient balances and patient responsibility amounts (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.).

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2010 Three Month Period and the 2009 Three Month Period, our Uncompensated Patient Care Percentage was 26.5% and 25.7%, respectively. This 80 basis point increase during the 2010 Three Month Period primarily reflects more charity and indigent care, greater uninsured self-pay patient revenue discounts and unfavorable movement in our payor mix.

Salaries and benefits as a percent of net revenue increased to 39.5% during the 2010 Three Month Period from 39.1% during the 2009 Three Month Period. This increase was primarily due to disproportionately higher salaries and benefits at our recent acquisitions.

Rent expense as a percent of net revenue increased during the 2010 Three Month Period as compared to the 2009 Three Month Period while the same percent for depreciation and amortization declined. In recent years, we have entered into fewer capital lease arrangements as a result of more favorable operating lease terms. As our use of operating leases has increased, depreciation and amortization has declined and rent expense has increased. Additionally, certain of our hospitals reached the end of their depreciable lives during the 2010 Three Month Period, which further reduced depreciation and amortization expense in 2010.

Other operating expenses as a percent of net revenue increased from 18.0% during the 2009 Three Month Period to 18.4% during the 2010 Three Month Period. This change was primarily due to higher repairs and maintenance costs and an increase in attorneys’ fees and other costs related to our acquisitions, partially offset by savings realized from consolidating certain vendor agreements.

Interest and other income increased from approximately $0.9 million during the 2009 Three Month Period to $3.3 million during the 2010 Three Month Period. This increase primarily relates to (i) gains on sales of available-for-sale securities of $1.7 million in 2010 with no corresponding amount in 2009 and (ii) better returns on invested funds during 2010.

Interest expense decreased from approximately $54.3 million during the 2009 Three Month Period to $52.8 million during the 2010 Three Month Period. Such decrease was primarily due to a lower average outstanding principal balance on our $2.75 billion seven-year term loan during the 2010 Three Month Period as compared to the 2009 Three Month Period. We also experienced a lower overall effective interest rate on such borrowings because more of the outstanding balance thereunder was not covered by our interest rate swap contract. These reductions in interest expense were partially offset by a lesser amount of capitalized interest during the 2010 Three Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

During the 2009 Three Month Period, we repurchased certain of our convertible debt securities, which yielded losses on the early extinguishment of debt of approximately $0.5 million. See Note 2(b) to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our convertible debt repurchases.

Our effective income tax rates were approximately 33.3% and 28.5% during the 2010 Three Month Period and the 2009 Three Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 280 basis points and 480 basis points during the 2010 Three Month Period and the 2009 Three Month Period, respectively. Our 2010 provision for income taxes was favorably impacted by the finalization of certain federal and state income tax returns and the satisfactory conclusion of an Internal Revenue Service audit of our tax returns for the years ended December 31, 2007 and 2006. Our provision for income taxes during the 2009 Three Month Period was favorably impacted by: (i) the finalization of certain federal and state income tax returns; (ii) the satisfactory conclusion of a state tax audit; and (iii) the lapsing of certain state statutes of limitations. These 2009 items were partially offset by adjustments pertaining to stock-based compensation and the related additional paid-in capital pool of excess income tax benefits.

2010 Nine Month Period Compared to the 2009 Nine Month Period

The tables below summarize our operating results for the nine months ended September 30, 2010 and 2009, which we refer to as the 2010 Nine Month Period and the 2009 Nine Month Period, respectively. Our hospitals that were in operation for all of the 2010 Nine Month Period and the 2009 Nine Month Period are referred to herein as same nine month hospitals.

	Nine Months Ended September 30,
	2010		2009
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue	$3,803,465	100.0%	$3,418,373		100.0%
Operating expenses:
Salaries and benefits	1,500,215	39.4	1,332,265		39.0
Supplies	531,083	14.0	480,051		14.1
Provision for doubtful accounts	468,458	12.3	419,872		12.3
Depreciation and amortization	185,545	4.9	179,198		5.2
Rent expense	90,716	2.4	75,060		2.2
Other operating expenses	662,952	17.4	602,497		17.6

Total operating expenses	3,438,969	90.4	3,088,943		90.4

Income from operations	364,496	9.6	329,430		9.6

Other income (expense):
Gains on sales of assets, net	844	-	1,936		0.1
Interest and other income, net	7,264	0.2	1,499		-
Interest expense	(158,931)	(4.2)	(163,485)		(4.8)
Gains on early extinguishment of debt, net	-	-	16,202		0.5
Write-offs of deferred financing costs	-	-	(444)		-

Income from continuing operations before income taxes	213,673	5.6	185,138		5.4
Provision for income taxes	(74,661)	(1.9)	(62,392)		(1.8)

Income from continuing operations	$139,012	3.7%	$122,746		3.6%

	Nine Months Ended September 30,				Percent
	2010	2009	Change		Change

Same Nine Month Hospitals
Occupancy	44.3%	45.3%	(100)	bps*	n/a
Patient days	954,157	977,160	(23,003)		(2.4)%
Admissions	229,802	232,798	(2,996)		(1.3)%
Adjusted admissions†	414,285	405,140	9,145		2.3%
Emergency room visits	998,323	1,033,970	(35,647)		(3.4)%
Surgeries	227,659	217,432	10,227		4.7%
Outpatient revenue percent	50.2%	48.0%	220	bps	n/a
Inpatient revenue percent	49.8%	52.0%	(220)	bps	n/a

Total Hospitals
Occupancy	43.9%	45.3%	(140)	bps	n/a
Patient days	1,022,534	977,160	45,374		4.6%
Admissions	243,944	232,798	11,146		4.8%
Adjusted admissions†	440,932	405,140	35,792		8.8%
Emergency room visits	1,057,855	1,033,970	23,885		2.3%
Surgeries	240,471	217,432	23,039		10.6%
Outpatient revenue percent	50.4%	48.0%	240	bps	n/a
Inpatient revenue percent	49.6%	52.0%	(240)	bps	n/a

*	basis points
†	Admissions adjusted for outpatient volume

Net revenue during the 2010 Nine Month Period was approximately $3,803.5 million as compared to $3,418.4 million during the 2009 Nine Month Period. This change represented an increase of $385.1 million, or 11.3%. Our same nine month hospitals provided $154.2 million, or 40.0%, of the increase in net revenue as a result of increased surgical volume attributable to physician recruitment and market service development, as well as improvements in reimbursement rates. These items were partially offset by decreases in hospital admissions and emergency room visits, as well as unfavorable movement in our payor mix. Among other things, hospital admissions and emergency room visits declined in 2010 due to (i) fewer births at our hospitals and (ii) a less severe 2010 flu season as compared to 2009 when there was an outbreak of H1N1 influenza (“swine flu”) in the United States. The remaining 2010 net revenue increase of $230.9 million was due to our acquisitions of Sparks in December 2009 and Shands in July 2010. Net revenue per adjusted admission increased approximately 2.2% during the 2010 Nine Month Period as compared to the 2009 Nine Month Period. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers, partially offset by the unfavorable movement in our payor mix during the 2010 Nine Month Period.

Our provision for doubtful accounts as a percent of net revenue was 12.3% during each of the 2010 Nine Month Period and the 2009 Nine Month Period. Moreover, the uninsured patients in the mix of patients that we serve remained generally unchanged (approximately 7.1% and 7.0% of total hospital admissions during the 2010 Nine Month Period and the 2009 Nine Month Period, respectively). During the 2010 Nine Month Period, the provision for doubtful accounts was favorably impacted by a reduction in emergency room visits by uninsured patients and improved collections of self-pay patient balances and patient responsibility amounts (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.). During the 2010 Nine Month Period and the 2009 Nine Month Period, our Uncompensated Patient Care Percentage, which is described above under the heading “2010 Three Month Period Compared to the 2009 Three Month Period,” was 25.2% and 24.5%, respectively. This 70 basis point increase during the 2010 Nine Month Period primarily reflects greater uninsured self-pay patient revenue discounts, more charity and indigent care and unfavorable movement in our payor mix.

Salaries and benefits as a percent of net revenue increased to 39.4% during the 2010 Nine Month Period from 39.0% during the 2009 Nine Month Period. This increase was primarily due to disproportionately higher salaries and benefits at our recent acquisitions.

Rent expense as a percent of net revenue increased during the 2010 Nine Month Period as compared to the 2009 Nine Month Period while the same percent for depreciation and amortization declined. In recent years, we have entered into fewer capital lease arrangements as a result of more favorable operating lease terms. As our use of operating leases has increased, depreciation and amortization has declined and rent expense has increased. Additionally, certain of our hospitals reached the end of their depreciable lives during the 2010 Nine Month Period, which further reduced depreciation and amortization expense in 2010.

Other operating expenses as a percent of net revenue decreased from 17.6% during the 2009 Nine Month Period to 17.4% during the 2010 Nine Month Period. This decline is primarily due to the full benefit of various cost containment measures that we have implemented, the centralization of certain home office functions, such as physician recruiting and marketing, and savings realized from consolidating certain vendor agreements. These reductions in other operating expenses were partially offset by an increase in attorneys’ fees and other costs related to our acquisitions.

Interest and other income increased from approximately $1.5 million during the 2009 Nine Month Period to $7.3 million during the 2010 Nine Month Period. This increase primarily relates to (i) gains on sales of available-for-sale securities of $4.5 million in 2010 with no corresponding amount in 2009 and (ii) better returns on invested funds during 2010.

Interest expense decreased from approximately $163.5 million during the 2009 Nine Month Period to $158.9 million during the 2010 Nine Month Period. Such decrease was primarily due to lower average outstanding principal balances on our $2.75 billion seven-year term loan and our convertible debt securities during the 2010 Nine Month Period as compared to the 2009 Nine Month Period. These reductions in interest expense were partially offset by a lesser amount of capitalized interest during the 2010 Nine Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

During the 2009 Nine Month Period, we repurchased certain of our convertible debt securities, which yielded a net gain on the early extinguishment of debt of approximately $16.2 million. See Note 2(b) to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our convertible debt repurchases.

Our effective income tax rates were approximately 34.9% and 33.7% during the 2010 Nine Month Period and the 2009 Nine Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 300 basis points and 380 basis points during the 2010 Nine Month Period and the 2009 Nine Month Period, respectively. Our 2010 and 2009 effective income tax rates were also impacted by the same items described above under the heading “2010 Three Month Period Compared to the 2009 Three Month Period.”

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. At September 30, 2010, we also had (i) approximately $33.8 million of available-for-sale securities that will primarily be used to fund a portion of our self-insured medical malpractice program and (ii) borrowing capacity under our revolving credit facilities that can be used for, among other things, general business purposes and acquisitions. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs. As discussed at Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1, we used $151.5 million of our cash on hand at September 30, 2010 to complete an acquisition of two Florida-based hospitals and certain related health care operations on October 1, 2010. Below is a summary of our recent cash flow activity (in thousands).

	Nine Months Ended September 30,
	2010	2009
Sources (uses) of cash and cash equivalents:
Operating activities	$ 360,071	$ 357,431
Investing activities	(184,125)	(150,415)
Financing activities	(36,210)	(134,584)
Discontinued operations	-	6,300

Net increase in cash and cash equivalents	$ 139,736	$ 78,732

Operating Activities

Our cash flows from continuing operating activities increased approximately $2.6 million, or 0.7%, during the 2010 Nine Month Period when compared to the 2009 Nine Month Period. This increase primarily related to (i) improved profitability (i.e., an increase of $35.1 million in income from operations during the 2010 Nine Month Period compared to the 2009 Nine Month Period) and (ii) increases in our current liabilities during the 2010 Nine Month Period that were primarily due to the timing of vendor payments and payroll. Partially offsetting these items were (i) income taxes (i.e., net federal and state income tax payments of $51.1 million during the 2010 Nine Month Period compared to net refunds of $14.3 million during the 2009 Nine Month Period) and (ii) an increase in accounts receivable from the acquisition that we completed on July 1, 2010 (see further discussion below under “Days Sales Outstanding”). We expect to make additional estimated income tax payments during the remainder of 2010. Furthermore, we believe that the accounts receivable cash collections at our newly acquired hospitals, including our two-hospital acquisition on October 1, 2010, will continue to negatively impact our operating cash flows through December 31, 2010. See Notes 6 and 9 to the Interim Condensed Consolidated Financial Statements for information regarding our acquisitions.

Investing Activities

Cash used in investing activities during the 2010 Nine Month Period included: (i) approximately $147.9 million of additions to property, plant and equipment, consisting primarily of new medical and information technology equipment, software, renovation and expansion projects at certain of our facilities and construction of a replacement hospital for Madison County Medical Center in Canton, Mississippi; (ii) $16.4 million to acquire four ancillary health care businesses; (iii) $21.5 million to acquire a 60% equity interest in each of three Florida-based hospitals; and (iv) a $7.9 million increase in our restricted funds. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our acquisitions during the 2010 Nine Month Period. Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $7.3 million from buying and selling such securities during the 2010 Nine Month Period, as well as $2.3 million of proceeds from sales of assets and insurance recoveries during that period.

Cash used in investing activities during the 2009 Nine Month Period included approximately $158.7 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities. These cash outlays were partially offset by a $4.2 million decrease in our restricted funds and $4.7 million of proceeds from sales of assets.

Financing Activities

During the 2010 Nine Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $30.4 million. We also paid $15.0 million to noncontrolling shareholders for recurring distributions and mandatory repurchases of subsidiary shares. Partially offsetting these cash outlays were (i) $2.5 million that we received from noncontrolling shareholders to acquire minority equity interests in certain of our joint ventures and (ii) $5.5 million of cash proceeds from exercises of stock options. See Notes 2 and 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt/capital lease arrangements and our joint venture activity, respectively.

During the 2009 Nine Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $78.8 million, including an $18.4 million mandatory Excess Cash Flow payment (as described below under “Capital Resources”) and a $25.0 million prepayment under our $2.75 billion seven-year term loan. We also paid (i) $67.7 million to repurchase certain of our convertible debt securities in the open market and (ii) $17.9 million to noncontrolling shareholders, including a distribution of $11.1 million from our joint venture in North Carolina and South Carolina (prior to such joint venture’s restructuring). These cash outlays were partially offset by $21.2 million that we received from noncontrolling shareholders to acquire minority equity interests in certain of our joint ventures and $8.5 million of cash proceeds from exercises of stock options.

Days Sales Outstanding

Days sales outstanding, or DSO, is calculated by dividing quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 50 days at September 30, 2010, which compares to 49 days at September 30, 2009.

We are in the process of obtaining the necessary approvals to use the predecessor Medicare and Medicaid provider numbers from the hospitals that we acquired on July 1, 2010 to commence billing. During this process, we are unable to bill for the services we provide, which has caused our accounts receivable to grow and correspondingly increased our DSO by approximately one day at September 30, 2010. We are also currently completing the same process in respect of the Medicare and Medicaid provider numbers for the two hospitals and related health care operations that we acquired on October 1, 2010. See Notes 6 and 9 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our acquisitions.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that reversals of existing taxable temporary differences, future taxable income and carrybacks will allow us to realize the deferred tax assets that are recognized in our consolidated balance sheets.

Capital Resources

Senior Secured Credit Facilities. Our variable rate senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the end of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement; however, we do not believe that any such payment will be required for the year ending December 31, 2010. Our mandatory principal payments under the Credit Facilities for the twelve months ending September 30, 2011 are approximately $25.8 million. Throughout the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. During the 2010 Three Month Period, we did not borrow under the Revolving Credit Agreement. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is generally payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for the seven-year term of the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 regarding the estimated fair value of our interest rate swap contract. At September 30, 2010, approximately $196.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.0% on both September 30, 2010 and October 29, 2010).

Although there were no amounts outstanding under the Revolving Credit Agreement on October 29, 2010, standby letters of credit in favor of third parties of approximately $48.3 million reduced the amount available for borrowing thereunder to $451.7 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.0% on October 29, 2010.

We intend to fund the Term Loan’s quarterly principal and interest payments and mandatory Excess Cash Flow payments, if any, with available cash balances, cash provided by operating activities and/or borrowings under the Revolving Credit Agreement.

Demand Promissory Note. We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest will be immediately due and payable upon the bank’s written demand. We did not borrow under this credit facility during the 2010 Three Month Period. The demand promissory note’s effective interest rate on October 29, 2010 was approximately 2.3%; however, there were no amounts outstanding thereunder on such date.

Debt Covenants

The Credit Facilities and the indentures governing our convertible debt securities and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At September 30, 2010, we were in compliance with all of the covenants contained in those debt agreements. The table below summarizes certain key financial covenants under the Credit Facilities and our corresponding actual performance as of and for the period ended September 30, 2010. We believe that these financial covenants and the related ratios are important because they provide us with information about our ability to: (i) service our existing debt obligations; (ii) incur new debt or borrow under the Revolving Credit Agreement; and (iii) maintain good relationships with our lenders. The methodologies used to determine these ratios can be found at Exhibit 99.1 to our Current Report on Form 8-K/A that was filed on July 8, 2009.

	Requirement	Actual
Minimum required consolidated interest coverage ratio	2.75 to 1.00	3.35 to 1.00
Maximum permitted consolidated leverage ratio	4.90 to 1.00	4.18 to 1.00

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

Standby Letters of Credit

As of October 29, 2010, we maintained approximately $48.3 million of standby letters of credit in favor of third parties with various expiration dates through October 1, 2011. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that capital expenditures for property, plant and equipment will range from 4.5% to 5.5% of our net revenue for the year ending December 31, 2010, which is within the capital expenditure limitations of the Credit Facilities. As of September 30, 2010, we had started: (i) construction of a replacement hospital for Madison County Medical Center in Canton, Mississippi; (ii) several hospital renovation and expansion projects; and (iii) certain information technology hardware and software upgrades. Additionally, we estimate that the cost to build and equip a replacement hospital for Walton Regional Medical Center in Monroe, Georgia will range from $40 million to $45 million. Although we negotiated a deferral of all construction activities for this replacement hospital until December 1, 2010, we are currently obligated to complete construction no later than December 31, 2012. We do not believe that any of our construction, renovation and expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

Part of our strategic business plan calls for us to acquire hospitals and other ancillary health care businesses that are aligned with our business model, available at a reasonable price and otherwise meet our strict acquisition criteria. We generally fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. Specifically, we funded the acquisition of two Florida-based hospitals on October 1, 2010 with cash on hand at September 30, 2010, which balance included the proceeds from recent sales of available-for-sale securities. This acquisition is discussed at Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1.

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

Contractual Obligations and Off-Balance Sheet Arrangements

During the 2010 Nine Month Period, there were no material changes to the contractual obligation and off-balance sheet information provided in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

During the 2010 Nine Month Period, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December  31, 2009.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Descriptions of and updates to material legal proceedings are set forth at Note 7 to the Interim Condensed Consolidated Financial Statements in Item  1 of Part I of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes the number of shares of Health Management Associates, Inc. common stock that were withheld to satisfy tax withholding obligations for stock-based compensation awards that vested during the three months ended September 30, 2010.

Month Ended	Total Number of Shares Purchased	Average Price Per Share
July 31, 2010	7,290	$7.57
August 31, 2010	-	-
September 30, 2010	-	-

Total	7,290

Item 6.    Exhibits.

See Index to Exhibits beginning on page 30 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: November 3, 2010	By:	/s/ Gary S. Bryant
Gary S. Bryant
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

	32.1	Section 1350 Certifications.

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.