Form 10-K
period 2010-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2011-02-24
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $1.87 billion, as determined by reference to the listed price of the registrant’s Class A common stock as of the close of business on such day. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 18, 2011, there were 251,774,013 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding.

Portions of the registrant’s definitive proxy statement, to be issued in connection with the Annual Meeting of Stockholders of the registrant to be held on May 17, 2011, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report.

ANNUAL REPORT ON FORM 10-K

HEALTH MANAGEMENT ASSOCIATES, INC.

Year Ended December 31, 2010

i

PART I

Item 1.	Business.

Overview

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operates general acute care hospitals and other health care facilities in non-urban communities. As of December 31, 2010, we operated 59 hospitals with a total of 8,864 licensed beds in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia.

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

Our Class A common stock is listed on the New York Stock Exchange under the symbol “HMA.” We were incorporated in Delaware in 1979 but began operations through a subsidiary that was formed in 1977. We became a public company in 1991. We have been named to the list of Fortune Magazine’s World’s Most Admired Companies for four of the past five years, appearing as the top hospital company in the “Health Care: Medical Facilities” category for two of those years.

Acquisitions, Divestitures, Joint Ventures and Other Activities

Part of our strategic business plan calls for us to acquire underperforming non-urban general acute care hospitals that are available at a reasonable price, align with our business model and otherwise meet our strict acquisition criteria. We proactively identify acquisition targets and respond to requests for proposals from entities that are seeking to sell or lease hospital facilities. In addition to continually evaluating various hospital and other ancillary health care business acquisition candidates, we are also (i) improving, developing and enhancing the operations of our existing health care facilities and (ii) identifying opportunities to augment our position in the markets where we already have health care operations. We believe that the strength of our balance sheet and cash flow, as well as our available borrowing capacity, provide us the leverage needed to pursue acquisition opportunities at this time; however, there can be no assurances that we will close any hospital or other acquisition transactions in 2011 and beyond.

We regularly review and evaluate our portfolio of hospitals and, if an individual hospital no longer meets our short and long-term performance criteria, we consider strategic alternatives, including, in some cases, divestiture. Where appropriate, and consistent with our performance criteria and other strategic objectives, we explore collaborative relationships with physicians and other health care entities. At any given time, we are actively involved in negotiations concerning possible acquisitions, divestitures and joint ventures. Certain of our recently completed transactions are set forth below.

Acquisitions

•

Effective October 1, 2010, certain of our subsidiaries acquired from Wuesthoff Health Systems, Inc. the following general acute care hospitals and certain related health care operations: (i) 298-bed Wuesthoff Medical Center in Rockledge, Florida; and (ii) 115-bed Wuesthoff Medical Center in Melbourne, Florida. The purchase price for this acquisition was approximately $152.0 million.

•

Effective July 1, 2010, certain of our subsidiaries acquired from Shands HealthCare a 60% equity interest in each of the following general acute care hospitals and certain related health care operations: (i) 99-bed Shands Lake Shore hospital in Lake City, Florida; (ii) 15-bed Shands Live Oak hospital in Live Oak, Florida; and (iii) 25-bed Shands Starke hospital in Starke, Florida. Shands HealthCare or one of its affiliates continues to hold a 40% equity interest in each of these hospitals. The purchase price for our 60% interests in these three hospitals was approximately $21.5 million.

•

Effective December 1, 2009, certain of our subsidiaries acquired the Sparks Health System in Fort Smith, Arkansas. The purchase price for this acquisition, which included a 492-bed general acute care hospital and other related health care operations, was approximately $138.2 million.

See Note 4 to the Consolidated Financial Statements in Item 8 of Part II for further discussion of our recent acquisitions.

Divestitures

•

Effective December 31, 2010, certain of our subsidiaries completed the sale of Riley Hospital, a 140-bed general acute care hospital in Meridian, Mississippi, and its related health care operations. The selling price was $24.0 million, plus a working capital adjustment, and yielded a loss of approximately $12.1 million. Our decision to sell this hospital was due, in large part, to recent operating results and future projections that were below our expectations for a mature hospital facility.

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

Our “Discontinued Operations,” which include the aforementioned divestitures, are identified at Note 10 to the Consolidated Financial Statements in Item 8 of Part II.

Joint Ventures and Other Activities

General. As of December 31, 2010, we had established joint ventures to own/lease and operate 27 of our hospitals. Local physicians and/or other health care entities own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage each hospital’s day-to-day operations.

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

(i)	all of the equity interests in 131-bed Davis Regional Medical Center in Statesville, North Carolina, 64-bed Sandhills Regional Medical Center in Hamlet, North Carolina, 116-bed Carolina Pines Regional Medical Center in Hartsville, South Carolina and 82-bed Chester Regional Medical Center in Chester, South Carolina were distributed from the Carolina Joint Venture to us;

(ii)	Franklin Regional Medical Center and Upstate Carolina Medical Center continue to be owned by the Carolina Joint Venture; however, Novant now manages both hospitals and receives 99% of the net profits, net losses, free cash flow and capital accounts of those hospitals (effectively reducing our interest in each hospital from 73% to 1%);

(iii)	123-bed Lake Norman Regional Medical Center in Mooresville, North Carolina continues to be owned by the Carolina Joint Venture and managed by us (subject to certain management rights expressly delegated to Novant); however, Novant now receives 30% of the net profits, net losses, free cash flow and capital accounts of the hospital (effectively a 3% increase in Novant’s interest in the hospital);

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

Business Strategy

Our business strategy is to deliver high quality health care services and improve patient and physician satisfaction, improve the operations of our hospitals, utilize efficient management and acquire strategic hospitals and other ancillary health care businesses in non-urban communities.

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

As evidence of our commitment to quality, Lake Norman Regional Medical Center, our 123-bed hospital in Mooresville, North Carolina, achieved Magnet Status designation for excellence in nursing services by the American Nurses Credentialing Center’s Magnet Recognition Program. The Magnet Recognition Program recognizes health care organizations that demonstrate excellence in nursing practice and adherence to national standards for the organization and delivery of nursing services. Additionally, Venice Regional Medical Center, our 312-bed hospital in Venice, Florida, was ranked among the nation’s Top 100 Acute Care Hospitals and Top 50 Cardiovascular Hospitals according to independent studies by Thomson Reuters. The general acute care hospital study evaluated 3,000 short-term, acute care, non-federal hospitals in nine areas: mortality, medical complications, patient safety, average length of stay, expenses, profitability, cash-to-debt ratio, patient satisfaction and adherence to clinical standards of care. The cardiovascular hospital study examined the performance of 1,022 hospitals by analyzing outcomes for patients with heart failure and heart attacks and those who had coronary bypass surgery and percutaneous coronary interventions such as angioplasties. This is the fifth year that Venice Regional Medical Center has been recognized with the cardiovascular honor. In 2010, Thomson Reuters made the list more exclusive by narrowing it from the top 100 cardiovascular hospitals to the top 50. Seven Rivers Regional Medical Center, our 128-bed hospital in Crystal River, Florida, was identified in 2010 as a recipient of the Patient Safety Excellence Award™ by HealthGrades, Inc. (“HealthGrades”), indicating that its patient safety ratings are in the top 5% of U.S. hospitals. HealthGrades is a leading health care ratings organization, providing ratings and profiles of hospitals, nursing homes and physicians. Seven Rivers Regional Medical Center is one of only 238 hospitals in the country to receive this designation and one of only 15 in Florida. Physicians Regional Health System, our two-hospital system in Naples, Florida, was also recognized by HealthGrades for 2010. Physicians Regional Health System’s spine surgery program is among the top 5% in the nation and top ranked in Florida according to HealthGrades. The HealthGrades’ study annually assesses patient outcomes - mortality and complication rates - at virtually all of the nearly 5,000 non-federal hospitals in the country. Lastly, Summit Medical Center, our 103-bed hospital in Van Buren, Arkansas, was named an “Innovator” Award winner during 2009 by the Arkansas Foundation for Medical CareSM for sharing innovative and successful strategies with its peers and acting as a mentor to other facilities for the delivery of quality health care.

Listed below are some of the actions that we have undertaken in our ongoing effort to further improve the quality of our health care services.

•

We implemented a medication error prevention program. An important component of the program is “Safescan®,” a handheld bedside medication administration system designed to help eliminate medication errors by using a clinician-designed bar code scanning device to verify medication orders at the point of care.

•

We continue to implement a program to enhance and upgrade our emergency room clinical systems to more effectively manage patient flow and outcomes. Thus far, the enhancements have included hardware and software upgrades, as well as the development of uniform clinical guidelines to be implemented company-wide to ensure consistent patient treatment and accurate benchmarking of outcomes. Additionally, our initiative calls for comprehensive training of all clinical personnel and physicians responsible for emergency room patient care. Our emergency room initiatives are expected to continue for the next couple of years.

•

We implemented a comprehensive quality improvement program called “Process for Perfection™,” which is a centralized approach to collecting hospital quality data, measuring that data against internal and external benchmarks, evaluating areas of improvement and excellence and implementing systemic processes to affect the delivery of high quality health care to our patients. Through this program, we have been able to track improvements in our core quality measures.

Improve the Operations of our Hospitals

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

Our hospitals seek to increase their patient volume through local marketing programs. Our overall marketing strategy and the individual programs for each of our hospitals were consolidated under new leadership during 2009. As a result, the decentralized approach that we previously used, which involved many local marketing firms creating multiple individualized and expensive marketing campaigns, was replaced with a streamlined cost-effective approach whereby only a few firms are employed. Now, we devise uniform and consistent themes that only require the change of logo and hospital colors to implement company-wide. Additionally, changes to our marketing strategies can be quickly deployed to all of our hospitals and other health care facilities.

We also pursue various clinical means to increase utilization of the services provided by our hospitals, particularly emergency and outpatient services. These include:

•	“ER Extra®,” an emergency room operational initiative that is designed to reduce patient wait times, enhance patient satisfaction and improve the quality and scope of patient assessments;

•	“Nurse First™,” an emergency room service program that provides for a well-qualified nurse to quickly assess the condition of a patient upon arrival in the emergency room;

•	“MedKey™,” a free identification and patient information card that streamlines the registration process; and

•	“One Call Scheduling™,” a dedicated phone system that physicians and other medical personnel can use to simultaneously schedule various diagnostic tests and services.

There are numerous opportunities to increase the number of patients who seek treatment at our hospitals and other health care facilities. We believe that improving patient volume rests, in part, on our ability to improve relationships with physicians in the communities where our hospitals operate. In addition to establishing local physician leadership councils where we listen and respond to physician concerns, we routinely evaluate innovative service delivery alternatives that address the ever-changing health care climate. Often times, there already exists a high level of competition for health care services in our markets. We believe that our ultimate success will depend on our ability to improve our quality of care, access to services and patient outcomes, as well as our flexibility, creativity and responsiveness to all involved constituencies.

In our markets, we employ physicians who provide health care services outside of the hospital setting. Our hospitals also assume active roles managing local physician relationships in their markets. As a result of various employed physician initiatives, such as converting physicians to production-based employment arrangements, we have experienced favorable changes in physician referral patterns. We believe that additional opportunities exist to further improve our hospital operations through more efficient management of our employed physicians.

Utilize Efficient Management

We consider our management structure to be decentralized but with centralized support and control. Our hospitals are run by experienced chief executive officers, chief financial officers and chief nursing officers who have both the authority and responsibility for day-to-day hospital operations. Incentive compensation programs have been implemented to reward our managers for achieving and exceeding pre-established goals. We employ a centralized staff at our home office to provide support services such as systems design and development, training, human resource management, reimbursement, accounting support, legal services, marketing, purchasing, risk management and construction management. We maintain centralized financial control through fiscal and accounting policies established by our home office for use at all of our subsidiary hospitals. Financial information is consolidated using our proprietary Pulse System® and is monitored daily by our management team. We also participate in a group purchasing organization with other proprietary hospital systems. We believe that this participation allows us to procure medical equipment and supplies at advantageous pricing by leveraging the buying power of the organization’s members.

Our operational reporting structure is comprised of five divisions, each with a divisional senior leader who reports directly to our President and Chief Executive Officer. Each of the five divisions has its own president, chief financial officer and physician recruiting manager with aligned individual hospital and divisional objectives. During the past several years, we have also recruited and promoted new leadership for centralized support functions such as clinical affairs, marketing, strategy and analytics, physician recruitment, contracting, human resources, physician relations, nursing and quality.

Acquire Additional Hospitals and Other Ancillary Health Care Businesses

We believe that the hospitals we acquire are, or can become, the provider of choice for health care services in their respective market areas. When we make an initial evaluation of a potential acquisition, we require that a hospital’s market service area have a demonstrated need for the hospital, along with an established physician base that we believe can benefit from our ability to attract additional qualified physicians to the area based on community needs. In addition to whole hospital acquisitions, we also consider (i) partnering with not-for-profit entities in areas and markets that otherwise meet our acquisition criteria and (ii) investing in or acquiring ancillary health care businesses such as outpatient urgent care, physician practices, diagnostic imaging and surgery centers.

We believe that many of the hospitals we acquire are underperforming at the time of acquisition. Upon acquiring a hospital, we conduct a thorough review and, where appropriate, retain existing administrative leadership. We also take other steps, including, among other things, employing a well-qualified chief executive officer, chief financial officer and chief nursing officer, implementing our proprietary management information system (the Pulse System®) and other technological enhancements, recruiting physicians, establishing additional quality assessment and efficiency measures, introducing volume purchasing under company-wide agreements, and spending the necessary capital to renovate facilities and upgrade equipment. Our Pulse System® and the other technological enhancements that we implement are designed to provide each hospital’s management team with the financial and operational information necessary to operate the hospital efficiently and effectively. We can also assist physicians with case management.

Additionally, we expand and improve the services offered at our acquired hospitals. We strive to provide at least 90% of the acute care needs of each community our hospitals serve and reduce the outmigration of patients to hospitals in larger urban areas. Generally, we have been successful in achieving significant improvement in the operating performance of our newly acquired facilities within 12 to 24 months of acquisition. Moreover, we seek to recover our initial cash investment in an acquired health care facility within four to five years. Once a facility has matured, we generally achieve incremental growth through the investment of capital, recruitment of physicians based on community needs, expansion and enhancement of health care services, renegotiated agreements with commercial health insurance providers and favorable demographic trends.

Selected Operating Statistics

The table below summarizes selected operating statistics, exclusive of our Discontinued Operations, that are typically used by our management, investors and other readers of our consolidated financial statements.

	Years Ended December 31,
	2010	2009	2008

Licensed beds at the end of the year (1)	8,864	8,278	7,684
Admissions (2)	324,575	306,770	296,881
Adjusted admissions (3)	587,987	534,917	512,646
Emergency room visits (4)	1,421,461	1,360,595	1,285,675
Surgeries (5)	316,474	282,680	284,048
Patient days (6)	1,353,040	1,283,188	1,265,711
Acute care average length of stay in days (7)	4.2	4.2	4.3
Occupancy rates (8)	43.5%	45.0%	45.2%

(1)	Licensed beds are beds for which a hospital has obtained approval to operate from the applicable state licensing agency.
(2)	Admissions are patients admitted to our hospitals for inpatient treatment. This statistic is a measure of inpatient volume.
(3)	Adjusted admissions are total admissions adjusted for outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient charges and gross outpatient charges and then dividing the resulting amount by gross inpatient charges. This statistic is a measure of inpatient and outpatient volume.
(4)	The number of emergency room visits is an operational measure that is used to gauge our patient volume. Much of our inpatient volume is a byproduct of a patient’s initial encounter with one of our hospitals through an emergency room visit.
(5)	The number of surgeries includes both inpatient and outpatient surgeries. This statistic is indicative of overall patient volume and business trends.
(6)	Patient days is the total number of days that patients are admitted in our hospitals. This statistic is a measure of inpatient volume.
(7)	Acute care average length of stay in days represents the average number of days admitted patients stay in our hospitals. This statistic is a measure of our utilization of resources.
(8)	Occupancy rates are affected by many factors, including the population size and general economic conditions within individual market service areas, the degrees of variation in medical and surgical products, outpatient use of hospital services, quality and treatment availability at competing hospitals and seasonality. This statistic is a measure of inpatient volume.

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

A majority of our hospitals are located in states that have certificate of need laws. These laws limit competition by placing restrictions on the construction of new hospital and/or other health care facilities, the addition of new licensed beds or the addition of significant new services. We believe that such states have appropriate barriers to entry and, in many instances, permit us to be the sole or preferred service provider in a particular geographic area.

The competitive position of our hospitals is also increasingly affected by our ability to negotiate service contracts with purchasers of group health care services. Such purchasers include employers, preferred provider organizations (“PPOs”) and health maintenance organizations (“HMOs”). PPOs and HMOs attempt to direct and control the use of hospital services by managing care and either receive discounts from a hospital’s established charges or pay based on a fixed per diem or a capitated basis, where a hospital receives fixed periodic payments based on the number of members of the organization regardless of the actual services provided. To date, PPOs and HMOs have not adversely affected the competitive position of our hospitals. Employers and traditional health insurers are also increasingly interested in reducing their costs through negotiations with hospitals for managed care programs and discounts from established charges. In return, hospitals secure commitments for a larger number of potential patients. We believe that we have been proactive in establishing or joining such programs to maintain, and even increase, the hospital services we provide. We do not believe that such programs will have a significant adverse impact on our business or operations.

We are in an industry that has a competitive labor market. As such, we face competition attracting and retaining health care professionals. In recent years, there has been a nationwide shortage of qualified nurses and other medical support personnel. To address this shortage, we have improved hospital working conditions and fostered relationships with local nursing schools.

Another important factor contributing to a hospital’s competitive advantage is the number and quality of physicians on its staff. Physicians make admitting and other decisions regarding the appropriate course of patient treatment which, in turn, affect hospital revenue. Admitting physicians may also be on the medical staffs of hospitals that we do not operate. By offering quality services and facilities, convenient locations and state-of-the-art medical equipment, we attempt to attract our physicians’ patients. Our hospitals try to increase the number, quality and specialties of the physicians in their communities based on local needs. During the year ended December 31, 2010, approximately 650 physicians were recruited or otherwise joined our medical staff. During 2011, we intend to actively recruit a like number of physicians to join our medical staff. When a recruited physician relocates to a community where one of our hospitals is located and agrees to engage in private practice, our subsidiary hospital often advances money to the physician pursuant to a recruiting agreement to provide financial assistance for the physician to establish a practice. The actual amounts advanced will depend on the financial results of each physician’s private practice during a predetermined period, referred to as the measurement period, which generally approximates one year. Amounts advanced under these recruiting agreements are considered to be loans and are generally forgiven on a pro rata basis over a period of 12 to 24 months, contingent on the physician continuing to practice in the community served by our hospital.

Acquisitions

We face competition for acquisitions from both proprietary and not-for-profit multi-hospital groups. Some of these competitors may have greater financial and other resources than we do. Historically, we have been able to complete our acquisitions at prices we believe to be reasonable. However, competitive bidding for acquisition targets could adversely impact our ability to acquire hospitals and other ancillary health care businesses on favorable terms.

Sources of Revenue

General

Our revenue from patient charges is dependent on many factors, including surgical volume, inpatient occupancy levels, the level of medical and ancillary services ordered by physicians and provided to patients and the volume of outpatient procedures. We record gross patient service charges on a patient-by-patient basis in the period in which the services are rendered. Patient accounts are billed after the patient is discharged. When a patient’s account is billed, our accounting system calculates the reimbursement that we expect to receive based on the services rendered, the type of payor and the contract terms with such payor. We record the difference between gross patient service charges and expected reimbursement as contractual adjustments.

At the end of each month, we estimate our expected reimbursement for unbilled accounts. Estimated reimbursement amounts are calculated on a payor-specific basis and are recorded based on the best information available to us at the time regarding applicable laws, rules, regulations and contract terms. We continually review our contractual adjustment estimation process to consider the effects of changes in applicable laws, rules and regulations, as well as changes to contract terms with managed care health plans that result from negotiations and renewals.

We receive payment for services rendered primarily from:

•	the federal government under the Medicare program;

•	the states where we operate under each state’s Medicaid program;

•	commercial insurance and other programs; and

•	patients, including co-payments and deductibles.

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

Our policy is to verify insurance coverage prior to rendering service in order to facilitate timely identification of the payor and the benefits covered. However, under federal law, when the necessity of service and patient condition (e.g., emergency room services, active labor and other similar situations, etc.) are present, those conditions preclude the verification of coverage. We do not track the percent of encounters where coverage is not verified prior to services being rendered.

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

The table below sets forth the approximate percent of hospital net revenue, defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, that we derive from our primary payor sources.

	Years Ended December 31,
	2010	2009	2008

Medicare	32%	32%	32%
Medicaid	9	9	8
Commercial insurance and other	50	49	51
Self-pay	9	10	9

	100%	100%	100%

Reimbursement rates for routine inpatient services vary significantly depending on the type of service (e.g., acute care, intensive care, etc.) and the geographic location of the hospital where the services are provided. In recent years, outpatient services have steadily increased and presently constitute approximately half of our consolidated net revenue. This increased level of outpatient services is primarily due to advances in medical technology that allow more services to be provided on an outpatient basis, as well as increased pressure from Medicare, Medicaid and commercial insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our outpatient levels are representative of the general trend in the health care industry.

Overview of the Impact of Recent Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Health Care Reform Act, were signed into law by President Obama in March 2010 and will dramatically change how health care services are covered, delivered and reimbursed. The Health Care Reform Act is intended to decrease the number of uninsured Americans and reduce health care costs. Among other things, the Health Care Reform Act provides for expanded Medicaid coverage of uninsured individuals, reduced growth in Medicare spending, reductions in Medicare and Medicaid disproportionate share hospital payments and the establishment of programs designed to tie reimbursement to quality (known as value-purchasing programs). The Health Care Reform Act is intended to accomplish its goals and objectives through a combination of public program expansion and private sector health insurance reforms.

Over time, the expansion of private sector and Medicaid coverage under the Health Care Reform Act will likely increase the revenue we receive for services provided to individuals who were previously uninsured. Under the Health Care Reform Act, health insurance coverage is expected to be expanded to cover approximately 32 to 34 million additional people by 2014 through, among other things, the expansion of existing Medicaid programs to cover non-pregnant adults under age 65 with incomes of up to 138% of the federal poverty level (133% of the federal poverty level plus an additional 5% income “disregard” factor). However, reductions in the growth of Medicare payments and decreases in disproportionate share and other hospital reimbursement payments will adversely affect our revenue. To the extent such revenue reductions are not offset by increased revenue from providing care to previously uninsured individuals, the full implementation of the Health Care Reform Act could adversely affect our business and results of operations.

The Health Care Reform Act also contains a number of measures that are intended to further reduce fraud and abuse in the Medicare and Medicaid programs, such as increased funding for fraud and abuse investigations and enforcement, and the required use of recovery audit contractors under the individual state Medicaid programs. Additionally, the law contains significant limitations on hospitals that are partially owned by physicians, including restrictions that generally prohibit increases in the percent of physician ownership and the number of licensed beds, procedure rooms and operating rooms at such joint venture hospitals. At December 31, 2010, we had 23 joint venture hospitals with physician owners.

Many of the Health Care Reform Act’s provisions will not take effect until 2014, or later, while others have either become effective or will become effective sooner. The federal government and individual state governments must also interpret and implement the new regulatory requirements, the vast majority of which have yet to be considered. Additionally, the Health Care Reform Act remains subject to significant legislative debate, including possible repeal and/or amendment, and there are substantial legal challenges to various aspects of the Health Care Reform Act that have been made on constitutional grounds. As a result, we are unable to predict the overall impact that the full implementation of the Health Care Reform Act will have on us. Other provisions of the Health Care Reform Act that might affect our business and results of operations are discussed below and elsewhere in this Annual Report on Form 10-K, including Item 1A under “Risk Factors.”

Medicare and Medicaid

Overview

Medicare is a federal health insurance program, administered by the U.S. Department of Health and Human Services, or HHS, that currently provides health care benefits to individuals age 65 and over, certain disabled persons and certain other individuals with qualifying conditions. Medicaid is a joint federal-state health care benefit program, operating pursuant to a plan developed and administered by each participating state, subject to broadly defined federal requirements, that provides health care benefits to uninsured individuals who are otherwise unable to afford such services. Our hospitals and other health care facilities derive a substantial portion of their net revenue from the Medicare and Medicaid programs. Both such programs are heavily regulated and subject to frequent changes that typically affect reimbursement payments and beneficiary eligibility.

Medicare

This section should be read in conjunction with the section below entitled “Impact of the Health Care Reform Act on Medicare Reimbursement.”

Inpatient Payments. The Medicare program provides payment for inpatient hospital services under a prospective payment system, or PPS. Under the inpatient PPS, hospitals are paid a prospectively determined fixed amount for each hospital discharge. The fixed payment amount per inpatient discharge is established based on each patient’s diagnosis related group, or DRG. Each patient admitted for care is assigned to a DRG based on his or her primary admitting diagnosis. Every DRG is assigned a payment rate based on the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. DRG payment rates are based on national average costs from an historic base period and the actual costs incurred by a hospital to provide care are not considered in setting such rates. Although based on national average costs, the DRG standardized amounts and capital payment rates are adjusted by the wage index and geographic adjustment factor for the geographic region in which a particular hospital is located, or reclassified to, and are weighted based on a statistically normal distribution of severity. DRG rates are usually adjusted by an update factor each federal fiscal year, which begins on October 1. The index used as the basis to adjust the DRG rates, known as the “market basket update factor,” takes into consideration annual inflation in the purchasing of goods and services experienced by hospitals and other entities. In recent years, the market basket update factor has been lower than the percent increase in costs experienced by hospitals. For federal fiscal years 2010, 2009 and 2008, the market basket update factors were 2.1%, 3.6% and 3.3%, respectively. For federal fiscal year 2011, the market basket update factor is 2.35%, which reflects a 0.25% reduction required by the Health Care Reform Act.

The Centers for Medicare & Medicaid Services, or CMS, established Medicare Severity DRGs, or MS-DRGs, which refine the DRG weighting system to more fully capture differences in severity of illness among patients. For example, when MS-DRGs became effective in 2007, 538 DRGs were replaced with 745 MS-DRGs. MS-DRGs are designed to reduce incentives for hospitals to treat only the healthiest and most profitable patients by better taking into account severity of illness in Medicare payment rates. MS-DRGs are also intended to encourage hospitals to improve their coding and documentation of patient diagnoses. To ensure that improvements in coding and documentation do not lead to an increase in aggregate payments without corresponding growth in actual patient severity, CMS uses a negative documentation and coding adjustment. On September 29, 2007, the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007, or the TMA Act, was signed into law, thereby reducing the documentation and coding adjustment for MS-DRGs for federal fiscal year 2008 by 0.6%. For federal fiscal year 2009, the negative documentation and coding adjustment for MS-DRGs was 0.9%, yielding a cumulative reduction of 1.5% for federal fiscal year 2009. The TMA Act did not address the adjustment CMS proposed for federal fiscal year 2010. For federal fiscal year 2011, the negative documentation and coding adjustment for MS-DRGs is 2.9%. The TMA Act required CMS to conduct a retrospective review of claims data from federal fiscal years 2008 and 2009 to determine if changes in documentation and coding practices resulted in case mix changes that differ from the adjustments made by the TMA Act. Based on the results of the retrospective data review, CMS is directed to revise payments over federal fiscal years 2011 and 2012 to restore budget neutrality. CMS has determined that a negative 5.8% adjustment is necessary to recoup overpayments. The negative 2.9% adjustment for federal fiscal year 2011 is one-half of the recoupment amount, with the second half to be recovered during federal fiscal year 2012.

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

Under the Medicare PPS, services that are clinically related and use similar resources are grouped together into ambulatory payment classifications, or APCs. Depending on the service rendered during an encounter, a patient may be assigned to a single APC or multiple APCs. Medicare pays a set price or rate for each APC, regardless of the actual costs incurred to provide care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year based on the market basket. For federal fiscal years 2010, 2009 and 2008, the payment rate update factors were 2.1%, 3.6% and 3.3%, respectively. For federal fiscal year 2011, the payment rate update factor is 2.35%, which reflects a 0.25% reduction required by the Health Care Reform Act.

Outlier Payments. In addition to DRG and capital payments, certain of our hospitals qualify for and receive “outlier” payments from Medicare for certain inpatient hospital services. Outlier payments are estimated by CMS to be approximately 5.1% of total inpatient DRG payments. Outlier payments are made for those inpatient discharges where the total cost of care (as determined by using the gross charges adjusted by the hospital’s cost-to-charge ratio) exceeds the total DRG payment plus a fixed threshold amount. In determining the cost-to-charge ratio, Medicare uses the latest of either a hospital’s most recently submitted or most recently settled cost report. The threshold amounts used in the outlier computation for federal fiscal years 2010, 2009 and 2008 were $23,140, $20,045 and $22,460, respectively. The amount for federal fiscal year 2011 is $23,075. Excluding our Discontinued Operations, 2.2%, 2.1% and 2.0% of our Medicare inpatient DRG payments were for outlier payments during the years ended December 31, 2010, 2009 and 2008, respectively.

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

Disproportionate Share Payments. An additional reimbursement payment is made to hospitals that serve a significantly disproportionate share of low income Medicare and Medicaid patients. This additional payment is based on a hospital’s DRG payments and is paid according to formulae that take into consideration a hospital’s percent of low income patients, status, geographic designation and number of licensed beds. As of December 31, 2010, 32 of our hospitals were located in Florida and Mississippi, states that have a significantly disproportionate share of low income Medicare and Medicaid patients.

Rural Health Clinic Payments. A rural health clinic is an outpatient facility primarily engaged in furnishing physician and other health services in accordance with federal guidelines. To qualify, a clinic must be located in a medically under-served area that is non-urbanized, as defined by the U.S. Census Bureau. Payments to rural health clinics for covered services are made via an all-inclusive per visit rate. As of December 31, 2010, we operated six rural health clinics in Missouri and two in Florida.

Ambulatory Surgical Center Payments. Ambulatory surgical centers are distinct facilities that provide surgical services to patients not requiring hospitalization. Such centers may be licensed by the state in which they operate, depending on individual state requirements. Medicare pays for services provided in ambulatory surgical centers that voluntarily sought and received certification and are approved by CMS. Effective January 1, 2008, CMS instituted a new system for reimbursing ambulatory surgical centers, as was mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the 2003 Act. The new reimbursement system is based on the outpatient PPS system, taking into account the lower relative costs of procedures performed in an ambulatory surgical center as compared to a hospital outpatient department. As of December 31, 2010, we had a controlling ownership interest in six ambulatory surgical centers.

Physician Fees. The Medicare physician fee schedule for federal fiscal year 2011 contains a 24.9% reduction to the physician fee schedule. However, on December 15, 2010, President Obama signed legislation deferring such reduction to January 1, 2012. The White House has stated that it supports a permanent repeal of the physician payment reduction and has called on Congress to pass legislation to that effect. Without further legislative action, CMS will be required by Medicare to implement the physician payment reduction. As of December 31, 2010, we employed approximately 700 physicians.

Reimbursement for Bad Debts. Medicare reimburses hospitals and other health care providers for certain allowable costs that are attributable to uncollectible Medicare beneficiary deductible and coinsurance amounts. Hospitals generally receive an interim pass-through payment for bad debts in an amount determined by the Medicare fiscal intermediary, based on the prior period’s bad debt amounts as reported in the hospital’s cost report. To be an allowable bad debt, the underlying accounts receivable must be related to a covered service and derived from a deductible and/or coinsurance amount. Additionally, the following conditions must be met: (i) a hospital must be able to establish that reasonable collection efforts were undertaken prior to classification as a bad debt; (ii) the debt was actually uncollectible when classified as worthless; and (iii) sound business judgment established that there was no likelihood of recovery of the debt at any time in the future. In determining reasonable cost subject to reimbursement, the amount of bad debts otherwise treatable as allowable is reduced 30% by Medicare. Amounts received by a hospital as reimbursement for bad debts are subject to audit and recoupment by the fiscal intermediary. Bad debt reimbursement has been a focus of fiscal intermediary audit/recoupment efforts in the past.

General Legislative Changes. Prior to the passage of the Health Care Reform Act, legislative changes to the Medicare program were historically focused on limiting growth rates for reimbursement and, in some cases, reducing levels of reimbursement for the types of health care services that we provide. For example, the Balanced Budget Act of 1997 included significant reductions in spending levels for the Medicare and Medicaid programs. The Balanced Budget Refinement Act of 1999 mitigated some of the adverse effects of the Balanced Budget Act of 1997 through a “corridor reimbursement approach,” whereby a percent of losses under the Medicare outpatient PPS were reimbursed through 2003. The 2003 Act provided an extension, until January 1, 2006, of certain provisions of the Balanced Budget Refinement Act of 1999 for small rural and sole community hospitals. Some of our hospitals qualified for relief under this provision.

The Medicare, Medicaid and State Children’s Health Insurance Program Benefits Improvement Act of 2000, or BIPA, made a number of changes to the Medicare and Medicaid programs that affected payments to hospitals. All of our hospitals qualify for some relief under BIPA. Some of the changes made by BIPA that affect our hospitals include: lowering the threshold by which hospitals qualify as rural or small urban disproportionate share hospitals; decreasing reductions in payments to disproportionate share hospitals that had been mandated by the Balanced Budget Act of 1997 and other Congressional enactments; capping Medicare beneficiary ambulatory service co-payment amounts; and increasing the categories and items eligible for increased reimbursement to hospitals for certain outpatient services rendered, such as certain cancer therapy drugs, biologicals and other medical devices.

The 2003 Act made a number of significant changes to the Medicare program. In addition to a prescription drug benefit program that was intended to provide direct relief to Medicare beneficiaries, the 2003 Act also provided a number of benefits to hospitals, including, but not limited to:

•	a permanent increase in the base payment rate for rural and small urban hospitals of 1.6%, up to the large urban payment rate;

•	the cap on disproportionate share payments for rural and small urban hospitals was set at 12.0% of total inpatient payments; and

•

establishment of a physician incentive program for primary care and certain specialty physicians who provide services to individuals in areas having the fewest physicians available to serve, among others, Medicare beneficiaries.

Under the 2003 Act, Medicare payment considerations have been tied to hospital performance and hospital reporting of quality data and measures. Beginning with federal fiscal year 2009, hospitals have been required to report on 30 quality indicators to qualify for their full market basket update. Those hospitals that did not provide the required information have had their market basket update reduced by 2.0%. Our hospitals participated in the quality data reporting, which we believe will form the basis for future payments. We anticipate that more quality data reporting will be required in the future as government payors continue their analysis and possible movement toward a “pay for performance” model and/or value-purchasing programs.

Impact of the Health Care Reform Act on Medicare Reimbursement

Inpatient Reimbursement. The Health Care Reform Act provides for annual decreases to the market basket update factors, including a 0.25% reduction for discharges that occurred on or after April 1, 2010. The Health Care Reform Act also provides for reductions to the market basket update factors for federal fiscal years 2011 through 2019 of 0.25% (2011), 0.1% (2012-13), 0.3% (2014), 0.2% (2015-16) and 0.75% (2017-19). For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Care Reform Act provides for the annual market basket update factors to be further reduced by a productivity adjustment. The amount of that reduction will be based on the projected nationwide productivity gains over the preceding ten years as measured by the U.S. Bureau of Labor Statistics (which typically uses data that is a few years old). We estimate that the federal fiscal year 2012 market basket update factor reduction resulting from this productivity adjustment is likely to range from 1.0% to 1.4%. CMS estimates that the combined market basket update factor and productivity adjustments will reduce Medicare payments under the inpatient PPS by approximately $112.6 billion for the federal fiscal years from 2010 to 2019. Decreases in reimbursement rates or increases in such rates below our cost increases would adversely affect our business and results of operations.

The Health Care Reform Act also provides for reduced payments to hospitals based on readmission rates. Beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excessive” readmissions within a period of 30 days from a patient’s discharge due to heart attack, heart failure, pneumonia or other conditions designated by HHS. The reduced payments are applicable to all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Moreover, each hospital’s performance will be publicly reported by HHS. HHS has the discretion to determine what constitutes “excessive” readmissions, the amount of the payment reduction and other elements of this program.

Under the Health Care Reform Act, reimbursement will also be reduced based on “hospital acquired condition,” or HAC, rates. An HAC is a condition that a patient develops while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, hospitals that nationally rank in the top 25% of HACs for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Moreover, effective July 1, 2011, the Health Care Reform Act prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs.

Outpatient Reimbursement. The Health Care Reform Act provides for reductions to the market basket update factor for outpatient hospital payments for calendar years 2011 through 2019 of 0.25% (2011), 0.1% (2012-13), 0.3% (2014), 0.2% (2015-16) and 0.75% (2017-19). For calendar year 2012 and each subsequent calendar year, the Health Care Reform Act provides for the annual market basket update factor to be further reduced by a productivity adjustment. The amount of that reduction will be based on the projected nationwide productivity gains over the preceding ten years.

Disproportionate Share Payments. Under the Health Care Reform Act, beginning in federal fiscal year 2014, Medicare disproportionate share payments will be reduced to 25% of the amount they otherwise would have been absent the new law. The remaining 75% of the amount that would otherwise be paid as Medicare disproportionate share payments will be pooled, and this pool will be further reduced each year by a formula that reflects reductions in the level of uninsured individuals who are under 65 years of age. Under this provision, the greater the level of coverage for the uninsured, the more the Medicare disproportionate share payment pool will be reduced. Each eligible hospital will ultimately be paid an allocated amount from the pool based on its level of uncompensated care.

Ambulatory Surgical Center Payments. Beginning in federal fiscal year 2011, the Health Care Reform Act reduces reimbursement for ambulatory surgical centers through a productivity adjustment to the market basket update factor similar to the productivity adjustment for inpatient and outpatient hospital services.

Value-Based Purchasing. The Health Care Reform Act establishes a value-based purchasing program to further link reimbursement payments to quality and efficiency. Beginning with federal fiscal year 2013, HHS will implement a value-based purchasing program that will reduce inpatient PPS payment amounts for all discharges by federal fiscal year as follows: 1.0% for 2013; 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2.0% for 2017 and subsequent years. For each federal fiscal year, the total amount collected from these reductions will be pooled and used to fund payments to hospitals that meet certain quality performance standards. HHS will have the authority to determine the quality performance measures, the quality performance standards hospitals must achieve to meet the quality performance measures and the methodology for calculating payments to hospitals that meet the required quality threshold. HHS will also determine the amount each eligible hospital will receive from the pool created by the reductions under the value-based purchasing program.

Bundled Payment Pilot Programs. The Health Care Reform Act requires HHS to establish a five-year, voluntary national bundled payment program for Medicare services beginning no later than January 1, 2013. Under the program, providers would agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS will have discretion to determine how the program will function, including a determination of the medical conditions that will be covered by the program and the reimbursement amount for each condition.

Medicaid

This section should be read in conjunction with the section below entitled “Impact of the Health Care Reform Act on Medicaid Reimbursement.”

Each state is responsible for administering its own Medicaid program, payment rates and methodologies, as well as covered services, all of which vary from state to state. Although the actual rates vary by state, between 50% and 73% of Medicaid funding comes from the federal government, with the balance shared by state and local governments. The most common payment methodologies include prospective payment systems and programs that negotiate payment rates with individual hospitals. Generally, Medicaid payments are less than Medicare payments and are often less than a hospital’s patient care costs. Hospitals that have an unusually large number of low-income patients (i.e., those with a Medicaid utilization rate of at least one standard deviation above the mean Medicaid utilization, or have a low income patient utilization rate exceeding 25%) are eligible to receive a disproportionate share adjustment. However, Congress has established a national limit on disproportionate share hospital adjustments. In the past, approximately 80% of our hospitals have received payments for disproportionate share adjustments.

In light of continued economic uncertainty, projected increases to Medicaid program costs and burgeoning budget deficits, the federal government and many states are currently considering ways to limit increases and/or cut Medicaid funding, which could adversely affect future Medicaid payments that we receive. The American Recovery and Reinvestment Act of 2009, or the Economic Stimulus Bill, was signed into law in 2009 and, among other things, allocated supplemental federal funding to each state that could be used to benefit individual state Medicaid programs. Although some states used portions of these funds to support their Medicaid programs in 2010, we cannot predict how individual states will use their allocated funds, if any, in 2011 and beyond. Additionally, the federal government has taken steps to address some of the insurance coverage challenges facing citizens by enacting the Children’s Health Insurance Program Reauthorization Act of 2009, which expanded and extended the benefits available under BIPA, and extending the period of benefit coverage under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, to unemployed individuals through the Economic Stimulus Bill.

We cannot predict what further action the federal government or the states may take under existing and future legislation to close budget gaps or reduce deficit spending.

Impact of the Health Care Reform Act on Medicaid Reimbursement

Medicaid Coverage. The Health Care Reform Act requires that by 2014 states expand Medicaid coverage to all individuals under age 65 with incomes up to 138% (after giving effect to a 5% “income disregard” provision) of the federal poverty level. The Health Care Reform Act requires states to, at a minimum, maintain Medicaid eligibility standards established prior to the enactment of the Health Care Reform Act for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek exemptions from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level.

Disproportionate Share Payments. The Health Care Reform Act reduces funding for the Medicaid disproportionate share payment program for hospitals in federal fiscal years 2014 through 2020. How such cuts are allocated among the states and how the states allocate these cuts among providers have yet to be determined.

Bundled Payment Pilot Programs. The Health Care Reform Act provides for a five-year bundled payment pilot program for Medicaid services to begin January 1, 2012. HHS will select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes. The bundled payments may implicate existing laws, including the Anti-kickback Statute, as defined below under “Fraud and Abuse Provisions,” and the Health Insurance Portability and Accountability Act of 1996, or HIPAA, privacy, security and transaction standard requirements. However, the Health Care Reform Act does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participant to participate in the pilot programs, such as antitrust laws.

Medicare and Medicaid Regulatory and Audit Impacts

In addition to legislative changes, such as those brought about by the Health Care Reform Act, Medicare and each of the state Medicaid programs are subject to regulatory changes, administrative rulings, interpretations and determinations, post-payment audits, requirements for utilization review and new government funding restrictions, all of which could materially increase or decrease payments we receive, impact our cost of patient care and affect the timing of payments. The final determination of amounts we receive under the Medicare and Medicaid programs often takes many years to resolve because of audits by the programs’ representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. We believe that we have made adequate provisions for such potential adjustments. Nevertheless, until final adjustments are made, certain issues remain unresolved and our established allowances may be higher or lower than what is ultimately required.

The Medicare program utilizes a system of contracted carriers and fiscal intermediaries across the country to process claims and conduct post-payment audits. CMS is in the midst of an initiative to reform the carrier and fiscal intermediary functions. As part of such reform, CMS has and will continue to competitively bid the carrier and fiscal intermediary functions to Medicare Administrative Contractors, or MACs. At the present time, CMS has awarded all fifteen of the planned multi-state jurisdiction MAC contracts. Hospital operators have the option to either (i) have each of their hospitals work with the MAC in the jurisdiction where the individual hospital is located or (ii) use the MAC in the jurisdiction where their home office is located for all of their affiliated hospitals. The completed and future changes by CMS could affect claims processing, auditing and cash flow to Medicare providers. We cannot predict what, if any, impact such changes will ultimately have on our business.

The Health Care Reform Act increases federal funding for Medicaid Integrity Contractors, or MICs, for federal fiscal years 2011 and beyond. MICs are private contractors that perform post-payment audits of Medicaid claims to identify overpayments. Through the Deficit Reduction Act of 2005, Congress expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program. MICs are currently assigned to five geographic regions and have commenced audits in several of the states assigned to those regions.

The Health Care Reform Act contains provisions relating to recovery audit contractors, or RACs, which are third party organizations under contract with CMS that identify underpayments and overpayments under the Medicare program and recoup overpayments on behalf of the government. The Health Care Reform Act expands the RAC program’s scope to include Medicaid claims by requiring all states to have entered into contracts with RACs by December 31, 2010. RACs are paid a contingency fee based on the overpayments they identify and collect. We expect that RACs will look very closely at claims submitted by hospital operators in an attempt to identify possible overpayments.

Commercial Insurance and Other

In recent years, a number of commercial insurers have undertaken efforts to limit the costs of hospital services by adopting prospective payment or DRG-based systems. To the extent that such efforts are successful and those insurers fail to reimburse hospitals for the costs of providing services to their beneficiaries, such efforts may have a negative impact on our business and results of operations.

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

Beginning in 2014, the Health Care Reform Act requires individuals to obtain, and employers to provide, health insurance coverage. Additionally, the law requires states to establish health insurance exchanges. The Health Care Reform Act also establishes a number of health insurance market reforms, including bans on lifetime limits and pre-existing condition exclusions, new benefit mandates and increased dependent coverage. By way of example, group health plans and health insurance issuers offering group or individual coverage:

•	may not establish lifetime limits or, beginning in 2014, annual limits on the dollar value of benefits;

•	may not rescind coverage of an enrollee, except in instances where the individual has performed an act or practice that constitutes fraud or makes an intentional misrepresentation of a material fact;

•	must reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place; and

•

effective for health plan policy years that began on or after September 23, 2010 (for plans that offer dependent coverage), must continue to make dependent coverage available to unmarried dependents until age 26 (coverage for the dependents of unmarried adult children is not required).

We do not yet know what impact these increased obligations on managed care payors and other payors will have on our ability to negotiate contracts with such payors.

Self-Pay

We provide services to individuals who have no form of health care insurance. These are the types of individuals for whom the Health Care Reform Act is intended to provide insurance coverage. Presently, these patients are evaluated at the time of service or shortly thereafter for their ability to pay based on federal and state poverty guidelines and/or qualifications for Medicaid or other state assistance programs, as well as our company-wide charity and indigent care policy. Gross charges to uninsured patients for non-elective procedures are discounted by 60% or more. Local hospital personnel and our collection agencies pursue payments on accounts receivable from self-pay patients who do not meet our charity and indigent care criteria.

A significant portion of our self-pay patients are admitted through, or treated in, our hospitals’ emergency departments and often require high-acuity treatment. The Emergency Medical Treatment and Active Labor Act, or EMTALA, requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to a hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. We believe that self-pay patient volume has been impacted during the last several years by a combination of broad economic factors, including high levels of unemployment and reductions in state Medicaid budgets, an increasing number of individuals and employers that choose not to purchase insurance and an increased co-payment and deductible burden that is borne by patients rather than insurers and/or employers.

The Health Care Reform Act requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. The Health Care Reform Act also contains provisions that seek to decrease the number of uninsured individuals, including requirements that individuals obtain, and employers provide, health insurance coverage beginning in 2014. However, many factors are unknown regarding the impact of the Health Care Reform Act, including how many previously uninsured individuals will take the steps necessary to obtain insurance coverage as a result of the new law. It is also unknown what change, if any, we will see in the volume of inpatient and outpatient services that are sought by and provided to previously uninsured individuals once they obtain insurance coverage. Moreover, it is difficult to predict the full impact of the Health Care Reform Act due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, court challenges and possible Congressional repeal or amendment.

Certain Other Aspects of the Health Care Reform Act

Whole Hospital Exception. The Health Care Reform Act makes changes to the “whole hospital” exception in the portion of the Social Security Act commonly referred to as the “Stark law.” Those changes effectively prohibit new physician-owned hospitals under the whole hospital exception and limit capacity expansion and the level of physician ownership at grandfathered physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital had physician ownership and a Medicare provider agreement in effect as of March 23, 2010 (or, for those hospitals under development, as of December 31, 2010). A physician-owned hospital that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership percentage and, with certain narrow exceptions for high Medicaid utilization hospitals, prohibit expansion of the number of operating rooms, procedure rooms and licensed beds. The Health Care Reform Act also subjects physician-owned hospitals to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements. At both December 31, 2010 and March 23, 2010, we had joint ventures with physicians at 23 of our hospitals under the whole hospital exception of the Stark law and Medicare provider agreements in effect at all such hospitals. Those grandfathered joint venture hospitals are now subject to the physician ownership and expansion restrictions contained in the Health Care Reform Act.

Accountable Care Organizations and Pilot Projects. The Health Care Reform Act requires HHS to establish a Medicare shared savings program that promotes accountability and coordination of care through the creation of Accountable Care Organizations, or ACOs, beginning no later than January 1, 2012. The shared savings program is intended to allow providers (including hospitals), physicians and other designated health care professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the Medicare program’s cost savings. HHS has significant discretion to determine key elements of the program, including what steps providers must take to be considered an ACO, how to decide if Medicare program savings have occurred, and what portion of such savings will be paid to ACOs. Additionally, HHS will determine to what degree hospitals, physicians and other eligible participants will be able to form and operate an ACO without violating existing laws.

Fraud and Abuse Provisions. Medicare and Medicaid anti-kickback and anti-fraud and abuse laws, referred to as the Anti-kickback Statute, prohibit certain business practices and relationships that might affect the provision and cost of health care services under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. The Health Care Reform Act provides that knowledge of the law or the intent to violate the law is not required and also provides that submission of a claim for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act. Sanctions for violating the Anti-kickback Statute include criminal and civil penalties, as well as fines and possible exclusion from government programs, such as Medicare and Medicaid.

Miscellaneous. The Health Care Reform Act contains numerous other provisions that could affect our business and results of operations, including provisions relating to:

•

the establishment of a Center for Medicare and Medicaid Innovation within CMS, which will have the authority to develop and test new reimbursement methodologies designed to improve the quality of patient care and lower costs;

•

the creation of an Independent Payment Advisory Board that will make recommendations to Congress regarding additional changes to provider reimbursement methodologies and other aspects of the nation’s health care system; and

•	new taxes on manufacturers and distributors of pharmaceuticals and medical devices, as well as a requirement that manufacturers file annual reports of payments made to physicians.

Utilization Review

In accordance with the requirements of CMS’ Services Conditions of Participation, hospital services provided to Medicare and Medicaid beneficiaries are evaluated to ensure that the care meets professionally recognized standards of practice and are medically necessary. Our hospitals are required to conduct utilization review activities, including medical necessity reviews (admission, continued stay and retrospective), discharge planning and quality improvement initiatives to address identified trends, extended lengths of stay and high cost cases. Additionally, many managed care organizations require utilization reviews.

Compliance Program

Since 1997, we have maintained a company-wide compliance program designed to deter, detect and prevent fraud, abuse and mistakes. Our compliance program has been established and is periodically updated, as needed, to meet the requirements of an effective compliance program as described in the U.S. Sentencing Guidelines, relevant industry guidance that is periodically issued by the Office of Inspector General of HHS, and the Health Insurance Portability and Accountability Act, commonly known as HIPAA.

Our compliance program consists of a Code of Business Conduct and Ethics, written guidance (including compliance policies), a training and education process, an audit process, anonymous reporting mechanisms and an investigative process. Day-to-day leadership of our compliance program is provided by our vice president of compliance who reports directly to our chief executive officer. Our vice president of compliance also provides quarterly reports to the audit committee of our board of directors, as well as regular reports to our corporate compliance committee, which consists of our chief executive officer, chief financial officer and general counsel.

Employees and Medical Staff

As of December 31, 2010, we had approximately 35,800 employees, including 7,300 part-time employees. At such date, 1,408 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory.

Physicians on the medical staffs of our hospitals are, in most cases, not our employees. Such non-employee physicians may also be staff members of other hospitals. As of December 31, 2010, we employed approximately 700 physicians, about half of whom are primary care physicians at practices we own and operate. Additionally, our hospitals provide emergency room, radiology, pathology and anesthesiology services through service contracts with physician groups that are generally cancelable with 90 days advance notice.

Professional Liability and Other Risks

As is typical in the health care industry, we are subject to claims and legal actions by patients and others in the ordinary course of business. We use our wholly owned captive insurance subsidiary and our risk retention group subsidiary, which are domiciled in the Cayman Islands and South Carolina, respectively, to self-insure a significant portion of our professional liability risks. Those subsidiaries provide (i) claims-made insurance coverage to all of our hospitals and other health care facilities and (ii) occurrence-basis coverage to most of our employed physicians. The employed physicians not covered by our insurance company subsidiaries generally maintain claims-made policies with unrelated third party insurance companies. To mitigate the exposure of the program covering the hospitals and other health care facilities, our insurance company subsidiaries buy claims-made reinsurance policies from unrelated third parties for claims above certain self-retention levels.

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

We maintain a website at www.hma.com where we make available, free of charge, documents we file with, or furnish to, the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. Our SEC reports can be found under “Investor Relations” on our website. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A.	Risk Factors.

Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this Annual Report on Form 10-K, including those under “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II. The risks described therein and elsewhere in this report are incorporated into this Item 1A by reference.

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

Overview. Companies such as ours that provide health care services are required to comply with many highly complex laws and regulations at the federal, state and local levels, including, but not limited to, those relating to the adequacy of medical care, billing for services, patient privacy, equipment, personnel, operating policies and procedures and maintenance of records. Although we believe that we are in material compliance with all applicable laws and regulations, if we fail to comply with any such laws or regulations, we could become subject to civil and criminal penalties, including the loss of licenses to operate our facilities. We could also be excluded from participating in Medicare, Medicaid and other federal and state health care programs that contribute significantly to our revenue.

Many of the laws and regulations that govern our operations are highly complex and, in certain cases, we do not have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of such laws and regulations, as well as modifications thereof, could require us to make changes in our facilities, equipment, personnel, services or capital expenditure programs. Any such changes could harm our business and results of operations.

We are unable to predict the impact that the Health Care Reform Act, which will significantly change the health care industry, will have on our business and results of operations. The Health Care Reform Act will dramatically change how health care services are covered, delivered and reimbursed through, among other things: a requirement that most Americans obtain health insurance; expanded Medicaid eligibility and coverage for uninsured individuals; reduced growth in Medicare program spending; reductions in Medicare and Medicaid payments; the establishment of value-based purchasing programs where reimbursement is tied to quality; and the elimination of the ability of health care providers like us to enter into new partnerships with physicians in the ownership of certain health care facilities. Additionally, the Health Care Reform Act contains provisions designed to strengthen fraud and abuse enforcement, modifies the health insurance industry and expands existing efforts to tie Medicare and Medicaid reimbursement to performance and quality.

We believe that the expansion of health insurance coverage under the Health Care Reform Act could increase the number of patients using our facilities who have either private or public program health care coverage. As a result of the increased income eligibility limits under the law, we anticipate a large percentage of the new Medicaid coverage to be in states that currently have relatively low income eligibility requirements. Two such states are Florida and Mississippi, where we operated 32 hospitals as of December 31, 2010. It is difficult to predict the impact of these changes from the Health Care Reform Act on us because of numerous issues surrounding the implementation of such law, including, but not limited to, uncertainty regarding:

•

the possibility that portions of the Health Care Reform Act, such as those expanding health insurance or Medicaid coverage, will be delayed or blocked due to court challenges, or revised or repealed as a result of legislative action;

•	how many previously uninsured individuals will obtain coverage;

•	what percent of newly insured patients will be covered under Medicaid or private health insurance programs;

•	the pace at which health care insurance coverage expands;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•	changes in rates paid to hospitals by private payors;

•	changes in rates paid by state governments under the Medicaid program;

•	the ability of states to fund their portion of Medicaid payments;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	how the performance and quality programs mandated by the Health Care Reform Act will be implemented; and

•	whether the Health Care Reform Act will ultimately cause health insurers to seek to reduce reimbursement payments.

The Health Care Reform Act also provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid payments and the establishment of value-based purchasing programs. It is possible that these changes could more than offset other favorable effects from the Health Care Reform Act. It is difficult to predict the impact of the potentially adverse changes on us because of a number of factors, including, but not limited to, uncertainty regarding:

•	whether reductions required by the Health Care Reform Act will be modified prior to becoming effective;

•	the revenue we will generate from Medicare and Medicaid business when the various reductions and adjustments planned under the Health Care Reform Act are implemented;

•	whether the Health Care Reform Act’s performance and quality initiatives will have a negative impact on our business;

•	how successful “Accountable Care Organizations” in which we may participate will be at coordinating care and reducing costs;

•	changes to revenue as a result of value-based purchasing;

•	changes to revenue as a result of bundled payment programs;

•	the scope and nature of potential changes to Medicare reimbursement methods; and

•	reductions in payments we might receive from Medicare for “excessive readmissions” or “hospital acquired conditions.”

As summarized above and elsewhere in this section, we cannot predict the full impact of the Health Care Reform Act on our business or results of operations because of, among other things: the law’s complexity; the lack of implementing regulations and/or interpretive guidance; the timing of the law’s implementation (and possible delays in such implementation); pending and future legal challenges that seek to delay or block certain of the law’s provisions; and possible amendment or repeal of the law. Additionally, we cannot predict how individuals and businesses will respond to the new mandates and alternatives established under the Health Care Reform Act.

We are subject to “anti-kickback” and “self-referral” laws and regulations that provide for criminal and civil penalties if they are violated. The health care industry is subject to many laws and regulations designed to deter and prevent practices deemed by the government to be fraudulent or abusive. Unless an exception applies, federal and state anti-kickback laws prohibit giving or receiving any consideration in return for physician referrals. Similarly, unless an exception applies, the portion of the Social Security Act commonly known as the “Stark law” prohibits physicians from referring Medicare and Medicaid patients to providers of enumerated “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement. Such referrals are deemed to be “self-referrals” due to the physician’s financial relationship with the entity providing the designated health services. Moreover, many states have adopted or are considering similar legislative proposals, some of which extend beyond the scope of the Stark law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated health care services and physician self-referrals, regardless of the source of payment for the patient’s care. The Health Care Reform Act provides that submission of a claim for services generated or items provided in violation of the Stark law constitutes a false or fraudulent claim that may be subject to additional penalties under the federal False Claims Act.

The Health Care Reform Act provides greater resources to enforce the Stark law, including supplemental federal funding of $350 million over the next ten years to fight health care fraud, waste and abuse. The Health Care Reform Act also changes the intent requirement for health care fraud such that a person need not have actual knowledge or specific intent to commit a violation of the law. This change in the intent requirement will likely make it easier for fraud claims to be brought against a health care provider.

We systematically review our operations on a regular basis and believe that we are in compliance with anti-kickback laws, the Stark law and similar state statutes. When evaluating collaborative relationships with physicians, we consider the scope and effect of these statutes and seek to structure the arrangements in full compliance with their provisions. We also maintain a company-wide compliance program to monitor and promote our continued compliance with these and other statutory prohibitions and requirements. Nevertheless, if it is determined that any of our practices or operations violate the anti-kickback laws, the Stark law or similar state statutes, we could become subject to civil and criminal penalties, including exclusion from Medicare, Medicaid and other federal and state health care programs that contribute significantly to our revenue. The imposition of penalties for alleged or actual violations of the anti-kickback laws, the Stark law and/or similar state statutes, our inability to comply with changes in such laws and/or significant compliance costs associated with any modified laws and regulations could each harm our business.

Additionally, the anti-kickback laws, the Stark law and similar state statutes are subject to change and interpretations and we may not be able to comply with the modified laws and regulations. Moreover, our continued compliance with any such modified laws and regulations could require us to devote extensive resources, financial and otherwise, to achieving and maintaining compliance.

Providers in the hospital industry have been the subject of federal and state investigations and we could become subject to such investigations or whistleblower lawsuits in the future. Historically, significant media and public attention has been focused on the hospital industry due to investigations related to referrals, cost reporting and billing practices, laboratory and home health care services and physician ownership of joint ventures involving hospitals. Federal and state government agencies have heightened and coordinated their civil and criminal enforcement efforts. Additionally, the Office of the Inspector General of HHS and the U.S. Department of Justice have, from time to time, established enforcement initiatives that focus on specific areas of suspected fraud and abuse. Recent and recently announced initiatives have focused on hospital billing practices (e.g., kyphoplasty, implantable cardioverter defibrillators, or ICDs, etc.), health care provider bad debts, disproportionate share payments, reliability of hospital-reported quality measure data, compliance with the Emergency Medical Treatment and Active Labor Act, MS-DRG coding and serious medical errors.

In March 2005, CMS began implementing a pilot recovery audit contractor program, known as RAC, which covered health care providers in some of the states where we operate. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and directed that it be expanded to all fifty states by 2010. CMS awarded contracts to four RAC auditors on October 6, 2008 and authorized work to begin in seventeen states, including some of the states where we operate hospitals and other health care facilities. On such date, CMS also provided its schedule to expand the RAC program to all fifty states by the end of 2010. Among other things, RAC auditors, who are independent contractors, focus on the clinical documentation supporting billings under the Medicare program. If an auditor concludes that such documentation does not support the provider’s Medicare billings, CMS will revise the amount due to the provider, compare such amount to what was previously paid and withhold the difference from a current remittance. The affected facility can appeal the auditor’s findings through an administrative process.

The Health Care Reform Act expanded the RAC program’s scope to include managed Medicare plans and Medicaid claims and required all states to enter into contracts with RACs by December 31, 2010. The Health Care Reform Act also increased federal funding for Medicaid Integrity Contractors (private contractors that perform post-payment audits of Medicaid claims) for federal fiscal year 2011 and beyond. Additionally, several other contractors, including state Medicaid agencies, have increased their audit and review activities.

The federal False Claims Act permits private individuals to bring qui tam lawsuits, or “whistleblower” actions, against companies on behalf of the government, alleging that a hospital or health care provider has defrauded a federal or state government program, such as Medicare or Medicaid. As discussed at Item 3 under “Legal Proceedings” and Note 11 to the Consolidated Financial Statements in Item 8 of Part II, we have been named in at least one qui tam action. Because qui tam lawsuits are filed under seal, we could be named in other such lawsuits of which we are not aware. If the government intervenes in an action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Typically, each fraudulent bill submitted by a health care provider to the government is considered a separate false claim and, therefore, penalties under the False Claims Act can be substantial. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment.

There are many potential bases for liability under the False Claims Act. Liability often arises when an entity “knowingly” submits a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act of 2009, which became law on May 20, 2009, expanded the scope of the False Claims Act by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Health Care Reform Act, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the False Claims Act. Further, the Health Care Reform Act expands the scope of the False Claims Act to cover payments in connection with the new health insurance exchanges to be created by the law, if those payments include any federal funds.

The Fraud Enforcement and Recovery Act also changed the scienter requirements for liability under the False Claims Act. An entity may now violate the False Claims Act if it “knowingly and improperly avoids or decreases an obligation” to pay amounts due to the federal government, including obligations based on an “established duty . . . arising from . . . the retention of any overpayment.” Thus, if a provider is aware that it has retained an overpayment that it has an obligation to refund, there may be a basis for a False Claims Act violation even if the provider did not know the claim was “false” when it was submitted. The Health Care Reform Act expressly requires health care providers and others to report and return overpayments. In addition to changing the intent requirement for health care fraud, as described above, the Health Care Reform Act also significantly changes the False Claims Act by removing the jurisdictional bar for allegations based on publicly disclosed information and reducing the requirements for a qui tam relator to qualify as an “original source.” These changes will likely increase the False Claims Act exposure for health care providers by enabling a greater number of whistleblowers to bring claims.

We closely monitor our billing and other health care practices to maintain compliance with prevailing industry interpretations of applicable laws and regulations and we believe that our practices are consistent with those in our industry and in material compliance with all applicable laws and regulations. However, government investigations could be initiated that are inconsistent with industry practices and prevailing interpretations of existing laws and regulations. In public statements, government authorities have from time to time taken positions on issues for which little official interpretation was available. Some of those positions appear to be inconsistent with practices that have been common within our industry and, in some cases, have not been challenged. Additionally, some government investigations that were previously conducted under the civil provisions of federal law are now being conducted as criminal investigations under fraud and abuse laws.

We cannot predict the outcome of our ongoing qui tam lawsuit or whether we will be the subject of future governmental investigations, inquiries or whistleblower lawsuits. Any determination that we have violated applicable laws or regulations or even a public announcement that we are being investigated for possible violations could harm our business and results of operations.

We could fail to comply with laws and regulations regarding patient privacy and patient information security that could subject us to civil and criminal penalties. There have been numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security standards related to patient information. In particular, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain provisions that required us to implement and, in the future, may require us to implement additional costly electronic media security systems and to adopt new business practices designed to protect the privacy and security of each of our patient’s health and related financial information. Such privacy and security regulations impose extensive administrative, physical and technical requirements on us, restrict our use and disclosure of certain patient health and financial information, provide patients with rights with respect to their health information and require us to enter into contracts extending many of the privacy and security regulatory requirements to third parties that perform duties on our behalf. We are also required to make certain expenditures to help ensure our continued compliance with such laws and regulations and, in the future, such expenses could negatively impact our results of operations. The American Recovery and Reinvestment Act of 2009, referred to as the Economic Stimulus Act, included provisions for heightened enforcement of HIPAA and stiffer penalties for HIPAA violations. If we are found to have violated or failed to comply with any such laws or regulations, we could be subject to civil and criminal penalties and our business and results of operations could be harmed.

If any of our existing health care facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under the Medicare, Medicaid and other federal and state health programs. The construction and operation of health care facilities are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with the relevant standards.

All of our hospitals (and substantially all of our laboratories, home health agencies and other health care facilities) are accredited, meaning that they are properly licensed under the relevant state laws and regulations and certified under the Medicare program. The effect of maintaining accredited facilities is to allow such facilities to participate in the Medicare and Medicaid programs. We believe that all of our health care facilities are in material compliance with applicable federal, state, local and other relevant regulations and standards. However, should any of our health care facilities lose their accredited status and thereby lose certification under the Medicare or Medicaid programs, such facilities would be unable to receive reimbursement from either of those programs and our business and results of operations could be harmed. Because the requirements for accreditation are subject to modification, it may be necessary for us to affect changes in our facilities, equipment, personnel and services to maintain accreditation. Such changes could be expensive and could adversely affect our results of operations.

State efforts to regulate the construction or expansion of health care facilities could impair our ability to expand. The construction of new health care facilities, the acquisition of existing health care facilities and the addition of new beds or services at existing health care facilities may be reviewed by state regulatory agencies under certificate of need and similar laws. Except for Arkansas, Oklahoma, Pennsylvania and Texas, all other states where our hospitals operate have certificate of need or similar laws. Such laws generally require state agency determination of public need and local agency approval prior to the construction of a new hospital facility and/or the addition of new beds or significant services to a hospital, or a related capital expenditure. Failure to obtain the necessary approvals in these states could: (i) result in our inability to complete a particular hospital acquisition, expansion or replacement; (ii) make a facility ineligible to receive reimbursement under the Medicare and/or Medicaid programs; (iii) result in the revocation of a facility’s license; or (iv) impose civil and criminal penalties on us, any of which could harm our business and results of operations.

Our operations are subject to occupational health, safety and other similar regulations. We are subject to a wide variety of federal, state and local occupational health and safety laws and regulations. Regulatory requirements affecting us include, but are not limited to, those covering: (i) air and water quality control; (ii) occupational health and safety (e.g., standards regarding blood-borne pathogens and ergonomics, etc.); (iii) waste management; (iv) the handling of asbestos, polychlorinated biphenyls and radioactive substances; and (v) other hazardous materials. If we fail to comply with those standards, we may be subject to sanctions and penalties that could harm our business and results of operations.

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

Increased state regulation of the rates we charge for our services could adversely affect our results of operations. We currently operate one hospital in West Virginia, a state that requires us to submit annual requests for increases in our rates. Accordingly, the operating margins for our West Virginia hospital may be adversely affected if we are unable to increase our rates as our expenses increase, or if the rates we charge are decreased as a result of regulatory action. If other states in which we operate enact similar rate-setting laws, those actions could harm our business and results of operations.

Continued weak economic conditions and an unstable credit market could adversely impact our business and results of operations.

Our future patient volume, the ability to collect our accounts receivable and our overall future results of operations could be materially adversely impacted by a continuation of the current weak economic conditions, especially levels of unemployment that are substantially higher than historical trends. While certain health care spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of health care spending may be adversely impacted by these conditions. When individuals are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. Moreover, a greater number of uninsured patients may seek care in our emergency rooms. We believe that a persistent weak economy could: (i) increase the number of uninsured people, which would likely increase our costs for uncompensated patient care; (ii) reduce our revenue due to decreased funding from Medicaid and other state health care programs that are struggling financially; (iii) reduce the number of elective surgeries and other procedures performed at our hospitals and other health care facilities; and (iv) threaten the solvency of managed care health plans and others that do business with us, each of which could adversely impact our business and results of operations.

Our ability to refinance our long-term debt, if necessary, or secure additional capital resources to fund our operational and growth strategies may depend on our ability to access the credit markets. During the past few years, credit markets have been unstable and, for a period of time, they were essentially unavailable due to a severe banking crisis. We cannot predict whether we will be able to access the credit markets when necessary or desirable. If we are not able to access credit markets and obtain financing on commercially reasonable terms when needed, our business could be materially harmed and our results of operations could be adversely affected.

Growth in the number of uninsured and underinsured patients or deterioration in the collectability of the accounts of such patients could adversely affect our results of operations.

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

In accordance with our Code of Business Conduct and Ethics, as well as the provisions of EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide further medical treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for the transfer of such patient to another medical facility in accordance with applicable law and the treating hospital’s written procedures. If our volume of indigent and charity care patients with emergency medical conditions increases significantly, our results of operations may be adversely impacted.

The Health Care Reform Act seeks to decrease, over time, the uninsured population. Among other things, the Health Care Reform Act will, effective January 1, 2014, expand Medicaid eligibility and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. Even after full implementation of the Health Care Reform Act, we may continue to experience a high level of uncollectible accounts and provide discounts and charity care for certain individuals who are not enrolled in a health care program under the law.

If government programs or managed care companies reduce the payments we receive as reimbursement for the health care services we provide, whether as a result of the implementation of the Health Care Reform Act or otherwise, our revenue could decline and our business and results of operations could be adversely affected.

We derive a substantial portion of our revenue from federal and state government reimbursement programs, including Medicare and Medicaid. Such programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning, among other things: (i) patient eligibility requirements and the method of calculating payments or reimbursement; (ii) requirements for utilization review activities; and (iii) federal and state funding restrictions, all of which could materially increase or decrease the payments to us in the future, as well as affect the timing of such payments.

Previous changes in the Medicare and Medicaid programs have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services. Specifically, the Health Care Reform Act provides for significant reductions in the growth of Medicare program spending, including reductions in market basket update factors and disproportionate share payments. Reductions to our Medicare and Medicaid reimbursement by the Health Care Reform Act could harm our business and adversely impact our results of operations, especially in the short-term before we experience any potential increases in revenue from providing care to previously uninsured individuals.

Pressure on federal and state programs, which has increased as a result of the recent economic downturn, may also impact the availability of taxpayer funds for the Medicare and Medicaid programs. For example, a number of states are experiencing substantial budget shortfalls and, as a result, have adopted legislation, or are considering legislation, designed to reduce their Medicaid expenditures and/or reduce the number of Medicaid enrollees. We are unable to predict the potential effects that future government health care funding policy changes will have on our operations. If the rates paid by government payors are reduced or if the scope of services covered by government payors is limited, our business and results of operations could be adversely affected.

In addition to changes in government reimbursement programs, third party payors, including managed care health plans, are increasingly demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through, among other means, capitation arrangements under which health care providers are paid a fixed fee per enrolled participant, regardless of the level of services provided to that participant. Efforts by third parties to aggressively manage reimbursement levels and enforce stringent cost controls are expected to continue. In fact, as the Health Care Reform Act is implemented over time, third party payors may increasingly demand reduced fees. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. It would harm our business if we were unable to enter into arrangements with managed care health plans on economic terms that are acceptable to us. Material reductions in the payments that we receive for our services or difficulties collecting our accounts receivable from managed care health plans could each adversely affect our business and results of operations.

Controls designed by third parties to reduce inpatient services may reduce our revenue.

Controls imposed by third party payors that are designed to reduce admissions and average length of hospital stays, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect our operations. Utilization reviews entail an evaluation of a patient’s admission and course of treatment by managed care health plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively impacted by payor-required pre-admission authorization, utilization reviews and payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose stringent cost controls are expected to continue. For example, the Health Care Reform Act expands the use of prepayment and postpayment reviews by Medicare and Medicaid contractors. Although we cannot predict the effect that these changes will have on our operations, limitations on the scope of services for which we are reimbursed and/or downward pressure on reimbursement rates and fees as a result of utilization reviews could adversely affect our results of operations.

Our substantial borrowings have, and will continue to have, a significant effect on our business and may affect our ability to secure additional financing when needed.

At December 31, 2010, we had approximately $3.0 billion of long-term debt and capital lease obligations, as well as availability of $450.5 million under a long-term revolving credit facility. Our ability to repay or refinance our indebtedness or secure additional capital resources to fund our operational, acquisition and other growth strategies will depend on, among other things, our future operating performance. Those operating results may be affected by general economic, competitive, regulatory, business and other factors beyond our control. We believe that our future cash flow from operating activities, together with currently available and potentially new financing arrangements, will be sufficient to fund our operating, strategic growth, capital expenditure and debt service requirements. However, if we fail to meet our financial obligations or if supplemental financing is not available to us on satisfactory terms when needed, our business could be harmed.

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

•

In the event of a default under one or more of our debt arrangements, we may be forced to pursue alternative strategies, such as restructuring or refinancing our indebtedness, selling core assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurance that any of these strategies could be effectuated on satisfactory terms, if at all, or that sufficient funds could be obtained to make required debt service payments. Additionally, a debt restructuring could subject us to higher interest and financing costs and our credit ratings could be adversely affected.

•

Notwithstanding our interest rate swap contract, which is described at Note 2(a) to the Consolidated Financial Statements in Item 8 of Part II, we could be exposed to financial risk, including higher interest and financing costs, in the event of nonperformance by one or more of the counterparties to such contract.

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

We are the subject of legal proceedings that, if resolved unfavorably, could have an adverse effect on us.

We are a party to various ongoing legal proceedings. The material legal proceedings affecting us are described at Item 3 under “Legal Proceedings” and Note 11 to the Consolidated Financial Statements in Item 8 of Part II. Should an unfavorable outcome occur in some or all of our current legal proceedings, or if successful claims and other actions are brought against us in the future, there could be a materially adverse effect on our financial position, results of operations and liquidity.

We may incur liabilities not covered by our insurance or which exceed our insurance limits, or a party to our insurance program could become insolvent or otherwise not meet its contractual obligations.

In the ordinary course of business, our subsidiary hospitals are subject to medical malpractice lawsuits, product liability lawsuits and other legal actions. Some of these actions may involve large claims, as well as significant defense costs. We self-insure a substantial portion of our professional liability risks. Based on our past experience and current actuarial estimates, we believe that our insurance coverage and our self-insurance reserves are sufficient to cover claims arising from the operations of our subsidiary hospitals and other health care facilities. However, if payments for indemnity claims and related expenses exceed our estimates or if payments are required to be made by us that are not covered by insurance, our business could be harmed and our results of operations could be adversely impacted. Also, one or more of the unrelated insurance and reinsurance companies that provide us coverage could become insolvent or otherwise be unable to fulfill their contractual obligations to us, each of which could adversely affect our business and results of operations.

Our facilities are heavily concentrated in Florida and Mississippi, which makes us sensitive to regulatory, economic and competitive changes in those states, as well as the harmful effects of hurricanes and other severe weather activity in such states.

As of December 31, 2010, we operated 59 hospitals, including 32 in Florida and Mississippi. Our home office is also located in Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in Florida or Mississippi could have a disproportionate effect on our business and results of operations.

Moreover, regions in and around the Gulf of Mexico commonly experience hurricanes and other extreme weather conditions. As a result, certain of our health care facilities, especially those in Florida and Mississippi, and our home office are susceptible to physical damage and business interruption from an active hurricane season or a single severe storm. Moreover, global climate change could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage experienced in storm-affected areas by our patients, physicians, payors, vendors and others. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an outmigration of people from the communities where our hospitals are located. If any of the circumstances described above occurred, there could be a harmful effect on our business and our results of operations could be adversely affected.

The failure of certain employers or the closure of certain facilities could have a disproportionate impact on our hospitals and harm our business.

The economies in the non-urban communities where our hospitals operate are often dependant on a small number of large employers. Those employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals and other health care facilities for their care. The failure of one or more large employers or the closure or substantial reduction in the number of individuals employed at facilities located in or near the communities where our hospitals operate, could cause affected employees to move elsewhere to seek employment or lose insurance coverage that was otherwise available to them. The occurrence of these events could adversely affect our revenue and results of operations, thereby harming our business.

Our growth strategy depends, in part, on acquisitions. However, we may not be able to continue to acquire hospitals and other ancillary health care businesses that meet our target criteria. We may also have difficulty acquiring hospitals from not-for-profit entities due to regulatory scrutiny and other restrictions.

Acquisitions of general acute care hospitals and other ancillary health care businesses in non-urban markets are part of our overall growth strategy. We face competition for potential acquisition targets from other for-profit health care companies, as well as from not-for-profit entities. Some of our competitors have greater resources than we do. Additionally, many states have enacted, or from time to time consider enacting, laws that affect the conversion or sale of not-for-profit hospitals to for-profit entities. These laws generally require prior approval from state attorneys general, advance notification and community involvement. Moreover, attorneys general in states without specific conversion legislation may exercise broad discretionary authority over such transactions. Although the level of government involvement varies from state to state, the trend is to provide increased regulatory review and, in some cases, approval of a transaction where a not-for-profit entity sells a health care facility to a for-profit entity. The adoption of new or expanded conversion legislation, increased review of not-for-profit hospital conversions or our inability to effectively compete against other potential buyers could make it more difficult for us to acquire hospitals and other ancillary health care businesses, increase our acquisition costs and/or make it difficult for us to complete acquisitions that otherwise meet our target criteria, any of which could adversely affect our growth strategy and results of operations.

The Health Care Reform Act restricts our ability to enter into new joint ventures with physicians and subjects our existing joint ventures to substantial limitations. Because these joint ventures were an important part of our growth strategy prior to the enactment of the Health Care Form Act, the new restrictions may have an adverse effect on our business.

At a number of our hospitals, we have partnered with local physicians in the ownership of the facility. Such arrangements were entered into under a provision of the Stark law that allowed physicians to invest in an entire hospital, such provision is commonly referred to as the “whole hospital” exception. The Health Care Reform Act changed the whole hospital exception such that existing physician investments in a whole hospital are only permitted to continue under a grandfather clause if the arrangement satisfies certain requirements. However, physicians are now prohibited from increasing their aggregate ownership percentage in any grandfathered joint venture hospital and/or entering into new hospital joint ventures. Additionally, the Health Care Reform Act restricts the ability of existing physician-owned hospitals to expand the number of operating rooms, procedure rooms and licensed beds that they operate. Prior to the passage of the Health Care Reform Act, joint ventures with physician partners had been an important component of our growth strategy. Our inability to enter into future hospital joint ventures with physicians may slow our strategic growth plans. Moreover, we may be unable to expand the services at our affected hospitals and/or effectively compete in certain markets if the Health Care Reform Act or other laws and regulations materially restrict of our grandfathered joint venture hospitals from increasing their operating rooms, procedure rooms and licensed beds, each of which could adversely affect our results of operations and harm our business.

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

The availability of approved Medicare and Medicaid provider numbers may be delayed following our acquisition of a hospital.

Following an acquisition, we generally seek approval to use the predecessor hospital’s provider numbers for Medicare and Medicaid reimbursement. If we are unable to obtain the necessary approvals to use such provider numbers on a timely basis, our receipt of Medicare and Medicaid reimbursement could be delayed. Such delays could temporarily harm our cash flows.

If we acquire hospitals or other ancillary health care businesses with unknown or contingent liabilities, we could become liable for material obligations.

Hospitals and other ancillary health care businesses that we acquire may have unknown or contingent liabilities, including, but not limited to, liabilities for failure to comply with health care laws and regulations, medical and general professional liabilities, workers’ compensation liabilities, tax liabilities and liabilities for unacceptable business practices. Although we typically exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers for these matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the pre-acquisition activities of the hospitals and other health care facilities that we acquire. Such liabilities and related legal or other costs could harm our business and results of operations.

Other hospitals and freestanding outpatient facilities provide services similar to ours, which may raise the level of competition we face and adversely affect our results of operations.

The health care industry is highly competitive and competition among hospitals and other health care providers has intensified in recent years. In some of the geographic areas where we operate, there are other hospitals that provide services comparable to those offered by our hospitals and other health care facilities. Some of those competitor hospitals are owned by government agencies and supported by tax revenue and others are owned by not-for-profit corporations and may be supported, in part, by endowments and charitable contributions. Such support is not available to our hospitals. In some cases, our competitors may be a significant distance away from our facilities; however, patients in our markets may migrate, may be referred by local physicians or may be required by their health plan to travel to these hospitals for care. Furthermore, some of our competitors may be better equipped than us and can offer a broader range of services than we do. Additionally, outpatient treatment and diagnostic imaging facilities, outpatient surgical centers, specialized care providers (e.g., oncology, physical therapy, etc.) and freestanding ambulatory surgical centers (each of which may have physician ownership interests) have increased in number and accessibility in recent years. This broader selection of health care facilities in the communities that we serve has challenged our market share. If our hospitals and other health care facilities are not able to effectively attract patients, our business and results of operations could be harmed.

If we are not able to provide high quality medical care at a reasonable price, patients may choose to receive their health care from our competitors.

In recent years, the number of quality measures that hospitals are required to report publicly has increased. CMS publishes performance data related to quality measures and data on patient satisfaction surveys that hospitals submit in connection with the Medicare program. Federal law provides for the future expansion of the number of quality measures that must be reported. Additionally, the Health Care Reform Act requires all hospitals to annually establish, update and make public a list of their standard charges for products and services. If any of our hospitals achieve poor results on the quality measures or patient satisfaction surveys (or results that are lower than our competitors) or if our standard charges are higher than our competitors, our patient volume could decline because patients may elect to use competing hospitals or other health care providers that have better metrics and pricing. This circumstance could harm our business and results of operations.

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

Additionally, we could find it difficult to attract an adequate number of physicians to practice in certain of the non-urban communities where our hospitals are located. An inability to recruit physicians to those communities or the loss of physicians in those communities could make it difficult to attract patients to our hospitals and thereby harm our business and results of operations. On a national level, a shortage of physicians is being discussed as a possible unintended consequence of the Health Care Reform Act. The millions of uninsured individuals who will obtain insurance under the new law will eventually be in need of primary care and other physicians, whose numbers may not increase proportionately. In the future, this shortage may require us to enhance wages and benefits to recruit and retain quality physicians or require us to hire expensive temporary and per diem personnel.

If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.

The technology used in medical equipment and related devices is constantly evolving and, as a result, manufacturers and distributors continue to offer new and upgraded products to health care providers. To compete effectively, we must continually assess our equipment needs and upgrade when significant technological advances occur. If our hospitals do not stay current with technological advances in the health care industry, patients may seek treatment from other providers and/or physicians may refer their patients to alternate sources, which could adversely affect our results of operations and harm our business.

Our hospitals face competition for medical support staff, including nurses, pharmacists, medical technicians and other personnel, which may increase our labor costs and adversely affect our business.

We are highly dependent on our experienced medical support personnel, including nurses, pharmacists and lab technicians, seasoned local hospital management and other medical personnel. We compete with other health care providers to recruit and retain these health care professionals. On a national level, a shortage of nurses and certain other medical support personnel has been a significant operating issue for a number of health care providers. In the future, this shortage may require us to enhance wages and benefits to recruit and retain such personnel or require us to hire expensive temporary and per diem personnel. Additionally, to the extent that a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. Certain proposed changes in federal labor laws, such as the Employee Free Choice Act, could increase the likelihood of unionization at our facilities. If our wages and related expenses rise, we may not be able to correspondingly increase our reimbursement rates. Our inability to recruit and retain qualified hospital management, nurses and other medical support personnel or our inability to modulate labor costs could adversely affect our results of operations and harm our business.

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

The performance of our proprietary management information system, known as the Pulse System®, is critical to our business operations. Any failure that causes a material interruption in the availability of the Pulse System® could adversely affect our operations or delay our cash collections. Although we have implemented antivirus, network security and disaster recovery measures, our servers could become vulnerable to computer viruses, break-ins, disruptions from unauthorized tampering and hurricane-related failures. Any of these circumstances could result in interruptions, delays, the loss or corruption of data, or a general lack of availability of the Pulse System®, each of which could harm our business and results of operations.

If we fail to effectively and timely implement electronic health record systems, our operations could be harmed.

As required by the portion of the Economic Stimulus Act commonly referred to as “HITECH,” HHS is in the process of developing and implementing an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified electronic health record technology. HHS intends to use the Provider Enrollment, Chain and Ownership System, or PECOS, to verify Medicare enrollment prior to making electronic health record incentive program payments. If our hospitals or physicians are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing an electronic health record system. Further, beginning in federal fiscal year 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified electronic health record technology will be subject to reduced payments from Medicare. Any failure by us to effectively implement an electronic health record system in a timely manner could have an adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The table below presents certain information with respect to our hospitals that were in operation on December 31, 2010. For more information regarding the utilization of our facilities, see “Business - Selected Operating Statistics” in Item 1.

Hospital	City	Licensed Beds	Operational Status	Date Acquired

Alabama
Riverview Regional Medical Center (1)	Gadsden	281	Owned	July 1991
Stringfellow Memorial Hospital (1)	Anniston	125	Leased	January 1997

Arkansas
Summit Medical Center (1)	Van Buren	103	Leased	May 1987
Sparks Regional Medical Center	Fort Smith	492	Owned	December 2009

Florida
Highlands Regional Medical Center	Sebring	126	Leased	August 1985
Fishermen’s Hospital (2)	Marathon	25	Leased	August 1986
Heart of Florida Regional Medical Center (1)	Greater Haines City	194	Owned	August 1993
Sebastian River Medical Center	Sebastian	129	Owned	September 1993
Charlotte Regional Medical Center	Punta Gorda	208	Owned	December 1994
Brooksville Regional Hospital (1)	Brooksville	120	Leased	June 1998
Spring Hill Regional Hospital (1)	Spring Hill	124	Leased	June 1998
Lower Keys Medical Center	Key West	167	Leased	May 1999
Pasco Regional Medical Center (1)	Dade City	120	Owned	September 2000
Lehigh Regional Medical Center	Lehigh Acres	88	Owned	December 2001
Santa Rosa Medical Center	Milton	129	Leased	January 2002
Seven Rivers Regional Medical Center	Crystal River	128	Owned	November 2003
Peace River Regional Medical Center	Port Charlotte	219	Owned	February 2005
Venice Regional Medical Center	Venice	312	Owned	February 2005
Bartow Regional Medical Center	Bartow	72	Owned	April 2005
St. Cloud Regional Medical Center (1)	St. Cloud	84	Owned	February 2006
Physicians Regional Medical Center-Pine Ridge	Naples	101	Owned	May 2006
Physicians Regional Medical Center-Collier Boulevard	Naples	100	Owned	Not applicable (3)
Shands Lake Shore Regional Medical Center (1)	Lake City	99	Leased	July 2010
Shands Live Oak Regional Medical Center (1)	Live Oak	15	Owned	July 2010
Shands Starke Regional Medical Center (1)	Starke	25	Owned	July 2010
Wuesthoff Medical Center - Rockledge	Rockledge	298	Owned	October 2010
Wuesthoff Medical Center - Melbourne	Melbourne	115	Owned	October 2010

Georgia
East Georgia Regional Medical Center (1)	Statesboro	150	Owned	October 1995
Walton Regional Medical Center (4)	Monroe	77	Owned	September 2003
Barrow Regional Medical Center	Winder	56	Owned	January 2006

Kentucky
Paul B. Hall Regional Medical Center (1)	Paintsville	72	Owned	January 1979

Hospital	City	Licensed Beds	Operational Status	Date Acquired

Mississippi
Biloxi Regional Medical Center	Biloxi	198	Leased	September 1986
Natchez Community Hospital (1)	Natchez	101	Owned	September 1993
Northwest Mississippi Regional Medical Center	Clarksdale	195	Leased	January 1996
Crossgates River Oaks Hospital	Brandon	149	Leased	January 1997
River Oaks Hospital	Flowood	160	Owned	January 1998
Woman’s Hospital at River Oaks	Flowood	109	Owned	January 1998
Central Mississippi Medical Center	Jackson	429	Leased	April 1999
Madison County Medical Center (5)	Canton	67	Leased	January 2003
Gilmore Memorial Regional Medical Center	Amory	95	Owned	December 2005

Missouri
Twin Rivers Regional Medical Center	Kennett	116	Owned	November 2003
Poplar Bluff Regional Medical Center (1) (6)	Poplar Bluff	423	Owned	November 2003

North Carolina
Lake Norman Regional Medical Center (1)	Mooresville	123	Owned	January 1986
Sandhills Regional Medical Center	Hamlet	64	Owned	August 1987
Davis Regional Medical Center	Statesville	131	Owned	October 2000

Oklahoma
Medical Center of Southeastern Oklahoma (1)	Durant	148	Owned	May 1987
Midwest Regional Medical Center (1)	Midwest City	255	Leased	June 1996

Pennsylvania
Heart of Lancaster Regional Medical Center (1)	Lititz	148	Owned	July 1999
Lancaster Regional Medical Center (1)	Lancaster	214	Owned	July 2000
Carlisle Regional Medical Center (1)	Carlisle	165	Owned	June 2001

South Carolina
Carolina Pines Regional Medical Center (1)	Hartsville	116	Owned	September 1995
Chester Regional Medical Center	Chester	82	Leased	October 2004

Tennessee
Jamestown Regional Medical Center	Jamestown	85	Owned	January 2002
University Medical Center (1)	Lebanon	245	Owned	November 2003
Harton Regional Medical Center (1)	Tullahoma	137	Owned	November 2003

Texas
Dallas Regional Medical Center at Galloway	Mesquite	202	Owned	January 2002

Washington
Yakima Regional Medical and Cardiac Center (1)	Yakima	214	Owned	August 2003
Toppenish Community Hospital (1)	Toppenish	63	Owned	August 2003

West Virginia
Williamson Memorial Hospital (1)	Williamson	76	Owned	June 1979

Total licensed beds at December 31, 2010		8,864

(1)	This hospital is partially owned by local physicians and/or other local health care entities; however, we continue to own the majority equity interest in such hospital and manage its day-to-day operations.
(2)	The lease agreement at this hospital expires in July 2011 and will most likely not be renewed.
(3)	De novo hospital that we opened on February 5, 2007.
(4)	We are contractually obligated to build a replacement hospital at this location no later than December 31, 2012.
(5)	We are building a hospital to replace the existing facility at this location. We believe that the new hospital will open during the second quarter of 2011. Additionally, we are currently considering a modification of the long-term lease at the existing facility.
(6)	Poplar Bluff Regional Medical Center consists of a north campus (a 213-bed building that we lease) and a south campus (a 210-bed building that we own).

As indicated in the above table, we currently lease certain facilities pursuant to long-term leases that provide us with the exclusive right to use and control each hospital’s operations. The facilities we lease and the corresponding year of lease expiration are as follows: Highlands Regional Medical Center (2025), Fishermen’s Hospital (2011), Biloxi Regional Medical Center (2040), Summit Medical Center (2028), Northwest Mississippi Regional Medical Center (2035), Midwest Regional Medical Center (2035), Crossgates River Oaks Hospital (2026), Brooksville Regional Hospital/Spring Hill Regional Hospital (2043), Central Mississippi Medical Center (2040), Lower Keys Medical Center (2029), Madison County Medical Center (2042), Chester Regional Medical Center (2034), Santa Rosa Medical Center (2045), Stringfellow Memorial Hospital (2048), Shands Lake Shore Regional Medical Center (2040) and the north campus at Poplar Bluff Regional Medical Center (2014).

Our home office is in an office building complex in Naples, Florida that we own. We use approximately 35% of the complex and lease the remaining space. We have engaged an outside property management company to manage the office complex on our behalf.

As discussed at Note 10 to the Consolidated Financial Statements in Item 8 of Part II, we closed Gulf Coast Medical Center in Biloxi, Mississippi on January 1, 2008 and the Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas on June 1, 2008. We are currently evaluating various disposal alternatives for these idle facilities; however, the timing of such divestitures has not yet been determined.

As discussed at Note 2 to the Consolidated Financial Statements in Item 8 of Part II, our $3.25 billion senior secured credit facility, 6.125% Senior Notes due 2016 and $10.0 million secured demand promissory note with a bank are secured by a significant portion of our real property.

We believe that our facilities are suitable and adequate for our needs.

Item 3.	Legal Proceedings.

We operate in a highly regulated and litigious industry. As a result, we have been, and expect to continue to be, subject to various claims, lawsuits and regulatory proceedings. The ultimate resolution of these matters, individually or in the aggregate, could have a materially adverse effect on our business, financial condition, results of operations and/or cash flows. We are currently a party to a number of legal and regulatory proceedings, including those described below.

Ascension Health Lawsuit. On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Item 3) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. On July 17, 2007, Health Management removed the case to the U.S. District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. These motions are currently pending.

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe Health Management breached a confidentiality agreement. Accordingly, we consider the lawsuit filed by the Ascension subsidiaries to be without merit and we intend to vigorously defend Health Management against the allegations.

Medicare Billing Lawsuit. On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. (No. 8:10-cv-00066-SDM-TBM) in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleges that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with the Stark law and the Anti-Kickback Act. The plaintiff’s complaint further alleges that the defendants’ conduct violated the False Claims Act. On September 27, 2010, the defendants moved to dismiss the complaint for failure to state a claim with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and failure to state a claim upon which relief can be granted pursuant to Rule 12(b)(6) of those federal rules. On November 11, 2010, the plaintiff filed a memorandum of law in opposition to the defendants’ motion to dismiss. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter.

Governmental Matters. Several Health Management hospitals received letters during the second half of 2009 requesting information in connection with a U.S. Department of Justice (“DOJ”) investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. We believe that the DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and we are cooperating with the investigation. We continue to research and review the requested documentation and relevant regulatory guidance issued during the time period under review to determine billing accuracy. Based on the aggregate billings for inpatient kyphoplasty procedures during the period under review that were performed at the Health Management hospitals subject to the DOJ’s inquiry, we do not believe that the final outcome of this matter will be material.

During September 2010, Health Management received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain Health Management hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by Health Management’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. We have, and will continue to, fully cooperate with the DOJ in its ongoing investigation, which could potentially give rise to claims against Health Management and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. To date, the DOJ has not asserted any monetary or other claims against Health Management or its hospitals; however; this matter is in its early stages and we are unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

Other. We are also a party to various other legal actions arising out of the normal course of our business. Due to the inherent uncertainties of litigation and dispute resolution, we are unable to estimate the ultimate losses, if any, relating to each of our outstanding legal actions and other loss contingencies.

Also see “Critical Accounting Policies and Estimates – Professional Liability Risks” in Item 7 of Part II and Note 11 to the Consolidated Financial Statements in Item 8 of Part II.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of Health Management Associates, Inc. (together with its subsidiaries hereinafter referred to as “we,” “our” or “us”) is listed on the New York Stock Exchange under the symbol “HMA.” As of February 18, 2011, there were 251,774,013 shares of our common stock held by approximately 900 record holders. The table below sets forth the high and low sales prices per share of our common stock on the New York Stock Exchange for each of the quarters during the years ended December 31, 2010 and 2009.

	High	Low
Year ended December 31, 2010:
First quarter	$9.12	$6.49
Second quarter	9.81	7.72
Third quarter	7.93	6.13
Fourth quarter	9.88	7.19

Year ended December 31, 2009:
First quarter	$3.05	$1.47
Second quarter	6.38	2.31
Third quarter	8.21	4.69
Fourth quarter	8.58	5.84

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

At December 31, 2010, we had reserved a sufficient number of shares to satisfy the potential conversion of our subordinated convertible notes, which are discussed at Note 2(c) to the Consolidated Financial Statements in Item 8.

The table below summarizes the number of shares of our common stock that were withheld to satisfy tax withholding obligations for stock-based compensation awards that vested during the three months ended December 31, 2010.

Month Ended	Total Number of Shares Purchased	Average Price Per Share

October 31, 2010	—	$—
November 30, 2010	—	—
December 31, 2010	7,501	9.04

Total	7,501

Item 6.	Selected Financial Data.

The table on the following page summarizes certain of our selected financial data and should be read in conjunction with the Consolidated Financial Statements and accompanying notes in Item 8. Certain amounts in the table have been reclassified in the prior years to conform to the current year presentation. Such reclassifications related to discontinued operations, which are discussed at Note 10 to the Consolidated Financial Statements. As permitted by the Securities and Exchange Commission (the “SEC”), we elected not to retrospectively apply certain accounting rules for convertible debt instruments to our Exchange Zero-Coupon Convertible Senior Subordinated Notes due 2022, which have been fully redeemed. Such election did not have a material impact on the financial data presented in the table. All other financial data was retrospectively restated for such accounting rules as they relate to our other subordinated convertible notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006

Net revenue (1)	$5,114,997	$4,556,809	$4,301,664	$4,126,302	$3,787,926
Total operating expenses (1)	4,624,850	4,115,919	3,908,164	3,715,788	3,454,226
Income from continuing operations (1) (2) (3)	186,048	160,982	211,321	118,608	168,811
Income (loss) from discontinued operations, net of income taxes (3) (4)	(13,800)	2,959	(27,164)	(774)	7,161
Net income attributable to Health Management Associates, Inc. (2) (4)	150,069	138,182	168,149	117,508	173,935
Income from continuing operations attributable to Health Management Associates, Inc. common stockholders (per share-diluted)	$0.65	$0.55	$0.80	$0.48	$0.69
Weighted average number of shares outstanding - diluted	251,106	246,965	244,671	245,119	243,340
Cash dividends per common share (5)	$—	$—	$—	$10.00	$0.24

	December 31,
	2010	2009	2008	2007	2006

Total assets	$4,910,085	$4,604,099	$4,554,232	$4,633,512	$4,479,881
Long-term debt and capital lease obligations (5)	3,018,464	3,040,661	3,206,834	3,770,057	1,341,540
Redeemable equity securities	201,487	182,473	48,868	19,306	41,743
Stockholders’ equity, including noncontrolling interests (5)	533,486	361,620	285,811	71,836	2,407,999

(1)	Amounts exclude our discontinued operations, which are identified at Note 10 to the Consolidated Financial Statements in Item 8.
(2)	Income from continuing operations for the year ended December 31, 2008 included a gain of approximately $161.4 million from the sale of a noncontrolling interest in our joint venture with Novant Health, Inc. and one or more of its affiliates (collectively, “Novant”). Additionally, income from continuing operations for the years ended December 31, 2009 and 2008 included net gains on the early extinguishment of debt of $16.2 million and $15.2 million, respectively. See Notes 2 and 4 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt and transactions with Novant, respectively.
(3)	Income from continuing operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 included amounts attributable to noncontrolling interests of approximately $22.2 million, $25.0 million, $16.1 million, $0.8 million and $1.9 million, respectively. The corresponding amounts for discontinued operations were not material to the years presented.
(4)	The loss from discontinued operations for the year ended December 31, 2010 included (i) a loss of approximately $12.1 million from the sale of our general acute care hospital in Meridian, Mississippi and its related health care operations and (ii) long-lived asset impairment charges of $8.4 million. Income from discontinued operations for the year ended December 31, 2009 included (i) a gain of $10.4 million from the restructuring of our joint venture with Novant and (ii) a long-lived asset impairment charge of $4.6 million. The loss from discontinued operations for the year ended December 31, 2008 included: (i) long-lived asset and goodwill impairment charges of $38.0 million; (ii) a gain of $42.0 million from the sale of a noncontrolling interest in our joint venture with Novant; and (iii) a charge of $7.9 million for the estimated cost of partially subsidizing certain third party physician practice losses. See Notes 4 and 10 to the Consolidated Financial Statements in Item 8 for information regarding Novant and our discontinued operations, respectively. The loss from discontinued operations for the year ended December 31, 2007 included a gain of $21.8 million from the sale of two Virginia-based general acute care hospitals and certain affiliated health care entities. Income from discontinued operations for the year ended December 31, 2006 included (i) a gain of $20.7 million from the sale of two psychiatric hospitals and certain real property and (ii) a long-lived asset and goodwill impairment charge of $13.0 million.
(5)	In connection with the Recapitalization, a special cash dividend of $10.00 per common share was paid during the year ended December 31, 2007. The special cash dividend, which aggregated approximately $2.43 billion, was financed through borrowings under our credit facilities. See Note 2(a) to the Consolidated Financial Statements in Item 8 for further discussion of the Recapitalization.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “could,” “plan,” “continue,” “should,” “project,” “estimate” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, debt structure, principal payments on debt, capital structure, other financial items and operating statistics, statements regarding our plans and objectives for future operations, acquisitions, divestitures and other transactions, statements of future economic performance, statements regarding the effects and/or interpretations of recently enacted or future health care laws and regulations, statements of the assumptions underlying or relating to any of the foregoing statements, and statements that are other than statements of historical fact.

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part I. Furthermore, we operate in a continually changing business and regulatory environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or results of operations or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update such risk factors or to publicly announce the results of any revisions to the forward-looking statements contained in this Annual Report on Form 10-K to reflect new information, future events or other developments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider the following critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements.

Net Revenue

We derive a significant portion of our net revenue from Medicare, Medicaid and managed care health plans. Payments for services rendered to patients covered by these programs are generally less than billed charges. For Medicare and Medicaid, provisions for contractual adjustments are made to reduce patient charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit and, accordingly, we periodically provide reserves for the adjustments that may ultimately result therefrom. Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to ensure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payors may be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated percentage, we project that our net accounts receivable and consolidated net income as of and for the year ended December 31, 2010 would have changed by approximately $22.5 million and $13.8 million, respectively.

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

Provision for Doubtful Accounts

Our hospitals and other health care facilities provide services to patients with health care coverage, as well as to those without health care coverage. Those patients with health care coverage are often responsible for a portion of their bill referred to as the co-payment or deductible. This portion of the bill is determined by the patient’s individual health care or insurance plan. Patients without health care coverage are evaluated at the time of service, or shortly thereafter, for their ability to pay based on federal and state poverty guidelines, qualification for Medicaid or other state assistance programs, as well as our policies for indigent and charity care. After payment, if any, is received from a third party, statements are sent to patients indicating the outstanding balances on their accounts. If an account is still outstanding after a period of time, it is referred to a primary collection agency for assistance in collecting the amount due. The primary collection agency begins the process of debt collection by contacting the patient via mail and phone. The accounts that are sent to these agencies are often difficult to collect and require more focused, dedicated attention than might be available in one of our business offices. We believe that the primary collection agencies have been very successful in collecting the accounts that we send to them. A secondary collection agency is used when accounts are returned from the primary collection agency as uncollectible. These accounts are written off as uncollectible shortly after they are returned to us from the primary collection agency. In certain circumstances, we may sell a portfolio of outstanding accounts receivable to an unrelated third party.

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

When considering the adequacy of our allowance for doubtful accounts, accounts receivable balances are routinely reviewed in conjunction with health care industry trends/indicators, historical collection rates by payor, aging reports and other business and economic conditions that might reasonably be expected to affect the collectibility of patient accounts. We believe that our principal risk of collection continues to be uninsured patient accounts and patient accounts for which the primary insurance payor has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. If our actual collection rate changed by 1% from the estimated percentage that we used, we project that our allowance for doubtful accounts and consolidated net income as of and for the year ended December 31, 2010 would have changed by approximately $5.0 million and $3.0 million, respectively.

Although we believe that our existing allowance for doubtful accounts reserve policies for all payor classes are appropriate and responsive to both the current health care environment and the overall economic climate, we will continue to monitor cash collections, accounts receivable agings and related industry trends. Changes in payor mix, general economic conditions or federal and state government health care coverage, including the Health Care Reform Act, could each have a material adverse effect on our accounts receivable collections, cash flows and results of operations and could result in accounting policy modifications in the future.

Of the accounts receivable identified as due from third party payors at the time of billing, a small percentage may convert to self-pay upon denials from third party payors. Those accounts are closely monitored on a routine basis for potential denial and are reclassified as appropriate. Third party payor and self-pay balances, as a percent of total gross billed accounts receivable, are summarized in the tables below.

	December 31, 2010
	0-180 days	181-240 days	241-300 days	301 days and over

Medicare	17%	—%	—%	—%
Medicaid	12	1	—	—
Commercial insurance and others	38	2	1	1
Self-pay	15	5	5	3

Totals	82%	8%	6%	4%

	December 31, 2009
	0-180 days	181-240 days	241-300 days	301 days and over

Medicare	16%	—%	—%	—%
Medicaid	11	1	—	—
Commercial insurance and others	37	1	1	1
Self-pay	17	6	6	3

Totals	81%	8%	7%	4%

Accounts receivable are reserved at increasing percentages as they age. All accounts are reserved 100% when they age 300 days from the date of discharge. In addition to days sales outstanding, which is discussed below under “Liquidity, Capital Resources and Capital Expenditures,” we use other factors to analyze the collectibility of our accounts receivable. In that regard, we compare subsequent cash collections to net accounts receivable recorded on our consolidated balance sheet. We also review the provision for doubtful accounts as a percent of net revenue and the allowance for doubtful accounts as a percent of gross accounts receivable. These and other factors are reviewed monthly and are closely monitored for emerging trends in our accounts receivable portfolio.

Impairments of Long-Lived Assets and Goodwill

Long-lived assets. We review our long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be fully recoverable (e.g., advances in technology, deteriorating operating results, excess capacity, obsolescence, etc.). The determination of possible impairment of assets to be held and used is predicated on our estimate of the asset’s undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. Long-lived assets to be disposed of, including discontinued operations, are reported at the lower of their carrying amount or estimated fair value, less costs to sell. Estimates of fair value are based on recent sales of similar assets, market analyses, pending disposition transactions and market responses based on discussions with, and offers received from, potential buyers. There were no long-lived asset impairment charges that were material to our continuing operations during the years ended December 31, 2010, 2009 and 2008. As discussed at Note 10 to the Consolidated Financial Statements in Item 8, we recognized long-lived asset and goodwill impairment charges of approximately $8.4 million, $4.6 million and $38.0 million in discontinued operations during the years ended December 31, 2010, 2009 and 2008, respectively.

Goodwill. Goodwill is reviewed for impairment on an annual basis (i.e., each October 1) and whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on, among other things, market conditions and operational performance. When performing the impairment test, we initially compare the estimated fair values of each reporting unit’s net assets, including allocated home office net assets, to the corresponding carrying amounts on our consolidated balance sheet (i.e., Step 1 of the goodwill impairment test). The estimated fair values of our reporting units are determined using a market approach methodology based on net revenue multiples. We also consider a valuation methodology using discounted cash flows and a market approach valuation methodology based on comparable transactions. If the estimated fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of the reporting unit’s goodwill, compare such fair value to the corresponding carrying amount and, if necessary, record a goodwill impairment charge. There were no goodwill impairment charges in continuing operations during the years ended December 31, 2010, 2009 and 2008. Moreover, we do not believe that any of our reporting units are currently at risk of failing Step 1 of the goodwill impairment test.

We base our fair value estimates on assumptions that we believe to be reasonable but are ultimately unpredictable and inherently uncertain. Additionally, we make certain judgments and assumptions when allocating home office assets and liabilities to determine the carrying values of our reporting units. Changes in the estimates used to conduct goodwill impairment tests, including revenue and profitability projections and market values, could indicate that our goodwill is impaired in future periods and result in a write-off of some or all of our goodwill at that time. Reporting units are one level below the operating segment level (see Note 1(m) to the Consolidated Financial Statements in Item 8). However, after consideration of the relevant GAAP aggregation rules, we determined that our goodwill impairment testing should be performed at the divisional operating level. Goodwill is discretely allocated to our reporting units (i.e., each hospital’s goodwill is included as a component of the aggregate reporting unit goodwill being evaluated during the impairment analysis).

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

We operate in multiple states with varying tax laws. We are subject to both federal and state audits of our tax filings. Our federal income tax returns have been examined by the Internal Revenue Service through the period ended December 31, 2007. We were recently accepted into the Internal Revenue Service’s Compliance Assurance Program whereby our tax returns will be audited on a concurrent basis. The Internal Revenue Service has not yet determined if we will be subject to audit for the years ended December 31, 2010, 2009 and 2008. We make estimates to record tax reserves that we believe adequately provide for audit adjustments, if any.

Professional Liability Risks

As with most other health care providers, we are subject to claims and legal actions by patients and others in the ordinary course of business. We use our wholly owned captive insurance subsidiary and our risk retention group subsidiary, which are domiciled in the Cayman Islands and South Carolina, respectively, to self-insure a significant portion of our professional liability risks. Those subsidiaries, which are collectively referred to as the “Insurance Subsidiaries,” provide (i) claims-made coverage to all of our hospitals and other health care facilities and (ii) occurrence-basis coverage to most of our employed physicians. To mitigate the exposure of the program covering the hospitals and other health care facilities, the Insurance Subsidiaries buy claims-made reinsurance policies from unrelated third parties for claims above self-retention levels of $10.0 million or $15.0 million, depending on the policy year. The limits of liability provided by the Insurance Subsidiaries for each employed physician located outside of Florida is generally $1 million per claim and $3 million in the aggregate, and the corresponding limits for physicians located in Florida are $250,000 and $750,000, respectively. Our employed physicians not covered by the Insurance Subsidiaries generally maintain claims-made policies with unrelated third party insurance companies.

Our self-insured professional liability reserves reflect estimates of all known indemnity losses, incurred but not reported indemnity losses and related loss expenses. At December 31, 2010 and 2009, such discounted reserves, net of amounts recoverable under reinsurance policies, were approximately $180.9 million and $154.5 million, respectively. Included in those amounts were $61.3 million and $53.6 million, respectively, of case reserves on reported claims. Historically, the average lag time between settlement of a claim and payment to the claimant is generally less than one month. Therefore, our total unpaid settled claim amount at the end of any reporting period is not significant. Our expense for professional liability risks includes: (i) an estimate of losses and loss expenses for the current year, including claims incurred but not reported; (ii) changes in estimates for losses and loss expenses from prior years based on actual claim development experience; (iii) interest accretion on the discounted reserves; and (iv) cumulative adjustments for changes in the discount rate, if any, during the year. Such expense was $68.6 million, $60.5 million and $49.2 million during the years ended December 31, 2010, 2009 and 2008, including $58.6 million, $49.9 million and $39.0 million, respectively, relating to current year claim activity. The year-over-year increases in our expense reflect, among other things, organic and acquisition-related growth in our business.

Our reserves for self-insured professional liability risks are determined using actuarially-based techniques and methodologies. The data used to develop such reserves is based, in part, on asserted and unasserted claim information that has been accumulated by our incident reporting system. In the consolidated financial statements, these long-term liabilities are recorded at their estimated present values using discount rates of 1.00% and 1.50% at December 31, 2010 and 2009, respectively. We select a discount rate that represents the risk-free interest rate correlating to the period when the claims are projected to be paid (i.e., a weighted average payment duration of approximately three years). However, the facts and circumstances of each individual claim can result in an occurrence-to-settlement interval that varies from our payment duration estimate. As of December 31, 2010, a 25 basis point increase or decrease in the discount rate would have changed our professional liability reserve requirements by approximately $1.2 million.

For purposes of estimating case reserves, we use individual claim information, including the nature of the claim, the expected claim amount, payments made on the claim to date, the year in which the claim occurred and the laws of the jurisdiction where the incident occurred. Once case reserves for known claims are determined, the data is stratified by loss layers and retention levels, accident years, reported years, geography and other key attributes. Several actuarial methods are applied to the data by us and our external actuaries on a semi-annual basis to produce estimates of the ultimate indemnity losses and related loss expenses for both known and incurred but not reported claims. Such actuarial methods include: (i) paid and incurred extrapolation methods; (ii) frequency and severity methods to estimate the ultimate average frequency (number of claims) and the ultimate average severity (cost per claim); and (iii) Bornhuetter-Ferguson methods that add expected development to actual paid or incurred experience. Each of these actuarial methods uses our company-specific data, including: historical paid indemnity losses and loss expenses that have been accumulated over a period of fifteen years; current and historical case reserves; actual and projected census data; employed physician information; our professional liability retention levels by policy year; geographic information; trends of loss development factors; trends in the frequency and severity of claims; coverage limits of unrelated third party insurance policies; and other relevant inputs. We also consider pertinent industry data and changes in laws and regulations (e.g., tort reform, settlement caps, etc.) in the jurisdictions where our hospitals and other health care facilities operate. We believe that using the aforementioned company-specific data and other information enables us and our external actuaries to reasonably estimate (i) our ultimate indemnity losses and related loss expenses and (ii) the projected timing of the corresponding payments. Therefore, we further believe that discounting our self-insured professional liability reserves is appropriate.

Given the number of factors used to establish our reserves for self-insured professional liability risks, we believe that there is limited benefit to isolating any individual assumption or parameter from the detail computational process and calculating the impact of changing that single item. Instead, we believe that the sensitivity of the estimates of such reserves is best reflected in the selected actuarial confidence level used in the computations. Utilizing a confidence level higher than the 50th percentile that we considered in our actuarial modeling, while not representative of our best estimate, would reflect a reasonably likely outcome for the ultimate resolution of our known and incurred but not reported indemnity claims and related expenses. For example, using a statistical confidence level at the 70th percentile in our actuarial model would increase our discounted reserves by approximately $20.9 million, or 11.6%.

Our reserves for self-insured professional liability risks are periodically reviewed and adjustments thereto are recorded as more information about claim trends becomes known to us. Although the ultimate settlement of these liabilities may vary from our estimates due to, among other things, their inherently complex, long-term and subjective nature, we believe that the amounts included in the consolidated financial statements are adequate and reasonable. However, if actual losses and loss expenses exceed our projections of claim activity and/or the projected claim payment duration differs from our estimates, our reserves could be materially impacted.

Other Self-Insured Programs

We provide (i) income continuance to, and reimburse certain health care costs of, our disabled employees (collectively, “workers’ compensation”) and (ii) health and welfare benefits to our employees, their spouses and certain beneficiaries. Such employee benefit programs are primarily self-insured; however, we purchase stop-loss insurance policies from unrelated third parties to mitigate our exposure to catastrophic events and individual years with high levels of benefit claim activity. We record estimated liabilities, net of amounts recoverable under stop-loss insurance policies, for both reported and incurred but not reported workers’ compensation and health and welfare claims based on historical loss experience and other information provided by our third party administrators. The long-term liabilities for workers’ compensation are determined using actuarially-based techniques and methodologies and are discounted to their estimated present values. We select a discount rate that represents the risk-free interest rate correlating to the period when such benefits are projected to be paid. As of December 31, 2010, a 25 basis point increase or decrease in the discount rate would have changed our workers’ compensation liabilities by approximately $0.4 million. Although there can be no assurances, we believe that the liabilities included in the consolidated financial statements for these self-insured programs are adequate and reasonable. If the actual costs of these programs exceed our projections and/or the projected period over which workers’ compensation benefits will be paid differs from our estimates, the liabilities could be materially adversely affected.

Legal and Other Loss Contingencies

We regularly review the status of our legal and regulatory matters and assess our potential financial exposure. If the potential loss from any claim, lawsuit or regulatory proceeding is considered probable and the amount can be reasonably estimated, we record a reserve. Significant judgment is required when determining probability and whether an exposure is reasonably estimable. Predicting the final resolution of claims, lawsuits and regulatory matters and estimating financial exposure requires consideration of substantial uncertainties and, therefore, actual costs may vary materially from our estimates. When making determinations of likely outcomes of legal and regulatory matters and the related financial exposure, we consider many factors, including, but not limited to, the nature of the claim (including unasserted claims), the availability of insurance, our experience with similar types of claims, the jurisdiction where the matter is being adjudicated, input from in-house and external legal counsel, the likelihood of resolution through alternative dispute resolution or other means and the current status of the matter. As additional information becomes available, we reassess our potential liability and we may revise and adjust our estimates at that time. Adjustments to reserves reflect the status of negotiations, settlements, rulings, advice of legal counsel and other relevant information. Changes in our estimates of financial exposure for legal matters and other loss contingencies could have a material impact on our consolidated financial position and results of operations. See Note 11 to the Consolidated Financial Statements in Item 8 for information regarding our material legal matters and other loss contingencies.

Recent Accounting Developments

See Note 1(q) to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting guidance that we will adopt during the quarter ending March 31, 2011. We do not believe that such new guidance will have a material impact on us.

Results of Operations

2010 Overview

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in Item 8.

As of December 31, 2010, we operated 59 hospitals by and through our subsidiaries with a total of 8,864 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. The operating results of hospitals and other health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 10 to the Consolidated Financial Statements in Item 8. Such discontinued operations were not material to our consolidated results of operations during the years presented herein, other than the following items: (i) a 2010 loss of approximately $12.1 million from the sale of Riley Hospital in Meridian, Mississippi and its related health care operations; (ii) 2010, 2009 and 2008 long-lived asset and goodwill impairment charges of $8.4 million, $4.6 million and $38.0 million, respectively; (iii) 2009 and 2008 gains of $10.4 million and $42.0 million, respectively, from sales of equity interests in a limited liability company that owned and operated two of our general acute care hospitals; and (iv) a 2008 charge of $7.9 million for the estimated cost of partially subsidizing certain third party physician practice losses.

During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Act”) were signed into law by President Obama. The primary goals of the Health Care Reform Act are to: (i) provide coverage by January 1, 2014 to an estimated 32 to 34 million Americans who currently do not have health insurance; (ii) reform the health care delivery system to improve quality; and (iii) lower the overall costs of providing health care. To accomplish the goal of expanding coverage, the new legislation mandates that all Americans maintain a minimum level of health care coverage. To that end, the Health Care Reform Act expands Medicaid coverage, provides federal subsidies to assist low-income individuals when they obtain health insurance and establishes insurance exchanges through which individuals and small employers can purchase health insurance. Health care cost savings under the Health Care Reform Act are expected to come from: (i) reductions in Medicare and Medicaid reimbursement payments to health care providers, including hospital operators; (ii) initiatives to reduce fraud, waste and abuse in government reimbursement programs; and (iii) other reforms to federal and state reimbursement systems. Although certain aspects of the Health Care Reform Act were effective immediately, it will be several years before most of the far-reaching and innovative provisions of the new legislation become fully effective. While we continue to evaluate the provisions of the Health Care Reform Act, its overall effect on our business cannot be reasonably determined at the present time because, among other things, the new legislation is very broad in scope and there exist uncertainties regarding the interpretation and future implementation of many of the regulations mandated under the Health Care Reform Act. Additionally, the Health Care Reform Act remains subject to significant legislative debate, including possible repeal and/or amendment, and there are substantial legal challenges to various aspects of the law that have been made on constitutional grounds. For further discussion of the Health Care Reform Act and its possible impact on our business and results of operations, see “Business – Sources of Revenue” in Item 1 of Part I and “Risk Factors” in Item 1A of Part I.

During the year ended December 31, 2010, which we refer to as the 2010 Calendar Year, we experienced net revenue growth over the year ended December 31, 2009, which we refer to as the 2009 Calendar Year, of approximately 12.2%. Such growth principally resulted from: (i) our acquisition of the 492-bed Sparks Health System (“Sparks”) in Fort Smith, Arkansas in December 2009; (ii) our acquisition of a 60% equity interest in each of three Florida-based general acute care hospitals with a total of 139 licensed beds and certain related health care operations (collectively, “Shands”) in July 2010; (iii) our acquisition of two Florida-based general acute care hospitals with a total of 413 licensed beds and certain related health care operations (collectively, “Wuesthoff”) in October 2010; and (iv) increased surgical volume attributable to market service development at certain of our hospitals and other health care facilities. Primarily as a result of the growth in net revenue, income from operations increased approximately $49.3 million, or 11.2%, during the 2010 Calendar Year and income from continuing operations increased during the same period by $25.1 million, or 15.6%. The comparability of the year-over-year increase in income from continuing operations was affected by a $16.2 million net gain on the early extinguishment of debt during the 2009 Calendar Year that did not recur during the 2010 Calendar Year.

Hospitals that were owned/leased and operated by us for one year or more as of December 31, 2010 are referred to as same 2010 hospitals. For all year-over-year comparative discussions herein, the operating results of our same 2010 hospitals are only considered to the extent that there was a similar period of operation in both years. At our same 2010 hospitals, surgical volume increased during the 2010 Calendar Year by approximately 4.9%; however, our corresponding hospital admissions and emergency room visits declined 1.6% and 2.9%, respectively. We believe that, among other things, the 2009 outbreak of H1N1 influenza (also known as swine flu), which did not recur in 2010, contributed to the year-over-year declines in hospital admissions and emergency room visits.

Our strategic operating plans include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor contracts and developing action plans responsive to feedback from patient, physician and employee satisfaction surveys. Our primary objective is to improve operations in the areas of patient volume, operating margins, uninsured/underinsured patient levels and the provision for doubtful accounts. We also seek opportunities for market development in the communities that we serve, including establishing ambulatory surgical centers, urgent care centers, cath labs, angiography suites and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we are investing significant resources in physician recruitment and retention (primary care physicians and specialists), emergency room operations, replacement hospital construction and other capital projects. For example, we continue to implement ER Extra®, which is our new emergency room operational initiative that is designed to reduce patient wait times, enhance patient satisfaction and improve the quality and scope of patient assessments. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions. Additionally, as we consider potential acquisitions, joint ventures and partnerships in 2011 and beyond, we believe that continually improving our existing operations provides us with a fundamentally sound infrastructure upon which we can add hospitals and other ancillary health care businesses.

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

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net revenue during both the 2010 Calendar Year and the 2009 Calendar Year generated on an outpatient basis. Recognizing the importance of these services, we have improved many of our health care facilities to accommodate the outpatient needs of the communities that they serve. We have also invested substantial capital in many of our hospitals and physician practices during the past several years, resulting in improvements and enhancements to our diagnostic imaging and ambulatory surgical services.

During the past several years, various economic and other factors have resulted in a large number of uninsured and underinsured patients seeking health care in the United States. Self-pay admissions as a percent of total admissions at our hospitals increased from approximately 7.0% during the 2009 Calendar Year to 7.1% during the 2010 Calendar Year. We continue to take various measures to address the impact of uninsured and underinsured patients on our business. Additionally, one of the primary goals of the Health Care Reform Act is to provide health insurance coverage to more Americans. Nevertheless, there can be no assurances that our self-pay admissions will not grow in future periods, especially in light of the prolonged downturn in the economy and correspondingly higher levels of unemployment in many of the markets served by our hospitals. Therefore, we regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

Supplemental Non-GAAP Information

The financial information provided throughout this Annual Report on Form 10-K has been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). However, we also use certain non-GAAP financial performance measures (primarily Adjusted EBITDA, as defined below) in communications with interested parties such as stockholders, analysts, rating agencies, banks and others. We believe that Adjusted

EBITDA provides (i) an understanding of the impact of certain items in our consolidated financial statements, some of which are recurring and/or require cash payments, and (ii) meaningful year-over-year comparisons of our consolidated financial results. Additionally, we use Adjusted EBITDA as a baseline to set performance targets under our incentive compensation plans. We believe that Adjusted EBITDA provides interested parties with information about our ability to incur and service our debt obligations and make capital expenditures. For example, Adjusted EBITDA is an integral component in the determination of our compliance with certain covenants under our debt agreements; however, Adjusted EBITDA does not include all of the adjustments required by such debt agreements.

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

The table below reconciles our consolidated net income to Adjusted EBITDA (in thousands).

	Years Ended December 31,
	2010	2009	2008

Consolidated net income	$172,248	$163,941	$184,157

Adjustments:
Interest expense	211,673	217,941	245,405
Provision for income taxes	101,223	82,721	118,102
Depreciation and amortization	244,754	237,534	228,747
(Income) loss from discontinued operations	13,800	(2,959)	27,164
Gains on sales of assets, net	(711)	(1,244)	(167,215)
Interest and other income, net	(8,086)	(3,752)	(416)
Gains on early extinguishment of debt, net	—	(16,202)	(15,194)
Write-offs of deferred financing costs	—	444	1,497

Total adjustments	562,653	514,483	438,090

Adjusted EBITDA	$734,901	$678,424	$622,247

Adjusted EBITDA as a percent of net revenue	14.4%	14.9%	14.5%

2010 Calendar Year Compared to the 2009 Calendar Year

	Years Ended December 31,
	2010		2009
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue	$5,114,997	100.0%	$4,556,809		100.0%

Operating expenses:
Salaries and benefits	2,026,386	39.6	1,788,727		39.3
Supplies	705,499	13.8	639,728		14.0
Provision for doubtful accounts	627,702	12.3	556,359		12.2
Depreciation and amortization	244,754	4.8	237,534		5.2
Rent expense	123,723	2.4	101,751		2.2
Other operating expenses	896,786	17.5	791,820		17.4

Total operating expenses	4,624,850	90.4	4,115,919		90.3

Income from operations	490,147	9.6	440,890		9.7

Other income (expense):
Gains on sales of assets, net	711	—	1,244		—
Interest and other income, net	8,086	0.1	3,752		—
Interest expense	(211,673)	(4.1)	(217,941)		(4.8)
Gains on early extinguishment of debt, net	—	—	16,202		0.4
Write-offs of deferred financing costs	—	—	(444)		—

Income from continuing operations before income taxes	287,271	5.6	243,703		5.3
Provision for income taxes	(101,223)	(2.0)	(82,721)		(1.8)

Income from continuing operations	$186,048	3.6%	$160,982		3.5%

	Years Ended December 31,				Percent Change
	2010	2009	Change

Same 2010 Hospitals*
Occupancy	43.5%	45.0%	(150	) bps**	n/a
Patient days	1,245,618	1,283,188	(37,570)		(2.9)%
Admissions	301,785	306,770	(4,985)		(1.6)%
Adjusted admissions †	544,534	534,917	9,617		1.8%
Emergency room visits	1,320,661	1,360,595	(39,934)		(2.9)%
Surgeries	296,517	282,680	13,837		4.9%
Outpatient revenue percent	50.2%	48.6%	160	bps	n/a
Inpatient revenue percent	49.8%	51.4%	(160	) bps	n/a

Total Hospitals
Occupancy	43.5%	45.0%	(150	) bps	n/a
Patient days	1,353,040	1,283,188	69,852		5.4%
Admissions	324,575	306,770	17,805		5.8%
Adjusted admissions †	587,987	534,917	53,070		9.9%
Emergency room visits	1,421,461	1,360,595	60,866		4.5%
Surgeries	316,474	282,680	33,794		12.0%
Outpatient revenue percent	50.4%	48.6%	180	bps	n/a
Inpatient revenue percent	49.6%	51.4%	(180	) bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume

Net revenue during the 2010 Calendar Year was approximately $5,115.0 million as compared to $4,556.8 million during the 2009 Calendar Year. This change represented an increase of $558.2 million, or 12.2%. Our same 2010 hospitals provided $184.8 million, or 33.1%, of the increase in net revenue as a result of increased surgical volume attributable to physician recruitment and market service development, as well as improvements in reimbursement rates. These items were partially offset by decreases in hospital admissions and emergency room visits, as well as unfavorable movement in our payor mix. Among other things, hospital admissions and emergency room visits declined in 2010 due to (i) fewer births at our hospitals and (ii) a less severe 2010 flu season as compared to 2009 when there was an outbreak of H1N1 influenza (“swine flu”) in the United States. The remaining 2010 net revenue increase of $373.4 million was due to our acquisitions of Sparks in December 2009, Shands in July 2010 and Wuesthoff in October 2010. Net revenue per adjusted admission increased approximately 2.1% during the

2010 Calendar Year as compared to the 2009 Calendar Year. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers, partially offset by the unfavorable movement in our payor mix during the 2010 Calendar Year.

Our provision for doubtful accounts during the 2010 Calendar Year increased 10 basis points to 12.3% of net revenue as compared to 12.2% of net revenue during the 2009 Calendar Year. This change was primarily due to an increase in uninsured patients in the mix of patients that we serve, which can be attributed, in part, to the prolonged downturn in the economy and correspondingly higher levels of unemployment.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2010 Calendar Year and the 2009 Calendar Year, our Uncompensated Patient Care Percentage was 25.2% and 24.3%, respectively. This 90 basis point increase during the 2010 Calendar Year primarily reflects greater uninsured self-pay patient revenue discounts and unfavorable movement in our payor mix.

Salaries and benefits as a percent of net revenue increased to 39.6% during the 2010 Calendar Year from 39.3% during the 2009 Calendar Year. This increase was primarily due to disproportionately higher salaries and benefits at our recent acquisitions.

Supplies as a percent of net revenue decreased from 14.0% during the 2009 Calendar Year to 13.8% during the 2010 Calendar Year. This decrease was primarily due to improved pricing and greater discounts from our group purchasing agreement and a change in our surgical volume mix during the 2010 Calendar Year.

Rent expense as a percent of net revenue increased during the 2010 Calendar Year as compared to the 2009 Calendar Year while depreciation and amortization expense as a percent of net revenue declined. In recent years, we have entered into more operating lease arrangements. As our use of operating leases has increased, depreciation and amortization expense has declined and rent expense has increased. Additionally, certain of our hospitals reached the end of their depreciable lives during the 2010 Calendar Year, which further reduced depreciation and amortization expense in 2010.

Other operating expenses as a percent of net revenue increased from 17.4% during the 2009 Calendar Year to 17.5% during the 2010 Calendar Year. This change was primarily due to an increase in attorneys’ fees and other costs related to our recent acquisitions and disproportionately higher operating expenses at such acquisitions.

Interest and other income increased from approximately $3.8 million during the 2009 Calendar Year to $8.1 million during the 2010 Calendar Year. This change primarily related to (i) an increase in gains on sales of available-for-sale securities of $2.9 million and (ii) better returns on invested funds during 2010.

Interest expense decreased from approximately $217.9 million during the 2009 Calendar Year to $211.7 million during the 2010 Calendar Year. Such decrease was primarily due to a lower overall effective interest rate on our $2.75 billion seven-year term loan because less of the outstanding balance thereunder was covered by our interest rate swap contract. We also maintained lower average outstanding principal balances on the term loan and our convertible debt securities during the 2010 Calendar Year as compared to the 2009 Calendar Year. These reductions in interest expense were partially offset by a lesser amount of capitalized interest during the 2010 Calendar Year. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements.

During the 2009 Calendar Year, we repurchased certain of our convertible debt securities, which yielded a net gain on the early extinguishment of debt of approximately $16.2 million. See Note 2(c) to the Consolidated Financial Statements in Item 8 for information regarding our convertible debt repurchases.

Our effective income tax rates were approximately 35.2% and 33.9% during the 2010 Calendar Year and the 2009 Calendar Year, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 230 basis points and 380 basis points during the 2010 Calendar Year and the 2009 Calendar Year, respectively. Also, see Note 6 to the Consolidated Financial Statements in Item 8 for further information regarding our effective income tax rates.

2009 Calendar Year Compared to the 2008 Calendar Year

The tables below summarize our operating results for the 2009 Calendar Year and the year ended December 31, 2008, which we refer to as the 2008 Calendar Year. Hospitals that were owned/leased and operated by us for one year or more as of December 31, 2009 are referred to as same 2009 hospitals. For all year-over-year comparative discussions herein, the operating results of our same 2009 hospitals are only considered to the extent that there was a similar period of operation in both years.

	Years Ended December 31,
	2009		2008
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue	$4,556,809	100.0%	$4,301,664		100.0%

Operating expenses:
Salaries and benefits	1,788,727	39.3	1,770,887		41.2
Supplies	639,728	14.0	588,244		13.7
Provision for doubtful accounts	556,359	12.2	481,096		11.2
Depreciation and amortization	237,534	5.2	228,747		5.3
Rent expense	101,751	2.2	88,709		2.1
Other operating expenses	791,820	17.4	750,481		17.4

Total operating expenses	4,115,919	90.3	3,908,164		90.9

Income from operations	440,890	9.7	393,500		9.1

Other income (expense):
Gains on sales of assets, net	1,244	—	167,215		3.9
Interest and other income, net	3,752	—	416		—
Interest expense	(217,941)	(4.8)	(245,405)		(5.7)
Gains on early extinguishment of debt, net	16,202	0.4	15,194		0.4
Write-offs of deferred financing costs	(444)	—	(1,497)		—

Income from continuing operations before income taxes	243,703	5.3	329,423		7.7
Provision for income taxes	(82,721)	(1.8)	(118,102)		(2.8)

Income from continuing operations	$160,982	3.5%	$211,321		4.9%

	Years Ended December 31,				Percent Change
	2009	2008	Change

Same 2009 Hospitals*
Occupancy	45.0%	45.2%	(20	) bps**	n/a
Patient days	1,276,587	1,265,711	10,876		0.9%
Admissions	305,627	296,881	8,746		2.9%
Adjusted admissions †	532,758	512,646	20,112		3.9%
Emergency room visits	1,356,241	1,285,675	70,566		5.5%
Surgeries	281,569	284,048	(2,479)		(0.9)%
Outpatient revenue percent	48.4%	47.8%	60	bps	n/a
Inpatient revenue percent	51.6%	52.2%	(60	) bps	n/a

Total Hospitals
Occupancy	45.0%	45.2%	(20	) bps	n/a
Patient days	1,283,188	1,265,711	17,477		1.4%
Admissions	306,770	296,881	9,889		3.3%
Adjusted admissions †	534,917	512,646	22,271		4.3%
Emergency room visits	1,360,595	1,285,675	74,920		5.8%
Surgeries	282,680	284,048	(1,368)		(0.5)%
Outpatient revenue percent	48.6%	47.8%	80	bps	n/a
Inpatient revenue percent	51.4%	52.2%	(80	) bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume

Net revenue during the 2009 Calendar Year was approximately $4,556.8 million as compared to $4,301.7 million during the 2008 Calendar Year. This change represented an increase of $255.1 million, or 5.9%. Such growth primarily resulted from: (i) increased admissions and emergency room visits; (ii) favorable case mix trends; (iii) improvements in reimbursement rates; and (iv) $22.2 million from our acquisition of Sparks in December 2009. These items were partially offset by unfavorable movement in our payor mix during the 2009 Calendar Year. Net revenue per admission increased approximately 1.5% during the 2009 Calendar Year as compared to the 2008 Calendar Year. The factors contributing to such change included increased patient acuity and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2009 Calendar Year increased 100 basis points to 12.2% of net revenue as compared to 11.2% of net revenue during the 2008 Calendar Year. This change was primarily due to an increase in (i) uninsured patients in the mix of patients that we serve (approximately 7.0% and 6.6% of total admissions at our hospitals during the 2009 Calendar Year and the 2008 Calendar Year, respectively) and (ii) co-payments and deductibles due from underinsured patients, which subject us to a higher risk of collection. Both of these factors can be attributed, in part, to the prolonged downturn in the economy and correspondingly higher levels of unemployment. During the 2009 Calendar Year and the 2008 Calendar Year, our Uncompensated Patient Care Percentage, which is described above under the heading “2010 Calendar Year Compared to the 2009 Calendar Year,” was 24.3% and 22.8%, respectively. This 150 basis point increase during the 2009 Calendar Year reflects, among other things, a larger provision for doubtful accounts for our self-pay patients.

Salaries and benefits as a percent of net revenue decreased to 39.3% during the 2009 Calendar Year from 41.2% during the 2008 Calendar Year. This improvement was primarily due to our company-wide cost containment measures, most of which were implemented late in 2008, such as headcount reductions, new hire limitations, lower personnel turnover, postponements of merit pay increases and a temporary suspension of substantially all matching contributions to our 401(k) plan.

Supplies as a percent of net revenue increased from 13.7% during the 2008 Calendar Year to 14.0% during the 2009 Calendar Year. This increase was primarily due to more cardiology and neuro-surgery procedures having been performed during the 2009 Calendar Year, which resulted in our utilization of a larger quantity of costly cardiac and spinal implant devices and related supplies.

Other operating expenses as a percent of net revenue were 17.4% during both the 2009 Calendar Year and the 2008 Calendar Year. Increased costs for repairs and maintenance, professional fees, collection agency fees and recruiting fees during the 2009 Calendar Year were offset by reductions in advertising/marketing costs, utilities and travel costs.

During the 2008 Calendar Year, we recorded gains on sales of assets of approximately (i) $161.4 million from the sale of a 27% equity interest in a limited liability company that owned/leased and operated five of our general acute care hospitals in North Carolina and South Carolina and (ii) $5.8 million from sales/dispositions of two home health agencies, two nursing homes, a health care billing operation and other assets. The sale of a home health agency during the 2009 Calendar Year yielded a gain of $2.5 million, which was partially offset by nominal losses on other dispositions. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding these transactions and other related matters.

Interest and other income increased from approximately $0.4 million during the 2008 Calendar Year to $3.8 million during the 2009 Calendar Year. As more fully discussed at Note 5 to the Consolidated Financial Statements in Item 8, we recorded an other-than-temporary impairment charge for available-for-sale securities of $6.2 million during the 2008 Calendar Year. During the 2009 Calendar Year, we realized gains of $1.4 million from sales of available-for-sale securities. Excluding the effects of our available-for-sale securities, interest and other income declined $4.2 million during the 2009 Calendar Year, which was primarily due to (i) lower weighted average interest-bearing cash balances and (ii) lower rates of return in the marketplace for our interest-bearing cash. As described at Note 4 to the Consolidated Financial Statements in Item 8, we received $300.0 million on March 31, 2008 from an affiliate of Novant Health, Inc., which significantly increased our interest-bearing cash balances during part of the 2008 Calendar Year.

Interest expense decreased from approximately $245.4 million during the 2008 Calendar Year to $217.9 million during the 2009 Calendar Year. Such decrease was primarily due to: (i) a lower average outstanding principal balance on our $2.75 billion seven-year term loan during the 2009 Calendar Year as compared to the 2008 Calendar Year; (ii) a significant reduction of interest expense on our 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”), substantially all of which were repurchased during 2008; and (iii) reduced interest expense on our 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”). See Note 2 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements.

During the 2009 Calendar Year and the 2008 Calendar Year, we repurchased certain of the 2028 Notes, which yielded net gains on the early extinguishment of debt of approximately $16.2 million and $15.9 million, respectively. During the 2008 Calendar Year, we also repurchased certain of the 2023 Notes, which resulted in losses on the early extinguishment of debt aggregating $0.7 million. See Note 2(c) to the Consolidated Financial Statements in Item 8 for information regarding our convertible debt repurchases.

Our effective income tax rates were approximately 33.9% and 35.9% during the 2009 Calendar Year and the 2008 Calendar Year, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 380 and 300 basis points during the 2009 Calendar Year and the 2008 Calendar Year, respectively. Among other things, our provisions for income taxes during both the 2009 Calendar Year and the 2008 Calendar Year were adversely impacted by adjustments pertaining to stock-based compensation and the related additional paid-in capital pool of excess income tax benefits. Also, see Note 6 to the Consolidated Financial Statements in Item 8 for further information regarding our effective income tax rates.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. At December 31, 2010, we also had (i) approximately $57.3 million of available-for-sale securities, which included $34.2 million that will primarily be used to fund a portion of our self-insured professional liability program, and (ii) borrowing capacity of $450.5 million under our long-term revolving credit facility that can be used for, among other things, general business purposes and acquisitions. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs. Below is a summary of our recent cash flow activity (in thousands).

	Years Ended December 31,
	2010	2009	2008

Sources (uses) of cash and cash equivalents:
Operating activities	$437,125	$437,139	$414,820
Investing activities	(393,984)	(357,727)	(170,498)
Financing activities	(49,483)	(127,596)	(199,196)
Discontinued operations	2,136	10,588	(25,499)

Net increase (decrease) in cash and cash equivalents	$(4,206)	$(37,596)	$19,627

2010 Calendar Year Cash Flows Compared to the 2009 Calendar Year Cash Flows

Operating Activities

Our cash flows from continuing operating activities were approximately the same amount during the 2010 Calendar Year and the 2009 Calendar Year. However, we experienced increased cash flows during the 2010 Calendar Year from (i) improved profitability (i.e., an increase of $49.3 million in income from operations during the 2010 Calendar Year compared to the 2009 Calendar Year) and (ii) increases in our liabilities during the 2010 Calendar Year that were primarily due to the timing of vendor payments. Offsetting these items were (i) income taxes (i.e., net federal and state income tax payments of $56.7 million and $1.7 million during the 2010 Calendar Year and the 2009 Calendar Year, respectively) and (ii) an increase in accounts receivable from the hospital acquisitions that we completed during 2010 (see further discussion below under “Days Sales Outstanding”). During 2011, we expect to make estimated income tax payments that are the same amount or more than what we paid in 2010 and we believe that the accounts receivable cash collections at our recent hospital acquisitions will stabilize during the second quarter of the year. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding our recent acquisitions.

Investing Activities

Cash used in investing activities during the 2010 Calendar Year included: (i) approximately $209.4 million of additions to property, plant and equipment, consisting primarily of new medical and information technology equipment, software, renovation and expansion projects at certain of our facilities and construction of a hospital to replace Madison County Medical Center in Canton, Mississippi; (ii) $152.0 million for the acquisition of two Florida-based hospitals (Wuesthoff); (iii) $21.5 million to acquire a 60% equity interest in each of three Florida-based hospitals (Shands); (iv) $18.0 million to acquire six ancillary health care businesses; and (v) a $5.8 million increase in our restricted funds. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding our recent acquisitions. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $16.8 million from buying and selling such securities during the 2010 Calendar Year. These 2010 cash outlays were partially offset by (i) $26.4 million of proceeds from the sale of Riley Hospital in Meridian, Mississippi, which is discussed at Note 10 to the Consolidated Financial Statements in Item 8, and (ii) $3.2 million of proceeds from sales of assets and insurance recoveries.

Cash used in investing activities during the 2009 Calendar Year included (i) approximately $199.5 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities, and (ii) $138.2 million for the acquisition of a health system in Fort Smith, Arkansas (Sparks). Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $36.5 million from buying and selling such securities during the 2009 Calendar Year. Partially offsetting the 2009 cash outlays were a decrease in restricted funds of $11.6 million and $5.4 million of proceeds from sales of assets.

Financing Activities

During the 2010 Calendar Year, we made principal payments on long-term debt and capital lease obligations of approximately $40.1 million. We also paid $20.6 million to noncontrolling shareholders primarily for recurring distributions. Partially offsetting these cash outlays were (i) $2.5 million that we received from noncontrolling shareholders to acquire minority equity interests in one of our joint ventures and (ii) $7.5 million of cash proceeds from exercises of stock options. See Notes 2, 3 and 4 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements, capital lease obligations and joint venture activity, respectively.

During the 2009 Calendar Year, we borrowed and repaid $38.0 million under our revolving credit facility to fund the acquisition of Sparks. Furthermore, we made principal payments on our other long-term debt and capital lease obligations of approximately $89.2 million, including an $18.4 million Excess Cash Flow payment and a $25.0 million prepayment under the Term Loan (both Excess Cash Flow and the Term Loan are described below under “Capital Resources”). During the 2009 Calendar Year, we also paid (i) $67.7 million to repurchase certain of our 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”) in the open market and (ii) $35.4 million to noncontrolling shareholders, including distributions of $19.6 million from our joint venture in North Carolina and South Carolina and $6.2 million in connection with the restructuring of such joint venture. Partially offsetting these cash outlays were $54.8 million that we received from noncontrolling shareholders to acquire minority equity interests in our joint ventures and cash proceeds from exercises of stock options of $9.7 million.

Discontinued Operations

Cash provided by our discontinued operations during the 2010 Calendar Year and the 2009 Calendar Year was approximately $2.1 million and $10.6 million, respectively. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 10 to the Consolidated Financial Statements in Item 8 for information regarding our discontinued operations.

2009 Calendar Year Cash Flows Compared to the 2008 Calendar Year Cash Flows

Operating Activities

Our cash flows from continuing operating activities increased approximately $22.3 million, or 5.4%, during the 2009 Calendar Year when compared to the 2008 Calendar Year. The two primary factors causing the favorable change in cash flows were (i) improved profitability (i.e., an increase of $47.4 million in income from operations during the 2009 Calendar Year compared to the 2008 Calendar Year) and (ii) lower interest payments during the 2009 Calendar Year. Partially offsetting these items were (i) income taxes (i.e., net federal and state income tax refunds of $25.1 million during the 2008 Calendar Year compared to $1.7 million of net payments during the 2009 Calendar Year) and (ii) an increase in accounts receivable due to the acquisition of Sparks in December 2009.

Investing Activities

Cash used in investing activities during the 2009 Calendar Year included (i) approximately $199.5 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities, and (ii) $138.2 million for the acquisition of Sparks. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding our recent acquisitions. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $36.5 million from buying and selling such securities during the 2009 Calendar Year. Partially offsetting the 2009 cash outlays were a decrease in restricted funds of $11.6 million and $5.4 million of proceeds from sales of assets.

Cash used in investing activities during the 2008 Calendar Year included approximately $209.9 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities. Partially offsetting these cash outlays were: (i) $18.2 million of proceeds from sales of discontinued operations (consisting of property, plant and equipment used at our former physician practices in North Carolina and South Carolina and our general acute care hospital in Little Rock, Arkansas); (ii) $15.3 million of proceeds from sales of assets, including two home health agencies, two nursing homes and a health care billing operation; and (iii) a decrease in restricted funds of $14.5 million. See Notes 4 and 10 to the Consolidated Financial Statements in Item 8 for information regarding our divestures and discontinued operations, respectively.

Financing Activities

During the 2009 Calendar Year, we borrowed and repaid $38.0 million under our revolving credit facility to fund the acquisition of Sparks. Furthermore, we made principal payments on our other long-term debt and capital lease obligations of approximately $89.2 million, including an $18.4 million Excess Cash Flow payment and a $25.0 million prepayment under the Term Loan (both Excess Cash Flow and the Term Loan are described below under “Capital Resources”). During the 2009 Calendar Year, we also paid (i) $67.7 million to repurchase certain of the 2028 Notes in the open market and (ii) $35.4 million to noncontrolling shareholders, including distributions of $19.6 million from our joint venture in North Carolina and South Carolina and $6.2 million in connection with the restructuring of such joint venture. Partially offsetting these cash outlays were $54.8 million that we received from noncontrolling shareholders to acquire minority equity interests in our joint ventures and cash proceeds from exercises of stock options of $9.7 million. See Notes 2, 3 and 4 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements, capital lease obligations and joint venture activity, respectively.

During the 2008 Calendar Year, our financing activities included net cash proceeds of approximately $244.0 million from our sale of the 2028 Notes and $327.7 million that we received from noncontrolling shareholders to acquire minority equity interests in our joint ventures. During the 2008 Calendar Year, we made principal payments on long-term debt and capital lease obligations of $452.3 million, including $123.6 million of Excess Cash Flow payments under the Term Loan and $282.5 million for mandatory repurchases of certain of our convertible debt securities. We also paid $314.3 million to repurchase certain of our convertible debt securities in the open market and $4.3 million to noncontrolling shareholders for recurring distributions.

Discontinued Operations

Cash provided by our discontinued operations during the 2009 Calendar Year was approximately $10.6 million and the corresponding cash used in operating our discontinued operations during the 2008 Calendar Year was $25.5 million. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 10 to the Consolidated Financial Statements in Item 8 for information regarding our discontinued operations.

Days Sales Outstanding

To calculate days sales outstanding, or DSO, we initially divide quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 49 days at December 31, 2010, which compares to 49 days at September 30, 2010 and 48 days at December 31, 2009.

At December 31, 2010, we were in the process of obtaining the necessary approvals to use the predecessor Medicare and Medicaid provider numbers for the recently acquired Shands and Wuesthoff hospitals and their related health care operations. Throughout this process, we were unable to bill for the services that we provided, which caused our accounts receivable to grow and correspondingly increased our DSO by approximately four days at December 31, 2010. Subsequent to December 31, 2010, we obtained the necessary approvals to bill for our services in respect of the Shands’ hospitals and we started receiving cash collections on the related accounts receivable. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding our recent acquisitions.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that reversals of existing taxable temporary differences, future taxable income and carrybacks will allow us to realize the deferred tax assets that are recognized in our consolidated balance sheets.

Effect of Legislative and Regulatory Action on Liquidity

The Medicare and Medicaid reimbursement programs are subject to change as a result of legislative and regulatory actions. Within the statutory framework of those programs, numerous areas are subject to administrative rulings, interpretations and discretion that could affect payments made to us. In the future, federal and/or state governments might (i) reduce the funds available under those programs to close budget gaps or reduce deficit spending or (ii) require more stringent utilization and quality reviews of hospital facilities, either of which could have a material adverse effect on our future revenue and liquidity. Additionally, the implementation of the Health Care Reform Act, which dramatically affects the financing and delivery of health care services in the United States, and/or the continued prevalence of managed care health plans could have an adverse effect on our future revenue and liquidity. For further discussion of the Health Care Reform Act and its possible impact on our business and results of operations, see “Business – Sources of Revenue” in Item 1 of Part I and “Risk Factors” in Item 1A of Part I.

Capital Resources

Senior Secured Credit Facilities.  Our variable rate senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the end of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement; however, no such payment is required for the year ended December 31, 2010. Our mandatory principal payments under the Credit Facilities for the year ending December 31, 2011 are approximately $25.8 million. Throughout the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. During the three months ended December 31, 2010, we did not borrow under the Revolving Credit Agreement. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for the seven-year term of the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. See Note 5 to the Consolidated Financial Statements in Item 8 regarding the estimated fair value of our interest rate swap contract. At December 31, 2010, approximately $266.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.1% on both December 31, 2010 and February 18, 2011).

Although there were no amounts outstanding under the Revolving Credit Agreement on February 18, 2011, standby letters of credit in favor of third parties of approximately $49.5 million reduced the amount available for borrowing thereunder to $450.5 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.1% on February 18, 2011.

We intend to fund the Term Loan’s quarterly principal and interest payments and mandatory Excess Cash Flow payments, if any, with available cash balances, cash provided by operating activities and/or borrowings under the Revolving Credit Agreement.

Demand Promissory Note. We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest will be immediately due and payable upon the bank’s written demand. We did not borrow under this credit facility during the three months ended December 31, 2010. The demand promissory note’s effective interest rate on February 18, 2011 was approximately 2.3%; however, there were no amounts outstanding thereunder on such date.

Debt Covenants

The Credit Facilities and the indentures governing our convertible debt securities and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At December 31, 2010, we were in compliance with all of the covenants contained in those debt agreements. The table below summarizes certain key financial covenants under the Credit Facilities and our corresponding actual performance as of and for the year ended December 31, 2010. We believe that these financial covenants and the related ratios are important because they provide us with information about our ability to: (i) service our existing debt obligations; (ii) incur new debt or borrow under the Revolving Credit Agreement; and (iii) maintain good relationships with our lenders. The methodologies used to determine these ratios can be found at Exhibit 99.1 to our Current Report on Form 8-K/A that was filed on July 8, 2009.

	Requirement	Actual

Minimum required consolidated interest coverage ratio	2.75 to 1.00	3.40 to 1.00

Maximum permitted consolidated leverage ratio	4.80 to 1.00	4.14 to 1.00

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

Standby Letters of Credit

As of February 18, 2011, we maintained approximately $49.5 million of standby letters of credit in favor of third parties with various expiration dates through January 21, 2012. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that capital expenditures for property, plant and equipment will range from 4.5% to 5.5% of our net revenue for the year ending December 31, 2011, which is within the capital expenditure limitations of the Credit Facilities. As of December 31, 2010, we had started: (i) construction of a hospital to replace Madison County Medical Center in Canton, Mississippi; (ii) several hospital renovation and expansion projects; and (iii) certain information technology hardware and software upgrades. Additionally, we estimate that the remaining cost to build and equip a replacement hospital for Walton Regional Medical Center in Monroe, Georgia will range from $40 million to $45 million. We are currently obligated to complete construction of this replacement hospital no later than December 31, 2012. We do not believe that any of our construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

Part of our strategic business plan calls for us to acquire hospitals and other ancillary health care businesses that are aligned with our business model, available at a reasonable price and otherwise meet our strict acquisition criteria. We fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof.

Divestitures of Idle Property

As more fully discussed at Note 10 to the Consolidated Financial Statements in Item 8, we intend to sell (i) Gulf Coast Medical Center, formerly a general acute care hospital in Biloxi, Mississippi that we closed on January 1, 2008, and (ii) the Woman’s Center at Dallas Regional Medical Center, formerly a specialty women’s hospital in Mesquite, Texas that we closed on June 1, 2008. However, the timing of such divestitures has not yet been determined. We intend to use the proceeds from the sales of these closed hospitals for general business purposes.

Contractual Obligations and Off-Balance Sheet Arrangements

Except as set forth in the table below, we do not have any off-balance sheet arrangements.

As of December 31, 2010, we had recorded approximately: (i) $215.5 million as a liability for our interest rate swap contract; (ii) $201.5 million for redeemable equity securities; and (iii) $45.0 million as a liability for unrecognized income tax benefits and related interest and penalties. We excluded these amounts from the table below due to the uncertainty of the amounts to be paid, if any, as well as the timing of such payments. We also excluded $180.9 million of professional liability risk reserves (including $53.4 million in current liabilities) from the table below because we do not characterize such reserves as contractual obligations and the unpaid settled claim amount at December 31, 2010 was not significant.

As of December 31, 2010, contractual obligations for each of the next five years ending December 31 and thereafter (including principal and interest) and other commitments are summarized in the table below. Interest rates at December 31, 2010 were used in the table to estimate interest payments on variable rate debt.

	Payments Due by Year Ending December 31,
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter
	(in thousands)

Long-term debt (a)	$211,769	$211,887	$209,526	$2,542,736	$25,024	$411,752
Capital leases	11,590	7,059	5,842	5,390	5,375	82,031
Operating leases (b)	96,895	83,962	65,161	44,157	32,525	97,159
Physician commitments (c)	9,489	780	—	—	—	—
Other	200	200	200	200	200	800

Total contractual obligations	$329,943	$303,888	$280,729	$2,592,483	$63,124	$591,742

Other Commitments Not Recorded on our Consolidated Balance Sheet	Commitment Expiration by Year Ending December 31,
	2011	2012	2013	2014	2015	Thereafter
	(in thousands)

Letters of credit (d)	$49,508	$—	$—	$—	$—	$—
Physician commitments (c)	18,458	1,151	—	—	—	—
Other (e)	32,491	21,833	1,000	—	—	—

Total commitments	$100,457	$22,984	$1,000	$—	$—	$—

(a)	For purposes of the above table, we assumed that we would repurchase our 3.75% Convertible Senior Subordinated Notes due 2028 on May 1, 2014 because the noteholders can unilaterally exercise their contractual right to require us to repurchase some or all of their notes on such date.
(b)	Amounts relate to obligations under operating leases for real property, real property master leases and equipment. The real property master leases are leases for buildings near our hospitals for which we guarantee a certain level of rental income to the owners of the property. We sublease space in these buildings to unrelated third parties. Future operating lease obligations are not recorded in our consolidated balance sheets.
(c)	See Note 1(e) and Note 11 to the Consolidated Financial Statements in Item 8 for information regarding physician and physician group guarantees and commitments.
(d)	Amount relates to outstanding letters of credit that principally serve as security for our workers’ compensation self-insurance program and deposits for certain utility companies.
(e)	Other includes construction costs to build replacement hospitals for Walton Regional Medical Center in Monroe, Georgia and Madison County Medical Center in Canton, Mississippi, purchase commitments for supplies and other miscellaneous commitments.

Impact of Inflation

The health care industry is labor intensive and subject to wage and related employee benefit expense increases, especially during periods of inflation and when there exists a shortage of skilled labor. A skilled nursing staff shortage throughout the health care industry has existed for the past several years and has caused nursing salaries to increase. We have addressed our nursing staff needs by increasing wages, improving hospital working conditions and fostering relationships with local nursing schools. We do not believe that the inflationary trend in nursing salaries or the nursing shortage will have an adverse effect on our results of operations.

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

Pursuant to the requirements of the agreements underlying the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract, which provides for us to pay a fixed interest rate of 6.7445% on the notional amount of the interest rate swap contract for the seven-year term of the Term Loan. Because approximately $266.6 million of the Term Loan was not covered by our interest rate swap contract on December 31, 2010, we were exposed to interest rate fluctuations. The interest rates on substantially all of our other long-term debt, including capital lease obligations, at December 31, 2010 were fixed and, accordingly, a hypothetical 10% change in interest rates would not have a material impact on us but increases in interest rates would correspondingly increase our interest expense associated with any future borrowings.

As of December 31, 2010, the estimated fair value and carrying amount of our fixed rate debt, including capital lease obligations, were approximately $2,757.1 million and $2,751.9 million, respectively. Additionally, both the estimated fair value and carrying amount of our variable rate debt were $266.6 million on such date.

The table below summarizes principal cash flows and weighted average interest rates by expected maturity dates for our long-term debt and capital lease obligations that were outstanding at December 31, 2010.

	Years Ending December 31,
	2011	2012	2013	2014		2015	Thereafter	Totals
	(in thousands, except interest rates)

Fixed rate long-term debt, including capital leases	$34,745	$32,192	$31,155	$2,136,460		$2,465	$438,743	$2,675,760
Weighted average interest rates	6.7%	6.7%	6.7%	6.7%		7.0%	6.2%	6.7%
Fixed rate convertible long-term debt	—	—	—	$91,450	(a)	—	—	$91,450
Weighted average interest rates	—	—	—	3.8%		—	—	3.8%
Variable rate long-term debt	—	—	—	$266,559		$—	—	$266,559
Weighted average interest rates	—	—	—	2.1	% (b)		—	2.1%

(a)	For purposes of the above table, we assumed that we would repurchase our 3.75% Convertible Senior Subordinated Notes due 2028 on May 1, 2014 because the noteholders can unilaterally exercise their contractual right to require us to repurchase some or all of their notes on such date.
(b)	The interest rate on the portion of the Term Loan that is not covered by the interest rate swap contract is the LIBOR rate plus 1.75%.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Health Management Associates, Inc.

We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Miami, Florida

February 24, 2011

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008

Net revenue	$5,114,997	$4,556,809	$4,301,664

Operating expenses:
Salaries and benefits	2,026,386	1,788,727	1,770,887
Supplies	705,499	639,728	588,244
Provision for doubtful accounts	627,702	556,359	481,096
Depreciation and amortization	244,754	237,534	228,747
Rent expense	123,723	101,751	88,709
Other operating expenses	896,786	791,820	750,481

Total operating expenses	4,624,850	4,115,919	3,908,164

Income from operations	490,147	440,890	393,500

Other income (expense):
Gains on sales of assets, net (see Note 4)	711	1,244	167,215
Interest and other income, net	8,086	3,752	416
Interest expense	(211,673)	(217,941)	(245,405)
Gains on early extinguishment of debt, net	-	16,202	15,194
Write-offs of deferred financing costs	-	(444)	(1,497)

Income from continuing operations before income taxes	287,271	243,703	329,423
Provision for income taxes	(101,223)	(82,721)	(118,102)

Income from continuing operations	186,048	160,982	211,321
Income (loss) from discontinued operations, including gains/losses on disposals, net of income taxes (see Notes 4 and 10)	(13,800)	2,959	(27,164)

Consolidated net income	172,248	163,941	184,157
Net income attributable to noncontrolling interests	(22,179)	(25,759)	(16,008)

Net income attributable to Health Management Associates, Inc.	$150,069	$138,182	$168,149

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.66	$0.55	$0.80
Discontinued operations	(0.05)	0.01	(0.11)

Net income	$0.61	$0.56	$0.69

Diluted
Continuing operations	$0.65	$0.55	$0.80
Discontinued operations	(0.05)	0.01	(0.11)

Net income	$0.60	$0.56	$0.69

Weighted average number of shares outstanding:
Basic	248,272	245,381	243,307

Diluted	251,106	246,965	244,671

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$101,812	$106,018
Available-for-sale securities	57,327	36,585
Accounts receivable, less allowances for doubtful accounts of $495,486 and $455,705 at December 31, 2010 and 2009, respectively	759,131	656,171
Supplies, at cost (first-in, first-out method)	137,925	115,433
Prepaid expenses	47,238	39,335
Prepaid and recoverable income taxes	44,961	58,852
Restricted funds	39,684	45,431
Assets of discontinued operations	4,994	54,138

Total current assets	1,193,072	1,111,963

Property, plant and equipment:
Land and improvements	201,378	177,850
Buildings and improvements	2,431,990	2,235,392
Leasehold improvements	216,839	187,718
Equipment	1,342,249	1,226,172
Construction in progress	99,645	55,086

	4,292,101	3,882,218
Accumulated depreciation and amortization	(1,627,460)	(1,416,470)

Net property, plant and equipment	2,664,641	2,465,748

Restricted funds	51,067	38,848
Goodwill	913,084	884,979
Deferred charges and other assets	88,221	102,561

Total assets	$4,910,085	$4,604,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$172,501	$141,143
Accrued payroll and related taxes	83,286	80,277
Accrued expenses and other liabilities	226,125	213,525
Due to third party payors	11,921	11,986
Deferred income taxes	27,052	42,977
Current maturities of long-term debt and capital lease obligations	34,745	35,989

Total current liabilities	555,630	525,897

Deferred income taxes	157,177	133,451
Long-term debt and capital lease obligations, less current maturities	2,983,719	3,004,672
Interest rate swap contract	215,473	197,827
Other long-term liabilities	263,113	198,159

Total liabilities	4,175,112	4,060,006

Redeemable equity securities	201,487	182,473

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	-	-
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 250,880 shares and 248,517 shares issued at December 31, 2010 and 2009, respectively	2,509	2,485
Accumulated other comprehensive income (loss), net of income taxes	(131,124)	(120,242)
Additional paid-in capital	123,040	96,531
Retained earnings	526,470	376,401

Total Health Management Associates, Inc. stockholders’ equity	520,895	355,175
Noncontrolling interests	12,591	6,445

Total stockholders’ equity	533,486	361,620

Total liabilities and stockholders’ equity	$4,910,085	$4,604,099

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Health Management Associates, Inc.
			Accumulated
			Other	Additional			Non-	Total
	Common Stock		Comprehensive	Paid-in	Retained	Treasury	controlling	Stockholders’
	Shares	Par Value	Income (Loss), net	Capital	Earnings	Stock	Interests	Equity
Balances at January 1, 2008	277,184	$2,772	$(57,860)	$615,012	$70,070	$(559,075)	$917	$71,836

Comprehensive income:
Net income	-	-	-	-	168,149	-	16,008	184,157
Unrealized gains (losses) on available-for-sale securities, net	-	-	(1,256)	-	-	-	-	(1,256)
Change in fair value of interest rate swap contract, net	-	-	(110,798)	-	-	-	-	(110,798)

Total comprehensive income ($56,095 and $16,008 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)								72,103
Sale of convertible debt securities, net	-	-	-	34,009	-	-	-	34,009
Issuances of deferred stock and restricted stock and related tax matters	1,355	13	-	(2,467)	-	-	-	(2,454)
Stock-based compensation expense	-	-	-	18,226	-	-	-	18,226
Forfeited restricted stock dividends	-	-	-	2,326	-	-	-	2,326
Treasury stock retirement	(34,318)	(343)	-	(558,732)	-	559,075	-	-
Investments by noncontrolling shareholders	-	-	-	-	-	-	92,458	92,458
Distributions to noncontrolling shareholders	-	-	-	-	-	-	(2,693)	(2,693)

Balances at December 31, 2008	244,221	2,442	(169,914)	108,374	238,219	-	106,690	285,811

Comprehensive income:
Net income	-	-	-	-	138,182	-	25,759	163,941
Unrealized gains (losses) on available-for-sale securities, net	-	-	1,351	-	-	-	-	1,351
Change in fair value of interest rate swap contract, net	-	-	48,321	-	-	-	-	48,321

Total comprehensive income ($187,854 and $25,759 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)								213,613
Exercises of stock options and related tax matters	1,632	16	-	10,734	-	-	-	10,750
Issuances of deferred stock and restricted stock and related tax matters	2,664	27	-	(1,376)	-	-	-	(1,349)
Stock-based compensation expense	-	-	-	10,867	-	-	-	10,867
Distributions to noncontrolling shareholders	-	-	-	-	-	-	(29,227)	(29,227)
Incremental costs of certain transactions with noncontrolling shareholders	-	-	-	(1,054)	-	-	-	(1,054)
Restructuring of a joint venture with Novant Health, Inc., net (see Note 4)	-	-	-	(31,014)	-	-	(28,206)	(59,220)
Reclassification to redeemable equity securities	-	-	-	-	-	-	(68,571)	(68,571)

Balances at December 31, 2009	248,517	2,485	(120,242)	96,531	376,401	-	6,445	361,620

Comprehensive income:
Net income	-	-	-	-	150,069	-	22,179	172,248
Unrealized gains (losses) on available-for-sale securities, net	-	-	221	-	-	-	-	221
Change in fair value of interest rate swap contract, net	-	-	(11,103)	-	-	-	-	(11,103)

Total comprehensive income ($139,187 and $22,179 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)								161,366
Exercises of stock options and related tax matters	1,094	11	-	11,328	-	-	-	11,339

Issuances of deferred stock and restricted stock and related tax matters	1,269	13	-	(3,185)	-	-	-	(3,172)
Stock-based compensation expense	-	-	-	18,366	-	-	-	18,366
Distributions to noncontrolling shareholders	-	-	-	-	-	-	(19,598)	(19,598)
Noncontrolling shareholder interest in an acquired business	-	-	-	-	-	-	3,565	3,565

Balances at December 31, 2010	250,880	$2,509	$(131,124)	$123,040	$526,470	$-	$12,591	$533,486

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Consolidated net income	$172,248	$163,941	$184,157
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	251,464	244,334	242,483
Provision for doubtful accounts	627,702	556,359	481,096
Stock-based compensation expense	18,366	10,867	18,226
Gains on sales of assets, net	(711)	(1,244)	(167,215)
Gains on sales of available-for-sale securities, net	(4,328)	(1,384)	-
Other-than-temporary charge for available-for-sale securities	-	-	6,165
Long-lived asset impairment charge	-	-	921
Gains on early extinguishment of debt, net	-	(16,202)	(15,194)
Write-offs of deferred financing costs	-	444	1,497
Deferred income tax expense	20,311	90,467	111,195
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(735,334)	(598,286)	(506,930)
Supplies	(14,213)	(3,843)	(6,380)
Prepaid expenses	(6,373)	(401)	(4,457)
Prepaid and recoverable income taxes and income taxes payable	31,194	665	34,281
Deferred charges and other long-term assets	5,621	(12,005)	(4,673)
Accounts payable	31,657	(21,220)	32,330
Accrued expenses and other liabilities	26,999	27,824	(19,846)
Equity compensation excess income tax benefits	(1,278)	(218)	-
(Income) loss from discontinued operations, net	13,800	(2,959)	27,164

Net cash provided by continuing operating activities	437,125	437,139	414,820

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	(191,454)	(138,764)	(8,526)
Additions to property, plant and equipment	(209,439)	(199,474)	(209,919)
Proceeds from sales of assets and insurance recoveries	3,150	5,448	15,271
Proceeds from sales of discontinued operations	26,360	-	18,166
Purchases of available-for-sale securities	(921,724)	(86,527)	-
Proceeds from sales of available-for-sale securities	904,881	50,000	-
Decrease (increase) in restricted funds, net	(5,758)	11,590	14,510

Net cash used in continuing investing activities	(393,984)	(357,727)	(170,498)

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from financing activities:
Net proceeds from long-term borrowings	$-	$38,000	$244,471
Principal payments on debt and capital lease obligations	(40,147)	(127,218)	(452,349)
Repurchases of convertible debt securities in the open market	-	(67,714)	(314,338)
Proceeds from exercises of stock options	7,469	9,699	-
Cash received from noncontrolling shareholders, net of certain costs	2,547	54,796	327,655
Cash payments to noncontrolling shareholders	(20,630)	(35,377)	(4,285)
Payments of financing costs	-	-	(350)
Equity compensation excess income tax benefits	1,278	218	-

Net cash used in continuing financing activities	(49,483)	(127,596)	(199,196)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(6,342)	(48,184)	45,126
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	3,238	12,030	(19,332)
Investing activities	(1,102)	(1,029)	(5,618)
Financing activities	-	(413)	(549)

Net increase (decrease) in cash and cash equivalents	(4,206)	(37,596)	19,627
Cash and cash equivalents at the beginning of the year	106,018	143,614	123,987

Cash and cash equivalents at the end of the year	$101,812	$106,018	$143,614

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$204,576	$204,718	$240,180

Income taxes	$69,443	$32,124	$31,174

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1.	Business and Summary of Significant Accounting Policies

Health Management Associates, Inc. by and through its subsidiaries (collectively, the “Company”) provides health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of December 31, 2010, the Company operated 59 hospitals in fifteen states with a total of 8,864 licensed beds. At such date, twenty-three and nine of the Company’s hospitals were located in Florida and Mississippi, respectively. See Note 13 for activity subsequent to December 31, 2010.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of the Company’s discontinued operations, which are identified at Note 10.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in the consolidated financial statements have been reclassified in the prior years to conform to the current year presentation. Such reclassifications primarily related to discontinued operations, which are discussed at Note 10.

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

For consolidation and variable interest entity disclosure purposes, management evaluates circumstances where the Company has ownership, contractual or other financial interests that may result in its (i) ability to direct the activities of an entity that most significantly impact such entity’s economic performance and/or (ii) obligation to absorb the losses of, or the right to receive the benefits from, an entity that could potentially be significant to that entity; however, no such arrangements that would be material to the Company’s consolidated financial position or results of operations have been identified.

b.	Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company’s cash equivalents primarily consist of investment grade financial instruments.

c.	Available-for-sale securities

The Company’s mutual fund investments have been designated by management as available-for-sale securities, as that term is defined by GAAP. The estimated fair values of such securities are based on quoted market prices. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income, net of income taxes. Periodically, management performs an evaluative assessment of individual securities to determine whether declines in fair value are other-than-temporary. Management considers various quantitative, qualitative and judgmental factors when performing its evaluation, including, but not limited to, the nature of the security being analyzed and the length of time and extent to which a security’s fair value is below its historical cost. The weighted average cost method is used to calculate the historical cost basis of securities that are sold. Also, see Note 1(p) and Note 5.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

d.	Property, plant and equipment

Property, plant and equipment are stated at cost and include major expenditures that extend an asset’s useful life. Ordinary repair and maintenance costs (e.g., medical equipment adjustments, painting, cleaning, etc.) are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the underlying assets. Estimated useful lives for buildings and improvements range from twenty to forty years and for equipment range from three to ten years. Leasehold improvements, capital lease assets and other assets of a similar nature are amortized on a straight-line basis over the shorter of the term of the respective lease or the useful life of the underlying asset. Depreciation expense was approximately $209.8 million, $205.3 million and $209.2 million during the years ended December 31, 2010, 2009 and 2008, respectively.

e.	Deferred financing costs, goodwill and long-lived assets

Deferred Financing Costs. Deferred charges and other assets include deferred financing costs that are being amortized over the estimated economic life of the related debt using the effective interest method. A rollforward of the Company’s deferred financing costs is presented in the table below (in thousands).

	Years Ended December 31,
	2010	2009	2008

Balances at the beginning of the year	$48,515	$50,520	$48,278
Issuances of long-term debt	-	-	4,587
Principal payments of long-term debt in advance of original scheduled maturities	-	(444)	(1,497)
Repurchases of convertible debt securities	-	(1,561)	(848)

Balances at the end of the year	$48,515	$48,515	$50,520

Accumulated amortization of deferred financing costs was approximately $27.9 million and $20.8 million at December 31, 2010 and 2009, respectively. Amortization of deferred financing costs was $7.1 million, $7.6 million and $9.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. Future amortization of deferred financing costs is expected to approximate $7.0 million per annum during the two-year period ending December 31, 2012 and $5.9 million, $0.6 million and $0.1 million for the years ending December 31, 2013, 2014 and 2015, respectively.

Goodwill. GAAP calls for goodwill (i.e., the excess of cost over acquired net assets) and intangible assets with indefinite useful lives to be tested for impairment annually and whenever circumstances indicate that a possible impairment might exist. When performing the impairment test, management initially compares the estimated fair values of each reporting unit’s net assets, including allocated home office net assets, to the corresponding carrying amounts on the Company’s consolidated balance sheet. The estimated fair values of the Company’s reporting units are determined using a market approach methodology based on net revenue multiples. Management also considers a valuation methodology using discounted cash flows and a market approach valuation methodology based on comparable transactions. If the estimated fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, management determines the implied fair value of the reporting unit’s goodwill, compares such fair value to the corresponding carrying amount and, if necessary, records a goodwill impairment charge. Reporting units are one level below the operating segment level (see Note 1(m)). However, after consideration of the relevant GAAP aggregation rules, management determined that the Company’s goodwill impairment testing should be performed at the divisional operating level. Goodwill is discretely allocated to the Company’s reporting units (i.e., each hospital’s goodwill is included as a component of the aggregate reporting unit goodwill being evaluated during the impairment analysis). There were no goodwill impairment charges to continuing operations during the years ended December 31, 2010, 2009 and 2008.

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

Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value, less costs to sell. The estimates of fair value are based on recent sales of similar assets, market analyses, pending disposition transactions and market responses based on discussions with, and offers received from, potential buyers.

The Company recognized a long-lived asset impairment charge of approximately $0.9 million in continuing operations during the year ended December 31, 2008. Such impairment charge, which was included in other operating expenses, was the result of the termination of a capital project. There were no long-lived asset impairment charges that were material to the Company’s continuing operations during the years ended December 31, 2010 and 2009. During the years ended December 31, 2010, 2009 and 2008, the Company recorded long-lived asset and goodwill impairment charges of $8.4 million, $4.6 million and $38.0 million, respectively, in discontinued operations (see Note 10).

Physician and Physician Group Guarantees. Deferred charges and other assets include estimated physician and physician group guarantee costs, which aggregated approximately $60.7 million and $67.5 million at December 31, 2010 and 2009, respectively. Such amounts are being amortized over the required service periods of the underlying contractual arrangements. The corresponding accumulated amortization was $30.9 million and $32.9 million at December 31, 2010 and 2009, respectively. Amortization expense related to estimated physician and physician group guarantee costs was $21.7 million, $21.3 million and $15.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. Based on the December 31, 2010 balances, future amortization expense is expected to be $17.1 million, $9.6 million and $3.1 million during the years ending December 31, 2011, 2012 and 2013, respectively. See Note 11 for further information regarding physician and physician group guarantees.

f.	Net revenue and cost of revenue

The Company records gross patient service charges on the accrual basis in the period that the services are rendered. Net revenue represents gross patient service charges less provisions for contractual adjustments. Approximately 41%, 41% and 40% of net revenue during the years ended December 31, 2010, 2009 and 2008, respectively, related to services rendered to patients covered by Medicare and various state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges and, therefore, provisions for contractual adjustments are made to reduce patient charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit and, accordingly, the Company periodically provides reserves for the adjustments that may ultimately result therefrom. Such adjustments were not material to the Company’s consolidated results of operations during the years presented herein. Laws, rules and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, estimates recorded in the consolidated financial statements and disclosed in the accompanying notes may change in the future and such changes in estimates, if any, will be recorded in the Company’s operating results in the period they are identified by management. Revenue and receivables from government programs are significant to the Company’s operations; however, management does not believe that there are substantive credit risks associated with such programs. There are no other concentrations of revenue or accounts receivable with any individual payor that subject the Company to significant credit or other risks.

Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

Net revenue is presented net of provisions for contractual adjustments and uninsured patient discounts. The Company’s provisions for contractual adjustments were approximately $15,645 million, $12,621 million and $11,184 million during the years ended December 31, 2010, 2009 and 2008, respectively. In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts characterized as charity and indigent care are not recognized in net revenue. The Company maintains a uniform policy whereby patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and the Company’s collection agencies pursue payments on accounts receivable from patients who do not meet such criteria. Management monitors the levels of charity and indigent care provided by the Company’s hospitals and other health care facilities and the procedures employed to identify and account for those patients.

The Company discounts its gross charges to uninsured patients for non-elective procedures by 60% or more. During the years ended December 31, 2010, 2009 and 2008, the Company recorded approximately $793.4 million, $645.9 million and $568.0 million, respectively, of uninsured self-pay patient revenue discounts. In addition to such uninsured patient discounts, foregone charges for charity and indigent care patient services (based on established rates) aggregated $89.5 million, $80.2 million and $81.2 million during the years ended December 31, 2010, 2009 and 2008, respectively.

The presentation of costs and expenses does not differentiate between costs of revenue and other costs because substantially all of the Company’s costs and expenses are related to providing health care services. Furthermore, management believes that the natural classification of expenses is the most meaningful presentation of the Company’s operations.

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

h.	Professional liability claims

Reserves for self-insured professional liability indemnity claims and related expenses are determined using actuarially-based techniques and methodologies. The data used to develop such reserves is based on asserted and unasserted claim information that has been accumulated by the Company’s incident reporting system, historical loss payment patterns and industry trends. Such long-term liabilities have been discounted to their estimated present values. Management selects a discount rate that represents the risk-free interest rate correlating to the period when

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

the claims are projected to be paid. The Company’s discounted reserves at December 31, 2010 and 2009 do not include any amounts for estimated losses that are expected to be covered by reinsurance policies; however, see Note 1(q) for new accounting guidance that the Company will adopt during the quarter ending March 31, 2011.

The reserves for self-insured professional liability claims and expenses are periodically reviewed and adjustments thereto are recorded as more information about claim trends becomes known to management. Adjustments to the reserves are recognized in the Company’s operating results in the period that the change in estimate is identified. See Note 11 for further discussion of the Company’s professional liability risks and related matters.

i.	Self-insured workers’ compensation and health and welfare programs

The Company provides (i) income continuance to, and reimburses certain health care costs of, its disabled employees (collectively, “workers’ compensation”) and (ii) health and welfare benefits to its employees, their spouses and certain beneficiaries. While such employee benefit programs are primarily self-insured, stop-loss insurance policies are maintained in amounts deemed appropriate by management. Nevertheless, there can be no assurances that the amount of stop-loss insurance coverage will be adequate for the Company’s workers’ compensation and health and welfare programs.

The Company records estimated liabilities for both reported and incurred but not reported workers’ compensation and health and welfare claims based on historical loss experience and other information provided by the Company’s third party administrators. The long-term liabilities for workers’ compensation are determined using actuarially-based techniques and methodologies and are discounted to their estimated present values. Management selects a discount rate that represents the risk-free interest rate correlating to the period when such benefits are projected to be paid. The Company’s reserves at December 31, 2010 and 2009 for workers’ compensation and health and welfare benefits do not include any amounts for benefits that are expected to be covered by stop-loss policies; however, see Note 1(q) for new accounting guidance that the Company will adopt during the quarter ending March 31, 2011. Although there can be no assurances, management believes that the liabilities included in the Company’s consolidated financial statements for these self-insured programs are adequate and reasonable. If the actual costs of these programs exceed management’s estimates, the liabilities could be materially adversely affected.

j.	Fair value of financial instruments

GAAP requires certain disclosures regarding the estimated fair values of financial instruments. Cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other liabilities are reflected in the consolidated balance sheets at their estimated fair values primarily due to their short-term nature. The estimated fair values of long-term debt and available-for-sale securities, which are disclosed at Notes 2 and 5, respectively, were determined by reference to quoted market prices. Additionally, see Note 5 regarding the estimated fair values of the Company’s interest rate swap contract, including valuation methods and significant assumptions.

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

Prior to January 1, 2009, the sale of a noncontrolling interest in a consolidated entity resulted in a gain or loss if the earning process was completed, even if control of the entity was retained. Such treatment is no longer permitted under current GAAP. When calculating gains and losses, the Company previously used the historical cost basis of the consolidated entity, including allocated goodwill, if any. Beginning January 1, 2009, (i) the sale of a noncontrolling interest, where control of the affected entity is retained, is treated as an equity transaction and (ii) direct and incremental costs of transactions with noncontrolling shareholders that change the ownership percentage of Health Management Associates, Inc. in a consolidated entity are considered part of the related equity transaction if control is maintained by the parent.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

Redeemable equity securities with redemption features that are not solely within the Company’s control are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. If it is unlikely that a redeemable equity security will ever require redemption (e.g., management does not expect that a triggering contingency will occur, etc.), then subsequent adjustments to the initially recorded amount will only be recognized in the period that a redemption becomes probable.

See Note 4 for further information regarding redeemable equity securities.

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

n.	Discontinued operations

GAAP requires that a component of an entity be reported as discontinued operations if, among other things, such component: (i) has been disposed of or is classified as held for sale; (ii) has operations and cash flows that can be clearly distinguished from the rest of the reporting entity; and (iii) will be eliminated from the ongoing operations of the reporting entity. In the period that a component of the Company meets the abovementioned criteria, its results of operations and cash flows for current and prior periods are reclassified to discontinued operations and the assets and liabilities of the related disposal group are segregated on the consolidated balance sheet. See Note 10 for information regarding the Company’s discontinued operations.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

o.	Legal and other loss contingencies

Management regularly reviews the status of the Company’s legal and regulatory matters and assesses the potential financial exposure. If the potential loss from any claim, lawsuit or regulatory proceeding is considered probable and the amount can be reasonably estimated, the Company records a reserve. Significant judgment is required when determining probability and whether an exposure is reasonably estimable. The actual costs resulting from the final resolution of claims, lawsuits and regulatory matters may vary significantly from management’s estimates because, among other things, estimating such financial exposure requires consideration of substantial uncertainties. Changes in the estimates of financial exposure for legal matters and other loss contingencies could have a material impact on the Company’s consolidated financial position and results of operations. See Note 11 for information regarding the Company’s material legal matters and other loss contingencies.

p.	Comprehensive income

GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. A rollforward of the Company’s accumulated other comprehensive income (loss) is presented in the table below (in thousands).

	Unrealized Gains (Losses) on Available-for-Sale Securities	Interest Rate Swap Contract	Totals
Balances at January 1, 2008, net of income taxes of $38,908	$1,256	$(59,116)	$(57,860)
Unrealized losses on available-for-sale securities, net of income taxes of $2,836	(5,263)	-	(5,263)
Change in fair value of interest rate swap contract, net of income taxes of $74,250	-	(110,798)	(110,798)
Losses reclassified into earnings from other comprehensive income, net of income taxes of $2,158	4,007	-	4,007

Balances at December 31, 2008, net of income taxes of $113,836	-	(169,914)	(169,914)
Unrealized gains on available-for-sale securities, net of income taxes of $735	1,351	-	1,351
Change in fair value of interest rate swap contract, net of income taxes of $37,602	-	48,321	48,321

Balances at December 31, 2009, net of income taxes of $75,499	1,351	(121,593)	(120,242)
Unrealized gains on available-for-sale securities, net of income taxes of $859	1,614	-	1,614
Change in fair value of interest rate swap contract, net of income taxes of $6,543	-	(11,103)	(11,103)
Gains reclassified into earnings from other comprehensive income, net of income taxes of $750	(1,393)	-	(1,393)

Balances at December 31, 2010, net of income taxes of $81,933	$1,572	$(132,696)	$(131,124)

Since its inception, the Company’s interest rate swap contract has been a perfectly effective cash flow hedge instrument that has been used to manage the risk of variable interest rate fluctuation on certain long-term debt. Therefore, changes in its estimated fair value have been recognized as a component of other comprehensive income (loss). See Note 2(a) and Note 5 for further discussion of the interest rate swap contract.

q.	Recent accounting guidance

During August 2010, the Financial Accounting Standards Board approved modifications to certain accounting standards that directly affect health care entities. The first change prohibits health care entities from netting projected insurance recoveries against the related liabilities and/or reserves (e.g., professional liability claims and expenses, workers’ compensation, health and welfare benefits, etc.) in their balance sheets. The second change clarifies that disclosures regarding the level of charity care provided by a health care entity must (i) represent the direct and indirect costs of providing such services and (ii) include a description of the method used to determine those costs. Additionally, disclosures about charity care must now include information regarding any related reimbursements received by a health care entity.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

The modified accounting standards were required to be adopted for fiscal years and interim periods that began after December 15, 2010. Early adoption of such accounting standards was permitted. The charity care disclosure change must be applied on a retrospective basis; however, the accounting change for insurance recoveries may be applied on either a prospective or retrospective basis. The Company will adopt the modified accounting standards during the quarter ending March 31, 2011; however, management does not believe that there will be a material impact to the Company’s consolidated financial statements or the notes thereto.

2.	Long-Term Debt

The table below summarizes the Company’s long-term debt and capital lease obligations (in thousands).

	December 31,
	2010	2009

Revolving credit facilities (a)	$-	$-
Term Loan (a)	2,481,434	2,508,934
Senior Notes, net of discounts of approximately $1,953 and $2,322 at December 31, 2010 and 2009, respectively (b)	398,047	397,678
2028 Notes and 2023 Notes, net of discounts of approximately $13,352 and $16,605 at December 31, 2010 and 2009, respectively (c)	78,098	75,067
Installment notes and other unsecured long-term debt at interest rates ranging from 4.2% to 7.5%, payable through 2025	5,184	6,023
Capital lease obligations (see Note 3)	55,701	52,959

	3,018,464	3,040,661
Less current maturities	(34,745)	(35,989)

Long-term debt and capital lease obligations, less current maturities	$2,983,719	$3,004,672

a.	Revolving Credit Facilities and Related Activities

Senior Secured Credit Facilities. On March 1, 2007, the Company completed a recapitalization of its balance sheet (the “Recapitalization”), which included, among other things, $3.25 billion in new variable rate senior secured credit facilities (the “Credit Facilities”) that closed on February 16, 2007. The Credit Facilities were initially used to fund a special cash dividend of $10.00 per common share and repay all amounts then outstanding under a predecessor revolving credit agreement. As part of the Recapitalization, the Company indefinitely suspended future dividends and common stock repurchases under its $250 million common stock repurchase program.

The Credit Facilities consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Credit Facilities are (i) secured by a significant portion of the Company’s real property, as well as certain other assets, including the Company’s common stock and ownership interests in substantially all of its subsidiaries, and (ii) guaranteed as to payment by the Company’s subsidiaries (other than certain exempted subsidiaries). In effect, almost all of the Company’s assets directly or indirectly collateralize the Credit Facilities, as well as the 6.125% Senior Notes due 2016 and the Demand Note (as described below), both of which rank on a pari passu basis with the Credit Facilities. Amounts outstanding under the Credit Facilities may be repaid at the Company’s option at any time, in whole or in part, without penalty.

The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the end of the agreement. The Company is also required to repay principal under the Term Loan in an amount that can be as much as 50% of its annual Excess Cash Flow, as such term is defined in the loan agreement. Based on the annual Excess Cash Flow generated during the years ended December 31, 2008 and 2007, the Company was required to repay principal of approximately $94.1 million and $47.9 million, respectively. The Company satisfied these Term Loan requirements with principal payments of $18.4 million and $123.6 million during the years ended December 31, 2009 and 2008, respectively. The Company also prepaid $25.0 million of principal under the Term Loan during the year ended December 31, 2009. There was no annual Excess Cash Flow generated during the years ended December 31, 2010 and 2009. In connection with the Company’s annual Excess Cash Flow payments and Term Loan prepayment, $0.4 million and $1.5 million of deferred financing costs were written off during the years ended December 31, 2009 and 2008, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

Throughout the Revolving Credit Agreement’s six-year term, the Company is obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. Although there were no amounts outstanding under the Revolving Credit Agreement on February 18, 2011, standby letters of credit in favor of third parties of approximately $49.5 million reduced the amount available for borrowing thereunder to $450.5 million on such date. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.1% on both December 31, 2010 and February 18, 2011.

The Company can elect whether interest on the Credit Facilities, which is payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above the Company’s selected base rate and is subject to modification in certain circumstances. Additionally, the Company may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the Credit Facilities, the Company entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the Term Loan. Notwithstanding this contractual arrangement, the Company remains ultimately responsible for all amounts due and payable under the Term Loan. Although the Company is exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, management does not anticipate nonperformance because the interest rate swap contract is in a liability position and would require the Company to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for the Company to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At December 31, 2010, approximately $266.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.1% on both December 31, 2010 and February 18, 2011).

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

Demand Promissory Note. On July 14, 2009, the Company executed a $10.0 million secured demand promissory note in favor of a bank (the “Demand Note”). Pursuant to the terms and conditions of the Demand Note, the Company may borrow and repay, on a revolving basis, up to the principal face amount of the note. Such borrowings, if any, will be secured on a pari passu basis with the Credit Facilities. All principal and accrued interest under the Demand Note will be immediately due and payable upon the bank’s written demand. Interest will be payable monthly and determined using the LIBOR Market Index Rate, as that term is defined in the loan agreement, plus 2.0%. Although there were no amounts outstanding on December 31, 2010 and February 18, 2011, the effective interest rate on the Demand Note was approximately 2.3% on both those dates.

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

In connection with the sale of the Senior Notes, the Company entered into an indenture that governs such notes. The Senior Notes (and such other debt securities that may be issued from time to time under the indenture) are subject to certain covenants, which include, among other things, limitations and restrictions on: (i) the incurrence of debt secured by liens against the Company and its subsidiaries; (ii) the incurrence of subsidiary debt; (iii) sale and lease-back transactions; and (iv) certain consolidations, mergers and transfers of assets. Each of the aforementioned limitations and restrictions are subject to certain contractual exceptions. The Senior Note indenture also contains customary events of default and related cure provisions.

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

Upon the occurrence of certain events, which are described below, the 2028 Notes become convertible into cash and, in select situations, shares of the Company’s common stock at a predetermined conversion rate that is subject to mandatory adjustment in some circumstances. The 2028 Notes are convertible at the option of the holders at the applicable “Conversion Rate” on any day prior to the scheduled trading day immediately preceding November 1, 2027 under the following circumstances: (i) if during any fiscal quarter the last reported sales price of the Company’s common stock for at least twenty trading days during the period of thirty consecutive trading days ending on the last trading day of the previous fiscal quarter is greater than or equal to 130% of the “Conversion Price” per share of the Company’s common stock on each such trading day; (ii) if the Company calls the 2028 Notes for redemption; (iii) if during the five business-day period after any five consecutive trading day period (i.e., the measurement period) in which the trading price per note for each day of the measurement period is less than 98% of the product of the last reported sales price of the Company’s common stock and the applicable Conversion Rate on each such day; or (iv) upon the occurrence of specified transactions, including, among other things, certain distributions to the Company’s stockholders. The 2028 Notes are also convertible at the option of the noteholders at any time from November 1, 2027 through the third scheduled trading day immediately preceding their maturity date.

Upon the issuance of the 2028 Notes, the Conversion Rate was initially set at 85.034 shares of the Company’s common stock per $1,000 principal amount of such notes. The corresponding Conversion Price was initially set at $11.76 per share of the Company’s common stock. Both the Conversion Rate and the Conversion Price are subject to mandatory adjustment upon the occurrence of certain events that are identified in the indenture governing the 2028 Notes. Noteholders are entitled to receive additional shares or cash upon the conversion of their notes if (i) the volume-weighted average price of the Company’s common stock during an Observation Period, as such term is defined in the indenture governing the 2028 Notes, is greater than the Conversion Price or (ii) certain Fundamental Changes occur prior to May 1, 2014. The 2028 Notes are subject to various covenants that are described in the indenture. The indenture also contains customary events of default and related cure provisions.

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

When the 2028 Notes were originally issued, the Company recorded a debt discount of approximately $58.1 million and an after-tax increase to additional paid-in capital of $34.0 million. The outstanding 2028 Notes at December 31, 2010 (principal face amount of $91.4 million) were recorded net of debt discounts of $13.4 million. The Company is amortizing the debt discount over a remaining period of 3.3 years using an effective interest rate of approximately 8.8%. The Company recorded interest expense of $7.0 million, $7.8 million and $10.6 million on the 2028 Notes during the years ended December 31, 2010, 2009 and 2008, respectively.

2023 Notes. On July 29, 2003 and August 8, 2003, the Company sold an aggregate of $575.0 million of principal face amount 1.50% Convertible Senior Subordinated Notes due 2023 (the “2023 Notes”). The 2023 Notes were sold at their principal face amount, plus accrued interest, which resulted in net proceeds to the Company of approximately $563.5 million. As discussed below, all of the 2023 Notes have been repurchased by the Company.

Pursuant to the original indenture governing the 2023 Notes, the Company paid interest at 1.50% per annum of the principal face amount of the 2023 Notes. Effective June 30, 2006, the Company entered into the Third Supplemental Indenture with respect to the 2023 Notes, which required the Company to make additional cash payments to the noteholders equal to 2.875% per annum of the principal face amount of the 2023 Notes.

During the year ended December 31, 2008, the Company used the net proceeds from the sale of the 2028 Notes and cash on hand to repurchase $292.0 million of the then outstanding principal face amount 2023 Notes. Such notes were repurchased in the open market at 100% of their principal face amount, plus accrued and unpaid interest. In connection with the 2023 Note repurchases, the Company recorded losses on the early extinguishment of debt of approximately $0.7 million.

Holders of the 2023 Notes had the right to require the Company to repurchase all or a portion of their notes on August 1, 2008 for a cash purchase price equal to 100% of the principal face amount of such notes, plus accrued and unpaid interest. As a result, the Company was required to repurchase substantially all of the then outstanding 2023 Notes on such date for approximately $288.7 million. The holders of 2023 Notes with a principal face value of $0.2 million did not require the Company to repurchase their notes and, accordingly, those notes remained outstanding until the Company exercised its right to redeem them in August 2010. The Company paid $0.2 million for such redemption, which yielded no gain or loss on the early extinguishment of debt.

Since the 2023 Notes were originally issued, the Company has recorded after-tax increases to additional paid-in capital aggregating approximately $25.8 million. The Company recorded interest expense of $14.5 million on the 2023 Notes during the year ended December 31, 2008. Interest expense on the 2023 Notes during the years ended December 31, 2010 and 2009 was nominal.

Other. The estimated fair values of the Company’s long-term debt instruments, determined by reference to quoted market prices, are summarized in the table below (in thousands).

	December 31,
	2010	2009

2028 Notes	$109,543	$94,021
2023 Notes	-	228
Senior Notes	405,000	375,000
Term Loan	2,448,211	2,371,947

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

At December 31, 2010, the Company was in compliance with all of the covenants contained in its debt agreements. Moreover, at such date, the Company had reserved a sufficient number of shares of its common stock to satisfy the potential conversion of some or all of the 2028 Notes.

Capitalized interest was approximately $2.7 million, $4.8 million and $4.2 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Scheduled maturities of long-term debt, exclusive of capital lease obligations, for the next five years ending December 31 and thereafter are summarized in the table below (in thousands).

2011	$26,976
2012	28,627
2013	28,650
2014	2,492,295
2015	193
Thereafter	401,327

$2,978,068

For purposes of the above table, it was assumed that the 2028 Notes will be repurchased on May 1, 2014 because the noteholders can unilaterally exercise their contractual rights to require the Company to repurchase some or all of their notes on such date.

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

	Operating			Capital
	Real Property	Real Property Master Leases	Equipment	Real Property and Equipment	Totals

2011	$31,063	$16,058	$49,774	$11,590	$108,485
2012	26,174	15,834	41,954	7,059	91,021
2013	20,875	13,961	30,325	5,842	71,003
2014	17,957	10,443	15,757	5,390	49,547
2015	15,597	10,109	6,819	5,375	37,900
Thereafter	58,826	31,434	6,899	82,031	179,190

Total minimum payments	$170,492	$97,839	$151,528	117,287	$537,146

Less amounts representing interest				(61,586)

Present value of minimum lease payments				$55,701

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

Including acquisition transactions, the Company entered into capital leases for real property and equipment of approximately $12.6 million, $3.0 million and $17.1 million during the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense pertaining to property, plant and equipment under capital lease arrangements is included with depreciation and amortization expense in the consolidated statements of income.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Leases (continued)

The table below summarizes the Company’s assets under capital lease arrangements and other assets that are directly related to the Company’s leasing activities (e.g., leasehold improvements, etc.), including a non-cash real property addition of approximately $22.5 million at one of the Company’s hospitals during the year ended December 31, 2010.

	December 31,
	2010	2009
	(in thousands)

Property, plant and equipment under capital lease arrangements and other capitalized assets relating to leasing activities	$1,150,851	$1,053,190
Accumulated depreciation and amortization	(547,404)	(491,564)

Net book value	$603,447	$561,626

4.	Acquisitions, Divestitures, Joint Ventures and Other Activity

Acquisition Activity. The acquisitions described below were in furtherance of that portion of the Company’s business strategy that calls for the acquisition of hospitals and other ancillary health care businesses in rural and non-urban areas. The Company’s acquisitions are financed using a combination of cash on hand, proceeds from sales of available-for-sale securities and borrowings under revolving credit agreements.

2010 Acquisitions. Effective July 1, 2010, certain subsidiaries of the Company acquired from Shands HealthCare a 60% equity interest in each of the following general acute care hospitals and certain related health care operations: (i) 99-bed Shands Lake Shore hospital in Lake City, Florida; (ii) 15-bed Shands Live Oak hospital in Live Oak, Florida; and (iii) 25-bed Shands Starke hospital in Starke, Florida. Shands HealthCare or one of its affiliates continues to hold a 40% equity interest in each of these hospitals and any related health care operations. The purchase price for the Company’s 60% interests in these three hospitals was approximately $21.5 million in cash, excluding transaction-related costs. One of the Company’s subsidiaries also entered into a lease extension in respect of Shands Lake Shore hospital whereby future lease payments through June 30, 2040 will aggregate $16.0 million. Under the related operating agreements, Shands HealthCare may require the Company to purchase its 40% equity interest in one or more of the three abovementioned hospitals if the Company experiences a change of control. The purchase price in this regard would be set at the fair market value of the equity interests being acquired.

Effective October 1, 2010, certain subsidiaries of the Company acquired from Wuesthoff Health Systems, Inc. the following general acute care hospitals and certain related health care operations: (i) 298-bed Wuesthoff Medical Center in Rockledge, Florida; and (ii) 115-bed Wuesthoff Medical Center in Melbourne, Florida. The purchase price for this acquisition was approximately $152.0 million in cash, excluding transaction-related costs.

During the year ended December 31, 2010, certain subsidiaries of the Company acquired six ancillary health care businesses, including one in which the Company held a pre-acquisition minority equity interest, through: (i) the issuance of subsidiary equity securities valued at approximately $3.1 million; (ii) the payment of cash consideration of $18.0 million; and (iii) the assumption of a capital lease agreement.

2009 Acquisitions. Effective December 1, 2009, certain subsidiaries of the Company acquired the Sparks Health System in Fort Smith, Arkansas, which included, among other things, a 492-bed general acute care hospital, physician practices and other related health care operations. The purchase price for this acquisition was approximately $138.2 million in cash, excluding transaction-related costs.

Effective September 30, 2009, a subsidiary of the Company issued equity securities valued at approximately $9.2 million to acquire certain ancillary health care businesses.

Other. The Company’s acquisitions are accounted for using the purchase method of accounting. The Company uses estimated exit price fair values as of the date of acquisition to (i) allocate the related purchase price to the assets acquired and liabilities assumed and (ii) record noncontrolling interests. The Company recorded incremental goodwill during the years ended December 31, 2010 and 2009 because, in certain of the abovementioned acquisitions, the final negotiated purchase price exceeded the fair value of the net tangible and intangible assets acquired. Most of the goodwill added in 2010 is expected to be tax deductible whereas the goodwill added in 2009 is generally non-deductible. The table on the following page summarizes the purchase price allocations for the abovementioned acquisitions; however, in some cases, such purchase price allocations are preliminary and remain subject to future refinement as the Company gathers supplemental information.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Acquisitions, Divestitures, Joint Ventures and Other Activity (continued)

	Years Ended December 31,
	2010	2009
	(in thousands)

Assets acquired:
Current and other assets	$10,643	$-
Property, plant and equipment	190,364	139,645
Goodwill	27,305	7,733

Total assets acquired	228,312	147,378
Liabilities assumed (principally capital lease obligations)	(13,085)	-

Net assets acquired	$215,227	$147,378

The operating results of acquired entities are included in the Company’s consolidated financial statements from the date of acquisition. If an acquired entity was subsequently sold or closed, its operations are included in discontinued operations (see Note 10 for information regarding discontinued operations).

A rollforward of the Company’s goodwill is summarized in the table below (in thousands).

	Years Ended December 31,
	2010	2009

Balances at the beginning of the year	$884,979	$877,813
Current year acquisition activity	27,305	7,733
Adjustments for prior period acquisitions, including income tax matters, net	800	(567)

Balances at the end of the year	$913,084	$884,979

Divestitures. During the year ended December 31, 2008, the Company sold two home health agencies, two nursing homes and a health care billing operation in separate transactions for a combined cash purchase price of approximately $14.8 million. During such year, the Company also sold or disposed of sundry assets that were part of its property, plant and equipment. After allocating $1.3 million of goodwill, these business unit and asset sales/dispositions yielded a net gain of $5.8 million. During the year ended December 31, 2009, the Company sold a home health agency for $2.5 million, yielding a gain in the same amount. These gains have been included in gains on sales of assets (continuing operations) in the consolidated statements of income. Historically, these disposed business units contributed nominally to the Company’s consolidated operating results.

See Note 10 for discussion of certain completed and pending divestitures that were treated as discontinued operations in the Company’s consolidated financial statements.

Joint Ventures and Other Related Activity. As of December 31, 2010, the Company had established joint ventures to own/lease and operate 27 of its hospitals. Local physicians and/or other health care entities own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. The Company owns a majority of the equity interests in each joint venture and manages the related hospital’s day-to-day operations.

Novant Health, Inc. On March 31, 2008, Novant Health, Inc. and one or more of its affiliates (collectively, “Novant”) paid the Company $300.0 million for (i) a 27% equity interest in a limited liability company that then owned/leased and operated the Company’s seven general acute care hospitals in North Carolina and South Carolina (the “Carolina Joint Venture”) and (ii) certain property, plant and equipment of the physician practices that were affiliated with those hospitals. After considering approximately $84.1 million of goodwill allocated to the North Carolina and South Carolina hospitals, this transaction yielded a gain of $203.4 million ($0.51 per diluted share) that was split between continuing operations ($161.4 million) and discontinued operations ($42.0 million). Gain treatment is no longer permitted for this type of transaction under current GAAP. During 2008, Novant assumed full operational and fiscal responsibility for the aforementioned physician practices; however, the Company was required to partially subsidize the losses, if any, of such physician practices for a period of up to three years in an amount not to exceed $4.0 million per annum (the “Physician Subsidy”). Accordingly, discontinued operations for the year ended December 31, 2008 also included a $7.9 million charge for the present value of the Company’s estimated Physician Subsidy payments.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Acquisitions, Divestitures, Joint Ventures and Other Activity (continued)

Effective October 1, 2009, the Carolina Joint Venture was restructured as described below, resulting in a gain of approximately $10.4 million ($0.03 per diluted share) that has been included in discontinued operations under gains (losses) on sales of assets and related other. The portion of the gain attributable to the remeasurement of the Company’s retained interest in each of Franklin Regional Medical Center and Upstate Carolina Medical Center was nominal. The realized gain was determined after allocating $14.3 million of goodwill to those hospitals.

(i)	all of the equity interests in Davis Regional Medical Center in Statesville, North Carolina, Sandhills Regional Medical Center in Hamlet, North Carolina, Carolina Pines Regional Medical Center in Hartsville, South Carolina and Chester Regional Medical Center in Chester, South Carolina were distributed from the Carolina Joint Venture to the Company;

(ii)	Franklin Regional Medical Center in Louisburg, North Carolina and Upstate Carolina Medical Center in Gaffney, South Carolina continue to be owned by the Carolina Joint Venture; however, Novant now manages both hospitals and receives 99% of the net profits, net losses, free cash flow and capital accounts of those hospitals (effectively reducing the Company’s interest in each hospital from 73% to 1%);

(iii)	Lake Norman Regional Medical Center in Mooresville, North Carolina continues to be owned by the Carolina Joint Venture and managed by the Company (subject to certain management rights expressly delegated to Novant); however, Novant now receives 30% of the net profits, net losses, free cash flow and capital accounts of the hospital (effectively a 3% increase in Novant’s interest in the hospital);

(iv)	the Company paid Novant approximately $7.6 million, which included the purchase of certain assets used by physicians previously employed by Novant who returned to the Company’s employment. Additionally, the Company agreed to make ten annual installment payments of $200,000 to Novant, the first of which was in January 2010;

(v)	Novant may require the Company to purchase its 30% interest in Lake Norman Regional Medical Center for the greater of $150.0 million or the fair market value of such interest in the hospital. This right is contingent on a change of control or a change in the Company’s senior executive management subsequent to a change in control; and

(vi)	the Company’s remaining Physician Subsidy obligation, if any, was cancelled.

As a result of the Carolina Joint Venture restructuring, Franklin Regional Medical Center and Upstate Carolina Medical Center have been included in discontinued operations (see Note 10).

Redeemable Equity Securities and Other. When completing a joint venture transaction, the Company subsidiary that is a party to the joint venture customarily issues equity securities that provide for the unilateral redemption of such securities by noncontrolling shareholders (typically at the lower of the original investment or fair market value). As recorded in the consolidated balance sheets, redeemable equity securities represent (i) the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings and (ii) the initial unadjusted estimated fair values of certain contingent rights held by Novant and Shands HealthCare, which are described above. As of December 31, 2010 and through February 18, 2011, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of the Company’s redeemable equity securities is summarized in the table below (in thousands).

	Years Ended December 31,
	2010	2009	2008

Balances at the beginning of the year	$182,473	$48,868	$19,306
Investments by noncontrolling shareholders and acquisition activity	5,679	65,063	31,154
Distributions to noncontrolling shareholders	-	(29)	(1,592)
Purchases of subsidiary shares from noncontrolling shareholders	(1,032)	-	-
Estimated fair values of noncontrolling shareholders’ contingent rights	14,367	68,571	-

Balances at the end of the year	$201,487	$182,473	$48,868

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Acquisitions, Divestitures, Joint Ventures and Other Activity (continued)

Management believes it is not probable that the contingent rights of Novant and Shands HealthCare will vest because there are no circumstances known to management that would trigger the requisite change of control provision with either party. Accordingly, the carrying values of the related redeemable equity securities have not been adjusted since being initially recorded insofar as the contingent rights are concerned.

The table below presents certain information regarding the changes in the ownership interests of Health Management Associates, Inc. in its consolidated subsidiaries as a result of the abovementioned 2009 joint venture activity (in thousands). No similar disclosures are required for the years ended December 31, 2010 and 2008.

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

Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. The table below summarizes the estimated fair values of the Company’s financial assets (liabilities) as of December 31, 2010 (in thousands).

	Level 1	Level 2	Level 3

Available-for-sale securities, including those in restricted funds	$142,372	$-	$-
Interest rate swap contract	-	(215,473)	-

Totals	$142,372	$(215,473)	$-

The estimated fair value of the Company’s interest rate swap contract was determined using a model that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, forward yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The model also incorporates valuation adjustments for credit risk.

See Note 1(j) and Note 2 for discussion of the estimated fair values of the Company’s other financial instruments, including valuation methods.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

Available-For-Sale Securities (including those in restricted funds). Supplemental information regarding the Company’s available-for-sale securities, which consist solely of shares in publicly traded mutual funds that have no withdrawal restrictions, is set forth in the table below (dollars in thousands).

	Number of Mutual Fund Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

As of December 31, 2010:
Debt-based funds
Government	8	$120,026	$326	$(308)	$120,044
Corporate	2	6,943	457	-	7,400
Equity-based funds
Domestic	2	4,840	751	-	5,591
International	4	8,147	1,190	-	9,337

Totals	16	$139,956	$2,724	$(308)	$142,372

As of December 31, 2009:
Debt-based funds
Government	8	$90,933	$257	$(164)	$91,026
Corporate	2	9,305	12	-	9,317
Equity-based funds
Domestic	3	8,250	781	(65)	8,966
International	3	6,313	1,269	(4)	7,578

Totals	16	$114,801	$2,319	$(233)	$116,887

As of December 31, 2010 and 2009, mutual fund investments with aggregate estimated fair values of approximately $64.5 million (five investments) and $34.3 million (six investments), respectively, generated the nominal gross unrealized losses disclosed in the above table. Due to recent declines in the value of such securities and/or the Company’s brief holding period for the securities, management concluded that other-than-temporary impairment charges were not necessary at either of the balance sheet dates. Management will continue to monitor and evaluate the recoverability of the Company’s available-for-sale securities.

During the year ended December 31, 2008, the Company’s equity fund investments experienced fair values below their historical cost for prolonged and continuous periods. Management concluded that these circumstances, which were caused by significant deterioration in the equity markets and a global recession, represented an other- than-temporary impairment of such available-for-sale securities. Accordingly, an impairment charge of $6.2 million was recognized during 2008 and recorded in interest and other income in the Company’s consolidated statements of income. In arriving at its conclusion, management considered various factors, including, among other things: (i) the reasons for the diminution in value of the investments; (ii) the likelihood that such investments would increase in value in the foreseeable future; and (iii) the severity and duration of the diminution in value.

Approximately $2.1 million was reclassified from net unrealized gains to net realized gains during the year ended December 31, 2010. There were no such amounts during the years ended December 31, 2009 and 2008. Gross realized gains and losses on sales of available-for-sale securities are summarized in the table below (in thousands).

	Years Ended December 31,
	2010	2009	2008

Realized gains	$4,708	$1,384	$-
Realized losses	(380)	-	-

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

Restricted Funds. The Company’s restricted funds are held by a wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands. The assets of such subsidiary are effectively limited to use in its proprietary operations. Restricted funds are primarily used to purchase reinsurance policies and pay professional liability indemnity losses and related loss expenses. The current and long-term classification of restricted funds is primarily based on the projected timing of professional liability claim payments. The table below summarizes the estimated fair values of the Company’s restricted funds (in thousands).

	December 31,
	2010	2009

Cash and cash equivalents	$5,706	$3,977
Available-for-sale securities	85,045	80,302

Totals	$90,751	$84,279

Supplemental information regarding the available-for-sale securities that are included in restricted funds is set forth in the table below (in thousands).

	Years Ended December 31,
	2010	2009	2008

Proceeds from sales	$17,577	$4,600	$-
Purchases	18,981	72,117	760

6.	Income Taxes

The significant components of the Company’s income tax expense (benefit) are summarized in the table below (in thousands).

	Years Ended December 31,
	2010	2009	2008

Federal:
Current	$54,412	$(7,147)	$2,397
Deferred	27,675	78,900	99,655

Total federal	82,087	71,753	102,052

State:
Current	26,500	(599)	4,510
Deferred	(7,364)	11,567	11,540

Total state	19,136	10,968	16,050

Totals	$101,223	$82,721	$118,102

Reconciliations of the federal statutory rate to the Company’s effective income tax rates were as follows:

	Years Ended December 31,
	2010	2009	2008

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.3	2.9	3.2
Noncontrolling interests	(2.3)	(3.8)	(3.0)
Tax credits	(2.6)	(0.6)	(0.9)
Other	0.8	0.4	1.6

Totals	35.2%	33.9%	35.9%

Net income attributable to noncontrolling interests, which is not tax-effected in the consolidated financial statements, reduces the Company’s effective income tax rates.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Income Taxes (continued)

Tax-effected temporary differences that give rise to federal and state deferred income tax assets and liabilities are summarized in the table below (in thousands).

	December 31,
	2010	2009
Deferred income tax assets:
Interest rate swap contract	$82,777	$76,234
Accrued liabilities	41,551	39,149
Self-insured liabilities	31,186	26,121
State net operating loss and tax credit carryforwards	37,048	25,987
Other	29,669	28,652

	222,231	196,143
Valuation allowances	(16,989)	(12,764)

Deferred income tax assets, net	205,242	183,379

Deferred income tax liabilities:
Property, plant and equipment	(55,021)	(97,563)
Goodwill	(72,494)	(118,779)
Allowance for doubtful accounts	(23,925)	(40,369)
Joint ventures	(201,782)	(62,736)
Deferred gains on the early extinguishment of debt	(13,937)	(13,884)
Convertible debt discount amortization	(4,746)	(6,207)
Deferred revenue	(8,036)	(6,632)
Prepaid expenses	(9,530)	(13,637)

Deferred income tax liabilities	(389,471)	(359,807)

Net deferred income tax liabilities	$(184,229)	$(176,428)

Valuation allowances are the result of state net operating loss carryforwards that management believes may not be fully realized due to uncertainty regarding the Company’s ability to generate sufficient future state taxable income. State net operating loss carryforwards aggregated approximately $770 million at December 31, 2010 and have expiration dates through December 31, 2030.

A rollforward of the Company’s unrecognized income tax benefits is presented below (in thousands).

	Years Ended December 31,
	2010	2009	2008

Balances at the beginning of the year	$34,910	$28,520	$32,686
Additions for tax positions of the current year	4,779	7,299	3,840
Additions for tax positions of prior years	3,407	1,736	1,349
Reductions for tax positions of prior years	(2,516)	-	(4,349)
Lapses of statutes of limitations	(4,084)	(2,156)	(1,871)
Settlements	(367)	(489)	(3,135)

Balances at the end of the year	$36,129	$34,910	$28,520

Included in the Company’s unrecognized income tax benefits at each of December 31, 2009 and 2008 were approximately $0.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than interest and penalties, the disallowance of those deductions in the short-term would not affect the Company’s effective income tax rates but would accelerate payments to certain taxing authorities. There were no such unrecognized income tax benefits at December 31, 2010.

The Company files numerous consolidated and separate federal and state income tax returns. With a few exceptions, there are no ongoing federal or state income tax examinations for periods before the year ended December 31, 2009. Management does not expect significant changes to the Company’s income tax reserves over the next year due to current audits and/or potential statute extensions.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Income Taxes (continued)

The Company recognizes interest and penalties related to unrecognized income tax benefits in its provision for income taxes. During the years ended December 31, 2010 and 2009, the Company recognized approximately $1.8 million and $1.1 million, respectively, of net interest and penalties expense. The Company recognized a corresponding net benefit of $2.6 million during the year ended December 31, 2008 due to the reversal of certain previously established accrued expense balances. At December 31, 2010 and 2009, the Company had accrued $8.9 million and $6.0 million, respectively, for interest and penalties.

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

	Years Ended December 31,
	2010	2009	2008

Numerators:
Income from continuing operations	$186,048	$160,982	$211,321
Income attributable to noncontrolling interests	(22,179)	(24,981)	(16,077)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	163,869	136,001	195,244

Income (loss) from discontinued operations	(13,800)	2,959	(27,164)
Loss (income) from discontinued operations attributable to noncontrolling interests	-	(778)	69

Income (loss) from discontinued operations attributable to Health Management Associates, Inc. common stockholders	(13,800)	2,181	(27,095)

Net income attributable to Health Management Associates, Inc. common stockholders	$150,069	$138,182	$168,149

Denominators:
Denominator for basic earnings (loss) per share-weighted average number of outstanding common shares	248,272	245,381	243,307
Effect of dilutive securities:
Stock-based compensation	2,834	1,584	1,364

Denominator for diluted earnings (loss) per share	251,106	246,965	244,671

Earnings (loss) per share:
Basic
Continuing operations	$0.66	$0.55	$0.80
Discontinued operations	(0.05)	0.01	(0.11)

Net income	$0.61	$0.56	$0.69

Diluted
Continuing operations	$0.65	$0.55	$0.80
Discontinued operations	(0.05)	0.01	(0.11)

Net income	$0.60	$0.56	$0.69

Stock options to purchase approximately 6.7 million, 10.0 million and 12.8 million shares of the Company’s common stock were not included in the computations of diluted earnings per share during the years ended December 31, 2010, 2009 and 2008, respectively, because the exercise prices of such stock options were greater than the average market price of the Company’s common stock during the respective measurement periods. Approximately 0.7 million, 2.0 million and 3.1 million shares of common stock relating to deferred stock and restricted stock were not included in the computations of diluted earnings per share during the years ended

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Earnings Per Share and Stockholders’ Equity (continued)

December 31, 2010, 2009 and 2008, respectively, because their effect was antidilutive or satisfaction of required performance and/or market conditions for certain stock-based compensation was not achieved by the end of the reporting period.

GAAP requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the convertible debt instrument was met. However, the 2028 Notes, which are discussed at Note 2, were structured so that the common stock underlying those securities are not immediately included in the diluted earnings per share calculations.

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

Background. The Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan (the “EICP”) permits the Company to grant stock awards to: (i) employees; (ii) independent directors serving on the Company’s Board of Directors; and (iii) non-employed physicians and clinicians who provide the Company with bona fide advisory or consulting services. The Company has granted non-qualified stock options and awarded other stock-based compensation to key employees and directors under the EICP or its predecessor plan; however, no stock awards have been granted to non-employed physicians and clinicians. The Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan (the “2006 Director Plan”) provided for annual issuances of restricted stock awards to independent directors; however, only a nominal amount of shares remain available for award under such plan. Accordingly, effective January 1, 2011, deferred stock awards are now being granted to independent directors under the EICP.

The Company has approximately 43.4 million shares of common stock authorized for stock-based compensation under all of its plans (13.9 million shares remained available for award at December 31, 2010). The Company’s policy is to issue new shares of common stock to satisfy stock option exercises and other stock-based compensation arrangements. If an award granted under a stock-based plan is forfeited, expires, terminates or is otherwise satisfied without delivery of shares of common stock to the plan participant, then the underlying shares will become available again for the benefit of employees, directors and non-employed physicians and clinicians.

General. GAAP requires that the fair value of all share-based payments to employees and directors be measured on their grant date and either recognized as expense in the income statement over the requisite service period or, if appropriate, capitalized and amortized. Compensation expense for the stock-based arrangements described below, which is recorded in salaries and benefits in the consolidated statements of income, was approximately $18.4 million, $10.9 million and $18.2 million during the years ended December 31, 2010, 2009 and 2008, respectively. The Company has not capitalized any stock-based compensation amounts. For awards with service-only vesting conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally aligned with the underlying stock-based award’s vesting period. If an award has either a performance or market vesting condition, stock-based compensation expense is recognized ratably from the service inception date to the vesting date for each tranche of the award. For stock-based arrangements with performance conditions as a prerequisite to vesting, compensation expense is not recognized until it is probable that the corresponding performance condition will be achieved. During the years ended December 31, 2010, 2009 and 2008, stock-based compensation expense yielded income tax benefits of $7.1 million, $3.9 million and $6.6 million, respectively, that have been recognized in the consolidated statements of income.

Cash receipts from all stock-based plans during the years ended December 31, 2010 and 2009 were approximately $7.5 million and $9.7 million, respectively. There were no corresponding cash receipts during the year ended December 31, 2008. Realized income tax benefits, including those pertaining to deferred stock and restricted stock awards for which the Company receives no cash proceeds upon issuance of the underlying common stock, were $4.8 million, $3.0 million and $1.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

Deferred Stock and Restricted Stock Awards. Deferred stock is a right to receive shares of common stock upon fulfillment of specified conditions. Historically, the Company’s only deferred stock vesting condition has been continuous employment; however, a component of the 2010 deferred stock award to certain key managers also included a performance criterion based on the Company’s operating results. The Company provides deferred stock to its key employees through contingent stock incentive awards that generally vest 20% to 25% per annum or 100% on the fourth grant anniversary date. At the completion of the vesting period, common stock is issued to the grantee.

Restricted stock represents shares of common stock that preserve the indicia of ownership for the holder but are subject to restrictions on transfer and risk of forfeiture until fulfillment of specified conditions. In addition to requiring continuous service as an employee, the annual vesting of senior executive officer restricted stock awards requires the satisfaction of certain predetermined performance objectives that are set by the Compensation Committee of the Board of Directors. The independent directors’ restricted stock awards and deferred stock awards under the 2006 Director Plan and the EICP, respectively, vest in four equal installments on January 1 of each year following the grant date, provided that the recipient remains an independent director on such dates.

On March 11, 2008, the Compensation Committee (i) approved and implemented a long-term contingent incentive compensation program for certain senior executive officers (the “LTI Program”) and (ii) terminated a predecessor long-term contingent incentive compensation program, which triggered forfeitures of unvested restricted shares. The LTI Program provides contingent long-term incentive compensation in the form of cash payments and equity awards. Annual targeted incentive compensation awards under the LTI Program are expected to be granted as follows: (i) restricted stock that vests based on service; (ii) restricted stock that vests based on the satisfaction of performance criteria; and (iii) cash based on the satisfaction of the same performance criteria. The predetermined performance criterion that will be reviewed annually for vesting purposes is currently an operational fiscal measure of the Company that is defined in the grant award. Full vesting of awards under the LTI Program also requires continuous employment with the Company over a four-year period, with awards vesting 25% per annum. Based on the service and performance criteria under the LTI Program, approximately 563,000 shares of restricted stock vested after December 31, 2010. Because of a look-back feature in the LTI Program, a failure to vest in a performance-based restricted stock award in any particular year can be made up in the cumulative amount based on the Company’s performance in subsequent years. On February 15, 2011, the Compensation Committee granted 505,000 shares of restricted stock under the 2011 LTI Program.

Information regarding deferred stock and restricted stock activity for stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized in the table below.

	Shares		Weighted Average Grant Date Fair Values
	Deferred Stock	Restricted Stock	Deferred Stock	Restricted Stock
	(in thousands)	(in thousands)

Balances at January 1, 2008 (non-vested)	3,088	194	$10.77	$22.04
Granted	4,015	1,045	5.34	5.27
Vested	(1,059)	(41)	10.63	22.02
Forfeited	(1,036)	(629)	7.98	8.57

Balances at December 31, 2008 (non-vested)	5,008	569	7.02	6.25
Granted	135	1,317	5.64	1.76
Vested	(1,792)	(104)	6.46	7.34
Forfeited	(368)	(32)	7.71	5.27

Balances at December 31, 2009 (non-vested)	2,983	1,750	7.03	2.83
Granted	4,544	824	7.39	7.33
Vested	(879)	(480)	7.25	3.31
Forfeited	(432)	-	7.16	-

Balances at December 31, 2010 (non-vested)	6,216	2,094	7.25	4.45

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

Subsequent to December 31, 2010, approximately 1.9 million shares of deferred stock vested upon completion of the requisite service and attainment of the 2010 performance criterion. The Company also granted new deferred stock awards to certain key managers and independent directors. Underlying those awards were 4.0 million shares of the Company’s common stock that will vest 25% per annum if the individual remains an independent director or employee of the Company, subject to, in some circumstances, the satisfactory achievement of the 2011 LTI Program performance criterion.

The aggregate intrinsic values of deferred stock and restricted stock issued during the years ended December 31, 2010, 2009 and 2008 were approximately $10.1 million, $5.6 million and $4.7 million, respectively. The aggregate grant date fair values of deferred stock and restricted stock awards that vested during such years were $8.0 million, $12.3 million and $12.2 million, respectively.

During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $18.2 million, $10.7 million and $16.3 million, respectively, of compensation expense attributable to deferred stock and restricted stock awards. Except for awards that require the attainment of certain predetermined market prices of the Company’s common stock as a vesting requirement (i.e., a market condition), compensation expense is predicated on the fair value (i.e., market price) of the underlying stock on the date of grant. For awards with a market condition, management uses valuation methodologies to estimate their fair values. Because such awards have not been used by the Company in recent years, they had a nominal financial impact on the Company’s consolidated operating results during the years presented herein.

At December 31, 2010, there was approximately $35.4 million of unrecognized compensation cost attributable to non-vested deferred stock and restricted stock awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 2.8 years.

Stock Options. All employee stock options have ten year terms and vest 25% on each grant anniversary date over four years of continuous employment with the Company. Stock options granted to the independent members of the Company’s Board of Directors have ten year terms and vest 25% on each grant anniversary date, provided that such individual remains an independent director on the vesting dates. Information regarding stock option activity for the Company’s stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized in the table below.

	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Values
	(in thousands)			(in thousands)
Outstanding at January 1, 2008	15,183	$9.00
Granted	500	4.75
Terminated	(2,706)	10.58

Outstanding at December 31, 2008	12,977	8.48
Exercised	(1,632)	5.94
Terminated	(2,795)	7.29

Outstanding at December 31, 2009	8,550	9.38
Exercised	(1,094)	6.82
Terminated	(281)	10.20

Outstanding at December 31, 2010	7,175	$9.74	2.7	$3,849

Exercisable options at December 31, 2010	6,925	$9.92	2.5	$2,652

Options vested or expected to vest at December 31, 2010	7,163	$9.75	2.6	$3,792

The aggregate intrinsic values of stock options exercised during the years ended December 31, 2010 and 2009 were approximately $2.2 million and $2.6 million, respectively. There were no stock options exercised during the year ended December 31, 2008.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

Except for 250,000 stock options with a $4.75 exercise price, all of the Company’s outstanding stock options at December 31, 2010 in the table below are currently exercisable.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Terms (Years)
	(in thousands)

$ 4.75	500	7.7
8.25	704	0.4
9.22	1,716	2.3
9.91	1,508	1.3
11.31	2,747	3.3

During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $0.2 million, $0.2 million and $1.9 million, respectively, of compensation expense attributable to stock option awards. Such stock-based compensation expense was predicated on the estimated fair values of stock option awards as determined by the Black-Scholes option pricing model. At December 31, 2010, there was $0.3 million of unrecognized compensation cost attributable to a non-vested employee stock option award. Such cost is expected to be recognized over the remaining requisite service period of the award, which is approximately 1.7 years. The aggregate grant date fair values of stock options that vested during the years ended December 31, 2010, 2009 and 2008 were $0.2 million, $0.2 million and $4.3 million, respectively.

During the year ended December 31, 2008, the fair value of the stock option award granted during that year was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: (i) expected dividend yield (none); (ii) risk-free interest rate (2.6%); (iii) expected life of the option award (five years); and (iv) expected volatility factor for the Company’s common stock (0.330). The expected stock price volatility factor was derived using daily historical market price data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on five-year U.S. Treasury Notes on the date of grant. The expected life is an estimate of the number of years an option will be held before it is exercised. The fair value of the stock option award granted during the year ended December 31, 2008 was $1.59 per common share. There were no stock option awards granted during the years ended December 31, 2010 and 2009.

9.	Retirement Plans

The Company maintains defined contribution retirement plans that cover substantially all of its employees. Under those plans, the Company can elect to match a portion of employee contributions. During the period from January 1, 2009 through September 30, 2010, substantially all matching contributions were suspended. The total retirement plan matching contribution expense during the years ended December 31, 2010, 2009 and 2008 was approximately $2.9 million, $1.2 million and $15.0 million, respectively.

Additionally, the Company maintains a supplemental retirement plan for certain executive officers that provides for predetermined annual payments after the attainment of normal retirement age (62) or early retirement age (55) in the case of one participant, if the individuals are still employed by the Company on those dates. Supplemental retirement plan payments generally continue for the remainder of the executive officer’s life.

10.	Discontinued Operations

The Company’s discontinued operations during the years presented herein included: (i) the 172-bed Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas; (ii) 189-bed Gulf Coast Medical Center in Biloxi, Mississippi; (iii) 140-bed Riley Hospital in Meridian, Mississippi; (iv) 79-bed Southwest Regional Medical Center in Little Rock, Arkansas; (v) 70-bed Franklin Regional Medical Center in Louisburg, North Carolina; (vi) 125-bed Upstate Carolina Medical Center in Gaffney, South Carolina; and (vii) certain other health care operations affiliated with those hospitals. As discussed at Note 4, the Company’s physician practices in North Carolina and South Carolina were transitioned to affiliates of Novant Health, Inc. during the year ended December 31, 2008 and, accordingly, discontinued operations included those entities. Note 4 also discusses the Company’s divestiture of Franklin Regional Medical Center and Upstate Carolina Medical Center.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Discontinued Operations (continued)

Subsequent to December 31, 2009, the Company modified the group of hospitals and affiliated health care entities that constitute discontinued operations by adding Riley Hospital. Accordingly, discontinued operations have been retroactively adjusted in accordance with GAAP to conform to the current period presentation of the consolidated financial statements.

Gulf Coast Medical Center and the Woman’s Center at Dallas Regional Medical Center were closed on January 1, 2008 and June 1, 2008, respectively. Although management is currently evaluating various disposal alternatives for these idle facilities, the timing of such divestitures has not yet been determined. Management concluded that the estimated fair value of the hospitals’ long-lived assets, less costs to sell, was lower than the corresponding net book value of such assets. Accordingly, the Company recorded long-lived asset and goodwill impairment charges of approximately $8.4 million, $4.6 million and $38.0 million during the years ended December 31, 2010, 2009 and 2008, respectively, to reduce long-lived assets to their estimated net realizable value and write-off all of the hospitals’ allocated goodwill.

Effective December 31, 2010, certain of the Company’s subsidiaries sold Riley Hospital and its related health care operations, which included the hospital’s supplies and long-lived assets (primarily property, plant and equipment). The selling price, which was paid in cash, was $24.0 million, plus a working capital adjustment. After allocating approximately $5.9 million of goodwill to the hospital, this divestiture resulted in a loss of $12.1 million. Management’s decision to sell Riley Hospital was due, in large part, to recent operating results and future projections that were below the expectations for a mature hospital facility.

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

The operating results and cash flows of discontinued operations have been included in the Company’s consolidated financial statements up to the date of disposition. As provided by GAAP, the financial position, operating results and cash flows of the abovementioned entities have been presented as discontinued operations in the Company’s consolidated financial statements. The table below sets forth the underlying details of the Company’s discontinued operations (in thousands).

	Years Ended December 31,
	2010	2009	2008

Net revenue	$54,014	$130,533	$187,591

Operating expenses and other:
Salaries and benefits	20,323	49,228	103,999
Provision for doubtful accounts	7,009	26,915	37,907
Depreciation and amortization	3,719	7,640	10,101
Other operating expenses	24,971	48,007	80,096
Long-lived asset and goodwill impairment charges	8,410	4,550	38,000

Total operating expenses and other	64,432	136,340	270,103

Loss from operations	(10,418)	(5,807)	(82,512)
Gains (losses) on sales of assets and related other, net (see Note 4)	(12,113)	10,412	46,466
Other expenses, net	-	(185)	(7,965)

Income (loss) before income taxes	(22,531)	4,420	(44,011)
Income tax benefit (expense)	8,731	(1,461)	16,847

Income (loss) from discontinued operations	$(13,800)	$2,959	$(27,164)

The principal components of assets of discontinued operations in the Company’s consolidated balance sheets are summarized in the table below (in thousands).

	December 31,
	2010	2009
Supplies, prepaid expenses and other assets	$-	$2,343
Property, plant and equipment, net	4,994	45,922
Goodwill	-	5,873

Total assets of discontinued operations	$4,994	$54,138

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Commitments and Contingencies

Renovation and Expansion Projects. As of December 31, 2010, the Company had started: (i) construction of a hospital to replace Madison County Medical Center in Canton, Mississippi; (ii) several hospital renovation and expansion projects; and (iii) certain information technology hardware and software upgrades. Additionally, management estimates that the remaining cost to build and equip a replacement hospital for Walton Regional Medical Center in Monroe, Georgia will range from $40 million to $45 million. The Company is currently obligated to complete construction of this replacement hospital no later than December 31, 2012. Management does not believe that any of the Company’s construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of the Company’s resources.

Standby Letters of Credit. At December 31, 2010, the Company maintained approximately $49.5 million of standby letters of credit in favor of third parties with various expiration dates through November 26, 2011.

Physician and Physician Group Guarantees. The Company is committed to providing financial assistance to physicians and physician groups practicing in the communities that its hospitals serve through certain recruiting arrangements and professional services agreements. At December 31, 2010, the Company was committed to non-cancelable guarantees of approximately $29.9 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the contractual measurement periods, which generally approximate one year. Amounts advanced under these agreements are considered to be loans. Provided that the physician or physician group continues to practice in the community served by the Company’s hospital, the loan is generally forgiven on a pro rata basis over a period of 12 to 24 months. Management believes that the recorded liabilities for physician and physician group guarantees of $10.3 million and $12.6 million at December 31, 2010 and 2009, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed management’s estimates. Estimated guarantee liabilities and the related intangible assets are predicated on historical payment patterns and an evaluation of the facts and circumstances germane to the specific contract under review. If the costs of these arrangements exceed management’s estimates, the liabilities could materially increase.

Professional Liability Risks. The Company uses its wholly owned captive insurance subsidiary and its risk retention group subsidiary, which are domiciled in the Cayman Islands and South Carolina, respectively, to self-insure a significant portion of its professional liability risks. Those subsidiaries, which are collectively referred to as the “Insurance Subsidiaries,” provide (i) claims-made coverage to all of the Company’s hospitals and other health care facilities and (ii) occurrence-basis coverage to most of the Company’s employed physicians. The employed physicians not covered by the Insurance Subsidiaries generally maintain claims-made policies with unrelated third party insurance companies. To mitigate the exposure of the program covering the Company’s hospitals and other health care facilities, the Insurance Subsidiaries buy claims-made reinsurance policies from unrelated third parties for claims above certain self-retention levels.

The Company’s discounted reserves for indemnity losses and related loss expenses, net of amounts recoverable under reinsurance policies, were approximately $180.9 million and $154.5 million at December 31, 2010 and 2009, respectively. Such amounts were derived using discount rates of 1.00% and 1.50%, respectively, and a weighted average payment duration of approximately three years. The 50 basis point reduction in the 2010 discount rate, which increased the Company’s reserves by $2.4 million at December 31, 2010, was reflective of changes in market conditions. A reduction in the discount rate to 1.50%, or 175 basis points, during 2008 increased the Company’s reserves by $6.8 million at December 31, 2008. The Company’s undiscounted reserves for professional liability risks, net of amounts recoverable under reinsurance policies, were $185.8 million and $160.5 million at December 31, 2010 and 2009, respectively. The Company included $53.4 million and $54.3 million in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 2010 and 2009, respectively, to reflect the estimated loss and loss expense payments that are projected to be satisfied within one year of those balance sheet dates. The Company recorded total expenses for its professional liability risks of $68.6 million, $60.5 million and $49.2 million during the years ended December 31, 2010, 2009 and 2008, respectively. Such expenses, which include indemnity losses, related loss expenses, interest accretion on the discounted reserves and cumulative adjustments for changes in the discount rate, were determined using actuarially-based techniques and methodologies and have been included in other operating expenses in the Company’s consolidated statements of income.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Commitments and Contingencies (continued)

Considerable subjectivity, variability and judgment are inherent in professional liability risk estimates. Although management believes that the amounts included in the Company’s consolidated financial statements are adequate and reasonable, there can be no assurances that the ultimate liability for professional liability matters will not exceed management’s estimates. If actual indemnity losses and loss expenses exceed management’s projections of claim activity and/or the projected claim payment duration differs from management’s estimates, the Company’s reserves could be materially adversely affected. Additionally, there can be no assurances that the reinsurance policies procured by the Insurance Subsidiaries will be adequate for the Company’s professional liability profile.

Ascension Health Lawsuit. On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Note 11) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. On July 17, 2007, Health Management removed the case to the U.S. District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. These motions are currently pending.

Management does not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and does not believe Health Management breached a confidentiality agreement. Accordingly, management considers the lawsuit filed by the Ascension subsidiaries to be without merit and intends to vigorously defend Health Management against the allegations.

Medicare Billing Lawsuit. On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. (No. 8:10-cv-00066-SDM-TBM) in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleges that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with the portion of the Social Security Act commonly known as the “Stark law” and the Anti-Kickback Act. The plaintiff’s complaint further alleges that the defendants’ conduct violated the False Claims Act. On September 27, 2010, the defendants moved to dismiss the complaint for failure to state a claim with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and failure to state a claim upon which relief can be granted pursuant to Rule 12(b)(6) of those federal rules. On November 11, 2010, the plaintiff filed a memorandum of law in opposition to the defendants’ motion to dismiss. Management intends to vigorously defend Health Management and its subsidiary against the allegations in this matter.

Governmental Matters. Several Health Management hospitals received letters during the second half of 2009 requesting information in connection with a U.S. Department of Justice (“DOJ”) investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. Management believes that the DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and management is cooperating with the investigation. Management continues to research and review the requested documentation and relevant regulatory guidance issued during the time period under review to determine billing accuracy. Based on the aggregate billings for inpatient kyphoplasty procedures during the period under review that were performed at the Health Management hospitals subject to the DOJ’s inquiry, management does not believe that the final outcome of this matter will be material.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Commitments and Contingencies (continued)

During September 2010, Health Management received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain Health Management hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by Health Management’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. Management has, and will continue to, fully cooperate with the DOJ in its ongoing investigation, which could potentially give rise to claims against Health Management and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. To date, the DOJ has not asserted any monetary or other claims against Health Management or its hospitals; however; this matter is in its early stages and management is unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

Other. The Company is also a party to various other legal actions arising out of the normal course of its business. Due to the inherent uncertainties of litigation and dispute resolution, management is unable to estimate the ultimate losses, if any, relating to each of the Company’s outstanding legal actions and other loss contingencies. Should an unfavorable outcome occur in some or all of its legal and other related matters, there could be a material adverse effect on the Company’s financial position, results of operations and liquidity.

12.	Quarterly Data (unaudited)

The tables below summarize certain unaudited financial information for each of the quarters in the two-year period ended December 31, 2010.

	Quarters During the Year Ended December 31, 2010 (1)
	First	Second	Third	Fourth (2)
	(in thousands, except per share amounts)

Net revenue	$1,271,744	$1,234,929	$1,256,265	$1,352,059
Income from continuing operations	53,866	45,725	40,100	46,357
Loss from discontinued operations	(447)	(12)	(220)	(13,121)
Consolidated net income	53,419	45,713	39,880	33,236
Net income attributable to Health Management Associates, Inc.	46,940	39,657	35,293	28,179

Earnings (loss) per share attributable to Health Management
Associates, Inc. common stockholders:
Basic
Continuing operations	$0.19	$0.16	$0.14	$0.17
Discontinued operations	-	-	-	(0.05)

Net income	$0.19	$0.16	$0.14	$0.12

Diluted
Continuing operations	$0.19	$0.16	$0.14	$0.16
Discontinued operations	-	-	-	(0.05)

Net income	$0.19	$0.16	$0.14	$0.11

Weighted average number of shares outstanding:
Basic	247,555	248,390	248,526	248,600
Diluted	249,867	251,198	250,972	252,372

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Quarterly Data (unaudited) (continued)

	Quarters During the Year Ended December 31, 2009 (1)
	First (3)	Second	Third	Fourth (4)
	(in thousands, except per share amounts)
Net revenue	$1,149,382	$1,115,907	$1,107,018	$1,184,502
Income from continuing operations	53,580	38,271	32,338	36,793
Income (loss) from discontinued operations	(1,011)	1,027	(417)	3,360
Consolidated net income	52,569	39,298	31,921	40,153
Net income attributable to Health Management Associates, Inc.	46,016	32,593	25,445	34,128

Earnings per share attributable to Health Management
Associates, Inc. common stockholders:
Basic and diluted
Continuing operations	$0.19	$0.13	$0.10	$0.13
Discontinued operations	-	-	-	0.01

Net income	$0.19	$0.13	$0.10	$0.14

Weighted average number of shares outstanding:
Basic	244,774	244,834	245,234	246,648
Diluted	245,229	245,914	247,514	249,171

(1)	Net revenue, income from continuing operations and income (loss) from discontinued operations have been reclassified for all quarters to conform to the current year consolidated statement of income presentation. Such reclassifications related to discontinued operations, which are discussed at Note 10.

(2)	As more fully discussed at Note 10, the loss from discontinued operations during the quarter ended December 31, 2010 included (i) a loss of approximately $12.1 million on the sale of Riley Hospital and its related health care operations and (ii) long-lived asset impairment charges of $8.4 million.

(3)	As more fully discussed at Note 2(c), the Company repurchased certain of its convertible debt securities during 2009. As a result, the Company recorded gains on the early extinguishment of debt of $16.7 million during the quarter ended March 31, 2009.

(4)	As more fully discussed at Note 4, the Company restructured a joint venture arrangement with Novant Health, Inc. on October 1, 2009. Such restructuring resulted in a gain of approximately $10.4 million that was included in discontinued operations during the quarter ended December 31, 2009. Additionally, income (loss) from discontinued operations during the quarter ended December 31, 2009 included a long-lived asset impairment charge of $4.6 million. The circumstances surrounding this charge are more fully described at Note 10.

13.	Subsequent Event

Subsequent to December 31, 2010, it was determined that the lease agreement in respect of Fishermen’s Hospital, a 25-bed hospital in Marathon, Florida, would most likely not be renewed. After the lease agreement expires in July 2011, the Company’s long-lived assets at the hospital, which primarily consist of equipment with a net book value of approximately $1.7 million at December 31, 2010, will be transferred to the Company’s other hospitals or sold.

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

Under the supervision of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of December 31, 2010, we maintained effective internal control over financial reporting.

Effective October 1, 2010, we acquired Wuesthoff Medical Center in Rockledge, Florida and Wuesthoff Medical Center in Melbourne, Florida (collectively, the “Wuesthoff Hospitals”). We excluded the Wuesthoff Hospitals from our 2010 assessment of the effectiveness of our internal control over financial reporting. The Wuesthoff Hospitals accounted for approximately $211.3 million of our total assets at December 31, 2010 and $71.9 million of our net revenue for the year then ended. We expect that our internal control system will be fully implemented at the Wuesthoff Hospitals during 2011 and correspondingly evaluated by us for effectiveness.

An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 has been performed by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included on the following page.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Health Management Associates, Inc.

We have audited Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Management Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wuesthoff Medical Center in Rockledge, Florida and Wuesthoff Medical Center in Melbourne, Florida (collectively, the “Wuesthoff Hospitals”), which are included in the 2010 consolidated financial statements of Health Management Associates, Inc. and constituted approximately $211.3 million and $196.4 million of total and net assets, respectively, as of December 31, 2010 and $71.9 million of net revenue during the year then ended. Our audit of internal control over financial reporting of Health Management Associates, Inc. also did not include an evaluation of the internal control over financial reporting of the Wuesthoff Hospitals.

In our opinion, Health Management Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Health Management Associates, Inc. and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Miami, Florida

February 24, 2011

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this Item 10 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 17, 2011 under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed not later than 120 days after December 31, 2010.

Executive Officers

Below is information regarding those persons who served as our executive officers during the year ended December 31, 2010.

Gary D. Newsome, age 53, became our President and Chief Executive Officer and a director on September 13, 2008. From early 1998 until September 12, 2008, Mr. Newsome was employed by Community Health Systems, Inc. (“Community”). He started at Community as a Group Vice President and by the end of his tenure with the company he was a Division President with responsibility for hospitals in Illinois, New Jersey, Pennsylvania, Tennessee and West Virginia. Mr. Newsome previously held management positions with us from June 1993 to March 1998, including Divisional Vice President, Assistant Vice President/Operations and Group Operations Vice President. Mr. Newsome is a member of the American College of Healthcare Executives. Mr. Newsome received a Bachelor of Science degree from Bluefield State College in West Virginia and a Masters in Business Administration from Butler University in Indianapolis. He also completed advanced studies at the University of Michigan School of Business.

Kelly E. Curry, age 56, has served as our Executive Vice President since July 1, 2007 and, effective January 12, 2010, he also became our Chief Financial Officer. Mr. Curry also served as our Chief Administrative Officer from September 13, 2008 until January 12, 2010 and Chief Operating Officer from July 1, 2007 until September 12, 2008. Before such time, he served as a consultant to us on hospital operations from October 2006 to June 2007. Mr. Curry, who is a Certified Public Accountant, previously held management positions with us from March 1982 to October 1994, including the position of Chief Financial Officer from April 1987 to October 1994. Since 1995, Mr. Curry has served as Chairman and President of Foundation in Christ Ministries, Ltd. in Ireland.

Robert E. Farnham, age 55, has served as our Senior Vice President—Finance since March 2001. From March 2001 until January 12, 2010, Mr. Farnham also served as our Chief Financial Officer. He joined us in 1985 and previously served as our Senior Vice President and Controller. Prior to joining us, Mr. Farnham, who is a Certified Public Accountant, was employed by the accounting firm of PricewaterhouseCoopers LLP, formerly known as Coopers & Lybrand LLP.

Timothy R. Parry, age 56, is our Senior Vice President, General Counsel and Corporate Secretary. He joined us in February 1996 as our Vice President and Assistant General Counsel after twelve years with the law firm of Harter Secrest & Emery LLP, the last seven years as a partner. Mr. Parry became our General Counsel in 1997. Prior to joining Harter Secrest & Emery LLP, he was an Ohio Assistant Attorney General for two years and a law clerk for the U.S. District Court for the Southern District of Ohio. Mr. Parry is an adjunct professor of law at Ave Maria Law School in Naples, Florida and he was appointed to the school’s faculty during 2009. He also previously served as a member of the Board of the Federation of American Hospitals.

Joseph C. Meek, age 55, has served as our Vice President and Treasurer since July 9, 2007. Prior to joining us, Mr. Meek held corporate treasury and investor relations positions of increasing responsibility with SSM Health Care, Spectrum Brands and Peabody Energy, all in St. Louis, Missouri, between 1998 and 2007. Mr. Meek also held banking positions with Industrial Bank of Japan, Yasuda Trust and Union Bank of Switzerland, all in Chicago, Illinois, between 1984 and 1998.

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

The information required by this Item 11 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 17, 2011 under the heading “Executive Compensation,” which proxy statement will be filed not later than 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 17, 2011 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed not later than 120 days after December 31, 2010.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2010

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	13,390,937	$5.22	13,931,964
Equity compensation plans not approved by security holders	—	—	—

Totals	13,390,937	$5.22	13,931,964

(1)	Includes, among other things, contingent deferred stock awards granted to officers and management staff pursuant to our Amended and Restated 1996 Executive Incentive Compensation Plan. See Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 17, 2011 under the headings “Certain Transactions” and “Corporate Governance,” which proxy statement will be filed not later than 120 days after December 31, 2010.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 17, 2011 under the heading “Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed not later than 120 days after December 31, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balances at Beginning of Period	Acquisitions and Dispositions	Charged to Operations (a)	Charged to Other Accounts	Deductions (b)	Balances at End of Period

Allowance for Doubtful Accounts (c)
Year ended December 31, 2010	$455,705	$291	$662,239	$—	$(622,749)	$495,486
Year ended December 31, 2009	449,031	(12,975)	606,812	—	(587,163)	455,705
Year ended December 31, 2008	485,767	—	540,106	—	(576,842)	449,031

(a)	Charges to operations include amounts related to provisions for doubtful accounts, before recoveries of accounts receivable that were previously written off.
(b)	Accounts receivable written off as uncollectible.
(c)	This table includes the activity of discontinued operations, as identified at Note 10 to the Consolidated Financial Statements in Item 8 of Part II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

By:	/s/ Gary D. Newsome	President and Chief Executive Officer	February 15, 2011
Gary D. Newsome

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ William J. Schoen	Chairman of the Board of Directors	February 15, 2011
William J. Schoen

/s/ Gary D. Newsome	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2011
Gary D. Newsome

/s/ Kelly E. Curry	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2011
Kelly E. Curry

/s/ Gary S. Bryant	Vice President and Controller (Principal Accounting Officer)	February 15, 2011
Gary S. Bryant

/s/ Kent P. Dauten	Director	February 15, 2011
Kent P. Dauten

/s/ Donald E. Kiernan	Director	February 15, 2011
Donald E. Kiernan

/s/ Robert A. Knox	Director	February 15, 2011
Robert A. Knox

/s/ William E. Mayberry	Director	February 15, 2011
William E. Mayberry, M.D.

/s/ Vicki A. O’Meara	Director	February 15, 2011
Vicki A. O’Meara

/s/ William C. Steere, Jr.	Director	February 15, 2011
William C. Steere, Jr.

/s/ Randolph W. Westerfield	Director	February 15, 2011
Randolph W. Westerfield, Ph.D.

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i)	Articles of Incorporation

	3.1	Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

	3.2	Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

	(ii)	By-laws

	3.3	By-laws, as amended and restated, previously filed and included as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 7, 2010, are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Specimen Stock Certificate, previously filed and included as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

	4.2	Indenture, dated April 21, 2006, between the Company and U.S. Bank National Association pertaining to the Company’s 6.125% Senior Notes due 2016, previously filed and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

	4.3	Form of Global Note for the Company’s 6.125% Senior Notes due 2016, previously filed and included as part of Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

	4.4	Supplemental Indenture, dated as of February 28, 2007, between the Company and U.S. Bank National Association pertaining to the Company’s 6.125% Senior Notes due 2016, previously filed and included as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.

	4.5	Credit Agreement dated as of February 16, 2007 among the Company; Bank of America, N.A., as Lender, Administrative Agent, Swing Line Lender and Letter of Credit (“L/C”) Issuer; Wachovia Bank, National Association, as Lender, Syndication Agent and L/C Issuer; Citicorp USA Inc., JPMorgan Chase Bank, N.A. and SunTrust Bank, as Lenders and Co-Documentation Agents; and certain other lenders that are parties thereto (includes form of Term B Note, form of Revolving Credit Note, form of Guaranty and form of Security Agreement), previously filed on July 8, 2009 and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A dated February 16, 2007, is incorporated herein by reference.

	4.6	Indenture, dated as of May 21, 2008, between the Company and U.S. Bank, National Association pertaining to the Company’s 3.75% Convertible Senior Subordinated Notes due 2028 issued by the Company, previously filed and included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.

	4.7	Form of 3.75% Convertible Senior Subordinated Note due 2028 issued by the Company, previously filed and included as part of Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.

(9)	Voting trust agreement

Not applicable.

(10)	Material contracts

Exhibits 4.2 through 4.7 referenced under (4) of this Index to Exhibits are incorporated herein by reference.

	10.1	Registration Agreement dated September 2, 1988 between HMA Holding Corp., First Chicago Investment Corporation, Madison Dearborn Partners IV, Prudential Venture Partners, Prudential Venture Partners II, William J. Schoen, Kelly E. Curry, Stephen M. Ray, Robb L. Smith, George A. Taylor and Earl P. Holland, previously filed and included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 33-36406), is incorporated herein by reference.

	†10.2	Restructuring Agreement, dated as of September 30, 2009, among Health Management Associates, Inc., Carolinas Holdings, LLC, Carolinas JV Holdings, L.P., Novant Health, Inc. and Foundation Health Systems Corp., previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.

	*10.3	Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

	*10.4	Amendment No. 1 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

	*10.5	Form of Director Stock Option Agreement under the Health Management Associates, Inc. Stock Option Plan for Outside Directors, as amended, previously filed and included as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

	*10.6	Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Appendix A to the Company’s definitive Proxy Statement filed on January 19, 2006, is incorporated herein by reference.

	*10.7	Amendment to the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.

	*10.8	Form of Restricted Stock Award Plan Notice under the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

	*10.9	Form of Trust Agreement for dividends paid with respect to restricted stock awards under the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

	*10.10	First Amendment to Employment Agreement between the Company and William J. Schoen, dated February 6, 2007, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 6, 2007, is incorporated herein by reference; and Employment Agreement for William J. Schoen made as of January 2, 2001, previously filed and included as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-53602), is incorporated herein by reference.

*10.11	Amendment to Stock Option Agreements between the Company and William J. Schoen made as of December 5, 2000, previously filed and included as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, is incorporated herein by reference.

*10.12	Fourth Amendment and Restatement of the Health Management Associates, Inc. Supplemental Executive Retirement Plan, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 2, 2008, is incorporated herein by reference.

*10.13	The Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit A to the Company’s definitive Proxy Statement filed on March 31, 2008, is incorporated herein by reference.

*10.14	Amendment No. 1 to the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.

*10.15	Amendment No. 2 to the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit A to the Company’s definitive Proxy Statement filed on April 5, 2010, is incorporated herein by reference.

*10.16	Form of Stock Option Agreement under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.17	Form of Contingent Stock Award under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

*10.18	Form of Deferred Stock Award under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

*10.19	Form of Deferred Stock Award under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan for independent directors serving on the Company’s Board of Directors.

*10.20	Form of Restricted Stock Award and Cash Performance Award for the year ended December 31, 2008 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.21	Stock Option Award granted to Gary D. Newsome under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.22	The forms of Restricted Stock Award and Cash Performance Award for the years ended December 31, 2010 and 2009 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan are the same, in all material respects, as the form of award previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which exhibit is incorporated herein by reference.

	*10.23	The form of Restricted Stock Award and Cash Performance Award for the year ending December 31, 2011 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan.

	*10.24	Certain executive officer compensation information, including stock-based compensation under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 16, 2010, is incorporated herein by reference.

	*10.25	Certain executive officer compensation information, including stock-based compensation under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 15, 2011, is incorporated herein by reference.

	*10.26	Cash Performance Award granted to Joseph C. Meek under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, is incorporated herein by reference.

	*10.27	Deferred Stock Award granted to Joseph C. Meek under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, is incorporated herein by reference.

	*10.28	The form of Deferred Stock Award granted to Joseph C. Meek for the year ending December 31, 2011 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan.

(11)	Statement re computation of per share earnings

Not applicable.

(12)	Statements re computation of ratios

Not applicable.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

Not applicable.

(14)	Code of Ethics

Not applicable.

(16)	Letter re change in certifying accountant

Not applicable.

(18)	Letter re change in accounting principles

Not applicable.

(21)	Subsidiaries of the registrant

	21.1	Subsidiaries of the registrant.

(22)	Published report regarding matters submitted to vote of security holders

Not applicable.

(23)	Consents of experts and counsel

	23.1	Consent of Ernst & Young LLP.

(24)	Power of attorney

Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications.

(99)	Additional exhibits

Not applicable.

(101)	Interactive data files

**101.INS XBRL Instance Document
**101.SCH XBRL Taxonomy Extension Schema Document
**101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB XBRL Taxonomy Extension Label Linkbase Document
**101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

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