Form 10-Q
period 2011-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2011-05-04
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

As of April 29, 2011, there were 253,172,320 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Net revenue	$1,433,641	$1,271,744

Operating expenses:
Salaries and benefits	571,393	502,575
Supplies	195,003	179,170
Provision for doubtful accounts	172,802	156,905
Depreciation and amortization	65,372	61,217
Rent expense	36,018	29,733
Other operating expenses	243,996	207,187

Total operating expenses	1,284,584	1,136,787

Income from operations	149,057	134,957
Other income (expense):
Gains on sales of assets, net	60	1,195
Interest and other income, net	134	1,271
Interest expense	(51,037)	(53,574)

Income from continuing operations before income taxes	98,214	83,849
Provision for income taxes	(35,504)	(29,983)

Income from continuing operations	62,710	53,866
Loss from discontinued operations, net of income taxes	(598)	(447)

Consolidated net income	62,112	53,419
Net income attributable to noncontrolling interests	(6,588)	(6,479)

Net income attributable to Health Management Associates, Inc.	$55,524	$46,940

Earnings per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.22	$0.19
Discontinued operations	-	-

Net income	$0.22	$0.19

Diluted
Continuing operations	$0.22	$0.19
Discontinued operations	-	-

Net income	$0.22	$0.19

Weighted average number of shares outstanding:
Basic	250,038	247,555

Diluted	253,727	249,867

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$95,796	$101,812
Available-for-sale securities	131,874	57,327
Accounts receivable, less allowances for doubtful accounts of $513,954 and $495,486 at March 31, 2011 and December 31, 2010, respectively	808,950	759,131
Supplies, prepaid expenses and other assets	190,704	185,163
Prepaid and recoverable income taxes	26,255	44,961
Restricted funds	38,095	39,684
Assets held for sale	4,994	4,994

Total current assets	1,296,668	1,193,072

Property, plant and equipment	4,363,723	4,292,101
Accumulated depreciation and amortization	(1,685,737)	(1,627,460)

Net property, plant and equipment	2,677,986	2,664,641

Restricted funds	47,668	51,067
Goodwill	914,940	913,084
Deferred charges and other assets	107,246	88,221

Total assets	$5,044,508	$4,910,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188,030	$172,501
Accrued expenses and other liabilities	338,202	321,332
Deferred income taxes	20,435	27,052
Current maturities of long-term debt and capital lease obligations	33,667	34,745

Total current liabilities	580,334	555,630

Deferred income taxes	184,056	157,177
Long-term debt and capital lease obligations, less current maturities	2,977,100	2,983,719
Interest rate swap contract	191,453	215,473
Other long-term liabilities	296,017	263,113

Total liabilities	4,228,960	4,175,112

Redeemable equity securities	201,498	201,487

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	-	-
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 253,155 shares and 250,880 shares issued at March 31, 2011 and December 31, 2010, respectively	2,532	2,509
Accumulated other comprehensive income (loss), net of income taxes	(114,798)	(131,124)
Additional paid-in capital	129,542	123,040
Retained earnings	581,994	526,470

Total Health Management Associates, Inc. stockholders’ equity	599,270	520,895
Noncontrolling interests	14,780	12,591

Total stockholders’ equity	614,050	533,486

Total liabilities and stockholders’ equity	$5,044,508	$4,910,085

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2011 and 2010

(in thousands)

(unaudited)

	Health Management Associates, Inc.					Non- controlling Interests	Total Stockholders’ Equity
			Accumulated Other Comprehensive Income (Loss), net	Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Par Value
Balances at January 1, 2011	250,880	$2,509	$(131,124)	$123,040	$526,470	$12,591	$533,486
Comprehensive income:
Net income	-	-	-	-	55,524	6,588	62,112
Unrealized gains (losses) on available-for-sale securities, net	-	-	538	-	-	-	538
Change in fair value of interest rate swap contract, net	-	-	15,788	-	-	-	15,788

Total comprehensive income ($71,850 and $6,588 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)							78,438
Exercises of stock options and related tax matters	653	7	-	7,335	-	-	7,342
Issuances of deferred stock and restricted stock and related tax matters	1,622	16	-	(7,316)	-	-	(7,300)
Stock-based compensation expense	-	-	-	6,483	-	-	6,483
Distributions to noncontrolling shareholders	-	-	-	-	-	(4,399)	(4,399)

Balances at March 31, 2011	253,155	$2,532	$(114,798)	$129,542	$581,994	$14,780	$614,050

	Health Management Associates, Inc.					Non- controlling Interests	Total Stockholders’ Equity
			Accumulated Other Comprehensive Income (Loss), net	Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Par Value
Balances at January 1, 2010	248,517	$2,485	$(120,242)	$96,531	$376,401	$6,445	$361,620
Comprehensive income:
Net income	-	-	-	-	46,940	6,479	53,419
Unrealized gains (losses) on available-for-sale securities, net	-	-	634	-	-	-	634
Change in fair value of interest rate swap contract, net	-	-	(10,247)	-	-	-	(10,247)

Total comprehensive income ($37,327 and $6,479 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)							43,806
Exercises of stock options and related tax matters	592	6	-	6,809	-	-	6,815
Issuances of deferred stock and restricted stock and related tax matters	1,222	12	-	(2,247)	-	-	(2,235)
Stock-based compensation expense	-	-	-	4,467	-	-	4,467
Noncontrolling shareholder interest in an acquired business	-	-	-	-	-	3,565	3,565
Distributions to noncontrolling shareholders	-	-	-	-	-	(5,075)	(5,075)

Balances at March 31, 2010	250,331	$2,503	$(129,855)	$105,560	$423,341	$11,414	$412,963

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Consolidated net income	$62,112	$53,419
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	67,040	62,900
Provision for doubtful accounts	172,802	156,905
Stock-based compensation expense	6,483	4,467
Gains on sales of assets, net	(60)	(1,195)
Losses (gains) on sales of available-for-sale securities	203	(932)
Deferred income tax expense	11,695	2,665
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(236,412)	(243,620)
Supplies, prepaid expenses and other current assets	(5,526)	(7,683)
Prepaid and recoverable income taxes	22,479	26,052
Deferred charges and other long-term assets	(4,430)	(3,706)
Accounts payable	(6,692)	15,455
Accrued expenses and other liabilities	29,431	15,093
Equity compensation excess income tax benefits	(2,897)	(1,100)
Loss from discontinued operations, net	598	447

Net cash provided by continuing operating activities	116,826	79,167

Cash flows from investing activities:
Additions to property, plant and equipment	(47,463)	(32,712)
Acquisitions of ancillary health care businesses	(3,696)	(10,959)
Proceeds from sales of assets and insurance recoveries	137	2,142
Purchases of available-for-sale securities	(240,538)	(80,130)
Proceeds from sales of available-for-sale securities	165,952	45,000
Decrease in restricted funds	5,696	6,078

Net cash used in continuing investing activities	(119,912)	(70,581)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(9,018)	(9,445)
Proceeds from exercises of stock options	5,557	3,561
Cash received from noncontrolling shareholders	-	2,547
Cash payments to noncontrolling shareholders	(4,546)	(5,407)
Equity compensation excess income tax benefits	2,897	1,100

Net cash used in continuing financing activities	(5,110)	(7,644)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(8,196)	942
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	2,180	483
Investing activities	-	(186)

Net increase (decrease) in cash and cash equivalents	(6,016)	1,239
Cash and cash equivalents at the beginning of the period	101,812	106,018

Cash and cash equivalents at the end of the period	$95,796	$107,257

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

1.    Business and Basis of Presentation

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) provides health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of March 31, 2011, we operated 59 hospitals in fifteen states with a total of 8,862 licensed beds. At such date, twenty-three and nine of our hospitals were located in Florida and Mississippi, respectively. Effective May 1, 2011, one of our subsidiaries acquired a 95% equity interest in a general acute care hospital in Batesville, Mississippi (see Note 9 for further discussion of this acquisition).

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 6.

The condensed consolidated balance sheet as of December 31, 2010 is unaudited; however it was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (referred to herein as our “2010 Form 10-K”). The interim condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. Our results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and changes in the economy and the health care regulatory environment, including the possible effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Based on the SEC’s guidance, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2010 Form 10-K. Additionally, see Note 7 for information regarding new accounting guidance that we adopted during the three months ended March 31, 2011.

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

2.    Net Revenue and Related Other

General. As more fully discussed at Note 1(f) to the audited consolidated financial statements included in our 2010 Form 10-K, net revenue is presented net of provisions for contractual adjustments and uninsured self-pay patient discounts. Specifically, gross charges to uninsured self-pay patients for non-elective procedures are discounted by 60% or more.

In the ordinary course of business, our hospitals and other health care facilities provide services to patients who are financially unable to pay for their care. Accounts identified as charity and indigent care are not recognized in net revenue. We maintain a uniform policy whereby patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and our collection agencies pursue payments on accounts receivable from patients who do not meet such criteria. Most states include an estimate of charity and indigent care costs in the determination of a hospital’s eligibility for Medicaid disproportionate share payments. We monitor the levels of charity and indigent care provided by our hospitals and other health care facilities and the procedures employed to identify and account for those patients.

Uncompensated Patient Care. To quantify the overall impact of, and trends related to, uninsured accounts, we believe that it is beneficial to view our: (i) foregone/unrecognized revenue for charity and indigent care; (ii) uninsured self-pay patient discounts; and (iii) provision for doubtful accounts, which we collectively refer to as “uncompensated patient care,” in combination rather than separately. We estimate the costs of our uncompensated patient care using a cost-to-charge ratio that is calculated by dividing our patient care costs by gross patient charges. Those costs include select direct and indirect costs such as salaries and benefits, supplies, depreciation and amortization, rent and other operating expenses.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    Net Revenue and Related Other (continued)

The table below sets forth the estimated costs of our uncompensated patient care (in thousands).

	Three Months Ended March 31,
	2011	2010
Charity and indigent care foregone/unrecognized revenue (based on established rates)	$21,405	$20,818
Uninsured self-pay patient discounts	226,796	179,633
Provision for doubtful accounts	172,802	156,905

	421,003	357,356
Cost-to-charge ratio	22.8%	22.4%

Estimated costs of uncompensated patient care	$95,989	$80,048

Other. The presentation of costs and expenses in our consolidated statements of income does not differentiate between costs of revenue and other costs because substantially all of our costs and expenses are related to providing health care services. Furthermore, we believe that the natural classification of expenses is the most meaningful presentation of our operations. Amounts that could be classified as general and administrative expenses include the costs of our home office, which were approximately $38.7 million and $35.2 million during the three months ended March 31, 2011 and 2010, respectively.

3.    Long-Term Debt and Capital Lease Obligations

The following discussion of our long-term debt and capital lease obligations should be read in conjunction with Notes 2 and 3 to the audited consolidated financial statements included in our 2010 Form 10-K. The table below summarizes our long-term debt and capital lease obligations (in thousands).

	March 31, 2011	December 31, 2010
Revolving credit facilities	$-	$-
Term Loan (as defined below)	2,474,559	2,481,434
6.125% Senior Notes due 2016, net of discounts	398,139	398,047
3.75% Convertible Senior Subordinated Notes due 2028, net of discounts	78,957	78,098
Installment notes and other unsecured long-term debt	5,216	5,184
Capital lease obligations	53,896	55,701

	3,010,767	3,018,464
Less current maturities	(33,667)	(34,745)

Long-term debt and capital lease obligations, less current maturities	$2,977,100	$2,983,719

Senior Secured Credit Facilities. Our senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the end of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement. There was no annual Excess Cash Flow generated during the year ended December 31, 2010.

During 2007, as required by the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not currently anticipate nonperformance because the interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for us to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At March 31, 2011, approximately $266.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.1% on both March 31, 2011 and April 29, 2011).

Although there were no amounts outstanding under the Revolving Credit Agreement on March 31, 2011, standby letters of credit in favor of third parties of approximately $49.5 million reduced the amount available for borrowing thereunder to $450.5 million on such date. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.1% and 2.0% on March 31, 2011 and April 29, 2011, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    Long-Term Debt and Capital Lease Obligations (continued)

Other. The estimated fair values of our long-term debt instruments, determined by reference to quoted market prices, are summarized in the table below (in thousands).

	March 31, 2011	December 31, 2010

Term Loan	$2,455,239	$2,448,211
6.125% Senior Notes due 2016	413,000	405,000
3.75% Convertible Senior Subordinated Notes due 2028	116,807	109,543

The estimated fair values of our other long-term debt instruments reasonably approximate their carrying amounts in the condensed consolidated balance sheets. See Note 5 for discussion of the estimated fair values of our other financial instruments, including valuation methods and significant assumptions.

The cash paid for interest on our long-term debt and capital lease obligations during the three months ended March 31, 2011 and 2010, including amounts that have been capitalized, was approximately $42.0 million and $47.2 million, respectively.

At March 31, 2011, we were in compliance with all of the covenants contained in our debt agreements.

4.    Earnings Per Share

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

	Three Months Ended March 31,
	2011	2010

Numerators:
Income from continuing operations	$62,710	$53,866
Income attributable to noncontrolling interests	(6,588)	(6,479)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	56,122	47,387
Loss from discontinued operations attributable to Health Management Associates, Inc. common stockholders	(598)	(447)

Net income attributable to Health Management Associates, Inc. common stockholders	$55,524	$46,940

Denominators:
Denominator for basic earnings per share-weighted average number of outstanding common shares	250,038	247,555
Dilutive securities:
Stock-based compensation arrangements	3,689	2,312

Denominator for diluted earnings per share	253,727	249,867

Earnings per share:
Basic
Continuing operations	$0.22	$0.19
Discontinued operations	-	-

Net income	$0.22	$0.19

Diluted
Continuing operations	$0.22	$0.19
Discontinued operations	-	-

Net income	$0.22	$0.19

Securities excluded from diluted earnings per share because they were antidilutive or performance conditions were not met:
Stock options	4,171	7,340

Deferred stock and restricted stock	488	589

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

Transfers between levels within the fair value hierarchy are recognized by us on the date of the change in circumstances that requires such transfer. The table below summarizes the estimated fair values of our financial assets (liabilities) as of March 31, 2011 (in thousands).

	Level 1	Level 2	Level 3

Available-for-sale securities, including those in restricted funds	$217,637	$-	$-
Interest rate swap contract	-	(191,453)	-

Totals	$217,637	$(191,453)	$-

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

Cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other liabilities are reflected in the condensed consolidated balance sheets at their estimated fair values primarily due to their short-term nature. As contemplated by Level 1 of the fair value hierarchy, the estimated fair values of available-for-sale securities and long-term debt (the latter of which are disclosed at Note 3) were determined by reference to quoted market prices.

Available-For-Sale Securities (including those in restricted funds). Supplemental information regarding our available-for-sale securities, which consisted solely of shares in publicly traded mutual funds that had no withdrawal restrictions, is set forth in the table below (dollars in thousands).

	Number of Mutual Fund Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

As of March 31, 2011:
Debt-based funds
Government	9	$194,462	$340	$(216)	$194,586
Corporate	2	6,943	578	-	7,521
Equity-based funds
Domestic	2	4,840	1,103	-	5,943
International	4	8,147	1,440	-	9,587

Totals	17	$214,392	$3,461	$(216)	$217,637

As of December 31, 2010:
Debt-based funds
Government	8	$120,026	$326	$(308)	$120,044
Corporate	2	6,943	457	-	7,400
Equity-based funds
Domestic	2	4,840	751	-	5,591
International	4	8,147	1,190	-	9,337

Totals	16	$139,956	$2,724	$(308)	$142,372

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

As of March 31, 2011 and December 31, 2010, mutual fund investments with aggregate estimated fair values of approximately $27.3 million (two investments) and $64.5 million (five investments), respectively, generated the nominal gross unrealized losses disclosed in the table on the previous page. Due to recent declines in the value of such securities and/or our brief holding period for the securities, we concluded that other-than-temporary impairment charges were not necessary at either of the balance sheet dates. We will continue to monitor and evaluate the recoverability of our available-for-sale securities.

The weighted average cost method is used to determine the historical cost basis of securities that are sold. All of the realized losses during the three months ended March 31, 2011 were reclassified from our net unrealized gains at December 31, 2010. Approximately $0.7 million of the realized gains during the three months ended March 31, 2010 were reclassified from our net unrealized gains at December 31, 2009. Gross realized gains and losses on sales of available-for-sale securities are summarized in the table below (in thousands).

	Three Months Ended March 31,
	2011	2010

Realized gains	$-	$932
Realized losses	(203)	-

Restricted Funds. Our restricted funds are held by a wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands. The assets of such subsidiary are effectively limited to use in its proprietary operations. The table below summarizes the estimated fair values of our restricted funds (in thousands).

	March 31, 2011	December 31, 2010

Cash and cash equivalents	$-	$5,706
Available-for-sale securities	85,763	85,045

Totals	$85,763	$90,751

During the three months ended March 31, 2010, we received proceeds of approximately $2.1 million from the sale of available-for-sale securities that were included in restricted funds. There were no other related sales or purchases during the three months ended March 31, 2011 and 2010.

6.    Discontinued Operations and Assets Held for Sale

Our discontinued operations during the periods presented herein consisted of 140-bed Riley Hospital in Meridian, Mississippi and its related health care operations (collectively, “Riley Hospital”). Effective December 31, 2010, certain of our subsidiaries sold Riley Hospital, which included the hospital’s supplies and long-lived assets (primarily property, plant and equipment). Because Riley Hospital became a discontinued operation subsequent to March 31, 2010, our 2010 interim condensed consolidated financial statements have been retroactively adjusted in accordance with GAAP to conform to the current period presentation.

Our assets held for sale at both March 31, 2011 and December 31, 2010 consisted of the remaining real property at Gulf Coast Medical Center in Biloxi, Mississippi and the Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas, which were closed on January 1, 2008 and June 1, 2008, respectively. Although we are currently evaluating various disposal alternatives for these idle facilities, the timing of such divestitures has not yet been determined.

The operating results and cash flows of discontinued operations are included in our consolidated financial statements up to the date of disposition. As provided by GAAP, the operating results and cash flows of Riley Hospital have been presented as discontinued operations in the interim condensed consolidated financial statements. The principal items affecting discontinued operations during the three months ended March 31, 2011 were: (i) a provision for doubtful accounts of approximately $0.7 million in respect of the Riley Hospital accounts receivable that we retained; (ii) a post-closing purchase price adjustment of $0.3 million attributable to working capital, which effectively increased our loss on the 2010 sale of Riley Hospital; and (iii) an income tax benefit of $0.4 million.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Discontinued Operations and Assets Held for Sale (continued)

The table below sets forth the details of our discontinued operations during the three months ended March 31, 2010 (in thousands).

Net revenue	$13,275

Operating expenses:
Salaries and benefits	5,192
Provision for doubtful accounts	1,900
Depreciation and amortization	898
Other operating expenses	6,015

Total operating expenses	14,005

Loss from operations before income taxes	(730)
Income tax benefit	283

Loss from discontinued operations	$(447)

7.    Other Significant Matters

Recent Accounting Guidance. During August 2010, the Financial Accounting Standards Board approved a change to certain accounting standards. That change prohibits health care entities from netting projected insurance recoveries against the related liabilities and/or reserves in their balance sheets (e.g., professional liability claims and expenses, workers’ compensation, health and welfare benefits, etc.). The modified accounting standard, which permitted early adoption, was required to be adopted for fiscal years and interim periods that began after December 15, 2010. Additionally, such accounting standard permitted adoption on either a prospective or retrospective basis. Effective January 1, 2011, we adopted the modified accounting standard on a prospective basis. The only impact of such adoption was an increase of approximately $15.4 million in our deferred charges and other assets and a corresponding increase in our other long-term liabilities. That “gross-up” amount did not materially change during the three months ended March 31, 2011. We do not believe that retrospective application of the modified accounting standard to any period prior to January 1, 2011 would have resulted in a material change to any of our historical interim or annual consolidated financial statements.

Acquisition Activity. During the three months ended March 31, 2011, certain of our subsidiaries acquired two ancillary health care businesses through the payment of cash consideration of approximately $3.7 million. During the three months ended March 31, 2010, certain of our subsidiaries acquired three ancillary health care businesses, including one in which we held a pre-acquisition minority equity interest, through: (i) the issuance of subsidiary equity securities valued at $3.1 million; (ii) the payment of cash consideration of $11.0 million; and (iii) the assumption of a capital lease agreement. These acquisitions, as well as our acquisition subsequent to March 31, 2011 that is discussed at Note 9, were in furtherance of that portion of our business strategy that calls for the acquisition of hospitals and other ancillary health care businesses in rural and non-urban areas.

Our acquisitions are accounted for using the purchase method of accounting. We use estimated exit price fair values as of the date of acquisition to (i) allocate the related purchase price to the assets acquired and liabilities assumed and (ii) record noncontrolling interests. We recorded incremental goodwill during the three months ended March 31, 2011 and 2010 because, in certain of the abovementioned acquisitions, the final negotiated purchase price exceeded the fair value of the net tangible and intangible assets acquired. Most of the goodwill that was added during those periods is expected to be tax deductible. The table below summarizes the purchase price allocations for the abovementioned acquisitions; however, in some cases, such purchase price allocations are preliminary and remain subject to future refinement as we gather supplemental information.

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Assets acquired:
Current and other assets	$15	$1,125
Property, plant and equipment	1,825	7,041
Goodwill	1,856	17,856

Total assets acquired	3,696	26,022
Liabilities assumed (principally a capital lease obligation)	-	(5,657)

Net assets acquired	$3,696	$20,365

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    Other Significant Matters (continued)

Joint Ventures and Redeemable Equity Securities. As of March 31, 2011, we had established joint ventures to own/lease and operate 27 of our hospitals. Local physicians and/or other health care entities own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage the related hospital’s day-to-day operations.

When completing a joint venture transaction, our subsidiary that is a party to the joint venture customarily issues equity securities that provide the noncontrolling shareholders with a unilateral right to require our subsidiary to redeem such securities (typically at the lower of the original investment or fair market value). Redeemable equity securities with redemption features that are not solely within our control are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. If it is unlikely that a redeemable equity security will ever require redemption (e.g., we do not expect that a triggering contingency will occur, etc.), then subsequent adjustments to the initially recorded amount will only be recognized in the period that a redemption becomes probable.

As recorded in the condensed consolidated balance sheets, redeemable equity securities represent (i) the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings and (ii) the initial unadjusted estimated fair values of certain contingent rights held by Novant Health, Inc. and Shands HealthCare, which are described below. As of March 31, 2011 and through April 29, 2011, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of our redeemable equity securities is summarized in the table below (in thousands).

	Three Months Ended March 31,
	2011	2010

Balances at the beginning of the period	$201,487	$182,473
Investments by noncontrolling shareholders and related other	158	5,679
Purchases of subsidiary shares from noncontrolling shareholders	(147)	(332)

Balances at the end of the period	$201,498	$187,820

Novant Health, Inc. may require us to purchase its 30% equity interest in 123-bed Lake Norman Regional Medical Center in Mooresville, North Carolina for the greater of $150.0 million or the fair market value of such interest in the hospital. This contingent right is exercisable only if we experience a change of control or a change in our senior executive management subsequent to a change of control. Additionally, Shands HealthCare may require us to purchase its 40% equity interest in one or more of the three hospitals that we acquired from them on July 1, 2010 if we experience a change of control. The purchase price in this regard would be set at the fair market value of the equity interests being acquired. We believe it is not probable that the contingent rights of Novant Health, Inc. and Shands HealthCare will vest because there are no circumstances known to us that would trigger the requisite change of control provision with either party. Accordingly, the carrying values of the related redeemable equity securities have not been adjusted since being initially recorded insofar as the contingent rights are concerned.

Comprehensive Income. GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. Supplemental information regarding our comprehensive income is set forth in the table below (in thousands).

	Three Months Ended March 31,
	2011	2010

Consolidated net income	$62,112	$53,419

Components of other comprehensive income:
Unrealized gains on available-for-sale securities, net	538	634
Changes in fair value of interest rate swap contract, net	15,788	(10,247)

Other comprehensive income (loss)	16,326	(9,613)

Total consolidated comprehensive income	78,438	43,806
Total comprehensive income attributable to noncontrolling interests	(6,588)	(6,479)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$71,850	$37,327

See Notes 3 and 5 for information regarding our interest rate swap contract and available-for-sale securities, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    Other Significant Matters (continued)

Income Taxes. Our effective income tax rates were approximately 36.1% and 35.8% during the three months ended March 31, 2011 and 2010, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 260 basis points and 300 basis points during the three months ended March 31, 2011 and 2010, respectively.

8.    Commitments and Contingencies

Physician and Physician Group Guarantees. We are committed to providing financial assistance to physicians and physician groups practicing in the communities that our hospitals serve through certain recruiting arrangements and professional services agreements. At March 31, 2011, we were committed to non-cancelable guarantees of approximately $32.8 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the contractual measurement periods, which generally approximate one year. We believe that the recorded liabilities for physician and physician group guarantees of $11.0 million and $10.3 million at March 31, 2011 and December 31, 2010, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

Ascension Health Lawsuit. On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Note 8) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U. S. District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied.

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe Health Management breached a confidentiality agreement. Accordingly, we consider the lawsuit filed by the Ascension subsidiaries to be without merit and we will continue to vigorously defend Health Management against the allegations, including any appeal that may be filed by the plaintiffs.

Medicare Billing Lawsuit. On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleges that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with the portion of the Social Security Act commonly known as the “Stark law” and the Anti-Kickback Act. The plaintiff’s complaint further alleges that the defendants’ conduct violated the False Claims Act. On September 27, 2010, the defendants moved to dismiss the complaint for failure to state a claim with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and failure to state a claim upon which relief can be granted pursuant to Rule 12(b)(6) of those federal rules. On November 11, 2010, the plaintiff filed a memorandum of law in opposition to the defendants’ motion to dismiss. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (No. 2:11-cv-00089-JES-DNF). We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter.

Governmental Matters. Several of our hospitals received letters during the second half of 2009 requesting information in connection with a U.S. Department of Justice (“DOJ”) investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. We believe that the DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and we are cooperating with the investigation. We continue to research and review the requested documentation and relevant regulatory guidance issued during the time period under review to determine billing accuracy. Based on our aggregate billings for inpatient kyphoplasty procedures during the period under review that were performed at the Health Management hospitals subject to the DOJ’s inquiry, we do not believe that the final outcome of this matter will be material.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    Commitments and Contingencies (continued)

During September 2010, Health Management received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain Health Management hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by Health Management’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. We have, and will continue to, fully cooperate with the DOJ in its ongoing investigation, which could potentially give rise to claims against Health Management and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, we recently commenced an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against Health Management or its hospitals; however; this matter is in its early stages and we are unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

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

9.    Subsequent Event

Effective May 1, 2011, one of our subsidiaries acquired a 95% equity interest in a company that owns and operates Tri-Lakes Medical Center, a 112-bed general acute care hospital in Batesville, Mississippi, and certain related health care operations. The purchase price for our equity interest was approximately $39.0 million in cash, excluding transaction-related costs. We funded this acquisition with cash on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

As of March 31, 2011, Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operated 59 hospitals with a total of 8,862 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding a 95% equity interest in a general acute care hospital in Batesville, Mississippi that one of our subsidiaries acquired subsequent to March 31, 2011. The operating results of hospitals and other health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1. Discontinued operations were not material to our consolidated results of operations during the periods presented herein.

During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Act”) were signed into law by President Obama. The primary goals of the Health Care Reform Act are to: (i) provide coverage by January 1, 2014 to an estimated 32 to 34 million Americans who currently do not have health insurance; (ii) reform the health care delivery system to improve quality; and (iii) lower the overall costs of providing health care. To accomplish the goal of expanding coverage, the new legislation mandates that all Americans maintain a minimum level of health care coverage. To that end, the Health Care Reform Act expands Medicaid coverage, provides federal subsidies to assist low-income individuals when they obtain health insurance and establishes insurance exchanges through which individuals and small employers can purchase health insurance. Health care cost savings under the Health Care Reform Act are expected to come from: (i) reductions in Medicare and Medicaid reimbursement payments to health care providers, including hospital operators; (ii) initiatives to reduce fraud, waste and abuse in government reimbursement programs; and (iii) other reforms to federal and state reimbursement systems. Although certain aspects of the Health Care Reform Act have already become effective, it will be several years before most of the far-reaching and innovative provisions of the new legislation are fully implemented. While we continue to evaluate the provisions of the Health Care Reform Act, its overall effect on our business cannot be reasonably determined at the present time because, among other things, the new legislation is very broad in scope and there exist uncertainties regarding the interpretation and future implementation of many of the regulations mandated under the Health Care Reform Act. Additionally, the Health Care Reform Act remains subject to significant legislative debate, including possible repeal and/or amendment, and there are substantial legal challenges to various aspects of the law that have been made on constitutional grounds. For further discussion of the Health Care Reform Act and its possible impact on our business and results of operations, see “Business – Sources of Revenue” in Item 1 of Part I and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

During the three months ended March 31, 2011, which we refer to as the 2011 Three Month Period, we experienced net revenue growth over the three months ended March 31, 2010, which we refer to as the 2010 Three Month Period, of approximately 12.7%. Such growth principally resulted from: (i) our acquisition of a 60% equity interest in each of three Florida-based general acute care hospitals with a total of 139 licensed beds and certain related health care operations (collectively, “Shands”) in July 2010; (ii) our acquisition of two Florida-based general acute care hospitals with a total of 413 licensed beds and certain related health care operations (collectively, “Wuesthoff”) in October 2010; (iii) increased surgical volume attributable to physician recruitment and market service development at certain of our hospitals and other health care facilities; and (iv) more emergency room visits, which we believe were attributable, in part, to our dedicated focus on emergency room operations. Primarily as a result of the growth in net revenue, income from operations increased approximately $14.1 million, or 10.4%, during the 2011 Three Month Period and income from continuing operations increased during the same period by $8.8 million, or 16.4%.

Our strategic operational objectives include increasing patient volume and operating margins, while decreasing uninsured/underinsured patient levels and the provision for doubtful accounts. Our specific plans include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor contracts and developing action plans responsive to feedback from patient, physician and employee satisfaction surveys. We also seek opportunities for market service development in the communities that we serve, including establishing ambulatory surgical centers, urgent care centers, cardiac cath labs, angiography suites and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we are investing significant resources in physician recruitment and retention (primary care physicians and specialists), emergency room operations, advanced robotic surgical systems, replacement hospital construction and other capital projects. For example, we continue to implement ER Extra®, which is our signature patient-centered emergency room program that is designed to reduce patient wait times, enhance patient satisfaction and improve the quality and scope of patient assessments. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions. Additionally, as we consider potential acquisitions, joint ventures and partnerships in 2011 and beyond, we believe that continually improving our existing operations provides us with a fundamentally sound infrastructure upon which we can add hospitals and other ancillary health care businesses.

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

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net revenue generated on an outpatient basis. Recognizing the importance of these services, we have improved many of our health care facilities to accommodate the outpatient needs of the communities that they serve. We have also invested substantial capital in many of our hospitals and physician practices during the past several years, resulting in improvements and enhancements to our diagnostic imaging and ambulatory surgical services.

During the past several years, various economic and other factors have resulted in a large number of uninsured and underinsured patients seeking health care in the United States. Self-pay admissions as a percent of total admissions at our hospitals were approximately 6.4% and 6.5% during the 2011 Three Month Period and the 2010 Three Month Period, respectively. We continue to take various measures to address the impact of uninsured and underinsured patients on our business. Additionally, one of the primary goals of the Health Care Reform Act is to provide health insurance coverage to more Americans. Nevertheless, there can be no assurances that our self-pay admissions will not grow in future periods, especially in light of the prolonged downturn in the economy and correspondingly higher levels of unemployment in many of the markets served by our hospitals. Therefore, we regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

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

The table below reconciles our consolidated net income to Adjusted EBITDA (in thousands).

	Three Months Ended March 31,
	2011	2010
Consolidated net income	$62,112	$53,419

Adjustments:
Interest expense	51,037	53,574
Provision for income taxes	35,504	29,983
Depreciation and amortization	65,372	61,217
Loss from discontinued operations	598	447
Gains on sales of assets, net	(60)	(1,195)
Interest and other income, net	(134)	(1,271)

Total adjustments	152,317	142,755

Adjusted EBITDA	$214,429	$196,174

Adjusted EBITDA as a percent of net revenue	15.0%	15.4%

Critical Accounting Policies and Estimates Update

General. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider a critical accounting policy to be one that requires us to make significant judgments and estimates when we prepare our consolidated financial statements. Such critical accounting policies and estimates, which are more fully described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010, include: (i) net revenue; (ii) the provision for doubtful accounts; (iii) impairments of long-lived assets and goodwill; (iv) income taxes; (v) professional liability risks and other self-insured programs; and (vi) legal and other loss contingencies.

There were no material changes to our critical accounting policies and estimates during the 2011 Three Month Period. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 for recent accounting guidance that we adopted during the 2011 Three Month Period. Such new accounting guidance did not have a material impact on our consolidated financial statements.

Goodwill. We review our goodwill for impairment on an annual basis (i.e., each October 1) and whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on, among other things, market conditions and operational performance. When performing the impairment test, we initially compare the estimated fair values of each reporting unit’s net assets, including allocated home office net assets, to the corresponding carrying amounts on our consolidated balance sheet (i.e., Step 1 of the goodwill impairment test). If the estimated fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of the reporting unit’s goodwill, compare such fair value to the corresponding carrying amount and, if necessary, record a goodwill impairment charge. We do not believe that any of our reporting units are currently at risk of failing Step 1 of the goodwill impairment test.

2011 Three Month Period Compared to the 2010 Three Month Period

The tables below summarize our operating results for the 2011 Three Month Period and the 2010 Three Month Period. Hospitals that were owned/leased and operated by us for one year or more as of March 31, 2011 are referred to as same 2011 hospitals. For all year-over-year comparative discussions herein, the operating results of our same 2011 hospitals are only considered to the extent that there was a similar period of operation in both years.

	Three Months Ended March 31,
	2011		2010
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue	$1,433,641	100.0%	$1,271,744		100.0%

Operating expenses:
Salaries and benefits	571,393	39.9	502,575		39.5
Supplies	195,003	13.6	179,170		14.1
Provision for doubtful accounts	172,802	12.1	156,905		12.3
Depreciation and amortization	65,372	4.5	61,217		4.8
Rent expense	36,018	2.5	29,733		2.4
Other operating expenses	243,996	17.0	207,187		16.3

Total operating expenses	1,284,584	89.6	1,136,787		89.4

Income from operations	149,057	10.4	134,957		10.6

Other income (expense):
Gains on sales of assets, net	60	-	1,195		0.1
Interest and other income, net	134	-	1,271		0.1
Interest expense	(51,037)	(3.5)	(53,574)		(4.2)

Income from continuing operations before income taxes	98,214	6.9	83,849		6.6
Provision for income taxes	(35,504)	(2.5)	(29,983)		(2.4)

Income from continuing operations	$62,710	4.4%	$53,866		4.2%

	Three Months Ended March 31,		Change		Percent Change
	2011	2010
Same 2011 Hospitals *
Occupancy	47.3%	49.1%	(180	)bps**	n/a
Patient days	349,607	362,393	(12,786)		(3.5)%
Admissions	81,460	84,766	(3,306)		(3.9)%
Adjusted admissions †	146,899	147,365	(466)		(0.3)%
Emergency room visits	360,256	343,256	17,000		5.0%
Surgeries	78,527	78,126	401		0.5%
Outpatient revenue percent	49.4%	48.1%	130	bps	n/a
Inpatient revenue percent	50.6%	51.9%	(130	)bps	n/a

Total Hospitals
Occupancy	48.3%	49.1%	(80	)bps	n/a
Patient days	381,195	362,393	18,802		5.2%
Admissions	88,343	84,766	3,577		4.2%
Adjusted admissions †	159,642	147,365	12,277		8.3%
Emergency room visits	393,148	343,256	49,892		14.5%
Surgeries	82,897	78,126	4,771		6.1%
Outpatient revenue percent	49.7%	48.1%	160	bps	n/a
Inpatient revenue percent	50.3%	51.9%	(160	)bps	n/a

* Includes acquired hospitals to the extent we operated them for comparable periods

** basis points

† Admissions adjusted for outpatient volume

Net revenue during the 2011 Three Month Period was approximately $1,433.6 million as compared to $1,271.7 million during the 2010 Three Month Period. This change represented an increase of $161.9 million, or 12.7%. Our same 2011 hospitals provided $61.2 million, or 37.8%, of the increase in net revenue as a result of: (i) increased surgical volume; (ii) an increase in emergency room visits; and (iii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions, primarily due to a reduction in admissions of uninsured patients and certain weather-related disruptions. The remaining 2011 net revenue increase of $100.7 million was due to our acquisitions of Shands in July 2010 and Wuesthoff in October 2010.

Net revenue per adjusted admission increased approximately 4.1% during the 2011 Three Month Period as compared to the 2010 Three Month Period. The factors contributing to such change included higher patient acuity, increased surgical volume and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2011 Three Month Period decreased 20 basis points to 12.1% of net revenue as compared to 12.3% of net revenue during the 2010 Three Month Period. This improvement in our provision for doubtful accounts during the 2011 Three Month Period was primarily due to (i) a 10 basis point decline in self-pay admissions at our hospitals and (ii) improved collections of self-pay patient balances and patient responsibility amounts (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.).

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2011 Three Month Period and the 2010 Three Month Period, our Uncompensated Patient Care Percentage was 25.0% and 24.3%, respectively. This 70 basis point increase during the 2011 Three Month Period primarily reflects greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue increased to 39.9% during the 2011 Three Month Period from 39.5% during the 2010 Three Month Period. This increase was primarily due to (i) routine salary and wage increases and (ii) disproportionately higher salaries and benefits at our recent acquisitions.

Supplies as a percent of net revenue decreased from 14.1% during the 2010 Three Month Period to 13.6% during the 2011 Three Month Period. This decrease was primarily due to improved pricing and greater discounts from our group purchasing agreement and a change in the mix of our surgeries during the 2011 Three Month Period.

Rent expense as a percent of net revenue increased during the 2011 Three Month Period as compared to the 2010 Three Month Period while depreciation and amortization expense as a percent of net revenue declined. In recent years, we have entered into more operating lease arrangements. As our use of operating leases has increased, depreciation and amortization expense has declined and rent expense has increased. Additionally, certain of our hospitals reached the end of their depreciable lives during 2010, which further reduced depreciation and amortization expense in 2011.

Other operating expenses as a percent of net revenue increased from 16.3% during the 2010 Three Month Period to 17.0% during the 2011 Three Month Period. This change was primarily due to: (i) higher state-mandated provider taxes and increased repairs and maintenance costs during the 2011 Three Month Period; (ii) certain services at our hospitals that have been recently outsourced and/or contracted to third parties; and (iii) disproportionately higher costs at our recent acquisitions.

Interest and other income decreased from approximately $1.3 million during the 2010 Three Month Period to $0.1 million during the 2011 Three Month Period. This decrease primarily related to realized losses of $0.2 million on sales of available-for-sale securities during the 2011 Three Month Period as compared to realized gains on sales of available-for-sale securities of $0.9 million the 2010 Three Month Period.

Interest expense decreased from approximately $53.6 million during the 2010 Three Month Period to $51.0 million during the 2011 Three Month Period. Such decrease was primarily due to a lower overall effective interest rate on our $2.75 billion seven-year term loan because less of the outstanding balance thereunder was covered by our interest rate swap contract. We also maintained a lower average outstanding principal balance on such term loan during the 2011 Three Month Period as compared to the 2010 Three Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Our effective income tax rates were approximately 36.1% and 35.8% during the 2011 Three Month Period and the 2010 Three Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 260 basis points and 300 basis points during the 2011 Three Month Period and the 2010 Three Month Period, respectively.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. At March 31, 2011, we also had (i) approximately $131.9 million of available-for-sale securities, which included $37.3 million that will primarily be used to fund a portion of our self-insured professional liability program, and (ii) borrowing capacity of $450.5 million under our long-term revolving credit facility that can be used for, among other things, general business purposes and acquisitions. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs. As discussed at Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1, we used $39.0 million of our cash on hand to complete the acquisition of a 95% equity interest in a general acute care hospital in Batesville, Mississippi effective May 1, 2011. Below is a summary of our recent cash flow activity (in thousands).

	Three Months Ended March 31,
	2011	2010
Sources (uses) of cash and cash equivalents:
Operating activities	$116,826	$79,167
Investing activities	(119,912)	(70,581)
Financing activities	(5,110)	(7,644)
Discontinued operations	2,180	297

Net increase (decrease) in cash and cash equivalents	$(6,016)	$1,239

Operating Activities

Our cash flows from continuing operating activities increased approximately $37.7 million, or 47.6%, during the 2011 Three Month Period when compared to the 2010 Three Month Period. This increase primarily related to: (i) improved profitability (i.e., an increase of $14.1 million in income from operations during the 2011 Three Month Period compared to the 2010 Three Month Period); (ii) overall stronger collections on accounts receivable during the 2011 Three Month Period (notwithstanding the growth in Wuesthoff accounts receivable that is discussed below under “Days Sales Outstanding”); and (iii) lower interest payments during the 2011 Three Month Period when compared to the 2010 Three Month Period. During the 2011 Three Month Period, we made estimated federal and state income tax payments of $1.3 million. We expect that such payments for the year ending December 31, 2011 will be reasonably consistent with our 2010 payments. Additionally, we believe that our Wuesthoff accounts receivable cash collections will stabilize during the second quarter of 2011.

Investing Activities

Cash used in investing activities during the 2011 Three Month Period included (i) approximately $47.5 million of additions to property, plant and equipment, consisting primarily of new medical and information technology equipment, software, renovation and expansion projects at certain of our facilities and construction of a hospital to replace Madison County Medical Center in Canton, Mississippi, and (ii) $3.7 million to acquire two ancillary health care businesses. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding certain of our acquisitions. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $74.6 million from buying and selling such securities during the 2011 Three Month Period. Partially offsetting the abovementioned cash outlays was a decrease in our restricted funds of $5.7 million during that period.

Cash used in investing activities during the 2010 Three Month Period included (i) approximately $32.7 million of additions to property, plant and equipment, consisting primarily of medical equipment and renovation and expansion projects at certain of our facilities, and (ii) $11.0 million to acquire three ancillary health care businesses. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $35.1 million from buying and selling such securities during the 2010 Three Month Period. Partially offsetting the abovementioned cash outlays were a decrease in our restricted funds of $6.1 million and $2.1 million from sales of assets and insurance recoveries.

Financing Activities

During the 2011 Three Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $9.0 million. We also paid $4.5 million to noncontrolling shareholders primarily for recurring distributions. Partially offsetting these cash outlays were (i) $5.6 million of cash proceeds from exercises of stock options and (ii) $2.9 million of excess income tax benefits from our stock-based compensation arrangements. See Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt and capital lease arrangements.

During the 2010 Three Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $9.4 million. We also paid $5.4 million to noncontrolling shareholders primarily for recurring distributions. Partially offsetting these cash outlays were (i) $2.5 million that we received from noncontrolling shareholders to acquire minority equity interests in certain of our joint ventures and (ii) cash proceeds from exercises of stock options of $3.6 million.

Days Sales Outstanding

To calculate days sales outstanding, or DSO, we initially divide quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 50 days at March 31, 2011, which compares to 49 days at December 31, 2010 and 51 days at March 31, 2010.

During the 2011 Three Month Period, we were finalizing the necessary approvals for our Medicare and Medicaid provider numbers for the Wuesthoff hospitals and their related health care operations, which we acquired on October 1, 2010. While the necessary approvals were pending, we were unable to bill for the services that we provided at the Wuesthoff facilities, which caused our accounts receivable to grow and correspondingly increased our DSO by approximately four days at each of March 31, 2011 and December 31, 2010. As we obtained the necessary approvals to bill for our services, we started receiving cash collections on the related accounts receivable during March 2011 and thereafter.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that reversals of existing taxable temporary differences, future taxable income and carrybacks will allow us to realize the deferred tax assets that are recognized in our consolidated balance sheets.

Capital Resources

Senior Secured Credit Facilities. Our variable rate senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the end of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement; however, no such payment was required for the year ended December 31, 2010. Our mandatory principal payments under the Credit Facilities for the twelve months ending March 31, 2012 are approximately $25.8 million. Throughout the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. During the 2011 Three Month Period, we did not borrow under the Revolving Credit Agreement. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for the seven-year term of the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not currently anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. See Note 5 to the Interim Condensed Consolidated Financial Statements

in Item 1 for information regarding the estimated fair value of our interest rate swap contract. At March 31, 2011, approximately $266.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.1% on both March 31, 2011 and April 29, 2011).

Although there were no amounts outstanding under the Revolving Credit Agreement on April 29, 2011, standby letters of credit in favor of third parties of approximately $49.5 million reduced the amount available for borrowing thereunder to $450.5 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.0% on April 29, 2011.

We intend to fund the Term Loan’s quarterly principal and interest payments and mandatory Excess Cash Flow payments, if any, with available cash balances, cash provided by operating activities and/or borrowings under the Revolving Credit Agreement.

Demand Promissory Note. We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest will be immediately due and payable upon the bank’s written demand. We did not borrow under this credit facility during the 2011 Three Month Period. The demand promissory note’s effective interest rate on April 29, 2011 was approximately 2.3%; however, there were no amounts outstanding thereunder on such date.

Debt Covenants

The Credit Facilities and the indentures governing our convertible debt securities and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At March 31, 2011, we were in compliance with all of the covenants contained in those debt agreements. The table below summarizes certain key financial covenants under the Credit Facilities and our corresponding actual performance as of and for the period ended March 31, 2011. We believe that these financial covenants and the related ratios are important because they provide us with information about our ability to: (i) service our existing debt obligations; (ii) incur new debt or borrow under the Revolving Credit Agreement; and (iii) maintain good relationships with our lenders. The methodologies used to determine these ratios can be found at Exhibit 99.1 to our Current Report on Form 8-K/A that was filed on July 8, 2009.

	Requirement	Actual
Minimum required consolidated interest coverage ratio	2.80 to 1.00	3.52 to 1.00
Maximum permitted consolidated leverage ratio	4.70 to 1.00	4.03 to 1.00

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

Standby Letters of Credit

As of April 29, 2011, we maintained approximately $49.5 million of standby letters of credit in favor of third parties with various expiration dates through April 30, 2012. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that capital expenditures for property, plant and equipment will range from 4.5% to 5.5% of our net revenue for the year ending December 31, 2011, which is within the capital expenditure limitations of the Credit Facilities. As of March 31, 2011, we had started: (i) construction of a hospital to replace Madison County Medical Center in Canton, Mississippi; (ii) several hospital renovation and expansion projects; and (iii) various information technology hardware and software upgrades. Additionally, we estimate that the remaining cost to build and equip a replacement hospital for Walton Regional Medical Center in Monroe, Georgia will range from $40 million to $45 million. We are currently obligated to complete construction of this replacement hospital no later than December 31, 2012. We do not believe that any of our construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

Part of our strategic business plan calls for us to acquire hospitals and other ancillary health care businesses that are aligned with our business model, available at a reasonable price and otherwise meet our strict acquisition criteria. We fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. Specifically, we funded the acquisition of a 95% equity interest in a general acute care hospital in Batesville, Mississippi effective May 1, 2011 with cash on hand. This acquisition is discussed at Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1.

Divestitures of Idle Property

As more fully discussed at Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1, we intend to sell (i) Gulf Coast Medical Center, formerly a general acute care hospital in Biloxi, Mississippi that we closed on January 1, 2008, and (ii) the Woman’s Center at Dallas Regional Medical Center, formerly a specialty women’s hospital in Mesquite, Texas that we closed on June 1, 2008. However, the timing of such divestitures has not yet been determined. We intend to use the proceeds from the sales of these closed hospitals for general business purposes.

Contractual Obligations and Off-Balance Sheet Arrangements

During the 2011 Three Month Period, there were no material changes to the contractual obligation and off-balance sheet information provided in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by our forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. Furthermore, we operate in a continually changing business and regulatory environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or results of operations or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the 2011 Three Month Period, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Health Management Associates, Inc. and its subsidiaries (collectively, “we,” “our” and “us”) operate in a highly regulated and litigious industry. As a result, we have been, and expect to continue to be, subject to various claims, lawsuits and regulatory proceedings. The ultimate resolution of these matters, individually or in the aggregate, could have a materially adverse effect on our business, financial condition, results of operations and/or cash flows. We are currently a party to a number of legal and regulatory proceedings, including those described below.

Ascension Health Lawsuit. On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Item 1) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a 231-bed general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U. S. District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied.

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe Health Management breached a confidentiality agreement. Accordingly, we consider the lawsuit filed by the Ascension subsidiaries to be without merit and we will continue to vigorously defend Health Management against the allegations, including any appeal that may be filed by the plaintiffs.

Medicare Billing Lawsuit. On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleges that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with the portion of the Social Security Act commonly known as the “Stark law” and the Anti-Kickback Act. The plaintiff’s complaint further alleges that the defendants’ conduct violated the False Claims Act. On September 27, 2010, the defendants moved to dismiss the complaint for failure to state a claim with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and failure to state a claim upon which relief can be granted pursuant to Rule 12(b)(6) of those federal rules. On November 11, 2010, the plaintiff filed a memorandum of law in opposition to the defendants’ motion to dismiss. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (No. 2:11-cv-00089-JES-DNF). We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter.

Governmental Matters. Several of our hospitals received letters during the second half of 2009 requesting information in connection with a U.S. Department of Justice (“DOJ”) investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. We believe that the DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and we are cooperating with the investigation. We continue to research and review the requested documentation and relevant regulatory guidance issued during the time period under review to determine billing accuracy. Based on our aggregate billings for inpatient kyphoplasty procedures during the period under review that were performed at the Health Management hospitals subject to the DOJ’s inquiry, we do not believe that the final outcome of this matter will be material.

During September 2010, Health Management received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain Health Management hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by Health Management’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. We have, and will continue to, fully cooperate with the DOJ in its ongoing investigation, which could potentially give rise to claims against Health Management and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, we recently commenced an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against Health Management or its hospitals; however; this matter is in its early stages and we are unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

Other. We are also a party to various other legal actions arising out of the normal course of our business. Due to the inherent uncertainties of litigation and dispute resolution, we are unable to estimate the ultimate losses, if any, relating to each of our outstanding legal actions and other loss contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes the number of shares of our common stock that were withheld to satisfy tax withholding obligations for stock-based compensation awards that vested during the three months ended March 31, 2011.

Month Ended	Total Number of Shares Purchased	Average Price Per Share

January 31, 2011	245,547	$9.54
February 28, 2011	63,119	9.63
March 31, 2011	447,436	9.76

Total	756,102

Item 6. Exhibits.

See Index to Exhibits beginning on page 29 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: May 4, 2011	By:	/s/ Gary S. Bryant
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