Form 10-Q
period 2011-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2011-08-03
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

As of July 29, 2011, there were 254,102,805 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue	$1,395,353	$1,230,101	$2,822,182	$2,495,255

Operating expenses:
Salaries and benefits	546,198	483,423	1,115,236	983,443
Supplies	185,789	175,036	380,255	353,491
Provision for doubtful accounts	170,787	147,906	342,856	304,065
Depreciation and amortization	64,201	60,280	128,829	120,802
Rent expense	36,774	30,042	72,621	59,594
Other operating expenses	252,037	212,233	494,975	418,340

Total operating expenses	1,255,786	1,108,920	2,534,772	2,239,735

Income from operations	139,567	121,181	287,410	255,520

Other income (expense):
Gains (losses) on sales of assets, net	(854)	84	(794)	1,279
Interest and other income, net	993	2,651	1,127	3,922
Interest expense	(51,033)	(52,530)	(102,070)	(106,104)

Income from continuing operations before income taxes	88,673	71,386	185,673	154,617
Provision for income taxes	(31,757)	(25,318)	(66,791)	(55,061)

Income from continuing operations	56,916	46,068	118,882	99,556
Loss from discontinued operations, net of income taxes	(1,583)	(355)	(1,437)	(424)

Consolidated net income	55,333	45,713	117,445	99,132
Net income attributable to noncontrolling interests	(6,722)	(6,056)	(13,310)	(12,535)

Net income attributable to Health Management Associates, Inc.	$48,611	$39,657	$104,135	$86,597

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.20	$0.16	$0.42	$0.35
Discontinued operations	(0.01)	-	(0.01)	-

Net income	$0.19	$0.16	$0.41	$0.35

Diluted
Continuing operations	$0.20	$0.16	$0.42	$0.35
Discontinued operations	(0.01)	-	(0.01)	-

Net income	$0.19	$0.16	$0.41	$0.35

Weighted average number of shares outstanding:
Basic	251,765	248,390	250,898	247,975

Diluted	255,235	251,198	254,478	250,535

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$90,307	$101,812
Available-for-sale securities	140,430	57,327
Accounts receivable, less allowances for doubtful accounts of $534,464 and $495,486 at June 30, 2011 and December 31, 2010, respectively	761,776	759,131
Supplies, prepaid expenses and other assets	191,047	184,081
Prepaid and recoverable income taxes	45,340	44,961
Restricted funds	33,580	39,684
Assets of discontinued operations	6,530	11,384

Total current assets	1,269,010	1,198,380

Property, plant and equipment	4,453,492	4,265,435
Accumulated depreciation and amortization	(1,711,946)	(1,602,488)

Net property, plant and equipment	2,741,546	2,662,947

Restricted funds	69,710	51,067
Goodwill	911,632	909,470
Deferred charges and other assets	110,163	88,221

Total assets	$5,102,061	$4,910,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,383	$172,501
Accrued expenses and other liabilities	338,242	321,332
Deferred income taxes	13,818	27,052
Current maturities of long-term debt and capital lease obligations	35,660	34,745

Total current liabilities	557,103	555,630

Deferred income taxes	189,038	157,177
Long-term debt and capital lease obligations, less current maturities	2,984,915	2,983,719
Interest rate swap contract	195,243	215,473
Other long-term liabilities	299,320	263,113

Total liabilities	4,225,619	4,175,112

Redeemable equity securities	203,434	201,487

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	-	-
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 254,095 shares and 250,880 shares issued at June 30, 2011 and December 31, 2010, respectively	2,541	2,509
Accumulated other comprehensive income (loss), net of income taxes	(114,829)	(131,124)
Additional paid-in capital	144,818	123,040
Retained earnings	630,605	526,470

Total Health Management Associates, Inc. stockholders’ equity	663,135	520,895
Noncontrolling interests	9,873	12,591

Total stockholders’ equity	673,008	533,486

Total liabilities and stockholders’ equity	$5,102,061	$4,910,085

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2011 and 2010

(in thousands)

(unaudited)

	Health Management Associates, Inc.
			Accumulated
			Other	Additional		Non-	Total
	Common Stock		Comprehensive	Paid-in	Retained	controlling	Stockholders’
	Shares	Par Value	Income (Loss), net	Capital	Earnings	Interests	Equity

Balances at January 1, 2011	250,880	$2,509	$(131,124)	$123,040	$526,470	$12,591	$533,486
Comprehensive income:
Net income	-	-	-	-	104,135	13,310	117,445
Unrealized gains (losses) on available-for-sale securities, net	-	-	734	-	-	-	734
Change in fair value of interest rate swap contract, net	-	-	15,561	-	-	-	15,561

Total comprehensive income ($120,430 and $13,310 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)							133,740
Exercises of stock options and related tax matters	1,566	16	-	16,202	-	-	16,218
Issuances of deferred stock and restricted stock and related tax matters	1,649	16	-	(7,369)	-	-	(7,353)
Stock-based compensation expense	-	-	-	12,945	-	-	12,945
Distributions to noncontrolling shareholders	-	-	-	-	-	(16,028)	(16,028)

Balances at June 30, 2011	254,095	$2,541	$(114,829)	$144,818	$630,605	$9,873	$673,008

	Health Management Associates, Inc.
			Accumulated
			Other	Additional		Non-	Total
	Common Stock		Comprehensive	Paid-in	Retained	controlling	Stockholders’
	Shares	Par Value	Income (Loss), net	Capital	Earnings	Interests	Equity
Balances at January 1, 2010	248,517	$2,485	$(120,242)	$96,531	$376,401	$6,445	$361,620
Comprehensive income:
Net income	-	-	-	-	86,597	12,535	99,132
Unrealized gains (losses) on available-for-sale securities, net	-	-	(346)	-	-	-	(346)
Change in fair value of interest rate swap contract, net	-	-	(23,022)	-	-	-	(23,022)

Total comprehensive income ($63,229 and $12,535 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)							75,764
Exercises of stock options and related tax matters	856	9	-	8,740	-	-	8,749
Issuances of deferred stock and restricted stock and related tax matters	1,235	12	-	(3,062)	-	-	(3,050)
Stock-based compensation expense	-	-	-	8,934	-	-	8,934
Noncontrolling shareholder interest in an acquired business	-	-	-	-	-	3,565	3,565
Distributions to noncontrolling shareholders	-	-	-	-	-	(9,534)	(9,534)

Balances at June 30, 2010	250,608	$2,506	$(143,610)	$111,143	$462,998	$13,011	$446,048

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Consolidated net income	$117,445	$99,132
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	132,162	124,165
Provision for doubtful accounts	342,856	304,065
Stock-based compensation expense	12,945	8,934
Losses (gains) on sales of assets, net	794	(1,279)
Gains on sales of available-for-sale securities, net	(7)	(2,754)
Deferred income tax expense (benefit)	13,615	(8,698)
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(355,170)	(307,282)
Supplies, prepaid expenses and other current assets	(6,722)	(9,078)
Prepaid and recoverable income taxes	10,448	14,367
Deferred charges and other long-term assets	(3,333)	(7,726)
Accounts payable	(6,488)	12,188
Accrued expenses and other liabilities	14,434	8,854
Equity compensation excess income tax benefits	(2,919)	(1,112)
Loss from discontinued operations, net	1,437	424

Net cash provided by continuing operating activities	271,497	234,200

Cash flows from investing activities:
Additions to property, plant and equipment	(133,034)	(91,428)
Acquisitions, including ancillary health care businesses	(42,891)	(10,959)
Proceeds from sales of assets and insurance recoveries	1,329	2,189
Purchases of available-for-sale securities	(687,218)	(348,549)
Proceeds from sales of available-for-sale securities	604,219	248,854
Increase in restricted funds	(11,559)	(9,021)

Net cash used in continuing investing activities	(269,154)	(208,914)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(19,741)	(19,992)
Proceeds from exercises of stock options	14,067	5,462
Cash received from noncontrolling shareholders	-	2,547
Cash payments to noncontrolling shareholders	(16,285)	(9,866)
Equity compensation excess income tax benefits	2,919	1,112

Net cash used in continuing financing activities	(19,040)	(20,737)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(16,697)	4,549
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	5,248	3,128
Investing activities	(56)	(1,058)

Net increase (decrease) in cash and cash equivalents	(11,505)	6,619
Cash and cash equivalents at the beginning of the period	101,812	106,018

Cash and cash equivalents at the end of the period	$90,307	$112,637

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

1.	Business and Basis of Presentation

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) provides health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of June 30, 2011, we operated 60 hospitals in fifteen states with a total of 9,143 licensed beds. At such date, twenty-three and ten of our hospitals were located in Florida and Mississippi, respectively. See Notes 7 and 12 for information about our acquisition and disposition activity after June 30, 2011, including a Florida-based hospital that we no longer operate effective July 1, 2011 and an acquisition we plan to complete during the quarter ending December 31, 2011.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 7.

The condensed consolidated balance sheet as of December 31, 2010 is unaudited; however it was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (referred to herein as our “2010 Form 10-K”). The interim condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. Our results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and changes in the economy and the health care regulatory environment, including the possible effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Based on the SEC’s guidance, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2010 Form 10-K. Additionally, see Note 10 for information regarding new accounting guidance that we adopted during the six months ended June 30, 2011.

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

2.	Net Revenue, Cost of Revenue and Related Other

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Net Revenue, Cost of Revenue and Related Other (continued)

The table below sets forth the estimated costs of our uncompensated patient care (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Charity and indigent care foregone/unrecognized revenue (based on established rates)	$23,419	$20,144	$44,824	$40,617
Uninsured self-pay patient discounts	232,548	189,408	458,295	367,960
Provision for doubtful accounts	170,787	147,906	342,856	304,065

	426,754	357,458	845,975	712,642
Cost-to-charge ratio	22.6%	22.1%	22.6%	22.1%

Estimated costs of uncompensated patient care	$96,446	$78,998	$191,190	$157,494

Cost of Revenue.    The presentation of costs and expenses in our consolidated statements of income does not differentiate between costs of revenue and other costs because substantially all of our costs and expenses are related to providing health care services. Furthermore, we believe that the natural classification of expenses is the most meaningful presentation of our operations. Amounts that could be classified as general and administrative expenses include the costs of our home office, which were approximately $38.5 million and $33.8 million during the three months ended June 30, 2011 and 2010, respectively. The corresponding amounts for the six months ended June 30, 2011 and 2010 were $77.2 million and $70.0 million, respectively.

3.    Long-Term Debt and Capital Lease Obligations

The following discussion of our long-term debt and capital lease obligations should be read in conjunction with Notes 2 and 3 to the audited consolidated financial statements included in our 2010 Form 10-K. The table below summarizes our long-term debt and capital lease obligations (in thousands).

	June 30, 2011	December 31, 2010
Revolving credit facilities	$-	$-
Term Loan (as defined below)	2,467,684	2,481,434
6.125% Senior Notes due 2016, net of discounts	398,232	398,047
3.75% Convertible Senior Subordinated Notes due 2028, net of discounts	79,835	78,098
Installment notes and other unsecured long-term debt	5,257	5,184
Capital lease obligations	69,567	55,701

	3,020,575	3,018,464
Less current maturities	(35,660)	(34,745)

Long-term debt and capital lease obligations, less current maturities	$2,984,915	$2,983,719

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

During 2007, as required by the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not currently anticipate nonperformance because the interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for us to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At June 30, 2011, approximately $346.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.0% on both June 30, 2011 and July 29, 2011).

Although there were no amounts outstanding under the Revolving Credit Agreement on June 30, 2011, standby letters of credit in favor of third parties of approximately $49.2 million reduced the amount available for borrowing thereunder to $450.8 million on such date. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.0% on both June 30, 2011 and July 29, 2011.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Long-Term Debt and Capital Lease Obligations (continued)

Other. The estimated fair values of our long-term debt instruments, determined by reference to quoted market prices, are summarized in the table below (in thousands).

	June 30, 2011	December 31, 2010

Term Loan	$2,401,505	$2,448,211
6.125% Senior Notes due 2016	417,000	405,000
3.75% Convertible Senior Subordinated Notes due 2028	115,590	109,543

The estimated fair values of our other long-term debt instruments reasonably approximate their carrying amounts in the condensed consolidated balance sheets. See Note 5 for discussion of the estimated fair values of our other financial instruments, including valuation methods and significant assumptions.

The cash paid for interest on our long-term debt and capital lease obligations during the six months ended June 30, 2011 and 2010, including amounts that have been capitalized, was approximately $98.7 million and $105.4 million, respectively. Including acquisition transactions, we entered into capital leases for real property and equipment of $19.2 million and $5.4 million during the six months ended June 30, 2011 and 2010, respectively.

At June 30, 2011, we were in compliance with all of the covenants contained in our debt agreements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Numerators:
Income from continuing operations	$56,916	$46,068	$118,882	$99,556
Income attributable to noncontrolling interests	(6,722)	(6,056)	(13,310)	(12,535)

Income from continuing operations attributable to
Health Management Associates, Inc. common stockholders	50,194	40,012	105,572	87,021
Loss from discontinued operations attributable to
Health Management Associates, Inc. common stockholders	(1,583)	(355)	(1,437)	(424)

Net income attributable to Health Management Associates, Inc. common stockholders	$48,611	$39,657	$104,135	$86,597

Denominators:
Denominator for basic earnings per share-weighted average number of outstanding common shares	251,765	248,390	250,898	247,975
Dilutive securities:
Stock-based compensation arrangements	3,470	2,808	3,580	2,560

Denominator for diluted earnings per share	255,235	251,198	254,478	250,535

Earnings (loss) per share:
Basic
Continuing operations	$0.20	$0.16	$0.42	$0.35
Discontinued operations	(0.01)	-	(0.01)	-

Net income	$0.19	$0.16	$0.41	$0.35

Diluted
Continuing operations	$0.20	$0.16	$0.42	$0.35
Discontinued operations	(0.01)	-	(0.01)	-

Net income	$0.19	$0.16	$0.41	$0.35

Securities excluded from diluted earnings per share because they were antidilutive or performance conditions were not met:
Stock options	2,574	6,229	3,373	6,785

Deferred stock and restricted stock	944	1,027	716	808

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds

General.    GAAP defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes the following three levels of inputs that may be used:

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

We recognize transfers between levels within the fair value hierarchy on the date of the change in circumstances that requires such transfer. The table below summarizes the estimated fair values of our financial assets (liabilities) as of June 30, 2011 (in thousands).

	Level 1	Level 2	Level 3

Available-for-sale securities, including those in restricted funds	$226,797	$-	$-
Interest rate swap contract	-	(195,243)	-

Totals	$226,797	$(195,243)	$-

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

	Number of Mutual Fund Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

As of June 30, 2011:
Debt-based funds
Government	9	$202,157	$1,139	$(184)	$203,112
Corporate	2	8,311	480	-	8,791
Equity-based funds
Domestic	2	4,587	906	-	5,493
International	4	7,595	1,255	-	8,850
Commodity-based fund	1	600	-	(49)	551

Totals	18	$223,250	$3,780	$(233)	$226,797

As of December 31, 2010:
Debt-based funds
Government	8	$120,026	$326	$(308)	$120,044
Corporate	2	6,943	457	-	7,400
Equity-based funds
Domestic	2	4,840	751	-	5,591
International	4	8,147	1,190	-	9,337

Totals	16	$139,956	$2,724	$(308)	$142,372

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

As of June 30, 2011 and December 31, 2010, mutual fund investments with aggregate estimated fair values of approximately $72.1 million (three investments) and $64.5 million (five investments), respectively, generated the nominal gross unrealized losses disclosed in the table on the previous page. Due to recent declines in the value of such securities and/or our brief holding period for the securities, we concluded that other-than-temporary impairment charges were not necessary at either of the balance sheet dates. We will continue to monitor and evaluate the recoverability of our available-for-sale securities.

The weighted average cost method is used to determine the historical cost basis of securities that are sold. A nominal amount of the net realized gain during the six months ended June 30, 2011 was reclassified from our net unrealized gains at December 31, 2010. Approximately $2.1 million of the realized gains during the six months ended June 30, 2010 was reclassified from our net unrealized gains at December 31, 2009. Gross realized gains and losses on sales of available-for-sale securities are summarized in the table below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Realized gains	$325	$1,822	$325	$2,754
Realized losses	(115)	-	(318)	-

Restricted Funds. Our restricted funds are held by a wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands. The assets of such subsidiary are effectively limited to use in its proprietary operations. The table below summarizes the estimated fair values of our restricted funds (in thousands).

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$16,923	$5,706
Available-for-sale securities	86,367	85,045

Totals	$103,290	$90,751

Supplemental information regarding the available-for-sale securities that are included in restricted funds is set forth in the table below (in thousands).

	Six Months Ended June 30,
	2011	2010

Proceeds from sales	$1,817	$8,577
Purchases	1,979	18,100

6.     Acquisitions, Joint Ventures and Other Activity

Acquisition Activity. Effective May 1, 2011, one of our subsidiaries acquired a 95% equity interest in a company that owns and operates Tri-Lakes Medical Center, a 112-bed general acute care hospital in Batesville, Mississippi, and certain related health care operations. The purchase price for our 95% equity interest was approximately $38.8 million in cash, excluding transaction-related costs. During the six months ended June 30, 2011, certain of our subsidiaries also acquired three ancillary health care businesses for aggregate cash consideration of $4.1 million. During the six months ended June 30, 2010, certain of our subsidiaries acquired three ancillary health care businesses, including one in which we held a pre-acquisition minority equity interest, through: (i) the issuance of subsidiary equity securities valued at $3.1 million; (ii) the payment of cash consideration of $11.0 million; and (iii) the assumption of a capital lease agreement. These acquisitions, as well as our pending acquisition that is discussed at Note 12, are in furtherance of the part of our business strategy that calls for the acquisition of hospitals and other ancillary health care businesses in rural and non-urban areas.

Our acquisitions are accounted for using the purchase method of accounting. We use estimated exit price fair values as of the date of acquisition to (i) allocate the related purchase price to the assets acquired and liabilities assumed and (ii) record noncontrolling interests. We recorded incremental goodwill during the six months ended June 30, 2011 and 2010 because the final negotiated purchase price in certain of our completed acquisitions exceeded the fair value of the net tangible and intangible assets acquired. Most of the goodwill that was added during those periods is expected to be tax deductible.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Acquisitions, Joint Ventures and Other Activity (continued)

The table below summarizes the purchase price allocations for the acquisitions that we completed during the six months ended June 30, 2011 and 2010; however, in some cases, such purchase price allocations are preliminary and remain subject to future refinement as we gather supplemental information.

	Six Months Ended June 30,
	2011	2010
	(in thousands)

Assets acquired:
Current and other assets	$4,201	$1,125
Property, plant and equipment	42,488	7,041
Goodwill	2,162	17,856

Total assets acquired	48,851	26,022
Liabilities assumed	(3,914)	(5,657)

Net assets acquired	$44,937	$20,365

Joint Ventures and Redeemable Equity Securities.    As of June 30, 2011, we had established joint ventures to own/lease and operate 28 of our hospitals. Local physicians and/or other health care entities own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage the related hospital’s day-to-day operations.

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

As recorded in the condensed consolidated balance sheets, redeemable equity securities represent (i) the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings and (ii) the initial unadjusted estimated fair values of certain contingent rights held by Novant Health, Inc. and Shands HealthCare, which are described below. As of June 30, 2011 and through July 29, 2011, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of our redeemable equity securities is summarized in the table below (in thousands).

	Six Months Ended June 30,
	2011	2010

Balances at the beginning of the period	$201,487	$182,473
Noncontrolling shareholder interests in an acquired business	2,204	-
Investments by noncontrolling shareholders	-	5,679
Purchases of subsidiary shares from noncontrolling shareholders	(257)	(332)

Balances at the end of the period	$203,434	$187,820

Novant Health, Inc. may require us to purchase its 30% equity interest in 123-bed Lake Norman Regional Medical Center in Mooresville, North Carolina for the greater of $150.0 million or the fair market value of such interest in the hospital. This contingent right is exercisable only if we experience a change of control or a change in our senior executive management subsequent to a change of control. Additionally, Shands HealthCare may require us to purchase its 40% equity interest in one or more of the three hospitals that we acquired on July 1, 2010 if we experience a change of control. The purchase price in this regard would be set at the fair market value of the equity interests being acquired. We believe it is not probable that the contingent rights of Novant Health, Inc. and Shands HealthCare will vest because there are no circumstances known to us that would trigger the requisite change of control provision with either party. Accordingly, insofar as the contingent rights are concerned, the carrying values of the related redeemable equity securities have not been adjusted since being initially recorded.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Discontinued Operations

Our discontinued operations during the periods presented herein included (i) 140-bed Riley Hospital in Meridian, Mississippi and its related health care operations (collectively, “Riley Hospital”) and (ii) 25-bed Fishermen’s Hospital in Marathon, Florida (“Fishermen’s Hospital”). The operating results and cash flows of discontinued operations are included in our consolidated financial statements up to the date of disposition. Additionally, as provided by GAAP, the operating results and cash flows of the abovementioned entities have been separately presented as discontinued operations in the interim condensed consolidated financial statements. Because Riley Hospital and Fishermen’s Hospital became discontinued operations subsequent to June 30, 2010, our 2010 interim condensed consolidated financial statements have been retroactively adjusted in accordance with GAAP to conform to the current period presentation.

Effective December 31, 2010, certain of our subsidiaries sold Riley Hospital, which included the hospital’s supplies and long-lived assets (primarily property, plant and equipment). During the six months ended June 30, 2011, our discontinued operations included a Riley Hospital post-closing purchase price adjustment of approximately $0.3 million attributable to working capital, which effectively increased our loss on the 2010 sale of such hospital. One of our subsidiaries entered into a lease termination agreement for Fishermen’s Hospital in May 2011 and such agreement was effective on July 1, 2011. As part of the agreement, the hospital’s remaining equipment, as well as certain working capital items, were sold to our former lessor for $1.5 million in cash. The Fishermen’s Hospital lease termination resulted in a goodwill impairment charge of $3.6 million during the six months ended June 30, 2011.

The table below sets forth the underlying details of our discontinued operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue	$6,886	$17,686	$13,603	$37,551

Operating expenses and other:
Salaries and benefits	2,226	7,184	4,535	14,931
Provision for doubtful accounts	1,343	1,825	2,741	4,471
Depreciation and amortization	438	1,603	1,182	3,196
Other operating expenses	1,850	7,653	3,563	15,644
Goodwill impairment charge	3,614	-	3,614	-

Total operating expenses and other	9,471	18,265	15,635	38,242

Loss from operations	(2,585)	(579)	(2,032)	(691)
Loss on sale of assets	-	-	(315)	-

Loss from operations before income taxes	(2,585)	(579)	(2,347)	(691)
Income tax benefit	1,002	224	910	267

Loss from discontinued operations	$(1,583)	$(355)	$(1,437)	$(424)

In addition to certain tangible and intangible assets pertaining to Fishermen’s Hospital, our assets of discontinued operations at both June 30, 2011 and December 31, 2010 included the remaining real property at Gulf Coast Medical Center (“GCMC”) in Biloxi, Mississippi and the Woman’s Center at Dallas Regional Medical Center (the “Woman’s Center”) in Mesquite, Texas, which were closed on January 1, 2008 and June 1, 2008, respectively. On July 18, 2011, GCMC was sold for cash consideration of approximately $4.0 million, less selling and other related costs. Although we are currently evaluating various disposal alternatives for the Woman’s Center, the timing of such divestiture has not yet been determined. The table below summarizes the principal components of our assets of discontinued operations (in thousands).

	June 30, 2011	December 31, 2010

Supplies, prepaid expenses and other assets	$922	$1,082
Property, plant and equipment, net	5,608	6,688
Goodwill	-	3,614

Total assets of discontinued operations	$6,530	$11,384

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Income Taxes

Our effective income tax rates were approximately 36.0% and 35.6% during the six months ended June 30, 2011 and 2010, respectively, and 35.8% and 35.5% during the three months ended June 30, 2011 and 2010, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 280 basis points and 310 basis points during the six months ended June 30, 2011 and 2010, respectively. The corresponding impact was 290 basis points and 330 basis points during the three months ended June 30, 2011 and 2010, respectively.

Our net federal and state income tax payments during the six months ended June 30, 2011 and 2010 approximated $42.7 million and $48.5 million, respectively.

9.	Comprehensive Income

GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. Supplemental information regarding our comprehensive income is set forth in the table below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Consolidated net income	$55,333	$45,713	$117,445	$99,132

Components of other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	196	(980)	734	(346)
Changes in fair value of interest rate swap contract, net	(227)	(12,775)	15,561	(23,022)

Other comprehensive income (loss)	(31)	(13,755)	16,295	(23,368)

Total consolidated comprehensive income	55,302	31,958	133,740	75,764
Total comprehensive income attributable to noncontrolling interests	(6,722)	(6,056)	(13,310)	(12,535)

Total comprehensive income attributable to Health
Management Associates, Inc. common stockholders	$48,580	$25,902	$120,430	$63,229

See Notes 3 and 5 for information regarding our interest rate swap contract and available-for-sale securities, respectively. Also, see Note 10 for information regarding future changes in the presentation of comprehensive income.

10.  Recent Accounting Standards Updates

During August 2010, the Financial Accounting Standards Board (the “FASB”) approved a change to certain accounting standards. That change prohibits health care entities from netting projected insurance recoveries against the related liabilities and/or reserves in their balance sheets (e.g., professional liability claims and expenses, workers’ compensation, health and welfare benefits, etc.). The modified accounting standard, which permitted early adoption, was required to be adopted for fiscal years and interim periods that began after December 15, 2010. Additionally, such accounting standard permitted adoption on either a prospective or a retrospective basis. Effective January 1, 2011, we adopted the modified accounting standard on a prospective basis. The only impact of such adoption was an increase of approximately $15.4 million in our deferred charges and other assets and a corresponding increase in the related liabilities. That “gross-up” amount did not materially change during the six months ended June 30, 2011. We do not believe that retrospective application of the modified accounting standard to any period prior to January 1, 2011 would have resulted in a material change to any of our historical interim or annual consolidated financial statements.

During May 2011, the FASB amended and updated the existing accounting standards in GAAP insofar as they relate to fair value measurement (the “Fair Value Update”). The FASB’s primary objective was to collaborate with the International Accounting Standards Board to develop common requirements for measuring fair value and disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The Fair Value Update (i) expands and enhances GAAP’s current disclosures about fair value measurements and (ii) clarifies the FASB’s intent about the application of existing fair value measurement requirements in certain circumstances. Public companies are required to adopt the provisions of the Fair Value Update on a prospective basis during interim and annual periods beginning after December 15, 2011. Early adoption of the amended accounting guidance is not permitted. Although we continue to review the Fair Value Update, we do not believe that it will have a material impact on our consolidated financial statements or the notes thereto.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Recent Accounting Standards Updates (continued)

During June 2011, the FASB amended and updated the existing accounting standards in GAAP regarding the presentation of comprehensive income (the “OCI Update”). Among other things, the OCI Update (i) eliminates the current option to report total comprehensive income and its components in the statement of changes in stockholders’ equity and (ii) requires the presentation of net income/loss, items of other comprehensive income and total comprehensive income in one continuous financial statement or two separate but consecutive financial statements. The OCI Update does not change the accounting for any items of other comprehensive income. Public companies are required to adopt the provisions of the OCI Update on a retrospective basis during interim and annual periods beginning after December 15, 2011. Early adoption of the OCI Update is permitted. We are currently evaluating our timeline for adoption of the OCI Update, which only affects the presentation of our consolidated financial statements.

During July 2011, the FASB amended and updated the existing accounting standards in GAAP regarding the income statement presentation and related disclosures of net revenue for health care entities (the “Net Revenue Update”). Among other things, the Net Revenue Update requires health care entities to (i) present the provision for doubtful accounts as a reduction of net patient service revenue in the income statement if the entity does not assess a patient’s ability to pay prior to rendering services or determine that collection of the related revenue is reasonably assured and (ii) provide enhanced disclosures about major sources of revenue by payor and the activity in the allowance for doubtful accounts. The Net Revenue Update does not otherwise change the revenue recognition criteria for health care entities. Public companies are required to adopt the provisions of the Net Revenue Update during interim and annual periods beginning after December 15, 2011. The income statement presentation change must be adopted on a retrospective basis but the enhanced disclosures may be adopted either retrospectively or prospectively. Early adoption of the Net Revenue Update is permitted. We are currently evaluating our timeline for adoption of the Net Revenue Update, which only affects the presentation of our consolidated income statement and certain disclosures.

11.  Commitments and Contingencies

Physician and Physician Group Guarantees.    We are committed to providing financial assistance to physicians and physician groups practicing in the communities that our hospitals serve through certain recruiting arrangements and professional services agreements. At June 30, 2011, we were committed to non-cancelable guarantees of approximately $41.2 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the contractual measurement periods, which generally approximate one year. We believe that the recorded liabilities for physician and physician group guarantees of $15.4 million and $10.3 million at June 30, 2011 and December 31, 2010, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

Ascension Health Lawsuit.    On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Note 11) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U. S. District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied. On June 15, 2011, the case was stayed pending resolution of the appellate process. On July 8, 2011, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit (Appeal Number: 11-13069-B).

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

Medicare Billing Lawsuit.    On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with the portion of the Social Security Act commonly known as the “Stark law” and the Anti-Kickback Act. The

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and Contingencies (continued)

plaintiff’s complaint further alleged that the defendants’ conduct violated the False Claims Act. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On September 27, 2010, the defendants moved to dismiss the first amended complaint for failure to state a claim with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and failure to state a claim upon which relief can be granted pursuant to Rule 12(b)(6) of those federal rules. On November 11, 2010, the plaintiff filed a memorandum of law in opposition to the defendants’ motion to dismiss. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint on the same bases set forth in their earlier motion to dismiss. On June 21, 2011, the United States filed a Statement of Interest to address certain propositions of law raised in the defendants’ motion to dismiss the second amended complaint but took no position as to whether the plaintiff’s complaint should be dismissed. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter.

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

Health Management and certain of its subsidiaries have also received subpoenas from the U.S. Department of Health and Human Services, Office of Inspector General on May 16, 2011 and on July 21, 2011. The May subpoena requested information on our physician referrals as well as ownership and management at our whole-hospital physician joint ventures, among other items. The July subpoena requested information on emergency room management including the use of Pro-Med software. We are cooperating with the government and are in the process of responding to the subpoenas. These matters are in their early stages and we are unable to determine the potential impact, if any, that will result from the investigations.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Subsequent Event

On July 1, 2011, we announced that one of our subsidiaries signed a definitive asset purchase agreement to acquire from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc. (“Mercy”) substantially all of the assets of Mercy’s seven general acute care hospitals in east Tennessee. Those hospitals are as follows:

•	Mercy Medical Center St. Mary’s in Knoxville (401 licensed beds);
•	Mercy Medical Center North in Powell (108 licensed beds);
•	St. Mary’s Jefferson Memorial Hospital in Jefferson City (58 licensed beds);
•	St. Mary’s Medical Center of Campbell County in LaFollette (66 licensed beds);
•	St. Mary’s Medical Center of Scott County in Oneida (25 licensed beds);
•	Mercy Medical Center West in Knoxville (101 licensed beds); and
•	Baptist Hospital of Cocke County in Newport (74 licensed beds).

Pursuant to the definitive asset purchase agreement, our subsidiary will also acquire (i) substantially all of Mercy’s ancillary health care operations that are affiliated with the aforementioned Tennessee-based hospitals (collectively those ancillary facilities are licensed to operate 197 beds) and (ii) Mercy’s former Riverside hospital campus (which is licensed to operate 293 beds). The purchase price for this acquisition is expected to be $525.0 million in cash, plus adjustments for working capital. Additionally, our subsidiary will assume certain long-term lease obligations and make maintenance and capital expenditures at the acquired hospitals. The acquired assets and assumed liabilities will include, among other things, supply inventories, property, plant and equipment, select employee benefit liabilities and certain long-term lease obligations.

St. Mary’s Medical Center of Scott County is a leased facility and pursuant to the terms of such lease, Mercy previously notified the lessor of its intent to terminate the lease in May 2012. We do not intend to extend or otherwise modify the lease.

Subject to (i) approvals by the Vatican and certain governmental authorities and (ii) other conditions customary to closing, we anticipate that this acquisition will close during the quarter ending December 31, 2011. We plan to fund this acquisition with available cash balances, proceeds from sales of available-for-sale securities and new bank financing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

As of June 30, 2011, Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operated 60 hospitals with a total of 9,143 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Notes 7 and 12 to the Interim Condensed Consolidated Financial Statements in Item 1 for information about our acquisition and disposition activity after June 30, 2011, including a Florida-based hospital that we no longer operate effective July 1, 2011 and an acquisition we plan to complete during the quarter ending December 31, 2011. The operating results of hospitals and other health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1. Discontinued operations were not material to our consolidated results of operations during the periods presented herein.

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

During the three months ended June 30, 2011, which we refer to as the 2011 Three Month Period, we experienced net revenue growth over the three months ended June 30, 2010, which we refer to as the 2010 Three Month Period, of approximately 13.4%. Such growth principally resulted from: (i) our acquisition of a 60% equity interest in each of three Florida-based general acute care hospitals with a total of 139 licensed beds and certain related health care operations (collectively, “Shands”) in July 2010; (ii) our acquisition of two Florida-based general acute care hospitals with a total of 413 licensed beds and certain related health care operations (collectively, “Wuesthoff”) in October 2010; (iii) our acquisition of a 95% equity interest in a Mississippi-based general acute care hospital with a total of 112 licensed beds and certain related health care operations (collectively, “Tri-Lakes”) in May 2011; (iv) physician recruitment and market service development (e.g., ambulatory surgical centers, etc.) at certain of our hospitals and other health care facilities; and (iv) improvements in reimbursement rates. Primarily because of the growth in net revenue, income from operations increased approximately $18.4 million, or 15.2%, during the 2011 Three Month Period and income from continuing operations increased during the same period by $10.8 million, or 23.5%.

Our strategic operational objectives include increasing patient volume and operating margins, while decreasing uninsured/underinsured patient levels and the provision for doubtful accounts. Our specific plans include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor contracts and developing action plans responsive to feedback from patient, physician and employee satisfaction surveys. We also seek opportunities for market service development in the communities that we serve, including establishing ambulatory surgical centers, urgent care centers, cardiac cath labs, angiography suites and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we are investing significant resources in physician recruitment and retention (primary care physicians and specialists), emergency room operations, advanced robotic surgical systems, replacement hospital construction and other capital projects. For example, we continue to implement ER Extra®, which is our signature patient-centered emergency room program that is designed to reduce patient wait times, enhance patient satisfaction and improve the quality and scope of patient assessments. During 2011, we also opened a hospital that we built to replace Madison County Medical Center in Canton, Mississippi and deployed new MAKOplasty® and da Vinci® robotic surgical systems at many of our hospitals. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions. Additionally, as we consider potential acquisitions, joint ventures and partnerships in 2011 and beyond, we believe that continually improving our existing operations provides us with a fundamentally sound infrastructure upon which we can add hospitals and other ancillary health care businesses.

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

During the past several years, various economic and other factors have resulted in a large number of uninsured and underinsured patients seeking health care in the United States. Self-pay admissions as a percent of total admissions at our hospitals were approximately 7.2% and 7.4% during the 2011 Three Month Period and the 2010 Three Month Period, respectively. We continue to take various measures to address the impact of uninsured and underinsured patients on our business. Additionally, one of the primary goals of the Health Care Reform Act is to provide health insurance coverage to more Americans. Nevertheless, there can be no assurances that our self-pay admissions will not grow in future periods, especially in light of the prolonged downturn in the economy and correspondingly higher levels of unemployment in many of the markets served by our hospitals. Therefore, we regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

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

The table below reconciles our consolidated net income to Adjusted EBITDA (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Consolidated net income	$55,333	$45,713	$117,445	$99,132

Adjustments:
Interest expense	51,033	52,530	102,070	106,104
Provision for income taxes	31,757	25,318	66,791	55,061
Depreciation and amortization	64,201	60,280	128,829	120,802
Loss from discontinued operations	1,583	355	1,437	424
Losses (gains) on sales of assets, net	854	(84)	794	(1,279)
Interest and other income, net	(993)	(2,651)	(1,127)	(3,922)

Total adjustments	148,435	135,748	298,794	277,190

Adjusted EBITDA	$203,768	$181,461	$416,239	$376,322

Adjusted EBITDA as a percent of net revenue	14.6%	14.8%	14.7%	15.1%

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

There were no material changes to our critical accounting policies and estimates during the 2011 Three Month Period. See Note 10 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding recent accounting standards updates issued by the Financial Accounting Standards Board and new accounting guidance that we adopted during 2011. Such new accounting guidance did not have a material impact on our consolidated financial statements.

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

2011 Three Month Period Compared to the 2010 Three Month Period

The tables below summarize our operating results for the 2011 Three Month Period and the 2010 Three Month Period. Hospitals that were owned/leased and operated by us for one year or more as of June 30, 2011 are referred to as same three month hospitals. For all year-over-year comparative discussions herein, the operating results of our same three month hospitals are only considered to the extent that there was a similar period of operation in both years.

	Three Months Ended June 30,
	2011		2010
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue	$1,395,353	100.0%	$1,230,101	100.0%

Operating expenses:
Salaries and benefits	546,198	39.1	483,423	39.3
Supplies	185,789	13.3	175,036	14.2
Provision for doubtful accounts	170,787	12.2	147,906	12.0
Depreciation and amortization	64,201	4.6	60,280	4.9
Rent expense	36,774	2.7	30,042	2.4
Other operating expenses	252,037	18.1	212,233	17.3

Total operating expenses	1,255,786	90.0	1,108,920	90.1

Income from operations	139,567	10.0	121,181	9.9

Other income (expense):
Gains (losses) on sales of assets, net	(854)	(0.1)	84	-
Interest and other income, net	993	0.1	2,651	0.2
Interest expense	(51,033)	(3.6)	(52,530)	(4.3)

Income from continuing operations before income taxes	88,673	6.4	71,386	5.8
Provision for income taxes	(31,757)	(2.3)	(25,318)	(2.1)

Income from continuing operations	$56,916	4.1%	$46,068	3.7%

	Three Months Ended June 30,		Change		Percent Change
	2011	2010

Same Three Month Hospitals*
Occupancy	41.7%	43.9%	(220)	bps**	n/a
Patient days	311,890	326,981	(15,091)		(4.6)%
Admissions	73,936	79,028	(5,092)		(6.4)%
Adjusted admissions †	139,201	143,338	(4,137)		(2.9)%
Emergency room visits	344,483	345,077	(594)		(0.2)%
Surgeries	78,233	78,116	117		0.1%
Outpatient revenue percent	52.2%	49.9%	230	bps	n/a
Inpatient revenue percent	47.8%	50.1%	(230)	bps	n/a

Total Hospitals
Occupancy	42.7%	43.9%	(120)	bps	n/a
Patient days	343,107	326,981	16,126		4.9%
Admissions	80,753	79,028	1,725		2.2%
Adjusted admissions †	152,216	143,338	8,878		6.2%
Emergency room visits	378,125	345,077	33,048		9.6%
Surgeries	82,502	78,116	4,386		5.6%
Outpatient revenue percent	52.4%	49.9%	250	bps	n/a
Inpatient revenue percent	47.6%	50.1%	(250)	bps	n/a

* Includes acquired hospitals to the extent we operated them for comparable periods

** basis points

† Admissions adjusted for outpatient volume

Net revenue during the 2011 Three Month Period was approximately $1,395.4 million as compared to $1,230.1 million during the 2010 Three Month Period. This change represented an increase of $165.3 million, or 13.4%. Our same three month hospitals provided $51.6 million, or 31.2%, of the increase in net revenue as a result of (i) increased outpatient volume from, among other things, market service development activity and (ii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions, primarily due to a reduction in admissions of uninsured patients and certain weather-related disruptions. The remaining 2011 net revenue increase of $113.7 million was due to our acquisitions of Shands in July 2010, Wuesthoff in October 2010 and Tri-Lakes in May 2011.

Net revenue per adjusted admission increased approximately 6.8% during the 2011 Three Month Period as compared to the 2010 Three Month Period. The factors contributing to such change included higher patient acuity, increased surgical volume and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2011 Three Month Period increased 20 basis points to 12.2% of net revenue as compared to 12.0% of net revenue during the 2010 Three Month Period. This change was primarily due to amounts considered to be patient responsibility (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.).

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and then we divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2011 Three Month Period and the 2010 Three Month Period, our Uncompensated Patient Care Percentage was 25.8% and 24.8%, respectively. This 100 basis point increase during the 2011 Three Month Period primarily reflects greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue decreased from 39.3% during the 2010 Three Month Period to 39.1% during the 2011 Three Month Period. This decrease was primarily due to cost containment measures such as flexible staffing and new hire limitations.

Supplies as a percent of net revenue decreased from 14.2% during the 2010 Three Month Period to 13.3% during the 2011 Three Month Period. This decrease was primarily due to improved pricing and greater discounts from our group purchasing agreement and a change in the mix of our surgeries during the 2011 Three Month Period.

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

Other operating expenses as a percent of net revenue increased from 17.3% during the 2010 Three Month Period to 18.1% during the 2011 Three Month Period. This change was primarily due to (i) higher state-mandated provider taxes and increased repairs and maintenance costs during the 2011 Three Month Period and (ii) certain services at our hospitals that have been recently outsourced and/or contracted to third parties.

Interest and other income decreased from approximately $2.7 million during the 2010 Three Month Period to $1.0 million during the 2011 Three Month Period. This decrease primarily related to a net realized gain on sales of available-for-sale securities of $0.2 million during the 2011 Three Month Period as compared to realized gains of $1.8 million during the 2010 Three Month Period.

Interest expense decreased from approximately $52.5 million during the 2010 Three Month Period to $51.0 million during the 2011 Three Month Period. Such decrease was primarily due to a lower overall effective interest rate on our $2.75 billion seven-year term loan because less of the outstanding balance thereunder was covered by our interest rate swap contract. We also maintained a lower average outstanding principal balance on such term loan during the 2011 Three Month Period as compared to the 2010 Three Month Period and recorded a greater amount of capitalized interest during the 2011 Three Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Our effective income tax rates were approximately 35.8% and 35.5% during the 2011 Three Month Period and the 2010 Three Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 290 basis points and 330 basis points during the 2011 Three Month Period and the 2010 Three Month Period, respectively.

2011 Six Month Period Compared to the 2010 Six Month Period

The tables below summarize our operating results for the six months ended June 30, 2011 and 2010, which we refer to as the 2011 Six Month Period and the 2010 Six Month Period, respectively. Hospitals that were owned/leased and operated by us for one year or more as of June 30, 2011 are referred to as same six month hospitals. For all year-over-year comparative discussions herein, the operating results of our same six month hospitals are only considered to the extent that there was a similar period of operation in both years.

	Six Months Ended June 30,
	2011		2010
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue	$2,822,182	100.0%	$2,495,255	100.0%

Operating expenses:
Salaries and benefits	1,115,236	39.5	983,443	39.4
Supplies	380,255	13.5	353,491	14.2
Provision for doubtful accounts	342,856	12.1	304,065	12.2
Depreciation and amortization	128,829	4.6	120,802	4.8
Rent expense	72,621	2.6	59,594	2.4
Other operating expenses	494,975	17.5	418,340	16.8

Total operating expenses	2,534,772	89.8	2,239,735	89.8

Income from operations	287,410	10.2	255,520	10.2

Other income (expense):
Gains (losses) on sales of assets, net	(794)	-	1,279	0.1
Interest and other income, net	1,127	-	3,922	0.2
Interest expense	(102,070)	(3.6)	(106,104)	(4.3)

Income from continuing operations before income taxes	185,673	6.6	154,617	6.2
Provision for income taxes	(66,791)	(2.4)	(55,061)	(2.2)

Income from continuing operations	$118,882	4.2%	$99,556	4.0%

	Six Months Ended June 30,				Percent
	2011	2010	Change		Change

Same Six Month Hospitals*
Occupancy	44.2%	46.2%	(200)	bps**	n/a
Patient days	660,845	688,461	(27,616)		(4.0)%
Admissions	155,196	163,557	(8,361)		(5.1)%
Adjusted admissions †	285,646	290,105	(4,459)		(1.5)%
Emergency room visits	702,328	686,075	16,253		2.4%
Surgeries	156,709	155,773	936		0.6%
Outpatient revenue percent	50.7%	48.9%	180	bps	n/a
Inpatient revenue percent	49.3%	51.1%	(180)	bps	n/a

Total Hospitals
Occupancy	44.8%	46.2%	(140)	bps	n/a
Patient days	723,650	688,461	35,189		5.1%
Admissions	168,896	163,557	5,339		3.3%
Adjusted admissions †	311,390	290,105	21,285		7.3%
Emergency room visits	768,862	686,075	82,787		12.1%
Surgeries	165,348	155,773	9,575		6.1%
Outpatient revenue percent	51.0%	48.9%	210	bps	n/a
Inpatient revenue percent	49.0%	51.1%	(210)	bps	n/a

* Includes acquired hospitals to the extent we operated them for comparable periods

** basis points

† Admissions adjusted for outpatient volume

Net revenue during the 2011 Six Month Period was approximately $2,822.2 million as compared to $2,495.3 million during the 2010 Six Month Period. This change represented an increase of $326.9 million, or 13.1%. Our same six month hospitals provided $112.5 million, or 34.4%, of the increase in net revenue as a result of: (i) increased outpatient and surgical volume from, among other things, market service development activity; (ii) an increase in emergency room visits; and (iii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions, primarily due to a reduction in admissions of uninsured patients and certain weather-related disruptions. The remaining 2011 net revenue increase of $214.4 million was due to our acquisitions of Shands in July 2010, Wuesthoff in October 2010 and Tri-Lakes in May 2011.

Net revenue per adjusted admission increased approximately 5.4% during the 2011 Six Month Period as compared to the 2010 Six Month Period. The factors contributing to such change included higher patient acuity, increased surgical volume and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2011 Six Month Period decreased 10 basis points to 12.1% of net revenue as compared to 12.2% of net revenue during the 2010 Six Month Period. This improvement in our provision for doubtful accounts during the 2011 Six Month Period was primarily due to a decrease in uninsured patients in the mix of patients that we serve (approximately 6.8% and 6.9% of total hospital admissions during the 2011 Six Month Period and the 2010 Six Month Period, respectively). During the 2011 Six Month Period and the 2010 Six Month Period, our Uncompensated Patient Care Percentage, which is described above under the heading “2011 Three Month Period Compared to the 2010 Three Month Period,” was 25.4% and 24.5%, respectively. This 90 basis point increase during the 2011 Six Month Period primarily reflects greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue increased to 39.5% during the 2011 Six Month Period from 39.4% during the 2010 Six Month Period. This increase was primarily due to (i) routine salary and wage increases and (ii) disproportionately higher salaries and benefits at our recent acquisitions. These items were partially offset by cost containment measures such as flexible staffing and new hire limitations.

Supplies as a percent of net revenue decreased from 14.2% during the 2010 Six Month Period to 13.5% during the 2011 Six Month Period. This decrease was primarily due to improved pricing and greater discounts from our group purchasing agreement and a change in the mix of our surgeries during the 2011 Six Month Period.

Rent expense as a percent of net revenue increased during the 2011 Six Month Period as compared to the 2010 Six Month Period while depreciation and amortization expense as a percent of net revenue declined. In recent years, we have entered into more operating lease arrangements. As our use of operating leases has increased, depreciation and amortization expense has declined and rent expense has increased. Additionally, certain of our hospitals reached the end of their depreciable lives during 2010, which further reduced depreciation and amortization expense in 2011.

Other operating expenses as a percent of net revenue increased from 16.8% during the 2010 Six Month Period to 17.5% during the 2011 Six Month Period. This change was primarily due to: (i) higher state-mandated provider taxes and increased repairs and maintenance costs during the 2011 Six Month Period; (ii) certain services at our hospitals that have been recently outsourced and/or contracted to third parties; and (iii) disproportionately higher costs at our recent acquisitions.

Interest and other income decreased from approximately $3.9 million during the 2010 Six Month Period to $1.1 million during the 2011 Six Month Period. This decrease primarily related to a nominal net realized gain on sales of available-for-sale securities during the 2011 Six Month Period as compared to realized gains of $2.8 million during the 2010 Six Month Period.

Interest expense decreased from approximately $106.1 million during the 2010 Six Month Period to $102.1 million during the 2011 Six Month Period. Such decrease was primarily due to a lower overall effective interest rate on our $2.75 billion seven-year term loan because less of the outstanding balance thereunder was covered by our interest rate swap contract. We also maintained a lower average outstanding principal balance on such term loan during the 2011 Six Month Period as compared to the 2010 Six Month Period and recorded a greater amount of capitalized interest during the 2011 Six Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Our effective income tax rates were approximately 36.0% and 35.6% during the 2011 Six Month Period and the 2010 Six Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 280 basis points and 310 basis points during the 2011 Six Month Period and the 2010 Six Month Period, respectively.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Additionally, at June 30, 2011 approximately $101.0 million of our available-for-sale securities and $450.8 million of borrowing capacity under our long-term revolving credit facility can be used for, among other things, general business purposes and acquisitions. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs. As discussed at Note 12 to the Interim Condensed Consolidated Financial Statements in Item 1, we plan to fund the acquisition of seven Tennessee-based hospitals and certain affiliated ancillary health care operations during the quarter ending December 31, 2011 with available cash balances, proceeds from sales of available-for-sale securities and new bank financing. Below is a summary of our recent cash flow activity (in thousands).

	Six Months Ended June 30,
	2011	2010
Sources (uses) of cash and cash equivalents:
Operating activities	$271,497	$234,200
Investing activities	(269,154)	(208,914)
Financing activities	(19,040)	(20,737)
Discontinued operations	5,192	2,070

Net increase (decrease) in cash and cash equivalents	$(11,505)	$6,619

Operating Activities

Our cash flows from continuing operating activities increased approximately $37.3 million, or 15.9%, during the 2011 Six Month Period as compared to the 2010 Six Month Period. This increase primarily related to improved profitability (i.e., an increase of $31.9 million in income from operations during the 2011 Six Month Period compared to the 2010 Six Month Period). Additionally, both our interest payments and our net federal and state income tax payments were lower during the 2011 Six Month Period when compared to the 2010 Six Month Period.

Investing Activities

Cash used in investing activities during the 2011 Six Month Period included: (i) approximately $133.0 million of additions to property, plant and equipment, consisting primarily of new medical equipment (including $20.7 million to purchase da Vinci® robotic surgical systems), information technology hardware and software upgrades, renovation and expansion projects at certain of our facilities and construction of a hospital that opened in May 2011 to replace Madison County Medical Center in Canton, Mississippi; (ii) $38.8 million to acquire a 95% equity interest in a Mississippi-based hospital (Tri-Lakes); (iii) $4.1 million to acquire three ancillary health care businesses; and (iv) an $11.6 million increase in our restricted funds. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding certain of our acquisitions. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $83.0 million from buying and selling such securities during the 2011 Six Month Period.

Cash used in investing activities during the 2010 Six Month Period included: (i) approximately $91.4 million of additions to property, plant and equipment, consisting primarily of new medical equipment, information technology hardware and software upgrades, renovation and expansion projects at certain of our facilities and construction of a hospital to replace Madison County Medical Center; (ii) $11.0 million to acquire three ancillary health care businesses; and (iii) a $9.0 million increase in our restricted funds. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $99.7 million from buying and selling such securities during the 2010 Six Month Period. Partially offsetting the abovementioned cash outlays was $2.2 million of proceeds from sales of assets and insurance recoveries.

Financing Activities

During the 2011 Six Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $19.7 million. We also paid $16.3 million to noncontrolling shareholders primarily for recurring distributions. Partially offsetting these cash outlays were (i) $14.1 million of cash proceeds from exercises of stock options and (ii) $2.9 million of excess income tax benefits from our stock-based compensation arrangements. See Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt and capital lease arrangements.

During the 2010 Six Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $20.0 million. We also paid $9.9 million to noncontrolling shareholders primarily for recurring distributions. Partially offsetting these cash outlays were (i) $2.5 million that we received from noncontrolling shareholders to acquire minority equity interests in certain of our joint ventures and (ii) $5.5 million of cash proceeds from exercises of stock options.

Days Sales Outstanding

To calculate days sales outstanding, or DSO, we initially divide quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 49 days at June 30, 2011, which compares to 49 days at December 31, 2010 and 48 days at June 30, 2010.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that reversals of existing taxable temporary differences, future taxable income and carrybacks will allow us to realize the deferred tax assets that are recognized in our consolidated balance sheets.

Capital Resources

Senior Secured Credit Facilities.  Our variable rate senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the end of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the loan agreement; however, no such payment was required for the year ended December 31, 2010. Our mandatory principal payments under the Credit Facilities for the twelve months ending June 30, 2012 are approximately $25.8 million. Throughout the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. During the 2011 Six Month Period, we did not borrow under the Revolving Credit Agreement. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for the seven-year term of the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not currently anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the estimated fair value of our interest rate swap contract. At June 30, 2011, approximately $346.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.0% on both June 30, 2011 and July 29, 2011).

Although there were no amounts outstanding under the Revolving Credit Agreement on July 29, 2011, standby letters of credit in favor of third parties of approximately $49.2 million reduced the amount available for borrowing thereunder to $450.8 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.0% on July 29, 2011.

We intend to fund the Term Loan’s quarterly principal and interest payments and mandatory Excess Cash Flow payments, if any, with available cash balances, cash provided by operating activities and/or borrowings under the Revolving Credit Agreement.

Demand Promissory Note.  We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest will be immediately due and payable upon the bank’s written demand. We did not borrow under this credit facility during the 2011 Six Month Period. The demand promissory note’s effective interest rate on July 29, 2011 was approximately 2.3%; however, there were no amounts outstanding thereunder on such date.

Debt Covenants

The Credit Facilities and the indentures governing our convertible debt securities and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At June 30, 2011, we were in compliance with all of the covenants contained in those debt agreements. The table below summarizes certain key financial covenants under the Credit Facilities and our corresponding actual performance as of and for the period ended June 30, 2011. We believe that these financial covenants and the related ratios are important because they provide us with information about our ability to: (i) service our existing debt obligations; (ii) incur new debt or borrow under the Revolving Credit Agreement; and (iii) maintain good relationships with our lenders. The methodologies used to determine these ratios can be found at Exhibit 99.1 to our Current Report on Form 8-K/A that was filed on July 8, 2009.

	Requirement	Actual

Minimum required consolidated interest coverage ratio	2.85 to 1.00	3.63 to 1.00

Maximum permitted consolidated leverage ratio	4.60 to 1.00	3.93 to 1.00

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

Standby Letters of Credit

As of July 29, 2011, we maintained approximately $49.2 million of standby letters of credit in favor of third parties with various expiration dates through May 14, 2012. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that capital expenditures for property, plant and equipment will range from 4.5% to 5.5% of our net revenue for the year ending December 31, 2011, which is within the capital expenditure limitations of the Credit Facilities. As of June 30, 2011, we had started (i) several hospital renovation and expansion projects and (ii) various information technology hardware and software upgrades. Additionally, we estimate that the remaining cost to build and equip a replacement hospital for Walton Regional Medical Center in Monroe, Georgia will range from $40 million to $45 million. We are currently obligated to complete construction of this replacement hospital no later than December 31, 2012. We do not believe that any of our construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

Part of our strategic business plan calls for us to acquire hospitals and other ancillary health care businesses that are aligned with our business model, available at a reasonable price and otherwise meet our strict acquisition criteria. We fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. Specifically, we plan to fund the acquisition of seven Tennessee-based hospitals and certain affiliated ancillary health care operations during the quarter ending December 31, 2011 with available cash balances, proceeds from sales of available-for-sale securities and new bank financing. This pending acquisition is discussed at Note 12 to the Interim Condensed Consolidated Financial Statements in Item 1.

Divestitures of Idle Property

Gulf Coast Medical Center, which was a general acute care hospital in Biloxi, Mississippi that we closed on January 1, 2008, was sold on July 18, 2011 for cash consideration of approximately $4.0 million, less selling and other related costs. We also intend to sell the Woman’s Center at Dallas Regional Medical Center, which was a specialty women’s hospital in Mesquite, Texas that we closed on June 1, 2008; however, the timing of such divestiture has not yet been determined. We intend to use the proceeds from the sales of these closed hospitals for general business purposes.

Contractual Obligations and Off-Balance Sheet Arrangements

During the 2011 Six Month Period, there were no material changes to the contractual obligation and off-balance sheet information provided in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “could,” “plan,” “continue,” “should,” “project,” “estimate” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, debt structure, principal payments on debt, capital structure, other financial items and operating statistics, statements regarding our plans and objectives for future operations, acquisitions, acquisition financing, divestitures and other transactions, statements of future economic performance, statements regarding the effects and/or interpretations of recently enacted or future health care laws and regulations, statements of the assumptions underlying or relating to any of the foregoing statements, and statements that are other than statements of historical fact.

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

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update our risk factors or to publicly announce updates to the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect new information, future events or other developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the 2011 Six Month Period, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December  31, 2010.

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

Ascension Health Lawsuit.    On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Item 1) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U. S. District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied. On June 15, 2011, the case was stayed pending resolution of the appellate process. On July 8, 2011, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit (Appeal Number: 11-13069-B).

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

Medicare Billing Lawsuit.    On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with the portion of the Social Security Act commonly known as the “Stark law” and the Anti-Kickback Act. The plaintiff’s complaint further alleged that the defendants’ conduct violated the False Claims Act. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On September 27, 2010, the defendants moved to dismiss the first amended complaint for failure to state a claim with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and failure to state a claim upon which relief can be granted pursuant to Rule 12(b)(6) of those federal rules. On November 11, 2010, the plaintiff filed a memorandum of law in opposition to the defendants’ motion to dismiss. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint on the same bases set forth in their earlier motion to dismiss. On June 21, 2011, the United States filed a Statement of Interest to address certain propositions of law raised in the defendants’ motion to dismiss the second amended complaint but took no position as to whether the plaintiff’s complaint should be dismissed. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter.

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

Health Management and certain of its subsidiaries have also received subpoenas from the U.S. Department of Health and Human Services, Office of Inspector General on May 16, 2011 and on July 21, 2011. The May subpoena requested information on our physician referrals as well as ownership and management at our whole-hospital physician joint ventures, among other items. The July subpoena requested information on emergency room management including the use of Pro-Med software. We are cooperating with the government and are in the process of responding to the subpoenas. These matters are in their early stages and we are unable to determine the potential impact, if any, that will result from the investigations.

Other.    We are also a party to various other legal actions arising out of the normal course of our business. Due to the inherent uncertainties of litigation and dispute resolution, we are unable to estimate the ultimate losses, if any, relating to each of our outstanding legal actions and other loss contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes the number of shares of our common stock that were withheld to satisfy tax withholding obligations for stock-based compensation awards that vested during the three months ended June 30, 2011.

Month Ended	Total Number of Shares Purchased	Average Price Per Share

April 30, 2011	1,030	$ 10.69
May 31, 2011	405	11.29
June 30, 2011	1,640	11.10

Total	3,075

Item 5.  Other Information.

On July 29, 2011, the Compensation Committee of the Board of Directors of Health Management Associates, Inc. approved an increase of $100,000 in the annual base salary of Gary D. Newsome, our President and Chief Executive Officer, to $1,000,000. Such change became effective on August 1, 2011. There were no other changes to his compensation arrangements.

Item 6.  Exhibits.

See Index to Exhibits on page 32 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: August 3, 2011	By:	/s/ Gary S. Bryant
Gary S. Bryant
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

† 10.1

Asset Purchase Agreement, dated June 30, 2011, between Health Management Associates, Inc., Knoxville HMA Holdings, LLC, Catholic Health Partners and Mercy Health Partners, Inc., previously filed on August 1, 2011 and included as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated June 30, 2011, is incorporated herein by reference.

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

†  Health Management Associates, Inc. has requested confidential treatment of certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2.

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