Form 10-Q
period 2011-09-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2011-10-25
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2011

or

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

As of October 21, 2011, there were 254,102,805 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenue	$1,400,244	$1,250,362	$4,222,426	$3,745,617

Operating expenses:
Salaries and benefits	549,857	494,377	1,665,093	1,477,820
Supplies	179,993	171,389	560,248	524,880
Provision for doubtful accounts	178,873	156,742	521,729	460,807
Depreciation and amortization	65,605	59,813	194,434	180,615
Rent expense	38,117	29,679	110,738	89,273
Other operating expenses	267,140	228,489	762,115	646,829

Total operating expenses	1,279,585	1,140,489	3,814,357	3,380,224

Income from operations	120,659	109,873	408,069	365,393

Other income (expense):
Gains (losses) on sales of assets, net	(302)	(435)	(1,096)	844
Interest and other income, net	1,752	3,342	2,879	7,264
Interest expense	(50,018)	(52,827)	(152,088)	(158,931)

Income from continuing operations before income taxes	72,091	59,953	257,764	214,570
Provision for income taxes	(22,387)	(19,947)	(89,178)	(75,008)

Income from continuing operations	49,704	40,006	168,586	139,562
Income (loss) from discontinued operations, including a net gain on disposal in 2011, net of income taxes (see Note 7)	255	(126)	(1,182)	(550)

Consolidated net income	49,959	39,880	167,404	139,012
Net income attributable to noncontrolling interests	(6,231)	(4,587)	(19,541)	(17,122)

Net income attributable to Health Management Associates, Inc.	$43,728	$35,293	$147,863	$121,890

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.17	$0.14	$0.59	$0.49
Discontinued operations	-	-	(0.01)	-

Net income	$0.17	$0.14	$0.58	$0.49

Diluted
Continuing operations	$0.17	$0.14	$0.59	$0.49
Discontinued operations	-	-	(0.01)	-

Net income	$0.17	$0.14	$0.58	$0.49

Weighted average number of shares outstanding:
Basic	252,157	248,526	251,327	248,161

Diluted	255,124	250,972	254,703	250,683

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	00000000000	00000000000
	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$88,351	$101,812
Available-for-sale securities	37,485	57,327
Accounts receivable, less allowances for doubtful accounts of $554,716 and $495,486 at September 30, 2011 and December 31, 2010, respectively	799,139	759,131
Supplies, prepaid expenses and other assets	214,495	184,081
Prepaid and recoverable income taxes	44,995	44,961
Restricted funds	35,481	39,684
Assets of discontinued operations	13,802	11,384

Total current assets	1,233,748	1,198,380

Property, plant and equipment	4,945,900	4,265,435
Accumulated depreciation and amortization	(1,766,180)	(1,602,488)

Net property, plant and equipment	3,179,720	2,662,947

Restricted funds	79,257	51,067
Goodwill	1,006,006	909,470
Deferred charges and other assets	185,979	88,221

Total assets	$5,684,710	$4,910,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,471	$172,501
Accrued expenses and other liabilities	421,987	321,332
Deferred income taxes	9,549	27,052
Current maturities of long-term debt and capital lease obligations	69,860	34,745

Total current liabilities	670,867	555,630

Deferred income taxes	231,386	157,177
Long-term debt and capital lease obligations, less current maturities	3,338,685	2,983,719
Interest rate swap contract	187,920	215,473
Other long-term liabilities	329,013	263,113

Total liabilities	4,757,871	4,175,112

Redeemable equity securities	204,280	201,487

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	-	-
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 254,103 shares and 250,880 shares issued at September 30, 2011 and December 31, 2010, respectively	2,541	2,509
Accumulated other comprehensive income (loss), net of income taxes	(116,867)	(131,124)
Additional paid-in capital	150,959	123,040
Retained earnings	674,333	526,470

Total Health Management Associates, Inc. stockholders’ equity	710,966	520,895
Noncontrolling interests	11,593	12,591

Total stockholders’ equity	722,559	533,486

Total liabilities and stockholders’ equity	$5,684,710	$4,910,085

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2011 and 2010

(in thousands)

(unaudited)

	Health Management Associates, Inc.
			Accumulated
			Other	Additional		Non-	Total
	Common Stock		Comprehensive	Paid-in	Retained	controlling	Stockholders’
	Shares	Par Value	Income (Loss), net	Capital	Earnings	Interests	Equity

Balances at January 1, 2011	250,880	$2,509	$(131,124)	$123,040	$526,470	$12,591	$533,486
Comprehensive income:
Net income	-	-	-	-	147,863	19,541	167,404
Unrealized gains (losses) on available-for-sale securities, net	-	-	(3,468)	-	-	-	(3,468)
Change in fair value of interest rate swap contract, net	-	-	17,725	-	-	-	17,725

Total comprehensive income ($162,120 and $19,541 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)							181,661
Exercises of stock options and related tax matters	1,563	16	-	16,047	-	-	16,063
Issuances of deferred stock and restricted stock and related tax matters	1,660	16	-	(7,429)	-	-	(7,413)
Stock-based compensation expense	-	-	-	19,301	-	-	19,301
Distributions to noncontrolling shareholders	-	-	-	-	-	(20,539)	(20,539)

Balances at September 30, 2011	254,103	$2,541	$(116,867)	$150,959	$674,333	$11,593	$722,559

	Health Management Associates, Inc.
			Accumulated
			Other	Additional		Non-	Total
	Common Stock		Comprehensive	Paid-in	Retained	controlling	Stockholders’
	Shares	Par Value	Income (Loss), net	Capital	Earnings	Interests	Equity

Balances at January 1, 2010	248,517	$2,485	$(120,242)	$96,531	$376,401	$6,445	$361,620
Comprehensive income:
Net income	-	-	-	-	121,890	17,122	139,012
Unrealized gains (losses) on available-for-sale securities, net	-	-	861	-	-	-	861
Change in fair value of interest rate swap contract, net	-	-	(36,391)	-	-	-	(36,391)

Total comprehensive income ($86,360 and $17,122 attributable to Health Management Associates, Inc. and noncontrolling interests, respectively)							103,482
Exercises of stock options and related tax matters	856	9	-	9,076	-	-	9,085
Issuances of deferred stock and restricted stock and related tax matters	1,248	12	-	(3,117)	-	-	(3,105)
Stock-based compensation expense	-	-	-	13,762	-	-	13,762
Noncontrolling shareholder interest in an acquired business	-	-	-	-	-	3,565	3,565
Distributions to noncontrolling shareholders	-	-	-	-	-	(14,275)	(14,275)

Balances at September 30, 2010	250,621	$2,506	$(155,772)	$116,252	$498,291	$12,857	$474,134

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	(1,153,492)	(1,153,492)
	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Consolidated net income	$167,404	$139,012
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	199,428	185,654
Provision for doubtful accounts	521,729	460,807
Stock-based compensation expense	19,301	13,762
Losses (gains) on sales of assets, net	1,096	(844)
Gains on sales of available-for-sale securities, net	(706)	(4,454)
Deferred income tax expense (benefit)	48,375	(3,996)
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(573,902)	(484,664)
Supplies, prepaid expenses and other current assets	(12,251)	(9,625)
Prepaid and recoverable income taxes	(8)	28,715
Deferred charges and other long-term assets	(1,584)	(13,441)
Accounts payable	(5,843)	(28,854)
Accrued expenses and other liabilities	85,649	73,616
Equity compensation excess income tax benefits	(2,919)	(1,112)
Loss from discontinued operations, net	1,182	550

Net cash provided by continuing operating activities	446,951	355,126

Cash flows from investing activities:
Additions to property, plant and equipment	(202,819)	(146,608)
Acquisitions of hospitals and other ancillary health care businesses	(573,439)	(37,907)
Proceeds from sales of discontinued operations	4,851	-
Proceeds from sales of assets and insurance recoveries	1,792	2,298
Purchases of available-for-sale securities	(1,153,492)	(660,530)
Proceeds from sales of available-for-sale securities	1,173,348	667,859
Increase in restricted funds	(28,260)	(7,935)

Net cash used in continuing investing activities	(778,019)	(182,823)

Cash flows from financing activities:
Proceeds from long-term borrowings	370,700	-
Principal payments on debt and capital lease obligations	(34,047)	(30,353)
Payments for debt issuance costs	(10,625)	-
Proceeds from exercises of stock options	14,067	5,462
Cash received from noncontrolling shareholders	-	2,547
Cash payments to noncontrolling shareholders	(21,828)	(14,978)
Equity compensation excess income tax benefits	2,919	1,112

Net cash provided by (used in) continuing financing activities	321,186	(36,210)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(9,882)	136,093
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	8,004	4,945
Investing activities (see Note 7)	(11,583)	(1,302)

Net increase (decrease) in cash and cash equivalents	(13,461)	139,736
Cash and cash equivalents at the beginning of the period	101,812	106,018

Cash and cash equivalents at the end of the period	$88,351	$245,754

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

1.	Business and Basis of Presentation

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) provides health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of September 30, 2011, we operated 66 hospitals in fifteen states with a total of 10,441 licensed beds. At such date, twenty-two of our hospitals were located in Florida and ten hospitals were located in each of Mississippi and Tennessee. See Note 7 for information about one of our Tennessee-based hospitals with a lease agreement that will expire in May 2012 and will not be renewed.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 7.

The condensed consolidated balance sheet as of December 31, 2010 is unaudited; however it was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (referred to herein as our “2010 Form 10-K”). The interim condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. Our results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and changes in the economy and the health care regulatory environment, including the possible effects of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Based on the SEC’s guidance, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2010 Form 10-K. Additionally, see Note 10 for information regarding new accounting guidance that we adopted during the nine months ended September 30, 2011 and accounting guidance that will affect us in future periods.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Net Revenue, Cost of Revenue and Related Other (continued)

The table below sets forth the estimated costs of our uncompensated patient care (in thousands).

	000000000	000000000	000000000	000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Charity and indigent care foregone/unrecognized revenue (based on established rates)	$23,991	$23,997	$68,815	$64,614
Uninsured self-pay patient discounts	226,992	212,077	685,287	580,037
Provision for doubtful accounts	178,873	156,742	521,729	460,807

	429,856	392,816	1,275,831	1,105,458
Cost-to-charge ratio	22.0%	22.7%	22.0%	22.7%

Estimated costs of uncompensated patient care	$94,568	$89,169	$280,683	$250,939

Cost of Revenue.    The presentation of costs and expenses in our consolidated statements of income does not differentiate between costs of revenue and other costs because substantially all of our costs and expenses are related to providing health care services. Furthermore, we believe that the natural classification of expenses is the most meaningful presentation of our operations. Amounts that could be classified as general and administrative expenses include the costs of our home office, which were approximately $45.0 million and $34.3 million during the three months ended September 30, 2011 and 2010, respectively. The corresponding amounts for the nine months ended September 30, 2011 and 2010 were $122.2 million and $104.3 million, respectively.

3.	Long-Term Debt and Capital Lease Obligations

The following discussion of our long-term debt and capital lease obligations should be read in conjunction with Notes 2 and 3 to the audited consolidated financial statements included in our 2010 Form 10-K. The table below summarizes our long-term debt and capital lease obligations (in thousands).

	0000000000	0000000000
	September 30, 2011	December 31, 2010

Revolving credit facilities	$10,700	$-
Term Loan (as defined below)	2,460,809	2,481,434
6.125% Senior Notes due 2016, net of discounts	398,324	398,047
Variable rate secured term loan (see below)	360,000	-
3.75% Convertible Senior Subordinated Notes due 2028, net of discounts	80,732	78,098
Installment notes and other unsecured long-term debt	4,436	5,184
Capital lease obligations	93,544	55,701

	3,408,545	3,018,464
Less current maturities	(69,860)	(34,745)

Long-term debt and capital lease obligations, less current maturities	$3,338,685	$2,983,719

Senior Secured Credit Facilities.    Our senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the end of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the Credit Facilities. There was no annual Excess Cash Flow generated during the year ended December 31, 2010.

During 2007, as required by the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that has a term concurrent with the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not currently anticipate nonperformance because the interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for us to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which is expected to reasonably approximate the declining principal balance of the Term Loan. At September 30, 2011, approximately $346.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.1% on both September 30, 2011 and October 21, 2011).

Although there were no amounts outstanding under the Revolving Credit Agreement on September 30, 2011, standby letters of credit in favor of third parties of approximately $49.2 million reduced the amount available for borrowing thereunder to $450.8 million on such date. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.1% on both September 30, 2011 and October 21, 2011.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Long-Term Debt and Capital Lease Obligations (continued)

Variable Rate Secured Term and Revolving Loans.    On September 30, 2011, one of our wholly owned subsidiaries, Knoxville HMA Holdings, LLC (“HMA Knoxville”), and certain subsidiaries of HMA Knoxville (the “Subsidiary Guarantors”) entered into a credit agreement with a syndicate of banks (the “Knoxville Credit Agreement”). HMA Knoxville entered into the Knoxville Credit Agreement to facilitate its September 30, 2011 acquisition of substantially all of the assets of seven general acute care hospitals and certain related ancillary health care operations in east Tennessee. See Note 6 for information regarding this acquisition. The Knoxville Credit Agreement, which consists of a $360.0 million term loan and a $150.0 million revolving credit facility, will terminate on September 30, 2014 or such earlier date that we refinance or extend the term of the Credit Facilities.

The full amount of the term loan was borrowed by HMA Knoxville on September 30, 2011 and that amount was included as part of the total cash consideration paid to complete the abovementioned acquisition. The term loan requires HMA Knoxville to make principal payments of $4.5 million at the end of each calendar quarter, with the first such payment due on December 31, 2011. Additionally, beginning with the year ending December 31, 2012, HMA Knoxville must make annual principal payments on the term loan in an amount equal to 50% of its Consolidated Excess Cash Flow, as such term is defined in the Knoxville Credit Agreement. A balloon payment for the then outstanding term loan amount is due on September 30, 2014 or such earlier date that the Knoxville Credit Agreement is terminated.

Borrowings under the revolving credit facility may only be used by HMA Knoxville for its working capital and general corporate purposes. The revolving credit facility allows HMA Knoxville to borrow and repay, on a revolving basis, up to an aggregate of $150.0 million, subject to a $5.0 million standby letter of credit limit. Availability under the revolving credit facility will be reduced to $50.0 million on September 30, 2012. Amounts outstanding under the revolving credit facility may be repaid at any time, in whole or in part, without penalty. All amounts then outstanding on the date that the Knoxville Credit Agreement is terminated will be due and payable at such time. HMA Knoxville borrowed $10.7 million under the revolving credit facility on September 30, 2011. Such amount was used to pay closing costs associated with the Knoxville Credit Agreement and provide start-up working capital to HMA Knoxville and its subsidiaries. Through October 21, 2011, HMA Knoxville borrowed an additional $13.5 million to provide supplemental post-acquisition working capital to its subsidiaries and established approximately $1.9 million of standby letters of credit in favor of third parties.

HMA Knoxville can elect whether interest on the Knoxville Credit Agreement, which is payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate, which will fluctuate with changes in the underlying base rates, includes a spread above the base rate that is subject to modification in certain circumstances. HMA Knoxville can also elect differing interest rates for the term loan and the revolving credit facility. The effective interest rate on both the term loan and the revolving credit facility was approximately 4.2% on October 21, 2011. Throughout the term of the agreement, HMA Knoxville is obligated to pay a commitment fee based on the unused availability under the revolving credit facility.

The Knoxville Credit Agreement contains representations, warranties, covenants, indemnities, events of default and related cure provisions that are customarily found in similar arrangements. Additionally, HMA Knoxville is required to comply with certain quarterly consolidated financial covenants during the term of the agreement.

Pursuant to a related security agreement and various deeds of trust, borrowings under the Knoxville Credit Agreement are secured by substantially all of HMA Knoxville’s and the Subsidiary Guarantors’ real property and other tangible and intangible assets and are guaranteed as to payment by the Subsidiary Guarantors.

Other.    The estimated fair values of our long-term debt instruments, determined by reference to quoted market prices, are summarized in the table below (in thousands).

	0000000000	0000000000
	September 30, 2011	December 31, 2010

Term Loan	$2,334,060	$2,448,211
6.125% Senior Notes due 2016	392,000	405,000
3.75% Convertible Senior Subordinated Notes due 2028	93,254	109,543

The estimated fair values of our other long-term debt instruments reasonably approximate their carrying amounts in the condensed consolidated balance sheets. See Note 5 for discussion of the estimated fair values of our other financial instruments, including valuation methods and significant assumptions.

The cash paid for interest on our long-term debt and capital lease obligations during the nine months ended September 30, 2011 and 2010, including amounts that have been capitalized, was approximately $140.6 million and $149.2 million, respectively. Including acquisition transactions, we entered into capital leases for real property and equipment of $49.4 million and $11.9 million during the nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, we were in compliance with all of the covenants contained in our debt agreements.

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

	00000000	00000000	00000000	00000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Numerators:
Income from continuing operations	$49,704	$40,006	$168,586	$139,562
Income attributable to noncontrolling interests	(6,231)	(4,587)	(19,541)	(17,122)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	43,473	35,419	149,045	122,440
Income (loss) from discontinued operations attributable to Health Management Associates, Inc. common stockholders	255	(126)	(1,182)	(550)

Net income attributable to Health Management Associates, Inc. common stockholders	$43,728	$35,293	$147,863	$121,890

Denominators:
Denominator for basic earnings per share-weighted average number of outstanding common shares	252,157	248,526	251,327	248,161
Dilutive securities:
Stock-based compensation arrangements	2,967	2,446	3,376	2,522

Denominator for diluted earnings (loss) per share	255,124	250,972	254,703	250,683

Earnings (loss) per share:
Basic
Continuing operations	$0.17	$0.14	$0.59	$0.49
Discontinued operations	-	-	(0.01)	-

Net income	$0.17	$0.14	$0.58	$0.49

Diluted
Continuing operations	$0.17	$0.14	$0.59	$0.49
Discontinued operations	-	-	(0.01)	-

Net income	$0.17	$0.14	$0.58	$0.49

Securities excluded from diluted earnings (loss) per share because they were antidilutive or performance conditions were not met:
Stock options	4,803	7,034	3,849	6,868

Deferred stock and restricted stock	916	1,027	783	881

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

We recognize transfers between levels within the fair value hierarchy on the date of the change in circumstances that requires such transfer. The table below summarizes the estimated fair values of our financial assets (liabilities) as of September 30, 2011 (in thousands).

	0000000000	0000000000	0000000000
	Level 1	Level 2	Level 3

Available-for-sale securities, including those in restricted funds	$152,223	$-	$-
Interest rate swap contract	-	(187,920)	-

Totals	$152,223	$(187,920)	$-

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

Available-For-Sale Securities (including those in restricted funds).    Supplemental information regarding our available-for-sale securities, which consisted of debt securities and shares in publicly traded stocks and mutual funds (all of which had no withdrawal restrictions), is set forth in the table below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

As of September 30, 2011:
Debt securities and debt-based mutual funds
Government	$42,011	$1,486	$(34)	$43,463
Corporate	71,602	20	(1,512)	70,110
Equity securities and equity-based mutual funds
Domestic	24,311	349	(1,370)	23,290
International	15,712	56	(1,606)	14,162
Commodity-based fund	1,504	-	(306)	1,198

Totals	$155,140	$1,911	$(4,828)	$152,223

As of December 31, 2010:
Debt-based mutual funds
Government	$120,026	$326	$(308)	$120,044
Corporate	6,943	457	-	7,400
Equity-based mutual funds
Domestic	4,840	751	-	5,591
International	8,147	1,190	-	9,337

Totals	$139,956	$2,724	$(308)	$142,372

As of September 30, 2011 and December 31, 2010, investments with aggregate estimated fair values of approximately $101.8 million (466 investments) and $64.5 million (five investments), respectively, generated the gross unrealized losses disclosed in the above table. Due to recent declines in the value of such securities and/or our brief holding period for the securities, as well as our ability to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value, we concluded that other-than-temporary impairment charges were not necessary at either of the balance sheet dates. We will continue to monitor and evaluate the recoverability of our available-for-sale securities.

The weighted average cost method is used to determine the historical cost basis of securities that are sold. Approximately $1.0 million and $2.1 million of the net realized gains during the nine months ended September 30, 2011 and 2010, respectively, were reclassified from our net unrealized gains at the end of the immediately preceding year.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

Gross realized gains and losses on sales of available-for-sale securities are summarized in the table below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Realized gains	$1,291	$1,700	$1,616	$4,454
Realized losses	(592)	-	(910)	-

Restricted Funds.  Our restricted funds are held by a wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands. The assets of such subsidiary are effectively limited to use in its proprietary operations. The table below summarizes the estimated fair values of our restricted funds (in thousands).

	September 30, 2011	December 31, 2010

Cash and cash equivalents	$-	$5,706
Available-for-sale securities	114,738	85,045

Totals	$114,738	$90,751

Supplemental information regarding the available-for-sale securities that are included in restricted funds is set forth in the table below (in thousands).

	Nine Months Ended September 30,
	2011	2010

Proceeds from sales	$115,456	$8,577
Purchases	136,981	18,100

6.	Acquisitions, Joint Ventures and Other Activity

Acquisition Activity.  The acquisitions described below were in furtherance of the part of our business strategy that calls for the acquisition of hospitals and other ancillary health care businesses in rural and non-urban areas. Our acquisitions are typically financed using a combination of available cash balances, proceeds from sales of available-for-sale securities, borrowings under revolving credit agreements and other long-term financing arrangements.

2011 Acquisitions.    On September 30, 2011, HMA Knoxville acquired from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc. (“Mercy”) substantially all of the assets of Mercy’s seven general acute care hospitals in east Tennessee. Those hospitals are as follows:

•	Mercy Medical Center St. Mary’s in Knoxville (401 licensed beds);
•	Mercy Medical Center North in Powell (108 licensed beds);
•	Mercy Medical Center West in Knoxville (101 licensed beds);
•	St. Mary’s Jefferson Memorial Hospital in Jefferson City (58 licensed beds);
•	St. Mary’s Medical Center of Campbell County in LaFollette (66 licensed beds);
•	St. Mary’s Medical Center of Scott County in Oneida (25 licensed beds); and
•	Baptist Hospital of Cocke County in Newport (74 licensed beds).

HMA Knoxville also acquired (i) substantially all of Mercy’s ancillary health care operations that are affiliated with the aforementioned Tennessee-based hospitals (collectively those ancillary facilities are licensed to operate 197 beds) and (ii) Mercy’s former Riverside hospital campus (which is licensed to operate 293 beds). Our east Tennessee hospital and health care network is now collectively referred to as Tennova Healthcare. See Note 7 for information regarding our treatment of St. Mary’s Medical Center of Scott County and the former Riverside hospital campus as discontinued operations on the acquisition date.

The purchase price for this acquisition was approximately $534.6 million in cash, excluding transaction-related costs. Additionally, HMA Knoxville assumed certain long-term lease obligations and will make maintenance and capital expenditures at the acquired hospitals. This acquisition was financed with available cash balances, which included the proceeds from recent sales of available-for-sale securities, and new long-term bank financing, which is described at Note 3.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Acquisitions, Joint Ventures and Other Activity (continued)

Effective May 1, 2011, one of our subsidiaries acquired a 95% equity interest in a company that owns and operates Tri-Lakes Medical Center, a 112-bed general acute care hospital in Batesville, Mississippi, and certain related health care operations. The purchase price for our 95% equity interest was approximately $38.8 million in cash, excluding transaction-related costs. During the nine months ended September 30, 2011, certain of our subsidiaries also acquired six ancillary health care businesses for aggregate cash consideration of $11.3 million.

2010 Acquisitions.    Effective July 1, 2010, certain of our subsidiaries acquired from Shands HealthCare a 60% equity interest in each of the following general acute care hospitals and certain related health care operations: (i) 99-bed Shands Lake Shore hospital in Lake City, Florida; (ii) 15-bed Shands Live Oak hospital in Live Oak, Florida; and (iii) 25-bed Shands Starke hospital in Starke, Florida. Shands HealthCare or one of its affiliates continues to hold a 40% equity interest in each of these hospitals and any related health care operations. The total purchase price for our equity interests in these three hospitals was approximately $21.5 million in cash, excluding transaction-related costs. During the nine months ended September 30, 2010, certain of our subsidiaries also acquired four ancillary health care businesses, including one in which we held a pre-acquisition minority equity interest, through: (i) the issuance of subsidiary equity securities valued at $3.1 million; (ii) the payment of cash consideration of $16.4 million; and (iii) the assumption of a capital lease agreement.

In connection with the abovementioned completed acquisitions, we incurred approximately $5.0 million and $0.8 million of acquisition-related costs that were included in other operating expenses in the consolidated statements of income during the nine months ended September 30, 2011 and 2010, respectively. The corresponding amounts during the three months ended September 30, 2011 and 2010 were $4.8 million and $0.5 million, respectively. Amounts paid for acquisition-related costs are included in net cash provided by continuing operating activities in the condensed consolidated statements of cash flows.

Other.    Our acquisitions are accounted for using the purchase method of accounting. We use estimated exit price fair values as of the date of acquisition to (i) allocate the related purchase price to the assets acquired and liabilities assumed and (ii) record noncontrolling interests. We recorded incremental goodwill during the nine months ended September 30, 2011 and 2010 because the final negotiated purchase price in certain of our completed acquisitions exceeded the fair value of the net tangible and intangible assets acquired. Most of the goodwill that was added during those periods is expected to be tax deductible.

The table below summarizes the purchase price allocations for the abovementioned acquisitions; however, in some cases, such purchase price allocations are preliminary and remain subject to future refinement as we gather supplemental information. Specifically, the September 30, 2011 Mercy acquisition is particularly sensitive to post-closing adjustments as we await (i) the completion of certain appraisals relating to intangible assets and property, plant and equipment and (ii) a determination of the post-closing working capital true-up adjustments. The final purchase price allocation for the Mercy acquisition is expected to be completed during the quarter ending December 31, 2011.

	$588,733	$588,733
	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Assets acquired:
Current and other assets	$23,349	$2,706
Property, plant and equipment	463,621	43,869
Other long-term assets	58,828	-
Goodwill	96,536	26,655

Total assets acquired	642,334	73,230

Liabilities assumed:
Current liabilities	(11,529)	(342)
Capital lease obligations and related other	(42,072)	(11,208)

Total liabilities assumed	(53,601)	(11,550)

Net assets acquired	$588,733	$61,680

The operating results of the entities that our subsidiaries acquire are included in our consolidated financial statements from the date of acquisition. If an acquired entity was subsequently sold, closed or is being held for sale, its operations are included in our discontinued operations, which are discussed at Note 7.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Acquisitions, Joint Ventures and Other Activity (continued)

The table below sets forth certain combined pro forma financial information as if the Mercy acquisition had closed on January 1, 2010 (in thousands, except per share data).

	$1,563,567	$1,563,567	$1,563,567	$1,563,567
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenue	$1,563,567	$1,404,450	$4,712,394	$4,207,881
Consolidated net income	53,582	40,776	172,317	141,711
Net income attributable to Health Management Associates, Inc.	47,351	36,189	152,776	124,589
Earnings per share attributable to Health Management Associates, Inc. common stockholders:
Basic	$0.19	$0.15	$0.61	$0.50
Diluted	0.19	0.14	0.60	0.50

The 2011 pro forma amounts for net income and earnings per share in the above table have been adjusted to exclude approximately $4.8 million of acquisition-related expenses for the Mercy acquisition. However, there were no 2011 or 2010 pro forma adjustments made to reflect potential cost reductions or operating efficiencies. Accordingly, the combined pro forma financial information is for comparative purposes only and is not necessarily indicative of the results that we would have experienced if the Mercy acquisition had actually occurred on January 1, 2010 or that may occur in the future.

Joint Ventures and Redeemable Equity Securities.    As of September 30, 2011, we had established joint ventures to own/lease and operate 28 of our hospitals. Local physicians and/or other health care entities own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage the related hospital’s day-to-day operations.

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

As recorded in the condensed consolidated balance sheets, redeemable equity securities represent (i) the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings and (ii) the initial unadjusted estimated fair values of certain contingent rights held by Novant Health, Inc. and Shands HealthCare, which are described below. As of September 30, 2011 and through October 21, 2011, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of our redeemable equity securities is summarized in the table below (in thousands).

	$201,816	$201,816
	Nine Months Ended September 30,
	2011	2010

Balances at the beginning of the period	$201,487	$182,473
Noncontrolling shareholder interests in acquired businesses	4,082	-
Investments by noncontrolling shareholders	-	5,679
Purchases of subsidiary shares from noncontrolling shareholders	(1,289)	(703)
Estimated fair value of a noncontrolling shareholder’s contingent rights	-	14,367

Balances at the end of the period	$204,280	$201,816

Novant Health, Inc. may require us to purchase its 30% equity interest in 123-bed Lake Norman Regional Medical Center in Mooresville, North Carolina for the greater of $150.0 million or the fair market value of such interest in the hospital. This contingent right is exercisable only if we experience a change of control (excluding certain changes of control wherein our senior executive management team is retained). Additionally, Shands HealthCare may require us to purchase its 40% equity interest in one or more of the three hospitals that we acquired on July 1, 2010 if we experience a change of control. The purchase price payable to Shands HealthCare would be set at the fair market value of the equity interests being acquired. We believe it is not probable that the contingent rights of Novant Health, Inc. and Shands HealthCare will vest because there are no circumstances known to us that would trigger the requisite change of control provision with either party. Accordingly, insofar as the contingent rights are concerned, the carrying values of the related redeemable equity securities have not been adjusted since being initially recorded.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Discontinued Operations

Our discontinued operations during the periods presented herein included (i) 140-bed Riley Hospital in Meridian, Mississippi and its related health care operations (collectively, “Riley Hospital”) and (ii) 25-bed Fishermen’s Hospital in Marathon, Florida (“Fishermen’s Hospital”). The operating results and cash flows of discontinued operations are included in our consolidated financial statements up to the date of disposition. Additionally, as provided by GAAP, the operating results and cash flows of the abovementioned entities have been separately presented as discontinued operations in the interim condensed consolidated financial statements. Because Riley Hospital and Fishermen’s Hospital became discontinued operations subsequent to September 30, 2010, our 2010 interim condensed consolidated financial statements have been retroactively adjusted in accordance with GAAP to conform to the current period presentation.

On December 31, 2010, certain of our subsidiaries sold Riley Hospital, which included the hospital’s supplies and long-lived assets (primarily property, plant and equipment). During the nine months ended September 30, 2011, our discontinued operations included a Riley Hospital post-closing purchase price adjustment of approximately $0.3 million attributable to working capital, which effectively increased our loss on the 2010 sale of such hospital. During May 2011, one of our subsidiaries entered into a lease termination agreement for Fishermen’s Hospital that became effective on July 1, 2011. As part of the agreement, the hospital’s remaining equipment, as well as certain working capital items, were sold to our former lessor for $1.5 million in cash. The Fishermen’s Hospital lease termination resulted in a goodwill impairment charge of $3.6 million during the nine months ended September 30, 2011.

We closed Gulf Coast Medical Center (“GCMC”) in Biloxi, Mississippi on January 1, 2008. On July 18, 2011, the remaining real property at GCMC was sold for cash consideration of approximately $3.4 million, less selling and other related costs. The resulting gain of $0.6 million has been included in our discontinued operations during the three and nine months ended September 30, 2011.

The table below sets forth the underlying details of our discontinued operations (in thousands).

	$57,848	$57,848	$57,848	$57,848
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenue	$-	$20,297	$13,603	$57,848

Operating expenses and other:
Salaries and benefits	-	7,464	4,535	22,395
Provision for doubtful accounts	-	3,180	2,741	7,651
Depreciation and amortization	-	1,734	1,182	4,930
Other operating expenses	203	8,125	3,766	23,769
Goodwill impairment charge	-	-	3,614	-

Total operating expenses and other	203	20,503	15,838	58,745

Loss from operations	(203)	(206)	(2,235)	(897)
Gain on sales of assets, net	619	-	304	-

Income (loss) from operations before income taxes	416	(206)	(1,931)	(897)
Income tax (expense) benefit	(161)	80	749	347

Income (loss) from discontinued operations	$255	$(126)	$(1,182)	$(550)

In addition to certain tangible and intangible assets pertaining to the abovementioned hospitals, our assets of discontinued operations at both September 30, 2011 and December 31, 2010 included the remaining real property at the Woman’s Center at Dallas Regional Medical Center (the “Woman’s Center”) in Mesquite, Texas, which was closed on June 1, 2008. As discussed at Note 6, we acquired St. Mary’s Medical Center of Scott County (“SMMC”)” and the former Riverside hospital campus (“Riverside”) from Mercy on September 30, 2011. The aggregate allocated purchase price for SMMC and Riverside was $11.3 million and has been included in investing activities under discontinued operations in the condensed consolidated statements of cash flows. SMMC is a leased facility with a lease agreement that expires in May 2012. We do not intend to extend or otherwise modify the SMMC lease. Mercy closed the hospital at the Riverside location prior to our acquisition of the facility. Although we are currently evaluating various disposal alternatives for the Woman’s Center, SMMC and Riverside, the timing of such divestitures has not yet been determined. The table below summarizes the principal components of our assets of discontinued operations (in thousands).

	September 30, 2011	September 30, 2011
	September 30, 2011	December 31, 2010
Supplies, prepaid expenses and other assets	$638	$1,082
Property, plant and equipment, net, and other	13,164	6,688
Goodwill	-	3,614

Total assets of discontinued operations	$13,802	$11,384

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Income Taxes

Our effective income tax rates were approximately 34.6% and 35.0% during the nine months ended September 30, 2011 and 2010, respectively, and 31.1% and 33.3% during the three months ended September 30, 2011 and 2010, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 280 basis points and 300 basis points during the nine months ended September 30, 2011 and 2010, respectively. The corresponding impact was 290 basis points and 270 basis points during the three months ended September 30, 2011 and 2010, respectively.

Our 2011 provision for income taxes was favorably impacted by the finalization of certain federal and state income tax returns and the satisfactory conclusion of certain state tax audits and examinations. Our 2010 provision for income taxes was favorably impacted by the finalization of certain federal and state income tax returns and the satisfactory conclusion of an Internal Revenue Service audit of our tax returns for the years ended December 31, 2007 and 2006.

Our net federal and state income tax payments during the nine months ended September 30, 2011 and 2010 approximated $40.2 million and $51.1 million, respectively.

9.	Comprehensive Income

GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. Supplemental information regarding our comprehensive income is set forth in the table below (in thousands).

	$139,012	$139,012	$139,012	$139,012
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Consolidated net income	$49,959	$39,880	$167,404	$139,012

Components of other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(4,202)	1,207	(3,468)	861
Changes in fair value of interest rate swap contract, net	2,164	(13,369)	17,725	(36,391)

Other comprehensive income (loss)	(2,038)	(12,162)	14,257	(35,530)

Total consolidated comprehensive income	47,921	27,718	181,661	103,482
Total comprehensive income attributable to noncontrolling interests	(6,231)	(4,587)	(19,541)	(17,122)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$41,690	$23,131	$162,120	$86,360

See Notes 3 and 5 for information regarding our interest rate swap contract and available-for-sale securities, respectively. Also, see Note 10 for information regarding future changes in the presentation of comprehensive income.

10.	Recent Accounting Standards Updates

During August 2010, the Financial Accounting Standards Board (the “FASB”) approved a change to certain accounting standards. That change prohibits health care entities from netting projected insurance recoveries against the related liabilities and/or reserves in their balance sheets (e.g., professional liability claims and expenses, workers’ compensation, health and welfare benefits, etc.). The modified accounting standard, which permitted early adoption, was required to be adopted for fiscal years and interim periods that began after December 15, 2010. Additionally, such accounting standard permitted adoption on either a prospective or a retrospective basis. Effective January 1, 2011, we adopted the modified accounting standard on a prospective basis. The only impact of such adoption was an increase of approximately $15.4 million in our deferred charges and other assets and a corresponding increase in the related liabilities. That “gross-up” amount did not materially change during the nine months ended September 30, 2011. We do not believe that retrospective application of the modified accounting standard to any period prior to January 1, 2011 would have resulted in a material change to any of our historical interim or annual consolidated financial statements.

During May 2011, the FASB amended and updated the existing accounting standards in GAAP as they relate to fair value measurement (the “Fair Value Update”). The FASB’s primary objective was to collaborate with the International Accounting Standards Board to develop common requirements for measuring fair value and disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The Fair Value Update (i) expands and enhances GAAP’s current disclosures about fair value measurements and (ii) clarifies the FASB’s intent about the application of existing fair value measurement requirements in certain circumstances. Public companies are required to adopt the provisions of the Fair Value Update on a prospective basis during interim and annual periods beginning after December 15, 2011. Early adoption of the amended accounting guidance is not permitted. Although we continue to review the Fair Value Update, we do not believe that it will have a material impact on our consolidated financial statements or the notes thereto.

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

During September 2011, the FASB amended the existing accounting standards in GAAP as they relate to the annual test for goodwill impairment (the “Goodwill Update”). The Goodwill Update allows, but does not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for the purpose of determining if detailed quantitative goodwill impairment testing is necessary. Public companies are required to adopt the provisions of the Goodwill Update during interim and annual periods beginning after December 15, 2011; however, early adoption is permitted. We do not believe that the Goodwill Update will have a material impact on our annual goodwill impairment testing or the results therefrom.

11.  Commitments and Contingencies

Physician and Physician Group Guarantees.    We are committed to providing financial assistance to physicians and physician groups practicing in the communities that our hospitals serve through certain recruiting arrangements and professional services agreements. At September 30, 2011, we were committed to non-cancelable guarantees of approximately $61.1 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the contractual measurement periods, which generally approximate one to two years. We believe that the recorded liabilities for physician and physician group guarantees of $25.5 million and $10.3 million at September 30, 2011 and December 31, 2010, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

Ascension Health Lawsuit.    On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Note 11) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U.S. District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied. On June 15, 2011, the case was stayed pending resolution of the appellate process. On July 8, 2011, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit (Case Number: 11-13069).

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe Health Management breached a confidentiality agreement. Accordingly, we will continue to vigorously defend Health Management against the allegations, including the pending appeal.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Commitments and Contingencies (continued)

Medicare Billing Lawsuit.    On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with the portion of the Social Security Act commonly known as the “Stark law” and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the False Claims Act. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On September 27, 2010, the defendants moved to dismiss the first amended complaint for failure to state a claim with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and failure to state a claim upon which relief can be granted pursuant to Rule 12(b)(6) of those federal rules. On November 11, 2010, the plaintiff filed a memorandum of law in opposition to the defendants’ motion to dismiss. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint on the same bases set forth in their earlier motion to dismiss. On June 21, 2011, the United States filed a Statement of Interest to address certain propositions of law raised in the defendants’ motion to dismiss the second amended complaint but took no position as to whether the plaintiff’s complaint should be dismissed. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter.

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

During September 2010, Health Management received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain Health Management hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by Health Management’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. We have, and will continue to, fully cooperate with the DOJ in its ongoing investigation, which could potentially give rise to claims against Health Management and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, we recently commenced an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against Health Management or its hospitals; however, this matter is in its early stages and we are unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

Health Management and certain of its subsidiaries received subpoenas from the U.S. Department of Health and Human Services, Office of Inspector General on May 16, 2011 and July 21, 2011. Among other things, (i) the May subpoena requested information regarding our physician referrals as well as ownership and management at our whole-hospital physician joint ventures and (ii) the July subpoena requested information regarding emergency room management, including the use of Pro-Med software. It is possible that the subpoenas, which apply system-wide, may relate to investigations of alleged violations of the Anti-Kickback Statute and the False Claims Act. We believe that the subpoenas may have been served under the qui tam provisions of the False Claims Act. In addition to these subpoenas, certain of our hospitals have received requests for information from state and federal agencies. We are cooperating with the ongoing investigations by collecting and producing the requested materials. Because these investigations are generally in their early stages, we are unable to evaluate the outcome of such matters or determine the potential impact, if any, that could result from the final resolution of each of the investigations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

As of September 30, 2011, Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operated 66 hospitals with a total of 10,441 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 for information about one of our Tennessee-based hospitals with a lease agreement that will expire in May 2012 and will not be renewed. The operating results of hospitals and other ancillary health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

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

During the three months ended September 30, 2011, which we refer to as the 2011 Three Month Period, we experienced net revenue growth over the three months ended September 30, 2010, which we refer to as the 2010 Three Month Period, of approximately 12.0%. Such growth principally resulted from: (i) our acquisition of two Florida-based general acute care hospitals with a total of 413 licensed beds and certain related health care operations (collectively, “Wuesthoff”) in October 2010; (ii) our acquisition of a 95% equity interest in a Mississippi-based general acute care hospital with a total of 112 licensed beds and certain related health care operations (collectively, “Tri-Lakes”) in May 2011; (iii) increased surgical volume attributable to physician recruitment and market service development (e.g., ambulatory surgical centers, robotic surgical systems, etc.) at certain of our hospitals and other health care facilities; (iv) more emergency room visits, which we believe were attributable, in part, to our dedicated focus on emergency room operations; and (v) improvements in reimbursement rates that resulted primarily from renegotiated agreements with certain commercial health insurance providers. Partially offsetting higher net revenue during the 2011 Three Month Period were increases in our costs for acquisitions and government investigations. Overall, our income from operations increased approximately $10.8 million, or 9.8%, during the 2011 Three Month Period and income from continuing operations increased during the same period by $9.7 million, or 24.2%.

Our strategic operational objectives include increasing patient volume and operating margins, while decreasing uninsured/underinsured patient levels and the provision for doubtful accounts. Our specific plans include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor and vendor contracts and developing action plans responsive to feedback from patient, physician and employee satisfaction surveys. Based on the needs of the communities that we serve, we also seek opportunities for market service development, including establishing ambulatory surgical centers, urgent care centers, cardiac cath labs, angiography suites and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we are investing significant resources in physician recruitment and retention (primary care physicians and specialists), emergency room operations, advanced robotic surgical systems, replacement hospital construction and other capital projects. For example, we continue to implement ER Extra®, which is our signature patient-centered emergency room program that is designed to reduce patient wait times, enhance patient satisfaction and improve the quality and scope of patient assessments. During 2011, we also opened a hospital that we built to replace Madison County Medical Center in Canton, Mississippi and deployed new MAKOplasty® and da Vinci® robotic surgical systems at many of our hospitals. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions. Additionally, as we consider potential acquisitions, joint ventures and partnerships in 2011 and beyond, we believe that continually improving our existing operations provides us with a fundamentally sound infrastructure upon which we can add hospitals and other ancillary health care businesses.

We have also taken steps that we believe are necessary to achieve industry leadership in clinical quality. Our vision is to be the highest rated health care provider of any hospital system in the country, as measured by Medicare. With our knowledgeable and experienced clinical affairs leadership supporting this critical quality initiative, we measure key performance objectives, maintain accountability for achieving those objectives and recognize the leaders whose quality indicators and clinical outcomes demonstrate improvement. As most recently reported by the Centers for Medicare and Medicaid Services, all four of our core measure care areas have dramatically improved since the commencement of our clinical quality initiatives and we now rank second in core measures amongst for-profit hospital systems. Additionally, The Joint Commission, a leading independent not-for-profit organization that accredits and certifies health care organizations in the United States, recently named nearly 60% of our hospitals as Top Performers on Key Quality Measures, which compares to a nationwide achievement rate of approximately 14%. The Joint Commission aggregated certain evidence-based accountability data from 2010, including core measurement performance data, to determine the top performers.

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

During the past several years, various economic and other factors have resulted in a large number of uninsured and underinsured patients seeking health care in the United States. Self-pay admissions as a percent of total admissions at our hospitals were approximately 6.9% and 7.6% during the 2011 Three Month Period and the 2010 Three Month Period, respectively. We continue to take various measures to address the impact of uninsured and underinsured patients on our business. Additionally, one of the primary goals of the Health Care Reform Act is to provide health insurance coverage to more Americans. Nevertheless, there can be no assurances that our self-pay admissions will not grow in future periods, especially in light of the prolonged downturn in the economy and correspondingly higher levels of unemployment in many of the markets served by our hospitals. Therefore, we regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

Supplemental Non-GAAP Information

The financial information provided throughout this Quarterly Report on Form 10-Q has been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). However, we also use certain non-GAAP financial performance measures (primarily Adjusted EBITDA, as defined below) in communications with interested parties such as stockholders, analysts, rating agencies, banks and others. We believe that Adjusted EBITDA provides (i) an understanding of the impact of certain items in our consolidated financial statements, some of which are recurring and/or require cash payments, and (ii) meaningful year-over-year comparisons of our consolidated financial results. Additionally, we use Adjusted EBITDA, as modified from time to time, as a baseline to set performance targets under our incentive compensation plans. We believe that Adjusted EBITDA provides interested parties with information about our ability to incur and service our debt obligations and make capital expenditures. For example, Adjusted EBITDA is an integral component in the determination of our compliance with certain covenants under our debt agreements; however, Adjusted EBITDA does not include all of the adjustments required by such debt agreements.

EBITDA is a non-GAAP measure that is defined as consolidated net income before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA modified to exclude discontinued operations, costs for acquisitions and government investigations, net gains/losses on sales of assets, net interest and other income, gains/losses on early extinguishment of debt and write-offs of deferred financing costs. Because Adjusted EBITDA is not a measure of financial performance or liquidity that is determined under GAAP, it should not be considered in isolation or as a substitute for net income, income from operations, cash flows from operating, investing or financing activities, or any other GAAP measure. The items excluded from Adjusted EBITDA are significant components that must be evaluated to assess our financial performance and liquidity. Moreover, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Accordingly, interested parties and other readers of our consolidated financial statements are encouraged to use GAAP measures when evaluating and assessing our financial performance and liquidity.

The table below reconciles our consolidated net income to Adjusted EBITDA (in thousands).

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Consolidated net income	$49,959	$39,880	$167,404	$139,012

Adjustments:
Interest expense	50,018	52,827	152,088	158,931
Provision for income taxes	22,387	19,947	89,178	75,008
Depreciation and amortization	65,605	59,813	194,434	180,615
(Income) loss from discontinued operations	(255)	126	1,182	550
Costs for acquisitions and government investigations	9,272	464	9,455	800
(Gains) losses on sales of assets, net	302	435	1,096	(844)
Interest and other income, net	(1,752)	(3,342)	(2,879)	(7,264)

Total adjustments	145,577	130,270	444,554	407,796

Adjusted EBITDA	$195,536	$170,150	$611,958	$546,808

Adjusted EBITDA as a percent of net revenue	14.0%	13.6%	14.5%	14.6%

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

Goodwill.    We review our goodwill for impairment on an annual basis (i.e., each October 1) and whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on, among other things, market conditions and operational performance. When performing the impairment test in prior years, we initially compared the estimated fair values of each reporting unit’s net assets, including allocated home office net assets, to the corresponding carrying amounts on our consolidated balance sheet (i.e., Step 1 of the goodwill impairment test). If the estimated fair value of a reporting unit’s net assets was less than the balance sheet carrying amount, we determined the implied fair value of the reporting unit’s goodwill, compared such fair value to the corresponding carrying amount and, if necessary, recorded a goodwill impairment charge. We do not believe that any of our reporting units are currently at risk of failing Step 1 of the goodwill impairment test; however, we have not yet completed our October 1, 2011 annual impairment testing. Moreover, we are considering early adoption of certain amended accounting guidance for goodwill impairment testing that was issued by the Financial Accounting Standards Board in September 2011. See Note 10 to the Interim Condensed Consolidated Financial Statements in Item 1 for more information about this accounting standards update.

2011 Three Month Period Compared to the 2010 Three Month Period

The tables below summarize our operating results for the 2011 Three Month Period and the 2010 Three Month Period. Hospitals that were owned/leased and operated by us for one year or more as of September 30, 2011 are referred to as same three month hospitals. For all year-over-year comparative discussions herein, the operating results of our same three month hospitals are only considered to the extent that there was a similar period of operation in both years.

	0000000000	0000000000	0000000000		0000000000
	Three Months Ended September 30,
	2011		2010
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue	$1,400,244	100.0%	$1,250,362		100.0%

Operating expenses:
Salaries and benefits	549,857	39.2	494,377		39.5
Supplies	179,993	12.9	171,389		13.7
Provision for doubtful accounts	178,873	12.8	156,742		12.5
Depreciation and amortization	65,605	4.7	59,813		4.8
Rent expense	38,117	2.7	29,679		2.4
Other operating expenses	267,140	19.1	228,489		18.3

Total operating expenses	1,279,585	91.4	1,140,489		91.2

Income from operations	120,659	8.6	109,873		8.8

Other income (expense):
Losses on sales of assets, net	(302)	-	(435)		-
Interest and other income, net	1,752	0.1	3,342		0.2
Interest expense	(50,018)	(3.6)	(52,827)		(4.2)

Income from continuing operations before income taxes	72,091	5.1	59,953		4.8
Provision for income taxes	(22,387)	(1.6)	(19,947)		(1.6)

Income from continuing operations	$49,704	3.5%	$40,006		3.2%

	Three Months Ended September 30,				Percent
	2011	2010	Change		Change

Same Three Month Hospitals*
Occupancy	40.5%	41.7%	(120)	bps**	n/a
Patient days	311,537	319,327	(7,790)		(2.4)%
Admissions	76,211	77,626	(1,415)		(1.8)%
Adjusted admissions †	145,354	144,133	1,221		0.8%
Emergency room visits	359,404	356,935	2,469		0.7%
Surgeries	78,108	77,922	186		0.2%
Outpatient revenue percent	52.7%	51.5%	120	bps	n/a
Inpatient revenue percent	47.3%	48.5%	(120)	bps	n/a

Total Hospitals
Occupancy	41.1%	41.7%	(60)	bps	n/a
Patient days	335,934	319,327	16,607		5.2%
Admissions	81,411	77,626	3,785		4.9%
Adjusted admissions †	155,097	144,133	10,964		7.6%
Emergency room visits	376,539	356,935	19,604		5.5%
Surgeries	81,665	77,922	3,743		4.8%
Outpatient revenue percent	53.1%	51.5%	160	bps	n/a
Inpatient revenue percent	46.9%	48.5%	(160)	bps	n/a

* Includes acquired hospitals to the extent we operated them for comparable periods

** basis points

† Admissions adjusted for outpatient volume

Net revenue during the 2011 Three Month Period was approximately $1,400.2 million as compared to $1,250.4 million during the 2010 Three Month Period. This change represented an increase of $149.8 million, or 12.0%. Our same three month hospitals provided $58.6 million, or 39.1%, of the increase in net revenue as a result of: (i) increased outpatient and surgical volume from, among other things, market service development activities; (ii) an increase in emergency room visits; and (iii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions, which was primarily due to a reduction in admissions of uninsured patients. The remaining 2011 net revenue increase of $91.2 million was due to our acquisitions of Wuesthoff in October 2010 and Tri-Lakes in May 2011.

Net revenue per adjusted admission increased approximately 4.1% during the 2011 Three Month Period as compared to the 2010 Three Month Period. The factors contributing to such change included increased surgical volume and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2011 Three Month Period increased 30 basis points to 12.8% of net revenue as compared to 12.5% of net revenue during the 2010 Three Month Period. This change was primarily due to amounts considered to be patient responsibility (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.).

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2011 Three Month Period and the 2010 Three Month Period, our Uncompensated Patient Care Percentage was 26.0% and 26.4%, respectively. This 40 basis point decrease during the 2011 Three Month Period primarily reflects a reduction in admissions of uninsured patients.

Salaries and benefits as a percent of net revenue decreased from 39.5% during the 2010 Three Month Period to 39.2% during the 2011 Three Month Period. This decrease was primarily due to cost containment measures such as flexible staffing and new hire limitations.

Supplies as a percent of net revenue decreased from 13.7% during the 2010 Three Month Period to 12.9% during the 2011 Three Month Period. This decrease was primarily due to improved pricing and greater discounts from our group purchasing agreement and a change in the mix of our surgeries during the 2011 Three Month Period.

Rent expense as a percent of net revenue increased during the 2011 Three Month Period as compared to the 2010 Three Month Period while depreciation and amortization expense as a percent of net revenue declined. In recent years, we have entered into more operating lease arrangements. As our use of operating leases has increased, depreciation and amortization expense has declined and rent expense has increased. Additionally, certain of our hospital buildings reached the end of their depreciable lives during 2010, which further reduced depreciation and amortization expense in 2011.

Other operating expenses as a percent of net revenue increased from 18.3% during the 2010 Three Month Period to 19.1% during the 2011 Three Month Period. This increase was primarily due to costs associated with (i) the acquisition of substantially all of the assets of seven Tennessee-based hospitals and certain affiliated ancillary health care operations (collectively, the “Mercy Hospitals”) on September 30, 2011 and (ii) certain government investigations. See Notes 6 and 11 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding certain of our recent acquisitions and our ongoing government investigations, respectively. Also contributing to the 2011 increase in other operating expenses were (i) higher state-mandated provider taxes and increased repairs and maintenance costs during the 2011 Three Month Period and (ii) certain services at our hospitals that have been recently outsourced and/or contracted to third parties.

Interest and other income decreased from approximately $3.3 million during the 2010 Three Month Period to $1.8 million during the 2011 Three Month Period. This decrease primarily related to a net realized gain on sales of available-for-sale securities of $0.7 million during the 2011 Three Month Period as compared to realized gains of $1.7 million during the 2010 Three Month Period.

Interest expense decreased from approximately $52.8 million during the 2010 Three Month Period to $50.0 million during the 2011 Three Month Period. Such decrease was primarily due to a lower overall effective interest rate on our $2.75 billion seven-year term loan because less of the outstanding balance thereunder was covered by our interest rate swap contract. We also maintained a lower average outstanding principal balance on such term loan during the 2011 Three Month Period as compared to the 2010 Three Month Period and recorded a greater amount of capitalized interest during the 2011 Three Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Our effective income tax rates were approximately 31.1% and 33.3% during the 2011 Three Month Period and the 2010 Three Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 290 basis points and 270 basis points during the 2011 Three Month Period and the 2010 Three Month Period, respectively. Our 2011 provision for income taxes was favorably impacted by the finalization of certain federal and state income tax returns and the satisfactory conclusion of certain state tax audits and examinations. Our 2010 provision for income taxes was favorably impacted by the finalization of certain federal and state income tax returns and the satisfactory conclusion of an Internal Revenue Service audit of our tax returns for the years ended December 31, 2007 and 2006.

2011 Nine Month Period Compared to the 2010 Nine Month Period

The tables below summarize our operating results for the nine months ended September 30, 2011 and 2010, which we refer to as the 2011 Nine Month Period and the 2010 Nine Month Period, respectively. Hospitals that were owned/leased and operated by us for one year or more as of September 30, 2011 are referred to as same nine month hospitals. For all year-over-year comparative discussions herein, the operating results of our same nine month hospitals are only considered to the extent that there was a similar period of operation in both years.

	Nine Months Ended September 30,
	2011		2010
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue	$4,222,426	100.0%	$3,745,617		100.0%

Operating expenses:
Salaries and benefits	1,665,093	39.4	1,477,820		39.4
Supplies	560,248	13.3	524,880		14.0
Provision for doubtful accounts	521,729	12.4	460,807		12.3
Depreciation and amortization	194,434	4.6	180,615		4.8
Rent expense	110,738	2.6	89,273		2.4
Other operating expenses	762,115	18.0	646,829		17.3

Total operating expenses	3,814,357	90.3	3,380,224		90.2

Income from operations	408,069	9.7	365,393		9.8

Other income (expense):
Gains (losses) on sales of assets, net	(1,096)	-	844		-
Interest and other income, net	2,879	-	7,264		0.2
Interest expense	(152,088)	(3.6)	(158,931)		(4.3)

Income from continuing operations before income taxes	257,764	6.1	214,570		5.7
Provision for income taxes	(89,178)	(2.1)	(75,008)		(2.0)

Income from continuing operations	$168,586	4.0%	$139,562		3.7%

	Nine Months Ended September 30,				Percent
	2011	2010	Change		Change

Same Nine Month Hospitals*
Occupancy	42.8%	44.5%	(170)	bps**	n/a
Patient days	972,382	1,007,788	(35,406)		(3.5)%
Admissions	231,407	241,183	(9,776)		(4.1)%
Adjusted admissions †	431,026	434,441	(3,415)		(0.8)%
Emergency room visits	1,061,732	1,043,010	18,722		1.8%
Surgeries	234,796	233,695	1,101		0.5%
Outpatient revenue percent	51.4%	49.8%	160	bps	n/a
Inpatient revenue percent	48.6%	50.2%	(160)	bps	n/a

Total Hospitals
Occupancy	43.7%	44.5%	(80)	bps	n/a
Patient days	1,059,584	1,007,788	51,796		5.1%
Admissions	250,307	241,183	9,124		3.8%
Adjusted admissions †	466,547	434,441	32,106		7.4%
Emergency room visits	1,145,401	1,043,010	102,391		9.8%
Surgeries	246,992	233,695	13,297		5.7%
Outpatient revenue percent	51.7%	49.8%	190	bps	n/a
Inpatient revenue percent	48.3%	50.2%	(190)	bps	n/a

* Includes acquired hospitals to the extent we operated them for comparable periods

** basis points

† Admissions adjusted for outpatient volume

Net revenue during the 2011 Nine Month Period was approximately $4,222.4 million as compared to $3,745.6 million during the 2010 Nine Month Period. This change represented an increase of $476.8 million, or 12.7%. Our same nine month hospitals provided $171.2 million, or 35.9%, of the increase in net revenue as a result of: (i) increased outpatient and surgical volume from, among other things, market service development activities; (ii) an increase in emergency room visits; and (iii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions, which was primarily due to a reduction in admissions of uninsured patients and certain weather-related disruptions. The remaining 2011 net revenue increase of $305.6 million was due to our acquisitions of: (i) a 60% equity interest in each of three Florida-based general acute care hospitals with a total of 139 licensed beds and certain related health care operations (collectively, “Shands”) in July 2010; (ii) Wuesthoff in October 2010; and (iii) Tri-Lakes in May 2011.

Net revenue per adjusted admission increased approximately 5.0% during the 2011 Nine Month Period as compared to the 2010 Nine Month Period. The factors contributing to such change included higher patient acuity, increased surgical volume and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2011 Nine Month Period increased 10 basis points to 12.4% of net revenue as compared to 12.3% of net revenue during the 2010 Nine Month Period. This change was primarily due to amounts considered to be patient responsibility (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.). During the 2011 Nine Month Period and the 2010 Nine Month Period, our Uncompensated Patient Care Percentage, which is described above under the heading “2011 Three Month Period Compared to the 2010 Three Month Period,” was 25.6% and 25.2%, respectively. This 40 basis point increase during the 2011 Nine Month Period primarily reflects greater uninsured self-pay patient revenue discounts, partially offset by a decline in self-pay patients in the mix of patients that we serve (approximately 6.8% and 7.1% of total hospital admissions during the 2011 Nine Month Period and the 2010 Nine Month Period, respectively).

Salaries and benefits as a percent of net revenue were 39.4% during both the 2011 Nine Month Period and the 2010 Nine Month Period. During the 2011 Nine Month Period, increased costs for routine salary and wage increases and disproportionately higher salaries and benefits at our recent acquisitions were offset by cost containment measures such as flexible staffing and new hire limitations.

Supplies as a percent of net revenue decreased from 14.0% during the 2010 Nine Month Period to 13.3% during the 2011 Nine Month Period. This decrease was primarily due to improved pricing and greater discounts from our group purchasing agreement and a change in the mix of our surgeries during the 2011 Nine Month Period.

Rent expense as a percent of net revenue increased during the 2011 Nine Month Period as compared to the 2010 Nine Month Period while depreciation and amortization expense as a percent of net revenue declined. See above under the heading “2011 Three Month Period Compared to the 2010 Three Month Period” for the factors contributing to these changes.

Other operating expenses as a percent of net revenue increased from 17.3% during the 2010 Nine Month Period to 18.0% during the 2011 Nine Month Period. This increase was primarily due to the costs associated with (i) the acquisition of the Mercy Hospitals and (ii) certain government investigations. See Notes 6 and 11 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding certain of our recent acquisitions and our ongoing government investigations, respectively. Also contributing to the 2011 increase in other operating expenses were: (i) higher state-mandated provider taxes and increased repairs and maintenance costs during the 2011 Nine Month Period; (ii) certain services at our hospitals that have been recently outsourced and/or contracted to third parties; and (iii) disproportionately higher costs at our recent acquisitions.

Interest and other income decreased from approximately $7.3 million during the 2010 Nine Month Period to $2.9 million during the 2011 Nine Month Period. This decrease primarily related to a net realized gain on sales of available-for-sale securities of $0.7 million during the 2011 Nine Month Period as compared to realized gains of $4.5 million during the 2010 Nine Month Period.

Interest expense decreased from approximately $158.9 million during the 2010 Nine Month Period to $152.1 million during the 2011 Nine Month Period. Such decrease was primarily due to a lower overall effective interest rate on our $2.75 billion seven-year term loan because less of the outstanding balance thereunder was covered by our interest rate swap contract. We also maintained a lower average outstanding principal balance on such term loan during the 2011 Nine Month Period as compared to the 2010 Nine Month Period and recorded a greater amount of capitalized interest during the 2011 Nine Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Our effective income tax rates were approximately 34.6% and 35.0% during the 2011 Nine Month Period and the 2010 Nine Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 280 basis points and 300 basis points during the 2011 Nine Month Period and the 2010 Nine Month Period, respectively. Our 2011 and 2010 effective income tax rates were also impacted by the same items described above under the heading “2011 Three Month Period Compared to the 2010 Three Month Period.”

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. At September 30, 2011, we also had approximately $450.8 million of borrowing capacity under our $500.0 million long-term revolving credit facility that can be used for, among other things, general business purposes and acquisitions. Moreover, we had $139.3 million of borrowing capacity under a new long-term revolving credit facility at such date that can be used for the working capital and general corporate needs of Knoxville HMA Holdings, LLC, one of our wholly owned subsidiaries. See Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs. Below is a summary of our recent cash flow activity (in thousands).

	Nine Months Ended September 30,
	2011	2010
Sources (uses) of cash and cash equivalents:
Operating activities	$446,951	$355,126
Investing activities	(778,019)	(182,823)
Financing activities	321,186	(36,210)
Discontinued operations	(3,579)	3,643

Net increase (decrease) in cash and cash equivalents	$(13,461)	$139,736

Operating Activities

Our cash flows from continuing operating activities increased approximately $91.8 million, or 25.9%, during the 2011 Nine Month Period as compared to the 2010 Nine Month Period. This increase primarily related to improved profitability (i.e., an increase of $42.7 million in income from operations during the 2011 Nine Month Period compared to the 2010 Nine Month Period). Additionally, both our interest payments and our net federal and state income tax payments were lower during the 2011 Nine Month Period when compared to the 2010 Nine Month Period.

Prospectively, we believe that our cash flows from continuing operating activities will be adversely impacted through the middle of 2012 by delayed cash collections on accounts receivable at the Mercy Hospitals, which we acquired on September 30, 2011; however, our new long-term revolving credit facility, which is described under “Capital Resources” below, will provide post-acquisition working capital to our affected subsidiaries while we await approvals to bill and collect under the Medicare and Medicaid provider numbers that we assumed. We also believe that the professional and other costs of our ongoing government investigations, while difficult to predict, will continue and will vary throughout the duration of such investigations. Those costs will be paid with our cash flows from continuing operating activities. See Note 11 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding such government investigations.

Investing Activities

Cash used in investing activities during the 2011 Nine Month Period included: (i) approximately $202.8 million of additions to property, plant and equipment, consisting primarily of new medical equipment (including $20.7 million to purchase da Vinci® robotic surgical systems), information technology hardware and software upgrades, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a hospital that opened in May 2011 to replace Madison County Medical Center in Canton, Mississippi); (ii) $523.3 million to acquire the Mercy Hospitals (such amount excludes $11.3 million of the purchase price that was allocated to discontinued operations); (iii) $38.8 million to acquire a 95% equity interest in a Mississippi-based hospital (Tri-Lakes); (iv) $11.3 million to acquire six ancillary health care businesses; and (v) a $28.3 million increase in our restricted funds. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding certain of our recent acquisitions. Partially offsetting the abovementioned cash outlays were (i) $4.9 million of proceeds from the sales of the remaining real property at Gulf Coast Medical Center, our closed hospital facility in Biloxi, Mississippi, and certain assets at Fishermen’s Hospital in Marathon, Florida and (ii) $1.8 million of proceeds from sales of assets and insurance recoveries. Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $19.9 million from buying and selling such securities during the 2011 Nine Month Period.

Cash used in investing activities during the 2010 Nine Month Period included: (i) approximately $146.6 million of additions to property, plant and equipment, consisting primarily of new medical equipment, information technology hardware and software upgrades, renovation and expansion projects at certain of our facilities and construction of a hospital to replace Madison County Medical Center; (ii) $21.5 million to acquire a 60% equity interest in each of three Florida-based hospitals (Shands); (iii) $16.4 million to acquire four ancillary health care businesses; and (iv) a $7.9 million increase in our restricted funds. Partially offsetting these cash outlays was $2.3 million of proceeds from sales of assets and insurance recoveries. Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $7.3 million from buying and selling such securities during the 2010 Nine Month Period.

Financing Activities

During the 2011 Nine Month Period, we received $370.7 million of cash proceeds from a syndicate of banks to: (i) finance the acquisition of the Mercy Hospitals; (ii) pay certain closing costs of a new credit agreement, which is described under “Capital Resources” below; and (iii) provide start-up working capital to certain of our subsidiaries that are affliated with the Mercy Hospitals. During the 2011 Nine Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $34.0 million. We also paid $10.6 million for debt issuance costs related to our new credit agreement and $21.8 million to noncontrolling shareholders primarily for recurring distributions. Partially offsetting these cash outlays were (i) $14.1 million of cash proceeds from exercises of stock options and (ii) $2.9 million of excess income tax benefits from our stock-based compensation arrangements. See Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt and capital lease arrangements.

During the 2010 Nine Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $30.4 million. We also paid $15.0 million to noncontrolling shareholders primarily for recurring distributions. Partially offsetting these cash outlays were (i) $5.5 million of cash proceeds from exercises of stock options and (ii) $2.5 million that we received from noncontrolling shareholders to acquire minority equity interests in certain of our joint ventures.

Days Sales Outstanding

To calculate days sales outstanding, or DSO, we initially divide quarterly net revenue by the number of days in the quarter. The result is divided into the net accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 52 days at September 30, 2011, which compares to 49 days at both December 31, 2010 and September 30, 2010.

During the 2011 Three Month Period, we were finalizing the necessary approvals for our Medicare and Medicaid provider numbers for the Tri-Lakes hospital and its related health care operations, which we acquired on May 1, 2011. While the necessary approvals were pending, we were unable to bill for the services that we provided at the Tri-Lakes facilities, which caused our accounts receivable to grow and correspondingly increased our DSO by approximately one day at September 30, 2011. As we obtained the necessary approvals to bill for our services, we started receiving cash collections on the related accounts receivable during October 2011. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our acquisition of Tri-Lakes. Additionally, our DSO at September 30, 2011 was adversely impacted by certain ongoing systems conversions that affect our accounts receivable software applications.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that reversals of existing taxable temporary differences, future taxable income and carrybacks will allow us to realize the deferred tax assets that are recognized in our consolidated balance sheets.

Capital Resources

Senior Secured Credit Facilities. Our variable rate senior secured credit facilities (the “Credit Facilities”), which we entered into on February 16, 2007, consist of a seven-year $2.75 billion term loan (the “Term Loan”) and a $500.0 million six-year revolving credit facility (the “Revolving Credit Agreement”). The Term Loan requires (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the end of the agreement. We are also required to repay principal under the Term Loan in an amount that can be as much as 50% of our annual Excess Cash Flow, as such term is defined in the Credit Facilities; however, no such payment was required for the year ended December 31, 2010. Our mandatory principal payments under the Credit Facilities for the twelve months ending September 30, 2012 are approximately $25.8 million. Throughout the Revolving Credit Agreement’s six-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. Additionally, the Revolving Credit Agreement has a $75.0 million standby letter of credit limit. During the 2011 Nine Month Period, we did not borrow under the Revolving Credit Agreement. Amounts outstanding under the Credit Facilities may be repaid at our option at any time, in whole or in part, without penalty.

We can elect whether interest on the Credit Facilities, which is payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate includes a spread above our selected base rate and is subject to modification in certain circumstances. Additionally, we may elect differing base interest rates for the Term Loan and the Revolving Credit Agreement. During 2007, as required by the Credit Facilities, we entered into a receive variable/pay fixed interest rate swap contract that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for the seven-year term of the Term Loan. Notwithstanding this contractual arrangement, we remain ultimately responsible for all amounts due and payable under the Term Loan. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not currently anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the estimated fair value of our interest rate swap contract. At September 30, 2011, approximately $346.6 million of the Term Loan’s outstanding balance was not covered by the interest rate swap contract and, accordingly, such amount was subject to the Credit Facilities’ variable interest rate provisions (i.e., an effective interest rate of approximately 2.1% on both September 30, 2011 and October 21, 2011).

Although there were no amounts outstanding under the Revolving Credit Agreement on October 21, 2011, standby letters of credit in favor of third parties of approximately $49.3 million reduced the amount available for borrowing thereunder to $450.7 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.1% on October 21, 2011.

We intend to fund the Term Loan’s quarterly principal and interest payments and mandatory Excess Cash Flow payments, if any, with available cash balances, cash provided by operating activities and/or borrowings under the Revolving Credit Agreement.

Demand Promissory Note. We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow and repay, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest will be immediately due and payable upon the bank’s written demand. We did not borrow under this credit facility during the 2011 Nine Month Period. The demand promissory note’s effective interest rate on October 21, 2011 was approximately 2.4%; however, there were no amounts outstanding thereunder on such date.

Variable Rate Secured Term and Revolving Loans. As more fully discussed at Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1, one of our wholly owned subsidiaries, Knoxville HMA Holdings, LLC (“HMA Knoxville”), entered into a variable rate secured credit agreement with a syndicate of banks on September 30, 2011. The credit agreement, which consists of a $360.0 million term loan and a $150.0 million revolving credit facility, will terminate on September 30, 2014 or such earlier date that we refinance or extend the term of the Credit Facilities. We entered into the new credit agreement to facilitate HMA Knoxville’s acquisition of substantially all of the assets of the Mercy Hospitals on September 30, 2011. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding this acquisition.

The full amount of the term loan was borrowed by HMA Knoxville on September 30, 2011 and that amount was included as part of the total cash consideration paid to complete the abovementioned acquisition. The term loan requires HMA Knoxville to make principal payments of $4.5 million at the end of each calendar quarter, with the first such payment due on December 31, 2011. Additionally, beginning with the year ending December 31, 2012, HMA Knoxville must make annual principal payments on the term loan in an amount equal to 50% of its Consolidated Excess Cash Flow, as such term is defined in the credit agreement. A balloon payment for the then outstanding term loan amount is due on September 30, 2014 or such earlier date that the credit agreement is terminated.

Borrowings under the new revolving credit facility may only be used by HMA Knoxville for its working capital and general corporate purposes. The revolving credit facility allows HMA Knoxville to borrow and repay, on a revolving basis, up to an aggregate of $150.0 million, subject to a $5.0 million standby letter of credit limit. Availability under the revolving credit facility will be reduced to $50.0 million on September 30, 2012. Amounts outstanding under the revolving credit facility may be repaid at any time, in whole or in part, without penalty. All amounts then outstanding on the date that the credit agreement is terminated will be due and payable at such time. HMA Knoxville borrowed $10.7 million under the revolving credit facility on September 30, 2011. Such amount was used to pay closing costs associated with the new credit agreement and provide start-up working capital to HMA Knoxville and its subsidiaries. Through October 21, 2011, HMA Knoxville borrowed an additional $13.5 million to provide supplemental post-acquisition working capital to its subsidiaries and established approximately $1.9 million of standby letters of credit in favor of third parties.

HMA Knoxville can elect whether interest on the credit agreement, which is payable quarterly in arrears, is calculated using LIBOR or prime as its base rate. The effective interest rate, which will fluctuate with changes in the underlying base rates, includes a spread above the base rate that is subject to modification in certain circumstances. HMA Knoxville can also elect differing interest rates for the term loan and the revolving credit facility. The effective interest rate on both the term loan and the revolving credit facility was approximately 4.2% on October 21, 2011. Throughout the term of the credit agreement, HMA Knoxville is obligated to pay a commitment fee based on the unused availability under the revolving credit facility.

We intend to fund quarterly principal and interest payments under the new credit agreement with HMA Knoxville’s available cash balances, cash provided by HMA Knoxville’s operating activities and, if necessary, borrowings under the revolving credit facility of the credit agreement.

Debt Covenants

The Credit Facilities and the indentures governing our convertible debt securities and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At September 30, 2011, we were in compliance with all of the covenants contained in those debt agreements. The table below summarizes certain key financial covenants under the Credit Facilities and our corresponding actual performance as of and for the period ended September 30, 2011. We believe that these financial covenants and the related ratios are important because they provide us with information about our ability to: (i) service our existing debt obligations; (ii) incur new debt or borrow under the Revolving Credit Agreement; and (iii) maintain good relationships with our lenders. The methodologies used to determine these ratios can be found at Exhibit 99.1 to our Current Report on Form 8-K/A that was filed on July 8, 2009.

	00000000000000	00000000000000
	Requirement	Actual

Minimum required consolidated interest coverage ratio	2.90 to 1.00	3.73 to 1.00

Maximum permitted consolidated leverage ratio	4.50 to 1.00	3.87 to 1.00

Although there can be no assurances, we believe that we will continue to be in compliance with all of our debt covenants, including those contained in the new HMA Knoxville credit agreement. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could, among other things, subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

Dividends

As part of a recapitalization of our balance sheet, our Board of Directors declared a special cash dividend that was paid in March 2007. In light of the special cash dividend, we indefinitely suspended all future dividend payments. Additionally, the Credit Facilities restrict our ability to pay cash dividends.

Standby Letters of Credit

As of October 21, 2011, we maintained approximately $51.2 million of standby letters of credit in favor of third parties with various expiration dates through October 15, 2012. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities and, if necessary, borrowings under the Revolving Credit Agreement and/or the new HMA Knoxville revolving credit facility.

Capital Expenditures and Other

We believe that capital expenditures for property, plant and equipment will range from 4.5% to 5.5% of our net revenue for the year ending December 31, 2011, which is within the capital expenditure limitations of the Credit Facilities. As of September 30, 2011, we had started (i) several hospital renovation and expansion projects and (ii) various information technology hardware and software upgrades. Additionally, we estimate that the remaining cost to build and equip a replacement hospital for Walton Regional Medical Center in Monroe, Georgia will range from $25 million to $30 million. We are currently obligated to complete construction of this replacement hospital no later than December 31, 2012. We do not believe that any of our construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

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

Divestitures of Idle Property and Other

We intend to sell (i) the Woman’s Center at Dallas Regional Medical Center, which was a specialty women’s hospital in Mesquite, Texas that we closed on June 1, 2008, and (ii) the former Riverside hospital campus that we acquired from Mercy Health Partners, Inc. on September 30, 2011. We are also exploring various alternatives for St. Mary’s Medical Center of Scott County wherein the hospital’s lease agreement will expire in May 2012 and will not be renewed. However, the timing of such divestitures has not yet been determined. We intend to use the proceeds from any transactions involving the abovementioned facilities for general business purposes. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 for information about the three facilities that we intend to divest.

Contractual Obligations and Off-Balance Sheet Arrangements

During the 2011 Nine Month Period, there were no material changes to the contractual obligation and off-balance sheet information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010, except for borrowings by HMA Knoxville under a new credit agreement with a syndicate of banks that is discussed at Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1.

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

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by our forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. Furthermore, we operate in a continually changing business and regulatory environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or results of operations or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the 2011 Nine Month Period, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2010, except for borrowings by HMA Knoxville under a new credit agreement with a syndicate of banks that is discussed at Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1.

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

Ascension Health Lawsuit.    On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Item 1) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U.S. District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied. On June 15, 2011, the case was stayed pending resolution of the appellate process. On July 8, 2011, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit (Case Number: 11-13069).

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe Health Management breached a confidentiality agreement. Accordingly, we will continue to vigorously defend Health Management against the allegations, including the pending appeal.

Medicare Billing Lawsuit.    On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with the portion of the Social Security Act commonly known as the “Stark law” and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the False Claims Act. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On September 27, 2010, the defendants moved to dismiss the first amended complaint for failure to state a claim with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and failure to state a claim upon which relief can be granted pursuant to Rule 12(b)(6) of those federal rules. On November 11, 2010, the plaintiff filed a memorandum of law in opposition to the defendants’ motion to dismiss. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint on the same bases set forth in their earlier motion to dismiss. On June 21, 2011, the United States filed a Statement of Interest to address certain propositions of law raised in the defendants’ motion to dismiss the second amended complaint but took no position as to whether the plaintiff’s complaint should be dismissed. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter.

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

During September 2010, Health Management received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain Health Management hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by Health Management’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. We have, and will continue to, fully cooperate with the DOJ in its ongoing investigation, which could potentially give rise to claims against Health Management and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, we recently commenced an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against Health Management or its hospitals; however, this matter is in its early stages and we are unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

Health Management and certain of its subsidiaries received subpoenas from the U.S. Department of Health and Human Services, Office of Inspector General on May 16, 2011 and July 21, 2011. Among other things, (i) the May subpoena requested information regarding our physician referrals as well as ownership and management at our whole-hospital physician joint ventures and (ii) the July subpoena requested information regarding emergency room management, including the use of Pro-Med software. It is possible that the subpoenas, which apply system-wide, may relate to investigations of alleged violations of the Anti-Kickback Statute and the False Claims Act. We believe that the subpoenas may have been served under the qui tam provisions of the False Claims Act. In addition to these subpoenas, certain of our hospitals have received requests for information from state and federal agencies. We are cooperating with the ongoing investigations by collecting and producing the requested materials. Because these investigations are generally in their early stages, we are unable to evaluate the outcome of such matters or determine the potential impact, if any, that could result from the final resolution of each of the investigations.

Other.    We are also a party to various other legal actions arising out of the normal course of our business. Due to the inherent uncertainties of litigation and dispute resolution, we are unable to estimate the ultimate losses, if any, relating to each of our outstanding legal actions and other loss contingencies.

Item 1A.  Risk Factors.

If unfavorable Medicare or Medicaid reimbursement changes result from the Budget Control Act of 2011, our business and results of operations could be harmed.

The Budget Control Act of 2011 (the “BCA”) was enacted on August 2, 2011. Among other things, the BCA (i) increased the federal debt ceiling by approximately $900 billion and (ii) immediately cut and capped federal discretionary spending, excluding the Medicare and Medicaid programs, thereby saving an estimated $917 billion over the next ten years. The BCA also established the Joint Select Committee on Deficit Reduction (the “Deficit Reduction Committee”), a twelve-member bipartisan joint committee of Congress. The primary goal of the Deficit Reduction Committee is to propose legislation by November 23, 2011 that will further reduce the federal deficit by $1.5 trillion over the next ten years. These deficit reduction measures, which could include reductions in Medicare and Medicaid payments to health care providers, will be in addition to those already contained in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, commonly known collectively as the Health Care Reform Act. If the legislation proposed by the Deficit Reduction Committee is not approved by Congress by December 23, 2011 and enacted into law by January 15, 2012 or if the Congressionally approved legislation does not achieve a federal deficit reduction in an amount of at least $1.2 trillion, then spending cuts aggregating $1.2 trillion over the next ten years (less any amount that resulted from earlier Congressional action) will automatically begin in January 2013. Such reductions and spending cuts are required to be split equally between defense and non-defense programs. Payments to Medicare providers would be included in the automatic spending cuts; however, the BCA provides that Medicare payments may be reduced by no more than 2% and certain other programs, including Medicaid, would be exempt from the automatic spending cuts. At this time, we are unable to determine how the recommendations by the Deficit Reduction Committee and/or automatic Congressional spending cuts, if any, would affect Medicare and Medicaid reimbursement in the future; however, significant reimbursement reductions or other program modifications that result from the BCA could harm our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes the number of shares of our common stock that were withheld to satisfy tax withholding obligations for stock-based compensation awards that vested during the three months ended September 30, 2011.

Month Ended	Total Number of Shares Purchased	Average Price Per Share

July 31, 2011	7,290	$10.96
August 31, 2011	-	-
September 30, 2011	-	-

Total	7,290

Item 6.	Exhibits.

See Index to Exhibits on page 35 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: October 25, 2011	By:	/s/ Gary S. Bryant
Gary S. Bryant
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

†	10.1

Credit Agreement, dated as of September 30, 2011, (the “Credit Agreement”) among Knoxville HMA Holdings, LLC (“HMA Knoxville”) and certain subsidiaries of HMA Knoxville, SunTrust Bank, as Administrative Agent, Lender, Swingline Lender and Issuing Bank, and Deutsche Bank Trust Company Americas, The Royal Bank of Scotland PLC, Wells Fargo Bank, N.A., Bank of America, N.A. and Barclays Bank PLC, as Lenders (includes the form of the notes evidencing the term loan facility and the revolving credit facility).

	10.2	Security Agreement, dated as of September 30, 2011, by HMA Knoxville and certain subsidiaries of HMA Knoxville in favor of SunTrust Bank, as Administrative Agent under the Credit Agreement.

*	10.3

Certain executive officer compensation information, previously filed and included in Item 5 of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, is incorporated herein by reference.

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