Form 10-K
period 2011-12-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2012-02-27
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number: 001-11141

HEALTH MANAGEMENT ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-0963645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5811 Pelican Bay Boulevard, Suite 500	34108-2710
Naples, Florida	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (239) 598-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $2.63 billion, as determined by reference to the listed price of the registrant’s Class A common stock as of the close of business on such day. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 17, 2012, there were 254,435,258 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding.

Portions of the registrant’s definitive proxy statement, to be issued in connection with the Annual Meeting of Stockholders of the registrant to be held on May 22, 2012, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report.

ANNUAL REPORT ON FORM 10-K

HEALTH MANAGEMENT ASSOCIATES, INC.

Year Ended December 31, 2011

i

PART I

Item 1.   Business.

Overview

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operates general acute care hospitals and other health care facilities in non-urban communities. As of December 31, 2011, we operated 66 hospitals with a total of 10,330 licensed beds in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of Part II for information about our pending acquisition and divestiture activities.

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

Our Class A common stock is listed on the New York Stock Exchange under the symbol “HMA.” We were incorporated in Delaware in 1979 but began operations through a subsidiary that was formed in 1977. We became a public company in 1991. We have been named to the list of Fortune Magazine’s World’s Most Admired Companies for four of the past six years, appearing as the top hospital company in the “Health Care: Medical Facilities” category for two of those years.

Recent Acquisitions and Divestitures

Part of our strategic business plan calls for us to acquire underperforming non-urban general acute care hospitals that are available at a reasonable price, align with our business model and otherwise meet our strict acquisition criteria. We proactively identify acquisition targets and respond to requests for proposals from entities that are seeking to sell or lease hospital facilities. In addition to continually evaluating various hospital and other ancillary health care business acquisition candidates, we are also (i) improving, developing and enhancing the operations of our existing health care facilities and (ii) identifying opportunities to augment our position in the markets where we already have health care operations. We believe that the strength of our balance sheet and cash flow, as well as our available borrowing capacity, provide us the resources needed to pursue acquisition opportunities at this time; however, there can be no assurances that we will close any hospital or other acquisition transactions in 2012 and beyond.

We regularly review and evaluate our portfolio of hospitals and, if an individual hospital no longer meets our short and long-term performance criteria, we consider strategic alternatives, including, in some cases, divestiture. Where appropriate, and consistent with our performance criteria and other strategic objectives, we also explore collaborative relationships with physicians and other health care entities. At any given time, we are actively involved in negotiations concerning possible acquisitions, divestitures and joint ventures. Certain of our recently completed transactions are set forth below.

Acquisitions

Completed

•

On September 30, 2011, one of our subsidiaries acquired from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc. (“Mercy”) substantially all of the assets of Mercy’s seven general acute care hospitals in east Tennessee (collectively licensed to operate 833 beds). Our subsidiary also acquired (i) substantially all of Mercy’s ancillary health care operations that are affiliated with the acquired hospitals (collectively, those ancillary facilities are licensed to operate 74 beds) and (ii) Mercy’s former Riverside hospital campus (which is licensed to operate 293 beds). Our east Tennessee hospital and health care network is now collectively referred to as Tennova Healthcare. The total purchase price for this acquisition was approximately $532.4 million.

•

Effective May 1, 2011, one of our subsidiaries acquired a 95% equity interest in a company that owns and operates Tri-Lakes Medical Center, a 112-bed general acute care hospital in Batesville, Mississippi, and certain related health care operations. The total purchase price for our 95% equity interest was approximately $38.8 million.

•

Effective October 1, 2010, certain of our subsidiaries acquired from Wuesthoff Health Systems, Inc. the following general acute care hospitals and certain related health care operations: (i) 298-bed Wuesthoff Medical Center in Rockledge, Florida; and (ii) 115-bed Wuesthoff Medical Center in Melbourne, Florida. The total purchase price for this acquisition was approximately $152.0 million.

•

Effective July 1, 2010, certain of our subsidiaries acquired from Shands HealthCare a 60% equity interest in each of the following general acute care hospitals and certain related health care operations: (i) 99-bed Shands Lake Shore hospital in Lake City, Florida; (ii) 15-bed Shands Live Oak hospital in Live Oak, Florida; and (iii) 25-bed Shands Starke hospital in Starke, Florida. Shands HealthCare or one of its affiliates continues to hold a 40% equity interest in each of these hospitals. The total purchase price for our 60% interests in these three hospitals was approximately $21.5 million.

See Note 4 to the Consolidated Financial Statements in Item 8 of Part II for further discussion of our recently completed acquisitions.

Pending

•

On February 3, 2012, one of our subsidiaries signed a definitive agreement with a subsidiary of INTEGRIS Health, Inc. (“INTEGRIS”) to acquire an 80% equity interest in each of five Oklahoma-based general acute care hospitals (collectively licensed to operate 226 beds) and certain related health care operations. A subsidiary of INTEGRIS will retain a 20% equity interest in such entities. The total purchase price for our 80% equity interests will be $60.0 million. This pending acquisition, which we expect to close during the quarter ending June 30, 2012, is discussed at Note 15 to the Consolidated Financial Statements in Item 8 of Part II.

Divestitures

•

During May 2011, one of our subsidiaries entered into a lease termination agreement for Fishermen’s Hospital, a 25-bed hospital in Marathon, Florida, that became effective on July 1, 2011. As part of the agreement, the hospital’s remaining equipment, as well as certain working capital items, were sold to our former lessor for approximately $1.5 million.

•

Effective December 31, 2010, certain of our subsidiaries completed the sale of Riley Hospital, a 140-bed general acute care hospital in Meridian, Mississippi, and its related health care operations. The selling price was $24.0 million, plus a working capital adjustment, and yielded a loss of approximately $12.4 million.

Our “Discontinued Operations,” which include the aforementioned divestitures, are identified at Note 10 to the Consolidated Financial Statements in Item 8 of Part II.

Certain Other Important Developments During 2011

Debt Refinancing

On November 18, 2011, we completed a restructuring of our long-term debt. See Note 2 to the Consolidated Financial Statements in Item 8 of Part II for details of such restructuring and our outstanding long-term debt at December 31, 2011.

Meaningful Use Incentive Program Certification

During July 2011, our Pulse System® was deemed compliant and was certified by the Certification Commission for Health Information Technology (CCHIT®), in accordance with the applicable hospital certification criteria adopted by the Secretary of the U.S. Department of Health and Human Services. Our 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act of 2009. As a result of our certification and successful compliance with other related criteria, we received approximately $38.3 million of CCHIT® funds during 2011 from Medicare and Medicaid. Moreover, we expect to receive approximately $90 million to $120 million of additional reimbursement during the year ending December 31, 2012.

Market

Our markets are generally non-urban communities with populations of 30,000 to 400,000 people located primarily in the southeastern United States. Typically, the hospitals we operate are, or we believe can become, the sole or preferred provider of health care services in their respective markets.

Our target markets generally have the following characteristics:

•	A history of being medically underserved. We believe that we can enhance and increase the level and quality of health care services in many underserved markets.

•	Favorable demographics, including a growing elderly population. We believe that this growing population uses a higher volume and more acute level of health care services.

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

Deliver High Quality Health Care Services and Improve Patient and Physician Satisfaction

All but two of our hospitals (and substantially all of our laboratories and home health agencies) are accredited by The Joint Commission, an independent not-for-profit organization that accredits and certifies more than 15,000 health care organizations and programs based on certain performance standards. We seek to continually improve the quality of the health care services we deliver and the satisfaction of our patients and physicians. To help us in this regard, we use a physician and patient satisfaction survey process to gauge their satisfaction with the level and quality of our services. Surveyed physicians and patients are asked to complete a confidential survey that seeks their perception of, among other things, a hospital’s medical treatment, nursing care, attention to physician and patient concerns, communication, admission process, cleanliness and quality of dietary services. The survey results are compared and benchmarked against results from other hospitals across the country. We believe that these surveys provide us with additional data to help improve our hospitals’ quality and satisfaction as they compare to our peers and competitors. Each hospital’s management team receives the detailed results of the surveys and comparative data regarding their ranking against benchmark statistics. To stress the importance of the survey results, part of our hospital management teams’ incentive compensation is based on the levels of quality and satisfaction indicated in those surveys.

As evidence of our commitment to quality, Lake Norman Regional Medical Center, our 123-bed hospital in Mooresville, North Carolina, achieved Magnet Status designation for excellence in nursing services by the American Nurses Credentialing Center’s Magnet Recognition Program. The Magnet Recognition Program recognizes health care organizations that demonstrate excellence in nursing practice and adherence to national standards for the organization and delivery of nursing services. Additionally, Venice Regional Medical Center, our 312-bed hospital in Venice, Florida, has been ranked among the nation’s Top 100 Acute Care Hospitals and Top 50 Cardiovascular Hospitals according to independent studies by Thomson Reuters. The general acute care hospital study evaluated 3,000 short-term, acute care, non-federal hospitals in nine areas: mortality, medical complications, patient safety, average length of stay, expenses, profitability, cash-to-debt ratio, patient satisfaction and adherence to clinical standards of care. The cardiovascular hospital study examined the performance of 1,022 hospitals by analyzing outcomes for patients with heart failure and heart attacks and those who had coronary bypass surgery and percutaneous coronary interventions such as angioplasties. Venice Regional Medical Center is a five-year recipient of this award. In 2010, Thomson Reuters made the list more exclusive by narrowing it from the top 100 cardiovascular hospitals to the top 50. Seven Rivers Regional Medical Center, our 128-bed hospital in Crystal River, Florida, was identified in 2010 as a recipient of the Patient Safety Excellence Award™ by HealthGrades, Inc. (“HealthGrades”), indicating that its patient safety ratings are in the top 5% of U.S. hospitals. HealthGrades is a leading health care ratings organization, providing ratings and profiles of hospitals, nursing homes and physicians. Seven Rivers Regional Medical Center is one of only 238 hospitals in the country to receive this designation and one of only 15 in Florida. Physicians Regional Health System, our two-hospital system in Naples, Florida, was also recognized by HealthGrades for 2010. Physicians Regional Health System’s spine surgery program is among the top 5% in the nation and top ranked in Florida according to HealthGrades. The HealthGrades’ study annually assesses patient outcomes - mortality and complication rates - at virtually all of the nearly 5,000 non-federal hospitals in the country.

During 2011, 35 of our hospitals were named as Top Performers on Key Quality Measures according to a report released by The Joint Commission. From a universe of approximately 2,900 Joint Commission-accredited general acute care and critical access hospitals that report core measure performance data, only 405 hospitals nationwide, or approximately 14% of the evaluated hospitals, earned recognition as top performers. In contrast, our 35 hospitals recognized as top performers represented nearly 60% of the 59 hospitals that we operated at the time of the study. To be recognized as a top performer on key quality measures, an organization must meet two 95% performance thresholds. First, it must achieve a composite performance score of 95% or higher after the results of all the accountability measures reported to The Joint Commission are factored into a single score, including measures that had less than 30 eligible cases or patients. Second, it must meet or exceed a 95% performance target score for every single accountability measure for which it reports data, excluding any measures with less than 30 eligible cases or patients.

Listed below are some of the actions that we have undertaken in our ongoing effort to further improve the quality of our health care services.

•

We continue to enhance our medication error prevention program. An important component of the program is a handheld bedside medication administration system, which is continuing to evolve, designed to help eliminate medication errors by using a clinician-designed bar code scanning device to verify medication orders at the point of care.

•

We continue to implement a program to enhance and upgrade our emergency room clinical systems to more effectively manage patient flow and outcomes. Thus far, the enhancements have included hardware and software upgrades, as well as the development of uniform clinical guidelines to be implemented company-wide to ensure consistent patient treatment and accurate benchmarking of outcomes. Additionally, our program calls for comprehensive training of all clinical personnel and physicians responsible for emergency room patient care. Our emergency room initiatives are expected to continue for the next couple of years.

•

During 2011, we initiated an electronic document management solution with McKesson Corporation’s Horizon Patient Folder™ hospital document management product. Horizon Patient Folder™ is designed to provide our physicians, health information management personnel and other hospital staff the ability, anytime or anywhere, to review, analyze, code and complete electronic charts within our electronic medical records system. We believe that the adoption of this software will improve patient care, enhance staffing and further ensure regulatory compliance.

•

We sought to improve our computer-based physician access portal system in 2011. These improvements are designed to allow physicians to access hospital inpatient information using a mobile device such as a smartphone or tablet. To that end, we are working with PatientKeeper, Inc. to design a mobile platform for our physicians so that they can monitor updated patient clinical data from anywhere and at any time. The system, known as PatientKeeper Mobile Clinical Results, will improve care for our patients by allowing physicians to make more timely and accurate decisions regarding a patient’s care plan.

Improve the Operations of our Hospitals

We seek to increase revenue at our hospitals by providing quality health care, which we believe will ultimately increase admissions, surgical volume, emergency room visits and outpatient business. Our hospitals are administered and directed on a local level by a chief executive officer. A key element of our strategy is establishing and maintaining cooperative relationships with our physicians. We maintain a physician recruitment and development program designed to attract and retain qualified specialists and primary care physicians, in conjunction with our existing physicians and community needs, to broaden the services offered by our hospitals. To this end, we developed a unique program designed to: (i) create attractive practice opportunities for qualified physicians in the communities that are served by our hospitals in order to build outstanding medical staffs; (ii) improve the satisfaction and retention of physicians in our markets; and (iii) create practice models that are sustainable in a competitive health care environment.

Our hospitals seek to increase their patient volume through local marketing programs. Our overall marketing strategy and the individual programs for each of our hospitals are consolidated under central and divisional leadership. One of the benefits of this approach is a streamlined cost-effective process that utilizes a limited number of marketing firms. Using our consolidated marketing programs, we can devise uniform and consistent themes that only require the change of logo and hospital colors to implement company-wide. Additionally, changes to our marketing strategies can be quickly deployed to all of our hospitals and other health care facilities.

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

In our markets, we employ physicians who provide health care services outside of the hospital setting. Our hospitals also assume active roles managing local physician relationships in their markets. As a result of various employed physician initiatives, such as converting physicians to production-based employment arrangements, we have experienced favorable changes in physician referral patterns. We believe that additional opportunities exist to further improve our hospital operations through more efficient management of our employed physicians, which increased in number from approximately 700 at December 31, 2010 to 900 at December 31, 2011.

Utilize Efficient Management

We consider our management structure to be decentralized but with centralized support and control. Our hospitals are run by experienced chief executive officers, chief financial officers and chief nursing officers who have both the authority and responsibility for day-to-day hospital operations. Incentive compensation programs have been implemented to reward our managers for achieving and exceeding pre-established goals. We employ a centralized staff at our home office in Naples, Florida to provide support services such as systems design and development, training, human resource management, reimbursement, accounting support, legal services, marketing, purchasing, risk management and construction management. We maintain centralized financial control through fiscal and accounting policies established by our home office for use at all of our subsidiary hospitals. Financial information is consolidated using our proprietary Pulse System® and is monitored daily by our management team. We also participate in a group purchasing organization with other proprietary hospital systems. We believe that this participation allows us to procure medical equipment and supplies at advantageous pricing by leveraging the buying power of the organization’s members.

During 2011, our operational reporting structure was comprised of five divisions, each with a divisional senior leader who reported directly to our President and Chief Executive Officer. Each of the five divisions had its own president, chief financial officer and physician recruiting manager with aligned individual hospital and divisional objectives. Effective January 1, 2012, our management structure was changed so as to better address the dynamic growth that we have experienced in recent years. We are now organized into three regional groups (Eastern, Florida, and Southern and Western), each with a group leader who is a senior officer of our company that reports directly to our President and Chief Executive Officer, as well as a chief financial officer who reports to the group leader. In addition, each of the regional groups has two divisions and each division has its own president, chief financial officer and physician recruiting manager with aligned individual hospital and divisional objectives.

During the past several years, we have also recruited and promoted new leadership for centralized support functions such as clinical affairs, marketing, government relations, strategy and analytics, physician recruitment, contracting, human resources, physician relations, nursing and quality.

Acquire Additional Hospitals and Other Ancillary Health Care Businesses

We believe that the hospitals we acquire are, or can become, the provider of choice for health care services in their respective communities. When we make an initial evaluation of a potential acquisition, we require that a hospital’s market service area have a demonstrated need for the hospital, along with an established physician base that we believe can benefit from our ability to attract additional qualified physicians to the area based on community needs. In addition to whole hospital acquisitions, we also consider (i) partnering with not-for-profit entities in areas and markets that otherwise meet our acquisition criteria and (ii) investing in or acquiring ancillary health care businesses such as physician practices, ambulatory surgery centers, diagnostic imaging and outpatient urgent care.

We believe that many of the hospitals we acquire are underperforming at the time of acquisition. Upon acquiring a hospital, we conduct a thorough review and, where appropriate, retain existing administrative leadership. We also take other steps, including, among other things, employing a well-qualified chief executive officer, chief financial officer and chief nursing officer, implementing our proprietary management information system (the Pulse System®) and other technological enhancements, recruiting physicians, establishing supplemental quality assessment and efficiency measures, introducing volume purchasing under company-wide agreements, and spending the necessary capital to renovate facilities and upgrade equipment. Our Pulse System® and the other technological enhancements that we implement are designed to provide each hospital’s management team with the financial and operational information necessary to operate the hospital efficiently and effectively. We can also assist physicians with case management.

Additionally, we expand and improve the services offered at our acquired hospitals. We strive to provide at least 90% of the acute care needs of each community our hospitals serve and reduce the outmigration of patients to hospitals in larger urban areas. Generally, we have been successful in achieving significant improvement in the operating performance of our newly acquired facilities within 24 to 36 months of acquisition. Moreover, we seek to recover our initial cash investment in an acquired health care facility within four to five years. Once a facility has matured, we seek to achieve incremental growth through the investment of capital, recruitment of physicians based on community needs, expansion and enhancement of health care services, renegotiated agreements with commercial health insurance providers and favorable demographic trends.

Selected Operating Statistics

The table below summarizes selected operating statistics, exclusive of our Discontinued Operations, that are typically used by our management, investors and other readers of our consolidated financial statements.

	Years Ended December 31,
	2011	2010	2009
Licensed beds at the end of the year, excluding inactive facilities (1)	9,868	8,839	8,220
Admissions (2)	338,637	323,917	306,184
Adjusted admissions (3)	635,934	586,060	533,101
Emergency room visits (4)	1,562,028	1,413,831	1,352,044
Surgeries (5)	342,421	314,564	281,285
Patient days (6)	1,424,500	1,350,697	1,281,093
Acute care average length of stay in days (7)	4.2	4.2	4.2
Occupancy rates (8)	42.8%	43.9%	45.3%

(1)	Licensed beds are beds for which a hospital has obtained approval to operate from the applicable state licensing agency.
(2)	Admissions are patients admitted to our hospitals for inpatient treatment. This statistic is a measure of inpatient volume.
(3)

Adjusted admissions are total admissions adjusted for outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient charges and gross outpatient charges and then dividing the resulting amount by gross inpatient charges. This statistic is a measure of total inpatient and outpatient volume.

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

Another important factor contributing to a hospital’s competitive advantage is the number and quality of physicians on its staff. Physicians make admitting and other decisions regarding the appropriate course of patient treatment which, in turn, affect hospital revenue. Admitting physicians may also be on the medical staffs of hospitals that we do not operate. By offering quality services and facilities, convenient locations and state-of-the-art medical equipment, we attempt to attract our physicians’ patients. Our hospitals try to increase the number, quality and specialties of the physicians in their communities based on local needs. Excluding our 2011 acquisition activity, approximately 650 physicians were recruited or otherwise joined our medical staff during the year ended December 31, 2011. During 2012, we intend to actively recruit a like number of physicians to join our medical staff. When a recruited physician relocates to a community where one of our hospitals is located and agrees to engage in private practice, our subsidiary hospital often advances funds to the physician pursuant to a recruiting agreement to provide financial assistance for the physician to establish a practice. The actual amounts advanced will depend on the financial results of each physician’s private practice during a predetermined period, referred to as the measurement period, which generally approximates one to two years. Amounts advanced under these recruiting agreements are considered to be loans and are generally forgiven on a pro rata basis over a period of 12 to 24 months, contingent on the physician continuing to practice in the community served by our hospital.

Acquisitions

We typically face competition for acquisitions from other for-profit health care companies and not-for-profit multi-hospital groups. Some of those competitors may have greater financial and other resources than we do. Historically, we have been able to complete our acquisitions at prices that we believe are reasonable. However, competitive bidding for acquisition targets could adversely impact our ability to acquire hospitals and other ancillary health care businesses in the future on favorable terms.

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

	Years Ended December 31,
	2011	2010	2009

Medicare	31%	32%	32%
Medicaid	9	9	9
Commercial insurance and other	50	50	49
Self-pay	10	9	10

	100%	100%	100%

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

The Health Care Reform Act also contains a number of measures that are intended to further reduce fraud and abuse in the Medicare and Medicaid programs, such as increased funding for fraud and abuse investigations and enforcement, and the required use of recovery audit contractors under the individual state Medicaid programs. Additionally, the law contains significant limitations on hospitals that are partially owned by physicians, including restrictions that generally prohibit increases in the percent of physician ownership and the number of licensed beds, procedure rooms and operating rooms at such joint venture hospitals. At December 31, 2011, we had 24 joint venture hospitals with physician owners.

Many of the Health Care Reform Act’s provisions will not take effect until 2014, or later, while others have already become effective or will become effective prior to 2014. The federal government and individual state governments must also interpret and implement the new regulatory requirements, the vast majority of which have yet to be considered. Additionally, the Health Care Reform Act remains subject to significant legislative debate, including possible repeal and/or amendment, and there are substantial legal challenges to various aspects of the Health Care Reform Act that have been made on constitutional grounds. On November 14, 2011, the United States Supreme Court agreed to decide the constitutionality of the Health Care Reform Act (a ruling is expected by July 2012). As a result of these various uncertainties, we are currently unable to predict the overall impact that the full implementation of the Health Care Reform Act will have on us. Other provisions of the Health Care Reform Act that might affect our business and results of operations are discussed below and elsewhere in this Annual Report on Form 10-K, including Item 1A under “Risk Factors.”

The Budget Control Act of 2011, or the BCA, was enacted on August 2, 2011. Among other things, the BCA established the Joint Select Committee on Deficit Reduction (the “Deficit Reduction Committee”), a twelve-member bipartisan joint committee of Congress. The primary goal of the Deficit Reduction Committee was to propose legislation to reduce the federal deficit by $1.5 trillion over the next ten years. Pursuant to the BCA, if the legislation proposed by the Deficit Reduction Committee was not approved by Congress by December 23, 2011 and enacted into law by January 15, 2012, then spending cuts aggregating $1.2 trillion over the next ten years (less any amount that resulted from earlier Congressional action) would automatically begin in January 2013. The Deficit Reduction Committee failed to propose legislation by December 23, 2011. Therefore, barring action by Congress to the contrary, the reductions and spending cuts dictated by the BCA, which are required to be split equally between defense and non-defense programs, will take effect beginning in January 2013. Although payments to Medicare providers are included in the automatic spending cuts, the BCA provides that Medicare payments may be reduced by no more than 2%. Moreover, the BCA provides that certain other programs, including Medicaid, are exempt from the automatic spending cuts. Although we are unable to determine how the automatic spending cuts required by the BCA will affect Medicare and Medicaid reimbursement in the future, significant reimbursement reductions or other program modifications that result from the BCA could harm our business and results of operations.

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

Inpatient Payments. The Medicare program provides payment for inpatient hospital services under a prospective payment system, or PPS. Under the inpatient PPS, hospitals are paid a prospectively determined fixed amount for each hospital discharge. The fixed payment amount per inpatient discharge is established based on each patient’s diagnosis related group, or DRG. Each patient admitted for care is assigned to a DRG based on his or her primary admitting diagnosis. Every DRG is assigned a payment rate based on the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. DRG payment rates are based on national average costs from an historic base period and the actual costs incurred by a hospital to provide care are not considered in setting such rates. Although based on national average costs, the DRG standardized amounts and capital payment rates are adjusted by the wage index and geographic adjustment factor for the geographic region in which a particular hospital is located, or reclassified to, and are weighted based on a statistically normal distribution of severity. DRG rates are usually adjusted by an update factor each federal fiscal year, which begins on October 1. The index used as the basis to adjust the DRG rates, known as the “market basket update factor,” takes into consideration annual inflation in the purchasing of goods and services experienced by hospitals and other entities. In recent years, the market basket update factor has been lower than the percent increase in costs experienced by hospitals. For federal fiscal years 2011, 2010 and 2009, the market basket update factors were 2.4%, 2.1% and 3.6%, respectively. For federal fiscal year 2012, the market basket update factor is 1.9%, which reflects a 0.1% reduction required by the Health Care Reform Act. Reimbursement rates were increased by another 1.1% for federal fiscal year 2012 to correct a previous misapplication of an urban-rural wage index adjustment that was required by the Balanced Budget Act of 1997 and is referred to as the rural floor budget neutrality adjustment.

The Centers for Medicare & Medicaid Services, or CMS, established Medicare Severity DRGs, or MS-DRGs, which refine the DRG weighting system to more fully capture differences in severity of illness among patients. For example, when MS-DRGs became effective in 2007, 538 DRGs were replaced with 745 MS-DRGs. MS-DRGs are designed to reduce incentives for hospitals to treat only the healthiest and most profitable patients by better taking into account severity of illness in Medicare payment rates. MS-DRGs are also intended to encourage hospitals to improve their coding and documentation of patient diagnoses. To ensure that improvements in coding and documentation do not lead to an increase in aggregate payments without corresponding growth in actual patient severity, CMS uses a negative documentation and coding adjustment. On September 29, 2007, the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007, or the TMA Act, was signed into law, thereby reducing the documentation and coding adjustment for MS-DRGs for federal fiscal year 2008 by 0.6%. For federal fiscal year 2009, the negative documentation and coding adjustment for MS-DRGs was 0.9%, yielding a cumulative reduction of 1.5% for federal fiscal year 2009. The TMA Act did not address the adjustment CMS proposed for federal fiscal year 2010. For federal fiscal year 2011, the negative documentation and coding adjustment for MS-DRGs was 2.9%. The TMA Act required CMS to conduct a retrospective review of claims data from federal fiscal years 2008 and 2009 to determine if changes in documentation and coding practices resulted in case mix changes that differ from the adjustments made by the TMA Act. Based on the results of the retrospective data review, CMS is directed to revise payments over federal fiscal years 2011 and 2012 to restore budget neutrality. CMS determined that a negative 5.8% adjustment is necessary to recoup overpayments. The negative 2.9% adjustment for federal fiscal year 2011 was one-half of the recoupment amount, with the second half to be recovered during federal fiscal year 2012. While CMS is completing the recoupment process by applying the remaining 2.9% adjustment, it is simultaneously restoring the negative 2.9% adjustment from federal fiscal year 2011 by adding 2.9% back to the federal fiscal year 2012 reimbursement rates. These adjustments will effectively offset each other and there will be no year-over-year change in the standardized amount due to this recoupment adjustment. CMS is also adopting a prospective adjustment of negative 2.0% in federal fiscal year 2012. This adjustment is designed to ensure that increases in hospital payments due to documentation and coding are not incorporated into the payments made in federal fiscal year 2012 and thereafter.

The net effect of the update factors and adjustments described in the preceding paragraph is a 1.0% increase for federal fiscal year 2012.

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

Under the Medicare PPS, services that are clinically related and use similar resources are grouped together into ambulatory payment classifications, or APCs. Depending on the service rendered during an encounter, a patient may be assigned to a single APC or multiple APCs. Medicare pays a set price or rate for each APC, regardless of the actual costs incurred to provide care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year based on the market basket. For federal fiscal years 2011, 2010 and 2009, the payment rate update factors were 2.4%, 2.1% and 3.6%, respectively. For federal fiscal year 2012, the payment rate update factor is 1.9%, which reflects a 0.1% reduction required by the Health Care Reform Act.

Outlier Payments. In addition to DRG and capital payments, certain of our hospitals qualify for and receive “outlier” payments from Medicare for certain inpatient hospital services. Outlier payments are estimated by CMS to be approximately 5.1% of total inpatient DRG payments. Outlier payments are made for those inpatient discharges where the total cost of care (as determined by using the gross charges adjusted by the hospital’s cost-to-charge ratio) exceeds the total DRG payment plus a fixed threshold amount. In determining the cost-to-charge ratio, Medicare uses the latest of either a hospital’s most recently submitted or most recently settled cost report. The threshold amounts used in the outlier computation for federal fiscal years 2011, 2010 and 2009 were $23,075, $23,140 and $20,045, respectively. The amount for federal fiscal year 2012 is $22,385. Excluding our Discontinued Operations, 3.0%, 2.2% and 2.1% of our Medicare inpatient DRG payments were for outlier payments during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Disproportionate Share Payments. An additional reimbursement payment is made to hospitals that serve a significantly disproportionate share of low income Medicare and Medicaid patients. This additional payment is based on a hospital’s DRG payments and is paid according to formulae that take into consideration a hospital’s percent of low income patients, status, geographic designation and number of licensed beds. As of December 31, 2011, 42 of our hospitals were located in Florida, Mississippi and Tennessee, states that have a significantly disproportionate share of low income Medicare and Medicaid patients.

Rural Health Clinic Payments. A rural health clinic is an outpatient facility primarily engaged in furnishing physician and other health services in accordance with federal guidelines. To qualify, a clinic must be located in a medically under-served area that is non-urbanized, as defined by the U.S. Census Bureau. Payments to rural health clinics for covered services are made via an all-inclusive per visit rate. As of December 31, 2011, we operated seven rural health clinics in Missouri and two in each of Florida and Tennessee.

Ambulatory Surgical Center Payments. Ambulatory surgical centers are distinct facilities that provide surgical services to patients not requiring hospitalization. Such centers may be licensed by the state in which they operate, depending on individual state requirements. Medicare pays for services provided in ambulatory surgical centers that voluntarily sought and received certification and are approved by CMS. Effective January 1, 2008, CMS instituted a new system for reimbursing ambulatory surgical centers, as was mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the 2003 Act. The new reimbursement system is based on the outpatient PPS system, taking into account the lower relative costs of procedures performed in an ambulatory surgical center as compared to a hospital outpatient department. As of December 31, 2011, we had a controlling ownership interest in ten ambulatory surgical centers.

Physician Fees. The Medicare physician fee schedule for federal fiscal year 2012 contained a 27.4% reduction to the physician fee schedule. However, on February 22, 2012, President Obama signed legislation deferring such reduction to December 31, 2012. Without further legislative action, CMS will be required by Medicare to implement the physician payment reduction on January 1, 2013. As of December 31, 2011, we employed approximately 900 physicians.

Reimbursement for Bad Debts. Medicare reimburses hospitals and other health care providers for certain allowable costs that are attributable to uncollectible Medicare beneficiary deductible and coinsurance amounts. Hospitals generally receive an interim pass-through payment for bad debts in an amount determined by the Medicare fiscal intermediary, based on the prior period’s bad debt amounts as reported in the hospital’s cost report. To be an allowable bad debt, the underlying accounts receivable must be related to a covered service and derived from a deductible and/or coinsurance amount. Additionally, the following conditions must be met: (i) a hospital must be able to establish that reasonable collection efforts were undertaken prior to classification as a bad debt; (ii) the debt was actually uncollectible when classified as worthless; and (iii) sound business judgment established that there was no likelihood of recovery of the debt at any time in the future. In determining reasonable cost subject to reimbursement, the amount of bad debts otherwise treatable as allowable is reduced 30% by Medicare. Amounts received by a hospital as reimbursement for bad debts are subject to audit and recoupment by the fiscal intermediary. Bad debt reimbursement has been a focus of fiscal intermediary audit/recoupment efforts in the past. As part of the payroll tax cut extension that was signed into law on February 22, 2012, allowable bad debt expense will be reduced by 35% for Medicare reimbursement purposes beginning in federal fiscal year 2013.

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

The Medicare, Medicaid and State Children’s Health Insurance Program Benefits Improvement Act of 2000, or BIPA, made a number of changes to the Medicare and Medicaid programs that affected payments to hospitals. All of our hospitals qualify for some relief under BIPA. Some of the changes made by BIPA that affect our hospitals include: (i) lowering the threshold by which hospitals qualify as rural or small urban disproportionate share hospitals; (ii) decreasing reductions in payments to disproportionate share hospitals that had been mandated by the Balanced Budget Act of 1997 and other Congressional enactments; (iii) capping Medicare beneficiary ambulatory service co-payment amounts; and (iv) increasing the categories and items eligible for increased reimbursement to hospitals for certain outpatient services rendered, such as certain cancer therapy drugs, biologicals and other medical devices.

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

Impact of the Health Care Reform Act on Medicare Reimbursement

Inpatient Reimbursement. The Health Care Reform Act provides for annual decreases to the market basket update factors, including a 0.25% reduction for discharges that occurred on or after April 1, 2010. The Health Care Reform Act also provides for reductions to the market basket update factors for federal fiscal years 2011 through 2019 of 0.25% (2011), 0.1% (2012-13), 0.3% (2014), 0.2% (2015-16) and 0.75% (2017-19). For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Care Reform Act provides for the annual market basket update factors to be further reduced by a productivity adjustment. The amount of that reduction will be based on the projected nationwide productivity gains over the ten years preceding the implementation of the Health Care Reform Act, as measured by the U.S. Bureau of Labor Statistics (which typically uses data that is a few years old). The federal fiscal year 2012 market basket update factor reduction resulting from this productivity adjustment is 1.0%. CMS estimates that the combined market basket update factor and productivity adjustments will increase payments to general acute care hospitals by approximately $1.13 billion during federal fiscal year 2012, as compared to federal fiscal year 2011, but will also reduce Medicare payments under the inpatient PPS by $112.6 billion for the federal fiscal years from 2010 to 2019. Decreases in reimbursement rates or increases in such rates below our cost increases would adversely affect our business and results of operations.

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

Under the Health Care Reform Act, reimbursement will also be reduced based on “hospital acquired condition,” or HAC, rates. An HAC is a condition that a patient develops while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, hospitals that nationally rank in the top 25% of HACs for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Moreover, effective July 1, 2011, the Health Care Reform Act prohibited the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs.

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

Ambulatory Surgical Center Payments. Beginning in federal fiscal year 2011, the Health Care Reform Act reduced reimbursement for ambulatory surgical centers through a productivity adjustment to the market basket update factor similar to the productivity adjustment for inpatient and outpatient hospital services.

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

Electronic Health Records. The Health Care Reform Act provided for Medicare and Medicaid incentive payments beginning in federal fiscal year 2011 for eligible hospitals and calendar year 2011 for eligible professionals that have adopted and meaningfully use certified electronic health record, or EHR, technology. A total of at least $20 billion in incentives is being made available through the Medicare and Medicaid EHR incentive programs to eligible hospitals and eligible professionals. Through November 2011, CMS reports that it had paid nearly $2 billion in combined meaningful use incentive payments for Medicare and Medicaid.

Under the Medicare incentive program, general acute care hospitals that demonstrate meaningful use of EHR technology in each year of participation will receive incentive payments for up to four fiscal years. To maximize their incentive payments, hospitals must participate in the incentive program by federal fiscal year 2013. Beginning in federal fiscal year 2015, hospitals that fail to demonstrate meaningful use of certified EHR technology will receive reduced market basket updates under inpatient PPS.

Eligible professionals who demonstrate meaningful use of EHR technology in each year of participation are entitled to incentive payments for up to five payment years in an amount equal to 75% of their estimated Medicare allowed charges for covered professional services furnished during the relevant calendar year, subject to an annual limit. Eligible professionals must participate in the incentive payment program by calendar year 2012 to maximize their incentive payments and must participate by calendar year 2014 to receive any incentive payments. Beginning in calendar year 2015, eligible professionals who do not demonstrate meaningful use of certified EHR technology will face Medicare payment reductions.

States may voluntarily implement a Medicaid EHR incentive program. For participating states, the Medicaid EHR incentive program will provide incentive payments to (i) general acute care hospitals and eligible professionals that meet certain volume percentages of Medicaid patients and (ii) children’s hospitals. Eligible professionals can only participate in either the Medicaid EHR incentive program or the Medicare EHR incentive program and can change this election only one time. Hospitals may participate in both the Medicare and Medicaid EHR incentive programs.

To qualify for incentive payments under the Medicaid program, providers must adopt, implement, upgrade or demonstrate meaningful use of, certified EHR technology during their first participation year or successfully demonstrate meaningful use of certified EHR technology in subsequent participation years. Payments may be received for up to six participation years. There is no penalty for hospitals or professionals under Medicaid for failing to meet EHR meaningful use requirements.

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

In light of continued economic uncertainty, projected increases to Medicaid program costs and burgeoning budget deficits, the federal government and many states are currently considering ways to limit increases and/or cut Medicaid funding, which could adversely affect future Medicaid payments that we receive. The American Recovery and Reinvestment Act of 2009, or the Economic Stimulus Bill, was signed into law in 2009 and, among other things, allocated supplemental federal funding to each state that could be used to benefit individual state Medicaid programs. Although some states used portions of these funds to support their Medicaid programs in 2011 and 2010, we cannot predict whether Congress will reallocate funds for 2012 and beyond. Additionally, the federal government has taken steps to address some of the insurance coverage challenges facing citizens by enacting the Children’s Health Insurance Program Reauthorization Act of 2009, which expanded and extended the benefits available under BIPA, and extending the period of benefit coverage under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, to unemployed individuals through the Economic Stimulus Bill.

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

Disproportionate Share Payments. The Health Care Reform Act reduces funding for the Medicaid disproportionate share payment program for hospitals in federal fiscal years 2014 through 2020. How such cuts are allocated among the states and how the states allocate these cuts among providers have yet to be determined. Additionally, as part of the payroll tax cut extension that was signed into law on February 22, 2012, Medicaid disproportionate share payments will be reduced beginning in federal fiscal year 2021.

Bundled Payment Pilot Programs. The Health Care Reform Act provides for a five-year bundled payment pilot program for Medicaid services. HHS may select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. As of December 31, 2011, two states are participating and at least two more states are pursuing legislation to allow their participation in the pilot program. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes. The bundled payments may implicate existing laws, including the Anti-Kickback Statute, as defined below under “Fraud and Abuse Provisions,” and the Health Insurance Portability and Accountability Act of 1996, or HIPAA, privacy, security and transaction standard requirements. However, the Health Care Reform Act does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.

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

The Medicare program utilizes a system of contracted carriers and fiscal intermediaries across the country to process claims and conduct post-payment audits. CMS is in the midst of an initiative to reform the carrier and fiscal intermediary functions. As part of such reform, CMS has and will continue to competitively bid the carrier and fiscal intermediary functions to Medicare Administrative Contractors, or MACs. At the present time, CMS has awarded all fifteen of the planned multi-state jurisdiction MAC contracts. Hospital operators have the option to either (i) have each of their hospitals work with the MAC in the jurisdiction where the individual hospital is located or (ii) use the MAC in the jurisdiction where their home office is located for all of their affiliated hospitals. Every year, each MAC is required to complete an Error Rate Reduction Program that includes initiatives to reduce and recover improper payments and may include more robust pre-payment and post-payment reviews for particular claim types. CMS also uses Zone Program Integrity Contractors to identify potential problem areas in coordination with their internal and external partners. The completed and future changes by CMS could affect claims processing, auditing and cash flow to Medicare providers. We cannot predict what, if any, impact such changes will ultimately have on our business.

The Health Care Reform Act increased federal funding for Medicaid Integrity Contractors, or MICs. MICs are private contractors that perform post-payment audits of Medicaid claims to identify overpayments. Through the Deficit Reduction Act of 2005, Congress expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program. MICs are currently assigned to five geographic regions and have commenced audits in several of the states assigned to those regions.

The Health Care Reform Act contains provisions relating to recovery audit contractors, or RACs, which are third party organizations under contract with CMS that identify underpayments and overpayments under the Medicare program and recoup overpayments on behalf of the government. The Health Care Reform Act expanded the RAC program’s scope to include Medicaid claims and required all states to enter into contracts with RACs by December 31, 2010. If a state was unable to implement a RAC program by the implementation date of January 1, 2012, then the state was required to request an exception by submitting to CMS a revised State Plan Amendment, or SPA, through the normal SPA process. States have considerable flexibility regarding the design, procurement and operation of their individual RAC programs. RACs are paid a contingency fee based on the overpayments they identify and collect. We expect that RACs will look very closely at claims submitted by hospital operators in an attempt to identify possible overpayments.

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

We do not yet know what impact the abovementioned increased obligations on managed care payors and other payors will have on our ability to negotiate contracts with such payors.

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

The Health Care Reform Act requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. The Health Care Reform Act also contains provisions that seek to decrease the number of uninsured individuals, including requirements that individuals obtain, and employers provide, health insurance coverage beginning in 2014. However, many factors are unknown regarding the impact of the Health Care Reform Act, including, among other things, how many previously uninsured individuals will take the steps necessary to obtain insurance coverage as a result of the new law. It is also unknown what change, if any, we will see in the volume of inpatient and outpatient services that are sought by and provided to previously uninsured individuals once they obtain insurance coverage. Moreover, it is difficult to predict the full impact of the Health Care Reform Act due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, possible Congressional repeal or amendment and court challenges.

Certain Other Aspects of the Health Care Reform Act

Whole Hospital Exception. The Health Care Reform Act makes changes to the “whole hospital” exception under Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”). Those changes effectively prohibit new physician-owned hospitals under the whole hospital exception and limit capacity expansion and the level of physician ownership at grandfathered physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital had physician ownership and a Medicare provider agreement in effect as of March 23, 2010 (or, for those hospitals under development, as of December 31, 2010). A physician-owned hospital that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership percentage and, with certain narrow exceptions for high Medicaid utilization hospitals, prohibit expansion of the number of operating rooms, procedure rooms and licensed beds. The Health Care Reform Act also subjects physician-owned hospitals to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements. At December 31, 2011, we had joint ventures with physicians at 24 of our hospitals under the whole hospital exception of the Stark law and there were Medicare provider agreements in effect at all such hospitals. Those grandfathered joint venture hospitals are now subject to the physician ownership and expansion restrictions contained in the Health Care Reform Act.

Accountable Care Organizations and Pilot Projects. The Health Care Reform Act required HHS to establish a Medicare shared savings program that promotes accountability and coordination of care through the creation of Accountable Care Organizations, or ACOs. The shared savings program is intended to allow providers (including hospitals), physicians and other designated health care professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the Medicare program’s cost savings.

During October 2011, CMS released its final rules on ACOs, ostensibly making it easier for hospitals and physicians to participate in the program. In response to objections raised by the health care industry after release of proposed rules on March 31, 2011, CMS made several concessions in its final rules, including: (i) providers will be allowed to participate in an ACO and share in the cost savings with Medicare without the risk of losing money; (ii) ACOs will be able to start sharing in any cost savings earlier in the process, rather than having Medicare initially retain all such cost savings; (iii) the number of quality measures that ACOs will have to meet to qualify for performance bonuses was reduced from 65 to 33; (iv) at their formation, ACOs will be notified as to which Medicare beneficiaries are likely to be part of their system (under the proposed rules, ACOs would not know which patients were in the ACO until the end of each contract year); (v) community health centers and rural health clinics will be allowed to lead ACOs; and (vi) the timetable for the formation of an ACO was modified, with groups allowed to apply for start dates of January 1, 2012, April 1, 2012, July 1, 2012 or January 1, 2013. To entice providers to form ACOs, CMS stated that it will give physician-owned and rural providers early access to some of the expected savings, specifically $170 million, so that they can have money available upfront to defray ACO start-up costs, including the development and implementation of electronic health records.

Fraud and Abuse Provisions. Medicare and Medicaid anti-kickback and anti-fraud and abuse laws, referred to as the Anti-Kickback Statute, prohibit certain business practices and relationships that might affect the provision and cost of health care services under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. The Health Care Reform Act provides that knowledge of the law or the intent to violate the law is not required and also provides that submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act of 1863. Sanctions for violating the Anti-Kickback Statute include criminal and civil penalties, as well as fines and possible exclusion from government programs, such as Medicare and Medicaid.

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

Compliance Program

Our company-wide compliance program, which was first adopted in 1997, has been designed, implemented and maintained to deter, detect and prevent fraud, abuse and mistakes. We believe that our compliance program meets the standards of an effective compliance program as set forth in the compliance guidance for hospitals issued by the Office of the Inspector General of HHS, the standards of an effective compliance program as set forth in the U.S. Sentencing Commission Guidelines and the provisions of the Health Insurance Portability and Accountability Act, commonly referred to as HIPAA. We regularly review our compliance program and make changes from time to time and we continue to do so.

Our compliance program consists of an infrastructure that begins at the Board of Directors and executive management levels and runs through our centralized Compliance Office to all home office, divisional and facility operations. Our compliance program includes written guidance such as a Compliance Manual, a Code of Business Conduct and Ethics, and Compliance Policies and Procedures. Among other things, the Compliance Office has developed processes for: (i) the development and delivery of compliance training; (ii) anonymous and confidential reporting; (iii) investigating reported and suspected wrongdoing; (iv) assisting with the development and implementation of corrective actions; and (v) monitoring and auditing of compliance in high risk areas. When they are initially hired and at least annually thereafter, all of our employees receive compliance training relating to these processes as well as our Compliance Manual, Code of Business Conduct and Ethics, and Compliance Policies and Procedures.

Day-to-day leadership of our compliance program is provided by our Vice President of Compliance who reports to our President and Chief Executive Officer and also reports, at least quarterly, to our Corporate Compliance Committee and our Board of Directors through the Audit Committee. At the operational level, each hospital has a designated and trained hospital compliance officer who reports on compliance matters to a divisional compliance officer, who ultimately reports to our Vice President of Compliance.

Employees and Medical Staff

As of December 31, 2011, we had approximately 40,600 employees, including 8,600 part-time employees. At such date, 1,224 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory.

Physicians on the medical staffs of our hospitals are, in most cases, not our employees. Such non-employee physicians may also be staff members of other hospitals. As of December 31, 2011, we employed approximately 900 physicians, about half of whom are primary care physicians at practices we own and operate. Additionally, our hospitals provide emergency room, radiology, pathology and anesthesiology services through service contracts with physician groups that are generally cancelable with 90 days advance notice.

Professional Liability and Other Risks

As is typical in the health care industry, we are subject to claims and legal actions by patients and others in the ordinary course of business. We use our wholly owned captive insurance subsidiary and our risk retention group subsidiary, which are domiciled in the Cayman Islands and South Carolina, respectively, to self-insure a significant portion of our professional liability risks. Those subsidiaries provide (i) claims-made insurance coverage to all of our hospitals and other health care facilities and (ii) occurrence-basis coverage to most of our employed physicians. The employed physicians not covered by our insurance company subsidiaries generally maintain claims-made policies with unrelated third party insurance companies. To mitigate the exposure of the self-insured program covering the hospitals and other health care facilities, our insurance company subsidiaries buy claims-made reinsurance policies from unrelated third parties for claims above certain self-retention levels.

We also maintain directors’ and officers’, property and other typical insurance policies with commercial carriers, subject to self-insurance retention levels. We believe that our insurance is adequate in amount and coverage. However, in the future, insurance may not be available at reasonable prices or we may have to increase our self-insurance retention levels.

Environmental Regulation

We are subject to compliance with various federal, state and local environmental laws, rules and regulations, including, but not limited to, the disposal of medical waste generated by our hospitals and other health care facilities. Our environmental compliance costs are not significant and we do not anticipate that they will be significant in the future.

Seasonality

We typically experience higher patient volume and net revenue in the first and fourth quarters of each calendar year because, generally, more people become ill during the winter months, which in turn increases the number of patients that we treat during those months.

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

We maintain a website at www.hma.com where we make available, free of charge, documents that we file with, or furnish to, the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. Our SEC reports can be found under “Investor Relations” on our website. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

We are subject to extensive government regulation regarding the conduct of our operations. If we fail to comply with any existing or new laws or regulations, we could suffer administrative, civil or criminal penalties or be required to make significant changes to our operations.

Companies such as ours that provide health care services are required to comply with many highly complex laws and regulations at the federal, state and local levels, including, but not limited to, those relating to the adequacy of medical care, billing for services, patient privacy, equipment, personnel, operating policies and procedures and maintenance of records. Our policy is to comply with all applicable laws and regulations; however, if we fail to comply with any such laws or regulations, we could become subject to civil and criminal penalties, including the loss of licenses to operate our facilities. We could also be excluded from participating in Medicare, Medicaid and other federal and state health care programs that contribute significantly to our revenue.

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

We believe that the expansion of health insurance coverage under the Health Care Reform Act could increase the number of patients using our facilities who have either private or public program health care coverage. As a result of the increased income eligibility limits under the law, we believe that a large percentage of the new Medicaid coverage will be in states that currently have relatively low income eligibility requirements. Three such states are Florida, Mississippi and Tennessee where we operated 42 hospitals as of December 31, 2011. It is difficult to predict the impact of changes resulting from the Health Care Reform Act on us because of numerous issues surrounding the implementation of such law, including, but not limited to, uncertainty regarding:

•

the possibility that portions of the Health Care Reform Act, such as those expanding health insurance or Medicaid coverage, will be delayed or blocked due to court challenges, or revised or repealed as a result of legislative action, including an appeal currently pending before the United States Supreme Court that will determine the constitutionality of the Health Care Reform Act (a ruling is expected by July 2012);

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

As summarized above and elsewhere in these risk factors, we cannot predict the full impact of the Health Care Reform Act on our business or results of operations because of, among other things: (i) the law’s complexity; (ii) the lack of implementing regulations and/or interpretive guidance; (iii) the timing of the law’s implementation (and possible delays in such implementation); (iv) pending and future legal challenges that seek to delay or block certain of the law’s provisions; and (v) possible legislative amendment or repeal of the law. Additionally, we cannot predict how individuals and businesses will respond to the new mandates and alternatives established under the Health Care Reform Act.

We are subject to “anti-kickback” and “self-referral” laws and regulations that provide for criminal and civil penalties if they are violated.

The health care industry is subject to many laws and regulations that are designed to deter and prevent practices deemed by the government to be fraudulent, abusive or otherwise contrary to government policies. Unless a safe harbor applies, federal and state anti-kickback laws prohibit giving or receiving any consideration in return for physician referrals. Similarly, unless an exception applies, Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) prohibits physicians from referring Medicare and Medicaid patients to providers of enumerated “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement. Such referrals are deemed to be “self-referrals” due to the physician’s financial relationship with the entity providing the designated health services. Moreover, many states have adopted or are considering similar legislative proposals, some of which extend beyond the scope of the Stark law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated health care services and physician self-referrals, regardless of the source of payment for the patient’s care. The Health Care Reform Act provides that submission of a claim for services generated or items provided in violation of the Stark law constitutes a false or fraudulent claim that may be subject to additional penalties under the federal False Claims Act of 1863, referred to as the False Claims Act.

The Health Care Reform Act provides greater resources to enforce the Stark law, including supplemental federal funding of $350 million over ten years to fight health care fraud, waste and abuse. The Health Care Reform Act also changes the intent requirement for health care fraud such that a person need not have actual knowledge or specific intent to commit a violation of the law. This change in the intent requirement will likely make it easier for fraud claims to be brought against a health care provider.

We systematically review our operations on a regular basis to monitor compliance with anti-kickback laws, the Stark law and similar state statutes. When evaluating collaborative relationships with physicians, we consider the scope and effect of these statutes and seek to structure the arrangements in full compliance with their provisions. We also maintain a company-wide compliance program to monitor and promote our continued compliance with these and other statutory prohibitions and requirements. Nevertheless, if it is determined that any of our practices or operations violate the anti-kickback laws, the Stark law or similar state statutes, we could become subject to civil and criminal penalties, including exclusion from Medicare, Medicaid and other federal and state health care programs that contribute significantly to our revenue. The imposition of penalties for alleged or actual violations of the anti-kickback laws, the Stark law and/or similar state statutes, our inability to comply with changes in such laws and/or significant compliance costs associated with any modified laws and regulations could each harm our business.

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

Historically, significant media and public attention has been focused on the hospital industry due to investigations related to referrals, cost reporting and billing practices, laboratory and home health care services and physician ownership of joint ventures involving hospitals. Federal and state government agencies have heightened and coordinated their civil and criminal enforcement efforts. Additionally, the Office of the Inspector General of HHS (“HHS-OIG”) and the U.S. Department of Justice have, from time to time, established enforcement initiatives that focus on specific areas of suspected fraud and abuse. Recent and recently announced initiatives have focused on hospital billing practices (e.g., kyphoplasty, implantable cardioverter defibrillators, or ICDs, etc.), health care provider bad debts, disproportionate share payments, reliability of hospital-reported quality measure data, compliance with the Emergency Medical Treatment and Active Labor Act of 1986, MS-DRG coding and serious medical errors.

In March 2005, CMS began implementing a pilot recovery audit contractor program, known as RAC, which covered health care providers in certain states. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and expanded it to all fifty states. Among other things, RAC auditors, who are independent contractors, focus on the clinical documentation supporting billings under the Medicare program. If an auditor concludes that such documentation does not support the provider’s Medicare billings, CMS will revise the amount due to the provider, compare such amount to what was previously paid and withhold the difference from a current remittance. The affected facility can appeal the auditor’s findings through an administrative process. During federal fiscal year 2011, approximately $797.4 million in overpayments to Medicare providers was identified and collected and $141.9 million in underpayments was returned to Medicare providers under the RAC program. Effective January 1, 2012, a new three-year Recovery Audit Prepayment Review Demonstration was implemented by CMS, which will allow RAC auditors to conduct prepayment claim reviews. CMS believes such prepayment reviews will both assist in lowering the improper payment rate and identifying potential fraud and abuse, as opposed to the traditional post-payment review mechanisms.

The Health Care Reform Act expanded the RAC program’s scope to all of Medicare, including managed Medicare plans and Medicaid claims, and required all states to enter into contracts with RACs by December 31, 2010. If a state was unable to implement a RAC program by the implementation date of January 1, 2012, then the state was required to request an exception by submitting to CMS a revised State Plan Amendment. The Health Care Reform Act also increased federal funding for Medicaid Integrity Contractors (private contractors that perform post- payment audits of Medicaid claims) for federal fiscal year 2011 and beyond. Additionally, several other contractors, including state Medicaid agencies, have increased their audit and review activities.

The federal government may investigate and bring suit under the False Claims Act. Additionally, the False Claims Act permits private individuals to bring qui tam lawsuits, or “whistleblower” actions, against companies on behalf of the government, alleging that a hospital or health care provider has defrauded a federal or state government program, such as Medicare or Medicaid. As discussed under “Legal Proceedings” in Item 3 and Note 13 to the Consolidated Financial Statements in Item 8 of Part II, we have been named, and may be named, in qui tam actions. Because qui tam lawsuits are filed under seal, we could be named in other such lawsuits of which we are not aware. Additionally, as further discussed under “Legal Proceedings” in Item 3 and Note 13 to the Consolidated Financial Statements in Item 8 of Part II, we are subject to government False Claims Act investigations. If the government intervenes in a qui tam action, or brings its own False Claims Act action after an investigation, and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Typically, each false bill submitted by a health care provider to the government is considered a separate false claim and, therefore, penalties under the False Claims Act can be substantial. If the government does not intervene in an action, the qui tam plaintiff may continue to pursue the action independently and the government may seek leave to intervene in the action later in the proceedings. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment.

There are many potential bases for liability under the False Claims Act. Liability often arises when an entity “knowingly” submits a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Health Care Reform Act, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the False Claims Act. Thus, if a provider is aware that it has retained an overpayment that it has an obligation to refund, there may be a basis for a False Claims Act violation even if the provider did not know the claim was “false” when it was submitted. Further, the Health Care Reform Act expands the scope of the False Claims Act to cover payments in connection with the new health insurance exchanges to be created by the law, if those payments include any federal funds.

The Health Care Reform Act also significantly changes the False Claims Act by removing the jurisdictional bar for allegations based on publicly disclosed information and reducing the requirements for a qui tam relator to qualify as an “original source.” These changes may increase the False Claims Act exposure for health care providers by enabling a greater number of whistleblowers to bring claims.

We closely monitor our billing and other health care practices to maintain compliance with prevailing industry interpretations of applicable laws and regulations. As further discussed under “Legal Proceedings” in Item 3 and Note 13 to the Consolidated Financial Statements in Item 8 of Part II, we are investigating our compliance in the areas that we believe are the subject of the government investigations, and have undertaken a review of our compliance program. Moreover, government investigations could be initiated that are inconsistent with industry practices and prevailing interpretations of existing laws and regulations. In public statements, government authorities have from time to time taken positions on issues for which little official interpretation was available. Some of those positions appear to be inconsistent with practices that have been common within our industry and, in some cases, have not been challenged. Additionally, some government investigations that were previously conducted under civil provisions of federal law are now being conducted as criminal investigations under fraud and abuse laws and certain government investigations that were previously handled administratively are now being conducted as either civil or criminal investigations under civil and criminal fraud and abuse laws.

We cannot predict the outcome of existing government investigations and qui tam lawsuits or whether we will be the subject of future government investigations, inquiries or whistleblower lawsuits. Any determination that we have violated applicable laws or regulations or even a public announcement that we are being investigated for possible violations could harm our business and results of operations. Government investigations, as well as qui tam lawsuits, may lead to material fines, penalties, damages payments or other sanctions, including exclusion from government health care programs. Settlements of lawsuits involving Medicare and Medicaid issues routinely require monetary payments, which could have a materially adverse effect on our business, financial condition, results of operations and/or cash flows.

Additionally, HHS-OIG regularly negotiates corporate integrity agreements, or CIAs, with health care providers as part of the settlement of federal health care program investigations arising under the False Claims Act and other laws. HHS-OIG has the power to exclude providers from federal health care programs and often threatens to exercise that power unless a provider agrees to the terms of a CIA. Although each CIA is different, there are some common provisions. For instance, a CIA generally lasts five years, requires the implementation of specified HHS-OIG compliance policies and procedures and mandates the retention of an independent review organization that is authorized to conduct reviews of the provider. If we were to enter into a CIA as part of a settlement with HHS-OIG in connection with any existing or future proceeding, these and other terms of a CIA could have a materially adverse effect on our business, financial condition, results of operations and/or cash flows.

We could fail to comply with laws and regulations regarding patient privacy and patient information security that could subject us to civil and criminal penalties or harm our results of operations.

There have been numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security standards related to patient information. In particular, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain provisions that required us to implement and, in the future, may require us to implement additional costly electronic media security systems and to adopt new business practices designed to protect the privacy and security of each of our patient’s health and related financial information. Such privacy and security regulations impose extensive administrative, physical and technical requirements on us, restrict our use and disclosure of certain patient health and financial information, provide patients with rights with respect to their health information and require us to enter into contracts extending many of the privacy and security regulatory requirements to third parties that perform duties and services on our behalf. We are also required to make certain expenditures to help ensure our continued compliance with such laws and regulations and, in the future, such expenses could negatively impact our results of operations. The American Recovery and Reinvestment Act of 2009, referred to as the Economic Stimulus Act, included provisions for heightened enforcement of HIPAA and stiffer penalties for HIPAA violations. If we violate or fail to comply with any such laws or regulations, we could be subject to civil and criminal penalties or it might be necessary for us to increase the personnel, financial and technological resources we devote to our operations to achieve compliance. Moreover, a violation or failure to comply with any such laws or regulations could cause harm to our reputation which, in turn, could result in our patients seeking health care services at facilities that are not operated by us. If any of the foregoing events were to occur, our business and results of operations could be harmed.

If any of our existing health care facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under the Medicare, Medicaid and other federal and state health programs, which could harm our business and adversely affect our results of operations.

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

Our operations are subject to occupational health, safety and other similar regulations and failure to comply with such regulations could harm our business and results of operations.

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

We could fail to comply with the federal Emergency Medical Treatment and Active Labor Act of 1986, or EMTALA, which could subject us to civil monetary penalties or cause us to be excluded from participation in the Medicare program.

All of our facilities are subject to EMTALA, which requires every hospital participating in the Medicare program to conduct a medical screening examination of each person presented for treatment at its emergency room. If a patient is in active labor or suffering from an emergency medical condition, the hospital must either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition, regardless of the patient’s ability to pay for care. EMTALA imposes severe penalties if a hospital fails to screen, appropriately stabilize or transfer a patient, or if a hospital delays service while first inquiring about the patient’s ability to pay. Such penalties include, but are not limited to, civil monetary penalties and exclusion from participation in the Medicare program. In addition to civil monetary penalties, an aggrieved patient, a patient’s family or a medical facility that ultimately suffers a financial loss as a direct result of a transferring hospital’s EMTALA violation can commence a civil suit under EMTALA. Although we believe that our facilities comply with EMTALA, there can be no assurances that claims will not be brought against us and, if successfully asserted against one or more of our hospitals, such claims could adversely affect our business and results of operations.

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

Continued weak economic conditions could adversely impact our business and results of operations.

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

The principal collection risks for our accounts receivable relate to uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts required by the applicable agreement but patient responsibility amounts (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.) remain outstanding. Our provision for doubtful accounts provides for, among other things, amounts due from such patients. The determination of the amount of our provision for doubtful accounts is based on, among other things, our assessment of historical cash collections and accounts receivable write-offs, expected net collections, business and economic conditions, trends in federal, state and private employer health care coverage and other relevant key indicators. If we experience significant increases in uninsured and underinsured patients and/or uncollectible accounts receivable, our results of operations could be adversely affected.

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

The Health Care Reform Act seeks to decrease, over time, the uninsured population. Among other things, the Health Care Reform Act will, effective January 1, 2014, expand Medicaid eligibility and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. Even after full implementation of the Health Care Reform Act, we may continue to experience a high level of uncollectible accounts and provide discounts to, and charity care for, certain individuals who are not enrolled in a health care program under the law.

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

Pressure on federal and state programs, which has increased as a result of the prolonged economic downturn, may also impact the availability of taxpayer funds for the Medicare and Medicaid programs. For example, a number of states are experiencing substantial budget shortfalls and, as a result, have adopted legislation, or are considering legislation, designed to reduce their Medicaid expenditures and/or reduce the number of Medicaid enrollees. We are unable to predict the potential effects that future government health care funding policy changes will have on our operations. Moreover, in response to the Health Care Reform Act and state budgetary fiscal pressures, many states are seeking waivers and demonstration program approval from CMS with respect to their Medicaid programs. The proposals are varied and include, among other things, features such as mandatory managed care, capitated managed care and a prioritized list of health care services to define a state program’s benefit package. We cannot predict which, if any, of these or other waivers and demonstrations will be permitted within the states where we operate. If the rates paid by government payors are reduced or if the scope of services covered by government payors is limited, our business and results of operations could be adversely affected.

In addition to changes in government reimbursement programs, third party payors, including managed care health plans, are increasingly demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through, among other means, capitation arrangements under which health care providers are paid a fixed fee per enrolled participant, regardless of the level of services provided to that participant. Efforts by third parties to aggressively manage reimbursement levels and enforce stringent cost controls are expected to continue. In fact, as the Health Care Reform Act is implemented over time, third party payors may increasingly demand reduced fees. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms that are favorable to us. It would harm our business if we were unable to enter into arrangements with managed care health plans on economic terms that are acceptable to us. Material reductions in the payments that we receive for our services or difficulties collecting our accounts receivable from managed care health plans could each adversely affect our business and results of operations.

If unfavorable Medicare or Medicaid reimbursement changes result from the Budget Control Act of 2011, our business and results of operations could be harmed.

The Budget Control Act of 2011, or the BCA, was enacted on August 2, 2011. Among other things, the BCA (i) increased the federal debt ceiling by approximately $900 billion and (ii) immediately cut and capped federal discretionary spending, excluding the Medicare and Medicaid programs, thereby saving an estimated $917 billion over the next ten years. The BCA also established the Joint Select Committee on Deficit Reduction (the “Deficit Reduction Committee”), a twelve-member bipartisan joint committee of Congress. The primary goal of the Deficit Reduction Committee was to propose legislation by November 23, 2011 to further reduce the federal deficit by $1.5 trillion over the next ten years. Those deficit reduction measures were expected to be in addition to those already contained in the Health Care Reform Act. Pursuant to the BCA, if the legislation proposed by the Deficit Reduction Committee was not approved by Congress by December 23, 2011 and enacted into law by January 15, 2012 or if the Congressionally approved legislation did not achieve a federal deficit reduction in an amount of at least $1.2 trillion, then spending cuts aggregating $1.2 trillion over the next ten years (less any amount that resulted from earlier Congressional action) would automatically begin in January 2013. The Deficit Reduction Committee failed to propose legislation by December 23, 2011. Therefore, the reductions and spending cuts dictated by the BCA, which are required to be split equally between defense and non-defense programs, are scheduled to take effect beginning in

January 2013. Payments to Medicare providers are included in the automatic spending cuts; however, the BCA provides that Medicare payments may be reduced by no more than 2% and certain other programs, including Medicaid, would be exempt from the automatic spending cuts. At this time, we are unable to determine how the automatic Congressional spending cuts will affect Medicare and Medicaid reimbursement in the future; however, significant reimbursement reductions or other program modifications that result from the BCA could harm our business and results of operations.

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

As of December 31, 2011, we had approximately $3.6 billion of long-term debt and capital lease obligations, as well as availability of $400.3 million under a long-term revolving credit facility. Our ability to service, repay or refinance our indebtedness or secure additional capital resources to fund our operational, acquisition and other growth strategies will depend on, among other things, our future operating performance. Those operating results may be affected by general economic, competitive, regulatory, business and other factors beyond our control. We believe that our future cash flow from operating activities, together with currently available and potentially new financing arrangements, will be sufficient to fund our operating, strategic growth, capital expenditure and debt service requirements. However, if we fail to meet our financial obligations or if supplemental financing is not available to us on satisfactory terms when needed, our business could be harmed.

Our substantial leverage, debt service requirements and covenant restrictions/limitations could have other important consequences to us, including, but not limited to, the following:

•

Our senior secured credit facilities, which are described at Note 2 to the Consolidated Financial Statements in Item 8 of Part II, and the indentures governing our senior notes and our convertible senior subordinated notes contain, and any future debt obligations that we incur will likely contain, covenants and restrictions that, among other things, require us to maintain compliance with certain financial ratios. If we do not comply with these or other financial covenants in those arrangements, an event of default may result, which, if not cured or waived, could require us to immediately repay or refinance our indebtedness. Additionally, an event of default under our senior secured credit facilities would permit the lenders to terminate all commitments to extend further credit to us under such facility. Furthermore, if we become unable to repay the amounts due and payable under our senior secured credit facilities, the lenders could proceed against the collateral granted to them to secure that indebtedness. In the event that our lenders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. Moreover, covenant violations could also subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

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

•

In the event of higher interest rates in the marketplace or if we fail to timely register certain of our debt with the Securities and Exchange Commission, as described at Note 2(b) to the Consolidated Financial Statements in Item 8 of Part II, we could be exposed to higher interest and financing costs on our variable rate long-term borrowings.

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

•	Our flexibility in planning for, or reacting to, changes in our business and the health care industry may be limited.

•	We may be at a disadvantage in the markets where our hospitals and other health care facilities operate when compared to our competitors and peers that have less debt or less restrictive covenants.

•	We may be limited in our ability to obtain financing in the future for working capital, capital expenditures, acquisitions or other purposes on acceptable terms on a timely basis, or at all.

The terms of our senior secured credit facilities and the indentures governing our senior notes and our convertible senior subordinated notes restrict our current and future operations, particularly our ability to take certain actions, which could harm our business.

Our senior secured credit facilities and the indentures governing our senior notes and our convertible senior subordinated notes contain a number of restrictive covenants that impose significant operational and financial restrictions on us and may limit our ability to engage in activities that may be in our long-term best interest. Among other things, those covenants impose restrictions on our ability to:

•	incur additional indebtedness;

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	consolidate, merge or sell all or substantially all of our assets;

•	incur liens;

•	grant additional security interests and provide new guarantees;

•	enter into transactions with affiliates;

•	enter into sale-leaseback transactions;

•	invest in joint ventures and make capital expenditures; and

•	alter the businesses we conduct.

As a result of these restrictions, we may be: (i) limited in how we conduct our business; (ii) unable to raise additional debt or equity financing when necessary or desirable; or (iii) unable to compete effectively or take advantage of new business opportunities. These restrictions could materially affect our ability to grow our business in accordance with our strategic operational and growth initiatives, which would harm our business.

If credit markets become unstable and we are not able to access them to obtain financing on commercially reasonable terms when needed or desirable, our business could be materially harmed and our results of operations could be adversely affected.

Our ability to secure additional capital resources to fund our operational and growth strategies may depend on our ability to access the credit markets. During the past few years, credit markets have experienced unstable conditions and, for a period of time, they were essentially unavailable due to a severe banking crisis. We cannot predict whether we will be able to access the credit markets when necessary or desirable. If we are not able to access credit markets and obtain financing on commercially reasonable terms when needed, our business could be materially harmed and our results of operations could be adversely affected.

We are presently the subject of legal proceedings that, if resolved unfavorably, could have an adverse effect on us.

We are a party to various ongoing government investigations, legal proceedings and other related matters, which are described under “Legal Proceedings” in Item 3 and Note 13 to the Consolidated Financial Statements in Item 8 of Part II. Those proceedings include, among other things, government investigations. Should an unfavorable outcome occur in some or all of our current legal proceedings, or if successful claims and other actions are brought against us in the future, there could be a materially adverse effect on our financial position, results of operations and liquidity.

As described above in further detail, government investigations, as well as qui tam lawsuits, may lead to material fines, penalties, damages payments or other sanctions, including exclusion from government health care programs. Settlements of lawsuits involving Medicare and Medicaid issues routinely require both monetary payments and corporate integrity agreements, each of which could have a materially adverse effect on our business, financial condition, results of operations and/or cash flows.

We may incur liabilities not covered by our insurance or which exceed our insurance limits, or a party to our insurance program could become insolvent or otherwise not meet its contractual obligations.

In the ordinary course of business, our subsidiary hospitals and other health care facilities and our employed physicians are subject to medical malpractice lawsuits, product liability lawsuits and other legal actions. Some of these actions may involve large claims, as well as significant defense costs. We self-insure a substantial portion of our professional liability risks. Based on our past experience and current actuarial estimates, we believe that our insurance coverage and our self-insurance reserves are sufficient to cover claims arising from the operations of our subsidiary hospitals and other health care facilities and our physician practices. However, if payments for indemnity claims and related expenses exceed our estimates or if payments are required to be made by us that are not covered by insurance, our business could be harmed and our results of operations could be adversely impacted. Also, one or more of the unrelated insurance and reinsurance companies that provide us coverage could become insolvent or otherwise be unable to fulfill their contractual obligations to us, each of which could adversely affect our business and results of operations.

Our facilities are heavily concentrated in Florida, Mississippi and Tennessee, which makes us sensitive to regulatory, economic and competitive changes in those states, as well as the harmful effects of hurricanes and other severe weather activity in regions in and around the Gulf of Mexico.

As of December 31, 2011, we operated 66 hospitals, including 42 in Florida, Mississippi and Tennessee. Our home office is also located in Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in Florida, Mississippi or Tennessee could have a disproportionate effect on our business and results of operations.

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

The economies in the non-urban communities where our hospitals operate are often dependant on a small number of large employers. Those employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals and other health care facilities for their care. The failure of one or more large employer or the closure or substantial reduction in the number of individuals employed at facilities located in or near the communities where our hospitals operate, could cause affected employees to move elsewhere to seek employment or lose insurance coverage that was otherwise available to them. The occurrence of these events could adversely affect our revenue and results of operations, thereby harming our business.

Our growth strategy depends, in part, on acquisitions. However, we may not be able to continue to acquire hospitals and other ancillary health care businesses that meet our target criteria. We may also have difficulty acquiring hospitals from not-for-profit entities due to regulatory scrutiny and other restrictions.

Acquisitions of general acute care hospitals and other ancillary health care businesses in non-urban markets are part of our overall growth strategy. We face competition for potential acquisition targets primarily from other for-profit health care companies. Some of our competitors have greater resources than we do. Additionally, many states have enacted, or from time to time consider enacting, laws that affect the conversion or sale of not-for-profit hospitals to for-profit entities. These laws generally require prior approval from state attorneys general, advance notification and community involvement. Moreover, attorneys general in states without specific conversion legislation may exercise broad discretionary authority over such transactions. Although the level of government involvement varies from state to state, the trend is to provide increased regulatory review and, in some cases, approval of a transaction where a not-for-profit entity sells a health care facility to a for-profit entity. The adoption of new or expanded conversion legislation, increased review of not-for-profit hospital conversions or our inability to effectively compete against other potential buyers could make it more difficult for us to acquire hospitals and other ancillary health care businesses, increase our acquisition costs and/or make it difficult for us to complete acquisitions that otherwise meet our target criteria, any of which could adversely affect our growth strategy and results of operations.

The Health Care Reform Act restricts our ability to enter into new joint ventures with physicians and subjects our existing joint ventures to substantial limitations. Because these joint ventures were an important part of our growth strategy prior to the enactment of the Health Care Form Act, the new restrictions may have an adverse effect on our business.

At a number of our hospitals, we have partnered with local physicians in the ownership of the facility. Such arrangements were entered into under a provision of the Stark law that allowed physicians to invest in an entire hospital, such provision is commonly referred to as the “whole hospital” exception. The Health Care Reform Act changed the whole hospital exception such that existing physician investments in a whole hospital are only permitted to continue under a grandfather clause if the arrangement satisfies certain requirements. However, physicians are now prohibited from increasing their aggregate ownership percentage in any grandfathered joint venture hospital and/or entering into new hospital joint ventures. Additionally, the Health Care Reform Act restricts the ability of existing physician-owned hospitals to expand the number of operating rooms, procedure rooms and licensed beds that they operate. Prior to the passage of the Health Care Reform Act, joint ventures with physician partners had been an important component of our growth strategy. Our inability to enter into future hospital joint ventures with physicians may slow our strategic growth plans. Moreover, we may be unable to expand the services at our affected hospitals and/or effectively compete in certain markets if the Health Care Reform Act or other laws and regulations materially restrict our grandfathered joint venture hospitals from increasing their operating rooms, procedure rooms and licensed beds, each of which could adversely affect our results of operations and harm our business.

We may fail to improve or integrate the operations of the hospitals we acquire, which could harm our results of operations.

Prior to their acquisition, most of the hospitals we acquire were experiencing operating losses or had significantly lower operating margins than the hospitals we operate. We may be unable to timely and effectively integrate the hospitals that we acquire with our ongoing operations or we may experience delays implementing operating procedures and systems at those hospitals. Integrating a new hospital can be expensive and time consuming and could disrupt our ongoing business, negatively affect our cash flow and distract management and other key personnel. Acquired hospitals require transitions from, and the integration of, operations, personnel and information systems. If we are unable to improve the operating margins of the hospitals we acquire, operate such hospitals profitably or effectively and timely integrate their operations, our results of operations could be harmed.

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

Hospitals and other ancillary health care businesses that we acquire may have unknown or contingent liabilities, including, but not limited to, liabilities for failure to comply with health care laws and regulations, medical and general professional liabilities, workers’ compensation liabilities, tax liabilities and liabilities for unacceptable business practices. Although we typically exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers for these matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the pre-acquisition activities of the hospitals and other ancillary health care facilities that we acquire. Such liabilities and related legal or other costs could harm our business and results of operations.

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

In recent years, the number of quality measures that hospitals are required to report publicly has increased. CMS publishes performance data related to quality measures and data on patient satisfaction surveys that hospitals submit in connection with the Medicare program. Federal law provides for the future expansion of the number of quality measures that must be reported. Additionally, the Health Care Reform Act requires all hospitals to annually establish, update and make public a list of their standard charges for products and services. If any of our hospitals achieve poor results on their quality measures or patient satisfaction surveys (or results that are lower than our competitors) or if our standard charges are higher than our competitors, our patient volume could decline because patients may elect to use competing hospitals or other health care providers that have better metrics and pricing. This circumstance could harm our business and results of operations.

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

Additionally, we could find it difficult to attract an adequate number of physicians to practice in certain of the non-urban communities where our hospitals are located. An inability to recruit physicians to those communities or the loss of physicians in those communities could make it difficult to attract patients to our hospitals and thereby harm our business and results of operations. On a national level, a shortage of physicians is a possible unintended consequence of the Health Care Reform Act. The millions of uninsured individuals who will obtain insurance under the new law will eventually be in need of primary care and other physicians, whose numbers may not increase proportionately. In the future, this shortage may require us to enhance wages and benefits to recruit and retain qualified physicians or require us to hire expensive temporary and per diem personnel.

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

We are highly dependent on our experienced medical support personnel, including nurses, pharmacists and lab technicians, seasoned local hospital management and other medical personnel. We compete with other health care providers to recruit and retain these health care professionals. On a national level, a shortage of nurses and certain other medical support personnel has been a significant operating issue for a number of health care providers. In the future, this shortage may require us to enhance wages and benefits to recruit and retain such personnel or require us to hire expensive temporary and per diem personnel. Additionally, to the extent that a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. Certain proposed changes in federal labor laws, such as the Employee Free Choice Act of 2009, could increase the likelihood of unionization at our facilities. If our wages and related expenses rise, we may not be able to correspondingly increase our reimbursement rates. Our inability to recruit and retain qualified hospital management, nurses and other medical support personnel or our inability to modulate labor costs could adversely affect our results of operations and harm our business.

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

The performance of our proprietary management information system, known as the Pulse System®, is critical to our business operations. Any failure that causes a material interruption in the availability of the Pulse System® could adversely affect our operations or delay our cash collections. Although we have implemented antivirus, network security and disaster recovery measures, our servers could become vulnerable to computer viruses, break-ins, disruptions from unauthorized tampering, hurricane-related failures and other extreme weather conditions. Any of these circumstances could result in interruptions, delays, the loss or corruption of data, or a general lack of availability of the Pulse System®, each of which could harm our business and results of operations. Moreover, in the event of a failure of the Pulse System®, we may be required to devote substantial personnel, financial and technological resources to correct any then existing deficiencies and/or enhance the system design to prevent such a failure from occurring again in the future, which could also harm our business and results of operations.

If we fail to effectively and timely implement electronic health record systems, our operations could be harmed.

As required by the portion of the Economic Stimulus Act commonly referred to as “HITECH,” CMS has developed and is implementing an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified electronic health record technology. HHS is using the Provider Enrollment, Chain and Ownership System, or PECOS, to verify Medicare enrollment prior to making electronic health record incentive program payments. If our hospitals or physicians are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing an electronic health record system. Further, beginning in federal fiscal year 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified electronic health record technology will be subject to reduced payments from Medicare. Any failure by us to effectively implement an electronic health record system in a timely manner, or maintain currently compliant systems, could have an adverse effect on our results of operations.

HITECH provides that patients have the right to receive information regarding their treatment and the payments made for their health care services during the three years prior to their request. HHS released a proposed rule on May 31, 2011 that would require hospitals and health care professionals to keep records about not only disclosures of, but also internal access to, certain patient health records. If implemented, such proposed rule would mean, among other things, that patients would have a right to request the names of every person who viewed their records. If implemented in its current form, the proposed rule could require us to devote significant resources to further enhance our recordkeeping systems.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

The table below presents certain information with respect to our hospitals as of December 31, 2011. For more information regarding the utilization of our facilities, see “Business - Selected Operating Statistics” in Item 1.

Hospital	City	Licensed Beds	Operational Status	Date Acquired

Alabama
Riverview Regional Medical Center (1)	Gadsden	281	Owned	July 1991
Stringfellow Memorial Hospital (1)	Anniston	125	Leased	January 1997

Arkansas
Summit Medical Center (1)	Van Buren	103	Leased	May 1987
Sparks Health System	Fort Smith	492	Owned	December 2009

Florida
Highlands Regional Medical Center	Sebring	126	Leased	August 1985
Heart of Florida Regional Medical Center (1)	Greater Haines City	194	Owned	August 1993
Sebastian River Medical Center	Sebastian	154	Owned	September 1993
Charlotte Regional Medical Center	Punta Gorda	208	Owned	December 1994
Brooksville Regional Hospital (1)	Brooksville	120	Leased	June 1998
Spring Hill Regional Hospital (1)	Spring Hill	124	Leased	June 1998
Lower Keys Medical Center	Key West	167	Leased	May 1999
Pasco Regional Medical Center (1)	Dade City	120	Owned	September 2000
Lehigh Regional Medical Center	Lehigh Acres	88	Owned	December 2001
Santa Rosa Medical Center	Milton	129	Leased	January 2002
Seven Rivers Regional Medical Center	Crystal River	128	Owned	November 2003
Peace River Regional Medical Center	Port Charlotte	219	Owned	February 2005
Venice Regional Medical Center	Venice	312	Owned	February 2005
Bartow Regional Medical Center	Bartow	72	Owned	April 2005
St. Cloud Regional Medical Center (1)	St. Cloud	84	Owned	February 2006
Physicians Regional Medical Center-Pine Ridge	Naples	101	Owned	May 2006
Physicians Regional Medical Center-Collier Boulevard	Naples	100	Owned	Not applicable (2)
Shands Lake Shore Regional Medical Center (1)	Lake City	99	Leased	July 2010
Shands Live Oak Regional Medical Center (1)	Live Oak	15	Owned	July 2010
Shands Starke Regional Medical Center (1)	Starke	25	Owned	July 2010
Wuesthoff Medical Center - Rockledge	Rockledge	298	Owned	October 2010
Wuesthoff Medical Center - Melbourne	Melbourne	115	Owned	October 2010

Georgia
East Georgia Regional Medical Center (1)	Statesboro	150	Owned	October 1995
Walton Regional Medical Center (3)	Monroe	77	Owned	September 2003
Barrow Regional Medical Center	Winder	56	Owned	January 2006

Kentucky
Paul B. Hall Regional Medical Center (1)	Paintsville	72	Owned	January 1979

Mississippi
Biloxi Regional Medical Center	Biloxi	198	Leased	September 1986
Natchez Community Hospital (1)	Natchez	101	Owned	September 1993
Northwest Mississippi Regional Medical Center	Clarksdale	195	Leased	January 1996
Crossgates River Oaks Hospital	Brandon	149	Leased	January 1997
River Oaks Hospital	Flowood	160	Owned	January 1998
Woman’s Hospital at River Oaks	Flowood	109	Owned	January 1998
Central Mississippi Medical Center	Jackson	429	Leased	April 1999
Madison River Oaks Medical Center (4)	Canton	67	Owned	January 2003
Gilmore Memorial Regional Medical Center	Amory	95	Owned	December 2005
Gulf Coast Medical Center (5)	Biloxi	144	Inactive	Not applicable
Tri-Lakes Medical Center (1)	Batesville	112	Owned	May 2011

Missouri
Twin Rivers Regional Medical Center	Kennett	116	Owned	November 2003
Poplar Bluff Regional Medical Center (1) (6)	Poplar Bluff	423	Owned	November 2003

Hospital	City	Licensed Beds	Operational Status	Date Acquired

North Carolina
Lake Norman Regional Medical Center (1)	Mooresville	123	Owned	January 1986
Sandhills Regional Medical Center	Hamlet	64	Owned	August 1987
Davis Regional Medical Center	Statesville	143	Owned	October 2000

Oklahoma
Medical Center of Southeastern Oklahoma (1)	Durant	148	Owned	May 1987
Midwest Regional Medical Center (1)	Midwest City	255	Leased	June 1996

Pennsylvania
Heart of Lancaster Regional Medical Center (1)	Lititz	148	Owned	July 1999
Lancaster Regional Medical Center (1)	Lancaster	214	Owned	July 2000
Carlisle Regional Medical Center (1)	Carlisle	165	Owned	June 2001

South Carolina
Carolina Pines Regional Medical Center (1)	Hartsville	116	Owned	September 1995
Chester Regional Medical Center	Chester	82	Leased	October 2004

Tennessee
Jamestown Regional Medical Center	Jamestown	85	Owned	January 2002
University Medical Center (1)	Lebanon	245	Owned	November 2003
Harton Regional Medical Center (1)	Tullahoma	135	Owned	November 2003
Physicians Regional Medical Center (7)	Knoxville	419	Owned	September 2011
Turkey Creek Medical Center	Knoxville	101	Owned	September 2011
Jefferson Memorial Hospital	Jefferson City	58	Leased	September 2011
Newport Medical Center (7)	Newport	130	Owned	September 2011
LaFollette Medical Center	LaFollette	66	Leased	September 2011
North Knoxville Medical Center	Powell	108	Owned	September 2011
St. Mary’s Medical Center of Scott County (8)	Oneida	25	Leased	September 2011
Riverside hospital campus	Knoxville	293	Owned/Inactive	September 2011

Texas
Dallas Regional Medical Center at Galloway	Mesquite	202	Owned	January 2002

Washington
Yakima Regional Medical and Cardiac Center (1)	Yakima	214	Owned	August 2003
Toppenish Community Hospital (1)	Toppenish	63	Owned	August 2003

West Virginia
Williamson Memorial Hospital (1)	Williamson	76	Owned	June 1979

Total licensed beds at December 31, 2011		10,330

(1)

As of December 31, 2011, this hospital is partially owned by local physicians and/or other health care entities; however, we continue to own the majority equity interest in such hospital and manage its day-to-day operations. Subsequent to December 31, 2011, we repurchased all of the minority equity interests in respect of Poplar Bluff Regional Medical Center.

(2)	De novo hospital that we opened on February 5, 2007.
(3)

We are contractually obligated to build a replacement hospital at this location no later than December 31, 2012. Construction is underway and the new hospital is expected to open during the quarter ending June 30, 2012.

(4)	Madison River Oaks Medical Center is a newly constructed hospital that we opened in May 2011 to replace our predecessor hospital in Canton, Mississippi.
(5)

We have applied to the Mississippi State Department of Health for a certificate of need that would allow us to transfer these licensed beds to a hospital that we would build in the Biloxi, Mississippi marketplace.

(6)

Poplar Bluff Regional Medical Center consists of a north campus (a 213-bed building that we lease) and a south campus (a 210-bed building that we own). We are currently building a new general acute care hospital in Poplar Bluff, Missouri that will ultimately replace our south campus facility. We expect that the new 250-bed hospital will open during the quarter ending March 31, 2013.

(7)	The number of licensed beds includes ancillary facilities.
(8)	The lease agreement at this hospital expires in May 2012 and will not be renewed or otherwise modified.

As indicated in the above table, we currently lease certain facilities pursuant to long-term leases that provide us with the exclusive right to use and control each hospital’s operations. The facilities we lease and the corresponding year of lease expiration are as follows: Highlands Regional Medical Center (2025), Biloxi Regional Medical Center (2040), Summit Medical Center (2028), Northwest Mississippi Regional Medical Center (2035), Midwest Regional Medical Center (2035), Crossgates River Oaks Hospital (2026), Brooksville Regional Hospital/Spring Hill Regional Hospital (2043), Central Mississippi Medical Center (2040), Lower Keys Medical Center (2029), Chester Regional Medical Center (2034), Santa Rosa Medical Center (2045), Stringfellow Memorial Hospital (2048), Shands Lake Shore Regional Medical Center (2040), Jefferson Memorial Hospital (2021), LaFollette Medical Center (2015) and the north campus at Poplar Bluff Regional Medical Center (2014).

Our home office is in an office building complex in Naples, Florida that we own. We use approximately 36% of the complex and lease the remaining space. We have engaged an outside property management company to manage the office complex on our behalf.

As discussed at Note 10 to the Consolidated Financial Statements in Item 8 of Part II, we (i) closed the Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas on June 1, 2008 and (ii) acquired the Riverside hospital campus, which is a shuttered facility in Knoxville, Tennessee, as part of a transaction with Mercy Health Partners, Inc. that we completed on September 30, 2011. We are currently evaluating various disposal alternatives for these idle facilities; however, the timing of such divestitures has not yet been determined. Additionally, we lease a building in Canton, Mississippi where our hospital was previously located and we are currently considering several alternatives for this lease arrangement that expires in 2042.

As discussed at Note 2 to the Consolidated Financial Statements in Item 8 of Part II, our senior secured credit facilities with a syndicate of banks, 6.125% Senior Notes due 2016 and a $10.0 million secured demand promissory note with a bank are all secured by a significant portion of our real property.

We believe that our facilities are suitable and adequate for our needs.

Item 3.   Legal Proceedings.

We operate in a highly regulated and litigious industry. As a result, we have been, and expect to continue to be, subject to various claims, lawsuits, government investigations and regulatory proceedings. The ultimate resolution of these matters, individually or in the aggregate, could have a materially adverse effect on our business, financial condition, results of operations and/or cash flows. We are currently a party to a number of legal and regulatory proceedings, including those described below.

Ascension Health Lawsuit.   On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Item 3) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U.S. District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied. On June 15, 2011, the case was stayed pending resolution of the appellate process. On July 8, 2011, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit (Case Number: 11-13069). Oral argument is scheduled for the week of April 30, 2012.

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe Health Management breached a confidentiality agreement. Accordingly, we will continue to vigorously defend Health Management against the allegations, including the pending appeal. We do not believe that the final outcome of this matter will be material.

Medicare/Medicaid Billing Lawsuits.    On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On September 27, 2010, the defendants moved to dismiss the first amended complaint for failure to state a claim with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and failure to state a claim upon which relief can be granted pursuant to Rule 12(b)(6) of those federal rules. On November 11, 2010, the plaintiff filed a memorandum of law in opposition to the defendants’ motion to dismiss. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint on the same bases set forth in their earlier motion to dismiss. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permits the plaintiff to file an amended complaint within 21 days. If the plaintiff amends the complaint, we will vigorously defend Health Management and its subsidiary against the allegations. We do not believe that the final outcome of this matter will be material.

On December 13, 2011, the U.S. District Court for the Middle District of Tennessee ordered that a qui tam lawsuit entitled United States ex rel. Kevin Dennis, et al. v. Health Management Associates, Inc. et al. (Case No. 3:09-cv-00484) be partially unsealed and served on the defendants and that certain other contents of the court’s file remain under seal. To date, we have not been served with the complaint. The complaint was filed under seal on or about May 27, 2009 and alleges that, among other things, the defendants erroneously submitted claims to Medicare and other health care programs funded by the federal government and the State of Tennessee and that those claims were falsely certified to be in compliance with the Stark law, the Anti-Kickback Statute and the analogous laws of the State of Tennessee. The plaintiffs’ complaint further alleges that the defendants’ conduct violated the False Claims Act and the Tennessee Medicaid False Claims Act. The plaintiff seeks recovery in the amount of triple the amount of the actual damages that the United States and the State of Tennessee have sustained as a result of the defendants’ alleged fraudulent and illegal recruitment and billing practices, a civil penalty for each alleged false claim that the defendants presented or caused to be presented to the United States or the State of Tennessee, and a civil penalty for each of the defendants’ acts that allegedly violated the Tennessee Medicaid False Claims Act, as well as unspecified compensatory and punitive damages. On December 7, 2011, the State of Tennessee notified the court of its decision not to intervene in the action and, on December 8, 2011, the United States notified the court that it was also declining to intervene. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

Governmental Matters.   Several Health Management hospitals received letters during the second half of 2009 requesting information in connection with a U.S. Department of Justice (“DOJ”) investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. We believe that the DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and we are cooperating with the investigation. To date, the DOJ has not asserted any monetary or other claims against the Health Management hospitals in this matter. Based on the aggregate billings for inpatient kyphoplasty procedures during the period under review that were performed at the Health Management hospitals subject to the DOJ’s inquiry, we do not believe that the final outcome of this matter will be material.

During September 2010, Health Management received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain Health Management hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by Health Management’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. We have, and will continue to, cooperate with the DOJ in its ongoing investigation, which could potentially give rise to claims against Health Management and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, we recently commenced an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against Health Management or its hospitals in this matter and, at this time, we are unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

The U.S. Department of Health and Human Services, Office of Inspector General (“HHS-OIG”) and the DOJ, including the Civil Division and U.S. Attorney’s Offices in the Eastern District of Pennsylvania, the Middle District of Florida, the Eastern District of Oklahoma, the Middle District of Tennessee, the Western District of North

Carolina, the District of South Carolina and the Middle District of Georgia, are currently investigating Health Management and certain of its subsidiaries (HHS-OIG and the DOJ are collectively referred to as “Government Representatives”). We believe that such investigations relate to the Anti-Kickback Statute, the Stark law and the False Claims Act and are focused on: (i) physician referrals, including financial arrangements with our whole-hospital physician joint ventures; (ii) the medical necessity of emergency room tests and patient admissions, including whether Pro-Med software has led to any medically unnecessary tests or admissions; and (iii) the medical necessity of certain surgical procedures. We further believe that the investigations may have originated as a result of qui tam lawsuits filed on behalf of the United States. In connection with the investigations, HHS-OIG served subpoenas on Health Management on May 16, 2011 and July 21, 2011 requesting records. Additionally, Government Representatives have interviewed both our current and former employees. We are conducting internal investigations and have met with Government Representatives on numerous occasions to respond to their inquiries. We believe that the HHS-OIG subpoenas, which apply system-wide, may have been served pursuant to the authority of HHS-OIG to investigate health care fraud.

On February 22, 2012 and February 24, 2012, HHS-OIG served subpoenas on certain Health Management hospitals relating to those hospitals’ relationships with Allegiance Health Management, Inc. (“Allegiance”). Allegiance, which is unrelated to Health Management, is a post acute health care management company that provides intensive outpatient psychiatric (“IOP”) services to patients. The Health Management hospitals that were served subpoenas were: (i) Central Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the Health Management hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the Health Management hospitals; (iv) documents relating to employees, physicians and therapists who were involved in the provision of IOP services provided by Allegiance at the Health Management hospitals; and (v) other documents related to Allegiance including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. We believe that HHS-OIG has served similar subpoenas on other non-Health Management hospitals that had contracts with Allegiance. We intend to comply with the investigations. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

In addition to the abovementioned subpoenas and investigations, certain of our hospitals have received other requests for information from state and federal agencies. We are cooperating with all of the ongoing investigations by collecting and producing the requested materials. Because a large portion of our government investigations are in their early stages, we are unable to evaluate the outcome of such matters or determine the potential impact, if any, that could result from their final resolution.

Class Action Lawsuits.    On or about January 25, 2012, Health Management, certain of its executive officers and one of its directors were named as defendants in an action entitled Miklen Sapssov v. Health Management Associates, Inc. et al., which was filed in the U. S. District Court for the Middle District of Florida (No. 2:12-CV-00046). This action purports to be brought on behalf of stockholders who purchased our common stock during the period July 27, 2009 through January 9, 2012. The plaintiff alleges, among other things, that Health Management and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making allegedly false and misleading statements in certain public disclosures regarding our business and financial results. The plaintiff alleges that our financial performance was based, in part, on improper billing practices. The plaintiff seeks unspecified damages. A substantially similar purported class action lawsuit, entitled Norfolk County Retirement System v. Health Management Associates, Inc., et al., was filed against the same defendants on or about February 2, 2012 in the U. S. District Court for the Middle District of Florida (No. 8:12-CV-00228). We intend to vigorously defend Health Management against the allegations in these matters. Because the abovementioned lawsuits are in their early stages, we are unable to evaluate their outcome or determine the potential impact, if any, that could result from their final resolution.

Wrongful Termination Lawsuit.    On or about October 19, 2011, a wrongful termination action was commenced against us by Paul Meyer, our former Director of Compliance. That litigation, entitled Meyer v. Health Management Associates, Inc., was commenced in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida (Case No. 11-25334(09)). The plaintiff seeks unspecified compensatory and punitive damages. On November 18, 2011, we removed the case to the United States District Court, Southern District of Florida, Fort Lauderdale Division (Case No. 0:11-cv-62479-RNS). On January 20, 2012, the case was remanded to the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Mr. Meyer was terminated after insubordinately refusing to cooperate with our efforts to comply with our obligations under a government subpoena by refusing to return documents belonging to us that were in his possession. Moreover, Mr.

Meyer’s failure to cooperate with us in response to a subpoena was contrary to both the intent and purpose of our compliance department and our company-wide compliance program. We have filed a counterclaim against Mr. Meyer for breach of contract, conversion and breach of duty of loyalty. We intend to vigorously defend against the wrongful termination allegations made by Mr. Meyer and we do not believe that the final outcome of this matter will be material.

Other.   We are also a party to various other legal actions arising out of the normal course of our business. Due to the inherent uncertainties of litigation and dispute resolution, we are unable to estimate the ultimate losses, if any, relating to each of our outstanding legal actions and other loss contingencies.

Also see “Critical Accounting Policies and Estimates – Professional Liability Risks” in Item 7 of Part II and Note 13 to the Consolidated Financial Statements in Item  8 of Part II.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities.

The common stock of Health Management Associates, Inc. (together with its subsidiaries hereinafter referred to as “we,” “our” or “us”) is listed on the New York Stock Exchange under the symbol “HMA.” As of February 17, 2012, there were 254,435,258 shares of our common stock held by approximately 900 record holders. The table below sets forth the high and low sales prices per share of our common stock on the New York Stock Exchange for each of the quarters during the years ended December 31, 2011 and 2010.

	High	Low
Year ended December 31, 2011:
First quarter	$11.07	$8.86
Second quarter	11.74	9.82
Third quarter	11.26	6.43
Fourth quarter	9.26	6.06

Year ended December 31, 2010:
First quarter	$9.12	$6.49
Second quarter	9.81	7.72
Third quarter	7.93	6.13
Fourth quarter	9.88	7.19

The debt agreements that we entered into as part of a long-term debt restructuring that was completed on November 18, 2011 (the “2011 Debt Restructuring”) and the indentures for certain of our other debt agreements restrict our ability to pay cash dividends. Further discussion of the 2011 Debt Restructuring and our long-term debt arrangements can be found at Note 2 to the Consolidated Financial Statements in Item 8.

At December 31, 2011, we had reserved a sufficient number of shares to satisfy the potential conversion of our convertible senior subordinated notes, which are discussed at Note 2(c) to the Consolidated Financial Statements in Item 8.

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for our stock-based compensation awards that vested during the three months ended December 31, 2011.

Month Ended	Total Number of Shares Purchased	Average Price Per Share

October 31, 2011	-	$-
November 30, 2011	-	-
December 31, 2011	18,969	8.27

Total	18,969

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

HEALTH MANAGEMENT ASSOCIATES, INC.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009	2008	2007

Net revenue (1)	$5,804,451	$5,092,166	$4,536,106	$4,278,604	$4,103,404
Income from continuing operations (1) (2) (3)	206,334	185,774	161,303	210,515	117,438
Income (loss) from discontinued operations, net of income taxes (3) (4)	(2,409)	(13,526)	2,638	(26,358)	396
Net income attributable to Health Management Associates, Inc. (2) (4)	178,710	150,069	138,182	168,149	117,508
Income from continuing operations attributable to Health Management Associates, Inc. common stockholders (per share-diluted)	$0.71	$0.65	$0.55	$0.80	$0.48
Weighted average number of shares outstanding - diluted	255,037	251,106	246,965	244,671	245,119
Cash dividends per common share (5)	$-	$-	$-	$-	$10.00

	December 31,
	2011	2010	2009	2008	2007

Total assets	$6,004,189	$4,910,085	$4,604,099	$4,554,232	$4,633,512
Long-term debt and capital lease obligations (5)	3,574,998	3,018,464	3,040,661	3,206,834	3,770,057
Redeemable equity securities	200,643	201,487	182,473	48,868	19,306
Stockholders’ equity, including noncontrolling interests (5)	785,116	533,486	361,620	285,811	71,836

(1)	Amounts exclude our discontinued operations, which are identified at Note 10 to the Consolidated Financial Statements in Item 8.

(2)

In connection with the 2011 Debt Restructuring, income from continuing operations for the year ended December 31, 2011 included (i) approximately $24.6 million of write-offs of deferred debt issuance costs and related other and (ii) $16.4 million of amortization and net fair value adjustment expense that is attributable to our interest rate swap contract. See Note 2 to the Consolidated Financial Statements in Item 8 for information regarding the 2011 Debt Restructuring and our long-term debt arrangements. Also included in income from continuing operations during 2011 were: (i) a $40.0 million first time benefit from the meaningful use measurement standard under various Medicare and Medicaid Healthcare Information Technology (“HCIT”) incentive programs; (ii) $12.9 million of expenses attributable to restructuring activities at Tennova Healthcare; and (iii) $9.5 million of costs for acquisitions and government investigations. See Notes 4 and 13 to the Consolidated Financial Statements in Item 8 for more information about certain of these matters. Income from continuing operations for the year ended December 31, 2008 included a gain of $161.4 million from the sale of a noncontrolling interest in our joint venture with Novant Health, Inc. and one or more of its affiliates (collectively, “Novant”). Additionally, income from continuing operations for the years ended December 31, 2009 and 2008 included net gains on the early extinguishment of debt of $16.2 million and $15.2 million, respectively.

(3)

Income from continuing operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 included amounts attributable to noncontrolling interests of approximately $25.2 million, $22.2 million $25.0 million, $16.1 million and $0.8 million, respectively. The corresponding amounts for discontinued operations were not material to the years presented.

(4)

The loss from discontinued operations for the year ended December 31, 2011 included a goodwill impairment charge of approximately $3.6 million from the termination of a lease agreement in respect of our hospital in Marathon, Florida. The loss from discontinued operations for the year ended December 31, 2010 included (i) a loss of $12.1 million from the sale of our general acute care hospital in Meridian, Mississippi and its related health care operations and (ii) a long-lived asset impairment charge of $8.4 million. Income from discontinued operations for the year ended December 31, 2009 included (i) a gain of $10.4 million from the restructuring of our joint venture with Novant and (ii) long-lived asset impairment charges of $4.6 million. See Notes 4 and 10 to the Consolidated Financial Statements in Item 8 for information regarding Novant and our discontinued operations, respectively. The loss from discontinued operations for the year ended December 31, 2008 included: (i) long-lived asset and goodwill impairment charges of $38.0 million; (ii) a gain of $42.0 million from the sale of a noncontrolling interest in our joint venture with Novant; and (iii) a charge of $7.9 million for the estimated cost of partially subsidizing certain third party physician practice losses. Income from discontinued operations for the year ended December 31, 2007 included a gain of $21.8 million from the sale of two Virginia-based general acute care hospitals and certain affiliated health care entities.

(5)

The 2011 Debt Restructuring, which is discussed at Note 2 to the Consolidated Financial Statements in Item 8, was completed on November 18, 2011. In connection with a recapitalization of our balance sheet, a special cash dividend of $10.00 per common share was paid during the year ended December 31, 2007. The special cash dividend, which aggregated approximately $2.43 billion, was financed through borrowings under our former credit facilities.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “could,” “plan,” “continue,” “should,” “project,” “estimate” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, debt structure, principal payments on debt, capital structure, the amount and timing of funds under the meaningful use measurement standard of various Healthcare Information Technology (“HCIT”) incentive programs, other financial items and operating statistics, statements regarding our plans and objectives for future operations, acquisitions, acquisition financing, divestitures and other transactions, statements of future economic performance, statements regarding our legal proceedings and other loss contingencies, statements regarding market risk exposures, statements regarding the effects and/or interpretations of recently enacted or future health care laws and regulations, statements of the assumptions underlying or relating to any of the foregoing statements, and statements that are other than statements of historical fact.

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

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update our risk factors or to publicly announce updates to the forward-looking statements contained in this Annual Report on Form 10-K to reflect new information, future events or other developments.

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

Net Revenue

We derive a significant portion of our net revenue from Medicare, Medicaid and managed care health plans. Payments for services rendered to patients covered by these programs are generally less than billed charges. For Medicare and Medicaid, provisions for contractual adjustments are made to reduce patient charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit and, accordingly, we periodically provide reserves for the adjustments that may ultimately result therefrom. Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to ensure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payors may be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated percentage, we project that our net accounts receivable and consolidated net income as of and for the year ended December 31, 2011 would have changed by approximately $28.4 million and $17.4 million, respectively.

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

When considering the adequacy of our allowance for doubtful accounts, accounts receivable balances are routinely reviewed in conjunction with health care industry trends/indicators, historical collection rates by payor, aging reports and other business and economic conditions that might reasonably be expected to affect the collectibility of patient accounts. We believe that our principal risk of collection continues to be uninsured patient accounts and patient accounts for which the primary insurance payor has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. If our actual collection rate changed by 1% from the estimated percentage that we used, we project that our allowance for doubtful accounts and consolidated net income as of and for the year ended December 31, 2011 would have changed by approximately $5.8 million and $3.5 million, respectively.

Although we believe that our existing allowance for doubtful accounts reserve policies for all payor classes are appropriate and responsive to both the current health care environment and the overall economic climate, we will continue to monitor cash collections, accounts receivable agings and related industry trends. Changes in payor mix, general economic conditions or federal and state government health care coverage, including the effects of the Health Care Reform Act, could each have a material adverse effect on our accounts receivable collections, cash flows and results of operations and could result in accounting policy modifications in the future.

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

	December 31, 2011
	0-180 days	181-240 days	241-300 days	301 days and over

Medicare	16%	-%	-%	-%
Medicaid	13	1	1	-
Commercial insurance and others	41	2	1	1
Self-pay	13	4	4	3

Totals	83%	7%	6%	4%

	December 31, 2010
	0-180 days	181-240 days	241-300 days	301 days and over

Medicare	17%	-%	-%	-%
Medicaid	12	1	-	-
Commercial insurance and others	38	2	1	1
Self-pay	15	5	5	3

Totals	82%	8%	6%	4%

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

Impairments of Long-Lived Assets and Goodwill

Long-lived assets.      We review our long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be fully recoverable (e.g., advances in technology, deteriorating operating results, excess capacity, obsolescence, etc.). The determination of possible impairment of assets to be held and used is predicated on our estimate of the asset’s undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. Long-lived assets to be disposed of, including discontinued operations, are reported at the lower of their carrying amount or estimated fair value, less costs to sell. Estimates of fair value are based on recent sales of similar assets, market analyses, pending disposition transactions and market responses based on discussions with, and offers received from, potential buyers. There were no long-lived asset impairment charges that were material to our continuing operations during the years ended December 31, 2011, 2010 and 2009; however, as discussed at Note 10 to the Consolidated Financial Statements in Item 8, we recognized long-lived asset charges of approximately $8.4 million and $4.6 million in discontinued operations during 2010 and 2009, respectively.

Goodwill.   Goodwill is reviewed for impairment on an annual basis (i.e., each October 1) and whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on, among other things, market conditions and operational performance. When performing goodwill impairment tests prior to 2011, we initially compared the estimated fair values of each reporting unit’s net assets, including allocated home office net assets, to the corresponding carrying amounts on our consolidated balance sheet. The estimated fair values of our reporting units were determined using a market approach methodology based on net revenue multiples. We also considered a valuation methodology using discounted cash flows and a market approach valuation methodology based on comparable transactions. If the estimated fair value of a reporting unit’s net assets was less than the balance sheet carrying amount, we determined the implied fair value of the reporting unit’s goodwill, compared such fair value to the corresponding carrying amount and, if necessary, recorded a goodwill impairment charge.

During September 2011, the Financial Accounting Standards Board amended the accounting standards in GAAP as they relate to the annual test for goodwill impairment (the “Goodwill Update”). The Goodwill Update allows, but does not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for the purpose of determining if detailed quantitative goodwill impairment testing is necessary. We elected to early adopt the Goodwill Update in connection with our annual goodwill impairment testing on October 1, 2011. Our adoption of the Goodwill Update did not have a material impact on our annual goodwill impairment testing or the results therefrom. Specifically, the qualitative factors reviewed by us did not reveal any circumstances whereby detailed quantitative goodwill impairment testing was necessary at the reporting unit level. There were no goodwill impairment charges in continuing operations during the years ended December 31, 2011, 2010 and 2009; however, as discussed at Note 10 to the Consolidated Financial Statements in Item 8, we recognized a goodwill impairment charge of approximately $3.6 million in discontinued operations during 2011. We do not believe that any of our reporting units are currently at risk of incurring a goodwill impairment charge.

Qualitative assessments of our reporting units are based on estimates and assumptions that we believe to be reasonable but are ultimately unpredictable and inherently uncertain. Additionally, we make certain judgments and assumptions when allocating home office assets and liabilities to determine the carrying values of our reporting units. Changes in the estimates, assumptions and other qualitative factors used to conduct goodwill impairment tests, including revenue and profitability projections and market values, could indicate that our goodwill is impaired in future periods and result in a write-off of some or all of our goodwill at that time. Reporting units are one level below the operating segment level (see Note 1(m) to the Consolidated Financial Statements in Item 8). However, after consideration of the relevant GAAP aggregation rules, we determined that our goodwill impairment testing should be performed at the divisional operating level. Goodwill is discretely allocated to our reporting units (i.e., each hospital’s goodwill is included as a component of the aggregate reporting unit goodwill being evaluated during the impairment analysis).

Income Taxes

We make estimates to record the provision for income taxes, including conclusions regarding deferred tax assets and deferred tax liabilities, as well as valuation allowances that might be required to offset deferred tax assets. We estimate valuation allowances to reduce deferred tax assets to the amounts that we believe are more likely than not to be realized in future periods. When establishing valuation allowances, we consider all relevant information, including ongoing tax planning strategies. We believe that, other than certain state net operating loss carryforwards, reversals of existing taxable temporary differences, future taxable income and carrybacks will enable us to realize our deferred tax assets and, therefore, we have not recorded any material valuation allowances against our deferred tax assets.

We operate in multiple states with varying tax laws. We are subject to both federal and state audits of our tax filings. Our federal income tax returns have been examined by the Internal Revenue Service through the period ended December 31, 2009. We participate in the Internal Revenue Service’s Compliance Assurance Program whereby our federal income tax returns will be audited on a concurrent basis. The Internal Revenue Service is currently auditing our income tax return for the year ended December 31, 2010. We make estimates to record tax reserves that we believe adequately provide for audit adjustments, if any.

Professional Liability Risks

As with most other health care providers, we are subject to claims and legal actions by patients and others in the ordinary course of business. We use our wholly owned captive insurance subsidiary and our risk retention group subsidiary, which are domiciled in the Cayman Islands and South Carolina, respectively, to self-insure a significant portion of our professional liability risks. Those subsidiaries, which are collectively referred to as the “Insurance Subsidiaries,” provide (i) claims-made coverage to all of our hospitals and other health care facilities and (ii) occurrence-basis coverage to most of our employed physicians. To mitigate the exposure of the self-insured program covering the hospitals and other health care facilities, the Insurance Subsidiaries buy claims-made reinsurance policies from unrelated third parties for claims above self-retention levels of $10.0 million or $15.0 million, depending on the policy year. The limits of liability provided by the Insurance Subsidiaries for each employed physician located outside of Florida is generally $1 million per claim and $3 million in the aggregate, and the corresponding limits for physicians located in Florida are $250,000 and $750,000, respectively. Our employed physicians not covered by the Insurance Subsidiaries generally maintain claims-made policies with unrelated third party insurance companies.

Our self-insured professional liability reserves reflect estimates of all known indemnity losses, incurred but not reported indemnity losses and related incurred/future loss expenses. As of December 31, 2011 and 2010, such discounted reserves, net of amounts estimated to be recoverable under reinsurance policies, were approximately $215.6 million and $180.9 million, respectively. Included in those amounts were $53.7 million and $61.3 million, respectively, of case reserves on reported claims. Historically, the average lag time between settlement of a claim and payment to the claimant is generally less than one month. Therefore, our total unpaid settled claim amount at the end of any reporting period is not significant. Our expense for professional liability risks includes: (i) an estimate of discounted losses and loss expenses for the current year, including claims incurred but not reported; (ii) changes in estimates for losses and loss expenses from prior years based on actual claim development experience; (iii) interest accretion on discounted reserves; and (iv) cumulative adjustments for changes in the discount rate, if any, during the year. Such expense was $66.3 million, $68.6 million and $60.5 million during the years ended December 31, 2011, 2010 and 2009, including $66.4 million, $52.2 million and $49.9 million, respectively, relating to current year claim activity. The year-over-year increases in our expense for current year claim activity reflect, among other things, organic and acquisition-related growth in our business.

Our reserves for self-insured professional liability risks are determined using actuarially-based techniques and methodologies. The data used to develop such reserves is based, in part, on asserted and unasserted claim information that has been accumulated by our incident reporting system. In the consolidated financial statements, these long-term liabilities are recorded at their estimated present values using a discount rate of 1.00% at both December 31, 2011 and 2010. We select a discount rate that represents a risk-free interest rate correlating to the period when the claims are projected to be paid (i.e., a weighted average payment duration of approximately three years). However, the facts and circumstances of each individual claim can result in an occurrence-to-settlement interval that varies from our payment duration estimate. As of December 31, 2011, a 25 basis point increase or decrease in the discount rate would have changed our professional liability reserve requirements by approximately $1.4 million.

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

Given the number of factors used to establish our reserves for self-insured professional liability risks, we believe that there is limited benefit to isolating any individual assumption or parameter from the detail computational process and calculating the impact of changing that single item. Instead, we believe that the sensitivity of the estimates of such reserves is best reflected in the selected actuarial confidence level used in the computations. In our actuarial modeling, we consistently used the central estimate, which generally approximates a confidence level at the 50th percentile. Utilizing a confidence level higher than the central estimate, while not representative of our best estimate, would reflect a reasonably likely outcome for the ultimate resolution of our known and incurred but not reported indemnity claims and related expenses. For example, using a statistical confidence level at the 70th percentile in our actuarial model would increase our discounted net reserves by approximately $23.0 million, or 10.7%.

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

Other Self-Insured Programs

We provide (i) income continuance to, and reimburse certain health care costs of, our disabled employees (collectively, “workers’ compensation”) and (ii) health and welfare benefits to our employees, their spouses and certain beneficiaries. Such employee benefit programs are primarily self-insured; however, we purchase stop-loss insurance policies from unrelated third parties to mitigate our exposure to catastrophic events and individual years with high levels of benefit claim activity. We record estimated liabilities for both reported and incurred but not reported workers’ compensation and health and welfare claims based on historical loss experience and other information provided by our third party administrators. The long-term liabilities for workers’ compensation are determined using actuarially-based techniques and methodologies and are discounted to their estimated present values. We select a discount rate that represents a risk-free interest rate correlating to the period when such benefits are projected to be paid. As of December 31, 2011, a 25 basis point increase or decrease in the discount rate would have changed our net workers’ compensation liability by approximately $0.5 million (our net liability considers discounted receivables for amounts that are estimated to be recoverable under stop loss insurance policies). Although there can be no assurances, we believe that the net liabilities included in the consolidated financial statements for these self-insured programs are adequate and reasonable. If the actual costs of these programs exceed our projections and/or the projected period over which workers’ compensation benefits will be paid differs from our estimates, the net liabilities could be materially adversely affected.

Loss Contingencies

We regularly review the status of our legal and regulatory matters and assess the potential financial exposure thereof. If the potential loss from any claim, lawsuit or regulatory proceeding is considered probable and the amount can be reasonably estimated, we record a reserve. Attorneys’ fees and other costs of defending our company in respect of claims, lawsuits and regulatory proceedings are expensed in the period such fees and costs are incurred, except for those amounts relating to our professional liability risks, which are discussed at Note 1(h) to the Consolidated Financial Statements in Item 8. Significant judgment is required when determining probability and whether an exposure is reasonably estimable. Predicting the final resolution of claims, lawsuits and regulatory matters and estimating financial exposure requires consideration of substantial uncertainties and, therefore, the actual costs thereof may vary significantly from our estimates. When making determinations of likely outcomes of legal and regulatory matters and the related financial exposure, we consider many factors, including, but not limited to, the nature of the claim (including unasserted claims), the availability of insurance, our experience with similar types of claims, the jurisdiction where the matter is being adjudicated, input from in-house and external legal counsel, the likelihood of resolution through alternative dispute resolution or other means and the current status of the matter. As additional information becomes available, we reassess our potential liability and we may revise and adjust our estimates at that time. Adjustments to reserves reflect the status of negotiations, settlements, rulings, advice of legal counsel and other relevant information. Changes in our estimates of financial exposure for legal matters and other loss contingencies could have a material impact on our consolidated financial position and results of operations. See Note 13 to the Consolidated Financial Statements in Item 8 for information regarding our material legal matters and other loss contingencies.

Recent Accounting Standards Updates

See Note 1(e) and Note 12 to the Consolidated Financial Statements in Item 8 for a discussion of recent accounting standards updates that we adopted during the year ended December 31, 2011 or that we will adopt during the quarter ending March 31, 2012. We do not believe that such new accounting guidance had or will have a material impact on us.

Results of Operations

2011 Overview

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in Item 8.

As of December 31, 2011, we operated 66 hospitals by and through our subsidiaries with a total of 10,330 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Note 10 to the Consolidated Financial Statements in Item 8 for information about one of our Tennessee-based hospitals with a lease agreement that will expire in May 2012 and will not be renewed. Also, see Note 15 for information about our pending acquisition of an 80% equity interest in each of five Oklahoma-based general acute care hospitals and their related health care operations, which we plan to complete during the quarter ending June 30, 2012. The operating results of hospitals and other ancillary health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 10 to the Consolidated Financial Statements in Item 8. Such discontinued operations were not material to our consolidated results of operations during the years presented herein, other than the following items: (i) a 2010 loss of approximately $12.1 million from the sale of Riley Hospital in Meridian, Mississippi and its related health care operations; (ii) 2011, 2010 and 2009 long-lived asset and goodwill impairment charges of $3.6 million, $8.4 million and $4.6 million, respectively; and (iii) a 2009 gain of $10.4 million from the sale of equity interests in a limited liability company that owned and operated two of our general acute care hospitals.

During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Act”) were signed into law by President Obama. The primary goals of the Health Care Reform Act are to: (i) provide coverage by January 1, 2014 to an estimated 32 to 34 million Americans who currently do not have health insurance; (ii) reform the health care delivery system to improve quality; and (iii) lower the overall costs of providing health care. To accomplish the goal of expanding coverage, the new legislation mandates that all Americans maintain a minimum level of health care coverage. To that end, the Health Care Reform Act expands Medicaid coverage, provides federal subsidies to assist low-income individuals when they obtain health insurance and establishes insurance exchanges through which individuals and small employers can purchase health insurance. Health care cost savings under the Health Care Reform Act are expected to come from: (i) reductions in Medicare and Medicaid reimbursement payments to health care providers, including hospital operators; (ii) initiatives to reduce fraud, waste and abuse in government reimbursement programs; and (iii) other reforms to federal and state reimbursement systems. Although certain aspects of the Health Care Reform Act have already become effective, it will be several years before most of the far-reaching and innovative provisions of the new legislation are fully implemented. While we continue to evaluate the provisions of the Health Care Reform Act, its overall effect on our business cannot be reasonably determined at the present time because, among other things, the new legislation is very broad in scope and there exist uncertainties regarding the interpretation and future implementation of many of the regulations mandated under the Health Care Reform Act. Additionally, the Health Care Reform Act remains subject to significant legislative debate, including possible repeal and/or amendment, and there are substantial legal challenges to various aspects of the law that have been made on constitutional grounds, including an appeal currently pending before the United States Supreme Court (a ruling is expected by July 2012). For further discussion of the Health Care Reform Act and its possible impact on our business and results of operations, see “Business – Sources of Revenue” in Item 1 of Part I and “Risk Factors” in Item 1A of Part I.

During the year ended December 31, 2011, which we refer to as the 2011 Calendar Year, we experienced net revenue growth over the year ended December 31, 2010, which we refer to as the 2010 Calendar Year, of approximately 14.0%. Such growth principally resulted from: (i) our acquisition of a 60% equity interest in each of three Florida-based general acute care hospitals with a total of 139 licensed beds and certain related health care operations (collectively, “Shands”) in July 2010; (ii) our acquisition of two Florida-based general acute care hospitals with a total of 413 licensed beds and certain related health care operations (collectively, “Wuesthoff”) in October 2010; (iii) our acquisition of a 95% equity interest in a Mississippi-based general acute care hospital with a total of 112 licensed beds and certain related health care operations (collectively, “Tri-Lakes”) in May 2011; (iv) our acquisition of six Tennessee-based general acute care hospitals and other ancillary health care operations with a total of 882 licensed beds (collectively, the “Mercy Hospitals”) on September 30, 2011; (v) increased surgical volume attributable to physician recruitment and market service development (e.g., ambulatory surgical centers, robotic surgical systems, etc.) at certain of our hospitals and other health care facilities; (vi) more emergency room visits, which we believe were attributable, in part, to our dedicated focus on emergency room operations; and (vii) improvements in reimbursement rates that resulted primarily from renegotiated agreements with certain commercial health insurance providers. During the 2011 Calendar Year, we recorded a first time benefit of approximately $40.0 million from the meaningful use measurement standard under various Medicare and Medicaid Healthcare Information Technology incentive programs (collectively, the “HCIT Programs”). Items that adversely affected our profitability during the 2011 Calendar Year included: (i) increases in interest expense and costs for government investigations; (ii) $24.6 million of write-offs of deferred debt issuance costs and related other attributable to a debt restructuring that we completed on November 18, 2011 (the “2011 Debt Restructuring”); and (iii) expenses attributable to our acquisition of the Mercy Hospitals and related restructuring activities. Overall, our income from continuing operations increased during the 2011 Calendar Year by $20.6 million, or 11.1%.

Our strategic operational objectives include increasing patient volume and operating margins, while decreasing uninsured/underinsured patient levels and the provision for doubtful accounts. Our specific plans include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor and vendor contracts and developing action plans responsive to feedback from patient, physician and employee satisfaction surveys. Based on the needs of the communities that we serve, we also seek opportunities for market service development, including establishing ambulatory surgical centers, urgent care centers, cardiac cath labs, angiography suites and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we are investing significant resources in physician recruitment and retention (primary care physicians and specialists), emergency room operations, advanced robotic surgical systems, replacement hospital construction and other capital projects. For example, we continue to implement ER Extra®, which is our signature patient-centered emergency room program that is designed to reduce patient wait times, enhance patient satisfaction and improve the quality and scope of patient assessments. During 2011, we also opened a hospital that we built to replace Madison County Medical Center in Canton, Mississippi and deployed new MAKOplasty® and da Vinci® robotic surgical systems at many of our hospitals. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions. Additionally, as we consider potential acquisitions, joint ventures and partnerships in 2012 and beyond, we believe that continually improving our existing operations provides us with a fundamentally sound infrastructure upon which we can add hospitals and other ancillary health care businesses.

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

During the past several years, various economic and other factors have resulted in a large number of uninsured and underinsured patients seeking health care in the United States. Self-pay admissions as a percent of total admissions at our hospitals were approximately 6.7% and 7.1% during the 2011 Calendar Year and the 2010 Calendar Year, respectively. We continue to take various measures to address the impact of uninsured and underinsured patients on our business. Additionally, one of the primary goals of the Health Care Reform Act is to provide health insurance coverage to more Americans. Nevertheless, there can be no assurances that our self-pay admissions will not grow in future periods, especially in light of the prolonged downturn in the economy and correspondingly higher levels of unemployment in many of the markets served by our hospitals. Therefore, we regularly evaluate our self-pay policies and programs and consider changes or modifications as circumstances warrant.

2011 Calendar Year Compared to the 2010 Calendar Year

The tables below summarize our operating results for the 2011 Calendar Year and the 2010 Calendar Year. Hospitals that were owned/leased and operated by us for one year or more as of December 31, 2011 are referred to as same 2011 hospitals. For all year-over-year comparative discussions herein, the operating results of our same 2011 hospitals are only considered to the extent that there was a similar period of operation in both years.

	Years Ended December 31,
	2011		2010
		Percent		Percent
		of Net		of Net
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)

Net revenue	$5,804,451	100.0%	$5,092,166	100.0%

Salaries and benefits	2,302,844	39.7	2,016,967	39.6
Supplies	776,598	13.4	703,426	13.8
Provision for doubtful accounts	716,856	12.4	624,753	12.3
Rent expense	154,279	2.6	122,983	2.4
Other operating expenses	1,067,980	18.4	892,465	17.5
Medicare and Medicaid HCIT incentive payments	(39,982)	(0.7)	-	-
Depreciation and amortization	267,900	4.6	241,873	4.8
Interest expense	222,747	3.8	211,673	4.2
Write-offs of deferred debt issuance costs and related other	24,595	0.4	-	-
Other	(1,771)	-	(8,797)	(0.2)

	5,492,046	94.6	4,805,343	94.4

Income from continuing operations before income taxes	312,405	5.4	286,823	5.6
Provision for income taxes	(106,071)	(1.8)	(101,049)	(2.0)

Income from continuing operations	$206,334	3.6%	$185,774	3.6%

2011 Calendar Year Compared to the 2010 Calendar Year (continued)

	Years Ended December 31,				Percent
	2011	2010	Change		Change

Same 2011 Hospitals*
Occupancy	42.1%	43.9%	(180	) bps**	n/a
Patient days	1,300,722	1,350,697	(49,975)		(3.7	) %
Admissions	311,053	323,917	(12,864)		(4.0	) %
Adjusted admissions †	581,056	586,060	(5,004)		(0.9	) %
Emergency room visits	1,430,193	1,413,831	16,362		1.2%
Surgeries	316,298	314,564	1,734		0.6%
Outpatient revenue percent	51.6%	50.0%	160	bps	n/a
Inpatient revenue percent	48.4%	50.0%	(160	) bps	n/a

Total Hospitals
Occupancy	42.8%	43.9%	(110	) bps	n/a
Patient days	1,424,500	1,350,697	73,803		5.5%
Admissions	338,637	323,917	14,720		4.5%
Adjusted admissions †	635,934	586,060	49,874		8.5%
Emergency room visits	1,562,028	1,413,831	148,197		10.5%
Surgeries	342,421	314,564	27,857		8.9%
Outpatient revenue percent	51.9%	50.0%	190	bps	n/a
Inpatient revenue percent	48.1%	50.0%	(190	) bps	n/a

    * Includes acquired hospitals to the extent we operated them for comparable periods

  ** basis points

    † Admissions adjusted for outpatient volume

Net revenue during the 2011 Calendar Year was approximately $5,804.5 million as compared to $5,092.2 million during the 2010 Calendar Year. This change represented an increase of $712.3 million, or 14.0%. Our same 2011 hospitals provided $243.3 million, or 34.2%, of the increase in net revenue as a result of: (i) increased outpatient and surgical volume from, among other things, market service development activities; (ii) an increase in emergency room visits; and (iii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions, which was primarily due to a reduction in admissions of uninsured patients and certain weather-related disruptions. The remaining 2011 net revenue increase of $469.0 million was due to our acquisitions of: (i) Shands in July 2010; (ii) Wuesthoff in October 2010; (iii) Tri-Lakes in May 2011; and (iv) the Mercy Hospitals in September 2011.

Net revenue per adjusted admission increased approximately 5.0% during the 2011 Calendar Year as compared to the 2010 Calendar Year. The factors contributing to such change included higher patient acuity, increased surgical volume and the favorable effects of renegotiated agreements with certain commercial health insurance providers.

Our provision for doubtful accounts during the 2011 Calendar Year increased 10 basis points to 12.4% of net revenue as compared to 12.3% of net revenue during the 2010 Calendar Year. This change was primarily due to amounts considered to be patient responsibility (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.).

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and divide the resulting total by the sum of our (i) net revenue, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2011 Calendar Year and the 2010 Calendar Year, our Uncompensated Patient Care Percentage was 25.6% and 25.2%, respectively. This 40 basis point increase during the 2011 Calendar Year primarily reflects greater uninsured self-pay patient revenue discounts, partially offset by a decline in self-pay patients in the mix of patients that we serve.

Salaries and benefits as a percent of net revenue increased to 39.7% during the 2011 Calendar Year from 39.6% during the 2010 Calendar Year. During the 2011 Calendar Year, increased costs for routine salary and wage increases and disproportionately higher salaries and benefits at our recent acquisitions (including restructuring activities at the Mercy Hospitals) were mostly offset by cost containment measures such as flexible staffing and new hire limitations.

Supplies as a percent of net revenue decreased from 13.8% during the 2010 Calendar Year to 13.4% during the 2011 Calendar Year. This decrease was primarily due to improved pricing and greater discounts from our group purchasing agreement and a favorable change in our surgical volume mix during the 2011 Calendar Year.

Rent expense as a percent of net revenue increased during the 2011 Calendar Year as compared to the 2010 Calendar Year while depreciation and amortization expense as a percent of net revenue declined. In recent years, we have entered into more operating lease arrangements. As our use of operating leases has increased, depreciation and amortization expense has declined and rent expense has increased. Additionally, certain of our hospital buildings reached the end of their depreciable lives during 2010, which further reduced depreciation and amortization expense in 2011.

Other operating expenses as a percent of net revenue increased from 17.5% during the 2010 Calendar Year to 18.4% during the 2011 Calendar Year. This increase was primarily due to the costs associated with: (i) the acquisition of the Mercy Hospitals; (ii) restructuring activities at the Mercy Hospitals; and (iii) certain government investigations. See Notes 4 and 13 to the Consolidated Financial Statements in Item 8 for information regarding our recent acquisitions and our ongoing government investigations, respectively. Also contributing to the 2011 increase in other operating expenses were: (i) higher state-mandated provider taxes and increased repairs and maintenance costs during the 2011 Calendar Year; (ii) certain services at our hospitals that have been recently outsourced and/or contracted to third parties; and (iii) disproportionately higher costs at our recent acquisitions.

During the 2011 Calendar Year, we recognized a first time benefit of approximately $40.0 million under the meaningful use measurement standard of the HCIT Programs.

Interest expense increased from approximately $211.7 million during the 2010 Calendar Year to $222.7 million during the 2011 Calendar Year. Such increase was primarily due to non-cash interest expense of $16.4 million attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that was recognized after the 2011 Debt Restructuring on November 18, 2011. This increase was partially offset by a lower overall effective interest rate on our former $2.75 billion seven-year term loan because less of the outstanding balance thereunder was covered by our interest rate swap contract. We also maintained a lower average outstanding principal balance on such term loan during the 2011 Calendar Year as compared to the 2010 Calendar Year and recorded a greater amount of capitalized interest during the 2011 Calendar Year. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 2 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements and interest rate swap contract.

As a result of the 2011 Debt Restructuring, we wrote-off approximately $24.0 million of deferred debt issuance costs and incurred $0.6 million of related costs. See Note 2 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt and the 2011 Debt Restructuring.

Our effective income tax rates were approximately 34.0% and 35.2% during the 2011 Calendar Year and the 2010 Calendar Year, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 290 basis points and 230 basis points during the 2011 Calendar Year and the 2010 Calendar Year, respectively. Also, see Note 6 to the Consolidated Financial Statements in Item 8 for further information regarding our effective income tax rates.

2010 Calendar Year Compared to the 2009 Calendar Year

The tables below summarize our operating results for the 2010 Calendar Year and the year ended December 31, 2009, which we refer to as the 2009 Calendar Year. Hospitals that were owned/leased and operated by us for one year or more as of December 31, 2010 are referred to as same 2010 hospitals. For all year-over-year comparative discussions herein, the operating results of our same 2010 hospitals are only considered to the extent that there was a similar period of operation in both years.

	Years Ended December 31,
	2010		2009
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue	$5,092,166	100.0%	$4,536,106	100.0%

Salaries and benefits	2,016,967	39.6	1,779,440	39.2
Supplies	703,426	13.8	637,663	14.1
Provision for doubtful accounts	624,753	12.3	553,639	12.2
Rent expense	122,983	2.4	100,990	2.2
Other operating expenses	892,465	17.5	788,051	17.4
Depreciation and amortization	241,873	4.8	234,883	5.2
Interest expense	211,673	4.2	217,938	4.8
Gains on early extinguishment of debt, net	-	-	(16,202)	(0.4)
Write-offs of deferred debt issuance costs	-	-	444	-
Other	(8,797)	(0.2)	(4,980)	(0.1)

	4,805,343	94.4	4,291,866	94.6

Income from continuing operations before income taxes	286,823	5.6	244,240	5.4
Provision for income taxes	(101,049)	(2.0)	(82,937)	(1.8)

Income from continuing operations	$185,774	3.6%	$161,303	3.6%

	Years Ended December 31,				Percent
	2010	2009	Change		Change

Same 2010 Hospitals*
Occupancy	43.6%	45.3%	(170)	bps**	n/a
Patient days	1,243,275	1,281,093	(37,818)		(3.0)%
Admissions	301,127	306,184	(5,057)		(1.7)%
Adjusted admissions †	542,628	533,101	9,527		1.8%
Emergency room visits	1,312,705	1,352,044	(39,339)		(2.9)%
Surgeries	294,999	281,285	13,714		4.9%
Outpatient revenue percent	50.1%	48.5%	160	bps	n/a
Inpatient revenue percent	49.9%	51.5%	(160)	bps	n/a

Total Hospitals
Occupancy	43.9%	45.3%	(140)	bps	n/a
Patient days	1,350,697	1,281,093	69,604		5.4%
Admissions	323,917	306,184	17,733		5.8%
Adjusted admissions †	586,060	533,101	52,959		9.9%
Emergency room visits	1,413,831	1,352,044	61,787		4.6%
Surgeries	314,564	281,285	33,279		11.8%
Outpatient revenue percent	50.0%	48.5%	150	bps	n/a
Inpatient revenue percent	50.0%	51.5%	(150)	bps	n/a

    * Includes acquired hospitals to the extent we operated them for comparable periods

  ** basis points

    † Admissions adjusted for outpatient volume

Net revenue during the 2010 Calendar Year was approximately $5,092.2 million as compared to $4,536.1 million during the 2009 Calendar Year. This change represented an increase of $556.1 million, or 12.3%. Our same 2010 hospitals provided $182.7 million, or 32.9%, of the increase in net revenue as a result of increased surgical volume attributable to physician recruitment and market service development, as well as improvements in reimbursement rates. These items were partially offset by decreases in hospital admissions and emergency room visits, as well as unfavorable movement in our payor mix. Among other things, hospital admissions and emergency room visits declined in 2010 due to (i) fewer births at our hospitals and (ii) a less severe 2010 flu season as compared to 2009 when there was an outbreak of H1N1 influenza (“swine flu”) in the United States. The remaining 2010 net revenue increase of $373.4 million was due to our acquisitions of: (i) the 492-bed Sparks Health System (“Sparks”) in Fort Smith, Arkansas in December 2009; (ii) Shands in July 2010; and (iii) Wuesthoff in October 2010.

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

Our provision for doubtful accounts during the 2010 Calendar Year increased 10 basis points to 12.3% of net revenue as compared to 12.2% of net revenue during the 2009 Calendar Year. This change was primarily due to an increase in uninsured patients in the mix of patients that we serve (approximately 7.1% and 7.0% of total hospital admissions during the 2010 Calendar Year and the 2009 Calendar Year, respectively), which can be attributed, in part, to the prolonged downturn in the economy and correspondingly higher levels of unemployment. During the 2010 Calendar Year and the 2009 Calendar Year, our Uncompensated Patient Care Percentage, which is described above under the heading “2011 Calendar Year Compared to the 2010 Calendar Year,” was 25.2% and 24.3%, respectively. This 90 basis point increase during the 2010 Calendar Year primarily reflects greater uninsured self-pay patient revenue discounts and unfavorable movement in our payor mix.

Salaries and benefits as a percent of net revenue increased to 39.6% during the 2010 Calendar Year from 39.2% during the 2009 Calendar Year. This increase was primarily due to disproportionately higher salaries and benefits at our 2010 and 2009 acquisitions.

Supplies as a percent of net revenue decreased from 14.1% during the 2009 Calendar Year to 13.8% during the 2010 Calendar Year. This decrease was primarily due to improved pricing and greater discounts from our group purchasing agreement and a favorable change in our surgical volume mix during the 2010 Calendar Year.

Rent expense as a percent of net revenue increased during the 2010 Calendar Year as compared to the 2009 Calendar Year while depreciation and amortization expense as a percent of net revenue declined. See above under the heading “2011 Calendar Year Compared to the 2010 Calendar Year” for the factors contributing to these changes.

Other operating expenses as a percent of net revenue increased from 17.4% during the 2009 Calendar Year to 17.5% during the 2010 Calendar Year. This change was primarily due to an increase in attorneys’ fees and disproportionately higher operating expenses at our recent acquisitions.

Interest expense decreased from approximately $217.9 million during the 2009 Calendar Year to $211.7 million during the 2010 Calendar Year. Such decrease was primarily due to a lower overall effective interest rate on our former $2.75 billion seven-year term loan because less of the outstanding balance thereunder was covered by our interest rate swap contract. We also maintained lower average outstanding principal balances on such term loan and our convertible debt securities during the 2010 Calendar Year as compared to the 2009 Calendar Year. These reductions in interest expense were partially offset by a lesser amount of capitalized interest during the 2010 Calendar Year. See Note 2 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements.

During the 2009 Calendar Year, we repurchased certain of our convertible debt securities, which yielded a net gain on the early extinguishment of debt of approximately $16.2 million. See Note 2(c) to the Consolidated Financial Statements in Item 8 for information regarding our convertible debt repurchases.

Our effective income tax rates were approximately 35.2% and 34.0% during the 2010 Calendar Year and the 2009 Calendar Year, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 230 basis points and 380 basis points during the 2010 Calendar Year and the 2009 Calendar Year, respectively. Also, see Note 6 to the Consolidated Financial Statements in Item 8 for further information regarding our effective income tax rates.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Additionally, at December 31, 2011 approximately $81.7 million of our available-for-sale securities and $400.3 million of borrowing capacity under our new $500.0 million long-term revolving credit facility were available for, among other things, general business purposes and acquisitions. As discussed at Note 15 to the Consolidated Financial Statements in Item 8, we plan to fund the pending acquisition of an 80% equity interest in each of five Oklahoma-based general acute care hospitals and certain related health care operations with available cash balances and proceeds from sales of available-for-sale securities. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs.

Below is a summary of our recent cash flow activity (in thousands).

	Years Ended December 31,
	2011	2010	2009

Sources (uses) of cash and cash equivalents:
Operating activities	$544,022	$434,691	$434,576
Investing activities	(976,011)	(393,653)	(357,253)
Financing activities	401,223	(49,483)	(127,451)
Discontinued operations	(6,903)	4,239	12,532

Net decrease in cash and cash equivalents	$(37,669)	$(4,206)	$(37,596)

2011 Calendar Year Cash Flows Compared to the 2010 Calendar Year Cash Flows

Operating Activities

Our cash flows from continuing operating activities increased approximately $109.3 million, or 25.2%, during the 2011 Calendar Year as compared to the 2010 Calendar Year. This increase primarily related to: (i) improved profitability, including our receipt of $38.3 million under the meaningful use measurement standard of the HCIT Programs; (ii) reductions in both our interest payments and our net federal and state income tax payments during the 2011 Calendar Year when compared to the 2010 Calendar Year; and (iii) increases in our accounts payable, accrued expenses and other liabilities, which were primarily due to our recent acquisitions. Partially offsetting the abovementioned favorable developments during the 2011 Calendar Year was an increase in accounts receivable at the Mercy Hospitals, which we acquired on September 30, 2011.

Prospectively, we believe that our cash flows from continuing operating activities will be adversely impacted through the middle of 2012 by delayed cash collections on accounts receivable at the Mercy Hospitals; however, our new $500.0 million long-term revolving credit facility, which is described under “Capital Resources” below and Note 2 to the Consolidated Financial Statements in Item 8, is available to provide post-acquisition working capital, if necessary, while we await approvals to bill and collect under the Medicare and Medicaid provider numbers that we assumed (see further discussion below under “Days Sales Outstanding”). We also believe that the professional and other costs of our ongoing government investigations, while difficult to predict, will continue and will vary throughout the duration of such investigations. Those costs will be paid with our cash flows from continuing operating activities. See Note 13 to the Consolidated Financial Statements in Item 8 for information regarding such government investigations. Although subject to change due to a variety of factors beyond our control, we project that during the year ending December 31, 2012 (i) we will pay $87.0 million to the counterparties of our interest rate swap contract, which is discussed at Note 2(a) to the Consolidated Financial Statements in Item 8, and (ii) we will receive additional reimbursement under the meaningful use measurement standard of the HCIT Programs ranging from $90 million to $120 million.

Investing Activities

Cash used in investing activities during the 2011 Calendar Year included: (i) approximately $302.0 million of additions to property, plant and equipment, consisting primarily of new medical equipment (including $20.7 million to purchase da Vinci® robotic surgical systems), information technology hardware and software upgrades, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a hospital that opened in May 2011 to replace Madison County Medical Center in Canton, Mississippi and a new 250-bed

hospital that is currently under construction and will ultimately replace our south campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri); (ii) $520.0 million to acquire the six Mercy Hospitals; (iii) $38.8 million to acquire a 95% equity interest in a Mississippi-based hospital (Tri-Lakes); (iv) $23.3 million to acquire ten ancillary health care businesses; and (v) a $35.3 million increase in our restricted funds. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding our recent acquisitions. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $64.2 million from buying and selling such securities during the 2011 Calendar Year. These 2011 cash outlays were partially offset by (i) $4.9 million of proceeds from the sales of the remaining real property at Gulf Coast Medical Center, our closed hospital facility in Biloxi, Mississippi, and certain assets at Fishermen’s Hospital in Marathon, Florida and (ii) $2.8 million of proceeds from sales of assets and insurance recoveries.

Cash used in investing activities during the 2010 Calendar Year included: (i) approximately $209.1 million of additions to property, plant and equipment, consisting primarily of new medical equipment, information technology hardware and software upgrades, renovation and expansion projects at certain of our facilities and construction of a hospital to replace Madison County Medical Center; (ii) $152.0 million for the acquisition of two Florida-based hospitals (Wuesthoff); (iii) $21.5 million to acquire a 60% equity interest in each of three Florida-based hospitals (Shands); (iv) $18.0 million to acquire six ancillary health care businesses; and (v) a $5.8 million increase in our restricted funds. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $16.8 million from buying and selling such securities during the 2010 Calendar Year. These 2010 cash outlays were partially offset by (i) $26.4 million of proceeds from the sale of Riley Hospital in Meridian, Mississippi, which is discussed at Note 10 to the Consolidated Financial Statements in Item 8, and (ii) $3.2 million of proceeds from sales of assets and insurance recoveries.

Financing Activities

During the 2011 Calendar Year, we received approximately $389.2 million of cash proceeds from a syndicate of banks, including $29.2 million under a then existing revolving credit facility to: (i) finance the acquisition of seven Tennessee-based general acute care hospitals and other ancillary health care operations from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc.; (ii) pay certain closing costs of a credit agreement, which is described at Note 2(d) to the Consolidated Financial Statements in Item 8; and (iii) provide start-up working capital to certain of our subsidiaries that are affiliated with the newly acquired hospitals. In connection with the 2011 Debt Restructuring, we received $2,967.8 million of proceeds from new debt arrangements, which was primarily used to repay all of the principal and accrued interest outstanding under certain of our then existing debt agreements. As a result of the 2011 Debt Restructuring and normal recurring activity, our aggregate principal payments on long-term debt and capital lease obligations were $2,869.4 million during the 2011 Calendar Year. We also paid $75.1 million for debt issuance costs related to our new credit agreements and $28.3 million to noncontrolling shareholders primarily for recurring distributions. During the 2011 Calendar Year our cash provided by continuing financing activities also included (i) $14.1 million of cash proceeds from exercises of stock options and (ii) $3.0 million of excess income tax benefits from our stock-based compensation arrangements. See Notes 2 and 3 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements and capital lease obligations, respectively.

During the 2010 Calendar Year, we made principal payments on long-term debt and capital lease obligations of approximately $40.1 million. We also paid $20.6 million to noncontrolling shareholders primarily for recurring distributions. Partially offsetting these cash outlays were (i) $7.5 million of cash proceeds from exercises of stock options and (ii) $2.5 million that we received from noncontrolling shareholders to acquire minority equity interests in one of our joint ventures.

Discontinued Operations

Cash used by our discontinued operations during the 2011 Calendar Year was approximately $6.9 million, including $12.4 million of purchase price allocated from the abovementioned Mercy Health Partners, Inc. acquisition. The cash provided by our discontinued operations during the 2010 Calendar Year was $4.2 million. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 10 to the Consolidated Financial Statements in Item 8 for information regarding our discontinued operations.

2010 Calendar Year Cash Flows Compared to the 2009 Calendar Year Cash Flows

Operating Activities

Our cash flows from continuing operating activities were approximately the same amount during the 2010 Calendar Year and the 2009 Calendar Year. However, we experienced increased cash flows during the 2010 Calendar Year from (i) improved operating profitability and (ii) increases in our liabilities during the 2010 Calendar Year that were primarily due to the timing of vendor payments. Offsetting these items were (i) income taxes (i.e., net federal and state income tax payments of $56.7 million and $1.7 million during the 2010 Calendar Year and the 2009 Calendar Year, respectively) and (ii) an increase in accounts receivable from the hospital acquisitions that we completed during 2010.

Investing Activities

Cash used in investing activities during the 2010 Calendar Year included: (i) approximately $209.1 million of additions to property, plant and equipment, consisting primarily of new medical equipment, information technology hardware and software upgrades, renovation and expansion projects at certain of our facilities and construction of a hospital to replace Madison County Medical Center in Canton, Mississippi; (ii) $152.0 million for the acquisition of two Florida-based hospitals (Wuesthoff); (iii) $21.5 million to acquire a 60% equity interest in each of three Florida-based hospitals (Shands); (iv) $18.0 million to acquire six ancillary health care businesses; and (v) a $5.8 million increase in our restricted funds. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding our recent acquisitions. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $16.8 million from buying and selling such securities during the 2010 Calendar Year. These 2010 cash outlays were partially offset by (i) $26.4 million of proceeds from the sale of Riley Hospital in Meridian, Mississippi, which is discussed at Note 10 to the Consolidated Financial Statements in Item 8, and (ii) $3.2 million of proceeds from sales of assets and insurance recoveries.

Cash used in investing activities during the 2009 Calendar Year included (i) approximately $198.9 million of additions to property, plant and equipment, consisting primarily of renovation and expansion projects at certain of our facilities, and (ii) $138.2 million for the acquisition of a health system in Fort Smith, Arkansas (Sparks). Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $36.5 million from buying and selling such securities during the 2009 Calendar Year. These 2009 cash outlays were partially offset by a decrease in restricted funds of $11.6 million and $5.4 million of proceeds from sales of assets.

Financing Activities

During the 2010 Calendar Year, we made principal payments on long-term debt and capital lease obligations of approximately $40.1 million. We also paid $20.6 million to noncontrolling shareholders primarily for recurring distributions. Partially offsetting these cash outlays were (i) $7.5 million of cash proceeds from exercises of stock options and (ii) $2.5 million that we received from noncontrolling shareholders to acquire minority equity interests in one of our joint ventures. See Notes 2 and 3 to the Consolidated Financial Statements in Item 8 for information regarding our long-term debt arrangements and capital lease obligations, respectively.

During the 2009 Calendar Year, we borrowed and repaid $38.0 million under our then existing revolving credit facility to fund the acquisition of Sparks. Furthermore, we made principal payments on our other long-term debt and capital lease obligations of approximately $89.1 million, including mandatory and other prepayments of $43.4 million on certain then existing bank term loan indebtedness. During the 2009 Calendar Year, we also paid (i) $67.7 million to repurchase certain of our 3.75% Convertible Senior Subordinated Notes due 2028 in the open market and (ii) $35.4 million to noncontrolling shareholders, including distributions of $19.6 million from our joint venture in North Carolina and South Carolina and $6.2 million in connection with the restructuring of such joint venture. These 2009 cash outlays were partially offset by $54.8 million that we received from noncontrolling shareholders to acquire minority equity interests in our joint ventures and cash proceeds from exercises of stock options of $9.7 million. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding our joint venture activity.

Discontinued Operations

Cash provided by our discontinued operations during the 2010 Calendar Year and the 2009 Calendar Year was approximately $4.2 million and $12.5 million, respectively. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 10 to the Consolidated Financial Statements in Item 8 for information regarding our discontinued operations.

Days Sales Outstanding

To calculate days sales outstanding, or DSO, we initially divide quarterly net revenue by the number of days in the quarter. The result is divided into the net patient accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 51 days at December 31, 2011, which compares to 52 days at September 30, 2011 and 49 days at December 31, 2010.

At December 31, 2011, we were in the process of obtaining the necessary approvals for our Medicare and Medicaid provider numbers for the Mercy Hospitals and their related ancillary health care operations, which we acquired on September 30, 2011. While the necessary approvals are pending, we are unable to bill for the services that we provided at those facilities, which caused our accounts receivable to grow and correspondingly increased our DSO by approximately two days at December 31, 2011. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding our acquisition of the Mercy Hospitals. Our DSO at December 31, 2011 was also adversely impacted by certain ongoing system and billing conversions that affect our accounts receivable software applications.

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

Capital Resources

Senior Secured Credit Facilities.    As more fully described at Note 2 to the Consolidated Financial Statements in Item 8, we completed the 2011 Debt Restructuring on November 18, 2011, which included, among other things, new variable rate senior secured credit facilities with a syndicate of banks (the “New Credit Facilities”). The New Credit Facilities consist of: (i) a $500.0 million five-year revolving credit facility (the “New Revolving Credit Agreement”); (ii) a $725.0 million five-year term loan (the “New Term Loan A”); and (iii) a $1.4 billion seven-year term loan (the “New Term Loan B”). We used the net proceeds from the term loans under the New Credit Facilities, together with the net proceeds from the sale of our 7.375% Senior Notes due 2020, to repay all of the principal and accrued interest outstanding under certain of our then existing debt agreements.

We can elect whether interest on borrowings under the New Credit Facilities is calculated using LIBOR or the Prime Rate (as defined in the loan agreement) as its base rate; however, the base rate for the New Term Loan B is subject to a floor of 1.0% when the LIBOR option is selected. The effective interest rate, which fluctuates with changes in the underlying base rates, includes a spread above the base rate that we select. The amount of the interest rate spread is predicated on, among other things, our Consolidated Leverage Ratio (as defined in the loan agreement). We can elect differing interest rates for each of the debt instruments that comprise the New Credit Facilities. Interest is payable in arrears at the end of a calendar quarter or on the date that the selected interest duration period ends.

Beginning on March 31, 2012, the New Term Loan A will be repaid in equal quarterly installments in an aggregate annual amount equal to 7.5% of the principal amount thereof in each of the first two years of such facility, 10.0% in the third year, 15.0% in the fourth year and 60.0% in the fifth year. The New Term Loan B requires quarterly principal payments of $3.5 million, beginning on March 31, 2012, and a balloon payment for the remaining outstanding balance at the end of the facility’s seventh year. We have the right to prepay amounts outstanding under the New Credit Facilities at any time without penalty, other than a prepayment of the New Term Loan B, which is subject to a prepayment premium during the first year of the loan agreement. At December 31, 2011, the effective interest rates on the New Term Loan A and the New Term Loan B were 3.2% and 4.5%, respectively. Those rates remained unchanged as of February 17, 2012.

Throughout the New Revolving Credit Agreement’s five-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. The New Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. We did not borrow under the New Revolving Credit Agreement during the period from November 18, 2011 to December 31, 2011. Although there were no amounts outstanding under the New Revolving Credit Agreement on February 17, 2012, standby letters of credit in favor of third parties of approximately $51.9 million reduced the amount available for borrowing thereunder to $448.1 million on such date. Our effective interest rate on the variable rate New Revolving Credit Agreement was approximately 3.2% on February 17, 2012.

The New Credit Facilities are generally subject to mandatory prepayment in amounts equal to: (i) 100% of the net cash proceeds received from certain asset sales, including insurance recoveries and condemnation events, subject to reinvestment provisions and the ratable offer requirements of other pari passu secured debt; (ii) 100% of the net cash proceeds from our issuance of certain new debt; and (iii) 50% of our Excess Cash Flow (as defined in the loan agreement) with step-downs of such percentage based on our Consolidated Leverage Ratio.

We intend to fund the required principal payments under the term loans of the New Credit Facilities and the related interest with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the New Revolving Credit Agreement.

Demand Promissory Note.    We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest under the demand promissory note will be immediately due and payable upon the bank’s written demand. We did not borrow under this credit facility during the 2011 Calendar Year. The demand promissory note’s effective interest rate on February 17, 2012 was approximately 2.5%; however, there were no amounts outstanding thereunder on such date.

7.375% Senior Notes due 2020.    As more fully described at Note 2(b) to the Consolidated Financial Statements in Item 8, on November 18, 2011 we completed a private placement of $875.0 million in aggregate principal amount of 7.375% Senior Notes due 2020 (the “2020 Senior Notes”). We used the net proceeds from this debt offering, together with the net proceeds from the term loans under the New Credit Facilities, to repay all of the principal and accrued interest outstanding under certain of our then existing debt agreements. The 2020 Senior Notes are senior unsecured debt obligations that bear interest at the rate of 7.375% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2012. The 2020 Senior Notes mature on January 15, 2020 at which time the entire $875.0 million of principal is due and payable. At any time on or after January 15, 2016, the 2020 Senior Notes are redeemable at our option, in whole or in part, at the redemption prices set forth in the related indenture, plus accrued and unpaid interest. Prior to January 15, 2016, we may redeem the 2020 Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus a “make-whole” premium and accrued and unpaid interest. Prior to January 15, 2015, we may also redeem up to 35% of the original principal amount of the 2020 Senior Notes with the proceeds from certain equity offerings at a redemption price of 107.375% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.

We intend to fund the required semi-annual interest payments under the 2020 Senior Notes with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the New Revolving Credit Agreement.

Debt Covenants

The New Credit Facilities and the indentures governing our convertible debt securities, the 2020 Senior Notes and our 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At December 31, 2011, we were in compliance with all of the covenants contained in those debt agreements. Although there can be no assurances, we believe that we will continue to be in compliance with all of our debt covenants. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could, among other things, subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

Dividends

The New Credit Facilities and the indentures for certain of our other debt agreements restrict our ability to pay cash dividends.

Standby Letters of Credit

As of February 17, 2012, we maintained approximately $54.1 million of standby letters of credit in favor of third parties with various expiration dates through February 21, 2013. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the New Revolving Credit Agreement.

Interest Rate Swap Contract

As required by a former credit facility, we entered into a seven-year receive variable/pay fixed interest rate swap contract during February 2007. As part of the 2011 Debt Restructuring, such credit facility was terminated but the interest rate swap contract was not. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for us to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which was originally expected to reasonably approximate the declining principal balance of a term loan under the former credit facility. At December 31, 2011, the notional amount of the interest rate swap contract was approximately $2,027.4 million. The estimated fair value of our liability for the interest rate swap contract on such date was $162.3 million and we project that $87.0 million will be payable to the counterparties during the year ending December 31, 2012. However, our aggregate payments through the contract’s expiration in February 2014, as well as the specific timing thereof, are subject to change based on, among other things, future LIBOR rates. See Note 5 to the Consolidated Financial Statements in Item 8 for information regarding the estimated fair value of our interest rate swap contract.

Net interest payable or receivable is settled between us and the counterparties at the end of each calendar quarter. We intend to fund any net interest payable to the counterparties with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the New Revolving Credit Agreement.

Capital Expenditures and Other

We believe that capital expenditures for property, plant and equipment will range from 4.5% to 5.5% of our net revenue (before the provision for doubtful accounts) for the year ending December 31, 2012, which is within the capital expenditure limitations of the New Credit Facilities. As of December 31, 2011, we had started: (i) construction of a 250-bed general acute care hospital to ultimately replace the south campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri; (ii) several hospital renovation and expansion projects; and (iii) various information technology hardware and software upgrades. Additionally, we estimate that the remaining cost to build and equip a replacement hospital for Walton Regional Medical Center in Monroe, Georgia will range from $20 million to $25 million. We are currently obligated to complete construction of this replacement hospital no later than December 31, 2012. We do not believe that any of our construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

Part of our strategic business plan calls for us to acquire hospitals and other ancillary health care businesses in non-urban communities that are aligned with our business model, available at a reasonable price and otherwise meet our strict acquisition criteria. We fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. Specifically, we plan to fund the acquisition of an 80% equity interest in each of five Oklahoma-based general acute care hospitals and certain related health care operations with available cash balances and proceeds from sales of available-for-sale securities. This pending acquisition, which we expect to close during the quarter ending June 30, 2012, is discussed at Note 15 to the Consolidated Financial Statements in Item 8.

Divestitures of Idle Property and Other

We intend to sell (i) the Woman’s Center at Dallas Regional Medical Center, which was a specialty women’s hospital in Mesquite, Texas that we closed on June 1, 2008, and (ii) the former Riverside hospital campus that we acquired from Mercy Health Partners, Inc. on September 30, 2011. We are also exploring various alternatives for St. Mary’s Medical Center of Scott County wherein the hospital’s lease agreement expires in May 2012 and will not be renewed. However, the timing of such divestitures has not yet been determined. We intend to use the proceeds from any transactions involving the abovementioned facilities for general business purposes. See Note 10 to the Consolidated Financial Statements in Item 8 for information about the three facilities that we intend to divest.

Contractual Obligations and Off-Balance Sheet Arrangements

Except as set forth in the table below, we do not have any off-balance sheet arrangements.

As of December 31, 2011, we had recorded approximately (i) $200.6 million for redeemable equity securities and (ii) $39.1 million as a liability for unrecognized income tax benefits and related interest and penalties. We excluded these amounts from the table below due to the uncertainty of the amounts to be paid, if any, as well as the timing of such payments. We also excluded $215.6 million of net professional liability risk reserves (including $40.4 million in current liabilities) from the table below because we do not characterize such reserves as contractual obligations and the unpaid settled claim amount at December 31, 2011 was not significant.

As of December 31, 2011, contractual obligations for each of the next five years ending December 31 and thereafter (including principal and interest) and other commitments are summarized in the table below. Interest rates at December 31, 2011 were used in the table to estimate interest payments on variable rate debt.

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Payments Due by Year Ending December 31,
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter
	(in thousands)

Long-term debt (a)	$249,435	$246,752	$350,391	$290,579	$991,054	$2,520,413
Capital leases	22,722	17,468	15,934	15,678	12,013	95,417
Operating leases (b)	125,645	103,195	76,639	59,859	39,470	111,650
Interest rate swap contract	86,975	64,501	10,831	-	-	-
Physician commitments (c)	19,260	10,945	-	-	-	-
Other	200	200	200	200	200	600

Total contractual obligations	$504,237	$443,061	$453,995	$366,316	$1,042,737	$2,728,080

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
Other Commitments Not Recorded	Commitment Expiration by Year Ending December 31,
on our Consolidated Balance Sheet	2012	2013	2014	2015	2016	Thereafter
	(in thousands)

Letters of credit (d)	$104,401	$-	$-	$-	$-	$-
Physician commitments (c)	26,394	16,357	-	-	-	-
Other (e)	161,191	34,830	2,000	-	-	-

Total commitments	$291,986	$51,187	$2,000	$-	$-	$-

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

(c)	See Note 1(e) and Note 13 to the Consolidated Financial Statements in Item 8 for information regarding physician and physician group guarantees and commitments.

(d)	Amount relates to outstanding letters of credit that principally serve as security for our workers’ compensation self-insurance program and deposits for certain utility companies.

(e)

Other includes: (i) construction costs to build replacement hospitals for both Walton Regional Medical Center in Monroe, Georgia and the south campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri; (ii) purchase commitments for supplies; and (iii) other miscellaneous commitments.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk due to changes in interest rates. To mitigate our exposure to interest rate volatility, a portion of our long-term debt is fixed rate and, if appropriate, we will consider entering into an interest rate swap contract. See Note 2 to the Consolidated Financial Statements in Item 8 for a discussion of our long-term debt. We do not believe that our overall market risk exposures will materially change during 2012.

As of December 31, 2011, the estimated fair value and carrying amount of our fixed rate debt, including capital lease obligations, were approximately $1,529.1 million and $1,463.7 million, respectively. The estimated fair value and carrying amount of our variable rate debt on such date were $2,101.7 million and $2,111.3 million, respectively. A hypothetical 1% increase in interest rates from those that were in effect at December 31, 2011 would impact our annualized interest expense by approximately $14.1 million. Moreover, increases in interest rates would correspondingly increase our interest expense associated with any future borrowings. The table below summarizes principal cash flows and weighted average interest rates by expected maturity dates for our long-term debt and capital lease obligations that were outstanding at December 31, 2011.

	Years Ending December 31,
	2012	2013	2014		2015	2016	Thereafter	Totals
	(in thousands, except interest rates)
Fixed rate long-term debt, including capital leases	$17,134	$12,618	$10,843		$11,320	$408,376	$923,385	$1,383,676
Weighted average interest rates	6.9%	6.8%	7.0%		7.0%	6.1%	7.4%	7.0%
Fixed rate convertible long-term debt	-	-	$91,450	(a)	-	-	-	$91,450
Weighted average interest rates	-	-	3.8%		-	-	-	3.8%
Variable rate long-term debt	$68,375	$68,375	$86,500		$122,750	$449,000	$1,330,000	$2,125,000
Weighted average interest rates (b)	3.5%	3.5%	3.4%		3.4%	3.3%	4.5%	4.1%

(a)

For purposes of the above table, we assumed that we would repurchase our 3.75% Convertible Senior Subordinated Notes due 2028 on May 1, 2014 because the noteholders can unilaterally exercise their contractual right to require us to repurchase some or all of their notes on such date.

(b)

For purposes of the above table, we assumed that the interest rates on each of our variable rate long-term debt instruments at December 31, 2011 would remain in effect for the full term of such instruments.

We do not execute transactions or hold derivative financial instruments for trading purposes. However, pursuant to the requirements of the agreements underlying our former credit facilities, we entered into a receive variable/pay fixed interest rate swap contract in February 2007 that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for its seven-year term. At December 31, 2011, the estimated fair value of the liability for our interest rate swap contract, which is discussed at Note 2(a) to the Consolidated Financial Statements in Item 8, was approximately $162.3 million. A hypothetical 1% change in the LIBOR rate used in the valuation of our interest rate swap contract liability would have changed its estimated fair value by $39.3 million.

We are exposed to market risk related to changes in the values of our available-for-sale securities, including those that are held by our insurance company subsidiaries. As more fully described at Note 5 to the Consolidated Financial Statements in Item 8, those investments have an estimated fair value and cost basis at December 31, 2011 of approximately $246.8 million and $245.5 million, respectively. We are also exposed to risk related to market illiquidity. For example, if one of our insurance subsidiaries requires cash beyond its usual requirements and we are unable to readily access the customary capital markets, we may have difficulty selling our investments in a timely manner or be forced to sell them at prices that are less than what we might have been able to obtain in an active market.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Health Management Associates, Inc.

We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Miami, Florida

February 27, 2012

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009

Net revenue	$5,804,451	$5,092,166	$4,536,106

Salaries and benefits	2,302,844	2,016,967	1,779,440
Supplies	776,598	703,426	637,663
Provision for doubtful accounts	716,856	624,753	553,639
Rent expense	154,279	122,983	100,990
Other operating expenses	1,067,980	892,465	788,051
Medicare and Medicaid HCIT incentive payments	(39,982)	-	-
Depreciation and amortization	267,900	241,873	234,883
Interest expense	222,747	211,673	217,938
Gains on early extinguishment of debt, net	-	-	(16,202)
Write-offs of deferred debt issuance costs and related other	24,595	-	444
Other	(1,771)	(8,797)	(4,980)

	5,492,046	4,805,343	4,291,866

Income from continuing operations before income taxes	312,405	286,823	244,240
Provision for income taxes	(106,071)	(101,049)	(82,937)

Income from continuing operations	206,334	185,774	161,303
Income (loss) from discontinued operations, including gains/losses on disposals, net of income taxes (see Notes 4 and 10)	(2,409)	(13,526)	2,638

Consolidated net income	203,925	172,248	163,941
Net income attributable to noncontrolling interests	(25,215)	(22,179)	(25,759)

Net income attributable to Health Management Associates, Inc.	$178,710	$150,069	$138,182

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.72	$0.66	$0.55
Discontinued operations	(0.01)	(0.05)	0.01

Net income	$0.71	$0.61	$0.56

Diluted
Continuing operations	$0.71	$0.65	$0.55
Discontinued operations	(0.01)	(0.05)	0.01

Net income	$0.70	$0.60	$0.56

Weighted average number of shares outstanding:
Basic	251,541	248,272	245,381

Diluted	255,037	251,106	246,965

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2011	2010	2009

Consolidated net income	$203,925	$172,248	$163,941
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Changes in fair value	47,735	(17,646)	85,923
Reclassification adjustments for amortization of expense into net income	10,384	-	-

Net activity attributable to the interest rate swap contract	58,119	(17,646)	85,923

Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities, net	(117)	2,473	2,086
Adjustments for net (gains) losses reclassified into net income	(1,020)	(2,143)	-

Net activity attributable to available-for-sale securities	(1,137)	330	2,086

Other comprehensive income (loss) before income taxes	56,982	(17,316)	88,009
Income tax (expense) benefit related to items of other comprehensive income (loss)	(21,298)	6,434	(38,337)

Other comprehensive income (loss), net	35,684	(10,882)	49,672

Total consolidated comprehensive income	239,609	161,366	213,613
Total comprehensive income attributable to noncontrolling interests	(25,215)	(22,179)	(25,759)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$214,394	$139,187	$187,854

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$64,143	$101,812
Available-for-sale securities	122,277	57,327
Accounts receivable, less allowances for doubtful accounts of $578,972 and $495,486 at December 31, 2011 and 2010, respectively	903,517	759,131
Supplies, at cost (first-in, first-out method)	156,529	137,214
Prepaid expenses	59,066	46,867
Prepaid and recoverable income taxes	61,756	44,961
Restricted funds	28,289	39,684
Assets of discontinued operations	14,561	11,384

Total current assets	1,410,138	1,198,380

Property, plant and equipment:
Land and improvements	249,842	201,278
Buildings and improvements	2,848,185	2,431,910
Leasehold improvements	259,048	200,538
Equipment	1,565,236	1,332,064
Construction in progress	164,185	99,645

	5,086,496	4,265,435
Accumulated depreciation and amortization	(1,823,324)	(1,602,488)

Net property, plant and equipment	3,263,172	2,662,947

Restricted funds	96,244	51,067
Goodwill	999,380	909,470
Deferred charges and other assets	235,255	88,221

Total assets	$6,004,189	$4,910,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$198,120	$172,501
Accrued payroll and related taxes	80,281	83,286
Accrued expenses and other liabilities	368,790	226,125
Due to third party payors	20,658	11,921
Deferred income taxes	50,466	27,052
Current maturities of long-term debt and capital lease obligations	85,509	34,745

Total current liabilities	803,824	555,630

Deferred income taxes	234,080	157,177
Long-term debt and capital lease obligations, less current maturities	3,489,489	2,983,719
Other long-term liabilities	491,037	478,586

Total liabilities	5,018,430	4,175,112

Redeemable equity securities	200,643	201,487

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	-	-
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 254,156 shares and 250,880 shares issued at December 31, 2011 and 2010, respectively	2,542	2,509
Accumulated other comprehensive income (loss), net of income taxes	(95,440)	(131,124)
Additional paid-in capital	156,859	123,040
Retained earnings	705,180	526,470

Total Health Management Associates, Inc. stockholders’ equity	769,141	520,895
Noncontrolling interests	15,975	12,591

Total stockholders’ equity	785,116	533,486

Total liabilities and stockholders’ equity	$6,004,189	$4,910,085

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive Income (Loss), Net	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Par Value

Balances at January 1, 2009	244,221	$2,442	$(169,914)	$108,374	$238,219	$106,690	$285,811

Net income	-	-	-	-	138,182	25,759	163,941
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	-	-	1,351	-	-	-	1,351
Change in fair value of interest rate swap contract and amortization of expense into net income, net	-	-	48,321	-	-	-	48,321
Exercises of stock options and related tax matters	1,632	16	-	10,734	-	-	10,750
Issuances of deferred stock and restricted stock and related tax matters	2,664	27	-	(1,376)	-	-	(1,349)
Stock-based compensation expense	-	-	-	10,867	-	-	10,867
Distributions to noncontrolling shareholders	-	-	-	-	-	(29,227)	(29,227)
Incremental costs of certain transactions with noncontrolling shareholders	-	-	-	(1,054)	-	-	(1,054)
Restructuring of a joint venture with Novant Health, Inc., net (see Note 4)	-	-	-	(31,014)	-	(28,206)	(59,220)
Reclassification to redeemable equity securities	-	-	-	-	-	(68,571)	(68,571)

Balances at December 31, 2009	248,517	2,485	(120,242)	96,531	376,401	6,445	361,620

Net income	-	-	-	-	150,069	22,179	172,248
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	-	-	221	-	-	-	221
Change in fair value of interest rate swap contract and amortization of expense into net income, net	-	-	(11,103)	-	-	-	(11,103)
Exercises of stock options and related tax matters	1,094	11	-	11,328	-	-	11,339
Issuances of deferred stock and restricted stock and related tax matters	1,269	13	-	(3,185)	-	-	(3,172)
Stock-based compensation expense	-	-	-	18,366	-	-	18,366
Distributions to noncontrolling shareholders	-	-	-	-	-	(19,598)	(19,598)
Noncontrolling shareholder interests in an acquired business	-	-	-	-	-	3,565	3,565

Balances at December 31, 2010	250,880	2,509	(131,124)	123,040	526,470	12,591	533,486

Net income	-	-	-	-	178,710	25,215	203,925
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	-	-	(741)	-	-	-	(741)
Change in fair value of interest rate swap contract and amortization of expense into net income, net	-	-	36,425	-	-	-	36,425
Exercises of stock options and related tax matters	1,563	16	-	16,237	-	-	16,253
Issuances of deferred stock and restricted stock and related tax matters	1,713	17	-	(7,587)	-	-	(7,570)
Stock-based compensation expense	-	-	-	25,169	-	-	25,169
Distributions to noncontrolling shareholders	-	-	-	-	-	(25,394)	(25,394)
Noncontrolling shareholder interests in acquired businesses	-	-	-	-	-	3,563	3,563

Balances at December 31, 2011	254,156	$2,542	$(95,440)	$156,859	$705,180	$15,975	$785,116

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Consolidated net income	$203,925	$172,248	$163,941
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	274,526	248,583	241,683
Amortization related to interest rate swap contract	10,384	-	-
Fair value adjustment related to interest rate swap contract	5,979	-	-
Provision for doubtful accounts	716,856	624,753	553,639
Stock-based compensation expense	25,169	18,366	10,867
Losses (gains) on sales of assets, net	1,325	(711)	(1,228)
Gains on sales of available-for-sale securities, net	(518)	(4,328)	(1,384)
Gain on early extinguishment of debt, net	-	-	(16,202)
Write-offs of deferred debt issuance costs	24,045	-	444
Deferred income tax expense	79,159	20,311	90,467
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(870,898)	(731,607)	(595,780)
Supplies	(3,108)	(14,250)	(3,917)
Prepaid expenses	(8,271)	(6,393)	(348)
Prepaid and recoverable income taxes	(18,987)	31,020	881
Deferred charges and other long-term assets	(5,785)	5,382	(12,025)
Accounts payable	23,380	31,699	(21,296)
Accrued expenses and other liabilities	87,431	27,370	27,690
Equity compensation excess income tax benefits	(2,999)	(1,278)	(218)
(Income) loss from discontinued operations, net	2,409	13,526	(2,638)

Net cash provided by continuing operating activities	544,022	434,691	434,576

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	(582,090)	(191,454)	(138,764)
Additions to property, plant and equipment	(302,046)	(209,108)	(198,878)
Proceeds from sales of assets and insurance recoveries	2,765	3,150	5,326
Proceeds from sales of discontinued operations	4,851	26,360	-
Purchases of available-for-sale securities	(1,385,580)	(921,724)	(86,527)
Proceeds from sales of available-for-sale securities	1,321,398	904,881	50,000
Decrease (increase) in restricted funds, net	(35,309)	(5,758)	11,590

Net cash used in continuing investing activities	(976,011)	(393,653)	(357,253)

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Years Ended December 31,
	2011	2010	2009

Cash flows from financing activities:
Proceeds from long-term borrowings	$3,356,970	$-	$38,000
Principal payments on debt and capital lease obligations	(2,869,380)	(40,147)	(127,073)
Payments of debt issuance costs	(75,149)	-	-
Repurchases of convertible debt securities in the open market	-	-	(67,714)
Proceeds from exercises of stock options	14,067	7,469	9,699
Cash received from noncontrolling shareholders, net of certain costs	-	2,547	54,796
Cash payments to noncontrolling shareholders	(28,284)	(20,630)	(35,377)
Equity compensation excess income tax benefits	2,999	1,278	218

Net cash provided by (used in) continuing financing activities	401,223	(49,483)	(127,451)

Net decrease in cash and cash equivalents before discontinued operations	(30,766)	(8,445)	(50,128)
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	5,991	5,672	14,593
Investing activities (see Note 10)	(12,894)	(1,433)	(1,503)
Financing activities	-	-	(558)

Net decrease in cash and cash equivalents	(37,669)	(4,206)	(37,596)
Cash and cash equivalents at the beginning of the year	101,812	106,018	143,614

Cash and cash equivalents at the end of the year	$64,143	$101,812	$106,018

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$188,734	$204,576	$204,718

Income taxes	$50,651	$69,443	$32,124

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1.	Business and Summary of Significant Accounting Policies

Health Management Associates, Inc. by and through its subsidiaries (collectively, the “Company”) provides health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of December 31, 2011, the Company operated 66 hospitals in fifteen states with a total of 10,330 licensed beds. At such date, twenty-two of the Company’s hospitals were located in Florida and ten hospitals were located in each of Mississippi and Tennessee. See Note 10 for information about one of the Company’s Tennessee-based hospitals with a lease agreement that will expire in May 2012 and will not be renewed. Also, see Note 15 for acquisition activity subsequent to December 31, 2011.

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

The Company’s investments in debt securities and shares in publicly traded stocks and mutual funds have been designated by management as available-for-sale securities, as defined by GAAP. The estimated fair values of such securities are based on quoted market prices and pricing valuation models. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income, net of income taxes. Periodically, management performs an evaluative assessment of individual securities to determine whether declines in fair value are other-than-temporary. Management considers various quantitative, qualitative and judgmental factors when performing its evaluation, including, but not limited to, the nature of the security being analyzed and the length of time and extent to which a security’s fair value is below its historical cost. The weighted average cost method is used to calculate the historical cost basis of securities that are sold. Also, see Notes 5 and 11 for more information regarding the Company’s available-for-sale securities.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

d.	Property, plant and equipment

Property, plant and equipment are stated at cost and include major expenditures that extend an asset’s useful life. Ordinary repair and maintenance costs (e.g., medical equipment adjustments, painting, cleaning, etc.) are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the underlying assets. Estimated useful lives for buildings and improvements range from fifteen to forty years and for equipment range from three to fifteen years. Leasehold improvements, capital lease assets and other assets of a similar nature are amortized on a straight-line basis over the shorter of the term of the respective lease or the useful life of the underlying asset. Depreciation expense was approximately $219.3 million, $207.2 million and $202.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.

e.	Deferred debt issuance costs, goodwill and other long-lived assets

Deferred debt issuance costs. Deferred charges and other assets include deferred debt issuance costs that are being amortized over the estimated economic life of the related debt using the effective interest method. A rollforward of the Company’s deferred debt issuance costs is presented in the table below (in thousands).

	Years Ended December 31,
	2011	2010	2009

Balances at the beginning of the year	$48,515	$48,515	$50,520
Costs associated with the issuance of long-term debt	75,149	-	-
Write-offs, primarily in connection with a debt refinancing (see Note 2)	(56,463)	-	(444)
Repurchases of convertible debt securities	-	-	(1,561)

Balances at the end of the year	$67,201	$48,515	$48,515

Accumulated amortization of deferred debt issuance costs was approximately $3.1 million and $27.9 million at December 31, 2011 and 2010, respectively. Amortization of deferred debt issuance costs was $7.6 million, $7.1 million and $7.6 million during the years ended December 31, 2011, 2010 and 2009, respectively. Future amortization of deferred debt issuance costs is expected to approximate $11.3 million, $11.0 million, $10.5 million, $9.9 million and $8.4 million during the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

Goodwill. GAAP calls for goodwill (i.e., the excess of cost over acquired net assets) and intangible assets with indefinite useful lives to be tested for impairment annually and whenever circumstances indicate that a possible impairment might exist. When performing goodwill impairment tests prior to 2011, management initially compared the estimated fair values of each reporting unit’s net assets, including allocated home office net assets, to the corresponding carrying amounts on the Company’s consolidated balance sheet. The estimated fair values of the Company’s reporting units were determined using a market approach methodology based on net revenue multiples. Management also considered a valuation methodology using discounted cash flows and a market approach valuation methodology based on comparable transactions. If the estimated fair value of a reporting unit’s net assets was less than the balance sheet carrying amount, management determined the implied fair value of the reporting unit’s goodwill, compared such fair value to the corresponding carrying amount and, if necessary, recorded a goodwill impairment charge.

During September 2011, the Financial Accounting Standards Board amended the accounting standards in GAAP as they relate to the annual test for goodwill impairment (the “Goodwill Update”). The Goodwill Update allows, but does not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for the purpose of determining if detailed quantitative goodwill impairment testing is necessary. Public companies were required to adopt the provisions of the Goodwill Update during interim and annual periods beginning after December 15, 2011; however, early adoption was permitted. Management elected to early adopt the Goodwill Update in connection with the Company’s annual goodwill impairment testing on October 1, 2011. The Company’s adoption of the Goodwill Update did not have a material impact on its annual goodwill impairment testing or the results therefrom. Specifically, the qualitative factors reviewed by management did not reveal any circumstances whereby detailed quantitative goodwill impairment testing was necessary at the reporting unit level. There were no goodwill impairment charges in continuing operations during the years ended December 31, 2011, 2010 and 2009.

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

Physician and Physician Group Guarantees.     Deferred charges and other assets include estimated physician and physician group guarantee costs, which aggregated approximately $88.0 million and $60.7 million at December 31, 2011 and 2010, respectively. Such amounts are being amortized over the required service periods of the underlying contractual arrangements. The corresponding accumulated amortization was $38.8 million and $30.9 million at December 31, 2011 and 2010, respectively. Amortization expense related to estimated physician and physician group guarantee costs was $29.2 million, $21.7 million and $21.3 million during the years ended December 31, 2011, 2010 and 2009, respectively. Based on the December 31, 2011 balances, future amortization expense is expected to be $37.0 million, $10.0 million and $2.2 million during the years ending December 31, 2012, 2013 and 2014, respectively. See Note 13 for further information regarding physician and physician group guarantees.

Intangible Assets. Included in deferred charges and other assets at December 31, 2011 were intangible assets of approximately $51.2 million relating to contractual rights to operate hospitals and other health care facilities and non-compete arrangements, net of $2.0 million of accumulated amortization. See Note 4 for information about these intangible assets that were acquired during 2011. Future amortization of such assets is expected to approximate $7.9 million, $7.9 million, $7.9 million, $7.1 million and $4.2 million during the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

Impairment of Long-lived Assets.     When events, circumstances or operating results indicate that the carrying values of long-lived assets and/or identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired, management prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such long-lived assets are reduced to their estimated fair values, as determined by management through various discrete valuation analyses, and the Company records an impairment charge. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value, less costs to sell. The estimates of fair value are based on recent sales of similar assets, market analyses, pending disposition transactions and market responses based on discussions with, and offers received from, potential buyers.

There were no long-lived asset impairment charges that were material to the Company’s continuing operations during the years ended December 31, 2011, 2010 and 2009. During the years ended December 31, 2011, 2010 and 2009, the Company recorded long-lived asset and goodwill impairment charges of approximately $3.6 million, $8.4 million and $4.6 million, respectively, in discontinued operations (see Note 10).

f.	Net revenue, cost of revenue and related other

Net Revenue. The Company records gross patient service charges on the accrual basis in the period that the services are rendered. Net revenue represents gross patient service charges less provisions for contractual adjustments. Approximately 40%, 41% and 41% of net revenue during the years ended December 31, 2011, 2010 and 2009, respectively, related to services rendered to patients covered by Medicare and various state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges and, therefore, provisions for contractual adjustments are made to reduce patient charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit and, accordingly, the Company periodically provides reserves for the adjustments that may ultimately result therefrom. Such adjustments were not material to the Company’s consolidated results of operations during the years presented herein. Laws, rules and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, estimates recorded in the consolidated financial statements and disclosed in the accompanying notes may change in the future and such changes in estimates, if any, will be recorded in the Company’s operating results in the period they are identified by management. Revenue and receivables from government programs are significant to the Company’s operations; however, management does not believe that there are substantive credit risks associated with such programs. There are no other concentrations of revenue or accounts receivable with any individual payor that subject the Company to significant credit or other risks.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates.

Net revenue is presented net of provisions for contractual adjustments and uninsured patient discounts. The Company’s provisions for contractual adjustments were approximately $19,433 million, $15,612 million and $12,589 million during the years ended December 31, 2011, 2010 and 2009, respectively. In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts identified as charity and indigent care are not recognized in net revenue. The Company maintains a uniform policy whereby patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and the Company’s collection agencies pursue payments on accounts receivable from patients who do not meet such criteria. Management monitors the levels of charity and indigent care provided by the Company’s hospitals and other health care facilities and the procedures employed to identify and account for those patients. Most states include an estimate of charity and indigent care costs in the determination of a hospital’s eligibility for Medicaid disproportionate share payments.

See Note 12 for a change in GAAP that will affect the Company’s presentation of net revenue in future periods.

Uncompensated Patient Care. To quantify the overall impact of, and trends related to, uninsured accounts, management believes that it is beneficial to view the Company’s: (i) foregone/unrecognized revenue for charity and indigent care; (ii) uninsured self-pay patient discounts (i.e., the Company discounts its gross charges to uninsured patients for non-elective procedures by 60% or more); and (iii) provision for doubtful accounts, which is collectively referred to herein as “uncompensated patient care,” in combination rather than separately. Management estimates the costs of the Company’s uncompensated patient care using a cost-to-charge ratio that is calculated by dividing patient care costs by gross patient charges. Those costs include select direct and indirect costs such as salaries and benefits, supplies, depreciation and amortization, rent and other operating expenses. The table below sets forth the estimated costs of the Company’s uncompensated patient care (in thousands).

	Years Ended December 31,
	2011	2010	2009

Charity and indigent care foregone/unrecognized revenue (based on established rates)	$91,927	$88,797	$79,459
Uninsured self-pay patient discounts	939,763	789,370	641,911
Provision for doubtful accounts	716,856	624,753	553,639

	1,748,546	1,502,920	1,275,009
Cost-to-charge ratio	21.8%	22.3%	22.1%

Estimated costs of uncompensated patient care	$381,183	$335,151	$281,777

Cost of Revenue.    The presentation of costs and expenses in the Company’s consolidated statements of income does not differentiate between costs of revenue and other costs because substantially all of such costs and expenses are related to providing health care services. Furthermore, management believes that the natural classification of expenses is the most meaningful presentation of the Company’s operations. Amounts that could be classified as general and administrative expenses include the costs of the Company’s home office, which were approximately $168.8 million, $138.7 million and $117.7 million during the years ended December 2011, 2010 and 2009, respectively.

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

Reserves for self-insured professional liability indemnity claims and related expenses, including attorneys’ fees and other related costs of litigation that have been incurred and will be incurred in the future, are determined using actuarially-based techniques and methodologies. The data used to develop such reserves is based on asserted and unasserted claim information that has been accumulated by the Company’s incident reporting system, historical loss payment patterns and industry trends. Such long-term liabilities have been discounted to their estimated present values. Management selects a discount rate that represents a risk-free interest rate correlating to the period when the claims are projected to be paid. The Company’s discounted reserves at December 31, 2010 did not include any amounts for estimated losses that were expected to be covered by reinsurance policies; however, see Note 12 for new accounting guidance that the Company adopted effective January 1, 2011.

The reserves for self-insured professional liability claims and expenses are periodically reviewed and adjustments thereto are recorded as more information about claim trends becomes known to management. Adjustments to the reserves are recognized in the Company’s operating results in the period that the change in estimate is identified. See Note 13 for further discussion of the Company’s professional liability risks and related matters.

i.	Self-insured workers’ compensation and health and welfare programs

The Company provides (i) income continuance to, and reimburses certain health care costs of, its disabled employees (collectively, “workers’ compensation”) and (ii) health and welfare benefits to its employees, their spouses and certain beneficiaries. While such employee benefit programs are primarily self-insured, stop-loss insurance policies are maintained in amounts deemed appropriate by management. Nevertheless, there can be no assurances that the amount of stop-loss insurance coverage will be adequate for such Company programs.

The Company records estimated liabilities for both reported and incurred but not reported workers’ compensation and health and welfare claims based on historical loss experience and other information provided by the Company’s third party administrators. The long-term liabilities for workers’ compensation are determined using actuarially-based techniques and methodologies and are discounted to their estimated present values. Management selects a discount rate that represents a risk-free interest rate correlating to the period when such benefits are projected to be paid. The Company’s liabilities at December 31, 2010 for workers’ compensation and health and welfare benefits did not include any amounts for benefits that were expected to be covered by stop-loss policies; however, see Note 12 for new accounting guidance that the Company adopted effective January 1, 2011. Although there can be no assurances, management believes that the liabilities included in the Company’s consolidated financial statements for these self-insured programs are adequate and reasonable. If the actual costs of these programs exceed management’s estimates, the liabilities could be materially adversely affected.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

j.	Fair value of financial instruments

Cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other liabilities are reflected in the consolidated balance sheets at their estimated fair values primarily due to their short-term nature. The estimated fair values of long-term debt and available-for-sale securities, which are disclosed at Notes 2 and 5, respectively, were primarily determined by reference to quoted market prices, pricing valuation models and/or bid and ask prices in the relevant market. Additionally, see Note 5 regarding the estimated fair value of the Company’s interest rate swap contract, including valuation methods and significant assumptions.

k.	Noncontrolling interests in consolidated entities and redeemable equity securities

The consolidated financial statements include all assets, liabilities, revenue and expenses of certain entities that are controlled by the Company but not wholly owned. The Company records noncontrolling interests and redeemable equity securities to reflect the ownership interests and other rights of the noncontrolling shareholders. The sale of a noncontrolling interest, where control of the affected entity is retained, is treated as an equity transaction. Moreover, direct and incremental costs of transactions with noncontrolling shareholders that change the ownership percentage of Health Management Associates, Inc. in a consolidated entity are considered part of the related equity transaction if control is maintained by the parent.

Redeemable equity securities with redemption features that are not solely within the Company’s control are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. If it is unlikely that a redeemable equity security will ever require redemption (e.g., management does not expect that a triggering contingency will occur, etc.), then subsequent adjustments to the initially recorded amount will only be recognized in the period that a redemption becomes probable. See Note 4 for further information regarding the Company’s redeemable equity securities.

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

The Company operates in multiple states with varying tax laws and is subject to both federal and state audits of its tax filings. Management estimates tax reserves to adequately provide for audit adjustments, if any. Actual audit results could vary from the estimates recorded by the Company. Recorded tax reserves and the changes therein were not material to the Company’s consolidated financial position or its results of operations during the years presented herein.

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

aggregation of similar operating segments into a single operating segment if the businesses have comparable economic characteristics and are otherwise considered alike. The Company’s operating segments, which provide health care services to patients in owned and leased facilities, offer comparable services, have the same types of patients, operate in a consistent manner and have similar economic and regulatory characteristics. Accordingly, such operating segments have been aggregated into a single reportable segment.

n.	Discontinued operations

GAAP requires that a component of an entity be reported as discontinued operations if, among other things, such component: (i) has been disposed of or is classified as held for sale; (ii) has operations and cash flows that can be clearly distinguished from the rest of the reporting entity; and (iii) will be eliminated from the ongoing operations of the reporting entity. In the period that a component of the Company meets such criteria, its results of operations and cash flows for current and prior periods are reclassified to discontinued operations and the assets and liabilities of the related disposal group are segregated on the consolidated balance sheet. See Note 10 for information regarding the Company’s discontinued operations.

o.	Loss contingencies

Management regularly reviews the status of the Company’s legal and regulatory matters and assesses the potential financial exposure thereof. If the potential loss from any claim, lawsuit or regulatory proceeding is considered probable and the amount can be reasonably estimated, the Company records a reserve. Significant judgment is required when determining probability and whether an exposure is reasonably estimable. The actual costs resulting from the final resolution of claims, lawsuits and regulatory matters may vary significantly from management’s estimates because, among other things, estimating such financial exposure requires consideration of substantial uncertainties. Changes in the estimates of financial exposure for legal matters and other loss contingencies could have a material impact on the Company’s consolidated financial position and results of operations. Attorneys’ fees and other costs of defending the Company in respect of claims, lawsuits and regulatory proceedings are expensed in the period such fees and costs are incurred, except as noted above at Note 1(h).

See Note 13 for information regarding the Company’s material legal matters and other loss contingencies.

2.	Long-Term Debt

The table below summarizes the Company’s long-term debt and capital lease obligations (in thousands).

	December 31,
	2011	2010

Revolving credit facilities (a)	$-	$-
Bank borrowings (a):
New Term Loan A	725,000	-
New Term Loan B, net of a discount of approximately $13,742 at December 31, 2011	1,386,258	-
Predecessor Term Loan	-	2,481,434
7.375% Senior Notes due 2020 (b)	875,000	-
6.125% Senior Notes due 2016, net of discounts of approximately $1,584 and $1,953 at December 31, 2011 and 2010, respectively (b)	398,416	398,047
3.75% Convertible Senior Subordinated Notes due 2028, net of discounts of approximately $9,802 and $13,352 at December 31, 2011 and 2010, respectively (c)	81,648	78,098
Installment notes and other unsecured long-term debt at interest rates ranging from 4.2% to 7.5%, payable through 2025	4,264	5,184
Capital lease obligations (see Note 3)	104,412	55,701

Long-term debt and capital lease obligations	3,574,998	3,018,464
Less current maturities	(85,509)	(34,745)

Long-term debt and capital lease obligations, less current maturities	$3,489,489	$2,983,719

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

a.	Bank Borrowings and Revolving Credit Facilities

New 2011 Bank Borrowings.   On November 18, 2011, the Company completed a restructuring of its long-term debt (the “2011 Debt Restructuring”), which included, among other things, new variable rate senior secured credit facilities with a syndicate of banks (the “New Credit Facilities”). The New Credit Facilities consist of: (i) a $500.0 million five-year revolving credit facility (the “New Revolving Credit Agreement”); (ii) a $725.0 million five-year term loan (the “New Term Loan A”); and (iii) a $1.4 billion seven-year term loan (the “New Term Loan B”). The New Term Loan B was subject to an original issue discount of 1.0%. The Company used the net proceeds from the term loans under the New Credit Facilities, together with the net proceeds from the sale of its 7.375% Senior Notes due 2020, to repay all amounts outstanding under the Predecessor Credit Facilities and the Knoxville Credit Agreement (both of which are defined below).

The Company can elect whether interest on borrowings under the New Credit Facilities is calculated using LIBOR or the Prime Rate (as defined in the loan agreement) as its base rate; however, the base rate for the New Term Loan B is subject to a floor of 1.0% when the LIBOR option is selected. The effective interest rate, which fluctuates with changes in the underlying base rates, includes a spread above the base rate selected by the Company. The amount of the interest rate spread is predicated on, among other things, the Company’s Consolidated Leverage Ratio (as defined in the loan agreement). The Company can elect differing interest rates for each of the debt instruments that comprise the New Credit Facilities. Interest is payable in arrears at the end of a calendar quarter or on the date that the selected interest duration period ends.

Beginning on March 31, 2012, the New Term Loan A will be repaid in equal quarterly installments in an aggregate annual amount equal to 7.5% of the principal amount thereof in each of the first two years of such facility, 10.0% in the third year, 15.0% in the fourth year and 60.0% in the fifth year. The New Term Loan B requires quarterly principal payments of $3.5 million, beginning on March 31, 2012, and a balloon payment for the remaining outstanding balance at the end of the facility’s seventh year. The Company has the right to prepay amounts outstanding under the New Credit Facilities at any time without penalty, other than a prepayment of the New Term Loan B, which is subject to a prepayment premium during the first year of the loan agreement equal to 1.0% of the principal amount prepaid. At December 31, 2011, the effective interest rates on the New Term Loan A and the New Term Loan B were 3.2% and 4.5%, respectively. Those rates remained unchanged as of February 17, 2012.

Throughout the New Revolving Credit Agreement’s five-year term, the Company is obligated to pay commitment fees based on the amounts available for borrowing. The New Revolving Credit Agreement provides that the Company can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. As of February 17, 2012, standby letters of credit in favor of third parties of approximately $51.9 million reduced the amount available for borrowing under the New Revolving Credit Agreement to $448.1 million on such date. Although there were no amounts outstanding on either date, the effective interest rate on the variable rate New Revolving Credit Agreement was approximately 3.3% and 3.2% on December 31, 2011 and February 17, 2012, respectively.

The New Credit Facilities provide for a springing maturity of all amounts then outstanding to the date that is 91 days prior to the maturity date of the 2016 Senior Notes (as defined below) unless (i) the 2016 Senior Notes are first refinanced in full or (ii) the Company has liquidity at a predetermined date equal to $200 million, plus the then outstanding principal amount of the 2016 Senior Notes. The New Credit Facilities are also generally subject to mandatory prepayment in amounts equal to: (i) 100% of the net cash proceeds received from certain asset sales, including insurance recoveries and condemnation events, subject to reinvestment provisions and the ratable offer requirements of other pari passu secured debt; (ii) 100% of the net cash proceeds from the Company’s issuance of certain new debt; and (iii) 50% of the Company’s Excess Cash Flow (as defined in the loan agreement) with step-downs of such percentage based on the Company’s Consolidated Leverage Ratio.

The Company’s obligations under the New Credit Facilities are guaranteed on a joint and several basis by all of the Company’s material domestic wholly owned subsidiaries (other than certain exempted subsidiaries). As discussed below, the same subsidiaries also provide certain guarantees with respect to the Company’s obligations under the 2016 Senior Notes and the 7.375% Senior Notes due 2020. Additionally, the obligations under the New Credit Facilities, as well as those of the 2016 Senior Notes and the Demand Note (as defined below), are secured on a pari passu basis by a substantial portion of the Company’s assets (primarily those of the subsidiary guarantors under the New Credit Facilities). As a result, approximately $526.7 million, $92.4 million and $1,957.8 million of the Company’s net accounts receivable, supplies, and net property, plant and equipment, respectively, as presented in its consolidated balance sheet at December 31, 2011, collateralize the aforementioned credit facilities.

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

Predecessor Bank Borrowings.    On March 1, 2007, the Company completed a recapitalization of its balance sheet, which included, among other things, $3.25 billion in new variable rate senior secured credit facilities with a syndicate of banks (the “Predecessor Credit Facilities”) that closed on February 16, 2007. The Predecessor Credit Facilities consisted of a seven-year $2.75 billion term loan (the “Predecessor Term Loan”) and a $500.0 million six-year revolving credit facility (the “Predecessor Revolving Credit Agreement”). As part of the 2011 Debt Restructuring, the Company terminated the Predecessor Credit Facilities and repaid all of the principal and accrued interest outstanding thereunder on November 18, 2011.

The Predecessor Term Loan required (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the end of the agreement. The Company was also required to repay principal under the Predecessor Term Loan in an amount that was as much as 50% of its annual Excess Cash Flow, as such term was defined in the Predecessor Credit Facilities’ loan agreement. Based on the annual Excess Cash Flow requirements of the Predecessor Credit Facilities, the Company made principal payments under the Predecessor Term Loan of approximately $18.4 million during the year ended December 31, 2009. The Company also prepaid $25.0 million of principal under the Predecessor Term Loan during such year. There were no annual Excess Cash Flow principal payments under the Predecessor Term Loan that were required during the years ended December 31, 2011 and 2010. In connection with the early termination of the Predecessor Credit Facilities and principal payments under the Predecessor Term Loan in advance of their original scheduled maturities, the Company wrote-off deferred debt issuance costs, net of accumulated amortization, of $13.6 million and $0.4 million during the years ended December 31, 2011 and 2009, respectively.

The Company could elect whether interest on the Predecessor Credit Facilities, which was payable quarterly in arrears, was calculated using LIBOR or prime as its base rate. The effective interest rate included a spread above the base rate selected by the Company and was subject to modification in certain circumstances. Additionally, the Company could elect differing base interest rates for the Predecessor Term Loan and the Predecessor Revolving Credit Agreement. Under the Predecessor Revolving Credit Agreement, the Company was also obligated to pay commitment fees based on the amounts available for borrowing. During February 2007, as required by the Predecessor Credit Facilities, the Company entered into a seven-year receive variable/pay fixed interest rate swap contract. The interest rate swap contract was not terminated as part of the 2011 Debt Restructuring. Although the Company is exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, management does not anticipate nonperformance because the interest rate swap contract is in a liability position and would require the Company to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for the Company to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which was originally expected to reasonably approximate the declining principal balance of the Predecessor Term Loan. At December 31, 2011, the notional amount of the Company’s interest rate swap contract was approximately $2,027.4 million. Management projects that $87.0 million will be payable to the counterparties during the year ending December 31, 2012; however, the aggregate payments through the contract’s expiration in February 2014, as well as the specific timing thereof, are subject to change based on, among other things, future LIBOR rates. See Note 5 for discussion of the estimated fair value of the Company’s interest rate swap contract, including valuation methods and significant assumptions, and Note 11 for the accounting afforded the interest rate swap contract.

Demand Promissory Note.    On July 14, 2009, the Company executed a $10.0 million secured demand promissory note in favor of a bank (the “Demand Note”). Pursuant to the terms and conditions of the Demand Note, the Company may borrow, on a revolving basis, up to the principal face amount of the note. Such borrowings, if any, will be secured on a pari passu basis with the New Credit Facilities and the 2016 Senior Notes. All principal and accrued interest under the Demand Note will be immediately due and payable upon the bank’s written demand. Interest will be payable monthly and determined using a LIBOR-based rate, plus 2.0%. Although there were no amounts outstanding on December 31, 2011 and February 17, 2012, the effective interest rate on the Demand Note was approximately 2.6% and 2.5%, respectively, on those dates.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

b.	Senior Debt Securities

2020 Senior Notes. On November 18, 2011, the Company completed a private placement of $875.0 million in aggregate principal amount of 7.375% Senior Notes due 2020 (the “2020 Senior Notes”) at an issue price of 100% to qualified institutional buyers under Rule 144A of the Securities Act of 1933 and to persons outside the United States in accordance with Regulation S thereunder. The Company used the net proceeds from this debt offering, together with the net proceeds from the term loans under the New Credit Facilities, to repay all amounts outstanding under the Predecessor Credit Facilities and the Knoxville Credit Agreement (as defined below).

The 2020 Senior Notes are senior unsecured debt obligations that bear interest at the rate of 7.375% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2012. The 2020 Senior Notes mature on January 15, 2020 at which time the entire $875.0 million of principal is due and payable. At any time on or after January 15, 2016, the 2020 Senior Notes are redeemable at the Company’s option, in whole or in part, at the redemption prices set forth in the related indenture, plus accrued and unpaid interest. Prior to January 15, 2016, the Company may redeem the 2020 Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus a “make-whole” premium and accrued and unpaid interest. Prior to January 15, 2015, the Company may also redeem up to 35% of the original principal amount of the 2020 Senior Notes with the proceeds from certain equity offerings at a redemption price of 107.375% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.

Among other things, the indenture that governs the 2020 Senior Notes limits and restricts the ability of Health Management Associates, Inc. and certain of its subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) consolidate, merge or sell all or substantially all of their assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) enter into sale-leaseback transactions. Each of the aforementioned limitations and restrictions are subject to exceptions and qualifications. Upon the occurrence of a change of control, as defined in the indenture, each holder of a 2020 Senior Note will have the right to require the Company to repurchase all or a part of such holder’s notes at a purchase price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest. Additionally, the Company may be required to use the proceeds from certain asset dispositions to repurchase 2020 Senior Notes at 100% of their principal amount, plus accrued and unpaid interest. The indenture governing the 2020 Senior Notes contains covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions.

The 2020 Senior Notes, although unsecured, are guaranteed on a joint and several basis by the same Company subsidiaries that are borrowers and/or guarantors under the New Credit Facilities and the 2016 Senior Notes (as defined below). The 2020 Senior Notes: (i) rank equally in right of payment with all of the Company’s and its subsidiary guarantors’ existing and future senior unsecured indebtedness; (ii) rank senior in right of payment to all of the Company’s and its subsidiary guarantors’ existing and future subordinated indebtedness; (iii) are effectively subordinated to all of the Company’s and its subsidiary guarantors’ existing and future secured indebtedness, to the extent of the value of the pledged assets; and (iv) are structurally subordinated to all of the existing and future liabilities of each of the Company’s subsidiaries that do not guarantee the 2020 Senior Notes.

In connection with the sale of the 2020 Senior Notes, the Company entered into a Registration Rights Agreement, pursuant to which it will: (i) file a registration statement with the Securities and Exchange Commission with respect to a registered offer to exchange the 2020 Senior Notes for publicly registered notes of the Company (the “Exchange Notes”) that will have terms substantially identical, in all material respects, to the 2020 Senior Notes and (ii) cause such registration statement to be declared effective on or before November 16, 2012. Upon the registration statement being declared effective, the Company will offer the Exchange Notes to holders of the 2020 Senior Notes in exchange for the surrender of their existing notes. In certain instances, the Company may also be required by the Registration Rights Agreement to file a shelf registration statement with the Securities and Exchange Commission for the resale of the 2020 Senior Notes. If the Company fails to meet its obligations under the Registration Rights Agreement, the interest rate on the 2020 Senior Notes will increase by 0.25% per annum for the first 90 day period following such failure and will increase by an additional 0.25% per annum for each subsequent 90 day period that the Company fails to meet its obligations, up to a maximum of 1.00% per annum.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

2016 Senior Notes.    On April 21, 2006, the Company completed the sale of $400.0 million of 6.125% Senior Notes due 2016 (the “2016 Senior Notes”). The 2016 Senior Notes (i) mature on April 15, 2016 at which time the entire $400.0 million of principal is due and payable and (ii) bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on April 15 and October 15. As a result of the 2011 Debt Restructuring, the 2016 Senior Notes are secured on a pari passu basis with the New Credit Facilities and the Demand Note.

If any of the Company’s subsidiaries are required to issue a guaranty in favor of the lenders under any credit facility ranking equal with the 2016 Senior Notes, such subsidiaries are also required, under the terms of the 2016 Senior Notes, to issue a guaranty for the benefit of the holders of the 2016 Senior Notes on substantially the same terms and conditions. As a result of the 2011 Debt Restructuring and the guarantees provided thereunder, the Company’s material domestic wholly owned subsidiaries (other than certain exempted subsidiaries) have provided guarantees of payment to the holders of the 2016 Senior Notes on a basis similar to the guarantees provided under the New Credit Facilities.

In connection with the sale of the 2016 Senior Notes, the Company entered into an indenture that governs such notes. The 2016 Senior Notes (and such other debt securities that may be issued from time to time under the indenture) are subject to certain covenants, which include, among other things, limitations and restrictions on: (i) the incurrence of debt secured by liens against the Company and its subsidiaries; (ii) the incurrence of subsidiary debt; (iii) sale lease-back transactions; and (iv) certain consolidations, mergers and transfers of assets. Each of the aforementioned limitations and restrictions are subject to certain contractual exceptions. The indenture governing the 2016 Senior Notes contains covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions.

c.	Convertible Senior Subordinated Notes

On May 21, 2008, the Company completed a private placement of $250.0 million of its 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The 2028 Notes are general unsecured obligations that are subordinated in right of payment to all of the Company’s existing and future senior indebtedness. The 2028 Notes mature on May 1, 2028 and bear interest at a fixed rate of 3.75% per annum, payable semi-annually in arrears on May 1 and November 1. The Company can redeem the 2028 Notes for cash at any time on or after May 1, 2014, in whole or in part, at a “Redemption Price” equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Holders of the 2028 Notes have the right to require the Company to repurchase some or all of their notes for cash at the Redemption Price on May 1, 2014, May 1, 2018 and May 1, 2023. If the Company undergoes a Fundamental Change (as defined in the indenture governing the 2028 Notes) at any time prior to May 1, 2014, holders of the 2028 Notes will have the right to require the Company to repurchase some or all of their notes for cash at the Redemption Price.

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

Upon the issuance of the 2028 Notes, the Conversion Rate was initially set at 85.034 shares of the Company’s common stock per $1,000 principal amount of such notes. The corresponding Conversion Price was initially set at $11.76 per share of the Company’s common stock. Both the Conversion Rate and the Conversion Price are subject to mandatory adjustment upon the occurrence of certain events that are identified in the indenture governing the 2028 Notes. Noteholders are entitled to receive additional shares or cash upon the conversion of their notes if (i) the volume-weighted average price of the Company’s common stock during an Observation Period (as defined in the indenture governing the 2028 Notes) is greater than the Conversion Price or (ii) certain Fundamental Changes occur prior to May 1, 2014. The indenture governing the 2028 Notes contains covenants, terms, events of default and related cure provisions that are customary in agreements used in connection with similar transactions.

During the year ended December 31, 2009, the Company used cash on hand to repurchase approximately $108.6 million of principal face amount 2028 Notes. Such notes were repurchased in the open market at approximately 62.4% of their principal face amount, plus accrued and unpaid interest. In connection with such 2028 Note repurchases, the Company recorded a net gain on the early extinguishment of debt of $16.2 million. Prior to 2009, the Company repurchased $50.0 million of principal face amount 2028 Notes in the open market.

When the 2028 Notes were originally issued, the Company recorded a debt discount of approximately $58.1 million and an after-tax increase to additional paid-in capital of $34.0 million. The outstanding 2028 Notes at December 31, 2011 (principal face amount of $91.4 million) were recorded net of debt discounts of $9.8 million. The Company is amortizing the debt discount over a remaining period of 2.3 years using an effective interest rate of approximately 8.8%. The Company recorded interest expense of $7.3 million, $7.0 million and $7.8 million on the 2028 Notes during the years ended December 31, 2011, 2010 and 2009, respectively.

d.	Acquisition-Related Borrowings

On September 30, 2011, one of the Company’s wholly owned subsidiaries, Knoxville HMA Holdings, LLC (“HMA Knoxville”), and certain subsidiaries of HMA Knoxville entered into a credit agreement with a syndicate of banks (the “Knoxville Credit Agreement”). HMA Knoxville entered into the Knoxville Credit Agreement to facilitate its September 30, 2011 acquisition of substantially all of the assets of seven general acute care hospitals and certain related ancillary health care operations in east Tennessee. See Note 4 for information regarding this acquisition. In connection with the 2011 Debt Restructuring, the Knoxville Credit Agreement was terminated on November 18, 2011 and (i) all of the principal and accrued interest outstanding thereunder was repaid and (ii) HMA Knoxville wrote-off deferred debt issuance costs, net of accumulated amortization, of approximately $10.4 million. The Knoxville Credit Agreement consisted of a $360.0 million term loan and a $150.0 million revolving credit facility.

The full amount of the term loan was borrowed by HMA Knoxville on September 30, 2011 and that amount was included as part of the total cash consideration paid to complete the abovementioned acquisition. Borrowings under the revolving credit facility could only be used by HMA Knoxville for its working capital and general corporate purposes. The revolving credit facility allowed HMA Knoxville to borrow, on a revolving basis, up to an aggregate of $150.0 million, as adjusted for outstanding standby letters of credit of up to $5.0 million. HMA Knoxville borrowed approximately $29.2 million under the revolving credit facility through November 18, 2011. Such amount was used to pay closing costs associated with the Knoxville Credit Agreement and provide start-up working capital to HMA Knoxville and its subsidiaries. HMA Knoxville could elect whether interest on the Knoxville Credit Agreement was calculated using LIBOR or prime as its base rate. The effective interest rate included a spread above the base rate selected by HMA Knoxville.

Other.  The estimated fair values of the Company’s long-term debt instruments, determined by reference to quoted market prices and/or bid and ask prices in the relevant market, are summarized in the table below (in thousands).

	December 31,
	2011	2010

New Term Loan A	$708,688	$-
New Term Loan B	1,393,000	-
Predecessor Term Loan	-	2,448,211
2016 Senior Notes	416,000	405,000
2020 Senior Notes	910,000	-
2028 Notes	94,391	109,543

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

The estimated fair values of the Company’s other long-term debt instruments reasonably approximate their carrying amounts in the consolidated balance sheets. See Note 1(j) and Note 5 for discussion of the estimated fair values of the Company’s other financial instruments, including valuation methods and significant assumptions.

At December 31, 2011, the Company was in compliance with all of the covenants contained in its debt agreements. Moreover, at such date, the Company had reserved a sufficient number of shares of its common stock to satisfy the potential conversion of some or all of the 2028 Notes.

Capitalized interest was approximately $6.0 million, $2.7 million and $4.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Scheduled maturities of long-term debt, exclusive of capital lease obligations, for the next five years ending December 31 and thereafter are summarized in the table below (in thousands).

2012	$69,522
2013	69,546
2014	178,165
2015	122,967
2016	849,221
Thereafter	2,206,293

$3,495,714

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

	Operating			Capital
	Real Property	Real Property Master Leases	Equipment	Real Property and Equipment	Totals

2012	$37,545	$19,252	$68,848	$22,722	$148,367
2013	30,787	17,581	54,827	17,468	120,663
2014	25,755	13,731	37,153	15,934	92,573
2015	21,987	13,219	24,653	15,678	75,537
2016	19,210	11,251	9,009	12,013	51,483
Thereafter	67,539	39,171	4,940	95,417	207,067

Total minimum payments	$202,823	$114,205	$199,430	179,232	$695,690

Less amounts representing interest				(74,820)

Present value of minimum lease payments				$104,412

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

Including acquisition transactions, the Company entered into capital leases for real property and equipment of approximately $63.3 million, $12.6 million and $3.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense pertaining to property, plant and equipment under capital lease arrangements is included with depreciation and amortization expense in the consolidated statements of income.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Leases (continued)

The table below summarizes the Company’s assets under capital lease arrangements and other assets that are directly related to the Company’s leasing activities (e.g., leasehold improvements, contractual rights to operate hospitals, etc.), including a non-cash real property addition of approximately $22.5 million at a Company hospital during the year ended December 31, 2010.

	December 31,
	2011	2010
	(in thousands)

Property, plant and equipment under capital lease arrangements and other capitalized assets relating to leasing activities	$1,265,758	$1,124,185
Accumulated depreciation and amortization	(572,111)	(522,432)

Net book value	$693,647	$601,753

4.	Acquisitions, Joint Ventures and Other Activity

Acquisition Activity.    The acquisitions described below, as well as the pending acquisition discussed at Note 15, are in furtherance of the part of the Company’s business strategy that calls for the acquisition of hospitals and other ancillary health care businesses in non-urban communities. The Company’s acquisitions are typically financed using a combination of available cash balances, proceeds from sales of available-for-sale securities, borrowings under revolving credit agreements and other long-term financing arrangements.

2011 Acquisitions.  On September 30, 2011, a subsidiary of the Company, Knoxville HMA Holdings, LLC (“HMA Knoxville”), acquired from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc. (“Mercy”) substantially all of the assets of Mercy’s seven general acute care hospitals in east Tennessee. Those hospitals are as follows:

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

HMA Knoxville also acquired (i) substantially all of Mercy’s ancillary health care operations that are affiliated with the aforementioned Tennessee-based hospitals (collectively those ancillary facilities are licensed to operate 74 beds) and (ii) Mercy’s former Riverside hospital campus (which is licensed to operate 293 beds). The Company’s east Tennessee hospital and health care network is now collectively referred to as Tennova Healthcare. See Note 10 for information regarding the Company’s treatment of St. Mary’s Medical Center of Scott County and the former Riverside hospital campus as discontinued operations on the date of acquisition. The total purchase price for this acquisition was approximately $532.4 million in cash. Additionally, HMA Knoxville assumed certain long-term lease obligations and will make maintenance and capital expenditures at the acquired hospitals. This acquisition was financed with available cash balances, which included the proceeds from sales of available-for-sale securities, and bank financing, which is described at Note 2(d).

Effective May 1, 2011, one of the Company’s subsidiaries acquired a 95% equity interest in a company that owns and operates Tri-Lakes Medical Center, a 112-bed general acute care hospital in Batesville, Mississippi, and certain related health care operations. The total purchase price for the Company’s 95% equity interest was approximately $38.8 million in cash. During the year ended December 31, 2011, certain of the Company’s subsidiaries also acquired ten ancillary health care businesses for aggregate cash consideration of $23.3 million.

2010 Acquisitions.  Effective October 1, 2010, certain subsidiaries of the Company acquired from Wuesthoff Health Systems, Inc. the following general acute care hospitals and certain related health care operations: (i) 298-bed Wuesthoff Medical Center in Rockledge, Florida; and (ii) 115-bed Wuesthoff Medical Center in Melbourne, Florida. The total purchase price for this acquisition was approximately $152.0 million in cash.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Acquisitions, Joint Ventures and Other Activity (continued)

Effective July 1, 2010, certain subsidiaries of the Company acquired from Shands HealthCare a 60% equity interest in each of the following general acute care hospitals and certain related health care operations: (i) 99-bed Shands Lake Shore hospital in Lake City, Florida; (ii) 15-bed Shands Live Oak hospital in Live Oak, Florida; and (iii) 25-bed Shands Starke hospital in Starke, Florida. Shands HealthCare or one of its affiliates continues to hold a 40% equity interest in each of these hospitals and any related health care operations. The total purchase price for the Company’s 60% equity interests in these three hospitals was approximately $21.5 million in cash. One of the Company’s subsidiaries also entered into a lease extension for Shands Lake Shore hospital through June 30, 2040. Under the related operating agreements, Shands HealthCare may require the Company to purchase its 40% equity interest in one or more of the three abovementioned hospitals if the Company experiences a change of control. The purchase price in this regard would be set at the fair market value of the equity interests being acquired.

During the year ended December 31, 2010, certain subsidiaries of the Company also acquired six ancillary health care businesses, including one in which the Company held a pre-acquisition minority equity interest, through: (i) the issuance of subsidiary equity securities valued at approximately $3.1 million; (ii) the payment of cash consideration of $18.0 million; and (iii) the assumption of a capital lease agreement.

2009 Acquisitions.  Effective December 1, 2009, certain subsidiaries of the Company acquired the Sparks Health System in Fort Smith, Arkansas, which included, among other things, a 492-bed general acute care hospital, physician practices and other related health care operations. The total purchase price for this acquisition was approximately $138.2 million in cash. Additionally, effective September 30, 2009, a subsidiary of the Company issued equity securities valued at approximately $9.2 million to acquire certain ancillary health care businesses.

Other.  The Company’s acquisitions are accounted for using the purchase method of accounting. The Company uses estimated exit price fair values as of the date of acquisition to (i) allocate the related purchase price to the assets acquired and liabilities assumed and (ii) record noncontrolling interests. Management uses a variety of techniques to estimate exit price fair values, including, but not limited to, valuation methodologies that derive fair values using a market approach based on comparable transactions and an approach based on depreciated replacement cost. The Company recorded incremental goodwill during each of the years ended December 31, 2011, 2010 and 2009 because the final negotiated purchase price in certain completed acquisitions exceeded the fair value of the net tangible and intangible assets acquired. Most of the goodwill that was added in 2011 and 2010 is expected to be tax deductible whereas the goodwill added in 2009 is generally non-deductible.

The Company incurred approximately $5.0 million, $0.9 million and $0.3 million of acquisition-related costs that were included in other operating expenses in the consolidated statements of income during the years ended December 31, 2011, 2010 and 2009, respectively. Amounts paid for acquisition-related costs are included in net cash provided by continuing operating activities in the consolidated statements of cash flows.

The table below summarizes the purchase price allocations for the acquisitions that were completed during the three-year period ended December 31, 2011; however, in some cases, such purchase price allocations are preliminary and remain subject to future refinement as the Company gathers supplemental information.

	Years Ended December 31,
	2011	2010	2009
		(in thousands)
Assets acquired:
Current and other assets	$25,762	$10,643	$-
Property, plant and equipment	499,900	190,364	139,645
Intangible and other long-term assets	59,606	-	-
Goodwill	89,910	27,305	7,733

Total assets acquired	675,178	228,312	147,378

Liabilities assumed:
Current liabilities	(13,725)	(1,395)	-
Capital lease obligations and related other	(61,307)	(11,690)	-

Total liabilities assumed	(75,032)	(13,085)	-

Net assets acquired	$600,146	$215,227	$147,378

During the three months ended December 31, 2011, the Company updated its acquisition accounting for the Mercy acquisition. Among other things, the Company recorded entries during that period to adjust the September 30, 2011 balances to (i) increase property, plant and equipment and other long-term liabilities by approximately $33.6 million and $19.2 million, respectively, and (ii) reduce goodwill by $12.8 million.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Acquisitions, Joint Ventures and Other Activity (continued)

The intangible assets that were acquired during 2011 as part of the Company’s acquisitions were primarily contractual rights to operate hospitals and other health care facilities (approximately $43.9 million, including $1.1 million allocated to discontinued operations) and non-compete arrangements ($8.4 million). The Company amortizes those intangible assets on a straight-line basis with no residual value over the remaining terms of the related contracts. The weighted average future amortization periods for the intangible assets acquired during the year ended December 31, 2011 are 7.7 years and 4.8 years for the contractual operating rights and non-compete arrangements, respectively.

A rollforward of the Company’s goodwill is summarized in the table below (in thousands).

	Years Ended December 31,
	2011	2010

Balances at the beginning of the year	$909,470	$881,365
Current year acquisition activity	89,910	27,305
Adjustments for prior period acquisitions, including income tax matters, net	-	800

Balances at the end of the year	$999,380	$909,470

The operating results of entities acquired by the Company’s subsidiaries are included in the Company’s consolidated financial statements from the date of acquisition. If an acquired entity was subsequently sold, closed or is being held for sale, its operations are included in discontinued operations, which are discussed at Note 10.

The table below sets forth certain combined pro forma financial information as if the Mercy acquisition had closed on January 1, 2010 (in thousands, except per share data).

	Years Ended December 31,
	2011	2010

Net revenue	$6,294,419	$5,708,518
Consolidated net income	207,518	174,679
Net income attributable to Health Management Associates, Inc.	182,303	152,500
Earnings per share attributable to Health Management Associates, Inc. common stockholders:
Basic	$0.72	$0.61
Diluted	0.71	0.61

The 2011 pro forma amounts for net income and earnings per share in the above table have been adjusted to exclude approximately $4.8 million of acquisition-related expenses for the abovementioned Mercy acquisition. However, there were no 2011 or 2010 pro forma adjustments made to reflect potential cost reductions or operating efficiencies. Accordingly, the combined pro forma financial information is for comparative purposes only and is not necessarily indicative of the results that the Company would have experienced if the Mercy acquisition had actually occurred on January 1, 2010 or that may occur in the future. During the three months ended December 31, 2011, the Mercy hospitals and their related health care entities (i.e., Tennova Healthcare) contributed $152.5 million and $4.0 million of net revenue to continuing operations and discontinued operations, respectively. During that same period, Tennova Healthcare’s losses from continuing operations and discontinued operations were $1.6 million and $1.7 million, respectively. Included in Tennova Healthcare’s other operating expenses from continuing operations during the three months ended December 31, 2011 was $12.9 million of restructuring costs, consisting primarily of severance pay and related health and welfare benefits.

Joint Ventures and Redeemable Equity Securities.    As of December 31, 2011, the Company had established joint ventures to own/lease and operate 28 of its hospitals. Local physicians and/or other health care entities own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. The Company owns a majority of the equity interests in each joint venture and manages the related hospital’s day-to-day operations.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Acquisitions, Joint Ventures and Other Activity (continued)

Novant Health, Inc.    Prior to January 1, 2009, Novant Health, Inc. and one or more of its affiliates (collectively, “Novant”) acquired from the Company (i) a 27% equity interest in a limited liability company that then owned/leased and operated the Company’s seven general acute care hospitals in North Carolina and South Carolina (the “Carolina Joint Venture”) and (ii) certain property, plant and equipment of the physician practices that were affiliated with those hospitals. Novant also assumed full operational and fiscal responsibility for such physician practices; however, the Company was required to partially subsidize the related losses, if any, for a period of up to three years in an amount not to exceed $4.0 million per annum (the “Physician Subsidy”). Effective October 1, 2009, the Carolina Joint Venture was restructured as described below, resulting in a gain of approximately $10.4 million ($0.03 per diluted share) that has been included in discontinued operations under gains (losses) on sales of assets and related other. The portion of the gain attributable to the remeasurement of the Company’s retained interest in each of Franklin Regional Medical Center and Upstate Carolina Medical Center was nominal. The realized gain was determined after allocating $14.3 million of goodwill to those hospitals.

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

(v)

Novant may require the Company to purchase its 30% interest in Lake Norman Regional Medical Center for the greater of $150.0 million or the fair market value of such interest in the hospital. This right is contingent on a change of control (excluding certain changes of control wherein the Company’s senior executive management team is retained); and

(vi)	the Company’s remaining Physician Subsidy obligation, if any, was cancelled.

As a result of the Carolina Joint Venture restructuring, Franklin Regional Medical Center and Upstate Carolina Medical Center have been included in discontinued operations (see Note 10).

Redeemable Equity Securities and Other.    When completing a joint venture transaction, the Company subsidiary that is a party to the joint venture customarily issues equity securities that provide the noncontrolling shareholders with a unilateral right to require the Company’s subsidiary to redeem such securities (typically at the lower of the original investment or fair market value). As recorded in the consolidated balance sheets, redeemable equity securities represent (i) the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings and (ii) the initial unadjusted estimated fair values of certain contingent rights held by Novant and Shands HealthCare, which are described above. As of December 31, 2011 and through February 17, 2012, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Acquisitions, Joint Ventures and Other Activity (continued)

A rollforward of the Company’s redeemable equity securities is summarized in the table below (in thousands).

	Years Ended December 31,
	2011	2010	2009

Balances at the beginning of the year	$201,487	$182,473	$48,868
Noncontrolling shareholder interests in an acquired business	2,046	-	-
Investments by noncontrolling shareholders	-	5,679	65,063
Purchases of subsidiary shares from and distributions to noncontrolling shareholders	(2,890)	(1,032)	(29)
Estimated fair values of noncontrolling shareholders’ contingent rights	-	14,367	68,571

Balances at the end of the year	$200,643	$201,487	$182,473

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

The table below presents certain information regarding the changes in the ownership interests of Health Management Associates, Inc. in its consolidated subsidiaries as a result of the abovementioned 2009 joint venture activity (in thousands). No similar disclosures are required for the years ended December 31, 2011 and 2010.

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

Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. The table below summarizes the estimated fair values of the Company’s financial assets (liabilities) as of December 31, 2011 (in thousands).

	Level 1	Level 2	Level 3	Totals

Available-for-sale securities, including those in restricted funds	$216,535	$ 30,275	$-	$ 246,810

Interest rate swap contract	$-	$ (162,307)	$-	$ (162,307)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

The estimated fair value of the Company’s interest rate swap contract was determined using a model that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, forward yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The model also incorporates valuation adjustments for credit risk. The table below summarizes the Company’s balance sheet classification of the estimated fair values of its interest rate swap contract liabilities (in thousands).

	December 31,
	2011	2010

Accrued expenses and other liabilities	$86,975	$-
Other long-term liabilities	75,332	215,473

Totals	$162,307	$215,473

The Company’s Level 2 available-for-sale securities primarily consist of bonds and notes issued by (i) the United States government and its agencies and (ii) domestic and foreign corporations. The estimated fair values of these securities are determined using various valuation techniques, including a multi-dimensional relational model that incorporates standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

See Note 1(j) and Note 2 for discussion of the estimated fair values of the Company’s other financial instruments, including valuation methods.

Available-For-Sale Securities (including those in restricted funds).     Supplemental information regarding the Company’s available-for-sale securities, which consisted of debt securities and shares in publicly traded stocks and mutual funds (all of which had no withdrawal restrictions), is set forth in the table below (in thousands).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

As of December 31, 2011:
Debt securities and debt-based mutual funds
Government	$125,338	$1,164	$(25)	$126,477
Corporate	76,995	356	(708)	76,643
Equity securities and equity-based mutual funds
Domestic	26,220	2,354	(431)	28,143
International	15,446	304	(1,288)	14,462
Commodity-based fund	1,533	-	(448)	1,085

Totals	$245,532	$4,178	$(2,900)	$246,810

As of December 31, 2010:
Debt-based mutual funds
Government	$120,026	$326	$(308)	$120,044
Corporate	6,943	457	-	7,400
Equity-based mutual funds
Domestic	4,840	751	-	5,591
International	8,147	1,190	-	9,337

Totals	$139,956	$2,724	$(308)	$142,372

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

As of December 31, 2011 and 2010, investments with aggregate estimated fair values of approximately $67.0 million (294 investments) and $64.5 million (five investments), respectively, generated the gross unrealized losses disclosed in the table on the preceding page. Due to recent declines in the value of such securities and/or the Company’s brief holding period (i.e., all such securities have been held for less than one year), as well as the Company’s ability to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value, management concluded that other-than-temporary impairment charges were not necessary at either of the balance sheet dates. Management will continue to monitor and evaluate the recoverability of the Company’s available-for-sale securities.

As of December 31, 2011, the contractual maturities of debt securities held by the Company, excluding debt-based mutual fund holdings, are set forth in the table below. Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	Amortized Cost Basis	Estimated Fair Value
	(in thousands)
Within 1 year	$-	$-
After 1 year and through year 5	6,265	6,209
After 5 years and through year 10	9,036	9,044
After 10 years	14,762	15,022

Gross realized gains and losses on sales of available-for-sale securities and other investment income, which includes interest and dividends, are summarized in the table below (in thousands).

	Years Ended December 31,
	2011	2010	2009

Realized gains	$1,694	$4,708	$1,384
Realized losses	(1,176)	(380)	-
Investment income	6,962	7,132	2,832

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

	December 31,
	2011	2010

Cash and cash equivalents	$-	$5,706
Available-for-sale securities	124,533	85,045

Totals	$124,533	$90,751

Supplemental information regarding the available-for-sale securities that are included in restricted funds is set forth in the table below (in thousands).

	Years Ended December 31,
	2011	2010	2009

Proceeds from sales	$46,325	$17,577	$4,600
Purchases	86,057	18,981	72,117

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Income Taxes

The significant components of the Company’s income tax expense (benefit) are summarized in the table below (in thousands).

	Years Ended December 31,
	2011	2010	2009
Federal:
Current	$42,609	$54,207	$(6,946)
Deferred	61,055	27,808	78,900

Total federal	103,664	82,015	71,954

State:
Current	(15,697)	26,531	(584)
Deferred	18,104	(7,497)	11,567

Total state	2,407	19,034	10,983

Totals	$106,071	$101,049	$82,937

Reconciliations of the federal statutory rate to the Company’s effective income tax rates were as follows:

	Years Ended December 31,
	2011	2010	2009

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.5	4.3	2.9
Noncontrolling interests	(2.9)	(2.3)	(3.8)
Tax credits	-	(2.6)	(0.6)
Other	1.4	0.8	0.5

Totals	34.0%	35.2%	34.0%

Net income attributable to noncontrolling interests, which is not tax-effected in the consolidated financial statements, reduces the Company’s effective income tax rates.

Tax-effected temporary differences that give rise to federal and state deferred income tax assets and liabilities are summarized in the table below (in thousands).

	December 31,
	2011	2010
Deferred income tax assets:
Interest rate swap contract	$63,001	$82,777
Accrued liabilities	50,001	41,551
Self-insured liabilities	41,843	31,186
State net operating loss and tax credit carryforwards	37,179	37,048
Other	27,788	29,669

Deferred income tax assets, before valuation allowances	219,812	222,231
Valuation allowances	(22,981)	(16,989)

Deferred income tax assets, net	196,831	205,242

Deferred income tax liabilities:
Property, plant and equipment	(84,587)	(55,021)
Goodwill	(84,101)	(72,494)
Allowance for doubtful accounts	(40,119)	(23,925)
Joint ventures	(234,206)	(201,782)
Deferred gains on the early extinguishment of debt	(13,801)	(13,937)
Convertible debt discount amortization	(3,406)	(4,746)
Deferred revenue	(9,693)	(8,036)
Prepaid expenses	(11,464)	(9,530)

Deferred income tax liabilities	(481,377)	(389,471)

Net deferred income tax liabilities	$(284,546)	$(184,229)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Income Taxes (continued)

Valuation allowances are the result of state net operating loss carryforwards that management believes may not be fully realized due to uncertainty regarding the Company’s ability to generate sufficient future state taxable income. State net operating loss carryforwards aggregated approximately $883 million at December 31, 2011 and have expiration dates through December 31, 2031.

A rollforward of the Company’s unrecognized income tax benefits is presented below (in thousands).

	Years Ended December 31,
	2011	2010	2009

Balances at the beginning of the year	$36,129	$34,910	$28,520
Additions for tax positions of the current year	4,434	4,779	7,299
Additions for tax positions of prior years	9,209	3,407	1,736
Reductions for tax positions of prior years	(7,623)	(2,516)	-
Lapses of statutes of limitations	(6,164)	(4,084)	(2,156)
Settlements	(4,470)	(367)	(489)

Balances at the end of the year	$31,515	$36,129	$34,910

Included in the Company’s unrecognized income tax benefits at December 31, 2009 was approximately $0.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than interest and penalties, the disallowance of those deductions in the short-term would not affect the Company’s effective income tax rates but would accelerate payments to certain taxing authorities. There were no such unrecognized income tax benefits at December 31, 2011 and 2010.

The Company files numerous consolidated and separate federal and state income tax returns. With a few exceptions, there are no ongoing federal or state income tax examinations for periods before the year ended December 31, 2010. Management does not expect significant changes to the Company’s income tax reserves over the next year due to current audits and/or potential statute extensions.

The Company recognizes interest and penalties related to unrecognized income tax benefits in its provision for income taxes. During the years ended December 31, 2010 and 2009, the Company recognized approximately $1.8 million and $1.1 million, respectively, of net interest and penalties expense. The Company recognized a corresponding net benefit of $1.3 million during the year ended December 31, 2011 due to the reversal of certain previously established accrued expense balances. At December 31, 2011 and 2010, the Company had accrued $7.6 million and $8.9 million, respectively, for interest and penalties.

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

GAAP requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the convertible debt instrument was met. The 2028 Notes, which are discussed at Note 2(c), were structured so that the common stock underlying those securities are not immediately included in the diluted earnings per share calculations.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Earnings Per Share (continued)

The table below sets forth the computations of basic and diluted earnings (loss) per share for the common stockholders of Health Management Associates, Inc. (in thousands, except per share amounts).

	Years Ended December 31,
	2011	2010	2009

Numerators:
Income from continuing operations	$206,334	$185,774	$161,303
Income attributable to noncontrolling interests	(25,215)	(22,179)	(24,981)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	181,119	163,595	136,322

Income (loss) from discontinued operations	(2,409)	(13,526)	2,638
Income from discontinued operations attributable to noncontrolling interests	-	-	(778)

Income (loss) from discontinued operations attributable to Health Management Associates, Inc. common stockholders	(2,409)	(13,526)	1,860

Net income attributable to Health Management Associates, Inc. common stockholders	$178,710	$150,069	$138,182

Denominators:
Denominator for basic earnings (loss) per share-weighted average number of outstanding common shares	251,541	248,272	245,381
Dilutive securities: stock-based compensation arrangements	3,496	2,834	1,584

Denominator for diluted earnings (loss) per share	255,037	251,106	246,965

Earnings (loss) per share:
Basic
Continuing operations	$0.72	$0.66	$0.55
Discontinued operations	(0.01)	(0.05)	0.01

Net income	$0.71	$0.61	$0.56

Diluted
Continuing operations	$0.71	$0.65	$0.55
Discontinued operations	(0.01)	(0.05)	0.01

Net income	$0.70	$0.60	$0.56

Securities excluded from diluted earnings (loss) per share because they were antidilutive or performance conditions were not met:
Stock options	4,042	6,673	10,033

Deferred stock and restricted stock	605	682	1,979

8.	Stock-Based Compensation

Background.  The Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan (the “EICP”) permits the Company to grant stock awards to: (i) employees; (ii) independent directors serving on the Company’s Board of Directors; and (iii) non-employed physicians and clinicians who provide the Company with bona fide advisory or consulting services. The Company has granted non-qualified stock options and awarded other stock-based compensation to key employees and directors under the EICP or its predecessor plan; however, no stock awards have been granted to non-employed physicians and clinicians. The Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan (the “2006 Director Plan”) provided for annual issuances of restricted stock awards to independent directors; however, only a nominal amount of shares remain available for award under such plan. Accordingly, beginning January 1, 2011, annual deferred stock awards have been granted to independent directors under the EICP.

The Company has approximately 43.4 million shares of common stock authorized for stock-based compensation under all of its plans (12.0 million shares remained available for award at December 31, 2011). The Company’s policy is to issue new shares of common stock to satisfy stock option exercises and other stock-based compensation arrangements. If an award granted under a stock-based plan is forfeited, expires, terminates or is otherwise satisfied without delivery of shares of common stock to the plan participant, then the underlying shares will become available again for the benefit of employees, directors and non-employed physicians and clinicians.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

General.  GAAP requires that the fair value of all share-based payments to employees and directors be measured on their grant date and either recognized as expense in the income statement over the requisite service period or, if appropriate, capitalized and amortized. Compensation expense for the stock-based arrangements described below, which is recorded in salaries and benefits in the consolidated statements of income, was approximately $25.2 million, $18.4 million and $10.9 million during the years ended December 31, 2011, 2010 and 2009, respectively. Substantially all such expense relates to the Company’s deferred stock and restricted stock awards. The Company has not capitalized any stock-based compensation amounts. For awards with service-only vesting conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally aligned with the underlying stock-based award’s vesting period. If an award has either a performance or market vesting condition, stock-based compensation expense is recognized ratably from the service inception date to the vesting date for each tranche of the award. For stock-based arrangements with performance conditions as a prerequisite to vesting, compensation expense is not recognized until it is probable that the corresponding performance condition will be achieved. During the years ended December 31, 2011, 2010 and 2009, stock-based compensation expense yielded income tax benefits of $9.7 million, $7.1 million and $3.9 million, respectively, that have been recognized in the consolidated statements of income.

Cash receipts from all stock-based plans during the years ended December 31, 2011, 2010, and 2009 were approximately $14.1 million, $7.5 million and $9.7 million, respectively. Realized income tax benefits, including those pertaining to deferred stock and restricted stock awards for which the Company receives no cash proceeds upon issuance of the underlying common stock, were $11.0 million, $4.8 million and $3.0 million during the years ended December 31, 2011, 2010 and 2009, respectively

Deferred Stock and Restricted Stock Awards.  Deferred stock is a right to receive shares of common stock upon fulfillment of specified conditions. Historically, the Company’s only deferred stock vesting condition has been continuous employment; however, a component of the 2011 and 2010 deferred stock awards to certain key managers also included a performance criterion based on the Company’s operating results. The Company provides deferred stock to its key employees through stock incentive awards that generally vest 20% to 25% per annum or 100% on the fourth grant anniversary date. At the completion of the vesting period, common stock is issued to the grantee.

Restricted stock represents shares of common stock that preserve the indicia of ownership for the holder but are subject to restrictions on transfer and risk of forfeiture until fulfillment of specified conditions. In addition to requiring continuous service as an employee, the annual vesting of senior executive officer restricted stock awards requires the satisfaction of certain predetermined performance objectives that are set by the Compensation Committee of the Board of Directors. The independent directors’ restricted stock awards and deferred stock awards under the 2006 Director Plan and the EICP, respectively, vest in four equal installments on January 1 of each year following the grant date, provided that the recipient remains an independent director on such dates or certain other conditions are met.

On March 11, 2008, the Compensation Committee approved and implemented a long-term incentive compensation program for certain senior executive officers (the “LTI Program”), which provides long-term incentive compensation in the form of cash payments and equity awards. Annual targeted incentive compensation awards under the LTI Program are expected to be granted as follows: (i) restricted stock that vests based on service; (ii) restricted stock that vests based on the satisfaction of performance criteria; and (iii) cash based on the satisfaction of the same performance criteria. The predetermined performance criterion that will be reviewed annually for vesting purposes is currently an operational fiscal measure of the Company that is defined in the grant award. Full vesting of awards under the LTI Program also requires continuous employment with the Company over a four-year period, with awards vesting 25% per annum. Based on the service and performance criteria under the LTI Program, approximately 715,000 shares of restricted stock vested after December 31, 2011.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

Deferred stock and restricted stock activity for the Company’s stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized in the table below.

	Shares		Weighted Average Grant Date Fair Values
	Deferred	Restricted	Deferred	Restricted
	Stock	Stock	Stock	Stock
	(in thousands)

Balances at January 1, 2009 (non-vested)	5,008	569	$7.02	$6.25
Granted	135	1,317	5.64	1.76
Vested	(1,792)	(104)	6.46	7.34
Forfeited	(368)	(32)	7.71	5.27

Balances at December 31, 2009 (non-vested)	2,983	1,750	7.03	2.83
Granted	4,544	824	7.39	7.33
Vested	(879)	(480)	7.25	3.31
Forfeited	(432)	-	7.16	-

Balances at December 31, 2010 (non-vested)	6,216	2,094	7.25	4.45
Granted	4,139	505	9.63	9.67
Vested	(1,992)	(653)	7.67	4.33
Forfeited	(1,334)	-	7.95	-

Balances at December 31, 2011 (non-vested)	7,029	1,946	8.38	5.89

Subsequent to December 31, 2011, approximately 2.4 million shares of deferred stock vested upon completion of the requisite service and attainment of the 2011 performance criterion. The Company also granted new restricted stock awards and deferred stock awards to senior executive officers, key managers and independent directors. Underlying those awards were 7.6 million shares of the Company’s common stock that will vest 25% per annum if the individual remains an independent director or employee of the Company, subject to, in some circumstances, the satisfactory achievement of the 2012 LTI Program performance criterion.

The aggregate intrinsic values of deferred stock and restricted stock issued during the years ended December 31, 2011, 2010 and 2009 were approximately $25.6 million, $10.1 million and $5.6 million, respectively. The aggregate grant date fair values of deferred stock and restricted stock awards that vested during such years were $18.1 million, $8.0 million and $12.3 million, respectively.

Compensation expense for deferred stock and restricted stock awards is based on the fair value (i.e., market price) of the underlying stock on the date of grant, except for awards with a market condition (i.e., awards that require the attainment of certain predetermined market prices of the Company’s common stock as a vesting requirement). For awards with market conditions, management uses valuation methodologies to estimate their fair values. Because such awards have not been used by the Company in recent years, they had a nominal financial impact on the Company’s consolidated operating results during the years presented herein. At December 31, 2011, there was approximately $40.5 million of unrecognized compensation cost attributable to non-vested deferred stock and restricted stock awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 2.8 years.

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

Stock-based compensation expense for stock options is based on the estimated fair values of the stock option awards on the date of grant as determined by the Black-Scholes option pricing model. At December 31, 2011, there was approximately $0.1 million of unrecognized compensation cost attributable to a non-vested employee stock option award that is expected to be recognized over the award’s remaining requisite service period of approximately 0.7 years. The aggregate grant date fair value of stock options that vested during each of the years ended December 31, 2011, 2010 and 2009 was $0.2 million. The aggregate intrinsic values of stock options exercised during the years ended December 31, 2011, 2010 and 2009 were $2.8 million, $2.2 million and $2.6 million, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

Stock option activity for the Company’s stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized in the table below.

	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Values
	(in thousands)			(in thousands)
Outstanding at January 1, 2009	12,977	$8.48
Exercised	(1,632)	5.94
Terminated	(2,795)	7.29

Outstanding at December 31, 2009	8,550	9.38
Exercised	(1,094)	6.82
Terminated	(281)	10.20

Outstanding at December 31, 2010	7,175	9.74
Exercised	(1,563)	9.00
Terminated	(610)	10.59

Outstanding at December 31, 2011 (all are expected to vest)	5,002	$9.87	2.20	$1,310

Exercisable options at December 31, 2011	4,877	$10.01	2.10	$983

Except for 125,000 stock options with an exercise price of $4.75, all of the Company’s outstanding stock options at December 31, 2011 in the table below are currently exercisable.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Terms (Years)
	(in thousands)

$ 4.75	500	6.7
9.22	1,177	1.4
9.91	948	0.4
11.31	2,377	2.4

9.	Retirement Plans

The Company maintains defined contribution retirement plans that cover substantially all of its employees. Under those plans, the Company can elect to match a portion of employee contributions. During the period from January 1, 2009 through September 30, 2010, substantially all matching contributions were suspended. The total retirement plan matching contribution expense during the years ended December 31, 2011, 2010 and 2009 was approximately $9.2 million, $2.9 million and $1.2 million, respectively.

Additionally, the Company maintains a supplemental retirement plan for certain executive officers. Generally, that plan provides for annual payments after the attainment of normal retirement age (62) or early retirement age (55) in the case of one participant, if the individuals are still employed by the Company on those dates. Supplemental retirement plan payments generally continue for the remainder of the executive officer’s life.

10.	Discontinued Operations

The Company’s discontinued operations during the years presented herein included: (i) the 172-bed Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas; (ii) 189-bed Gulf Coast Medical Center in Biloxi, Mississippi; (iii) 140-bed Riley Hospital in Meridian, Mississippi; (iv) 25-bed Fishermen’s Hospital in Marathon, Florida; (v) 70-bed Franklin Regional Medical Center in Louisburg, North Carolina; (vi) 125-bed Upstate Carolina Medical Center in Gaffney, South Carolina; (vii) 25-bed St. Mary’s Medical Center of Scott County in Oneida, Tennessee; (viii) a 293-bed idle hospital campus in Knoxville, Tennessee; and (ix) certain other health care operations affiliated with those hospitals. Note 4 discusses the Company’s divestiture of Franklin Regional Medical Center and Upstate Carolina Medical Center.

The operating results and cash flows of discontinued operations are included in the Company’s consolidated financial statements up to the date of disposition. Additionally, as required by GAAP, the operating results and cash flows of the abovementioned entities have been separately presented as discontinued operations in the Company’s consolidated financial statements. Because Fishermen’s Hospital became a discontinued operation subsequent to December 31, 2010, the Company’s 2010 and 2009 consolidated financial statements have been retroactively adjusted in accordance with GAAP to conform to the current year presentation.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Discontinued Operations (continued)

The Company closed Gulf Coast Medical Center (“GCMC”) on January 1, 2008. On July 18, 2011, the remaining real property at GCMC was sold for cash consideration of approximately $3.4 million, less selling and other related costs. The resulting gain of $0.6 million has been included in discontinued operations during the year ended December 31, 2011. During the years ended December 31 2010 and 2009, the Company recorded long-lived asset impairment charges in respect of GCMC of $8.4 million and $2.2 million, respectively, to reduce the hospital’s assets to their estimated net realizable value.

During May 2011, one of the Company’s subsidiaries entered into a lease termination agreement for Fishermen’s Hospital that became effective on July 1, 2011. As part of the agreement, the hospital’s remaining equipment, as well as certain working capital items, were sold to the Company’s former lessor for $1.5 million in cash. The Fishermen’s Hospital lease termination resulted in a goodwill impairment charge of $3.6 million during the year ended December 31, 2011. Management decided not to renegotiate a new lease agreement for Fishermen’s Hospital, in large part, because recent operating results and future projections were below expectations.

On December 31, 2010, certain of the Company’s subsidiaries sold Riley Hospital and its related health care operations (collectively, “Riley Hospital”), which included the hospital’s supplies and long-lived assets (primarily property, plant and equipment). The selling price, which was paid in cash, was $24.0 million, plus a working capital adjustment. After allocating approximately $5.9 million of goodwill to the hospital, this divestiture resulted in a loss of $12.1 million during the year ended December 31, 2010. During the year ended December 31, 2011, discontinued operations included a post-closing working capital purchase price adjustment for Riley Hospital of $0.3 million that increased the Company’s loss on the sale of such hospital.

The Woman’s Center at Dallas Regional Medical Center (the “Woman’s Center”) was closed on June 1, 2008. Although management is currently evaluating various disposal alternatives for this idle facility, the timing of such divestiture has not yet been determined. Management concluded that the estimated fair value of the hospital’s long-lived assets, less costs to sell, was lower than the corresponding net book value of such assets. Accordingly, the Company recorded a long-lived asset impairment charge of approximately $2.4 million during the year ended December 31, 2009 to reduce the hospital’s long-lived assets to their estimated net realizable value.

As discussed at Note 4, a subsidiary of the Company acquired St. Mary’s Medical Center of Scott County (“SMMC”)” and the idle Riverside hospital campus (“Riverside”) from Mercy on September 30, 2011. The aggregate allocated purchase price for SMMC and Riverside was approximately $12.4 million and has been included in investing activities under discontinued operations in the Company’s consolidated statements of cash flows. SMMC is a leased facility with a lease agreement that expires in May 2012. For the same reason discussed above in respect of Fishermen’s Hospital, management does not intend to extend or otherwise modify the SMMC lease. Mercy closed the hospital at the Riverside location prior to the Company’s acquisition of the facility. Although management is currently evaluating various disposal alternatives for each of SMMC and Riverside, the timing of such divestitures has not yet been determined.

The table below sets forth the underlying details of the Company’s discontinued operations (in thousands).

	Years Ended December 31,
	2011	2010	2009

Net revenue	$ 17,615	$ 76,845	$ 151,236

Salaries and benefits	6,854	29,742	58,515
Provision for doubtful accounts	3,430	9,958	29,635
Depreciation and amortization	1,624	6,600	10,291
Other operating expenses	6,331	32,105	54,790
Long-lived asset and goodwill impairment charges	3,614	8,410	4,550
(Gains) losses on sales of assets and related other, net (see Note 4)	(304)	12,113	(10,428)

	21,549	98,928	147,353

Income (loss) before income taxes	(3,934)	(22,083)	3,883
Income tax benefit (expense)	1,525	8,557	(1,245)

Income (loss) from discontinued operations	$ (2,409)	$ (13,526)	$ 2,638

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Discontinued Operations (continued)

The table below summarizes the principal components of the Company’s assets of discontinued operations (in thousands).

	December 31,
	2011	2010

Supplies, prepaid expenses and other assets	$569	$1,082
Property, plant and equipment, net, and other	13,992	6,688
Goodwill	-	3,614

Total assets of discontinued operations	$14,561	$11,384

11.	Accumulated Other Comprehensive Income (Loss)

GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. A rollforward of the Company’s accumulated other comprehensive income (loss) is presented in the table below (in thousands).

	Unrealized Gains (Losses) on Available-for-Sale Securities	Interest Rate Swap Contract	Totals

Balances at January 1, 2009, net of income taxes of $113,836	$-	$(169,914)	$(169,914)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $735	1,351	-	1,351
Change in fair value of interest rate swap contract, net of income taxes of $37,602	-	48,321	48,321

Balances at December 31, 2009, net of income taxes of $75,499	1,351	(121,593)	(120,242)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $859	1,614	-	1,614
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $750	(1,393)	-	(1,393)
Change in fair value of interest rate swap contract,net of income taxes of $6,543	-	(11,103)	(11,103)

Balances at December 31, 2010, net of income taxes of $81,933	1,572	(132,696)	(131,124)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $39	(78)	-	(78)
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $357	(663)	-	(663)
Change in fair value of interest rate swap contract,net of income taxes of $17,662	-	30,073	30,073
Reclassification adjustments for amortization of expense into net income, net of income taxes of $4,032	-	6,352	6,352

Balances at December 31, 2011, net of income taxes of $60,635	$831	$(96,271)	$(95,440)

Prior to the Company’s debt restructuring on November 18, 2011, which is discussed at Note 2, the Company’s interest rate swap contract had been a perfectly effective cash flow hedge instrument that was used to manage the risk of variable interest rate fluctuation on certain long-term debt. Changes in its estimated fair value were previously recognized as a component of other comprehensive income (loss). See Note 2(a) and Note 5 for further discussion of the interest rate swap contract. As a result of the Company’s debt restructuring, the interest rate swap contract is no longer an effective cash flow hedge instrument. Therefore, subsequent changes in its estimated fair value are no longer included in other comprehensive income (loss) but are recognized in the Company’s consolidated statements of income as interest expense. Future amortization of the accumulated other comprehensive loss attributable to the interest rate swap contract is expected to approximate $79.0 million, $70.3 million and $8.1 million during the years ending December 31, 2012, 2013 and 2014, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Recent Accounting Standards Updates

During August 2010, the Financial Accounting Standards Board (the “FASB”) approved a change to certain accounting standards. That change prohibits health care entities from netting projected insurance recoveries against the related liabilities and/or reserves in their balance sheets (e.g., professional liability claims and expenses, workers’ compensation, health and welfare benefits, etc.). The modified accounting standard, which permitted early adoption, was required to be adopted for fiscal years and interim periods that began after December 15, 2010. Additionally, such accounting standard permitted adoption on either a prospective or retrospective basis. Effective January 1, 2011, the Company adopted the modified accounting standard on a prospective basis. The only impact of such adoption was an increase of approximately $15.4 million in the Company’s deferred charges and other assets and a corresponding increase in the related liabilities. That “gross-up” amount was $15.9 million at December 31, 2011. Management does not believe that retrospective application of the modified accounting standard to any period prior to January 1, 2011 would have resulted in a material change to any of the Company’s historical interim or annual consolidated financial statements.

During May 2011, the FASB amended and updated the accounting standards in GAAP as they relate to fair value measurement (the “Fair Value Update”). The Fair Value Update (i) expands and enhances GAAP’s current disclosures about fair value measurements and (ii) clarifies the FASB’s intent about the application of existing fair value measurement requirements in certain circumstances. Public companies were required to adopt the provisions of the Fair Value Update on a prospective basis during interim and annual periods that began after December 15, 2011. Early adoption of the amended accounting guidance was not permitted. There was no material impact from the Company’s adoption of the Fair Value Update on January 1, 2012.

During June 2011, the FASB amended and updated the accounting standards in GAAP regarding the presentation of comprehensive income (the “OCI Update”). Among other things, the OCI Update (i) eliminated the option to report total comprehensive income and its components in the statement of changes in stockholders’ equity and (ii) required the presentation of net income/loss, items of other comprehensive income and total comprehensive income in one continuous financial statement or two separate but consecutive financial statements. The OCI Update did not change the accounting for any items of other comprehensive income. Public companies were required to adopt the provisions of the OCI Update on a retrospective basis during interim and annual periods beginning after December 15, 2011. Early adoption of the OCI Update was permitted. The Company adopted the OCI Update, which only affects the presentation of the consolidated financial statements, during the year ended December 31, 2011.

During July 2011, the FASB amended and updated the accounting standards in GAAP regarding the income statement presentation and related disclosures of net revenue for health care entities (the “Net Revenue Update”). Among other things, the Net Revenue Update requires health care entities to (i) present the provision for doubtful accounts as a reduction of net patient service revenue in the income statement if the entity does not assess a patient’s ability to pay prior to rendering services or determine that collection of the related revenue is reasonably assured and (ii) provide enhanced disclosures about major sources of revenue by payor and the activity in the allowance for doubtful accounts. The Net Revenue Update does not otherwise change the revenue recognition criteria for health care entities. Public companies were required to adopt the provisions of the Net Revenue Update during interim and annual periods beginning after December 15, 2011. The income statement presentation change must be adopted on a retrospective basis but the enhanced disclosures may be adopted either retrospectively or prospectively. Early adoption of the Net Revenue Update was permitted. The Net Revenue Update, which only affects the presentation of the consolidated income statement and certain related disclosures, was adopted by the Company on January 1, 2012. The required changes will be reflected in the interim condensed consolidated financial statements to be included in the Company’s Quarterly Report on Form 10-Q for the three months ending March 31, 2012.

13.	Commitments and Contingencies

Renovation and Expansion Projects.    As of December 31, 2011, the Company had started: (i) construction of a 250-bed general acute care hospital to ultimately replace the south campus facility at its Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri; (ii) several hospital renovation and expansion projects; and (iii) various information technology hardware and software upgrades. Additionally, management estimates that the remaining cost to build and equip a replacement hospital for Walton Regional Medical Center in Monroe, Georgia will range from $20 million to $25 million. The Company is currently obligated to complete construction of this replacement hospital no later than December 31, 2012. Management does not believe that any of the Company’s construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of the Company’s resources.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Commitments and Contingencies (continued)

Standby Letters of Credit.    At December 31, 2011, the Company maintained approximately $104.4 million of standby letters of credit in favor of third parties with various expiration dates through February 21, 2013; however, such amount was reduced to $54.1 million on February 17, 2012. The December 31, 2011 balance reflected a transitional period after completion of the 2011 Debt Restructuring.

Physician and Physician Group Guarantees.    The Company is committed to providing financial assistance to physicians and physician groups practicing in the communities that its hospitals serve through certain recruiting arrangements and professional services agreements. At December 31, 2011, the Company was committed to non-cancelable guarantees of approximately $73.0 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the related contractual measurement period, which generally approximates one to two years. Amounts advanced under these agreements are considered to be loans. Provided that the physician or physician group continues to practice in the community served by the Company’s hospital, the loan is generally forgiven on a pro rata basis over a period of 12 to 24 months. Management believes that the recorded liabilities for physician and physician group guarantees of $30.2 million and $10.3 million at December 31, 2011 and 2010, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed management’s estimates. Estimated guarantee liabilities and the related intangible assets are predicated on historical payment patterns and an evaluation of the facts and circumstances germane to the specific contract under review. If the costs of these arrangements exceed management’s estimates, the liabilities could materially increase.

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

The Company’s discounted reserves for indemnity losses and related loss expenses, net of amounts estimated to be recoverable under reinsurance policies, were approximately $215.6 million and $180.9 million at December 31, 2011 and 2010, respectively. Such amounts were derived using a discount rate of 1.00% and a weighted average payment duration of approximately three years. A 50 basis point reduction in the discount rate during the year ended December 31, 2010, which was reflective of changes in market conditions, increased the Company’s net reserves by $2.4 million at December 31, 2010. See Note 12 for a change in GAAP that affected the Company’s balance sheet presentation of its discounted reserves for indemnity losses and related loss expenses. The Company’s undiscounted reserves for professional liability risks, net of amounts estimated to be recoverable under reinsurance policies, were $221.4 million and $185.8 million at December 31, 2011 and 2010, respectively. The Company included $40.4 million and $53.4 million in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 2011 and 2010, respectively, to reflect the estimated loss and loss expense payments that are projected to be satisfied within one year of those balance sheet dates. The Company recorded total expenses for its professional liability risks of $66.3 million, $68.6 million and $60.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. Such expenses, which include indemnity losses, related loss expenses, interest accretion on discounted reserves and cumulative adjustments for changes in the discount rate, were determined using actuarially-based techniques and methodologies and have been included in other operating expenses in the Company’s consolidated statements of income.

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

Ascension Health Lawsuit.    On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Note 13) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U.S. District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied. On June 15, 2011, the case was stayed pending resolution of the appellate process. On July 8, 2011, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit (Case Number: 11-13069). Oral argument is scheduled for the week of April 30, 2012.

Management does not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and does not believe Health Management breached a confidentiality agreement. Accordingly, management will continue to vigorously defend Health Management against the allegations, including the pending appeal. Management does not believe that the final outcome of this matter will be material.

Medicare Billing Lawsuit.    On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On September 27, 2010, the defendants moved to dismiss the first amended complaint for failure to state a claim with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and failure to state a claim upon which relief can be granted pursuant to Rule 12(b)(6) of those federal rules. On November 11, 2010, the plaintiff filed a memorandum of law in opposition to the defendants’ motion to dismiss. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint on the same bases set forth in their earlier motion to dismiss. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permits the plaintiff to file an amended complaint within 21 days. If the plaintiff amends the complaint, management will vigorously defend Health Management and its subsidiary against the allegations. Management does not believe that the final outcome of this matter will be material.

Governmental Matters.    Several Health Management hospitals received letters during the second half of 2009 requesting information in connection with a U.S. Department of Justice (“DOJ”) investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. Management believes that the DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and management is cooperating with the investigation. To date, the DOJ has not asserted any monetary or other claims against the Health Management hospitals in this matter. Based on the aggregate billings for inpatient kyphoplasty procedures during the period under review that were performed at the Health Management hospitals subject to the DOJ’s inquiry, management does not believe that the final outcome of this matter will be material.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Commitments and Contingencies (continued)

During September 2010, Health Management received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain Health Management hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by Health Management’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. Management has, and will continue to, cooperate with the DOJ in its ongoing investigation, which could potentially give rise to claims against Health Management and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, management recently commenced an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against Health Management or its hospitals in this matter and, at this time, management is unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

The U.S. Department of Health and Human Services, Office of Inspector General (“HHS-OIG”) and the DOJ, including the Civil Division and U.S. Attorney’s Offices in the Eastern District of Pennsylvania, the Middle District of Florida, the Eastern District of Oklahoma, the Middle District of Tennessee, the Western District of North Carolina, the District of South Carolina and the Middle District of Georgia, are currently investigating Health Management and certain of its subsidiaries (HHS-OIG and the DOJ are collectively referred to as “Government Representatives”). Management believes that such investigations relate to the Anti-Kickback Statute, the Stark law and the False Claims Act and are focused on: (i) physician referrals, including financial arrangements with Health Management’s whole-hospital physician joint ventures; (ii) the medical necessity of emergency room tests and patient admissions, including whether Pro-Med software has led to any medically unnecessary tests or admissions; and (iii) the medical necessity of certain surgical procedures. Management further believes that the investigations may have originated as a result of qui tam lawsuits filed on behalf of the United States. In connection with the investigations, HHS-OIG served subpoenas on Health Management on May 16, 2011 and July 21, 2011 requesting records. Additionally, Government Representatives have interviewed both current and former employees of Health Management and its subsidiaries. Health Management is conducting internal investigations and has met with Government Representatives on numerous occasions to respond to their inquiries. Management believes that the HHS-OIG subpoenas, which apply system-wide, may have been served pursuant to the authority of HHS-OIG to investigate health care fraud.

On February 22, 2012 and February 24, 2012, HHS-OIG served subpoenas on certain Health Management hospitals relating to those hospitals’ relationships with Allegiance Health Management, Inc. (“Allegiance”). Allegiance, which is unrelated to Health Management, is a post acute health care management company that provides intensive outpatient psychiatric (“IOP”) services to patients. The Health Management hospitals that were served subpoenas were: (i) Central Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the Health Management hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the Health Management hospitals; (iv) documents relating to employees, physicians and therapists who were involved in the provision of IOP services provided by Allegiance at the Health Management hospitals; and (v) other documents related to Allegiance including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. Management believes that HHS-OIG has served similar subpoenas on other non-Health Management hospitals that had contracts with Allegiance. Management intends to comply with the investigations. At this time, management is unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

In addition to the abovementioned subpoenas and investigations, certain Health Management hospitals have received other requests for information from state and federal agencies. Management is cooperating with all of the ongoing investigations by collecting and producing the requested materials. Because a large portion of the abovementioned government investigations are in their early stages, management is unable to evaluate the outcome of such matters or determine the potential impact, if any, that could result from their final resolution.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Commitments and Contingencies (continued)

Class Action Lawsuits. On or about January 25, 2012, Health Management, certain of its executive officers and one of its directors were named as defendants in an action entitled Miklen Sapssov v. Health Management Associates, Inc. et al., which was filed in the U. S. District Court for the Middle District of Florida (No. 2:12-CV-00046). This action purports to be brought on behalf of stockholders who purchased Health Management’s common stock during the period July 27, 2009 through January 9, 2012. The plaintiff alleges, among other things, that Health Management and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making allegedly false and misleading statements in certain public disclosures regarding Health Management’s business and financial results. The plaintiff alleges that Health Management’s financial performance was based, in part, on improper billing practices. The plaintiff seeks unspecified damages. A substantially similar purported class action lawsuit, entitled Norfolk County Retirement System v. Health Management Associates, Inc., et al., was filed against the same defendants on or about February 2, 2012 in the U. S. District Court for the Middle District of Florida (No. 8:12-CV-00228). Management intends to vigorously defend Health Management against the allegations in these matters. Because the abovementioned lawsuits are in their early stages, management is unable to evaluate their outcome or determine the potential impact, if any, that could result from their final resolution.

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

14.	Quarterly Data (unaudited)

The tables below summarize certain unaudited financial information for each of the quarters in the two-year period ended December 31, 2011.

	Quarters During the Year Ended December 31, 2011 (1)
	First	Second (2)	Third (3)	Fourth (4)
	(in thousands, except per share amounts)

Net revenue	$1,426,829	$1,395,353	$1,398,495	$1,583,774
Income from continuing operations	61,966	56,916	49,704	37,748
Income (loss) from discontinued operations	146	(1,583)	255	(1,227)
Consolidated net income	62,112	55,333	49,959	36,521
Net income attributable to Health Management Associates, Inc.	55,524	48,611	43,728	30,847

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.22	$0.20	$0.17	$0.13
Discontinued operations	-	(0.01)	-	-

Net income	$0.22	$0.19	$0.17	$0.13

Diluted
Continuing operations (5)	$0.22	$0.20	$0.17	$0.13
Discontinued operations	-	(0.01)	-	-

Net income (5)	$0.22	$0.19	$0.17	$0.13

Weighted average number of shares outstanding:
Basic	250,038	251,765	252,157	252,175
Diluted	253,727	255,235	255,124	256,032

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Quarterly Data (unaudited) (continued)

	Quarters During the Year Ended December 31, 2010 (1)
	First	Second	Third	Fourth (6)
	(in thousands, except per share amounts)

Net revenue	$1,265,154	$1,230,101	$1,250,362	$1,346,549
Income from continuing operations	53,488	46,068	40,006	46,212
Income (loss) from discontinued operations	(69)	(355)	(126)	(12,976)
Consolidated net income	53,419	45,713	39,880	33,236
Net income attributable to Health Management Associates, Inc.	46,940	39,657	35,293	28,179

Earnings (loss) per share attributable to Health Management
Associates, Inc. common stockholders:
Basic
Continuing operations	$0.19	$0.16	$0.14	$0.17
Discontinued operations	-	-	-	(0.05)

Net income	$0.19	$0.16	$0.14	$0.12

Diluted
Continuing operations	$0.19	$0.16	$0.14	$0.16
Discontinued operations	-	-	-	(0.05)

Net income	$0.19	$0.16	$0.14	$0.11

Weighted average number of shares outstanding:
Basic	247,555	248,390	248,526	248,600
Diluted	249,867	251,198	250,972	252,372

(1)

Net revenue, income from continuing operations and income (loss) from discontinued operations have been reclassified for all quarters to conform to the current year consolidated statement of income presentation. Such reclassifications primarily related to discontinued operations, which are discussed at Note 10.

(2)	As more fully discussed at Note 10, the loss from discontinued operations during the quarter ended June 30, 2011 included a goodwill impairment charge of approximately $3.6 million.
(3)

During the quarter ended September 30, 2011, the Company recorded approximately $9.3 million of costs for acquisitions and government investigations. See Notes 4 and 13 for discussion of these matters.

(4)

As more fully discussed at Note 2, the Company restructured its long-term debt on November 18, 2011. As a result, the quarter ended December 31, 2011 includes (i) approximately $24.6 million of write-offs of deferred debt issuance costs and related other and (ii) $16.4 million of accumulated other comprehensive loss amortization and net fair value adjustment expense that is attributable to the Company’s interest rate swap contract. During such quarter, the Company also: (i) recognized $38.2 million of benefit from the meaningful use measurement standard under various Medicare and Medicaid Healthcare Information Technology (“HCIT”) incentive programs and (ii) recorded $12.9 million of expense attributable to restructuring activities at Tennova Healthcare (see Note 4).

(5)	Due to rounding, the sum of the four quarters does not agree to the total for the year ended December 31, 2011.
(6)

As more fully discussed at Note 10, the loss from discontinued operations during the quarter ended December 31, 2010 included (i) a loss of approximately $12.1 million on the sale of Riley Hospital and its related health care operations and (ii) a long-lived asset impairment charge of $8.4 million.

15.	Subsequent Event

On February 3, 2012, one of the Company’s subsidiaries signed a definitive agreement with a subsidiary of INTEGRIS Health, Inc. (“INTEGRIS”) to acquire an 80% equity interest in each of five Oklahoma-based general acute care hospitals and certain related health care operations. A subsidiary of INTEGRIS will retain a 20% equity interest in such entities. The hospitals to be acquired are as follows:

•	Blackwell Regional Hospital in Blackwell (53 licensed beds);

•	Clinton Regional Hospital in Clinton (64 licensed beds);

•	Marshall County Medical Center in Madill (25 licensed beds);

•	Mayes County Medical Center in Pryor (52 licensed beds); and

•	Seminole Medical Center in Seminole (32 licensed beds).

Pursuant to the definitive acquisition agreement, the total purchase price for the 80% equity interests in these five hospitals will be $60.0 million in cash. Additionally, the Company’s subsidiary will assume certain long-term lease obligations. The acquired assets and assumed liabilities will include, among other things, supply inventories, property, plant and equipment and certain long-term lease obligations. Subject to regulatory approvals and other conditions customary to closing, management anticipates that this acquisition will close during the quarter ending June 30, 2012.

The abovementioned acquisition is in furtherance of that part of the Company’s business strategy that calls for the acquisition of hospitals and other ancillary health care businesses in non-urban communities. Management plans to fund this acquisition with available cash balances and proceeds from sales of available-for-sale securities.

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

Under the supervision of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of December 31, 2011, we maintained effective internal control over financial reporting.

As more fully described under the heading “Acquisition Activity – 2011 Acquisitions” at Note 4 to the Consolidated Financial Statements in Item 8, we acquired seven general acute care hospitals and other ancillary health care operations from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc. on September 30, 2011. The acquired facilities are now known collectively as “Tennova Healthcare.” We excluded Tennova Healthcare from our 2011 assessment of the effectiveness of our internal control over financial reporting. Tennova Healthcare accounted for approximately $630.0 million of our total assets at December 31, 2011 and $152.5 million and $4.0 million of our net revenue from continuing operations and discontinued operations, respectively, during the year then ended. We expect that our internal control system will be fully implemented at Tennova Healthcare during 2012 and correspondingly evaluated by us for effectiveness.

An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 has been performed by Ernst & Young LLP, an independent registered public accounting firm. The attestation report of Ernst & Young LLP is included on the following page.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Health Management Associates, Inc.

We have audited Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Management Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tennova Healthcare, which are included in the 2011 consolidated financial statements of Health Management Associates, Inc. and constituted approximately $630.0 million and $521.3 million of total and net assets, respectively, as of December 31, 2011 and $152.5 million and $4.0 million of net revenue from continuing operations and discontinued operations, respectively, during the year then ended. Our audit of internal control over financial reporting of Health Management Associates, Inc. also did not include an evaluation of the internal control over financial reporting of Tennova Healthcare.

In our opinion, Health Management Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Health Management Associates, Inc. and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Miami, Florida

February 27, 2012

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this Item 10 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 22, 2012 under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed not later than 120 days after December 31, 2011.

Executive Officers

Below is information regarding those persons who served as our executive officers during the year ended December 31, 2011, as well as Kerrin E. Gillespie and Linda A. Epstein, who became executive officers effective January 1, 2012 and January 7, 2012, respectively.

Gary D. Newsome, age 54, became our President and Chief Executive Officer and a director on September 13, 2008. From early 1998 until September 12, 2008, Mr. Newsome was employed by Community Health Systems, Inc. (“Community”). He started at Community as a Group Vice President and by the end of his tenure with the company he was a Division President with responsibility for hospitals in Illinois, New Jersey, Pennsylvania, Tennessee and West Virginia. Mr. Newsome previously held management positions with us from June 1993 to March 1998, including Divisional Vice President, Assistant Vice President/Operations and Group Operations Vice President. Mr. Newsome is a member of the American College of Healthcare Executives. Mr. Newsome received a Bachelor of Science degree from Bluefield State College in West Virginia and a Masters in Business Administration from Butler University in Indianapolis.

Kelly E. Curry, age 57, has served as our Executive Vice President since July 1, 2007 and, effective January 12, 2010, he also became our Chief Financial Officer. Mr. Curry also served as our Chief Administrative Officer from September 13, 2008 until January 12, 2010 and Chief Operating Officer from July 1, 2007 until September 12, 2008. Before such time, he served as a consultant to us on hospital operations from October 2006 to June 2007. Mr. Curry, who is a Certified Public Accountant, previously held management positions with us from March 1982 to October 1994, including the position of Chief Financial Officer from April 1987 to October 1994. Since 1995, Mr. Curry has served as Chairman and President of Foundation in Christ Ministries, Ltd. in Ireland. Mr. Curry also serves on the board of the United States affiliate of Grain of Wheat International and its Swiss-based parent charity corporation.

Robert E. Farnham, age 56, has served as our Senior Vice President - Finance since March 2001. From March 2001 until January 12, 2010, Mr. Farnham also served as our Chief Financial Officer. He joined us in 1985 and previously served as our Senior Vice President and Controller. Prior to joining us, Mr. Farnham, who is a Certified Public Accountant, was employed by the accounting firm of PricewaterhouseCoopers LLP, formerly known as Coopers & Lybrand LLP.

Timothy R. Parry, age 57, served as our Senior Vice President, General Counsel and Corporate Secretary during 2011 and through January 5, 2012, at which time he resigned as our General Counsel and Corporate Secretary. Additionally, effective March 2, 2012, he will retire. Mr. Parry joined us in February 1996 as our Vice President and Assistant General Counsel after twelve years with the law firm of Harter Secrest & Emery LLP, the last seven years as a partner. Mr. Parry became our General Counsel in 1997. Prior to joining Harter Secrest & Emery LLP, he was an Ohio Assistant Attorney General for two years and a law clerk for the U.S. District Court for the Southern District of Ohio. Mr. Parry is an adjunct professor of law at Ave Maria Law School in Naples, Florida and he was appointed to the school’s faculty during 2009. He also previously served as a member of the Board of the Federation of American Hospitals.

Joseph C. Meek, age 56, has served as our Vice President and Treasurer since July 9, 2007. Prior to joining us, Mr. Meek held corporate treasury and investor relations positions of increasing responsibility with SSM Health Care, Spectrum Brands and Peabody Energy, all in St. Louis, Missouri, between 1998 and 2007. Mr. Meek also held banking positions with Industrial Bank of Japan, Yasuda Trust and Union Bank of Switzerland, all in Chicago, Illinois, between 1984 and 1998. On December 5, 2011, the Corporate Governance and Nominating Committee of our Board of Directors determined that Mr. Meek would no longer be considered an executive officer of our company; however, he continues to serve as our Vice President and Treasurer.

Kerrin (“Kerry”) E. Gillespie, age 53, has served as our Executive Vice President of Operations Finance since January 1, 2012. Mr. Gillespie also served as our Senior Vice President and Divisional Chief Financial Officer from May 23, 2011 to December 31, 2011. From March 2010 until May 2011, he served as Senior Vice President and Chief Financial Officer of Radiation Therapy Services Holdings, Inc. Before joining Radiation Therapy Services Holdings, Inc., Mr. Gillespie served as Chief Financial Officer of Ardent Health Services, LLC from March

2007 to March 2010. During the period from April 1998 to February 2007, Mr. Gillespie was Vice President of Group Operations at Community Health Systems, Inc. Mr. Gillespie previously held financial and operational positions with us from June 1991 to April 1998, including Assistant Corporate Controller, Manager of Operations Finance and executive officer positions at certain of our hospitals. Mr. Gillespie, who is a Certified Public Accountant, is a member of the American Institute of Certified Public Accountants and the Financial Executives Institute, as well as a fellow of the Healthcare Financial Management Association.

Linda A. Epstein, age 52, has served as our acting General Counsel since January 7, 2012. She has also served as our Vice President and Associate General Counsel of Litigation and Risk Management since July 29, 2008. Prior to joining us, Ms. Epstein was a partner at the law firm of Wicker, Smith, O’Hara, McCoy & Ford, P.A., from May 2000 to July 2008, other than the period from May 2002 to September 2003 when she was a partner at the law firm of Ennis, Paige & Epstein, P.A. In addition to a law degree, Ms. Epstein also has a Bachelors in Science and Nursing degree. Ms. Epstein is currently a member of the Florida Bar Association, Collier County Bar Association, and American Health Lawyers Association.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Business Conduct and Ethics also applies to all of our other employees and, as set forth therein, to our directors. On February 20, 2012, the Audit Committee of our Board of Directors amended the Code of Business Conduct and Ethics. None of the revised or expanded provisions represents a material change to our existing standards, policies or practices. Rather, the changes and enhancements were designed to both incorporate the principles of our “Getting to Great” initiative and provide additional formal guidance regarding the ethical behavior that we expect from our directors, officers and all of our other employees. The amended Code of Business Conduct and Ethics also incorporates and references certain of our internal resources that are designed to enhance adherence by such persons to the highest ethical standards and further support compliance with all applicable laws.

Our Code of Business Conduct and Ethics is posted on our website at www.hma.com under Investor Relations. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website under Investor Relations.

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 22, 2012 under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” which proxy statement will be filed not later than 120 days after December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 22, 2012 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed not later than 120 days after December 31, 2011.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2011

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	12,031,482	$ 4.10	12,015,626
Equity compensation plans not approved by security holders	-	-	-

Totals	12,031,482	$ 4.10	12,015,626

(1)

Includes, among other things, deferred stock awards granted to independent directors, officers and management staff pursuant to the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan. See Note 8 to the Consolidated Financial Statements in Item 8 of Part II for more information about our stock-based compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 22, 2012 under the headings “Certain Transactions” and “Corporate Governance,” which proxy statement will be filed not later than 120 days after December 31, 2011.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 22, 2012 under the heading “Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed not later than 120 days after December 31, 2011.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balances at Beginning of Period	Acquisitions and Dispositions	Charged to Operations (a)	Charged to Other Accounts	Deductions (b)	Balances at End of Period

Allowance for Doubtful Accounts (c)

Year ended December 31, 2011	$495,486	$-	$746,450	$-	$(662,964)	$578,972

Year ended December 31, 2010	455,705	291	662,239	-	(622,749)	495,486

Year ended December 31, 2009	449,031	(12,975)	606,812	-	(587,163)	455,705
(a)	Charges to operations include amounts related to provisions for doubtful accounts, before recoveries of accounts receivable that were previously written off.

(b)	Accounts receivable written off as uncollectible.

(c)	This table includes the activity of discontinued operations, as identified at Note 10 to the Consolidated Financial Statements in Item 8 of Part II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

By:	/s/ Gary D. Newsome	President and Chief Executive Officer	February 21, 2012
Gary D. Newsome

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William J. Schoen	Chairman of the Board of Directors	February 21, 2012
William J. Schoen

/s/ Gary D. Newsome	President, Chief Executive Officer	February 21, 2012
Gary D. Newsome	and Director (Principal Executive Officer)

/s/ Kelly E. Curry	Executive Vice President and	February 21, 2012
Kelly E. Curry	Chief Financial Officer
(Principal Financial Officer)

/s/ Gary S. Bryant	Vice President and Controller	February 21, 2012
Gary S. Bryant	(Principal Accounting Officer)

/s/ Kent P. Dauten	Director	February 21, 2012
Kent P. Dauten

/s/ Pascal J. Goldschmidt	Director	February 21, 2012
Pascal J. Goldschmidt, M.D.

/s/ Donald E. Kiernan	Director	February 21, 2012
Donald E. Kiernan

/s/ Robert A. Knox	Director	February 21, 2012
Robert A. Knox

/s/ Vicki A. O’Meara	Director	February 21, 2012
Vicki A. O’Meara

/s/ William C. Steere, Jr.	Director	February 21, 2012
William C. Steere, Jr.

/s/ Randolph W. Westerfield	Director	February 21, 2012
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

4.2

Indenture, dated as of April 21, 2006, between the Company and U.S. Bank National Association pertaining to the Company’s 6.125% Senior Notes due 2016, previously filed and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

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

4.8

Credit Agreement, dated as of September 30, 2011, among Knoxville HMA Holdings, LLC and certain of its subsidiaries, SunTrust Bank, as Administrative Agent, Lender, Swingline Lender and Issuing Bank, and Deutsche Bank Trust Company Americas, The Royal Bank of Scotland PLC, Wells Fargo Bank, N.A., Bank of America, N.A. and Barclays Bank PLC, as Lenders (includes the form of the notes evidencing the term loan facility and the revolving credit facility), previously filed on January 12, 2012 and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated November 18, 2011, is incorporated herein by reference.

4.9

Security Agreement, dated as of September 30, 2011, by Knoxville HMA Holdings, LLC and certain of its subsidiaries in favor of SunTrust Bank, as Administrative Agent under the Credit Agreement with a syndicate of banks, dated as of September 30, 2011, previously filed and included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, is incorporated herein by reference.

4.10

Indenture, dated as of November 18, 2011, among the Company, each of the subsidiary guarantors party thereto and U.S. Bank, National Association pertaining to the Company’s 7.375% Senior Notes due 2020 (includes the form of the related notes).

4.11

Registration Rights Agreement, dated as of November 18, 2011, among the Company, the guarantors party thereto, Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC pertaining to the Company’s 7.375% Senior Notes due 2020.

4.12

Credit Agreement, dated as of November 18, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner, Deutsche Bank Securities, Inc., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, Citigroup Global Markets Inc., as Joint Bookrunner, Citibank, N.A., as Co-Documentation Agent, SunTrust Robinson Humphrey, Inc., as Joint Bookrunner, SunTrust Bank, as Co-Documentation Agent, Barclays Capital, as Joint Bookrunner, Barclays Bank PLC, as Co-Documentation Agent, and each of RBS Securities Inc., J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as Managing Agents, and certain other lenders thereto (includes the form of the related notes).

4.13

Security Agreement, dated as of November 18, 2011, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent, pertaining to the Company’s Credit Agreement, dated as of November 18, 2011.

(9)	Voting trust agreement

Not applicable.

(10)	Material contracts

Exhibits 4.2 through 4.13 referenced under (4) of this Index to Exhibits are incorporated herein by reference.

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

10.3

Asset Purchase Agreement, dated June 30, 2011, between Health Management Associates, Inc., Knoxville HMA Holdings, LLC, Catholic Health Partners and Mercy Health Partners, Inc., previously filed on October 27, 2011 and included as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A (Amendment No. 2) dated June 30, 2011, is incorporated herein by reference.

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

*10.7

Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Appendix A to the Company’s definitive Proxy Statement filed on January 19, 2006, is incorporated herein by reference.

*10.8

Amendment to the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.

*10.9

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

*10.12

The Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit A to the Company’s definitive Proxy Statement filed on March 31, 2008, is incorporated herein by reference.

*10.13

Amendment No. 1 to the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.

*10.14

Amendment No. 2 to the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit A to the Company’s definitive Proxy Statement filed on April 5, 2010, is incorporated herein by reference.

*10.15

Form of Stock Option Agreement under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.16

Form of Contingent Stock Award under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

*10.17

Form of Deferred Stock Award under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

*10.18

Form of Deferred Stock Award under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan for independent directors serving on the Company’s Board of Directors, previously filed and included as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.

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

*10.22

The form of Restricted Stock Award and Cash Performance Award for the year ended December 31, 2011 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.

*10.23

Certain executive officer compensation information, including stock-based compensation under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 15, 2011, is incorporated herein by reference.

*10.24

Certain executive officer compensation information, previously filed and included in Item 5 of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, is incorporated herein by reference.

*10.25

Agreement and Release, dated as of January 19, 2012, between Hospital Management Services of Florida, Inc. and Timothy R. Parry, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 17, 2012, is incorporated herein by reference.

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

*10.28

The form of Deferred Stock Award granted to Joseph C. Meek for the year ended December 31, 2011 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.

*10.29

Certain executive officer compensation information, including stock-based compensation under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 21, 2012, is incorporated herein by reference.

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