Form 10-Q
period 2012-03-31
HEALTH MANAGEMENT ASSOCIATES INC
filed 2012-05-03
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

  As of April 27, 2012, there were 256,334,138 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Net revenue before the provision for doubtful accounts	$1,686,518	$1,426,829
Provision for doubtful accounts	(201,261)	(172,069)

Net revenue	1,485,257	1,254,760

Salaries and benefits	659,084	569,038
Supplies	234,443	194,466
Rent expense	45,025	35,847
Other operating expenses	311,780	242,938
Medicare and Medicaid HCIT incentive payments	(4,590)	-
Depreciation and amortization	78,394	64,628
Interest expense	88,763	51,037
Other	1,640	(194)

	1,414,539	1,157,760

Income from continuing operations before income taxes	70,718	97,000
Provision for income taxes	(24,727)	(35,034)

Income from continuing operations	45,991	61,966
Income (loss) from discontinued operations, net of income taxes	(1,395)	146

Consolidated net income	44,596	62,112
Net income attributable to noncontrolling interests	(6,906)	(6,588)

Net income attributable to Health Management Associates, Inc.	$37,690	$55,524

Earnings per share attributable to Health Management Associates, Inc. common stockholders:
Basic and diluted
Continuing operations	$0.15	$0.22
Discontinued operations	-	-

Net income	$0.15	$0.22

Weighted average number of shares outstanding:
Basic	253,316	250,038

Diluted	255,699	253,727

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands) (unaudited)

	Three Months Ended March 31,
	2012	2011

Consolidated net income	$44,596	$62,112
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Changes in fair value	-	24,020
Reclassification adjustments for amortization of expense into net income	20,453	-

Net activity attributable to the interest rate swap contract	20,453	24,020

Available-for-sale securities
Unrealized gains (losses) on available-for-sale securities, net	5,119	668
Adjustments for net (gains) losses reclassified into net income	264	161

Net activity attributable to available-for-sale securities	5,383	829

Other comprehensive income (loss) before income taxes	25,836	24,849
Income tax (expense) benefit related to items of other comprehensive income (loss)	(9,824)	(8,523)

Other comprehensive income (loss), net	16,012	16,326

Total consolidated comprehensive income	60,608	78,438
Total comprehensive income attributable to noncontrolling interests	(6,906)	(6,588)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$53,702	$71,850

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$8,396	$64,143
Available-for-sale securities	43,041	122,277
Accounts receivable, less allowances for doubtful accounts of $600,921 and $578,972 at March 31, 2012 and December 31, 2011, respectively	994,719	903,517
Supplies, prepaid expenses and other assets	221,419	215,595
Prepaid and recoverable income taxes	33,331	61,756
Restricted funds	27,248	28,289
Assets of discontinued operations	12,950	14,561

Total current assets	1,341,104	1,410,138

Property, plant and equipment	5,169,631	5,086,496
Accumulated depreciation and amortization	(1,883,602)	(1,823,324)

Net property, plant and equipment	3,286,029	3,263,172

Restricted funds	99,954	96,244
Goodwill	1,003,918	999,380
Deferred charges and other assets	330,368	235,255

Total assets	$6,061,373	$6,004,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$185,401	$198,120
Accrued expenses and other liabilities	497,598	469,729
Deferred income taxes	31,353	50,466
Current maturities of long-term debt and capital lease obligations	86,095	85,509

Total current liabilities	800,447	803,824

Deferred income taxes	253,566	234,080
Long-term debt and capital lease obligations, less current maturities	3,476,536	3,489,489
Other long-term liabilities	499,061	491,037

Total liabilities	5,029,610	5,018,430

Redeemable equity securities	198,173	200,643

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	-	-
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 256,333 shares and 254,156 shares issued at March 31, 2012 and December 31, 2011, respectively	2,563	2,542
Accumulated other comprehensive income (loss), net of income taxes	(79,428)	(95,440)
Additional paid-in capital	156,392	156,859
Retained earnings	742,870	705,180

Total Health Management Associates, Inc. stockholders’ equity	822,397	769,141
Noncontrolling interests	11,193	15,975

Total stockholders’ equity	833,590	785,116

Total liabilities and stockholders’ equity	$6,061,373	$6,004,189

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2012 and 2011

(in thousands)

(unaudited)

	Health Management Associates, Inc.
			Accumulated
			Other	Additional			Total
	Common Stock		Comprehensive	Paid-in	Retained	Noncontrolling	Stockholders’
	Shares	Par Value	Income (Loss), Net	Capital	Earnings	Interests	Equity

Balances at January 1, 2012	254,156	$2,542	$(95,440)	$156,859	$705,180	$15,975	$785,116
Net income	-	-	-	-	37,690	6,906	44,596
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	-	-	3,499	-	-	-	3,499
Change in fair value of interest rate swap contract and amortization of expense into net income, net	-	-	12,513	-	-	-	12,513
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	2,177	21	-	(7,329)	-	-	(7,308)
Stock-based compensation expense	-	-	-	6,887	-	-	6,887
Distributions to noncontrolling shareholders	-	-	-	-	-	(13,529)	(13,529)
Purchases of subsidiary shares from noncontrolling shareholders	-	-	-	(25)	-	(76)	(101)
Noncontrolling shareholder interests in an acquired business	-	-	-	-	-	1,917	1,917

Balances at March 31, 2012	256,333	$2,563	$(79,428)	$156,392	$742,870	$11,193	$833,590

	Health Management Associates, Inc.
			Accumulated
			Other	Additional			Total
	Common Stock		Comprehensive	Paid-in	Retained	Noncontrolling	Stockholders’
	Shares	Par Value	Income (Loss), Net	Capital	Earnings	Interests	Equity

Balances at January 1, 2011	250,880	$2,509	$(131,124)	$123,040	$526,470	$12,591	$533,486
Net income	-	-	-	-	55,524	6,588	62,112
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	-	-	538	-	-	-	538
Change in fair value of interest rate swap contract and amortization of expense into net income, net	-	-	15,788	-	-	-	15,788
Exercises of stock options and related tax matters	653	7	-	7,335	-	-	7,342
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	1,622	16	-	(7,316)	-	-	(7,300)
Stock-based compensation expense	-	-	-	6,483	-	-	6,483
Distributions to noncontrolling shareholders	-	-	-	-	-	(4,399)	(4,399)

Balances at March 31, 2011	253,155	$2,532	$(114,798)	$129,542	$581,994	$14,780	$614,050

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Consolidated net income	$44,596	$62,112
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	81,156	66,296
Amortization related to interest rate swap contract	20,453	-
Fair value adjustment related to interest rate swap contract	16,268	-
Provision for doubtful accounts	201,261	172,069
Stock-based compensation expense	6,887	6,483
Losses (gains) on sales of assets, net	2,337	(60)
Losses (gains) on sales of available-for-sale securities, net	(317)	203
Deferred income tax expense (benefit)	(9,451)	11,695
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(297,782)	(235,069)
Supplies, prepaid expenses and other current assets	(5,516)	(5,612)
Prepaid and recoverable income taxes	31,380	22,009
Deferred charges and other long-term assets	(6,425)	(4,454)
Accounts payable	(13,293)	(6,695)
Accrued expenses and other liabilities	(9,462)	29,447
Equity compensation excess income tax benefits	(1,400)	(2,897)
(Income) loss from discontinued operations, net	1,395	(146)

Net cash provided by continuing operating activities	62,087	115,381

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	(81,617)	(3,696)
Additions to property, plant and equipment	(80,817)	(47,422)
Proceeds from sales of assets and insurance recoveries	808	137
Purchases of available-for-sale securities	(439,701)	(240,538)
Proceeds from sales of available-for-sale securities	521,186	165,952
Decrease in restricted funds	782	5,696

Net cash used in continuing investing activities	(79,359)	(119,871)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(20,799)	(9,018)
Proceeds from exercises of stock options	-	5,557
Cash received from noncontrolling shareholders	1,786	-
Cash payments to noncontrolling shareholders	(17,886)	(4,546)
Equity compensation excess income tax benefits	1,400	2,897

Net cash used in continuing financing activities	(35,499)	(5,110)

Net decrease in cash and cash equivalents before discontinued operations	(52,771)	(9,600)
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	(2,960)	3,625
Investing activities	(16)	(41)

Net decrease in cash and cash equivalents	(55,747)	(6,016)
Cash and cash equivalents at the beginning of the period	64,143	101,812

Cash and cash equivalents at the end of the period	$8,396	$95,796

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1.	Business and Basis of Presentation

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) provides health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of March 31, 2012, we operated 66 hospitals in fifteen states with a total of 10,330 licensed beds. At such date, twenty-two of our hospitals were located in Florida and ten hospitals were located in each of Mississippi and Tennessee. See Note 7 for information about one of our Tennessee-based hospitals with a lease agreement that expires in May 2012 and will not be renewed. Also see Note 11 for acquisition activity subsequent to March 31, 2012.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 7.

The condensed consolidated balance sheet as of December 31, 2011 is unaudited; however it was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (referred to herein as our “2011 Form 10-K”). The interim condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. Our results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and changes in the economy and the health care regulatory environment, including the possible effects of the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and the Budget Control Act of 2011.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Based on the SEC’s guidance, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2011 Form 10-K. Additionally, see Note 2 for information regarding new accounting guidance that we adopted during the three months ended March 31, 2012.

Our preparation of interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in those financial statements and the accompanying notes. Actual results could differ from those estimates.

Certain amounts in the interim condensed consolidated financial statements have been reclassified in the prior year to conform to the current year presentation. Such reclassifications primarily related to new accounting guidance and discontinued operations, which are discussed at Notes 2 and 7, respectively.

2.	Net Revenue, Provision for Doubtful Accounts, Cost of Revenue and Other

New Accounting Guidance.    During July 2011, the Financial Accounting Standards Board amended and updated the accounting standards in GAAP regarding the income statement presentation and related disclosures of net revenue for health care entities (the “Net Revenue Update”). Among other things, the Net Revenue Update requires health care entities to (i) present the provision for doubtful accounts as a reduction of net patient service revenue in the income statement if the entity does not assess a patient’s ability to pay prior to rendering services or determine that collection of the related revenue is reasonably assured and (ii) provide enhanced disclosures about major sources of revenue by payor and certain activity in the allowance for doubtful accounts. The Net Revenue Update does not otherwise change the revenue recognition criteria for health care entities. The Net Revenue Update, which permitted early adoption, was required to be adopted by public companies during interim and annual periods beginning after December 15, 2011. The income statement presentation change was required to be adopted on a retrospective basis but the enhanced disclosures were permitted to be adopted either retrospectively or prospectively. Effective January 1, 2012, we adopted the Net Revenue Update, including the enhanced disclosures on a prospective basis.

Net Revenue.    We record gross patient service charges on the accrual basis in the period that the services are rendered. Net revenue before the provision for doubtful accounts represents gross patient service charges less provisions for contractual adjustments. Payments for services rendered to patients covered by Medicare, Medicaid and other government programs are generally less than billed charges and, therefore, provisions for contractual adjustments are made to reduce gross patient service charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Estimates for contractual allowances for services rendered to patients covered by commercial insurance, including managed care health plans, are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates. Revenue and receivables from government programs are significant to our operations; however, we do not

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Net Revenue, Provision for Doubtful Accounts, Cost of Revenue and Other (continued)

believe that there are substantive credit risks associated with such programs. There are no other concentrations of revenue or accounts receivable with any individual payor that subject us to significant credit or other risks. Historically, government payors, managed care health plans and other commercial payors have not significantly affected our provision for doubtful accounts.

In the ordinary course of business, we provide services to patients who are financially unable to pay for their care. Accounts identified as charity and indigent care are not recognized in net revenue before the provision for doubtful accounts. We maintain a company-wide policy whereby patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and our collection agencies pursue payments on accounts receivable from patients who do not meet such criteria. For uninsured self-pay patients who do not qualify for charity and indigent care treatment, we recognize net revenue before the provision for doubtful accounts using our standard gross patient service charges, less discounts of 60% or more for non-elective procedures. Because a significant portion of uninsured self-pay patients will be unable or unwilling to pay for their care, we record a significant provision for doubtful accounts in the period that the services are provided to those patients.

Net revenue before the provision for doubtful accounts for the three months ended March 31, 2012, by major payor source, is summarized in the table below (dollars in thousands).

Medicare	$479,285	28.4%
Medicaid	158,889	9.4
Commercial insurance	833,918	49.5
Self-pay	165,267	9.8
Other	49,159	2.9

	$1,686,518	100.0%

Provision for Doubtful Accounts and Related Other.    We grant credit without requiring collateral from our patients, most of whom live near our hospitals and are insured under third party payor agreements. The credit risk for non-governmental accounts receivable, excluding uninsured self-pay patients, is limited due to the large number of insurance companies and other payors that provide payment and reimbursement for patient services. Accounts receivable are reported net of estimated allowances for doubtful accounts.

Collection of accounts receivable from third party payors and patients is our primary source of cash and is therefore critical to our successful operating performance. Accordingly, we regularly monitor our cash collection trends and the aging of our accounts receivable by major payor source. Our collection risks principally relate to uninsured self-pay patient accounts and patient accounts for which the primary insurance payor has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. Provisions for doubtful accounts are primarily estimated based on cash collection analyses by major payor classification and accounts receivable aging reports. For accounts receivable associated with services provided to patients who have governmental and/or commercial insurance coverage, we analyze contractually due amounts and provide an allowance for doubtful accounts as necessary (e.g., expected uncollectible deductibles and co-payments on accounts for which the third party payor has not yet paid, payors known to be having financial difficulties, etc.). For accounts receivable associated with self-pay patients, which includes both patients without insurance and patients with deductible and co-payment balances due for which third party coverage exists for part of the bill, we record a significant provision for doubtful accounts in the period of service because many patients will not pay the portion of their bill for which they are financially responsible. We monitor the aging of accounts receivable from self-pay patients and record supplemental provisions for doubtful accounts when our likelihood of collection deteriorates.

When considering the adequacy of the allowance for doubtful accounts, our accounts receivable balances are reviewed in conjunction with historical collection rates, health care industry trends/indicators and other business and economic conditions that might reasonably be expected to affect the collectability of patient accounts. Accounts receivable are written off after collection efforts have been pursued in accordance with our policies and procedures. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are netted against the provision for doubtful accounts. Changes in payor mix, general economic conditions or federal and state government health care coverage could each have a material adverse effect on our accounts receivable collections, cash flows and results of operations.

Cost of Revenue.    The presentation of costs and expenses in our consolidated statements of income does not differentiate between costs of revenue and other costs because substantially all of such costs and expenses are related to providing health care services. Furthermore, we believe that the natural classification of expenses is the most meaningful presentation of our operations. Amounts that could be classified as general and administrative expenses include the costs of our home office, which were approximately $56.8 million and $38.7 million during the three months ended March 31, 2012 and 2011, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    Long-Term Debt and Capital Lease Obligations

The following discussion of our long-term debt and capital lease obligations should be read in conjunction with Notes 2 and 3 to the audited consolidated financial statements included in our 2011 Form 10-K. The table below summarizes our long-term debt and capital lease obligations (in thousands).

	March 31, 2012	December 31, 2011
Bank borrowings:
Revolving credit facilities	$-	$-
Term Loan A (as defined below)	711,406	725,000
Term Loan B (as defined below), net of discounts	1,383,275	1,386,258
7.375% Senior Notes due 2020	875,000	875,000
6.125% Senior Notes due 2016, net of discounts	398,508	398,416
3.75% Convertible Senior Subordinated Notes due 2028, net of discounts	82,585	81,648
Installment notes and other unsecured long-term debt	4,595	4,264
Capital lease obligations	107,262	104,412

Long-term debt and capital lease obligations	3,562,631	3,574,998
Less current maturities	(86,095)	(85,509)

Long-term debt and capital lease obligations, less current maturities	$3,476,536	$3,489,489

Bank Borrowings.  On November 18, 2011, we completed a restructuring of our long-term debt, which included, among other things, new variable rate senior secured credit facilities with a syndicate of banks (the “Credit Facilities”). The Credit Facilities consist of: (i) a $500.0 million five-year revolving credit facility (the “Revolving Credit Agreement”); (ii) a $725.0 million five-year term loan (the “Term Loan A”); and (iii) a $1.4 billion seven-year term loan (the “Term Loan B”). We used the net proceeds from the term loans under the Credit Facilities, together with the net proceeds from the sale of our 7.375% Senior Notes due 2020, to repay all amounts outstanding under certain predecessor credit facilities.

We can elect whether interest on borrowings under the Credit Facilities is determined using LIBOR or the Base Rate (as defined in the loan agreement). The effective interest rate on such borrowings, which fluctuates with market changes, includes a spread above the rate that we select. The effective interest rate for the Term Loan B is subject to a floor of 1.0% and 2.0% (before consideration of the interest rate spread) when using LIBOR and the Base Rate, respectively. The amount of the interest rate spread is predicated on, among other things, our Consolidated Leverage Ratio (as defined in the loan agreement). We can elect differing interest rates for each of the debt instruments that comprise the Credit Facilities. Interest is payable in arrears at the end of a calendar quarter or on the date that the selected interest duration period ends. At March 31, 2012, the effective interest rates on the Term Loan A and the Term Loan B were 3.3% and 4.5%, respectively. Those rates remained unchanged as of April 27, 2012.

The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. As of April 27, 2012, standby letters of credit in favor of third parties of approximately $50.1 million reduced the amount available for borrowing under the Revolving Credit Agreement to $449.9 million on such date. Although there were no amounts outstanding on either date, the effective interest rate on the variable rate Revolving Credit Agreement was approximately 3.2% on both March 31, 2012 and April 27, 2012.

Other.  Cash paid for interest on our long-term debt and capital lease obligations during the three months ended March 31, 2012 and 2011, including amounts that have been capitalized, was approximately $50.0 million and $42.0 million, respectively. We entered into capital leases for real property and equipment of $6.2 million during the three months ended March 31, 2012. Our capital lease activity during the three months ended March 31, 2011 was not material.

See Note 5 for information regarding the estimated fair values of our long-term debt instruments.

At March 31, 2012, we were in compliance with all of the covenants contained in our debt agreements.

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

	Three Months Ended March 31,
	2012	2011

Numerators:
Income from continuing operations	$45,991	$61,966
Income attributable to noncontrolling interests	(6,906)	(6,588)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	39,085	55,378
Income (loss) from discontinued operations attributable to Health Management Associates, Inc. common stockholders	(1,395)	146

Net income attributable to Health Management Associates, Inc. common stockholders	$37,690	$55,524

Denominators:
Denominator for basic earnings per share-weighted average number of outstanding common shares	253,316	250,038
Dilutive securities: stock-based compensation arrangements	2,383	3,689

Denominator for diluted earnings per share	255,699	253,727

Earnings per share:
Basic
Continuing operations	$0.15	$0.22
Discontinued operations	-	-

Net income	$0.15	$0.22

Diluted
Continuing operations	$0.15	$0.22
Discontinued operations	-	-

Net income	$0.15	$0.22

Securities excluded from diluted earnings per share because they were antidilutive or performance conditions were not met:
Stock options	4,586	4,171

Deferred stock and restricted stock	967	488

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

We recognize transfers between levels within the fair value hierarchy on the date of the change in circumstances that requires such transfer. The table below summarizes the estimated fair values of certain of our financial assets (liabilities) as of March 31, 2012 (in thousands).

	Level 1	Level 2	Level 3	Totals

Available-for-sale securities, including those in restricted funds	$138,984	$31,259	$-	$170,243

Interest rate swap contract	$-	$(152,631)	$-	$(152,631)

The estimated fair values of our Level 1 available-for-sale securities were primarily determined by reference to quoted market prices. Our Level 2 available-for-sale securities primarily consist of bonds and notes issued by (i) the United States government and its agencies and (ii) domestic and foreign corporations. The estimated fair values of these securities are determined using various valuation techniques, including a multi-dimensional relational model that incorporates standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

The estimated fair value of our interest rate swap contract, which is discussed at Note 2(a) to the audited consolidated financial statements included in our 2011 Form 10-K, was determined using a model that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, forward yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The model also incorporates valuation adjustments for credit risk. The table below summarizes our balance sheet classification of the estimated fair values of our interest rate swap contract liabilities (in thousands).

	March 31, 2012	December 31, 2011

Accrued expenses and other liabilities	$89,347	$86,975
Other long-term liabilities	63,284	75,332

Totals	$152,631	$162,307

Cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other liabilities are reflected in the condensed consolidated balance sheets at their estimated fair values primarily due to their short-term nature.

The estimated fair values of our long-term debt instruments, which are discussed at Note 3, are determined by reference to quoted market prices and/or bid and ask prices in the relevant market. The table below summarizes the estimated fair values of our debt securities (in thousands) and indicates the corresponding level within the fair value hierarchy.

	March 31, 2012	December 31, 2011
Level 1:
6.125% Senior Notes due 2016	$420,000	$416,000
7.375% Senior Notes due 2020	899,063	910,000
3.75% Convertible Senior Subordinated Notes due 2028	93,269	94,391
Level 2:
Term Loan A	686,507	708,688
Term Loan B	1,387,772	1,393,000

The estimated fair values of our other long-term debt instruments reasonably approximate their carrying amounts in the condensed consolidated balance sheets.

Available-For-Sale Securities (including those in restricted funds).    Supplemental information regarding our available-for-sale securities (all of which had no withdrawal restrictions) is set forth in the table on the following page (in thousands).

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Values
As of March 31, 2012:
Debt securities and debt-based mutual funds
Government	$46,862	$1,106	$(85)	$47,883
Corporate	78,009	2,024	(102)	79,931
Equity securities and equity-based mutual funds
Domestic	22,440	3,821	(148)	26,113
International	14,738	945	(477)	15,206
Commodity-based fund	1,533	-	(423)	1,110

Totals	$163,582	$7,896	$(1,235)	$170,243

As of December 31, 2011:
Debt securities and debt-based mutual funds
Government	$125,338	$1,164	$(25)	$126,477
Corporate	76,995	356	(708)	76,643
Equity securities and equity-based mutual funds
Domestic	26,220	2,354	(431)	28,143
International	15,446	304	(1,288)	14,462
Commodity-based fund	1,533	-	(448)	1,085

Totals	$245,532	$4,178	$(2,900)	$246,810

As of March 31, 2012 and December 31, 2011, investments with aggregate estimated fair values of approximately $21.2 million (161 investments) and $67.0 million (294 investments), respectively, generated the gross unrealized losses disclosed in the above table. Due to recent declines in the value of such securities and/or our brief holding period (i.e., all such securities have been held for less than one year), as well as our ability to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value, we concluded that other-than-temporary impairment charges were not necessary at either of the balance sheet dates. We will continue to monitor and evaluate the recoverability of our available-for-sale securities.

As of March 31, 2012, the contractual maturities of debt securities held by us, excluding debt-based mutual fund holdings, are set forth in the table below. Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Within 1 year	$1,136	$1,135
After 1 year and through year 5	6,786	6,856
After 5 years and through year 10	9,120	9,280
After 10 years	13,850	13,988

The weighted average cost method is used to calculate the historical cost basis of securities that are sold. Gross realized gains and losses on sales of available-for-sale securities and other investment income, which includes interest and dividends, are summarized in the table below (in thousands).

	Three Months Ended March 31,
	2012	2011
Realized gains	$875	$-
Realized losses	(558)	(203)
Investment income	1,422	1,261

Restricted Funds.    Our restricted funds, which consisted solely of available-for-sale securities at both March 31, 2012 and December 31, 2011, are held by a wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands. The assets of such subsidiary are effectively limited to use in its proprietary operations.

During the three months ended March 31, 2012, our captive insurance subsidiary received proceeds of approximately $10.0 million from sales of available-for-sale securities and made purchases of such securities aggregating $9.2 million. There were no corresponding sales or purchases during the three months ended March 31, 2011.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Acquisitions, Joint Ventures and Other Activity

Acquisition Activity.    The acquisitions described below, as well as the acquisition discussed at Note 11, were in furtherance of the part of our business strategy that calls for the acquisition of hospitals and other ancillary health care businesses in non-urban communities. Our acquisitions are typically financed using a combination of available cash balances, proceeds from sales of available-for-sale securities, borrowings under revolving credit agreements and other long-term financing arrangements.

2012 Acquisitions.    During the three months ended March 31, 2012, certain of our subsidiaries acquired three ancillary health care businesses for aggregate cash consideration of approximately $4.5 million. Effective April 1, 2012, one of our subsidiaries completed the acquisition of an 80% equity interest in each of five general acute care hospitals in Oklahoma. The gross purchase price (representing ownership of 100% of the affected entities) and certain other amounts that pertain to this acquisition were deposited by us into an escrow account on March 30, 2012 (the last business day prior to April 1, 2012). Such deposit, which aggregated $77.1 million, was included in deferred charges and other assets in the condensed consolidated balance sheet at March 31, 2012. See Note 11 for further discussion regarding our acquisition of these five Oklahoma-based hospitals.

2011 Acquisitions.    During the three months ended March 31, 2011, certain of our subsidiaries acquired two ancillary health care businesses for aggregate cash consideration of approximately $3.7 million. Also, see below for discussion of a material acquisition that one of our subsidiaries completed on September 30, 2011.

Other.    Our acquisitions are accounted for using the purchase method of accounting. We use estimated exit price fair values as of the date of acquisition to (i) allocate the related purchase price to the assets acquired and liabilities assumed and (ii) record noncontrolling interests. We use a variety of techniques to estimate exit price fair values, including, but not limited to, valuation methodologies that derive fair values using a market approach based on comparable transactions and an approach based on depreciated replacement cost. We recorded incremental goodwill during each of the three months ended March 31, 2012 and 2011 because the final negotiated purchase price in certain of our completed acquisitions exceeded the fair value of the net tangible and intangible assets acquired. Most of the goodwill that was added during those periods is expected to be tax deductible. In some cases, the purchase price allocations for the acquisitions that were completed during the three months ended March 31, 2012 are preliminary and remain subject to future refinement as we gather supplemental information.

Acquisition-related costs have been included in other operating expenses in the consolidated statements of income. However, such costs for both the three months ended March 31, 2012 and 2011 were not material. Amounts paid for acquisition-related costs are included in net cash provided by continuing operating activities in the condensed consolidated statements of cash flows.

The operating results of entities that are acquired by our subsidiaries are included in our consolidated financial statements from the date of acquisition. If an acquired entity was subsequently sold, closed or is being held for sale, its operations are included in discontinued operations, which are discussed at Note 7.

On September 30, 2011, one of our subsidiaries acquired from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc. (“Mercy”) substantially all of the assets of Mercy’s seven general acute care hospitals in east Tennessee. Our subsidiary also acquired (i) substantially all of Mercy’s ancillary health care operations that are affiliated with the seven Tennessee-based hospitals and (ii) Mercy’s former Riverside hospital campus. This acquisition is more fully described at Note 4 to the audited consolidated financial statements included in our 2011 Form 10-K. Our network of east Tennessee hospitals and other ancillary health care businesses is now collectively referred to as Tennova Healthcare. The table below sets forth certain combined pro forma financial information for the three months ended March 31, 2011 as if the Mercy acquisition, which we deem to be material, had closed on January 1, 2010 (in thousands, except per share data).

Net revenue before the provision for doubtful accounts	$1,590,152
Consolidated net income	62,291
Net income attributable to Health Management Associates, Inc.	55,703
Earnings per share attributable to Health Management Associates, Inc. common stockholders:
Basic	$0.22
Diluted	0.22

There were no pro forma adjustments included in the above table to reflect potential cost reductions or operating efficiencies. Accordingly, the combined pro forma financial information is for comparative purposes only and is not necessarily indicative of the results that we would have experienced if the Mercy acquisition had actually occurred on January 1, 2010 or that may occur in the future. During the three months ended March 31, 2012, Tennova Healthcare contributed approximately $162.9 million and $4.3 million of net revenue before the provision for doubtful accounts to continuing operations and discontinued operations, respectively. During that same period, Tennova Healthcare’s income from continuing operations before income taxes was $16.3 million and its loss from discontinued operations before income taxes was $2.0 million.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Acquisitions, Joint Ventures and Other Activity (continued)

Joint Ventures and Redeemable Equity Securities.    As of March 31, 2012, we had established joint ventures to own/lease and operate 27 of our hospitals (see Note 11 for new joint venture activity subsequent to such date). Local physicians and/or other health care entities own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage the related hospital’s day-to-day operations.

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

As recorded in the condensed consolidated balance sheets, redeemable equity securities represent (i) the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings and (ii) the initial unadjusted estimated fair values of certain contingent rights held by Novant Health, Inc. and Shands HealthCare, which are described below. As of March 31, 2012 and through April 27, 2012, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of our redeemable equity securities is summarized in the table below (in thousands).

	Three Months Ended March 31,
	2012	2011

Balances at the beginning of the period	$200,643	$201,487
Investments by noncontrolling shareholders and related other	1,786	158
Purchases of subsidiary shares from noncontrolling shareholders	(4,256)	(147)

Balances at the end of the period	$198,173	$201,498

Novant Health, Inc. may require us to purchase its 30% interest in Lake Norman Regional Medical Center in Mooresville, North Carolina for the greater of $150.0 million or the fair market value of such interest in the hospital. This right is contingent on a change of control (excluding certain changes of control wherein our senior executive management team is retained). Additionally, if we experience a change of control, we may be required to purchase a 40% interest in one or more of the three hospitals that we acquired from Shands HealthCare. The purchase price payable to Shands HealthCare would be set at the fair market value of the equity interests being acquired. We believe it is not probable that the contingent rights of Novant Health, Inc. and Shands HealthCare will vest because there are no circumstances known to us that would trigger the requisite change of control provision with either party. Accordingly, insofar as the contingent rights are concerned, the carrying values of the related redeemable equity securities have not been adjusted since being initially recorded.

7.	Discontinued Operations

Our discontinued operations during the periods presented herein included: (i) 189-bed Gulf Coast Medical Center in Biloxi, Mississippi; (ii) 25-bed Fishermen’s Hospital in Marathon, Florida; (iii) the 172-bed Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas; (iv) 25-bed St. Mary’s Medical Center of Scott County in Oneida, Tennessee; (v) the 293-bed idle Riverside hospital campus in Knoxville, Tennessee; and (vi) certain other health care operations affiliated with those hospitals. The operating results and cash flows of discontinued operations are included in our consolidated financial statements up to the date of disposition. Additionally, as required by GAAP, the operating results and cash flows of the abovementioned entities have been separately presented as discontinued operations in the interim condensed consolidated financial statements. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value, less costs to sell. The estimates of fair value are based on recent sales of similar assets, market analyses, pending disposition transactions and market responses based on discussions with, and offers received from, potential buyers (i.e., Level 2 inputs under the GAAP fair value hierarchy that is described at Note 5).

We closed Gulf Coast Medical Center (“GCMC”) on January 1, 2008. On July 18, 2011, the remaining real property at GCMC was sold for cash consideration of approximately $3.4 million, less selling and other related costs. During May 2011, one of our subsidiaries entered into a lease termination agreement for Fishermen’s Hospital that became effective on July 1, 2011. As part of the agreement, the hospital’s remaining equipment, as well as certain working capital items, were sold to our former lessor for $1.5 million in cash. Because Fishermen’s Hospital became a discontinued operation subsequent to March 31, 2011, our 2011 interim condensed consolidated financial statements have been retroactively adjusted in accordance with GAAP to conform to the current year presentation.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    Discontinued Operations (continued)

The Woman’s Center at Dallas Regional Medical Center (the “Woman’s Center”) was closed on June 1, 2008. One of our subsidiaries acquired St. Mary’s Medical Center of Scott County (“SMMC”) and the idle Riverside hospital campus (“Riverside”) from Mercy on September 30, 2011 (see Note 6 for a discussion of the Mercy acquisition). SMMC is a leased facility with a lease agreement that expires on May 24, 2012. On such date, the SMMC facility will be returned to the lessor. Mercy had closed the hospital at the Riverside location prior to our acquisition of the facility. Although we are currently evaluating various disposal alternatives for each of the Woman’s Center and Riverside, the timing of such divestitures has not yet been determined.

The table below sets forth the underlying details of our discontinued operations (in thousands).

	Three Months Ended March 31,
	2012	2011

Net revenue before the provision for doubtful accounts	$4,334	$6,717
Provision for doubtful accounts	(549)	(1,398)

Net revenue	3,785	5,319

Salaries and benefits	2,174	2,309
Depreciation and amortization	1,373	744
Other operating expenses	2,516	1,713
Losses on sales of assets	-	315

	6,063	5,081

Income (loss) before income taxes	(2,278)	238
Income tax benefit (expense)	883	(92)

Income (loss) from discontinued operations	$(1,395)	$146

The table below summarizes the principal components of our assets of discontinued operations (in thousands).

	March 31, 2012	December 31, 2011

Supplies, prepaid expenses and other assets	$613	$569
Property, plant and equipment, net, and other	12,337	13,992

Total assets of discontinued operations	$12,950	$14,561

8.    Income Taxes

Our effective income tax rates were approximately 35.0% and 36.1% during the three months ended March 31, 2012 and 2011, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 380 basis points and 260 basis points during the three months ended March 31, 2012 and 2011, respectively.

9.    Accumulated Other Comprehensive Income (Loss)

GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. Rollforwards of our accumulated other comprehensive income (loss) are presented in the tables below (in thousands).

	Unrealized Gains
	(Losses) on
	Available-for-Sale	Interest Rate
	Securities	Swap Contract	Totals

Balances at January 1, 2012, net of income taxes of $60,635	$831	$(96,271)	$(95,440)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $1,792	3,327	-	3,327
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $92	172	-	172
Reclassification adjustments for amortization of expense into net income, net of income taxes of $7,940	-	12,513	12,513

Balances at March 31, 2012, net of income taxes of $50,811	$4,330	$(83,758)	$(79,428)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    Accumulated Other Comprehensive Income (Loss) (continued)

	Unrealized Gains (Losses) on Available-for-Sale Securities	Interest Rate Swap Contract	Totals

Balances at January 1, 2011, net of income taxes of $81,933	$1,572	$(132,696)	$(131,124)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $235	433	-	433
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $56	105	-	105
Change in fair value of interest rate swap contract, net of income taxes of $8,232	-	15,788	15,788

Balances at March 31, 2011, net of income taxes of $73,410	$2,110	$(116,908)	$(114,798)

Prior to our debt restructuring on November 18, 2011, which is discussed at Note 2(a) to the audited consolidated financial statements included in our 2011 Form 10-K, our interest rate swap contract had been a perfectly effective cash flow hedge instrument that was used to manage the risk of variable interest rate fluctuation on certain long-term debt. Changes in the estimated fair value of our interest rate swap contract were previously recognized as a component of other comprehensive income (loss). Because of our debt restructuring, the interest rate swap contract, which expires in February 2014, is no longer an effective cash flow hedge instrument. Therefore, subsequent changes in its estimated fair value are no longer included in other comprehensive income (loss) but are recognized in our consolidated statements of income as interest expense. Future amortization of the accumulated other comprehensive loss attributable to our interest rate swap contract is expected to approximate $76.9 million during the twelve months ending March 31, 2013.

10.  Commitments and Contingencies

Physician and Physician Group Guarantees.    We are committed to providing financial assistance to physicians and physician groups practicing in the communities that our hospitals serve through certain recruiting arrangements and professional services agreements. At March 31, 2012, we were committed to non-cancelable guarantees of approximately $108.6 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the related contractual measurement period, which generally approximates one to two years. We believe that the recorded liabilities for physician and physician group guarantees of $46.2 million and $30.2 million at March 31, 2012 and December 31, 2011, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

Ascension Health Lawsuit.    On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Note 10) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U.S. District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied. On June 15, 2011, the case was stayed pending resolution of the appellate process. On July 8, 2011, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit (Case Number: 11-13069). Oral argument is scheduled for May 22, 2012.

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe Health Management breached a confidentiality agreement. Accordingly, we will continue to vigorously defend Health Management against the allegations, including the pending appeal. We do not believe that the final outcome of this matter will be material.

Medicare Billing Lawsuit.    On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Commitments and Contingencies (continued)

defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On September 27, 2010, the defendants moved to dismiss the first amended complaint for failure to state a claim with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and failure to state a claim upon which relief can be granted pursuant to Rule 12(b)(6) of those federal rules. On November 11, 2010, the plaintiff filed a memorandum of law in opposition to the defendants’ motion to dismiss. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint on the same bases set forth in their earlier motion to dismiss. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which is similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

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

During September 2010, Health Management received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain Health Management hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by Health Management’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. We have, and will continue to, cooperate with the DOJ in its ongoing investigation, which could potentially give rise to claims against Health Management and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, we are conducting an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against Health Management or its hospitals in this matter and, at this time, we are unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

The U.S. Department of Health and Human Services, Office of Inspector General (“HHS-OIG”) and the DOJ, including the Civil Division and U.S. Attorney’s Offices in the Eastern District of Pennsylvania, the Middle District of Florida, the Eastern District of Oklahoma, the Middle District of Tennessee, the Western District of North Carolina, the District of South Carolina and the Middle District of Georgia, are currently investigating Health Management and certain of its subsidiaries (HHS-OIG and the DOJ are collectively referred to as “Government Representatives”). We believe that such investigations relate to the Anti-Kickback Statute, the Stark law and the False Claims Act and are focused on: (i) physician referrals, including financial arrangements with our whole-hospital physician joint ventures; (ii) the medical necessity of emergency room tests and patient admissions, including whether Pro-Med software has led to any medically unnecessary tests or admissions; and (iii) the medical necessity of certain surgical procedures. We further believe that the investigations may have originated as a result of qui tam lawsuits filed on behalf of the United States. In connection with the investigations, HHS-OIG served subpoenas, which apply system-wide, on Health Management on May 16, 2011 and July 21, 2011 requesting records. Additionally, Government Representatives have interviewed both our current and former employees. We are conducting internal investigations and have met with Government Representatives on numerous occasions to respond to their inquiries. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

On February 22, 2012 and February 24, 2012, HHS-OIG served subpoenas on certain Health Management hospitals relating to those hospitals’ relationships with Allegiance Health Management, Inc. (“Allegiance”). Allegiance, which is

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Commitments and Contingencies (continued)

unrelated to Health Management, is a post acute health care management company that provides intensive outpatient psychiatric (“IOP”) services to patients. The Health Management hospitals that were served subpoenas were: (i) Central Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the Health Management hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the Health Management hospitals; (iv) documents relating to employees, physicians and therapists who were involved in the provision of IOP services provided by Allegiance at the Health Management hospitals; and (v) other documents related to Allegiance including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. We believe that HHS-OIG has served similar subpoenas on other non-Health Management hospitals that had contracts with Allegiance. We intend to cooperate with the investigations. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

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

Class Action Lawsuits.  On or about January 25, 2012, Health Management, certain of its executive officers and one of its directors were named as defendants in an action entitled Milen Sapssov v. Health Management Associates, Inc. et al., which was filed in the U.S. District Court for the Middle District of Florida. This action purports to be brought on behalf of stockholders who purchased our common stock during the period from July 27, 2009 through January 9, 2012. The plaintiff alleges, among other things, that Health Management and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making allegedly false and misleading statements in certain public disclosures regarding our business and financial results. The plaintiff further alleges that our financial performance was based, in part, on improper billing practices. The plaintiff seeks unspecified damages. A substantially similar purported class action lawsuit, entitled Norfolk County Retirement System v. Health Management Associates, Inc. et al., was filed against the same defendants on or about February 2, 2012 in the U.S. District Court for the Middle District of Florida. On April 30, 2012, the two class action lawsuits were consolidated in the same court under the caption In Re: Health Management Associates, Inc. et al. (Case No. 2:12-cv-00046-JES-DNF) and three pension fund plaintiffs were appointed as lead plaintiffs. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

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

11.  Subsequent Event

Effective April 1, 2012, one of our subsidiaries acquired from a subsidiary of INTEGRIS Health, Inc. (“INTEGRIS”) an 80% equity interest in each of five Oklahoma-based general acute care hospitals and certain related health care operations. A subsidiary of INTEGRIS retained a 20% equity interest in such entities. The acquired hospitals were as follows:

•	Blackwell Regional Hospital in Blackwell (53 licensed beds);
•	Clinton Regional Hospital in Clinton (64 licensed beds);
•	Marshall County Medical Center in Madill (25 licensed beds);
•	Mayes County Medical Center in Pryor (52 licensed beds); and
•	Seminole Medical Center in Seminole (32 licensed beds).

The net purchase price for our 80% equity interests in these five hospitals was approximately $60.9 million in cash. The acquired assets included, among other things, supply inventories and property, plant and equipment. We funded the gross purchase price of this acquisition (representing ownership of 100% of the affected entities) on March 30, 2012 with available cash balances and proceeds from sales of available-for-sale securities. Subsequent to March 31, 2012, we received 20% of the gross purchase price (i.e., $15.2 million) from a subsidiary of INTEGRIS for its retained equity interest.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

As of March 31, 2012, Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operated 66 hospitals with a total of 10,330 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 for information about one of our Tennessee-based hospitals with a lease agreement that expires in May 2012 and will not be renewed. Subsequent to March 31, 2012, one of our subsidiaries acquired an 80% equity interest in each of five Oklahoma-based general acute care hospitals and their related health care operations. See Note 11 to the Interim Condensed Consolidated Financial Statements in Item 1 for information about such acquisition. The operating results of hospitals and other ancillary health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1. Discontinued operations were not material to our consolidated results of operations during the periods presented herein.

During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Act”) were signed into law by President Obama. The primary goals of the Health Care Reform Act are to: (i) provide coverage by January 1, 2014 to an estimated 32 to 34 million Americans who currently do not have health insurance; (ii) reform the health care delivery system to improve quality; and (iii) lower the overall costs of providing health care. To accomplish the goal of expanding coverage, the new legislation mandates that all Americans maintain a minimum level of health care coverage. To that end, the Health Care Reform Act expands Medicaid coverage, provides federal subsidies to assist low-income individuals when they obtain health insurance and establishes insurance exchanges through which individuals and small employers can purchase health insurance. Health care cost savings under the Health Care Reform Act are expected to come from: (i) reductions in Medicare and Medicaid reimbursement payments to health care providers, including hospital operators; (ii) initiatives to reduce fraud, waste and abuse in government reimbursement programs; and (iii) other reforms to federal and state reimbursement systems. Although certain aspects of the Health Care Reform Act have already become effective, it will be several years before most of the far-reaching and innovative provisions of the new legislation are fully implemented. While we continue to evaluate the provisions of the Health Care Reform Act, its overall effect on our business cannot be determined at the present time because, among other things, the new legislation is very broad in scope and uncertainties exist regarding the interpretation and future implementation of many of the regulations mandated under the Health Care Reform Act. Additionally, the Health Care Reform Act remains subject to significant legislative debate, including possible repeal and/or amendment, and there are substantial legal challenges to various aspects of the law that have been made on constitutional grounds, including an appeal currently pending before the United States Supreme Court (a ruling is expected by July 2012). For further discussion of the Health Care Reform Act and its possible impact on our business and results of operations, see “Business – Sources of Revenue” in Item 1 of Part I and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

During the three months ended March 31, 2012, which we refer to as the 2012 Three Month Period, we experienced growth in our net revenue before the provision for doubtful accounts over the three months ended March 31, 2011, which we refer to as the 2011 Three Month Period, of approximately 18.2%. Such growth principally resulted from: (i) our acquisition of a 95% equity interest in a Mississippi-based general acute care hospital with a total of 112 licensed beds and certain related health care operations (collectively, “Tri-Lakes”) in May 2011; (ii) our acquisition of six Tennessee-based general acute care hospitals and other ancillary health care operations with a total of 882 licensed beds (collectively, the “Mercy Hospitals”) on September 30, 2011; (iii) increased surgical volume attributable to physician recruitment and market service development (e.g., ambulatory surgical centers, robotic surgical systems, etc.) at certain of our hospitals and other health care facilities; (iv) an increase in emergency room visits, which we believe was attributable, in part, to our dedicated focus on emergency room operations; and (v) improvements in reimbursement rates that resulted primarily from renegotiated agreements with certain commercial health insurance providers. During the 2012 Three Month Period, we recognized a benefit of approximately $4.6 million from the meaningful use measurement standard under various Medicare and Medicaid Healthcare Information Technology incentive programs (collectively, the “HCIT Programs”), with no comparable amount recognized during the 2011 Three Month Period. Items that adversely affected our profitability during the 2012 Three Month Period included increases in interest expense (principally non-cash charges) and costs for government investigations. Overall, our income from continuing operations decreased during the 2012 Three Month Period by $16.0 million, or 25.8%.

Our strategic operational objectives include increasing patient volume and operating margins, while decreasing uninsured/underinsured patient levels and the provision for doubtful accounts. Our specific plans include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor and vendor contracts and developing action plans responsive to feedback from patient, physician and employee satisfaction surveys. Based on the needs of the communities that we serve, we also seek opportunities for market service development, including, among other things, establishing ambulatory surgical centers, urgent care centers, cardiac cath labs, angiography suites and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we are investing significant resources in physician recruitment and retention (primary care physicians and specialists), emergency room operations, advanced robotic surgical systems, replacement hospital construction and other capital projects. For example, we continue to implement ER Extra®, which is our signature patient-centered emergency room program that is designed to reduce patient wait times, enhance patient satisfaction and improve the quality and scope of patient assessments. Additionally, we have deployed new MAKOplasty® and da Vinci® robotic surgical systems at many of our hospitals and, in April 2012, we opened a newly constructed hospital that was built to replace Walton Regional Medical Center in Monroe, Georgia. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions. Additionally, as we consider potential acquisitions, joint ventures and partnerships in 2012 and beyond, we believe that continually improving our existing operations provides us with a fundamentally sound infrastructure upon which we can add hospitals and other ancillary health care businesses.

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

Outpatient services continue to play an important role in the delivery of health care in our markets, with approximately half of our net revenue before the provision for doubtful accounts generated on an outpatient basis. Recognizing the importance of these services, we have improved many of our health care facilities to accommodate the outpatient needs of the communities that they serve. We have also invested substantial capital in many of our hospitals and physician practices during the past several years, resulting in improvements and enhancements to our diagnostic imaging and ambulatory surgical services.

During the past several years, various economic and other factors have resulted in a large number of uninsured and underinsured patients seeking health care in the United States. Self-pay admissions as a percent of total admissions at our hospitals were approximately 6.1% and 6.4% during the 2012 Three Month Period and the 2011 Three Month Period, respectively. We continue to take various measures to address the impact of uninsured and underinsured patients on our business. Additionally, one of the primary goals of the Health Care Reform Act is to provide health insurance coverage to more Americans. Nevertheless, there can be no assurances that our self-pay admissions will not grow in future periods, especially in light of the prolonged downturn in the economy and correspondingly higher levels of unemployment in many of the markets served by our hospitals. Therefore, we regularly evaluate our self-pay patient policies and programs and consider changes or modifications as circumstances warrant.

Critical Accounting Policies and Estimates Update

General.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider a critical accounting policy to be one that requires us to make significant judgments and estimates when we prepare our consolidated financial statements. Such critical accounting policies and estimates, which are more fully described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011, include: (i) net revenue before the provision for doubtful accounts; (ii) the provision for doubtful accounts; (iii) impairments of long-lived assets and goodwill; (iv) income taxes; (v) professional liability risks and other self-insured programs; and (vi) loss contingencies.

There were no material changes to our critical accounting policies and estimates during the 2012 Three Month Period. However, see Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding certain new accounting guidance that we adopted during 2012. Such new accounting guidance did not have a material impact on our consolidated financial statements.

Goodwill.    We test our goodwill for impairment on an annual basis (i.e., each October 1) and whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on many qualitative and quantitative factors, including market conditions and operational performance. When performing the goodwill impairment test, among other things, we compare the estimated fair values of the net assets of our reporting units that are potentially impaired to the corresponding carrying amounts on our consolidated balance sheet. If the estimated fair value of one of our reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of the reporting unit’s goodwill, compare such fair value to the corresponding carrying amount and, if necessary, record a goodwill impairment charge. We do not believe that any of our reporting units are currently at risk of requiring a goodwill impairment charge.

2012 Three Month Period Compared to the 2011 Three Month Period

The tables below summarize our operating results for the 2012 Three Month Period and the 2011 Three Month Period. Hospitals that were owned/leased and operated by us for one year or more as of March 31, 2012 are referred to as same three month hospitals. For all year-over-year comparative discussions herein, the operating results of our same three month hospitals are only considered to the extent that there was a similar period of operation in both years.

	Three Months Ended March 31,
	2012		2011
		Percent			Percent
		of Net			of Net
	Amount	Revenue	Amount		Revenue
	(in thousands)		(in thousands)

Net revenue before the provision for doubtful accounts	$1,686,518		$1,426,829
Provision for doubtful accounts	(201,261)		(172,069)

Net revenue	1,485,257	100.0%	1,254,760		100.0%

Salaries and benefits	659,084	44.4	569,038		45.4
Supplies	234,443	15.8	194,466		15.5
Rent expense	45,025	3.0	35,847		2.8
Other operating expenses	311,780	21.0	242,938		19.4
Medicare and Medicaid HCIT incentive payments	(4,590)	(0.3)	-		-
Depreciation and amortization	78,394	5.2	64,628		5.1
Interest expense	88,763	6.0	51,037		4.1
Other	1,640	0.1	(194)		-

	1,414,539	95.2	1,157,760		92.3

Income from continuing operations before income taxes	70,718	4.8	97,000		7.7
Provision for income taxes	(24,727)	(1.7)	(35,034)		(2.8)

Income from continuing operations	$45,991	3.1%	$61,966		4.9%

	Three Months Ended March 31,				Percent
	2012	2011	Change		Change

Same Three Month Hospitals*
Occupancy	45.3%	48.2%	(290)	bps**	n/a
Patient days	361,573	380,543	(18,970)		(5.0) %
Admissions	84,455	88,143	(3,688)		(4.2) %
Adjusted admissions †	158,659	159,044	(385)		(0.2) %
Emergency room visits	393,133	390,737	2,396		0.6%
Surgeries	85,943	82,824	3,119		3.8%
Outpatient revenue percent ¿	52.9%	49.6%	330	bps	n/a
Inpatient revenue percent ¿	47.1%	50.4%	(330)	bps	n/a

Total Hospitals
Occupancy	45.2%	48.2%	(300)	bps	n/a
Patient days	401,105	380,543	20,562		5.4%
Admissions	93,378	88,143	5,235		5.9%
Adjusted admissions †	177,815	159,044	18,771		11.8%
Emergency room visits	443,115	390,737	52,378		13.4%
Surgeries	99,915	82,824	17,091		20.6%
Outpatient revenue percent ¿	53.1%	49.6%	350	bps	n/a
Inpatient revenue percent ¿	46.9%	50.4%	(350)	bps	n/a

* Includes acquired hospitals to the extent we operated them for comparable periods

** basis points

† Admissions adjusted for outpatient volume

¿Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the 2012 Three Month Period was approximately $1,686.5 million as compared to $1,426.8 million during the 2011 Three Month Period. This change represented an increase of $259.7 million, or 18.2%. Our same three month hospitals provided $91.9 million, or 35.4%, of the increase in net revenue before the provision for doubtful accounts as a result of: (i) increased outpatient and surgical volume from, among other things, market service development activities; (ii) an increase in emergency room visits; and (iii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions, which was primarily due to a reduction in admissions of uninsured patients. The remaining 2012 increase of $167.8 million in our net revenue before the provision for doubtful accounts was due to our acquisitions of Tri-Lakes in May 2011 and the Mercy Hospitals in September 2011.

Our provision for doubtful accounts during the 2012 Three Month Period decreased 20 basis points to 11.9% of net revenue before the provision for doubtful accounts as compared to 12.1% of net revenue before the provision for doubtful accounts during the 2011 Three Month Period. This change was primarily due to a decline in self-pay patients in the mix of patients that we serve, partially offset by an increase in the amounts considered to be patient responsibility (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.).

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue before the provision for doubtful accounts and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and divide the resulting total by the sum of our (i) net revenue before the provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2012 Three Month Period and the 2011 Three Month Period, our Uncompensated Patient Care Percentage was 26.1% and 25.0%, respectively. This 110 basis point increase during the 2012 Three Month Period primarily reflects greater uninsured self-pay patient revenue discounts, partially offset by a decline in self-pay patients in the mix of patients that we serve.

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) decreased from 45.4% during the 2011 Three Month Period to 44.4% during the 2012 Three Month Period. This decrease was primarily due to cost containment measures such as flexible staffing and new hire limitations.

Supplies as a percent of net revenue increased from 15.5% during the 2011 Three Month Period to 15.8% during the 2012 Three Month Period. This increase was primarily due to disproportionately higher costs at our recent acquisitions, partially offset by improved pricing and greater discounts from our group purchasing agreement and a favorable change in our surgical volume mix during the 2012 Three Month Period.

Other operating expenses as a percent of net revenue increased from 19.4% during the 2011 Three Month Period to 21.0% during the 2012 Three Month Period. This increase was primarily due to: (i) higher state-mandated provider taxes and increased repairs and maintenance costs during the 2012 Three Month Period; (ii) certain services at our hospitals that have been recently outsourced and/or contracted to third parties; (iii) disproportionately higher costs at our recent acquisitions; and (iv) costs associated with certain government investigations. See Note 10 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our ongoing government investigations.

During the 2012 Three Month Period, we recognized a benefit of approximately $4.6 million under the meaningful use measurement standard of the HCIT Programs. There was no corresponding benefit recognized during the 2011 Three Month Period.

Interest expense increased from approximately $51.0 million during the 2011 Three Month Period to $88.8 million during the 2012 Three Month Period. Such increase was primarily due to non-cash interest expense of $36.7 million attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that we recognize in our consolidated statement of income subsequent to a debt restructuring that we completed on November 18, 2011. See Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our accounting for the interest rate swap contract. The increase in interest expense attributable to the interest rate swap contract was partially offset by a lower overall effective interest rate on our long-term debt obligations subsequent to the abovementioned debt restructuring. We also recorded a greater amount of capitalized interest during the 2012 Three Month Period as compared to the 2011 Three Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Our effective income tax rates were approximately 35.0% and 36.1% during the 2012 Three Month Period and the 2011 Three Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 380 basis points and 260 basis points during the 2012 Three Month Period and the 2011 Three Month Period, respectively.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Additionally, at March 31, 2012 we had approximately $450.0 million of borrowing capacity under our $500.0 million long-term revolving credit facility that was available for, among other things, general business purposes and acquisitions. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs.

	Three Months Ended March 31,
	2012	2011
Sources (uses) of cash and cash equivalents:
Operating activities	$62,087	$115,381
Investing activities	(79,359)	(119,871)
Financing activities	(35,499)	(5,110)
Discontinued operations	(2,976)	3,584

Net decrease in cash and cash equivalents	$(55,747)	$(6,016)

Operating Activities

Our cash flows from continuing operating activities decreased approximately $53.3 million, or 46.2%, during the 2012 Three Month Period as compared to the 2011 Three Month Period. This decrease primarily related to: (i) an increase in accounts receivable at the Mercy Hospitals, which we acquired on September 30, 2011; (ii) an increase in our interest payments during the 2012 Three Month Period when compared to the 2011 Three Month Period; and (iii) decreases in our operating liabilities. Partially offsetting these developments during the 2012 Three Month Period was improved operating profitability (before non-cash depreciation and amortization), including our receipt of $4.4 million under the meaningful use measurement standard of the HCIT Programs.

We believe that our cash flows from continuing operating activities may continue to be adversely impacted through the middle of 2012 by delayed cash collections on accounts receivable at the Mercy Hospitals; however, our $500.0 million long-term revolving credit facility, which is described under “Capital Resources” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1, is available to provide post-acquisition working capital, if necessary, while we await collection of our accounts receivable (see further discussion of this matter below under “Days Sales Outstanding”). We also believe that the professional and other costs of our ongoing government investigations, while difficult to predict, will continue and will vary throughout the duration of such investigations. Those costs will be paid with our cash flows from continuing operating activities. See Note 10 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding such government investigations. Although subject to change due to a variety of factors beyond our control, we project that: (i) during the twelve months ending March 31, 2013 we will pay approximately $89.3 million to the counterparties of our interest rate swap contract, which is discussed at Note 2(a) to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011; (ii) our federal and state income tax payments will most likely be higher in 2012 when compared to 2011 due to changes in tax laws primarily related to the timing of fixed asset depreciation; and (iii) we will receive additional reimbursement under the meaningful use measurement standard of the HCIT Programs ranging from $90 million to $120 million during the remainder of the year ending December 31, 2012 (primarily in the second half of 2012).

Investing Activities

Cash used in investing activities during the 2012 Three Month Period included: (i) approximately $80.8 million of additions to property, plant and equipment, consisting primarily of new medical equipment, information technology hardware and software upgrades, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a replacement hospital for Walton Regional Medical Center in Monroe, Georgia that opened on April 22, 2012 and a new 250-bed hospital that will ultimately replace our south campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri); (ii) $77.1 million to fund the gross purchase price and certain related items pertaining to our April 1, 2012 acquisition of an 80% equity interest in each of five Oklahoma-based general acute care hospitals; and (iii) $4.5 million to acquire three ancillary health care businesses. See Notes 6 and 11 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding certain of our recent acquisitions. Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $81.5 million from buying and selling such securities during the 2012 Three Month Period. A decrease in our restricted funds and proceeds from sales of assets and insurance recoveries each provided a source of cash of $0.8 million during that period.

Cash used in investing activities during the 2011 Three Month Period included (i) approximately $47.4 million of additions to property, plant and equipment, consisting primarily of new medical equipment, information technology hardware and software upgrades, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a hospital that opened in May 2011 to replace Madison County Medical Center in Canton, Mississippi), and (ii)

$3.7 million to acquire two ancillary health care businesses. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $74.6 million from buying and selling such securities during the 2011 Three Month Period. Partially offsetting the abovementioned cash outlays was a decrease in our restricted funds of $5.7 million during that period.

Financing Activities

During the 2012 Three Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $20.8 million. We also paid $17.9 million to noncontrolling shareholders for recurring distributions and purchases of their subsidiary shares. Partially offsetting these cash outlays were (i) $1.4 million of excess income tax benefits from our stock-based compensation arrangements and (ii) $1.8 million that we received from noncontrolling shareholders to acquire minority equity interests in one of our existing joint ventures. See Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt and capital lease arrangements.

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

Discontinued Operations

Cash used by our discontinued operations during the 2012 Three Month Period was approximately $3.0 million. Cash provided by our discontinued operations during the 2011 Three Month Period was $3.6 million. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations.

Days Sales Outstanding

To calculate days sales outstanding, or DSO, we initially divide quarterly net revenue before the provision for doubtful accounts by the number of days in the quarter. The result is divided into the net patient accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 52 days at March 31, 2012, which compares to 51 days at December 31, 2011 and 50 days March 31, 2011.

At March 31, 2012, we were in the process of finalizing the necessary approvals for our Medicare provider numbers for the Mercy Hospitals and their related ancillary health care operations. Throughout the approval process, we were unable to bill for the services that we provided at those facilities, which caused our accounts receivable to grow and correspondingly increased our DSO by approximately three days at March 31, 2012. Subsequent to March 31, 2012, we obtained the necessary approvals to bill for our services and we started receiving cash collections on the related accounts receivable. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our acquisition of the Mercy Hospitals.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that reversals of existing taxable temporary differences, future taxable income and carrybacks will allow us to realize the deferred tax assets that are recognized in our condensed consolidated balance sheets.

Capital Resources

Senior Secured Credit Facilities.  As more fully described at Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, we completed a restructuring of our long-term debt on November 18, 2011, which included, among other things, new variable rate senior secured credit facilities with a syndicate of banks (the “Credit Facilities”). The Credit Facilities consist of: (i) a $500.0 million five-year revolving credit facility (the “Revolving Credit Agreement”); (ii) a $725.0 million five-year term loan (the “Term Loan A”); and (iii) a $1.4 billion seven-year term loan (the “Term Loan B”). We used the net proceeds from the term loans under the Credit Facilities, together with the net proceeds from the sale of our 7.375% Senior Notes due 2020, to repay all amounts outstanding under certain predecessor credit facilities.

We can elect whether interest on borrowings under the Credit Facilities is determined using LIBOR or the Base Rate (as defined in the loan agreement). The effective interest rate on such borrowings, which fluctuates with market changes, includes a spread above the rate that we select. The effective interest rate for the Term Loan B is subject to a floor of 1.0% and 2.0% (before consideration of the interest rate spread) when using LIBOR and the Base Rate, respectively. The amount of the interest rate spread is predicated on, among other things, our Consolidated Leverage Ratio (as defined in the loan agreement). We can elect differing interest rates for each of the debt instruments that comprise the Credit Facilities. Interest is payable in arrears at the end of a calendar quarter or on the date that the selected interest duration period ends.

Our mandatory principal payments under the Credit Facilities for the twelve months ending March 31, 2013 are approximately $68.4 million. We have the right to prepay amounts outstanding under the Credit Facilities at any time without penalty, other than a prepayment of the Term Loan B, which is subject to a prepayment premium during the first year of the loan agreement. At March 31, 2012, the effective interest rates on the Term Loan A and the Term Loan B were 3.3% and 4.5%, respectively. Those rates remained unchanged as of April 27, 2012.

Throughout the Revolving Credit Agreement’s five-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. We did not borrow under the Revolving Credit Agreement during the 2012 Three Month Period. Although there were no amounts outstanding under the Revolving Credit Agreement on April 27, 2012, standby letters of credit in favor of third parties of approximately $50.1 million reduced the amount available for borrowing thereunder to $449.9 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 3.2% on April 27, 2012.

The Credit Facilities are generally subject to mandatory prepayment in amounts equal to: (i) 100% of the net cash proceeds received from certain asset sales, including insurance recoveries and condemnation events, subject to reinvestment provisions and the ratable offer requirements of other pari passu secured debt; (ii) 100% of the net cash proceeds from our issuance of certain new debt; and (iii) 50% of our Excess Cash Flow (as defined in the loan agreement) with step-downs of such percentage based on our Consolidated Leverage Ratio.

We intend to fund the required principal payments under the term loans of the Credit Facilities and the related interest with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Demand Promissory Note.  We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest under the demand promissory note will be immediately due and payable upon the bank’s written demand. We did not borrow under this credit facility during the 2012 Three Month Period. The demand promissory note’s effective interest rate on April 27, 2012 was approximately 2.5%; however, there were no amounts outstanding thereunder on such date.

Debt Covenants

The Credit Facilities and the indentures governing our 3.75% Convertible Senior Subordinated Notes due 2028, 7.375% Senior Notes due 2020 and 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At March 31, 2012, we were in compliance with all of the covenants contained in those debt agreements. Although there can be no assurances, we believe that we will continue to be in compliance with all of our debt covenants. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could, among other things, subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

Dividends

The Credit Facilities and the indentures for certain of our other debt agreements restrict our ability to pay cash dividends.

Standby Letters of Credit

As of April 27, 2012, we maintained approximately $50.1 million of standby letters of credit in favor of third parties with various expiration dates through April 13, 2013. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Interest Rate Swap Contract

As required by a former credit facility, we entered into a seven-year receive variable/pay fixed interest rate swap contract during February 2007. As part of a restructuring of our long-term debt on November 18, 2011, such former credit facility was terminated but the interest rate swap contract was not. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for us to pay interest on the contract’s notional amount, which was originally expected to reasonably approximate the declining principal balance of a term loan under the former credit facility. Interest payable to the counterparties is determined by reference to, among other things, LIBOR rates. At March 31, 2012, the notional amount of the interest rate swap contract was approximately $1,983.8 million. The estimated fair value of our liability for the interest rate swap contract on such date was $152.6 million and we project that

$89.3 million will be payable to the counterparties during the twelve months ending March 31, 2013. However, our aggregate payments through the contract’s expiration in February 2014, as well as the specific timing thereof, are subject to change based on, among other things, future LIBOR rates. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the estimated fair value of our interest rate swap contract.

Net interest payable or receivable is settled between us and the counterparties at the end of each calendar quarter. We intend to fund any net interest payable to the counterparties with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that capital expenditures for property, plant and equipment will range from 4.5% to 5.5% of our net revenue before the provision for doubtful accounts for the year ending December 31, 2012, which is within the capital expenditure limitations of the Credit Facilities. As of March 31, 2012, we had started: (i) construction of a 250-bed general acute care hospital to ultimately replace the south campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri; (ii) several hospital renovation and expansion projects; and (iii) various information technology hardware and software upgrades. Additionally, on April 22, 2012 we opened a newly constructed hospital that was built to replace Walton Regional Medical Center in Monroe, Georgia. We do not believe that any of our construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

Part of our strategic business plan calls for us to acquire hospitals and other ancillary health care businesses in non-urban communities that are aligned with our business model, available at a reasonable price and otherwise meet our strict acquisition criteria. We fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. During the 2012 Three Month Period, we funded the gross purchase price for our acquisition of an 80% equity interest in each of five Oklahoma-based general acute care hospitals and certain related health care operations with available cash balances and proceeds from sales of available-for-sale securities. Subsequent to March 31, 2012, we received approximately $15.2 million from the seller for its 20% retained interest in the affected entities. This acquisition, which was effective on April 1, 2012, is discussed at Note 11 to the Interim Condensed Consolidated Financial Statements in Item 1.

Divestitures of Idle Property

We intend to sell (i) the Woman’s Center at Dallas Regional Medical Center, which was a specialty women’s hospital in Mesquite, Texas that we closed on June 1, 2008, and (ii) the former Riverside hospital campus that we acquired from Mercy Health Partners, Inc. on September 30, 2011. However, the timing of such divestitures has not yet been determined. We intend to use the proceeds from any such divestitures for general business purposes. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 for information about these two idle facilities.

Contractual Obligations and Off-Balance Sheet Arrangements

During the 2012 Three Month Period, there were no material changes to the contractual obligation and off-balance sheet information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by our forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011. Furthermore, we operate in a continually changing business and regulatory environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or results of operations or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update our risk factors or to publicly announce updates to the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect new information, future events or other developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the 2012 Three Month Period, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December  31, 2011.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Health Management Associates, Inc. and its subsidiaries (collectively, “we,” “our” or “us”) operate in a highly regulated and litigious industry. As a result, we have been, and expect to continue to be, subject to various claims, lawsuits, government investigations and regulatory proceedings. The ultimate resolution of these matters, individually or in the aggregate, could have a materially adverse effect on our business, financial condition, results of operations and/or cash flows. We are currently a party to a number of legal and regulatory proceedings, including those described below.

Ascension Health Lawsuit. On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Item 1) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U.S. District Court for the Southern District of Georgia, Augusta Division (No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied. On June 15, 2011, the case was stayed pending resolution of the appellate process. On July 8, 2011, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit (Case Number: 11-13069). Oral argument is scheduled for May 22, 2012.

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe Health Management breached a confidentiality agreement. Accordingly, we will continue to vigorously defend Health Management against the allegations, including the pending appeal. We do not believe that the final outcome of this matter will be material.

Medicare/Medicaid Billing Lawsuits. On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On September 27, 2010, the defendants moved to dismiss the first amended complaint for failure to state a claim with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure and failure to state a claim upon which relief can be granted pursuant to Rule 12(b)(6) of those federal rules. On November 11, 2010, the plaintiff filed a memorandum of law in opposition to the defendants’ motion to dismiss. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint on the same bases set forth in their earlier motion to dismiss. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which is similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

On December 13, 2011, the U.S. District Court for the Middle District of Tennessee ordered that a qui tam lawsuit entitled United States ex rel. Kevin Dennis, et al. v. Health Management Associates, Inc. et al. (Case No. 3:09-cv-00484) be partially unsealed and served on the defendants and that certain other contents of the court’s file remain under seal. The complaint was filed under seal on or about May 27, 2009 and alleges that, among other things, the defendants erroneously submitted claims to Medicare and other health care programs funded by the federal government and the State of Tennessee and that those claims were falsely certified to be in compliance with the Stark law, the Anti-Kickback Statute and the analogous laws of the State of Tennessee. The plaintiffs’ complaint further alleges that the defendants’ conduct violated the False Claims Act and the Tennessee Medicaid False Claims Act. The plaintiff seeks recovery in the amount of triple the amount of the actual damages that the United States and the State of Tennessee have sustained as a result of the defendants’

alleged fraudulent and illegal recruitment and billing practices, a civil penalty for each alleged false claim that the defendants presented or caused to be presented to the United States or the State of Tennessee, and a civil penalty for each of the defendants’ acts that allegedly violated the Tennessee Medicaid False Claims Act, as well as unspecified compensatory and punitive damages. On December 7, 2011, the State of Tennessee notified the court of its decision not to intervene in the action and, on December 8, 2011, the United States notified the court that it was also declining to intervene. On April 12, 2012, summons were issued for the defendants. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

On March 14, 2012, the U.S. District Court for the Southern District of Florida ordered the unsealing and amendment of a qui tam lawsuit filed on February 8, 2010, captioned United States of America ex rel. Bruce L. Boros, M.D. and Joseph E. O’Lear, M.D. v. Health Management Associates, Inc. and Key West HMA, LLC (Case No. 20104:10-cv-10013-KMM). Also on March 14, 2012, following the plaintiffs’ voluntary dismissal of certain claims against Health Management and its subsidiary, the United States gave notice of its intention not to intervene with respect to the remaining claims at that time. On or about March 27, 2012, the plaintiffs filed a second amended complaint, which has not yet been served on us. In the second amended complaint, the plaintiffs allege that the defendants performed unnecessary and improper cardiac catheterization procedures at our Lower Keys Medical Center in Key West, Florida and presented false or fraudulent claims for reimbursement to Medicare for such allegedly unnecessary and improper procedures. The plaintiffs seek recovery under the False Claims Act in the amount of triple the amount of the actual damages that the United States has allegedly sustained as a result of the defendants’ actions, plus civil penalties of not less than $5,000 and not more than $11,000 for each violation, and other relief. Because this matter was recently unsealed, we are unable to determine the potential impact, if any, that could result from this lawsuit. However, we intend to vigorously defend Health Management and its subsidiary against the claims in this matter.

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

During September 2010, Health Management received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain Health Management hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by Health Management’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. We have, and will continue to, cooperate with the DOJ in its ongoing investigation, which could potentially give rise to claims against Health Management and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, we are conducting an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against Health Management or its hospitals in this matter and, at this time, we are unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

The U.S. Department of Health and Human Services, Office of Inspector General (“HHS-OIG”) and the DOJ, including the Civil Division and U.S. Attorney’s Offices in the Eastern District of Pennsylvania, the Middle District of Florida, the Eastern District of Oklahoma, the Middle District of Tennessee, the Western District of North Carolina, the District of South Carolina and the Middle District of Georgia, are currently investigating Health Management and certain of its subsidiaries (HHS-OIG and the DOJ are collectively referred to as “Government Representatives”). We believe that such investigations relate to the Anti-Kickback Statute, the Stark law and the False Claims Act and are focused on: (i) physician referrals, including financial arrangements with our whole-hospital physician joint ventures; (ii) the medical necessity of emergency room tests and patient admissions, including whether Pro-Med software has led to any medically unnecessary tests or admissions; and (iii) the medical necessity of certain surgical procedures. We further believe that the investigations may have originated as a result of qui tam lawsuits filed on behalf of the United States. In connection with the investigations, HHS-OIG served subpoenas, which apply system-wide, on Health Management on May 16, 2011 and July 21, 2011 requesting records. Additionally, Government Representatives have interviewed both our current and former employees. We are conducting internal investigations and have met with Government Representatives on numerous occasions to respond to their inquiries. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

On February 22, 2012 and February 24, 2012, HHS-OIG served subpoenas on certain Health Management hospitals relating to those hospitals’ relationships with Allegiance Health Management, Inc. (“Allegiance”). Allegiance, which is unrelated to Health Management, is a post acute health care management company that provides intensive outpatient psychiatric (“IOP”) services to patients. The Health Management hospitals that were served subpoenas were: (i) Central Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the Health Management hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the Health Management hospitals; (iv) documents relating to employees, physicians and therapists who were involved in the provision of IOP services provided by Allegiance at the Health Management hospitals; and (v) other documents related to Allegiance including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. We believe that HHS-OIG has served similar subpoenas on other non-Health Management hospitals that had contracts with Allegiance. We intend to cooperate with the investigations. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

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

Class Action Lawsuits. On or about January 25, 2012, Health Management, certain of its executive officers and one of its directors were named as defendants in an action entitled Milen Sapssov v. Health Management Associates, Inc. et al., which was filed in the U.S. District Court for the Middle District of Florida. This action purports to be brought on behalf of stockholders who purchased our common stock during the period from July 27, 2009 through January 9, 2012. The plaintiff alleges, among other things, that Health Management and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making allegedly false and misleading statements in certain public disclosures regarding our business and financial results. The plaintiff further alleges that our financial performance was based, in part, on improper billing practices. The plaintiff seeks unspecified damages. A substantially similar purported class action lawsuit, entitled Norfolk County Retirement System v. Health Management Associates, Inc. et al., was filed against the same defendants on or about February 2, 2012 in the U.S. District Court for the Middle District of Florida. On April 30, 2012, the two class action lawsuits were consolidated in the same court under the caption In Re: Health Management Associates, Inc. et al. (Case No. 2:12-cv-00046-JES-DNF) and three pension fund plaintiffs were appointed as lead plaintiffs. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for our stock-based compensation awards that vested during the three months ended March 31, 2012.

Month Ended	Total Number of Shares Purchased	Average Price Per Share

January 31, 2012	157,320	$7.37
February 29, 2012	110,139	7.00
March 31, 2012	693,423	7.15

Total	960,882

Item 6.     Exhibits.

See Index to Exhibits on page 34 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: May 2, 2012	By:	/s/ Gary S. Bryant
Gary S. Bryant
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

* 10.1

Agreement and Release, dated as of January 19, 2012, between Hospital Management Services of Florida, Inc. and Timothy R. Parry, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 17, 2012, is incorporated herein by reference.

* 10.2

Certain executive officer compensation information, including stock-based compensation under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 21, 2012, is incorporated herein by reference.

* 10.3

Form of Restricted Stock Award and Cash Performance Award for the year ending December 31, 2012 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan.

* 10.4

Form of Deferred Stock Award granted to Joseph C. Meek for the year ending December 31, 2012 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan.

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