Form 10-Q
period 2012-06-30
HEALTH MANAGEMENT ASSOCIATES INC
filed 2012-08-01
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of July 27, 2012, there were 256,355,016 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue before the provision for doubtful accounts	$1,686,541	$1,395,353	$3,373,059	$2,822,182
Provision for doubtful accounts	(214,563)	(170,787)	(415,824)	(342,856)

Net revenue	1,471,978	1,224,566	2,957,235	2,479,326

Salaries and benefits	645,933	546,198	1,305,017	1,115,236
Supplies	226,154	185,789	460,597	380,255
Rent expense	43,839	36,774	88,864	72,621
Other operating expenses	325,635	252,037	637,415	494,975
Medicare and Medicaid HCIT incentive payments	(2,871)	-	(7,461)	-
Depreciation and amortization	85,712	64,201	164,106	128,829
Interest expense	75,166	51,033	163,929	102,070
Other	(1,022)	(139)	618	(333)

	1,398,546	1,135,893	2,813,085	2,293,653

Income from continuing operations before income taxes	73,432	88,673	144,150	185,673
Provision for income taxes	(25,291)	(31,757)	(50,018)	(66,791)

Income from continuing operations	48,141	56,916	94,132	118,882
Loss from discontinued operations, including gains/losses on disposals, net of income taxes	(3,021)	(1,583)	(4,416)	(1,437)

Consolidated net income	45,120	55,333	89,716	117,445
Net income attributable to noncontrolling interests	(8,166)	(6,722)	(15,072)	(13,310)

Net income attributable to Health Management Associates, Inc.	$36,954	$48,611	$74,644	$104,135

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic and diluted
Continuing operations	$0.16	$0.20	$0.31	$0.42
Discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)

Net income	$0.14	$0.19	$0.29	$0.41

Weighted average number of shares outstanding:
Basic	254,496	251,765	253,906	250,898

Diluted	256,030	255,235	255,864	254,478

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Consolidated net income	$45,120	$55,333	$89,716	$117,445
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Changes in fair value	-	(3,790)	-	20,230
Reclassification adjustments for amortization of expense into net income	20,080	-	40,533	-

Net activity attributable to the interest rate swap contract	20,080	(3,790)	40,533	20,230

Available-for-sale securities
Unrealized gains (losses), net	(535)	504	4,584	1,172
Adjustments for net (gains) losses reclassified into net income	(161)	(202)	103	(41)

Net activity attributable to available-for-sale securities	(696)	302	4,687	1,131

Other comprehensive income (loss) before income taxes	19,384	(3,488)	45,220	21,361
Income tax (expense) benefit related to items of other comprehensive income (loss)	(7,553)	3,457	(17,377)	(5,066)

Other comprehensive income (loss), net	11,831	(31)	27,843	16,295

Total consolidated comprehensive income	56,951	55,302	117,559	133,740
Total comprehensive income attributable to noncontrolling interests	(8,166)	(6,722)	(15,072)	(13,310)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$48,785	$48,580	$102,487	$120,430

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$36,300	$64,143
Available-for-sale securities	120,016	122,277
Accounts receivable, less allowances for doubtful accounts of $621,649 and $578,972 at June 30, 2012 and December 31, 2011, respectively	924,027	903,517
Supplies, prepaid expenses and other assets	219,626	215,595
Prepaid and recoverable income taxes	14,341	61,756
Restricted funds	24,967	28,289
Assets of discontinued operations	9,619	14,561

Total current assets	1,348,896	1,410,138

Property, plant and equipment	5,308,649	5,086,496
Accumulated depreciation and amortization	(1,930,954)	(1,823,324)

Net property, plant and equipment	3,377,695	3,263,172

Restricted funds	104,497	96,244
Goodwill	1,019,340	999,380
Deferred charges and other assets	325,179	235,255

Total assets	$6,175,607	$6,004,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,186	$198,120
Accrued expenses and other liabilities	553,397	469,729
Deferred income taxes	20,766	50,466
Current maturities of long-term debt and capital lease obligations	92,522	85,509

Total current liabilities	847,871	803,824

Deferred income taxes	259,064	234,080
Long-term debt and capital lease obligations, less current maturities	3,483,444	3,489,489
Other long-term liabilities	478,240	491,037

Total liabilities	5,068,619	5,018,430

Redeemable equity securities	197,752	200,643

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	-	-
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 256,342 shares and 254,156 shares issued at June 30, 2012 and December 31, 2011, respectively	2,563	2,542
Accumulated other comprehensive income (loss), net of income taxes	(67,597)	(95,440)
Additional paid-in capital	163,037	156,859
Retained earnings	779,824	705,180

Total Health Management Associates, Inc. stockholders’ equity	877,827	769,141
Noncontrolling interests	31,409	15,975

Total stockholders’ equity	909,236	785,116

Total liabilities and stockholders’ equity	$6,175,607	$6,004,189

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2012 and 2011

(in thousands)

(unaudited)

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Noncontrolling	Total Stockholders’
	Shares	Par Value	Income (Loss), Net	Capital	Earnings	Interests	Equity

Balances at January 1, 2012	254,156	$2,542	$(95,440)	$156,859	$705,180	$15,975	$785,116
Net income	-	-	-	-	74,644	15,072	89,716
Unrealized gains on available-for-sale securities and reclassifications into net income, net	-	-	3,045	-	-	-	3,045
Change in fair value of interest rate swap contract and amortization of expense into net income, net	-	-	24,798	-	-	-	24,798
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	2,186	21	-	(7,001)	-	-	(6,980)
Stock-based compensation expense	-	-	-	13,204	-	-	13,204
Distributions to noncontrolling shareholders	-	-	-	-	-	(18,503)	(18,503)
Investment by a noncontrolling shareholder	-	-	-	-	-	1,805	1,805
Purchases of subsidiary shares from noncontrolling shareholders	-	-	-	(25)	-	(76)	(101)
Noncontrolling shareholder interests in acquired businesses	-	-	-	-	-	17,136	17,136

Balances at June 30, 2012	256,342	$2,563	$(67,597)	$163,037	$779,824	$31,409	$909,236

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Noncontrolling	Total Stockholders’
	Shares	Par Value	Income (Loss), Net	Capital	Earnings	Interests	Equity

Balances at January 1, 2011	250,880	$2,509	$(131,124)	$123,040	$526,470	$12,591	$533,486
Net income	-	-	-	-	104,135	13,310	117,445
Unrealized gains on available-for-sale securities and reclassifications into net income, net	-	-	734	-	-	-	734
Change in fair value of interest rate swap contract and amortization of expense into net income, net	-	-	15,561	-	-	-	15,561
Exercises of stock options and related tax matters	1,566	16	-	16,202	-	-	16,218
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	1,649	16	-	(7,369)	-	-	(7,353)
Stock-based compensation expense	-	-	-	12,945	-	-	12,945
Distributions to noncontrolling shareholders	-	-	-	-	-	(16,028)	(16,028)

Balances at June 30, 2011	254,095	$2,541	$(114,829)	$144,818	$630,605	$9,873	$673,008

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Consolidated net income	$89,716	$117,445
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	169,612	132,162
Amortization related to interest rate swap contract	40,533	-
Fair value adjustment related to interest rate swap contract	18,448	-
Provision for doubtful accounts	415,824	342,856
Stock-based compensation expense	13,204	12,945
Losses on sales of assets, net	2,191	794
Gains on sales of available-for-sale securities, net	(583)	(7)
Deferred income tax expense (benefit)	(22,092)	13,615
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(446,976)	(355,170)
Supplies, prepaid expenses and other current assets	(2,673)	(6,722)
Prepaid and recoverable income taxes	53,931	10,448
Deferred charges and other long-term assets	18	(3,333)
Accounts payable	(17,258)	(6,488)
Accrued expenses and other liabilities	(25,903)	14,434
Equity compensation excess income tax benefits	(1,407)	(2,919)
Loss from discontinued operations, net	4,416	1,437

Net cash provided by continuing operating activities	291,001	271,497

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	(66,673)	(42,891)
Additions to property, plant and equipment	(194,175)	(133,034)
Proceeds from sales of assets and insurance recoveries	1,367	1,329
Proceeds from sale of discontinued operations	1,392	-
Purchases of available-for-sale securities	(901,735)	(687,218)
Proceeds from sales of available-for-sale securities	906,117	604,219
Increase in restricted funds, net	(1,783)	(11,559)

Net cash used in continuing investing activities	(255,490)	(269,154)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	17,000	-
Principal payments on debt and capital lease obligations	(61,072)	(19,741)
Proceeds from exercises of stock options	-	14,067
Cash received from noncontrolling shareholders	3,591	-
Cash payments to noncontrolling shareholders	(23,281)	(16,285)
Equity compensation excess income tax benefits	1,407	2,919

Net cash used in continuing financing activities	(62,355)	(19,040)

Net decrease in cash and cash equivalents before discontinued operations	(26,844)	(16,697)
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	(864)	5,248
Investing activities	(135)	(56)

Net decrease in cash and cash equivalents	(27,843)	(11,505)
Cash and cash equivalents at the beginning of the period	64,143	101,812

Cash and cash equivalents at the end of the period	$36,300	$90,307

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

1.	Business and Basis of Presentation

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) provides health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of June 30, 2012, we operated 70 hospitals in fifteen states with a total of 10,527 licensed beds, including twenty-two hospitals located in Florida, ten hospitals in Mississippi and nine hospitals in Tennessee.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 7.

The condensed consolidated balance sheet as of December 31, 2011 is unaudited; however, it was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (referred to herein as our “2011 Form 10-K”). The interim condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. Our results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and changes in the economy and the health care regulatory environment, including the possible effects of the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and the Budget Control Act of 2011.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Based on the SEC’s guidance, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2011 Form 10-K. Additionally, see Note 2 for information regarding new accounting guidance that we adopted during the six months ended June 30, 2012.

Our preparation of interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in those financial statements and the accompanying notes. Actual results could differ from those estimates.

The presentation of our consolidated statements of income in the prior year has been modified to conform to the current year presentation and the new accounting guidance that is discussed at Note 2.

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

Net Revenue.  We record gross patient service charges on the accrual basis in the period that the services are rendered. Net revenue before the provision for doubtful accounts represents gross patient service charges less provisions for contractual adjustments. Payments for services rendered to patients covered by Medicare, Medicaid and other government programs are generally less than billed charges and, therefore, provisions for contractual adjustments are made to reduce gross patient service charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Estimates of contractual allowances for services rendered to patients covered by commercial insurance, including managed care health plans, are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates. Revenue and receivables from government programs are significant to our operations; however, we do not believe that there are substantive credit risks associated with such programs. There are no other concentrations of revenue or accounts receivable with any individual payor that subject us to significant credit or other risks. Historically, government payors, managed care health plans and other commercial payors have not significantly affected our provision for doubtful accounts.

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

Net revenue before the provision for doubtful accounts, by major payor source, is summarized in the table below (dollars in thousands).

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012

Medicare	$494,507	29.3%	$965,918	28.6%
Medicaid	119,657	7.1	276,385	8.2
Commercial insurance	821,888	48.7	1,645,482	48.8
Self-pay	188,050	11.2	351,611	10.4
Other	62,439	3.7	133,663	4.0

	$1,686,541	100.0%	$3,373,059	100.0%

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

Cost of Revenue. The presentation of costs and expenses in our consolidated statements of income does not differentiate between costs of revenue and other costs because substantially all such costs and expenses relate to providing health care services. Furthermore, we believe that the natural classification of expenses is the most meaningful presentation of our operations. Amounts that could be classified as general and administrative expenses include the costs of our home office, which were approximately $54.6 million and $37.8 million during the three months ended June 30, 2012 and 2011, respectively. The corresponding amounts for the six months ended June 30, 2012 and 2011 were $111.4 million and $76.5 million, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Long-Term Debt and Capital Lease Obligations

The following discussion of our long-term debt and capital lease obligations should be read in conjunction with Notes 2 and 3 to the audited consolidated financial statements included in our 2011 Form 10-K. The table below summarizes our long-term debt and capital lease obligations by major component (in thousands).

	June 30, 2012	December 31, 2011

Bank borrowings:
Revolving credit facilities	$-	$-
Term Loan A (as defined below)	697,812	725,000
Term Loan B (as defined below), net of discounts	1,380,291	1,386,258
7.375% Senior Notes due 2020	875,000	875,000
6.125% Senior Notes due 2016, net of discounts	398,601	398,416
3.75% Convertible Senior Subordinated Notes due 2028, net of discounts	83,543	81,648
Capital lease obligations and other long-term debt	140,719	108,676

Long-term debt and capital lease obligations	3,575,966	3,574,998
Less current maturities	(92,522)	(85,509)

Long-term debt and capital lease obligations, less current maturities	$3,483,444	$3,489,489

Bank Borrowings.  On November 18, 2011, we completed a restructuring of our long-term debt, which included, among other things, new variable rate senior secured credit facilities with a syndicate of banks (collectively, the “Credit Facilities”). The Credit Facilities consist of: (i) a $500.0 million five-year revolving credit facility (the “Revolving Credit Agreement”); (ii) a $725.0 million five-year term loan (the “Term Loan A”); and (iii) a $1.4 billion seven-year term loan (the “Term Loan B”). We used the net proceeds from the term loans under the Credit Facilities, together with the net proceeds from the sale of our 7.375% Senior Notes due 2020, to repay all amounts outstanding under certain predecessor credit facilities.

We can elect whether interest on borrowings under the Credit Facilities is determined using LIBOR or the Base Rate (as defined in the loan agreement). The effective interest rate on such borrowings, which fluctuates with market changes, includes a spread above the rate that we select. The effective interest rate for the Term Loan B is subject to a floor of 1.0% and 2.0% (before consideration of the interest rate spread) when using LIBOR and the Base Rate, respectively. The amount of the interest rate spread is predicated on, among other things, our Consolidated Leverage Ratio (as defined in the loan agreement). We can elect differing interest rates for each of the debt instruments under the Credit Facilities. Interest is payable in arrears at the end of a calendar quarter or on the date that the selected interest duration period ends. At June 30, 2012, the effective interest rates on the Term Loan A and the Term Loan B were 3.2% and 4.5%, respectively. Those rates remained unchanged as of July 27, 2012.

The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the six months ended June 30, 2012, we borrowed and repaid $17.0 million under the Revolving Credit Agreement. The proceeds from such borrowing were used for acquisition working capital. There were no borrowings under our predecessor revolving credit facility during the six months ended June 30, 2011. As of July 27, 2012, standby letters of credit in favor of third parties of approximately $50.5 million reduced the amount available for borrowing under the Revolving Credit Agreement to $449.5 million on such date. Although there were no amounts outstanding on either date, the effective interest rate on the variable rate Revolving Credit Agreement was approximately 3.2% on both June 30, 2012 and July 27, 2012.

Other.  Cash paid for interest on our long-term debt and capital lease obligations during the six months ended June 30, 2012 and 2011, including amounts that have been capitalized, was approximately $114.3 million and $98.7 million, respectively. Including acquisition transactions, we entered into capital leases and other similar arrangements for real property and equipment aggregating $41.2 million and $19.2 million during the six months ended June 30, 2012 and 2011, respectively.

See Note 5 for information regarding the estimated fair values of our long-term debt instruments. Additionally, see Note 11 for summarized financial information in respect of our wholly owned subsidiaries that provide joint and severable guarantees of payment for certain of our long-term debt obligations.

At June 30, 2012, we were in compliance with all of the covenants contained in our debt agreements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Numerators:
Income from continuing operations	$48,141	$56,916	$94,132	$118,882
Income attributable to noncontrolling interests	(8,166)	(6,722)	(15,072)	(13,310)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	39,975	50,194	79,060	105,572

Loss from discontinued operations attributable to Health Management Associates, Inc. common stockholders	(3,021)	(1,583)	(4,416)	(1,437)

Net income attributable to Health Management Associates, Inc. common stockholders	$36,954	$48,611	$74,644	$104,135

Denominators:
Denominator for basic earnings (loss) per share-weighted average number of outstanding common shares	254,496	251,765	253,906	250,898
Dilutive securities: stock-based compensation arrangements	1,534	3,470	1,958	3,580

Denominator for diluted earnings (loss) per share	256,030	255,235	255,864	254,478

Earnings (loss) per share:
Basic
Continuing operations	$0.16	$0.20	$0.31	$0.42
Discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)

Net income	$0.14	$0.19	$0.29	$0.41

Diluted
Continuing operations	$0.16	$0.20	$0.31	$0.42
Discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)

Net income	$0.14	$0.19	$0.29	$0.41

Securities excluded from diluted earnings (loss) per share because they were antidilutive or performance conditions were not met:
Stock options	3,930	2,574	4,258	3,373

Deferred stock and restricted stock	3,682	944	2,325	716

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

We recognize transfers between levels within the fair value hierarchy on the date of the change in circumstances that requires such transfer. The table below summarizes the estimated fair values of certain of our financial assets (liabilities) as of June 30, 2012 (in thousands).

	Level 1	Level 2	Level 3	Totals
Available-for-sale securities, including those in restricted funds	$216,013	$33,467	$-	$249,480

Interest rate swap contract	$-	$(132,147)	$-	$(132,147)

The estimated fair values of our Level 1 available-for-sale securities were primarily determined by reference to quoted market prices. Our Level 2 available-for-sale securities primarily consist of: (i) bonds and notes issued by (a) the United States government and its agencies and (b) domestic and foreign corporations; and (ii) preferred securities issued by domestic and foreign corporations. The estimated fair values of these securities are determined using various valuation techniques, including a multi-dimensional relational model that incorporates standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

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

	June 30, 2012	December 31, 2011

Accrued expenses and other liabilities	$87,089	$86,975
Other long-term liabilities	45,058	75,332

Totals	$132,147	$162,307

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

	June 30, 2012	December 31, 2011
Level 1:
6.125% Senior Notes due 2016	$427,000	$416,000
7.375% Senior Notes due 2020	936,250	910,000
3.75% Convertible Senior Subordinated Notes due 2028	93,808	94,391
Level 2:
Term Loan A	688,218	708,688
Term Loan B	1,385,164	1,393,000

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of June 30, 2012:
Debt securities and debt-based mutual funds
Government	$116,785	$1,505	$(104)	$118,186
Corporate	76,754	2,608	(146)	79,216
Equity securities and equity-based mutual funds
Domestic	29,734	3,694	(468)	32,960
International	18,709	574	(1,230)	18,053
Commodity-based fund	1,533	-	(468)	1,065

Totals	$243,515	$8,381	$(2,416)	$249,480

As of December 31, 2011:
Debt securities and debt-based mutual funds
Government	$125,338	$1,164	$(25)	$126,477
Corporate	76,995	356	(708)	76,643
Equity securities and equity-based mutual funds
Domestic	26,220	2,354	(431)	28,143
International	15,446	304	(1,288)	14,462
Commodity-based fund	1,533	-	(448)	1,085

Totals	$245,532	$4,178	$(2,900)	$246,810

As of June 30, 2012 and December 31, 2011, investments with aggregate estimated fair values of approximately $46.2 million (276 investments) and $67.0 million (294 investments), respectively, generated the gross unrealized losses disclosed in the above table. We concluded that other-than-temporary impairment charges were not necessary at either of the balance sheet dates because of, among other things, recent declines in the value of the affected securities and/or our brief holding period (i.e., most of such securities have been held for less than one year), as well as our ability to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value. We will continue to monitor and evaluate the recoverability of our available-for-sale securities.

As of June 30, 2012, the contractual maturities of debt securities held by us, excluding debt-based mutual fund holdings, are set forth in the table below. Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Values
	(in thousands)
Within 1 year	$-	$-
After 1 year and through year 5	7,898	8,028
After 5 years and through year 10	7,846	8,051
After 10 years	12,003	12,374

The weighted average cost method is used to calculate the historical cost basis of securities that are sold. Gross realized gains and losses on sales of available-for-sale securities and other investment income, which includes interest and dividends, are summarized in the table below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Realized gains	$590	$325	$1,465	$325
Realized losses	(324)	(115)	(882)	(318)
Investment income	1,698	1,416	3,120	2,677

Restricted Funds.  Our restricted funds, which consisted solely of available-for-sale securities at both June 30, 2012 and December 31, 2011, are held by a wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands. The assets of such subsidiary are effectively limited to use in its proprietary operations.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

Supplemental information regarding the available-for-sale securities that are included in restricted funds is set forth in the table below (in thousands).

	Six Months Ended June 30,
	2012	2011

Proceeds from sales	$17,817	$1,817
Purchases	19,977	1,979

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

2012 Acquisitions.  Effective April 1, 2012, one of our subsidiaries acquired from a subsidiary of INTEGRIS Health, Inc. (“Integris”) an 80% interest in each of the following Oklahoma-based general acute care hospitals and certain related health care operations: (i) 53-bed Blackwell Regional Hospital in Blackwell; (ii) 56-bed Clinton Regional Hospital in Clinton; (iii) 25-bed Marshall County Medical Center in Madill; (iv) 52-bed Mayes County Medical Center in Pryor; and (v) 32-bed Seminole Medical Center in Seminole. A subsidiary of Integris retained a 20% interest in each of these entities. The total purchase price for our 80% interests in these five Oklahoma-based hospitals was approximately $61.9 million in cash. During the six months ended June 30, 2012, certain of our subsidiaries also acquired four ancillary health care businesses for aggregate cash consideration of $4.8 million.

2011 Acquisitions.  Effective May 1, 2011, one of our subsidiaries acquired a 95% equity interest in a company that owns and operates Tri-Lakes Medical Center, a 112-bed general acute care hospital in Batesville, Mississippi, and certain related health care operations. The total purchase price for our 95% equity interest was approximately $38.8 million in cash. During the six months ended June 30, 2011, certain of our subsidiaries also acquired three ancillary health care businesses for aggregate cash consideration of $4.1 million. Additionally, see below for discussion of a material acquisition that one of our subsidiaries completed on September 30, 2011.

Other.  Our acquisitions are accounted for using the purchase method of accounting. We use estimated exit price fair values as of the date of acquisition to (i) allocate the related purchase price to the assets acquired and liabilities assumed and (ii) record noncontrolling interests. We use a variety of techniques to estimate exit price fair values, including, but not limited to, valuation methodologies that derive fair values using a market approach based on comparable transactions and an approach based on depreciated replacement cost. We recorded incremental goodwill during each of the six months ended June 30, 2012 and 2011 because the final negotiated purchase price in certain of our completed acquisitions exceeded the fair value of the net tangible and intangible assets acquired. Most of the goodwill that was added during those periods is expected to be tax deductible.

The table below summarizes the purchase price allocations for the acquisitions that we completed during the six months ended June 30, 2012 and 2011; however, in some cases, such purchase price allocations are preliminary and remain subject to future refinement as we gather supplemental information.

	Six Months Ended June 30,
	2012	2011
	(in thousands)

Assets acquired:
Current and other assets	$1,811	$4,201
Property, plant and equipment	12,171	42,488
Intangible assets (primarily contractual rights to operate hospitals)	48,775	-
Goodwill	21,587	2,162

Total assets acquired	84,344	48,851

Liabilities assumed:
Current liabilities	(501)	(3,702)
Capital lease obligations	(34)	(212)

Total liabilities assumed	(535)	(3,914)

Net assets acquired	$83,809	$44,937

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Acquisitions, Joint Ventures and Other Activity (continued)

Acquisition-related costs have been included in other operating expenses in the consolidated statements of income. However, such costs for both the six months ended June 30, 2012 and 2011 were not material. Amounts paid for acquisition-related costs are included in net cash provided by continuing operating activities in the condensed consolidated statements of cash flows.

The operating results of entities that are acquired by our subsidiaries are included in our consolidated financial statements from the date of acquisition. If an acquired entity was subsequently sold, closed or is being held for sale, its operations are included in discontinued operations, which are discussed at Note 7.

On September 30, 2011, one of our subsidiaries acquired from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc. (“Mercy”) substantially all of the assets of Mercy’s seven general acute care hospitals in east Tennessee. Our subsidiary also acquired (i) substantially all of Mercy’s ancillary health care operations that are affiliated with the seven Tennessee-based hospitals and (ii) Mercy’s former Riverside hospital campus. This acquisition is more fully described at Note 4 to the audited consolidated financial statements included in our 2011 Form 10-K. Our network of east Tennessee hospitals and other ancillary health care businesses is now collectively referred to as Tennova Healthcare. The table below sets forth certain combined pro forma financial information for the three and six months ended June 30, 2011 as if the Mercy acquisition, which we deem to be material, had closed on January 1, 2010 (in thousands, except per share data).

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Net revenue before the provision for doubtful accounts	$1,558,676	$3,148,828
Consolidated net income	55,564	117,855
Net income attributable to Health Management Associates, Inc.	48,842	104,545
Earnings per share attributable to Health Management Associates, Inc. common stockholders:
Basic	$0.19	$0.42
Diluted	0.19	0.41

There were no pro forma adjustments included in the above table to reflect potential cost reductions or operating efficiencies. Accordingly, the combined pro forma financial information is for comparative purposes only and is not necessarily indicative of the results that we would have experienced if the Mercy acquisition had actually occurred on January 1, 2010 or that may occur in the future. The table below provides certain summarized 2012 financial information in respect of Tennova Healthcare’s operations (in thousands).

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net revenue before the provision for doubtful accounts:
Continuing operations	$164,874	$327,750
Discontinued operations	3,005	7,346
Income (loss) from operations before income taxes:
Continuing operations	18,195	34,448
Discontinued operations	(3,802)	(5,757)

Joint Ventures and Redeemable Equity Securities.  As of June 30, 2012, we had established joint ventures to own/lease and operate 32 of our hospitals. Local physicians and/or other health care entities own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage the related hospital’s day-to-day operations.

When completing a joint venture transaction, our subsidiary that is a party to the joint venture customarily issues equity securities that provide the noncontrolling shareholders with certain rights to require our subsidiary to redeem such securities. Redeemable equity securities with redemption features that are not solely within our control are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. If it is unlikely that a redeemable equity security will ever require redemption (e.g., we do not expect that a triggering contingency will occur, etc.), then subsequent adjustments to the initially recorded amount will only be recognized in the period that a redemption becomes probable.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Acquisitions, Joint Ventures and Other Activity (continued)

As recorded in the condensed consolidated balance sheets, redeemable equity securities represent the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings or the initial unadjusted estimated fair values of contingent rights held by certain noncontrolling shareholders. As of June 30, 2012 and through July 27, 2012, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of our redeemable equity securities is summarized in the table below (in thousands).

	Six Months Ended June 30,
	2012	2011

Balances at the beginning of the period	$200,643	$201,487
Noncontrolling shareholder interests in an acquired business	-	2,046
Investments by noncontrolling shareholders and related other	1,786	158
Purchases of subsidiary shares from noncontrolling shareholders	(4,677)	(257)

Balances at the end of the period	$197,752	$203,434

7.	Discontinued Operations

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

The Woman’s Center at Dallas Regional Medical Center (the “Woman’s Center”) was closed on June 1, 2008. On May 21, 2012, the remaining real property at the Woman’s Center was sold for cash consideration of approximately $1.4 million, less selling and other related costs. The resulting loss of $1.1 million has been included in our discontinued operations during the three and six months ended June 30, 2012. We closed Gulf Coast Medical Center (“GCMC”) on January 1, 2008. On July 18, 2011, the remaining real property at GCMC was sold for cash consideration of $3.4 million, less selling and other related costs. During May 2011, one of our subsidiaries entered into a lease termination agreement for Fishermen’s Hospital that became effective on July 1, 2011. As part of the agreement, the hospital’s remaining equipment, as well as certain working capital items, were sold to our former lessor for $1.5 million in cash. The Fishermen’s Hospital lease termination resulted in a goodwill impairment charge of $3.6 million during the three and six months ended June 30, 2011.

One of our subsidiaries acquired St. Mary’s Medical Center of Scott County (“SMMC”) and the idle Riverside hospital campus (“Riverside”) from Mercy on September 30, 2011 (see Note 6 for a discussion of the Mercy acquisition). SMMC was a leased facility with a lease agreement that expired on May 24, 2012. On such date, the SMMC facility was returned to the lessor. Mercy had closed the hospital at the Riverside location prior to our acquisition. Although we are currently evaluating various disposal alternatives, the timing of a divestiture of the Riverside hospital facility has not yet been determined.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Discontinued Operations (continued)

The table below sets forth the underlying details of our discontinued operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue before the provision for doubtful accounts	$2,982	$6,886	$7,316	$13,603
Provision for doubtful accounts	(1,590)	(1,343)	(2,139)	(2,741)

Net revenue	1,392	5,543	5,177	10,862

Salaries and benefits	2,221	2,226	4,395	4,535
Depreciation and amortization	615	438	1,988	1,182
Other operating expenses	2,386	1,850	4,902	3,563
Losses on sales of assets	1,102	-	1,102	315
Goodwill impairment charge	-	3,614	-	3,614

	6,324	8,128	12,387	13,209

Loss before income taxes	(4,932)	(2,585)	(7,210)	(2,347)
Income tax benefit	1,911	1,002	2,794	910

Loss from discontinued operations	$(3,021)	$(1,583)	$(4,416)	$(1,437)

The table below summarizes the principal components of our assets of discontinued operations (in thousands).

	June 30, 2012	December 31, 2011

Supplies, prepaid expenses and other assets	$-	$569
Property, plant and equipment, net, and other	9,619	13,992

Total assets of discontinued operations	$9,619	$14,561

8.	Accumulated Other Comprehensive Income (Loss)

GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. Rollforwards of our accumulated other comprehensive income (loss) are presented in the tables below (in thousands).

	Unrealized Gains (Losses) on Available-for-Sale Securities	Interest Rate Swap Contract	Totals

Balances at January 1, 2012, net of income taxes of $60,635	$831	$(96,271)	$(95,440)
Unrealized gains on available-for-sale securities, net of income taxes of $1,606	2,978	-	2,978
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $36	67	-	67
Reclassification adjustments for amortization of expense into net income, net of income taxes of $15,735	-	24,798	24,798

Balances at June 30, 2012, net of income taxes of $43,258	$3,876	$(71,473)	$(67,597)

Balances at January 1, 2011, net of income taxes of $81,933	$1,572	$(132,696)	$(131,124)
Unrealized gains on available-for-sale securities, net of income taxes of $411	761	-	761
Adjustments for net (gains) losses reclassified into net income net of income taxes of $14	(27)	-	(27)
Change in fair value of interest rate swap contract, net of income taxes of $4,669	-	15,561	15,561

Balances at June 30, 2011, net of income taxes of $76,867	$2,306	$(117,135)	$(114,829)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Accumulated Other Comprehensive Income (Loss) (continued)

Prior to our debt restructuring on November 18, 2011, which is discussed at Note 2(a) to the audited consolidated financial statements included in our 2011 Form 10-K, our interest rate swap contract had been a perfectly effective cash flow hedge instrument that was used to manage the risk of variable interest rate fluctuation on certain long-term debt. Changes in the estimated fair value of our interest rate swap contract were previously recognized as a component of other comprehensive income (loss). Because of our debt restructuring, the interest rate swap contract, which expires in February 2014, is no longer an effective cash flow hedge instrument. Therefore, changes in its estimated fair value subsequent to our debt restructuring are no longer included in other comprehensive income (loss) but are recognized in our consolidated statements of income as interest expense. Future amortization of the accumulated other comprehensive loss attributable to our interest rate swap contract is expected to approximate $74.7 million during the twelve months ending June 30, 2013.

9.	Income Taxes

Our effective income tax rates were approximately 34.7% and 36.0% during the six months ended June 30, 2012 and 2011, respectively, and 34.4% and 35.8% during the three months ended June 30, 2012 and 2011, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 410 basis points and 280 basis points during the six months ended June 30, 2012 and 2011, respectively. The corresponding impact was 430 basis points and 290 basis points during the three months ended June 30, 2012 and 2011, respectively.

Our net federal and state income tax payments during the six months ended June 30, 2012 and 2011 approximated $17.2 million and $42.7 million, respectively.

10.	Commitments and Contingencies

Physician and Physician Group Guarantees.  We are committed to providing financial assistance to physicians and physician groups practicing in the communities that our hospitals serve through certain recruiting arrangements and professional services agreements. At June 30, 2012, we were committed to guarantees of approximately $191.9 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the related contractual measurement period, which generally approximates one to two years. We believe that the recorded liabilities for physician and physician group guarantees of $86.9 million and $30.2 million at June 30, 2012 and December 31, 2011, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

Ascension Health Lawsuit.  On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Note 10) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U.S. District Court for the Southern District of Georgia, Augusta Division (Case No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied. On June 15, 2011, the case was stayed pending resolution of the appellate process. On July 8, 2011, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit (Case No. 11-13069). Oral argument was held on May 22, 2012; however, the appellate court has not yet ruled on the plaintiffs’ appeal.

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe Health Management breached a confidentiality agreement. Accordingly, we intend to vigorously defend Health Management against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

Medicare/Medicaid Billing Lawsuit.  On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On September 27, 2010, the defendants moved to dismiss the first amended complaint for failure to state a claim with the particularity

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Commitments and Contingencies (continued)

required and failure to state a claim upon which relief can be granted. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint on the same bases set forth in their earlier motion to dismiss. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which is similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

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

The U.S. Department of Health and Human Services, Office of Inspector General (“HHS-OIG”) and the DOJ, including the Civil Division and U.S. Attorney’s Offices in the Eastern District of Pennsylvania, the Middle District of Florida, the Eastern District of Oklahoma, the Middle District of Tennessee, the Western District of North Carolina, the District of South Carolina and the Middle District of Georgia, are currently investigating Health Management and certain of its subsidiaries (HHS-OIG and the DOJ are collectively referred to as “Government Representatives”). We believe that such investigations relate to the Anti-Kickback Statute, the Stark law and the False Claims Act and are focused on: (i) physician referrals, including financial arrangements with our whole-hospital physician joint ventures; (ii) the medical necessity of emergency room tests and patient admissions, including whether Pro-Med software has led to any medically unnecessary tests or admissions; and (iii) the medical necessity of certain surgical procedures. We further believe that the investigations may have originated as a result of qui tam lawsuits filed on behalf of the United States. In connection with the investigations, HHS-OIG has requested certain records through subpoenas, which apply system-wide, that were served on Health Management on May 16, 2011 and July 21, 2011. Additionally, Government Representatives have interviewed both our current and former employees. We are conducting internal investigations and have met with Government Representatives on numerous occasions to respond to their inquiries. We intend to cooperate with the Government Representatives during their investigations. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

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

Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the Health Management hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the Health Management hospitals; (iv) documents relating to employees, physicians and therapists who were involved in the provision of IOP services provided by Allegiance at the Health Management hospitals; and (v) other documents related to Allegiance, including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. We believe that HHS-OIG has served similar subpoenas on other non-Health Management hospitals that had contracts with Allegiance. We intend to cooperate with the investigations. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

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

Class Action Lawsuits.  On or about January 25, 2012, Health Management and certain of its executive officers, one of whom is a director, were named as defendants in an action entitled Milen Sapssov v. Health Management Associates, Inc. et al., which was filed in the U.S. District Court for the Middle District of Florida. This action purported to have been brought on behalf of stockholders who purchased our common stock during the period from July 27, 2009 through January 9, 2012 and alleged that Health Management made false and misleading statements in certain public disclosures regarding its business and financial results. A substantially similar purported class action lawsuit, entitled Norfolk County Retirement System v. Health Management Associates, Inc. et al., was filed against the same defendants on or about February 2, 2012 in the U.S. District Court for the Middle District of Florida. On April 30, 2012, the two class action lawsuits were consolidated in the same court under the caption In Re: Health Management Associates, Inc. et al. (Case No. 2:12-cv-00046-JES-DNF) and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the plaintiffs filed an amended consolidated complaint purportedly on behalf of the same class of stockholders as alleged in the prior complaints and asserting claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the plaintiffs claim that Health Management inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

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

11.  Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc. (referred to as the “Parent Issuer” for the remainder of this Note 11) is the primary obligor under the Credit Facilities, as well as our 7.375% Senior Notes due 2020 and our 6.125% Senior Notes due 2016. Certain of the Parent Issuer’s material domestic wholly owned subsidiaries (the “Guarantor Subsidiaries”) provide joint and several unconditional guarantees as to payment for borrowings under such long-term debt arrangements; however, other Parent Issuer subsidiaries (the “Non-Guarantor Subsidiaries”) have not been required to provide any such guarantees. See Note 2 to the audited consolidated financial statements included in our 2011 Form 10-K for information regarding our long-term debt arrangements. On the pages that follow are schedules presenting condensed consolidating financial statements as of June 30, 2012 and December 31, 2011, as well as the three and six months ended June 30, 2012 and 2011. However, this financial information may not necessarily be indicative of the results of operations, cash flows or financial position of the Parent Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries if they had operated as independent entities.

 HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2012

(in thousands)

	Parent	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$-	$853,992	$832,549	$-	$1,686,541
Provision for doubtful accounts	-	(113,217)	(101,346)	-	(214,563)

Net revenue	-	740,775	731,203	-	1,471,978

Salaries and benefits	-	275,858	370,075	-	645,933
Supplies	-	126,841	99,313	-	226,154
Rent expense	-	19,025	24,814	-	43,839
Other operating expenses	-	154,615	171,020	-	325,635
Medicare and Medicaid HCIT incentive payments	-	(191)	(2,680)	-	(2,871)
Equity in the earnings of consolidated subsidiaries	(82,251)	-	-	82,251	-
Depreciation and amortization	2,983	44,593	38,136	-	85,712
Interest expense	71,157	1,729	2,280	-	75,166
Other	(185)	(124)	(713)	-	(1,022)

	(8,296)	622,346	702,245	82,251	1,398,546

Income from continuing operations before income taxes	8,296	118,429	28,958	(82,251)	73,432
Income tax (expense) benefit	28,658	(45,869)	(8,080)	-	(25,291)

Income from continuing operations	36,954	72,560	20,878	(82,251)	48,141
Loss from discontinued operations, including gains/losses on disposals, net of income taxes	-	-	(3,021)	-	(3,021)

Consolidated net income	36,954	72,560	17,857	(82,251)	45,120
Net income attributable to noncontrolling interests	-	(60)	(8,106)	-	(8,166)

Net income attributable to Health Management Associates, Inc.	$36,954	$72,500	$9,751	$(82,251)	$36,954

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$36,954	$72,560	$17,857	$(82,251)	$45,120
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Reclassification adjustments for amortization of expense into net income	20,080	-	-	-	20,080
Available-for-sale securities
Unrealized gains (losses), net	67	-	(602)	-	(535)
Adjustments for net (gains) losses reclassified into net income	-	-	(161)	-	(161)

Other comprehensive income (loss) before income taxes	20,147	-	(763)	-	19,384
Income tax (expense) benefit related to items of other comprehensive income (loss)	(7,821)	-	268	-	(7,553)

Other comprehensive income (loss), net	12,326	-	(495)	-	11,831

Total consolidated comprehensive income	49,280	72,560	17,362	(82,251)	56,951
Total comprehensive income attributable to noncontrolling interests	-	(60)	(8,106)	-	(8,166)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$49,280	$72,500	$9,256	$(82,251)	$48,785

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$-	$805,638	$589,715	$-	$1,395,353
Provision for doubtful accounts	-	(94,276)	(76,511)	-	(170,787)

Net revenue	-	711,362	513,204	-	1,224,566

Salaries and benefits	-	277,915	268,283	-	546,198
Supplies	-	121,432	64,357	-	185,789
Rent expense	-	19,007	17,767	-	36,774
Other operating expenses	-	140,327	111,710	-	252,037
Equity in the earnings of consolidated subsidiaries	(79,404)	-	-	79,404	-
Depreciation and amortization	1,913	38,512	23,776	-	64,201
Interest expense	48,879	940	1,214	-	51,033
Other	(517)	859	(481)	-	(139)

	(29,129)	598,992	486,626	79,404	1,135,893

Income from continuing operations before income taxes	29,129	112,370	26,578	(79,404)	88,673
Income tax (expense) benefit	19,482	(43,503)	(7,736)	-	(31,757)

Income from continuing operations	48,611	68,867	18,842	(79,404)	56,916
Loss from discontinued operations, including gains/losses on disposals, net of income taxes	-	-	(1,583)	-	(1,583)

Consolidated net income	48,611	68,867	17,259	(79,404)	55,333
Net income attributable to noncontrolling interests	-	(108)	(6,614)	-	(6,722)

Net income attributable to Health Management Associates, Inc.	$48,611	$68,759	$10,645	$(79,404)	$48,611

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$48,611	$68,867	$17,259	$(79,404)	$55,333
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Changes in fair value	(3,790)	-	-	-	(3,790)
Available-for-sale securities
Unrealized gains (losses), net	(70)	-	574	-	504
Adjustments for net (gains) losses reclassified into net income	-	-	(202)	-	(202)

Other comprehensive income (loss) before income taxes	(3,860)	-	372	-	(3,488)
Income tax (expense) benefit related to items of other comprehensive income (loss)	3,588	-	(131)	-	3,457

Other comprehensive income (loss), net	(272)	-	241	-	(31)

Total consolidated comprehensive income	48,339	68,867	17,500	(79,404)	55,302
Total comprehensive income attributable to noncontrolling interests	-	(108)	(6,614)	-	(6,722)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$48,339	$68,759	$10,886	$(79,404)	$48,580

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$-	$1,733,182	$1,639,877	$-	$3,373,059
Provision for doubtful accounts	-	(225,301)	(190,523)	-	(415,824)

Net revenue	-	1,507,881	1,449,354	-	2,957,235

Salaries and benefits	-	565,909	739,108	-	1,305,017
Supplies	-	257,969	202,628	-	460,597
Rent expense	-	40,134	48,730	-	88,864
Other operating expenses	-	306,196	331,219	-	637,415
Medicare and Medicaid HCIT incentive payments	-	(2,313)	(5,148)	-	(7,461)
Equity in the earnings of consolidated subsidiaries	(173,696)	-	-	173,696	-
Depreciation and amortization	5,677	84,519	73,910	-	164,106
Interest expense	156,448	2,957	4,524	-	163,929
Other	(407)	(190)	1,215	-	618

	(11,978)	1,255,181	1,396,186	173,696	2,813,085

Income from continuing operations before income taxes	11,978	252,700	53,168	(173,696)	144,150
Income tax (expense) benefit	62,666	(97,858)	(14,826)	-	(50,018)

Income from continuing operations	74,644	154,842	38,342	(173,696)	94,132
Loss from discontinued operations, including gains/losses on disposals, net of income taxes	-	-	(4,416)	-	(4,416)

Consolidated net income	74,644	154,842	33,926	(173,696)	89,716
Net income attributable to noncontrolling interests	-	(165)	(14,907)	-	(15,072)

Net income attributable to Health Management Associates, Inc.	$74,644	$154,677	$19,019	$(173,696)	$74,644

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$74,644	$154,842	$33,926	$(173,696)	$89,716
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Reclassification adjustments for amortization of expense into net income	40,533	-	-	-	40,533
Available-for-sale securities
Unrealized gains (losses), net	67	-	4,517	-	4,584
Adjustments for net (gains) losses reclassified into net income	-	-	103	-	103

Other comprehensive income (loss) before income taxes	40,600	-	4,620	-	45,220
Income tax (expense) benefit related to items of other comprehensive income (loss)	(15,761)	-	(1,616)	-	(17,377)

Other comprehensive income (loss), net	24,839	-	3,004	-	27,843

Total consolidated comprehensive income	99,483	154,842	36,930	(173,696)	117,559
Total comprehensive income attributable to noncontrolling interests	-	(165)	(14,907)	-	(15,072)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$99,483	$154,677	$22,023	$(173,696)	$102,487

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$-	$1,633,914	$1,188,268	$-	$2,822,182
Provision for doubtful accounts	-	(187,453)	(155,403)	-	(342,856)

Net revenue	-	1,446,461	1,032,865	-	2,479,326

Salaries and benefits	-	570,233	545,003	-	1,115,236
Supplies	-	248,432	131,823	-	380,255
Rent expense	-	37,204	35,417	-	72,621
Other operating expenses	-	275,667	219,308	-	494,975
Equity in the earnings of consolidated subsidiaries	(165,991)	-	-	165,991	-
Depreciation and amortization	3,619	78,632	46,578	-	128,829
Interest expense	97,885	1,812	2,373	-	102,070
Other	(514)	853	(672)	-	(333)

	(65,001)	1,212,833	979,830	165,991	2,293,653

Income from continuing operations before income taxes	65,001	233,628	53,035	(165,991)	185,673
Income tax (expense) benefit	39,134	(90,434)	(15,491)	-	(66,791)

Income from continuing operations	104,135	143,194	37,544	(165,991)	118,882
Loss from discontinued operations, including gains/losses on disposals, net of income taxes	-	-	(1,437)	-	(1,437)

Consolidated net income	104,135	143,194	36,107	(165,991)	117,445
Net income attributable to noncontrolling interests	-	(252)	(13,058)	-	(13,310)

Net income attributable to Health Management Associates, Inc.	$104,135	$142,942	$23,049	$(165,991)	$104,135

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$104,135	$143,194	$36,107	$(165,991)	$117,445
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Changes in fair value	20,230	-	-	-	20,230
Available-for-sale securities
Unrealized gains (losses), net	(37)	-	1,209	-	1,172
Adjustments for net (gains) losses reclassified into net income	159	-	(200)	-	(41)

Other comprehensive income (loss) before income taxes	20,352	-	1,009	-	21,361
Income tax (expense) benefit related to items of other comprehensive income (loss)	(4,711)	-	(355)	-	(5,066)

Other comprehensive income (loss), net	15,641	-	654	-	16,295

Total consolidated comprehensive income	119,776	143,194	36,761	(165,991)	133,740
Total comprehensive income attributable to noncontrolling interests	-	(252)	(13,058)	-	(13,310)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$119,776	$142,942	$23,703	$(165,991)	$120,430

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$1,908	$50,349	$(15,957)	$-	$36,300
Available-for-sale securities	74,756	-	45,260	-	120,016
Accounts receivable, net	-	488,655	435,372	-	924,027
Supplies, prepaid expenses and other assets	4,594	114,733	100,299	-	219,626
Prepaid and recoverable income taxes	14,341	-	-	-	14,341
Restricted funds	-	-	24,967	-	24,967
Assets of discontinued operations	-	-	9,619	-	9,619

Total current assets	95,599	653,737	599,560	-	1,348,896

Property, plant and equipment, net	84,734	1,819,444	1,473,517	-	3,377,695
Investments in consolidated subsidiaries	1,823,648	-	-	(1,823,648)	-
Restricted funds	-	-	104,497	-	104,497
Goodwill	-	568,182	451,158	-	1,019,340
Deferred charges and other assets	78,702	77,095	169,382	-	325,179

Total assets	$2,082,683	$3,118,458	$2,798,114	$(1,823,648)	$6,175,607

Current liabilities:
Accounts payable	$29,244	$84,911	$67,031	$-	$181,186
Accrued expenses and other current liabilities	145,061	176,094	232,242	-	553,397
Deferred income taxes	20,766	-	-	-	20,766
Current maturities of long-term debt and capital lease obligations	68,375	15,786	8,361	-	92,522

Total current liabilities	263,446	276,791	307,634	-	847,871

Deferred income taxes	259,064	-	-	-	259,064
Long-term debt and capital lease obligations, less current maturities	3,366,872	50,735	65,837	-	3,483,444
Intercompany balances	(2,787,801)	(512,822)	3,300,623	-	-
Other long-term liabilities	103,275	49,217	325,748	-	478,240

Total liabilities	1,204,856	(136,079)	3,999,842	-	5,068,619

Redeemable equity securities	-	1,888	195,864	-	197,752

Stockholders’ equity:
Total Health Management Associates, Inc. stockholders’ equity	877,827	3,252,511	(1,428,863)	(1,823,648)	877,827
Noncontrolling interests	-	138	31,271	-	31,409

Total stockholders’ equity	877,827	3,252,649	(1,397,592)	(1,823,648)	909,236

Total liabilities and stockholders’ equity	$2,082,683	$3,118,458	$2,798,114	$(1,823,648)	$6,175,607

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

December 31, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$28,586	$47,094	$(11,537)	$-	$64,143
Available-for-sale securities	81,654	-	40,623	-	122,277
Accounts receivable, net	-	474,847	428,670	-	903,517
Supplies, prepaid expenses and other assets	4,953	115,193	95,449	-	215,595
Prepaid and recoverable income taxes	61,756	-	-	-	61,756
Restricted funds	-	-	28,289	-	28,289
Assets of discontinued operations	-	-	14,561	-	14,561

Total current assets	176,949	637,134	596,055	-	1,410,138

Property, plant and equipment, net	89,419	1,729,632	1,444,121	-	3,263,172
Investments in consolidated subsidiaries	1,948,185	-	-	(1,948,185)	-
Restricted funds	-	-	96,244	-	96,244
Goodwill	-	568,182	431,198	-	999,380
Deferred charges and other assets	81,265	40,962	113,028	-	235,255

Total assets	$2,295,818	$2,975,910	$2,680,646	$(1,948,185)	$6,004,189

Current liabilities:
Accounts payable	$40,188	$84,870	$73,062	$-	$198,120
Accrued expenses and other current liabilities	113,262	132,540	223,927	-	469,729
Deferred income taxes	50,466	-	-	-	50,466
Current maturities of long-term debt and capital lease obligations	68,375	8,941	8,193	-	85,509

Total current liabilities	272,291	226,351	305,182	-	803,824

Deferred income taxes	234,080	-	-	-	234,080
Long-term debt and capital lease obligations, less current maturities	3,397,948	30,819	60,722	-	3,489,489
Intercompany balances	(2,503,302)	(437,179)	2,940,481	-	-
Other long-term liabilities	125,660	53,997	311,380	-	491,037

Total liabilities	1,526,677	(126,012)	3,617,765	-	5,018,430

Redeemable equity securities	-	2,805	197,838	-	200,643

Stockholders’ equity:
Total Health Management Associates, Inc. stockholders’ equity	769,141	3,098,859	(1,150,674)	(1,948,185)	769,141
Noncontrolling interests	-	258	15,717	-	15,975

Total stockholders’ equity	769,141	3,099,117	(1,134,957)	(1,948,185)	785,116

Total liabilities and stockholders’ equity	$2,295,818	$2,975,910	$2,680,646	$(1,948,185)	$6,004,189

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$(18,099)	$211,689	$97,411	$291,001

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	-	(800)	(65,873)	(66,673)
Additions to property, plant and equipment	(5,912)	(127,525)	(60,738)	(194,175)
Proceeds from sales of assets and insurance recoveries	-	-	1,367	1,367
Proceeds from sale of discontinued operations	-	-	1,392	1,392
Purchases of available-for-sale securities	(876,728)	-	(25,007)	(901,735)
Proceeds from sales of available-for-sale securities	883,486	-	22,631	906,117
Increase in restricted funds, net	-	-	(1,783)	(1,783)

Net cash provided by (used in) continuing investing activities	846	(128,325)	(128,011)	(255,490)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	17,000	-	-	17,000
Principal payments on debt and capital lease obligations	(51,474)	(6,816)	(2,782)	(61,072)
Cash received from noncontrolling shareholders	-	-	3,591	3,591
Cash payments to noncontrolling shareholders	-	(1,109)	(22,172)	(23,281)
Changes in intercompany balances, net	23,642	(72,184)	48,542	-
Equity compensation excess income tax benefits	1,407	-	-	1,407

Net cash provided by (used in) continuing financing activities	(9,425)	(80,109)	27,179	(62,355)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(26,678)	3,255	(3,421)	(26,844)
Net cash provided by (used in) discontinued operations	-	-	(999)	(999)

Net increase (decrease) in cash and cash equivalents	(26,678)	3,255	(4,420)	(27,843)
Cash and cash equivalents at the beginning of the period	28,586	47,094	(11,537)	64,143

Cash and cash equivalents at the end of the period	$1,908	$50,349	$(15,957)	$36,300

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$(21,359)	$198,526	$94,330	$271,497

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	-	(3,696)	(39,195)	(42,891)
Additions to property, plant and equipment	(17,202)	(81,211)	(34,621)	(133,034)
Proceeds from sales of assets and insurance recoveries	-	-	1,329	1,329
Purchases of available-for-sale securities	(678,418)	-	(8,800)	(687,218)
Proceeds from sales of available-for-sale securities	600,667	-	3,552	604,219
Increase in restricted funds, net	-	-	(11,559)	(11,559)

Net cash provided by (used in) continuing investing activities	(94,953)	(84,907)	(89,294)	(269,154)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(14,006)	(3,318)	(2,417)	(19,741)
Proceeds from exercises of stock options	14,067	-	-	14,067
Cash payments to noncontrolling shareholders	-	(312)	(15,973)	(16,285)
Changes in intercompany balances, net	96,851	(110,808)	13,957	-
Equity compensation excess income tax benefits	2,919	-	-	2,919

Net cash provided by (used in) continuing financing activities	99,831	(114,438)	(4,433)	(19,040)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(16,481)	(819)	603	(16,697)
Net cash provided by (used in) discontinued operations	-	-	5,192	5,192

Net increase (decrease) in cash and cash equivalents	(16,481)	(819)	5,795	(11,505)
Cash and cash equivalents at the beginning of the period	51,734	44,256	5,822	101,812

Cash and cash equivalents at the end of the period	$35,253	$43,437	$11,617	$90,307

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

As of June 30, 2012, Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operated 70 hospitals with a total of 10,527 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. The operating results of hospitals and other ancillary health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1. Discontinued operations were not material to our consolidated results of operations during the periods presented herein.

During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Act”) were signed into law by President Obama. The primary goals of the Health Care Reform Act are to: (i) provide coverage by January 1, 2014 to an estimated 32 to 34 million Americans who currently do not have health insurance; (ii) reform the health care delivery system to improve quality; and (iii) lower the overall costs of providing health care. To accomplish the goal of expanding coverage, the new legislation mandates that all Americans maintain a minimum level of health care coverage. To that end, the Health Care Reform Act expands Medicaid coverage, provides federal subsidies to assist low-income individuals when they obtain health insurance and establishes insurance exchanges through which individuals and small employers can purchase health insurance. Health care cost savings under the Health Care Reform Act are expected to come from: (i) reductions in Medicare and Medicaid reimbursement payments to health care providers, including hospital operators; (ii) initiatives to reduce fraud, waste and abuse in government reimbursement programs; and (iii) other reforms to federal and state reimbursement systems. Although certain aspects of the Health Care Reform Act have already become effective, it will be several years before most of the far-reaching and innovative provisions of the new legislation are fully implemented. While we continue to evaluate the provisions of the Health Care Reform Act, its overall effect on our business cannot be determined at the present time because, among other things, the new legislation is very broad in scope and uncertainties exist regarding the interpretation and future implementation of many of the regulations mandated under the Health Care Reform Act. Additionally, the Health Care Reform Act remains subject to significant legislative debate, including possible amendment and/or a full or partial repeal. For further discussion of the Health Care Reform Act and its possible impact on our business and results of operations, see (i) “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and (ii) “Business – Sources of Revenue” in Item 1 of Part I and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

During the three months ended June 30, 2012, which we refer to as the 2012 Three Month Period, we experienced growth in our net revenue before the provision for doubtful accounts over the three months ended June 30, 2011, which we refer to as the 2011 Three Month Period, of approximately 20.9%. Such growth principally resulted from: (i) our acquisition of a 95% equity interest in a Mississippi-based general acute care hospital with a total of 112 licensed beds and certain related health care operations (collectively, “Tri-Lakes”) in May 2011; (ii) our acquisition of six Tennessee-based general acute care hospitals and other ancillary health care operations with a total of 882 licensed beds (collectively, the “Mercy Hospitals”) on September 30, 2011; (iii) our acquisition of an 80% interest in each of five Oklahoma-based general acute care hospitals with a total of 218 licensed beds and certain related health care operations (collectively, the “Integris Hospitals”) in April 2012; (iv) increased surgical volume attributable to physician recruitment and market service development (e.g., ambulatory surgical centers, robotic surgical systems, etc.) at certain of our hospitals and other health care facilities; (v) an increase in emergency room visits, which we believe was attributable, in part, to our dedicated focus on emergency room operations; and (vi) improvements in reimbursement rates that resulted primarily from renegotiated agreements with certain commercial health insurance providers. During the 2012 Three Month Period, we recognized a benefit of approximately $2.9 million from the meaningful use measurement standard under various Medicare and Medicaid Healthcare Information Technology incentive programs (collectively, the “HCIT Programs”), with no comparable amount recognized during the 2011 Three Month Period. Items that adversely affected our profitability during the 2012 Three Month Period included increases in interest expense (principally non-cash charges), costs associated with government investigations and depreciation and amortization. Overall, our income from continuing operations decreased during the 2012 Three Month Period by $8.8 million, or 15.4%.

Our strategic operational objectives include increasing patient volume and operating margins, while at the same time moderating the provision for doubtful accounts. Our specific plans include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor and vendor contracts and developing action plans responsive to feedback from patient, physician and employee satisfaction surveys. Based on the needs of the communities that we serve, we also seek opportunities for market service development, including, among other things, establishing ambulatory surgical centers, urgent care centers, cardiac cath labs, angiography suites and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we are investing significant resources in physician recruitment and retention (primary care physicians and specialists), emergency room operations, advanced robotic surgical systems, replacement hospital construction and other capital projects. For example, we continue to implement ER Extra®, which is our signature patient-centered emergency room program that is designed to reduce patient wait times, enhance patient satisfaction and improve the quality and scope of patient assessments. Additionally, we have deployed new MAKOplasty® and da Vinci® robotic surgical systems at many of our hospitals and, in April 2012, we opened a newly constructed hospital (Clearview Regional Medical Center) that was built to replace Walton Regional Medical Center in Monroe, Georgia. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and ultimately yield increased surgical volume, emergency room visits and admissions. Additionally, as we consider potential acquisitions, joint ventures and partnerships in 2012 and beyond, we believe that continually improving our existing operations provides us with a fundamentally sound infrastructure upon which we can add hospitals and other ancillary health care businesses.

We have also taken steps that we believe are necessary to achieve industry leadership in clinical quality. Our vision is to be the highest rated health care provider of any hospital system in the country, as measured by Medicare. With our knowledgeable and experienced clinical affairs leadership supporting this critical quality initiative, we measure key performance objectives, maintain accountability for achieving those objectives and recognize the leaders whose quality indicators and clinical outcomes demonstrate improvement. As most recently reported by the Centers for Medicare and Medicaid Services, all four of our core measure care areas have dramatically improved since the commencement of our clinical quality initiatives and we now rank second in core measures amongst for-profit hospital systems. Additionally, The Joint Commission, a leading independent not-for-profit organization that accredits and certifies health care organizations in the United States, named nearly 60% of our hospitals as Top Performers on Key Quality Measures, which compared to a nationwide achievement rate of approximately 14%. The Joint Commission aggregated certain evidence-based accountability data from 2010, including core measurement performance data, to determine the top performers.

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

During the past several years, various economic and other factors have resulted in a large number of uninsured and underinsured patients seeking health care in the United States. Self-pay admissions as a percent of total admissions at our hospitals were approximately 6.7% and 7.4% during the 2012 Three Month Period and the 2011 Three Month Period, respectively. We continue to take various measures to address the impact of uninsured and underinsured patients on our business. Additionally, one of the primary goals of the Health Care Reform Act is to provide health insurance coverage to more Americans. Nevertheless, there can be no assurances that our self-pay admissions will not grow in future periods, especially in light of the prolonged downturn in the economy and correspondingly higher levels of unemployment in many of the markets served by our hospitals. Therefore, we regularly evaluate our self-pay patient policies and programs and consider changes or modifications as circumstances warrant.

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

2012 Three Month Period Compared to the 2011 Three Month Period

The tables below summarize our operating results for the 2012 Three Month Period and the 2011 Three Month Period. Hospitals that were owned/leased and operated by us for one year or more as of June 30, 2012 are referred to as same three month hospitals. For all year-over-year comparative discussions herein, the operating results of our same three month hospitals are only considered to the extent that there was a similar period of operation in both years.

	Three Months Ended June 30,
	2012		2011
		Percent				Percent
		of Net				of Net
	Amount	Revenue	Amount			Revenue
	(in thousands)		(in thousands)

Net revenue before the provision for doubtful accounts	$1,686,541		$1,395,353
Provision for doubtful accounts	(214,563)		(170,787)

Net revenue	1,471,978	100.0%	1,224,566			100.0%

Salaries and benefits	645,933	43.9	546,198			44.6
Supplies	226,154	15.4	185,789			15.2
Rent expense	43,839	3.0	36,774			3.0
Other operating expenses	325,635	22.1	252,037			20.6
Medicare and Medicaid HCIT incentive payments	(2,871)	(0.2)	-			-
Depreciation and amortization	85,712	5.8	64,201			5.2
Interest expense	75,166	5.1	51,033			4.2
Other	(1,022)	(0.1)	(139)			-

	1,398,546	95.0	1,135,893			92.8

Income from continuing operations before income taxes	73,432	5.0	88,673			7.2
Provision for income taxes	(25,291)	(1.7)	(31,757)			(2.6)

Income from continuing operations	$48,141	3.3%	$56,916			4.6%

	Three Months Ended June 30,					Percent Change
	2012	2011	Change

Same Three Month Hospitals*
Occupancy	40.3%	42.7%	(240)	bps	**	n/a
Patient days	324,806	343,107	(18,301)			(5.3) %
Admissions	77,488	80,753	(3,265)			(4.0) %
Adjusted admissions †	151,908	152,216	(308)			(0.2) %
Emergency room visits	392,461	378,125	14,336			3.8%
Surgeries	84,893	82,509	2,384			2.9%
Outpatient revenue percent ¿	54.6%	52.4%	220	bps		n/a
Inpatient revenue percent ¿	45.4%	47.6%	(220)	bps		n/a

Total Hospitals
Occupancy	39.6%	42.7%	(310)	bps		n/a
Patient days	361,924	343,107	18,817			5.5%
Admissions	86,467	80,753	5,714			7.1%
Adjusted admissions †	172,194	152,216	19,978			13.1%
Emergency room visits	453,964	378,125	75,839			20.1%
Surgeries	100,164	82,509	17,655			21.4%
Outpatient revenue percent ¿	54.9%	52.4%	250	bps		n/a
Inpatient revenue percent ¿	45.1%	47.6%	(250)	bps		n/a

* Includes acquired hospitals to the extent we operated them for comparable periods

** basis points

† Admissions adjusted for outpatient volume

¿ Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the 2012 Three Month Period was approximately $1,686.5 million as compared to $1,395.4 million during the 2011 Three Month Period. This change represented an increase of $291.1 million, or 20.9%. Our same three month hospitals provided $98.5 million, or 33.8%, of the increase in net revenue before the provision for doubtful accounts as a result of: (i) increased outpatient and surgical volume from physician recruitment and market service development; (ii) an increase in emergency room visits; and (iii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions. The remaining 2012 increase in our net revenue before the provision for doubtful accounts (i.e., $192.6 million) was due to our acquisitions of: (i) Tri-Lakes in May 2011; (ii) the Mercy Hospitals in September 2011; and (iii) the Integris Hospitals in April 2012.

Our provision for doubtful accounts during the 2012 Three Month Period increased 50 basis points to 12.7% of net revenue before the provision for doubtful accounts as compared to 12.2% of net revenue before the provision for doubtful accounts during the 2011 Three Month Period. This change was primarily due to an increase in revenue from uninsured self-pay patients and amounts considered to be patient responsibility (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.).

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue before the provision for doubtful accounts and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and divide the resulting total by the sum of our (i) net revenue before the provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2012 Three Month Period and the 2011 Three Month Period, our Uncompensated Patient Care Percentage was 27.2% and 25.8%, respectively. This 140 basis point increase during the 2012 Three Month Period primarily reflects greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) decreased from 44.6% during the 2011 Three Month Period to 43.9% during the 2012 Three Month Period. This decrease was primarily due to (i) reductions in staffing corresponding to inpatient and outpatient volume and patient acuity changes and (ii) certain outsourced hospital support services, partially offset by increased physician employment.

Supplies as a percent of net revenue increased from 15.2% during the 2011 Three Month Period to 15.4% during the 2012 Three Month Period. This increase was primarily due to disproportionately higher costs at our recent acquisitions, partially offset by improved pricing and greater discounts from our vendors under our group purchasing agreements.

Other operating expenses as a percent of net revenue increased from 20.6% during the 2011 Three Month Period to 22.1% during the 2012 Three Month Period. This increase was primarily due to: (i) disproportionately higher costs at our recent acquisitions; (ii) certain services at our hospitals that have been recently outsourced and/or contracted to third parties; and (iii) costs associated with certain government investigations. See Note 10 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our ongoing government investigations.

During the 2012 Three Month Period, we recognized a benefit of approximately $2.9 million under the meaningful use measurement standard of the HCIT Programs. There was no corresponding benefit recognized during the 2011 Three Month Period.

Depreciation and amortization increased approximately $21.5 million during the 2012 Three Month Period over the 2011 Three Month Period. This increase resulted from: (i) our recent acquisitions; (ii) the acceleration of depreciation of the remaining net book value of one of our hospitals that is to be replaced in 2013; and (iii) an increase in capitalized equipment.

Interest expense increased from approximately $51.0 million during the 2011 Three Month Period to $75.2 million during the 2012 Three Month Period. Such increase was primarily due to non-cash interest expense of $22.3 million attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that we recognize in our consolidated statement of income subsequent to a debt restructuring that we completed on November 18, 2011. See Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our accounting for the interest rate swap contract. Although the average outstanding principal balance on our long-term debt and capital lease obligations was higher during the 2012 Three Month Period than the 2011 Three Month Period, our overall effective interest rate on such obligations has declined subsequent to the abovementioned debt restructuring. We also recorded a greater amount of capitalized interest during the 2012 Three Month Period as compared to the 2011 Three Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Our effective income tax rates were approximately 34.4% and 35.8% during the 2012 Three Month Period and the 2011 Three Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 430 basis points and 290 basis points during the 2012 Three Month Period and the 2011 Three Month Period, respectively.

2012 Six Month Period Compared to the 2011 Six Month Period

The tables below summarize our operating results for the six months ended June 30, 2012 and 2011, which we refer to as the 2012 Six Month Period and the 2011 Six Month Period, respectively. Hospitals that were owned/leased and operated by us for one year or more as of June 30, 2012 are referred to as same six month hospitals. For all year-over-year comparative discussions herein, the operating results of our same six month hospitals are only considered to the extent that there was a similar period of operation in both years.

	Six Months Ended June 30,
	2012		2011
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue before the provision for doubtful accounts	$3,373,059		$2,822,182
Provision for doubtful accounts	(415,824)		(342,856)

Net revenue	2,957,235	100.0%	2,479,326	100.0%

Salaries and benefits	1,305,017	44.1	1,115,236	45.0
Supplies	460,597	15.6	380,255	15.3
Rent expense	88,864	3.0	72,621	2.9
Other operating expenses	637,415	21.6	494,975	20.0
Medicare and Medicaid HCIT incentive payments	(7,461)	(0.3)	-	-
Depreciation and amortization	164,106	5.6	128,829	5.2
Interest expense	163,929	5.5	102,070	4.1
Other	618	-	(333)	-

	2,813,085	95.1	2,293,653	92.5

Income from continuing operations before income taxes	144,150	4.9	185,673	7.5
Provision for income taxes	(50,018)	(1.7)	(66,791)	(2.7)

Income from continuing operations	$94,132	3.2%	$118,882	4.8%

	Six Months Ended June 30,				Percent
	2012	2011	Change		Change

Same Six Month Hospitals*
Occupancy	42.5%	45.2%	(270)	bps**	n/a
Patient days	686,379	723,650	(37,271)		(5.2) %
Admissions	161,943	168,896	(6,953)		(4.1) %
Adjusted admissions †	310,710	311,390	(680)		(0.2) %
Emergency room visits	785,594	768,862	16,732		2.2%
Surgeries	170,907	165,333	5,574		3.4%
Outpatient revenue percent ¿	53.7%	51.0%	270	bps	n/a
Inpatient revenue percent ¿	46.3%	49.0%	(270)	bps	n/a

Total Hospitals
Occupancy	42.2%	45.2%	(300)	bps	n/a
Patient days	763,029	723,650	39,379		5.4%
Admissions	179,845	168,896	10,949		6.5%
Adjusted admissions †	350,148	311,390	38,758		12.4%
Emergency room visits	897,079	768,862	128,217		16.7%
Surgeries	200,383	165,333	35,050		21.2%
Outpatient revenue percent ¿	53.9%	51.0%	290	bps	n/a
Inpatient revenue percent ¿	46.1%	49.0%	(290)	bps	n/a

* Includes acquired hospitals to the extent we operated them for comparable periods

** basis points

† Admissions adjusted for outpatient volume

¿ Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the 2012 Six Month Period was approximately $3,373.1 million as compared to $2,822.2 million during the 2011 Six Month Period. This change represented an increase of $550.9 million, or 19.5%. Our same six month hospitals provided $190.5 million, or 34.6%, of the increase in net revenue before the provision for doubtful accounts as a result of: (i) increased outpatient and surgical volume from physician recruitment and market service development; (ii) an increase in emergency room visits; and (iii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions. The remaining 2012 increase in our net revenue before the provision for doubtful accounts (i.e., $360.4 million) was due to our acquisitions of: (i) Tri-Lakes in May 2011; (ii) the Mercy Hospitals in September 2011; and (iii) the Integris Hospitals in April 2012.

Our provision for doubtful accounts during the 2012 Six Month Period increased 20 basis points to 12.3% of net revenue before the provision for doubtful accounts as compared to 12.1% of net revenue before the provision for doubtful accounts during the 2011 Six Month Period. This change was primarily due to an increase in revenue from uninsured self-pay patients and amounts considered to be patient responsibility (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.). During the 2012 Six Month Period and the 2011 Six Month Period, our Uncompensated Patient Care Percentage, which is described above under the heading “2012 Three Month Period Compared to the 2011 Three Month Period,” was 26.7% and 25.4%, respectively. This 130 basis point increase during the 2012 Six Month Period primarily reflects greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) decreased from 45.0% during the 2011 Six Month Period to 44.1% during the 2012 Six Month Period. This decrease was primarily due to (i) reductions in staffing corresponding to inpatient and outpatient volume and patient acuity changes and (ii) certain outsourced hospital support services, partially offset by increased physician employment.

Supplies as a percent of net revenue increased from 15.3% during the 2011 Six Month Period to 15.6% during the 2012 Six Month Period. This increase was primarily due to disproportionately higher costs at our recent acquisitions, partially offset by improved pricing and greater discounts from our vendors under our group purchasing agreements.

Other operating expenses as a percent of net revenue increased from 20.0% during the 2011 Six Month Period to 21.6% during the 2012 Six Month Period. This increase was primarily due to: (i) disproportionately higher costs at our recent acquisitions; (ii) certain services at our hospitals that have been recently outsourced and/or contracted to third parties; (iii) costs associated with certain government investigations; and (iv) higher state-mandated provider taxes and increased repairs and maintenance costs during the 2012 Six Month Period. See Note 10 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our ongoing government investigations.

During the 2012 Six Month Period, we recognized a benefit of approximately $7.5 million under the meaningful use measurement standard of the HCIT Programs. There was no corresponding benefit recognized during the 2011 Six Month Period.

Depreciation and amortization increased approximately $35.3 million during the 2012 Six Month Period over the 2011 Six Month Period. This increase resulted from: (i) our recent acquisitions; (ii) the acceleration of depreciation of the remaining net book value of one of our hospitals that is to be replaced in 2013; and (iii) an increase in capitalized equipment.

Interest expense increased from approximately $102.1 million during the 2011 Six Month Period to $163.9 million during the 2012 Six Month Period. Such increase was primarily due to non-cash interest expense of $59.0 million attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that we recognize in our consolidated statement of income subsequent to a debt restructuring that we completed on November 18, 2011. See Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our accounting for the interest rate swap contract. Although the average outstanding principal balance on our long-term debt and capital lease obligations was higher during the 2012 Six Month Period than the 2011 Six Month Period, our overall effective interest rate on such obligations has declined subsequent to the abovementioned debt restructuring. We also recorded a greater amount of capitalized interest during the 2012 Six Month Period as compared to the 2011 Six Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Our effective income tax rates were approximately 34.7% and 36.0% during the 2012 Six Month Period and the 2011 Six Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 410 basis points and 280 basis points during the 2012 Six Month Period and the 2011 Six Month Period, respectively.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Additionally, at June 30, 2012 we had approximately $448.5 million of borrowing capacity under our $500.0 million long-term revolving credit facility that was available for, among other things, general business purposes and acquisitions. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs.

The table below summarizes our recent cash flow activity (in thousands).

	Six Months Ended June 30,
	2012	2011
Sources (uses) of cash and cash equivalents:
Operating activities	$291,001	$271,497
Investing activities	(255,490)	(269,154)
Financing activities	(62,355)	(19,040)
Discontinued operations	(999)	5,192

Net decrease in cash and cash equivalents	$(27,843)	$(11,505)

Operating Activities

Our cash flows from continuing operating activities increased approximately $19.5 million, or 7.2%, during the 2012 Six Month Period as compared to the 2011 Six Month Period. This increase primarily related to: (i) improved operating profitability (before non-cash depreciation and amortization), including our receipt of $6.1 million under the meaningful use measurement standard of the HCIT Programs; (ii) reductions in our accounts receivable balances at the Mercy Hospitals after we received the necessary approvals for our Medicare and Medicaid provider numbers; and (iii) lower net federal and state income tax payments during the 2012 Six Month Period. Partially offsetting these developments were: (i) an increase in accounts receivable attributable to the Integris Hospitals that we acquired in April 2012; (ii) an increase in our interest payments during the 2012 Six Month Period when compared to the 2011 Six Month Period; and (iii) decreases in our operating liabilities.

We do not believe that our cash flows from continuing operating activities will be materially impacted during the remainder of 2012 by delayed cash collections on accounts receivable at the Integris Hospitals (see further discussion of this matter below under “Days Sales Outstanding”). We believe that the professional and other costs of our ongoing government investigations, while difficult to predict, will continue and will vary throughout the duration of such investigations. Those costs will be paid with our cash flows from continuing operating activities. See Note 10 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding such government investigations. Although subject to change due to a variety of factors beyond our control, we project that (i) during the twelve months ending June 30, 2013 we will pay approximately $87.1 million to the counterparties of our interest rate swap contract, which is discussed at Note 2(a) to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and (ii) we will receive additional reimbursement under the meaningful use measurement standard of the HCIT Programs ranging from $90 million to $120 million during the remainder of the year ending December 31, 2012 (primarily in the last quarter of 2012).

Investing Activities

Cash used in investing activities during the 2012 Six Month Period included: (i) approximately $194.2 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a replacement hospital for Walton Regional Medical Center in Monroe, Georgia that opened on April 22, 2012 and a new 250-bed hospital that will ultimately replace our south campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri); (ii) $61.9 million to acquire an 80% interest in each of five Oklahoma-based hospitals (the Integris Hospitals); (iii) $4.8 million to acquire four ancillary health care businesses; and (iv) a $1.8 million net increase in our restricted funds. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding certain of our recent acquisitions. Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $4.4 million from buying and selling such securities during the 2012 Six Month Period. During such period, we also received (i) $1.4 million of proceeds from the sale of the remaining real property at the Woman’s Center at Dallas Regional Medical Center, our closed hospital facility in Mesquite, Texas, and (ii) $1.4 million of proceeds from sales of assets and insurance recoveries.

Cash used in investing activities during the 2011 Six Month Period included: (i) approximately $133.0 million of additions to property, plant and equipment, consisting primarily of new medical equipment (including $20.7 million to purchase daVinci® robotic surgical systems), renovation and expansion projects at certain of our facilities and replacement hospital construction (including a hospital that opened in May 2011 to replace Madison County Medical Center in Canton, Mississippi); (ii) $38.8 million to acquire a 95% equity interest in a Mississippi-based hospital (Tri-Lakes); (iii) $4.1 million to acquire three ancillary health care businesses; and (iv) an $11.6 million net increase in our restricted funds. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $83.0 million from buying and selling such securities during the 2011 Six Month Period. During such period, we received $1.3 million of proceeds from sales of assets and insurance recoveries.

Financing Activities

During the 2012 Six Month Period, we borrowed and repaid $17.0 million under our $500.0 million long-term revolving credit facility (the proceeds from such borrowing were used for acquisition working capital). Additionally, we made principal payments on our other long-term debt and capital lease obligations of approximately $44.1 million during such period. We also paid $23.3 million to noncontrolling shareholders for recurring distributions and purchases of their subsidiary shares. Partially offsetting these cash outlays were (i) $1.4 million of excess income tax benefits from our stock-based compensation arrangements and (ii) $3.6 million that we received from noncontrolling shareholders to acquire minority equity interests in two of our joint ventures. See Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt and capital lease arrangements.

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

Discontinued Operations

Cash used by our discontinued operations during the 2012 Six Month Period was approximately $1.0 million. Cash provided by our discontinued operations during the 2011 Six Month Period was $5.2 million. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations.

Days Sales Outstanding

To calculate days sales outstanding, or DSO, we initially divide quarterly net revenue before the provision for doubtful accounts by the number of days in the quarter. The result is divided into the net patient accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 48 days at June 30, 2012, which compares to 51 days at December 31, 2011 and 49 days at June 30, 2011.

At June 30, 2012, we were in the process of obtaining the necessary approvals for our Medicare and Medicaid provider numbers for the Integris Hospitals, which we acquired on April 1, 2012. While the necessary approvals are pending, we are unable to bill for the services that we provided at those facilities, which caused our accounts receivable to grow and correspondingly increased our DSO by approximately one day at June 30, 2012. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our acquisition of the Integris Hospitals.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that reversals of existing taxable temporary differences, future taxable income and carrybacks will allow us to realize the deferred tax assets that are recognized in our condensed consolidated balance sheets.

Capital Resources

Senior Secured Credit Facilities.  As more fully described at Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, we completed a restructuring of our long-term debt on November 18, 2011, which included, among other things, new variable rate senior secured credit facilities with a syndicate of banks (collectively, the “Credit Facilities”). The Credit Facilities consist of: (i) a $500.0 million five-year revolving credit facility (the “Revolving Credit Agreement”); (ii) a $725.0 million five-year term loan (the “Term Loan A”); and (iii) a $1.4 billion seven-year term loan (the “Term Loan B”). We used the net proceeds from the term loans under the Credit Facilities, together with the net proceeds from the sale of our 7.375% Senior Notes due 2020, to repay all amounts outstanding under certain predecessor credit facilities.

We can elect whether interest on borrowings under the Credit Facilities is determined using LIBOR or the Base Rate (as defined in the loan agreement). The effective interest rate on such borrowings, which fluctuates with market changes, includes a spread above the rate that we select. The effective interest rate for the Term Loan B is subject to a floor of 1.0% and 2.0% (before consideration of the interest rate spread) when using LIBOR and the Base Rate, respectively. The amount of the interest rate spread is predicated on, among other things, our Consolidated Leverage Ratio (as defined in the loan agreement). We can elect differing interest rates for each of the debt instruments under the Credit Facilities. Interest is payable in arrears at the end of a calendar quarter or on the date that the selected interest duration period ends.

Our mandatory principal payments under the Credit Facilities for the twelve months ending June 30, 2013 are approximately $68.4 million. We have the right to prepay amounts outstanding under the Credit Facilities at any time without penalty, other than a prepayment of the Term Loan B, which is subject to a prepayment premium during the first year of the loan agreement. At June 30, 2012, the effective interest rates on the Term Loan A and the Term Loan B were 3.2% and 4.5%, respectively. Those rates remained unchanged as of July 27, 2012.

Throughout the Revolving Credit Agreement’s five-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the 2012 Six Month Period, we borrowed $17.0 million under the Revolving Credit Agreement. The proceeds from such borrowing, which was repaid approximately two business days after initially being borrowed, were used for acquisition working capital while the collection of certain Mercy Hospital accounts receivable was pending. Although there were no amounts outstanding under the Revolving Credit Agreement on July 27, 2012, standby letters of credit in favor of third parties of approximately $50.5 million reduced the amount available for borrowing thereunder to $449.5 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 3.2% on July 27, 2012.

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

Demand Promissory Note.  We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest under the demand promissory note will be immediately due and payable upon the bank’s written demand. We did not borrow under this credit facility during the 2012 Six Month Period. The demand promissory note’s effective interest rate on July 27, 2012 was approximately 2.5%; however, there were no amounts outstanding thereunder on such date.

Debt Covenants

The Credit Facilities and the indentures governing our 3.75% Convertible Senior Subordinated Notes due 2028, 7.375% Senior Notes due 2020 and 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At June 30, 2012, we were in compliance with all of the covenants contained in those debt agreements. Although there can be no assurances, we believe that we will continue to be in compliance with all of our debt covenants. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could, among other things, subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

Dividends

The Credit Facilities and the indentures for certain of our other debt agreements restrict our ability to pay cash dividends.

Standby Letters of Credit

As of July 27, 2012, we maintained approximately $449.5 million of standby letters of credit in favor of third parties with various expiration dates through October 15, 2013. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Interest Rate Swap Contract

As required by a former credit facility, we entered into a seven-year receive variable/pay fixed interest rate swap contract during February 2007. As part of a restructuring of our long-term debt on November 18, 2011, such former credit facility was terminated but the interest rate swap contract was not. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for us to pay interest on the contract’s notional amount, which was originally expected to reasonably approximate the declining principal balance of a term loan under the former credit facility. Interest payable to the counterparties is determined by reference to, among other things, LIBOR rates. At June 30, 2012, the notional amount of the interest rate swap contract was approximately $1,888.7 million. The estimated fair value of our liability for the interest rate swap contract on such date was $132.1 million and we project that $87.1 million will be payable to the counterparties during the twelve months ending June 30, 2013. However, our aggregate payments through the contract’s expiration in February 2014, as well as the specific timing thereof, are subject to change based on, among other things, future LIBOR rates. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the estimated fair value of our interest rate swap contract.

Net interest payable or receivable is settled between us and the counterparties at the end of each calendar quarter. We intend to fund any net interest payable to the counterparties with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that capital expenditures for property, plant and equipment will range from 5.0% to 6.0% of our net revenue before the provision for doubtful accounts for the year ending December 31, 2012. As of June 30, 2012, we had started: (i) construction of a 250-bed general acute care hospital to ultimately replace the south campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri; (ii) several hospital renovation and expansion projects; and (iii) various information technology hardware and software upgrades. We do not believe that any of our construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

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

Divestiture of Idle Property

We intend to sell the former Riverside hospital campus that we acquired as part of our acquisition of the Mercy Hospitals. However, the timing of such divestiture has not yet been determined. We intend to use the proceeds therefrom for general business purposes. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 for information about this idle facility.

Contractual Obligations and Off-Balance Sheet Arrangements

During the 2012 Six Month Period, there were no material changes to the contractual obligation and off-balance sheet information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the 2012 Six Month Period, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Ascension Health Lawsuit.  On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Item 1) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U.S. District Court for the Southern District of Georgia, Augusta Division (Case No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied. On June 15, 2011, the case was stayed pending resolution of the appellate process. On July 8, 2011, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit (Case No. 11-13069). Oral argument was held on May 22, 2012; however, the appellate court has not yet ruled on the plaintiffs’ appeal.

We do not believe there was a binding acquisition contract with Ascension or any of its subsidiaries and we do not believe Health Management breached a confidentiality agreement. Accordingly, we intend to vigorously defend Health Management against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

Medicare/Medicaid Billing Lawsuits.  On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On September 27, 2010, the defendants moved to dismiss the first amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint on the same bases set forth in their earlier motion to dismiss. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which is similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

On December 13, 2011, the U.S. District Court for the Middle District of Tennessee ordered that a qui tam lawsuit entitled United States ex rel. Kevin Dennis et al. v. Health Management Associates, Inc. et al. (Case No. 3:09-cv-00484) be partially unsealed and served on the defendants and that certain other contents of the court’s file remain under seal. The complaint was filed under seal on or about May 27, 2009 and alleges that, among other things, the defendants erroneously submitted claims to Medicare and other health care programs funded by the federal government and the State of Tennessee and that those claims were falsely certified to be in compliance with the Stark law, the Anti-Kickback Statute and the analogous laws of the State of Tennessee. The plaintiff’s complaint further alleges that the defendants’ conduct violated the False Claims Act and the Tennessee Medicaid False Claims Act. The plaintiff seeks recovery in the amount of triple the amount of the actual damages that the United States and the State of Tennessee have purportedly sustained as a result of the defendants’ alleged fraudulent and illegal recruitment and billing practices, a civil penalty for each alleged false claim that the defendants presented or caused to be presented to the United States or the State of Tennessee, and a civil penalty for each of the defendants’ acts that allegedly violated the Tennessee Medicaid False Claims Act, as well as unspecified compensatory and punitive damages. On December 7, 2011, the State of Tennessee notified the court of its decision not to intervene in the action and, on December 8, 2011, the United States notified the court that it was also declining to intervene. On June 29, 2012, the plaintiff filed an amended complaint that is similar to the original complaint. On July 30, 2012, the defendants moved to dismiss the plaintiff’s amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

On March 14, 2012, the U.S. District Court for the Southern District of Florida ordered the unsealing and amendment of a qui tam lawsuit filed on February 8, 2010, captioned United States of America ex rel. Bruce L. Boros, M.D. and Joseph E. O’Lear, M.D. v. Health Management Associates, Inc. and Key West HMA, LLC (Case No. 20104:10-cv-10013-KMM). Also on March 14, 2012, following the plaintiffs’ voluntary dismissal of certain claims against Health Management and its subsidiary, the United States gave notice of its intention not to intervene with respect to the remaining claims at that time. On or about March 27, 2012, the plaintiffs filed a second amended complaint. In the second amended complaint, the plaintiffs allege that the defendants performed unnecessary and improper cardiac catheterization procedures at our Lower Keys Medical Center in Key West, Florida and presented false or fraudulent claims for reimbursement to Medicare and other health care programs funded by the federal government for such allegedly unnecessary and improper procedures. The plaintiffs seek recovery under the False Claims Act in the amount of triple the amount of the actual damages that the United States has allegedly sustained as a result of the defendants’ actions, plus civil penalties of not less than $5,000 and not more than $11,000 for each violation, and other relief. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

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

The U.S. Department of Health and Human Services, Office of Inspector General (“HHS-OIG”) and the DOJ, including the Civil Division and U.S. Attorney’s Offices in the Eastern District of Pennsylvania, the Middle District of Florida, the Eastern District of Oklahoma, the Middle District of Tennessee, the Western District of North Carolina, the District of South Carolina and the Middle District of Georgia, are currently investigating Health Management and certain of its subsidiaries (HHS-OIG and the DOJ are collectively referred to as “Government Representatives”). We believe that such investigations relate to the Anti-Kickback Statute, the Stark law and the False Claims Act and are focused on: (i) physician referrals, including financial arrangements with our whole-hospital physician joint ventures; (ii) the medical necessity of emergency room tests and patient admissions, including whether Pro-Med software has led to any medically unnecessary tests or admissions; and (iii) the medical necessity of certain surgical procedures. We further believe that the investigations may have originated as a result of qui tam lawsuits filed on behalf of the United States. In connection with the investigations, HHS-OIG has requested certain records through subpoenas, which apply system-wide, that were served on Health Management on May 16, 2011 and July 21, 2011. Additionally, Government Representatives have interviewed both our current and former employees. We are conducting internal investigations and have met with Government Representatives on numerous occasions to respond to their inquiries. We intend to cooperate with the Government Representatives during their investigations. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

On February 22, 2012 and February 24, 2012, HHS-OIG served subpoenas on certain Health Management hospitals relating to those hospitals’ relationships with Allegiance Health Management, Inc. (“Allegiance”). Allegiance, which is unrelated to Health Management, is a post acute health care management company that provides intensive outpatient psychiatric (“IOP”) services to patients. The Health Management hospitals that were served subpoenas were: (i) Central Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the Health Management hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the Health Management hospitals; (iv) documents relating to employees, physicians and therapists who were involved in the provision of IOP services provided by Allegiance at the Health Management hospitals; and (v) other documents related to Allegiance, including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. We believe that HHS-OIG has served similar subpoenas on other non-Health Management hospitals that had contracts with Allegiance. We intend to cooperate with the investigations. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

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

Class Action Lawsuits.  On or about January 25, 2012, Health Management and certain of its executive officers, one of whom is a director, were named as defendants in an action entitled Milen Sapssov v. Health Management Associates, Inc. et al., which was filed in the U.S. District Court for the Middle District of Florida. This action purported to have been brought on behalf of stockholders who purchased our common stock during the period from July 27, 2009 through January 9, 2012 and alleged that Health Management made false and misleading statements in certain public disclosures regarding its business and financial results. A substantially similar purported class action lawsuit, entitled Norfolk County Retirement System v. Health Management Associates, Inc. et al., was filed against the same defendants on or about February 2, 2012 in the U.S. District Court for the Middle District of Florida. On April 30, 2012, the two class action lawsuits were consolidated in the same court under the caption In Re: Health Management Associates, Inc. et al. (Case No. 2:12-cv-00046-JES-DNF) and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the plaintiffs filed an amended consolidated complaint purportedly on behalf of the same class of stockholders as alleged in the prior complaints and asserting claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the plaintiffs claim that Health Management inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

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

Item 1A.   Risk Factors.

   Portions of the Health Care Reform Act, such as those provisions expanding health insurance or Medicaid coverage, may be delayed or blocked by individual state governors.

   On June 28, 2012, the United States Supreme Court upheld the constitutionality of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Act”). Following the Supreme Court’s decision, the governors of certain states where we maintain operations, including Florida, Mississippi and Texas, announced that they intended to delay or block implementation of certain portions of the Health Care Reform Act (such as those provisions expanding health insurance or Medicaid coverage). If states in which we maintain operations block or delay aspects of the Health Care Reform Act that would otherwise be beneficial to us, our business could be materially harmed and our results of operations and liquidity could be adversely affected.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

   The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for our stock-based compensation awards that vested during the three months ended June 30, 2012.

Month Ended	Total Number of Shares Purchased	Average Price Per Share

April 30, 2012	1,030	$7.38
May 31, 2012	405	6.32
June 30, 2012	1,640	6.10

Total	3,075

Item 6.      Exhibits.

   See Index to Exhibits on page 49 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: August 1, 2012	By:	/s/ Gary S. Bryant
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