Form 10-Q
period 2012-09-30
HEALTH MANAGEMENT ASSOCIATES, INC
filed 2012-11-02
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of October 26, 2012, there were 256,368,432 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenue before the provision for doubtful accounts	$1,664,187	$1,398,495	$5,037,246	$4,220,677
Provision for doubtful accounts	(224,078)	(178,873)	(639,902)	(521,729)

Net revenue	1,440,109	1,219,622	4,397,344	3,698,948

Salaries and benefits	637,305	549,857	1,942,322	1,665,093
Supplies	216,819	179,993	677,416	560,248
Rent expense	41,882	38,117	130,746	110,738
Other operating expenses	331,935	267,140	969,350	762,115
Medicare and Medicaid HCIT incentive payments	(24,224)	(1,749)	(31,685)	(1,749)
Depreciation and amortization	91,610	65,605	255,716	194,434
Interest expense	76,814	50,018	240,743	152,088
Other	(2,363)	(1,450)	(1,745)	(1,783)

	1,369,778	1,147,531	4,182,863	3,441,184

Income from continuing operations before income taxes	70,331	72,091	214,481	257,764
Provision for income taxes	(20,913)	(22,387)	(70,931)	(89,178)

Income from continuing operations	49,418	49,704	143,550	168,586
Income (loss) from discontinued operations, including gains/losses on disposals, net of income taxes	(1,389)	255	(5,805)	(1,182)

Consolidated net income	48,029	49,959	137,745	167,404
Net income attributable to noncontrolling interests	(6,685)	(6,231)	(21,757)	(19,541)

Net income attributable to Health Management Associates, Inc.	$41,344	$43,728	$115,988	$147,863

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic and diluted
Continuing operations	$0.17	$0.17	$0.48	$0.59
Discontinued operations	(0.01)	—	(0.03)	(0.01)

Net income	$0.16	$0.17	$0.45	$0.58

Weighted average number of shares outstanding:
Basic	254,516	252,157	254,111	251,327

Diluted	256,784	255,124	256,172	254,703

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Consolidated net income	$48,029	$49,959	$137,745	$167,404
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Changes in fair value	—	7,323	—	27,553
Reclassification adjustments for amortization of expense into net income	19,404	—	59,937	—

Net activity attributable to the interest rate swap contract	19,404	7,323	59,937	27,553

Available-for-sale securities
Unrealized gains (losses), net	4,244	(5,485)	8,828	(4,313)
Adjustments for net (gains) losses reclassified into net income	(443)	(979)	(340)	(1,020)

Net activity attributable to available-for-sale securities	3,801	(6,464)	8,488	(5,333)

Other comprehensive income (loss) before income taxes	23,205	859	68,425	22,220
Income tax (expense) benefit related to items of other comprehensive income (loss)	(8,863)	(2,897)	(26,240)	(7,963)

Other comprehensive income (loss), net	14,342	(2,038)	42,185	14,257

Total consolidated comprehensive income	62,371	47,921	179,930	181,661
Total comprehensive income attributable to noncontrolling interests	(6,685)	(6,231)	(21,757)	(19,541)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$55,686	$41,690	$158,173	$162,120

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$35,218	$64,143
Available-for-sale securities	146,569	122,277
Accounts receivable, less allowances for doubtful accounts of $715,507 and $578,972 at September 30, 2012 and December 31, 2011, respectively	972,104	903,517
Supplies, prepaid expenses and other assets	218,975	215,595
Prepaid and recoverable income taxes	14,626	61,756
Restricted funds	28,609	28,289
Assets of discontinued operations	8,100	14,561

Total current assets	1,424,201	1,410,138

Property, plant and equipment	5,410,805	5,086,496
Accumulated depreciation and amortization	(1,995,374)	(1,823,324)

Net property, plant and equipment	3,415,431	3,263,172

Restricted funds	120,161	96,244
Goodwill	1,022,313	999,380
Deferred charges and other assets	324,622	235,255

Total assets	$6,306,728	$6,004,189

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$187,708	$198,120
Accrued expenses and other liabilities	613,263	469,729
Deferred income taxes	8,986	50,466
Current maturities of long-term debt and capital lease obligations	92,721	85,509

Total current liabilities	902,678	803,824

Deferred income taxes	281,644	234,080
Long-term debt and capital lease obligations, less current maturities	3,476,368	3,489,489
Other long-term liabilities	477,981	491,037

Total liabilities	5,138,671	5,018,430

Redeemable equity securities	212,663	200,643

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 256,368 shares and 254,156 shares issued at September 30, 2012 and December 31, 2011, respectively	2,564	2,542
Accumulated other comprehensive income (loss), net of income taxes	(53,255)	(95,440)
Additional paid-in capital	169,020	156,859
Retained earnings	821,168	705,180

Total Health Management Associates, Inc. stockholders’ equity	939,497	769,141
Noncontrolling interests	15,897	15,975

Total stockholders’ equity	955,394	785,116

Total liabilities and stockholders’ equity	$6,306,728	$6,004,189

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2012 and 2011

(in thousands)

(unaudited)

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Noncontrolling	Total Stockholders’
	Shares	Par Value	Income (Loss), Net	Capital	Earnings	Interests	Equity

Balances at January 1, 2012	254,156	$2,542	$(95,440)	$156,859	$705,180	$15,975	$785,116
Net income	—	—	—	—	115,988	21,757	137,745
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	5,515	—	—	—	5,515
Change in fair value of interest rate swap contract and amortization of expense into net income, net	—	—	36,670	—	—	—	36,670
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	2,212	22	—	(7,057)	—	—	(7,035)
Stock-based compensation expense	—	—	—	19,492	—	—	19,492
Distributions to noncontrolling shareholders	—	—	—	—	—	(23,598)	(23,598)
Purchases of subsidiary shares from noncontrolling shareholders	—	—	—	(274)	—	(154)	(428)
Noncontrolling shareholder interests in an acquired business	—	—	—	—	—	1,917	1,917

Balances at September 30, 2012	256,368	$2,564	$(53,255)	$169,020	$821,168	$15,897	$955,394

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Retained	Noncontrolling	Total Stockholders’
	Shares	Par Value	Income (Loss), Net	Capital	Earnings	Interests	Equity

Balances at January 1, 2011	250,880	$2,509	$(131,124)	$123,040	$526,470	$12,591	$533,486
Net income	—	—	—	—	147,863	19,541	167,404
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	(3,468)	—	—	—	(3,468)
Change in fair value of interest rate swap contract and amortization of expense into net income, net	—	—	17,725	—	—	—	17,725
Exercises of stock options and related tax matters	1,563	16	—	16,047	—	—	16,063
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	1,660	16	—	(7,429)	—	—	(7,413)
Stock-based compensation expense	—	—	—	19,301	—	—	19,301
Distributions to noncontrolling shareholders	—	—	—	—	—	(20,539)	(20,539)
Noncontrolling shareholder interests in an acquired business	—	—	—	—	—	2,036	2,036

Balances at September 30, 2011	254,103	$2,541	$(116,867)	$150,959	$674,333	$13,629	$724,595

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Consolidated net income	$137,745	$167,404
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	263,960	199,428
Amortization related to interest rate swap contract	59,937	—
Fair value adjustment related to interest rate swap contract	22,965	—
Provision for doubtful accounts	639,902	521,729
Stock-based compensation expense	19,492	19,301
Losses on sales of assets, net	2,114	1,096
Gains on sales of available-for-sale securities, net	(2,350)	(706)
Deferred income tax expense (benefit)	(20,156)	48,375
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(719,495)	(573,902)
Supplies, prepaid expenses and other current assets	(1,962)	(12,251)
Prepaid and recoverable income taxes	52,641	(8)
Deferred charges and other long-term assets	(1,839)	(1,584)
Accounts payable	(10,524)	(5,843)
Accrued expenses and other liabilities	11,355	85,649
Equity compensation excess income tax benefits	(1,444)	(2,919)
Loss from discontinued operations, net	5,805	1,182

Net cash provided by continuing operating activities	458,146	446,951

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	(71,475)	(573,439)
Additions to property, plant and equipment	(282,424)	(202,819)
Proceeds from sales of assets and insurance recoveries	1,932	1,792
Proceeds from sales of discontinued operations	1,392	4,851
Purchases of available-for-sale securities	(1,431,548)	(1,153,492)
Proceeds from sales of available-for-sale securities	1,412,580	1,173,348
Increase in restricted funds, net	(18,723)	(28,260)

Net cash used in continuing investing activities	(388,266)	(778,019)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	17,000	370,700
Principal payments on debt and capital lease obligations	(87,927)	(34,047)
Payments for debt issuance costs	(636)	(10,625)
Proceeds from exercises of stock options	—	14,067
Cash received from noncontrolling shareholders	3,591	—
Cash payments to noncontrolling shareholders	(30,815)	(21,828)
Equity compensation excess income tax benefits	1,444	2,919

Net cash provided by (used in) continuing financing activities	(97,343)	321,186

Net decrease in cash and cash equivalents before discontinued operations	(27,463)	(9,882)
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	(1,327)	8,004
Investing activities (see Note 7)	(135)	(11,583)

Net decrease in cash and cash equivalents	(28,925)	(13,461)
Cash and cash equivalents at the beginning of the period	64,143	101,812

Cash and cash equivalents at the end of the period	$35,218	$88,351

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

1. Business and Basis of Presentation

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) provides health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of September 30, 2012, we operated 70 hospitals in fifteen states with a total of 10,527 licensed beds, including twenty-two hospitals located in Florida, ten hospitals in Mississippi and nine hospitals in Tennessee.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 7.

The condensed consolidated balance sheet as of December 31, 2011 is unaudited; however, it was derived from the audited consolidated financial statements included in our Current Report on Form 8-K that was filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2012 (referred to herein as the “August 2012 Form 8-K”). The interim condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. Our results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and changes in the economy and the health care regulatory environment, including the possible effects of the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and the Budget Control Act of 2011.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Based on the SEC’s guidance, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the August 2012 Form 8-K. Additionally, see Note 2 for information regarding new accounting guidance that we adopted during the nine months ended September 30, 2012.

Our preparation of interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in those financial statements and the accompanying notes. Actual results could differ from those estimates.

The presentation of our consolidated statements of income in the prior year has been modified to conform to (i) the current year presentation for, among other things, Medicare and Medicaid HCIT incentive payments and (ii) new accounting guidance that we adopted during the nine months ended September 30, 2012, which is discussed at Note 2.

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

Net revenue before the provision for doubtful accounts, by major payor source, is summarized in the table below (dollars in thousands).

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012

Medicare	$454,076	27.3%	$1,419,994	28.2%
Medicaid	146,850	8.8	423,235	8.4
Commercial insurance	842,236	50.6	2,487,718	49.4
Self-pay	198,223	11.9	549,834	10.9
Other	22,802	1.4	156,465	3.1

	$1,664,187	100.0%	$5,037,246	100.0%

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

Cost of Revenue. The presentation of costs and expenses in our consolidated statements of income does not differentiate between costs of revenue and other costs because substantially all such costs and expenses relate to providing health care services. Furthermore, we believe that the natural classification of expenses is the most meaningful presentation of our operations. Amounts that could be classified as general and administrative expenses include the costs of our home office, which were approximately $54.2 million and $45.0 million during the three months ended September 30, 2012 and 2011, respectively. The corresponding amounts for the nine months ended September 30, 2012 and 2011 were $165.6 million and $121.5 million, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Long-Term Debt and Capital Lease Obligations

The following discussion of our long-term debt and capital lease obligations should be read in conjunction with Notes 2 and 3 to the audited consolidated financial statements included in the August 2012 Form 8-K. The table below summarizes our long-term debt and capital lease obligations by major component (in thousands).

	September 30, 2012	December 31, 2011
Bank borrowings:
Revolving credit facilities	$—	$—
Term Loan A (as defined below)	684,219	725,000
Term Loan B (as defined below), net of discounts	1,377,305	1,386,258
7.375% Senior Notes due 2020	875,000	875,000
6.125% Senior Notes due 2016, net of discounts	398,693	398,416
3.75% Convertible Senior Subordinated Notes due 2028, net of discounts	84,522	81,648
Capital lease obligations and other long-term debt	149,350	108,676

Long-term debt and capital lease obligations	3,569,089	3,574,998
Less current maturities	(92,721)	(85,509)

Long-term debt and capital lease obligations, less current maturities	$3,476,368	$3,489,489

Bank Borrowings. On November 18, 2011, we completed a restructuring of our long-term debt (the “2011 Debt Restructuring”), which included, among other things, new variable rate senior secured credit facilities with a syndicate of banks (collectively, the “Credit Facilities”). The Credit Facilities consist of: (i) a $500.0 million five-year revolving credit facility (the “Revolving Credit Agreement”); (ii) a $725.0 million five-year term loan (the “Term Loan A”); and (iii) a $1.4 billion seven-year term loan (the “Term Loan B”). We used the net proceeds from the term loans under the Credit Facilities, together with the net proceeds from the sale of our 7.375% Senior Notes due 2020 (the “2020 Senior Notes”), to repay all amounts outstanding under certain predecessor credit facilities.

We can elect whether interest on borrowings under the Credit Facilities is determined using LIBOR or the Base Rate (as defined in the loan agreement). The effective interest rate on such borrowings, which fluctuates with market changes, includes a spread above the rate that we select. The effective interest rate for the Term Loan B is subject to a floor of 1.0% and 2.0% (before consideration of the interest rate spread) when using LIBOR and the Base Rate, respectively. The amount of the interest rate spread is predicated on, among other things, our Consolidated Leverage Ratio (as defined in the loan agreement). We can elect differing interest rates for each of the debt instruments under the Credit Facilities. Interest is payable in arrears at the end of a calendar quarter or on the date that the selected interest duration period ends. At September 30, 2012, the effective interest rates on the Term Loan A and the Term Loan B were 2.9% and 4.5%, respectively. Those rates remained unchanged as of October 26, 2012.

The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the nine months ended September 30, 2012, we borrowed and repaid $17.0 million under the Revolving Credit Agreement. The proceeds from such borrowing were used for acquisition working capital. There were no borrowings under our predecessor revolving credit facility during the nine months ended September 30, 2011; however, as discussed below, one of our subsidiaries borrowed against its then existing revolving credit facility during such period. As of October 26, 2012, standby letters of credit in favor of third parties of approximately $50.1 million reduced the amount available for borrowing under the Revolving Credit Agreement to $449.9 million on such date. Although there were no amounts outstanding on either date, the effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.9% and 2.8% on September 30, 2012 and October 26, 2012, respectively.

On September 30, 2011, one of our wholly owned subsidiaries, Knoxville HMA Holdings, LLC (“HMA Knoxville”), and certain subsidiaries of HMA Knoxville entered into a credit agreement with a syndicate of banks (the “Knoxville Credit Agreement”). HMA Knoxville entered into the Knoxville Credit Agreement to facilitate its September 30, 2011 acquisition of substantially all of the assets of seven general acute care hospitals and certain related ancillary health care operations in east Tennessee. See Note 6 for information regarding this acquisition. In connection with the 2011 Debt Restructuring, the Knoxville Credit Agreement was terminated on November 18, 2011 and all of the then existing principal and accrued interest outstanding thereunder was repaid. The Knoxville Credit Agreement consisted of a $360.0 million term loan and a $150.0 million revolving credit facility. The full amount of the term loan and $10.7 million under the revolving credit facility were borrowed by HMA Knoxville during the nine months ended September 30, 2011 and those borrowings were outstanding on such date. The borrowings were primarily used to (i) fund a portion of the total cash consideration paid to complete the abovementioned acquisition and (ii) pay closing costs associated with the Knoxville Credit Agreement.

Senior Debt Securities. As part of the 2011 Debt Restructuring, we completed a private placement of $875.0 million in aggregate principal amount 2020 Senior Notes. We also entered into an agreement that, among other things, required us to file a registration statement with the SEC with respect to a registered offer to exchange the 2020 Senior Notes

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Long-Term Debt and Capital Lease Obligations (continued)

for publicly registered notes with terms substantially identical, in all material respects, to the 2020 Senior Notes. In connection therewith, we filed a registration statement during August 2012 and incurred approximately $0.5 million of debt issuance costs. Upon such registration statement being declared effective by the SEC on August 30, 2012, we offered the publicly registered notes to holders of the 2020 Senior Notes in exchange for the surrender of their existing notes. During the exchange period, which concluded on September 28, 2012, all of the 2020 Senior Notes were surrendered for the publicly registered notes.

Other. Cash paid for interest on our long-term debt and capital lease obligations during the nine months ended September 30, 2012 and 2011, including amounts that have been capitalized, was approximately $206.6 million and $140.6 million, respectively. Including acquisition transactions, we entered into capital leases and other similar arrangements for real property and equipment aggregating $58.3 million and $49.4 million during the nine months ended September 30, 2012 and 2011, respectively.

See Note 5 for information regarding the estimated fair values of our long-term debt instruments. Additionally, see Note 11 for summarized financial information in respect of our subsidiaries that provide joint and severable guarantees of payment for certain of our long-term debt obligations.

At September 30, 2012, we were in compliance with all of the covenants contained in our debt agreements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerators:
Income from continuing operations	$49,418	$49,704	$143,550	$168,586
Income attributable to noncontrolling interests	(6,685)	(6,231)	(21,757)	(19,541)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	42,733	43,473	121,793	149,045

Income (loss) from discontinued operations attributable to Health Management Associates, Inc. common stockholders	(1,389)	255	(5,805)	(1,182)

Net income attributable to Health Management Associates, Inc. common stockholders	$41,344	$43,728	$115,988	$147,863

Denominators:
Denominator for basic earnings (loss) per share-weighted average number of outstanding common shares	254,516	252,157	254,111	251,327
Dilutive securities: stock-based compensation arrangements	2,268	2,967	2,061	3,376

Denominator for diluted earnings (loss) per share	256,784	255,124	256,172	254,703

Earnings (loss) per share:
Basic
Continuing operations	$0.17	$0.17	$0.48	$0.59
Discontinued operations	(0.01)	—	(0.03)	(0.01)

Net income	$0.16	$0.17	$0.45	$0.58

Diluted
Continuing operations	$0.17	$0.17	$0.48	$0.59
Discontinued operations	(0.01)	—	(0.03)	(0.01)

Net income	$0.16	$0.17	$0.45	$0.58

Securities excluded from diluted earnings (loss) per share because they were antidilutive or performance conditions were not met:
Stock options	3,417	4,803	3,977	3,849

Deferred stock and restricted stock	1,624	916	2,091	783

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

We recognize transfers between levels within the fair value hierarchy on the date of the change in circumstances that requires such transfer. The table below summarizes the estimated fair values of certain of our financial assets (liabilities) as of September 30, 2012 (in thousands).

	Level 1	Level 2	Level 3	Totals
Available-for-sale securities, including those in restricted funds	$258,559	$36,780	$—	$295,339

Interest rate swap contract	$—	$(114,798)	$—	$(114,798)

The estimated fair values of our Level 1 available-for-sale securities were primarily determined by reference to quoted market prices. Our Level 2 available-for-sale securities primarily consisted of: (i) bonds and notes issued by (a) the United States government and its agencies, (b) domestic and foreign corporations and (c) foreign governments; and (ii) preferred securities issued by domestic and foreign corporations. The estimated fair values of these securities are determined using various valuation techniques, including a multi-dimensional relational model that incorporates standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

The estimated fair value of our interest rate swap contract, which is discussed at Note 2(a) to the audited consolidated financial statements included in the August 2012 Form 8-K, was determined using a model that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, forward yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The model also incorporates valuation adjustments for credit risk. The table below summarizes our balance sheet classification of the estimated fair values of our interest rate swap contract liabilities (in thousands).

	September 30, 2012	December 31, 2011

Accrued expenses and other liabilities	$87,200	$86,975
Other long-term liabilities	27,598	75,332

Totals	$114,798	$162,307

Cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other liabilities are reflected in the condensed consolidated balance sheets at their estimated fair values primarily due to their short-term nature.

The estimated fair values of our long-term debt instruments, which are discussed at Note 3, are determined by reference to quoted market prices and/or bid and ask prices in the relevant market. The table below summarizes the estimated fair values of our debt securities (in thousands) and indicates their corresponding level within the fair value hierarchy.

	September 30, 2012	December 31, 2011
Level 1:
6.125% Senior Notes due 2016	$438,000	$416,000
7.375% Senior Notes due 2020	955,938	910,000
3.75% Convertible Senior Subordinated Notes due 2028	97,623	94,391
Level 2:
Term Loan A	684,219	708,688
Term Loan B	1,403,395	1,393,000

The estimated fair values of our other long-term debt instruments reasonably approximate their carrying amounts in the condensed consolidated balance sheets.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

Available-For-Sale Securities (including those in restricted funds). Supplemental information regarding our available-for-sale securities (all of which had no withdrawal restrictions) is set forth in the table below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Values
As of September 30, 2012:
Debt securities and debt-based mutual funds
Government	$150,287	$1,510	$(3)	$151,794
Corporate	80,160	3,940	(109)	83,991
Equity securities and equity-based mutual funds
Domestic	34,082	4,704	(313)	38,473
International	18,773	1,169	(801)	19,141
Commodity-based fund	2,271	—	(331)	1,940

Totals	$285,573	$11,323	$(1,557)	$295,339

As of December 31, 2011:
Debt securities and debt-based mutual funds
Government	$125,338	$1,164	$(25)	$126,477
Corporate	76,995	356	(708)	76,643
Equity securities and equity-based mutual funds
Domestic	26,220	2,354	(431)	28,143
International	15,446	304	(1,288)	14,462
Commodity-based fund	1,533	—	(448)	1,085

Totals	$245,532	$4,178	$(2,900)	$246,810

As of September 30, 2012 and December 31, 2011, investments with aggregate estimated fair values of approximately $14.7 million (204 investments) and $67.0 million (294 investments), respectively, generated the gross unrealized losses disclosed in the above table. We concluded that other-than-temporary impairment charges were not necessary at either of the balance sheet dates because of, among other things, recent declines in the value of the affected securities and/or our brief holding period (i.e., most of such securities have been held for less than one year), as well as our ability to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value. We will continue to monitor and evaluate the recoverability of our available-for-sale securities.

The contractual maturities of debt-based securities held by us as of September 30, 2012, excluding mutual fund holdings, are set forth in the table below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	Amortized	Estimated
	Cost	Fair Values

Within 1 year	$309	$325
After 1 year and through year 5	9,437	9,710
After 5 years and through year 10	8,876	9,312
After 10 years	12,419	12,964

The weighted average cost method is used to calculate the historical cost basis of securities that are sold. Gross realized gains and losses on sales of available-for-sale securities and other investment income, which includes interest and dividends, are summarized in the table below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Realized gains	$2,043	$1,291	$3,508	$1,616
Realized losses	(276)	(592)	(1,158)	(910)
Investment income	1,640	1,548	4,760	4,225

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

Restricted Funds. Our restricted funds, which consisted solely of available-for-sale securities at both September 30, 2012 and December 31, 2011, are held by a wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands. The assets of such subsidiary are effectively limited to use in its proprietary operations. Supplemental information regarding the available-for-sale securities that are included in restricted funds is set forth in the table below (in thousands).

	Nine Months Ended September 30,
	2012	2011

Proceeds from sales	$52,583	$115,456
Purchases	70,610	136,981

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

2012 Acquisitions. Effective April 1, 2012, one of our subsidiaries acquired from a subsidiary of INTEGRIS Health, Inc. (“Integris”) an 80% interest in each of the following Oklahoma-based general acute care hospitals and certain related health care operations: (i) 53-bed Blackwell Regional Hospital in Blackwell; (ii) 56-bed Clinton Regional Hospital in Clinton; (iii) 25-bed Marshall County Medical Center in Madill; (iv) 52-bed Mayes County Medical Center in Pryor; and (v) 32-bed Seminole Medical Center in Seminole. A subsidiary of Integris retained a 20% interest in each of these entities. The total purchase price for our 80% interest in these five Oklahoma-based hospitals was approximately $61.9 million in cash. During the nine months ended September 30, 2012, certain of our subsidiaries also acquired six ancillary health care businesses for aggregate cash consideration of $9.6 million.

2011 Acquisitions. On September 30, 2011, one of our subsidiaries, Knoxville HMA Holdings, LLC (“HMA Knoxville”), acquired from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc. (“Mercy”) substantially all of the assets of Mercy’s seven general acute care hospitals in east Tennessee. Those hospitals were formerly known as:

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

HMA Knoxville also acquired (i) substantially all of Mercy’s ancillary health care operations that were affiliated with the aforementioned Tennessee-based hospitals (collectively those ancillary facilities are licensed to operate 74 beds) and (ii) Mercy’s Riverside hospital campus (which is licensed to operate 293 beds but is currently idle). Our east Tennessee hospital and health care network is now collectively referred to as Tennova Healthcare. St. Mary’s Medical Center of Scott County and the former Riverside hospital campus were treated as discontinued operations on the date of acquisition (see Note 7). The total purchase price for this acquisition was approximately $532.4 million in cash. Additionally, HMA Knoxville assumed certain long-term lease obligations and will make certain maintenance and capital expenditures at the acquired hospitals. This acquisition was financed with available cash balances, which included the proceeds from sales of available-for-sale securities, and bank financing, which is described at Note 3.

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

Other. Our acquisitions are accounted for using the purchase method of accounting. We use estimated exit price fair values as of the date of acquisition to (i) allocate the related purchase price to the assets acquired and liabilities assumed and (ii) record noncontrolling interests. We use a variety of techniques to estimate exit price fair values, including, but not limited to, valuation methodologies that derive fair values using a market approach based on comparable transactions and an approach based on depreciated replacement cost. We recorded incremental goodwill during each of the nine months ended September 30, 2012 and 2011 because the final negotiated purchase price in certain of our completed acquisitions exceeded the fair value of the net tangible and intangible assets acquired. Most of the goodwill that was added during those periods is expected to be tax deductible.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Acquisitions, Joint Ventures and Other Activity (continued)

The table below summarizes the purchase price allocations for the acquisitions that we completed during the nine months ended September 30, 2012 and 2011; however, in some cases, such purchase price allocations are preliminary and remain subject to future refinement as we gather supplemental information.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Assets acquired:
Current and other assets	$1,811	$24,740
Property, plant and equipment	14,311	496,936
Intangible assets (primarily contractual rights to operate hospitals) and other long-term assets	48,775	55,967
Goodwill	25,176	82,048

Total assets acquired	90,073	659,691

Liabilities assumed:
Current liabilities	(501)	(10,285)
Capital lease obligations and related other	(961)	(61,339)

Total liabilities assumed	(1,462)	(71,624)

Net assets acquired	$88,611	$588,067

We incurred approximately $5.0 million of acquisition-related costs during the nine months ended September 30, 2011. Such costs have been included in other operating expenses in the consolidated statements of income. Our acquisition-related costs for the nine months ended September 30, 2012 were not material. Amounts paid for acquisition-related costs are included in net cash provided by continuing operating activities in the condensed consolidated statements of cash flows.

The operating results of entities that are acquired by our subsidiaries are included in our consolidated financial statements from the date of acquisition. If an acquired entity was subsequently sold, closed or is being held for sale, its operations are included in discontinued operations, which are discussed at Note 7.

The table below sets forth certain combined pro forma financial information as if the Mercy acquisition, which we deem to be material, had closed on January 1, 2010 (in thousands, except per share data).

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

Net revenue before the provision for doubtful accounts	$1,561,817	$4,710,645
Consolidated net income	53,142	170,997
Net income attributable to Health Management Associates, Inc.	46,911	151,456
Earnings per share attributable to Health Management Associates, Inc. common stockholders:
Basic	$0.19	$0.60
Diluted	0.18	0.59

There were no pro forma adjustments included in the above table to reflect potential cost reductions or operating efficiencies. Accordingly, the combined pro forma financial information is for comparative purposes only and is not necessarily indicative of the results that we would have experienced if the Mercy acquisition had actually occurred on January 1, 2010 or that may occur in the future. The table below provides certain summarized financial information in respect of Tennova Healthcare’s operations (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012

Net revenue before the provision for doubtful accounts:
Continuing operations	$165,024	$492,774
Discontinued operations	—	7,346
Income (loss) from operations before income taxes:
Continuing operations	10,879	45,327
Discontinued operations	(2,268)	(8,025)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Acquisitions, Joint Ventures and Other Activity (continued)

Joint Ventures and Redeemable Equity Securities. As of September 30, 2012, we had established joint ventures to own/lease and operate 29 of our hospitals. Local physicians and/or other health care entities own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage the related hospital’s day-to-day operations.

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

As recorded in the condensed consolidated balance sheets, redeemable equity securities represent the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings or the initial unadjusted estimated fair values of contingent rights held by certain noncontrolling shareholders. As of September 30, 2012 and through October 26, 2012, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of our redeemable equity securities is summarized in the table below (in thousands).

	Nine Months Ended September 30,
	2012	2011

Balances at the beginning of the period	$200,643	$201,487
Noncontrolling shareholder interests in acquired businesses	15,218	2,046
Investments by noncontrolling shareholders	3,591	—
Purchases of subsidiary shares from noncontrolling shareholders	(6,789)	(1,289)

Balances at the end of the period	$212,663	$202,244

7. Discontinued Operations

Our discontinued operations during the periods presented herein included: (i) 189-bed Gulf Coast Medical Center in Biloxi, Mississippi; (ii) 25-bed Fishermen’s Hospital in Marathon, Florida; (iii) the 172-bed Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas; (iv) 25-bed St. Mary’s Medical Center of Scott County in Oneida, Tennessee; (v) the 293-bed idle Riverside hospital campus in Knoxville, Tennessee; and (vi) certain other health care operations affiliated with those hospitals. The operating results and cash flows of discontinued operations are included in our consolidated financial statements up to the date of disposition. Additionally, as required by GAAP, the operating results and cash flows of the abovmentioned entities have been separately presented as discontinued operations in the interim condensed consolidated financial statements. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value, less costs to sell. The estimates of fair value are based on recent sales of similar assets, market analyses, pending disposition transactions and market responses based on discussions with, and offers received from, potential buyers (i.e., Level 2 inputs under the GAAP fair value hierarchy described at Note 5).

The Woman’s Center at Dallas Regional Medical Center (the “Woman’s Center”) was closed on June 1, 2008. On May 21, 2012, the remaining real property at the Woman’s Center was sold for cash consideration of approximately $1.4 million, less selling and other related costs. The resulting loss of $1.1 million has been included in our discontinued operations during the nine months ended September 30, 2012. We closed Gulf Coast Medical Center (“GCMC”) on January 1, 2008. On July 18, 2011, the remaining real property at GCMC was sold for cash consideration of $3.4 million, less selling and other related costs. The resulting gain of $0.6 million has been included in our discontinued operations during the three and nine months ended September 30, 2011. During May 2011, one of our subsidiaries entered into a lease termination agreement for Fishermen’s Hospital that became effective on July 1, 2011. As part of the agreement, the hospital’s remaining equipment, as well as certain working capital items, were sold to our former lessor for $1.5 million in cash. The Fishermen’s Hospital lease termination resulted in a goodwill impairment charge of $3.6 million during the nine months ended September 30, 2011.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Discontinued Operations (continued)

One of our subsidiaries acquired St. Mary’s Medical Center of Scott County (“SMMC”) and the idle Riverside hospital campus (“Riverside”) from Mercy on September 30, 2011 (see Note 6 for a discussion of the Mercy acquisition). A portion of the total Mercy acquisition purchase price was allocated to SMMC and Riverside and included as an investing activity of our discontinued operations in the condensed consolidated statements of cash flows. SMMC was a leased facility with a lease agreement that expired on May 24, 2012. On such date, the SMMC facility was returned to the lessor. Mercy had closed the hospital at the Riverside location prior to our acquisition. Although we are currently evaluating various disposal alternatives, the timing of a divestiture of the Riverside hospital facility has not yet been determined. We recently concluded that the estimated fair value of the long-lived assets at the Riverside hospital facility, less costs to sell, was lower than the corresponding net book value of such assets. Accordingly, we recorded a long-lived asset impairment charge of approximately $1.2 million during the three and nine months ended September 30, 2012 to reduce the affected long-lived assets to their estimated net realizable value.

The table below sets forth the underlying details of our discontinued operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenue before the provision for doubtful accounts	$—	$—	$7,316	$13,603
Provision for doubtful accounts	—	—	(2,139)	(2,741)

Net revenue	—	—	5,177	10,862

Salaries and benefits	192	—	4,587	4,535
Depreciation and amortization	—	—	1,988	1,182
Other operating expenses	889	203	5,791	3,766
(Gains) losses on sales of assets, net	—	(619)	1,102	(304)
Long-lived asset and goodwill impairment charges	1,187	—	1,187	3,614

	2,268	(416)	14,655	12,793

Income (loss) before income taxes	(2,268)	416	(9,478)	(1,931)
Income tax (expense) benefit	879	(161)	3,673	749

Income (loss) from discontinued operations	$(1,389)	$255	$(5,805)	$(1,182)

The table below summarizes the principal components of our assets of discontinued operations (in thousands).

	September 30, 2012	December 31, 2011

Supplies, prepaid expenses and other assets	$—	$569
Property, plant and equipment, net, and other	8,100	13,992

Total assets of discontinued operations	$8,100	$14,561

8. Income Taxes

Our effective income tax rates were approximately 33.1% and 34.6% during the nine months ended September 30, 2012 and 2011, respectively, and 29.7% and 31.1% during the three months ended September 30, 2012 and 2011, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 370 basis points and 280 basis points during the nine months ended September 30, 2012 and 2011, respectively. The corresponding impact was 310 basis points and 290 basis points during the three months ended September 30, 2012 and 2011, respectively.

Both our 2012 and 2011 provisions for income taxes were favorably impacted by the finalization of certain federal and state income tax returns. Our 2011 provision for income taxes also benefited from the satisfactory conclusion of certain state tax audits and examinations.

Our net federal and state income tax payments during the nine months ended September 30, 2012 and 2011 approximated $38.3 million and $40.2 million, respectively.

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

	Unrealized Gains (Losses) on Available-for-Sale Securities	Interest Rate Swap Contract	Totals

Balances at January 1, 2012, net of income taxes of $60,635	$831	$(96,271)	$(95,440)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $3,092	5,736	—	5,736
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $119	(221)	—	(221)
Reclassification adjustments for amortization of expense into net income, net of income taxes of $23,267	—	36,670	36,670

Balances at September 30, 2012, net of income taxes of $34,395	$6,346	$(59,601)	$(53,255)

Balances at January 1, 2011, net of income taxes of $81,933	$1,572	$(132,696)	$(131,124)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $1,508	(2,805)	—	(2,805)
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $357	(663)	—	(663)
Change in fair value of interest rate swap contract, net of income taxes of $9,828	—	17,725	17,725

Balances at September 30, 2011, net of income taxes of $73,970	$(1,896)	$(114,971)	$(116,867)

Prior to our debt restructuring on November 18, 2011, which is discussed at Note 2(a) to the audited consolidated financial statements included in the August 2012 Form 8-K, our interest rate swap contract had been a perfectly effective cash flow hedge instrument that was used to manage the risk of variable interest rate fluctuation on certain long-term debt. Changes in the estimated fair value of our interest rate swap contract were previously recognized as a component of other comprehensive income (loss). Because of our debt restructuring, the interest rate swap contract, which expires in February 2014, is no longer an effective cash flow hedge instrument. Therefore, changes in its estimated fair value subsequent to our debt restructuring are no longer included in other comprehensive income (loss) but are recognized in our consolidated statements of income as interest expense. Future amortization of the accumulated other comprehensive loss attributable to our interest rate swap contract is expected to approximate $72.5 million during the twelve months ending September 30, 2013.

10. Commitments and Contingencies

Physician and Physician Group Guarantees. We are committed to providing financial assistance to physicians and physician groups practicing in the communities that our hospitals serve through certain recruiting arrangements and professional services agreements. At September 30, 2012, we were committed to guarantees of approximately $214.0 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the related contractual measurement period, which generally approximates one to two years. We believe that the recorded liabilities for physician and physician group guarantees of $92.6 million and $30.2 million at September 30, 2012 and December 31, 2011, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

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

During September 2010, Health Management received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain Health Management hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by Health Management’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. We are cooperating with the DOJ in its ongoing investigation, which could potentially give rise to claims against Health Management and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, we are conducting an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against Health Management or its hospitals in this matter and, at this time, we are unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

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

Class Action Lawsuits. On or about January 25, 2012, Health Management and certain of its executive officers, one of whom is a director, were named as defendants in an action entitled Milen Sapssov v. Health Management Associates, Inc. et al., which was filed in the U.S. District Court for the Middle District of Florida. This action purported to have been brought on behalf of stockholders who purchased our common stock during the period from July 27, 2009 through January 9, 2012 and alleged that Health Management made false and misleading statements in certain public disclosures regarding its business and financial results. A substantially similar purported class action lawsuit, entitled Norfolk County Retirement System v. Health Management Associates, Inc. et al., was filed against the same defendants on or about February 2, 2012 in the U.S. District Court for the Middle District of Florida. On April 30, 2012, the two class action lawsuits were consolidated in the same court under the caption In Re: Health Management Associates, Inc. et al. (Case No. 2:12-cv-00046-JES-DNF) and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the plaintiffs filed an amended consolidated complaint purportedly on behalf of the same class of stockholders as alleged in the prior complaints and asserting claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the plaintiffs claim that Health Management inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

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

11. Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc. (referred to as the “Parent Issuer” for the remainder of this Note 11) is the primary obligor under the Credit Facilities, as well as our 2020 Senior Notes and our 6.125% Senior Notes due 2016. Certain of the Parent Issuer’s material domestic subsidiaries that are 100% owned (the “Guarantor Subsidiaries”) provide joint and several unconditional guarantees as to payment for borrowings under such long-term debt arrangements; however, other Parent Issuer subsidiaries (the “Non-Guarantor Subsidiaries”) have not been required to provide any such guarantees. See Note 3 herein and Note 2 to the audited consolidated financial statements included in the August 2012 Form 8-K for information regarding our long-term debt arrangements. On the pages that follow are schedules presenting condensed consolidating financial statements as of September 30, 2012 and December 31, 2011, as well as the three and nine months ended September 30, 2012 and 2011. However, this financial information may not necessarily be indicative of the results of operations, cash flows or financial position of the Parent Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries if they had operated as independent entities.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$842,638	$821,549	$—	$1,664,187
Provision for doubtful accounts	—	(119,816)	(104,262)	—	(224,078)

Net revenue	—	722,822	717,287	—	1,440,109

Salaries and benefits	—	276,557	360,748	—	637,305
Supplies	—	119,713	97,106	—	216,819
Rent expense	—	18,935	22,947	—	41,882
Other operating expenses	—	152,110	179,825	—	331,935
Medicare and Medicaid HCIT incentive payments	—	(15,990)	(8,234)	—	(24,224)
Equity in the earnings of consolidated subsidiaries	(93,292)	—	—	93,292	—
Depreciation and amortization	4,946	44,507	42,157	—	91,610
Interest expense	72,788	1,641	2,385	—	76,814
Other	(362)	(187)	(1,814)	—	(2,363)

	(15,920)	597,286	695,120	93,292	1,369,778

Income from continuing operations before income taxes	15,920	125,536	22,167	(93,292)	70,331
Income tax (expense) benefit	25,424	(41,250)	(5,087)	—	(20,913)

Income from continuing operations	41,344	84,286	17,080	(93,292)	49,418
Income (loss) from discontinued operations, including gains/losses on disposals, net of income taxes	—	—	(1,389)	—	(1,389)

Consolidated net income	41,344	84,286	15,691	(93,292)	48,029
Net income attributable to noncontrolling interests	—	—	(6,685)	—	(6,685)

Net income attributable to Health Management Associates, Inc.	$41,344	$84,286	$9,006	$(93,292)	$41,344

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$41,344	$84,286	$15,691	$(93,292)	$48,029
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Reclassification adjustments for amortization of expense into net income	19,404	—	—	—	19,404
Available-for-sale securities
Unrealized gains (losses), net	(1)	—	4,245	—	4,244
Adjustments for net (gains) losses reclassified into net income	—	—	(443)	—	(443)

Other comprehensive income (loss) before income taxes	19,403	—	3,802	—	23,205
Income tax (expense) benefit related to items of other comprehensive income (loss)	(7,531)	—	(1,332)	—	(8,863)

Other comprehensive income (loss), net	11,872	—	2,470	—	14,342

Total consolidated comprehensive income	53,216	84,286	18,161	(93,292)	62,371
Total comprehensive income attributable to noncontrolling interests	—	—	(6,685)	—	(6,685)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$53,216	$84,286	$11,476	$(93,292)	$55,686

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$800,011	$598,484	$—	$1,398,495
Provision for doubtful accounts	—	(103,178)	(75,695)	—	(178,873)

Net revenue	—	696,833	522,789	—	1,219,622

Salaries and benefits	—	276,691	273,166	—	549,857
Supplies	—	114,368	65,625	—	179,993
Rent expense	—	19,447	18,670	—	38,117
Other operating expenses	—	142,853	124,287	—	267,140
Medicare and Medicaid HCIT incentive payments	—	—	(1,749)	—	(1,749)
Equity in the earnings of consolidated subsidiaries	(76,186)	—	—	76,186	—
Depreciation and amortization	2,013	39,441	24,151	—	65,605
Interest expense	47,630	1,107	1,281	—	50,018
Other	(471)	268	(1,247)	—	(1,450)

	(27,014)	594,175	504,184	76,186	1,147,531

Income from continuing operations before income taxes	27,014	102,658	18,605	(76,186)	72,091
Income tax (expense) benefit	16,714	(34,859)	(4,242)	—	(22,387)

Income from continuing operations	43,728	67,799	14,363	(76,186)	49,704
Income (loss) from discontinued operations, including gains/losses on disposals, net of income taxes	—	—	255	—	255

Consolidated net income	43,728	67,799	14,618	(76,186)	49,959
Net income attributable to noncontrolling interests	—	(107)	(6,124)	—	(6,231)

Net income attributable to Health Management Associates, Inc.	$43,728	$67,692	$8,494	$(76,186)	$43,728

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$43,728	$67,799	$14,618	$(76,186)	$49,959
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Changes in fair value	7,323	—	—	—	7,323
Available-for-sale securities
Unrealized gains (losses), net	37	—	(5,522)	—	(5,485)
Adjustments for net (gains) losses reclassified into net income	—	—	(979)	—	(979)

Other comprehensive income (loss) before income taxes	7,360	—	(6,501)	—	859
Income tax (expense) benefit related to items of other comprehensive income (loss)	(5,173)	—	2,276	—	(2,897)

Other comprehensive income (loss), net	2,187	—	(4,225)	—	(2,038)

Total consolidated comprehensive income	45,915	67,799	10,393	(76,186)	47,921
Total comprehensive income attributable to noncontrolling interests	—	(107)	(6,124)	—	(6,231)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$45,915	$67,692	$4,269	$(76,186)	$41,690

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$2,574,219	$2,463,027	$—	$5,037,246
Provision for doubtful accounts	—	(345,117)	(294,785)	—	(639,902)

Net revenue	—	2,229,102	2,168,242	—	4,397,344

Salaries and benefits	—	842,466	1,099,856	—	1,942,322
Supplies	—	377,681	299,735	—	677,416
Rent expense	—	59,069	71,677	—	130,746
Other operating expenses	—	458,307	511,043	—	969,350
Medicare and Medicaid HCIT incentive payments	—	(18,302)	(13,383)	—	(31,685)
Equity in the earnings of consolidated subsidiaries	(267,094)	—	—	267,094	—
Depreciation and amortization	10,623	129,026	116,067	—	255,716
Interest expense	229,237	4,597	6,909	—	240,743
Other	(768)	(378)	(599)	—	(1,745)

	(28,002)	1,852,466	2,091,305	267,094	4,182,863

Income from continuing operations before income taxes	28,002	376,636	76,937	(267,094)	214,481
Income tax (expense) benefit	87,986	(138,550)	(20,367)	—	(70,931)

Income from continuing operations	115,988	238,086	56,570	(267,094)	143,550
Income (loss) from discontinued operations, including gains/losses on disposals, net of income taxes	—	—	(5,805)	—	(5,805)

Consolidated net income	115,988	238,086	50,765	(267,094)	137,745
Net income attributable to noncontrolling interests	—	(165)	(21,592)	—	(21,757)

Net income attributable to Health Management Associates, Inc.	$115,988	$237,921	$29,173	$(267,094)	$115,988

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$115,988	$238,086	$50,765	$(267,094)	$137,745
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Reclassification adjustments for amortization of expense into net income	59,937	—	—	—	59,937
Available-for-sale securities
Unrealized gains (losses), net	66	—	8,762	—	8,828
Adjustments for net (gains) losses reclassified into net income	—	—	(340)	—	(340)

Other comprehensive income (loss) before income taxes	60,003	—	8,422	—	68,425
Income tax (expense) benefit related to items of other comprehensive income (loss)	(23,292)	—	(2,948)	—	(26,240)

Other comprehensive income (loss), net	36,711	—	5,474	—	42,185

Total consolidated comprehensive income	152,699	238,086	56,239	(267,094)	179,930
Total comprehensive income attributable to noncontrolling interests	—	(165)	(21,592)	—	(21,757)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$152,699	$237,921	$34,647	$(267,094)	$158,173

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$2,433,974	$1,786,703	$—	$4,220,677
Provision for doubtful accounts	—	(290,019)	(231,710)	—	(521,729)

Net revenue	—	2,143,955	1,554,993	—	3,698,948

Salaries and benefits	—	846,924	818,169	—	1,665,093
Supplies	—	362,774	197,474	—	560,248
Rent expense	—	56,651	54,087	—	110,738
Other operating expenses	—	418,519	343,596	—	762,115
Medicare and Medicaid HCIT incentive payments	—	—	(1,749)	—	(1,749)
Equity in the earnings of consolidated subsidiaries	(241,819)	—	—	241,819	—
Depreciation and amortization	5,632	118,073	70,729	—	194,434
Interest expense	145,514	2,920	3,654	—	152,088
Other	(985)	1,121	(1,919)	—	(1,783)

	(91,658)	1,806,982	1,484,041	241,819	3,441,184

Income from continuing operations before income taxes	91,658	336,973	70,952	(241,819)	257,764
Income tax (expense) benefit	56,205	(126,005)	(19,378)	—	(89,178)

Income from continuing operations	147,863	210,968	51,574	(241,819)	168,586
Income (loss) from discontinued operations, including gains/losses on disposals, net of income taxes	—	—	(1,182)	—	(1,182)

Consolidated net income	147,863	210,968	50,392	(241,819)	167,404
Net income attributable to noncontrolling interests	—	(359)	(19,182)	—	(19,541)

Net income attributable to Health Management Associates, Inc.	$147,863	$210,609	$31,210	$(241,819)	$147,863

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$147,863	$210,968	$50,392	$(241,819)	$167,404
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Changes in fair value	27,553	—	—	—	27,553
Available-for-sale securities
Unrealized gains (losses), net	—	—	(4,313)	—	(4,313)
Adjustments for net (gains) losses reclassified into net income	159	—	(1,179)	—	(1,020)

Other comprehensive income (loss) before income taxes	27,712	—	(5,492)	—	22,220
Income tax (expense) benefit related to items of other comprehensive income (loss)	(9,884)	—	1,921	—	(7,963)

Other comprehensive income (loss), net	17,828	—	(3,571)	—	14,257

Total consolidated comprehensive income	165,691	210,968	46,821	(241,819)	181,661
Total comprehensive income attributable to noncontrolling interests	—	(359)	(19,182)	—	(19,541)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$165,691	$210,609	$27,639	$(241,819)	$162,120

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

September 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$9,072	$20,814	$5,332	$—	$35,218
Available-for-sale securities	96,277	—	50,292	—	146,569
Accounts receivable, net	—	507,192	464,912	—	972,104
Supplies, prepaid expenses and other assets	3,723	114,855	100,397	—	218,975
Prepaid and recoverable income taxes	14,626	—	—	—	14,626
Restricted funds	—	—	28,609	—	28,609
Assets of discontinued operations	—	—	8,100	—	8,100

Total current assets	123,698	642,861	657,642	—	1,424,201

Property, plant and equipment, net	87,745	1,848,052	1,479,634	—	3,415,431
Investments in consolidated subsidiaries	1,836,486	—	—	(1,836,486)	—
Restricted funds	—	—	120,161	—	120,161
Goodwill	—	568,182	454,131	—	1,022,313
Deferred charges and other assets	80,799	75,309	168,514	—	324,622

Total assets	$2,128,728	$3,134,404	$2,880,082	$(1,836,486)	$6,306,728

Current liabilities:
Accounts payable	$26,961	$85,799	$74,948	$—	$187,708
Accrued expenses and other current liabilities	124,978	214,511	273,774	—	613,263
Deferred income taxes	8,986	—	—	—	8,986
Current maturities of long-term debt and capital lease obligations	68,375	17,369	6,977	—	92,721

Total current liabilities	229,300	317,679	355,699	—	902,678

Deferred income taxes	281,644	—	—	—	281,644
Long-term debt and capital lease obligations, less current maturities	3,351,364	54,963	70,041	—	3,476,368
Intercompany balances	(2,759,397)	(612,981)	3,372,378	—	—
Other long-term liabilities	86,320	53,740	337,921	—	477,981

Total liabilities	1,189,231	(186,599)	4,136,039	—	5,138,671

Redeemable equity securities	—	—	212,663	—	212,663

Stockholders’ equity:
Total Health Management Associates, Inc. stockholders’ equity	939,497	3,321,003	(1,484,517)	(1,836,486)	939,497
Noncontrolling interests	—	—	15,897	—	15,897

Total stockholders’ equity	939,497	3,321,003	(1,468,620)	(1,836,486)	955,394

Total liabilities and stockholders’ equity	$2,128,728	$3,134,404	$2,880,082	$(1,836,486)	$6,306,728

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

December 31, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$28,586	$47,094	$(11,537)	$—	$64,143
Available-for-sale securities	81,654	—	40,623	—	122,277
Accounts receivable, net	—	474,847	428,670	—	903,517
Supplies, prepaid expenses and other assets	4,953	115,193	95,449	—	215,595
Prepaid and recoverable income taxes	61,756	—	—	—	61,756
Restricted funds	—	—	28,289	—	28,289
Assets of discontinued operations	—	—	14,561	—	14,561

Total current assets	176,949	637,134	596,055	—	1,410,138

Property, plant and equipment, net	89,419	1,729,632	1,444,121	—	3,263,172
Investments in consolidated subsidiaries	1,948,185	—	—	(1,948,185)	—
Restricted funds	—	—	96,244	—	96,244
Goodwill	—	568,182	431,198	—	999,380
Deferred charges and other assets	81,265	40,962	113,028	—	235,255

Total assets	$2,295,818	$2,975,910	$2,680,646	$(1,948,185)	$6,004,189

Current liabilities:
Accounts payable	$40,188	$84,870	$73,062	$—	$198,120
Accrued expenses and other current liabilities	113,262	132,540	223,927	—	469,729
Deferred income taxes	50,466	—	—	—	50,466
Current maturities of long-term debt and capital lease obligations	68,375	8,941	8,193	—	85,509

Total current liabilities	272,291	226,351	305,182	—	803,824

Deferred income taxes	234,080	—	—	—	234,080
Long-term debt and capital lease obligations, less current maturities	3,397,948	30,819	60,722	—	3,489,489
Intercompany balances	(2,503,302)	(437,179)	2,940,481	—	—
Other long-term liabilities	125,660	53,997	311,380	—	491,037

Total liabilities	1,526,677	(126,012)	3,617,765	—	5,018,430

Redeemable equity securities	—	2,805	197,838	—	200,643

Stockholders’ equity:
Total Health Management Associates, Inc. stockholders’ equity	769,141	3,098,859	(1,150,674)	(1,948,185)	769,141
Noncontrolling interests	—	258	15,717	—	15,975

Total stockholders’ equity	769,141	3,099,117	(1,134,957)	(1,948,185)	785,116

Total liabilities and stockholders’ equity	$2,295,818	$2,975,910	$2,680,646	$(1,948,185)	$6,004,189

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$(80,829)	$355,672	$183,303	$458,146

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	—	(800)	(70,675)	(71,475)
Additions to property, plant and equipment	(16,705)	(178,183)	(87,536)	(282,424)
Proceeds from sales of assets and insurance recoveries	—	—	1,932	1,932
Proceeds from sales of discontinued operations	—	—	1,392	1,392
Purchases of available-for-sale securities	(1,395,665)	—	(35,883)	(1,431,548)
Proceeds from sales of available-for-sale securities	1,380,985	—	31,595	1,412,580
Increase in restricted funds, net	—	—	(18,723)	(18,723)

Net cash provided by (used in) continuing investing activities	(31,385)	(178,983)	(177,898)	(388,266)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	17,000	—	—	17,000
Principal payments on debt and capital lease obligations	(68,890)	(11,693)	(7,344)	(87,927)
Payments for debt issuance costs	(636)	—	—	(636)
Cash received from noncontrolling shareholders	—	—	3,591	3,591
Cash payments to noncontrolling shareholders	—	(3,325)	(27,490)	(30,815)
Changes in intercompany balances, net	143,782	(187,951)	44,169	—
Equity compensation excess income tax benefits	1,444	—	—	1,444

Net cash provided by (used in) continuing financing activities	92,700	(202,969)	12,926	(97,343)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(19,514)	(26,280)	18,331	(27,463)
Net cash provided by (used in) discontinued operations	—	—	(1,462)	(1,462)

Net increase (decrease) in cash and cash equivalents	(19,514)	(26,280)	16,869	(28,925)
Cash and cash equivalents at the beginning of the period	28,586	47,094	(11,537)	64,143

Cash and cash equivalents at the end of the period	$9,072	$20,814	$5,332	$35,218

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$(18,972)	$301,339	$164,584	$446,951

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	—	(3,714)	(569,725)	(573,439)
Additions to property, plant and equipment	(24,069)	(127,433)	(51,317)	(202,819)
Proceeds from sales of assets and insurance recoveries	—	1,754	38	1,792
Proceeds from sales of discontinued operations	—	—	4,851	4,851
Purchases of available-for-sale securities	(1,104,087)	—	(49,405)	(1,153,492)
Proceeds from sales of available-for-sale securities	1,128,920	—	44,428	1,173,348
Increase in restricted funds, net	—	—	(28,260)	(28,260)

Net cash provided by (used in) continuing investing activities	764	(129,393)	(649,390)	(778,019)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	—	370,700	370,700
Principal payments on debt and capital lease obligations	(21,017)	(6,416)	(6,614)	(34,047)
Payments for debt issuance costs	—	—	(10,625)	(10,625)
Proceeds from exercises of stock options	14,067	—	—	14,067
Cash payments to noncontrolling shareholders	—	(382)	(21,446)	(21,828)
Changes in intercompany balances, net	27,556	(186,822)	159,266	—
Equity compensation excess income tax benefits	2,919	—	—	2,919

Net cash provided by (used in) continuing financing activities	23,525	(193,620)	491,281	321,186

Net increase (decrease) in cash and cash equivalents before discontinued operations	5,317	(21,674)	6,475	(9,882)
Net cash provided by (used in) discontinued operations	—	—	(3,579)	(3,579)

Net increase (decrease) in cash and cash equivalents	5,317	(21,674)	2,896	(13,461)
Cash and cash equivalents at the beginning of the period	51,734	44,256	5,822	101,812

Cash and cash equivalents at the end of the period	$57,051	$22,582	$8,718	$88,351

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

As of September 30, 2012, Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operated 70 hospitals with a total of 10,527 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. The operating results of hospitals and other ancillary health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1. Discontinued operations were not material to our consolidated results of operations during the periods presented herein.

During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Act”) were signed into law by President Obama. The primary goals of the Health Care Reform Act are to: (i) provide coverage by January 1, 2014 to an estimated 32 to 34 million Americans who currently do not have health insurance; (ii) reform the health care delivery system to improve quality; and (iii) lower the overall costs of providing health care. To accomplish the goal of expanding coverage, the new legislation mandates that all Americans maintain a minimum level of health care coverage. To that end, the Health Care Reform Act expands Medicaid coverage, provides federal subsidies to assist low-income individuals when they obtain health insurance and establishes insurance exchanges through which individuals and small employers can purchase health insurance. Health care cost savings under the Health Care Reform Act are expected to come from: (i) reductions in Medicare and Medicaid reimbursement payments to health care providers, including hospital operators; (ii) initiatives to reduce fraud, waste and abuse in government reimbursement programs; and (iii) other reforms to federal and state reimbursement systems. Although certain aspects of the Health Care Reform Act have already become effective, it will be several years before most of the far-reaching and innovative provisions of the legislation are fully implemented. While we continue to evaluate the provisions of the Health Care Reform Act, its overall effect on our business cannot be determined at the present time because, among other things, the legislation is very broad in scope and uncertainties exist regarding the interpretation and future implementation of many of the regulations mandated under the Health Care Reform Act. Additionally, the Health Care Reform Act remains subject to significant legislative debate, including possible amendment and/or a full or partial repeal. For further discussion of the Health Care Reform Act and its possible impact on our business and results of operations, see (i) “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the three months ended June 30, 2012 and (ii) “Business – Sources of Revenue” in Item 1 of Part I and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

During the three months ended September 30, 2012, which we refer to as the 2012 Three Month Period, we experienced growth in our net revenue before the provision for doubtful accounts over the three months ended September 30, 2011, which we refer to as the 2011 Three Month Period, of approximately 19.0%. Such growth principally resulted from: (i) our acquisition of six Tennessee-based general acute care hospitals and other ancillary health care operations with a total of 882 licensed beds (collectively, the “Mercy Hospitals”) on September 30, 2011; (ii) our acquisition of an 80% interest in each of five Oklahoma-based general acute care hospitals with a total of 218 licensed beds and certain related health care operations (collectively, the “Integris Hospitals”) in April 2012; (iii) increased surgical volume attributable to physician recruitment and market service development (e.g., ambulatory surgical centers, robotic surgical systems, etc.) at certain of our hospitals and other health care facilities; (iv) an increase in emergency room visits, which we believe was attributable, in part, to our dedicated focus on emergency room operations; and (v) improvements in reimbursement rates that resulted primarily from renegotiated agreements with certain commercial health insurance providers. During the 2012 Three Month Period, we recognized a benefit of approximately $24.2 million from the meaningful use measurement standard under various Medicare and Medicaid Healthcare Information Technology incentive programs (collectively, the “HCIT Programs”), as compared to a $1.7 million benefit during the 2011 Three Month Period. The timing of our recognition of benefits under these programs correlates to the availability of program funding and our achievement of the related incentive criteria. Items that adversely affected our profitability during the 2012 Three Month Period included increases in interest expense (principally non-cash charges), costs associated with government investigations and depreciation and amortization. Overall, our year-over-year income from continuing operations was effectively unchanged.

Our strategic operational objectives include increasing patient volume and operating margins, while at the same time moderating the provision for doubtful accounts. Our specific plans include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor and vendor contracts and developing action plans responsive to feedback from patient, physician and employee satisfaction surveys. Based on the needs of the communities that we serve, we also seek opportunities for market service development, including, among other things, establishing ambulatory surgical centers, urgent care centers, cardiac cath labs, angiography suites and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we are investing significant resources in physician recruitment and retention (primary care physicians and specialists), emergency room operations, advanced robotic surgical systems, replacement hospital construction and other capital projects. For example, we continue to implement ER Extra®, which is our signature patient-centered emergency room program that is designed to reduce patient wait times, enhance patient satisfaction and improve the quality and scope of patient assessments. Additionally, we have deployed new MAKOplasty® and da Vinci® robotic surgical systems at many of our hospitals and, in April 2012, we opened the newly constructed Clearview Regional Medical Center, which was built to replace Walton Regional Medical Center in Monroe, Georgia. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and yield increased surgical volume, emergency room visits and admissions. Additionally, as we consider potential acquisitions, joint ventures and partnerships in 2012 and beyond, we believe that continually improving our existing operations provides us with a fundamentally sound infrastructure upon which we can add hospitals and other ancillary health care businesses.

We have also taken steps that we believe are necessary to achieve industry leadership in patient safety and quality. Our goal is to be the highest rated health care provider of any hospital system in the country, as measured by Medicare. With our knowledgeable and experienced clinical affairs leadership supporting this critical quality initiative, we measure key performance objectives, maintain accountability for achieving those objectives and recognize the leaders whose quality indicators and clinical outcomes demonstrate improvement. As most recently reported by the Centers for Medicare and Medicaid Services, all four of our core measure care areas (i.e., myocardial infarction, congestive heart failure, pneumonia and surgical care improvement project) have dramatically improved since the commencement of our clinical quality initiatives and we now rank second in core measures amongst large for-profit hospital systems. Additionally, The Joint Commission, a leading independent not-for-profit organization that accredits and certifies health care organizations in the United States, recently named 64% of our hospitals as Top Performers on Key Quality Measures, which compared to a nationwide achievement rate of approximately 18%. Moreover, 77% of our hospitals that were top performers during 2010 were once again recognized by The Joint Commission this year based on 2011 quality performance statistics. To determine top performers, The Joint Commission aggregates certain evidence-based accountability data, including core measurement performance data.

Outpatient services continue to play an important role in the delivery of health care in our markets, with over half of our net revenue before the provision for doubtful accounts generated on an outpatient basis. Recognizing the importance of these services, we have improved many of our health care facilities to accommodate the outpatient needs of the communities that they serve. We have also invested substantial capital in many of our hospitals and physician practices during the past several years, resulting in improvements and enhancements to our diagnostic imaging and ambulatory surgical services.

During the past several years, various economic and other factors have resulted in a large number of uninsured and underinsured patients seeking health care in the United States. Self-pay admissions as a percent of total admissions at our hospitals were approximately 7.1% and 7.4% during the 2012 Three Month Period and the 2011 Three Month Period, respectively. We continue to take various measures to address the impact of uninsured and underinsured patients on our business. Additionally, one of the primary goals of the Health Care Reform Act is to provide health insurance coverage to more Americans. Nevertheless, there can be no assurances that our self-pay admissions will not grow in future periods, especially in light of the prolonged downturn in the economy and correspondingly higher levels of unemployment in many of the markets served by our hospitals. Therefore, we regularly evaluate our self-pay patient policies and programs and consider changes or modifications as circumstances warrant.

Critical Accounting Policies and Estimates Update

General. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider a critical accounting policy to be one that requires us to make significant judgments and estimates when we prepare our consolidated financial statements. Such critical accounting policies and estimates, which are more fully described in Item 7 of Part II of Exhibit 99.1 to our Current Report on Form 8-K that was filed with the Securities and Exchange Commission on August 10, 2012, include (i) revenue; (ii) the provision for doubtful accounts; (iii) impairments of long-lived assets and goodwill; (iv) income taxes; (v) professional liability risks and other self-insured programs; and (vi) loss contingencies.

There were no material changes to our critical accounting policies and estimates during the 2012 Three Month Period. However, see Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding certain new accounting guidance that we adopted during 2012. Such new accounting guidance did not have a material impact on our consolidated financial statements.

Goodwill. We test our goodwill for impairment on an annual basis (i.e., each October 1) and whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on many qualitative and quantitative factors, including market conditions and operational performance. When performing the goodwill impairment test, among other things, we compare the estimated fair values of the net assets of our reporting units that are potentially impaired to the corresponding carrying amounts on our consolidated balance sheet. If the estimated fair value of one of our reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of the reporting unit’s goodwill, compare such fair value to the corresponding carrying amount and, if necessary, record a goodwill impairment charge. We do not believe that any of our reporting units are currently at risk of requiring a goodwill impairment charge; however, we have not yet completed our October 1, 2012 annual impairment testing.

2012 Three Month Period Compared to the 2011 Three Month Period

The tables below summarize our operating results for the 2012 Three Month Period and the 2011 Three Month Period. Hospitals that were owned/leased and operated by us for one year or more as of September 30, 2012 are referred to as same three month hospitals. For all year-over-year comparative discussions herein, the operating results of our same three month hospitals are only considered to the extent that there was a similar period of operation in both years.

	Three Months Ended September 30,
	2012		2011
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue before the provision for doubtful accounts	$1,664,187		$1,398,495
Provision for doubtful accounts	(224,078)		(178,873)

Net revenue	1,440,109	100.0%	1,219,622		100.0%

Salaries and benefits	637,305	44.3	549,857		45.1
Supplies	216,819	15.1	179,993		14.7
Rent expense	41,882	2.9	38,117		3.1
Other operating expenses	331,935	23.0	267,140		21.9
Medicare and Medicaid HCIT incentive payments	(24,224)	(1.7)	(1,749)		(0.1)
Depreciation and amortization	91,610	6.4	65,605		5.4
Interest expense	76,814	5.3	50,018		4.1
Other	(2,363)	(0.2)	(1,450)		(0.1)

	1,369,778	95.1	1,147,531		94.1

Income from continuing operations before income taxes	70,331	4.9	72,091		5.9
Provision for income taxes	(20,913)	(1.5)	(22,387)		(1.8)

Income from continuing operations	$49,418	3.4%	$49,704		4.1%

	Three Months Ended September 30,				Percent
	2012	2011	Change		Change

Same Three Month Hospitals*
Occupancy	38.9%	41.1%	(220)	bps**	n/a
Patient days	318,357	335,934	(17,577)		(5.2)%
Admissions	76,166	81,411	(5,245)		(6.4)%
Adjusted admissions †	151,620	155,097	(3,477)		(2.2)%
Emergency room visits	392,181	376,539	15,642		4.2%
Surgeries	82,322	81,665	657		0.8%
Outpatient revenue percent t	55.5%	53.1%	240	bps	n/a
Inpatient revenue percent t	44.5%	46.9%	(240)	bps	n/a

Total Hospitals
Occupancy	38.9%	41.1%	(220)	bps	n/a
Patient days	357,613	335,934	21,679		6.5%
Admissions	84,704	81,411	3,293		4.0%
Adjusted admissions †	171,206	155,097	16,109		10.4%
Emergency room visits	455,372	376,539	78,833		20.9%
Surgeries	97,230	81,665	15,565		19.1%
Outpatient revenue percent t	55.4%	53.1%	230	bps	n/a
Inpatient revenue percent t	44.6%	46.9%	(230)	bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume
t	Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the 2012 Three Month Period was approximately $1,664.2 million as compared to $1,398.5 million during the 2011 Three Month Period. This change represented an increase of $265.7 million, or 19.0%. Our same three month hospitals contributed $78.5 million, or 29.5%, of the increase in net revenue before the provision for doubtful accounts. The same three month hospital increase was primarily the result of: (i)

increased outpatient and surgical volume from physician recruitment and market service development; (ii) an increase in emergency room visits; and (iii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions. The remaining 2012 increase in our net revenue before the provision for doubtful accounts (i.e., $187.2 million) was due to our acquisitions of (i) the Mercy Hospitals in September 2011 and (ii) the Integris Hospitals in April 2012.

Our provision for doubtful accounts during the 2012 Three Month Period increased 70 basis points to 13.5% of net revenue before the provision for doubtful accounts as compared to 12.8% of net revenue before the provision for doubtful accounts during the 2011 Three Month Period. This change was primarily due to an increase in revenue from uninsured self-pay patients and amounts considered to be patient responsibility (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.).

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue before the provision for doubtful accounts and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and divide the resulting total by the sum of our (i) net revenue before the provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2012 Three Month Period and the 2011 Three Month Period, our Uncompensated Patient Care Percentage was 29.0% and 26.1%, respectively. This 290 basis point increase during the 2012 Three Month Period primarily reflects greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) decreased from 45.1% during the 2011 Three Month Period to 44.3% during the 2012 Three Month Period. This decrease was primarily due to (i) adjustments in staffing corresponding to changes in inpatient and outpatient volume and (ii) the outsourcing of certain hospital support services, partially offset by increased physician employment.

Supplies as a percent of net revenue increased from 14.7% during the 2011 Three Month Period to 15.1% during the 2012 Three Month Period. This increase was primarily due to disproportionately higher costs at our recent acquisitions, partially offset by improved pricing and greater discounts from our vendors under our group purchasing agreements.

Other operating expenses as a percent of net revenue increased from 21.9% during the 2011 Three Month Period to 23.0% during the 2012 Three Month Period. This increase was primarily due to (i) certain services at our hospitals that have been recently outsourced and/or contracted to third parties and (ii) costs associated with certain government investigations. Such items were partially offset by a reduction in acquisition-related costs during the 2012 Three Month Period. See Note 10 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our ongoing government investigations.

During the 2012 Three Month Period, we recognized a benefit of approximately $24.2 million under the meaningful use measurement standard of the HCIT Programs as compared to a $1.7 million benefit during the 2011 Three Month Period.

Depreciation and amortization increased approximately $26.0 million during the 2012 Three Month Period over the 2011 Three Month Period. This increase resulted from: (i) our recent acquisitions; (ii) the acceleration of depreciation of the remaining net book value of one of our hospitals that is to be replaced in 2013; and (iii) an increase in capitalized equipment.

Interest expense increased from approximately $50.0 million during the 2011 Three Month Period to $76.8 million during the 2012 Three Month Period. Such increase was primarily due to non-cash interest expense of $23.9 million attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that we recognize in our consolidated statement of income subsequent to the debt restructuring we completed on November 18, 2011. See Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our accounting for the interest rate swap contract. Although the average outstanding principal balance on our long-term debt and capital lease obligations was higher during the 2012 Three Month Period than the 2011 Three Month Period, our overall effective interest rate on such obligations has declined subsequent to the abovementioned debt restructuring. We also recorded a greater amount of capitalized interest during the 2012 Three Month Period as compared to the 2011 Three Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Our effective income tax rates were approximately 29.7% and 31.1% during the 2012 Three Month Period and the 2011 Three Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 310 basis points and 290 basis points during the 2012 Three Month Period and the 2011 Three Month Period, respectively. Both our 2012 and 2011 provisions for income taxes were favorably impacted by the finalization of certain federal and state income tax returns. Our 2011 provision for income taxes also benefited from the satisfactory conclusion of certain state tax audits and examinations.

2012 Nine Month Period Compared to the 2011 Nine Month Period

The tables below summarize our operating results for the nine months ended September 30, 2012 and 2011, which we refer to as the 2012 Nine Month Period and the 2011 Nine Month Period, respectively. Hospitals that were owned/leased and operated by us for one year or more as of September 30, 2012 are referred to as same nine month hospitals. For all year-over-year comparative discussions herein, the operating results of our same nine month hospitals are only considered to the extent that there was a similar period of operation in both years.

	Nine Months Ended September 30,
	2012		2011
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)

Net revenue before the provision for doubtful accounts	$5,037,246		$4,220,677
Provision for doubtful accounts	(639,902)		(521,729)

Net revenue	4,397,344	100.0%	3,698,948		100.0%

Salaries and benefits	1,942,322	44.2	1,665,093		45.0
Supplies	677,416	15.4	560,248		15.1
Rent expense	130,746	3.0	110,738		3.0
Other operating expenses	969,350	22.0	762,115		20.6
Medicare and Medicaid HCIT incentive payments	(31,685)	(0.7)	(1,749)		—
Depreciation and amortization	255,716	5.8	194,434		5.2
Interest expense	240,743	5.4	152,088		4.1
Other	(1,745)	—	(1,783)		—

	4,182,863	95.1	3,441,184		93.0

Income from continuing operations before income taxes	214,481	4.9	257,764		7.0
Provision for income taxes	(70,931)	(1.6)	(89,178)		(2.4)

Income from continuing operations	$143,550	3.3%	$168,586		4.6%

	Nine Months Ended September 30,				Percent
	2012	2011	Change		Change

Same Nine Month Hospitals*
Occupancy	41.2%	43.6%	(240)	bps**	n/a
Patient days	1,004,736	1,059,584	(54,848)		(5.2)%
Admissions	238,108	250,307	(12,199)		(4.9)%
Adjusted admissions †	462,422	466,547	(4,125)		(0.9)%
Emergency room visits	1,177,775	1,145,401	32,374		2.8%
Surgeries	253,230	246,998	6,232		2.5%
Outpatient revenue percent t	54.3%	51.7%	260	bps	n/a
Inpatient revenue percent t	45.7%	48.3%	(260)	bps	n/a

Total Hospitals
Occupancy	41.0%	43.6%	(260)	bps	n/a
Patient days	1,120,642	1,059,584	61,058		5.8%
Admissions	264,548	250,307	14,241		5.7%
Adjusted admissions †	521,459	466,547	54,912		11.8%
Emergency room visits	1,352,451	1,145,401	207,050		18.1%
Surgeries	297,609	246,998	50,611		20.5%
Outpatient revenue percent t	54.4%	51.7%	270	bps	n/a
Inpatient revenue percent t	45.6%	48.3%	(270)	bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume
t	Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the 2012 Nine Month Period was approximately $5,037.2 million as compared to $4,220.7 million during the 2011 Nine Month Period. This change represented an increase of $816.6 million, or 19.3%. Our same nine month hospitals contributed $269.0 million, or 32.9%, of the increase in net revenue before the provision for doubtful accounts. The same nine month hospital increase was primarily the result of: (i) increased outpatient and surgical volume from physician recruitment and market service development; (ii) an increase in emergency room visits; and (iii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions. The remaining 2012 increase in our net revenue before the provision for doubtful accounts (i.e., $547.6 million) was due to our acquisitions of: (i) a 95% equity interest in a Mississippi-based general acute care hospital with a total of 112 licensed beds and certain related health care operations (collectively, “Tri-Lakes”) in May 2011; (ii) the Mercy Hospitals in September 2011; and (iii) the Integris Hospitals in April 2012.

Our provision for doubtful accounts during the 2012 Nine Month Period increased 30 basis points to 12.7% of net revenue before the provision for doubtful accounts as compared to 12.4% of net revenue before the provision for doubtful accounts during the 2011 Nine Month Period. This change was primarily due to an increase in revenue from uninsured self-pay patients and amounts considered to be patient responsibility (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.). During the 2012 Nine Month Period and the 2011 Nine Month Period, our Uncompensated Patient Care Percentage, which is described above under the heading “2012 Three Month Period Compared to the 2011 Three Month Period,” was 27.4% and 25.6%, respectively. This 180 basis point increase during the 2012 Nine Month Period primarily reflects greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) decreased from 45.0% during the 2011 Nine Month Period to 44.2% during the 2012 Nine Month Period. This decrease was primarily due to (i) adjustments in staffing corresponding to changes in inpatient and outpatient volume and (ii) the outsourcing of certain hospital support services, partially offset by increased physician employment.

Supplies as a percent of net revenue increased from 15.1% during the 2011 Nine Month Period to 15.4% during the 2012 Nine Month Period. This increase was primarily due to disproportionately higher costs at our recent acquisitions, partially offset by improved pricing and greater discounts from our vendors under our group purchasing agreements.

Other operating expenses as a percent of net revenue increased from 20.6% during the 2011 Nine Month Period to 22.0% during the 2012 Nine Month Period. This increase was primarily due to: (i) disproportionately higher costs at our recent acquisitions; (ii) certain services at our hospitals that have been recently outsourced and/or contracted to third parties; (iii) costs associated with certain government investigations; and (iv) higher state-mandated provider taxes and increased repairs and maintenance costs during the 2012 Nine Month Period. Such items were partially offset by a reduction in acquisition-related costs during the 2012 Nine Month Period. See Note 10 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our ongoing government investigations.

During the 2012 Nine Month Period, we recognized a benefit of approximately $31.7 million under the meaningful use measurement standard of the HCIT Programs as compared to a $1.7 million benefit during the 2011 Nine Month Period.

Depreciation and amortization increased approximately $61.3 million during the 2012 Nine Month Period over the 2011 Nine Month Period. This increase resulted from: (i) our recent acquisitions; (ii) the acceleration of depreciation of the remaining net book value of one of our hospitals that is to be replaced in 2013; and (iii) an increase in capitalized equipment.

Interest expense increased from approximately $152.1 million during the 2011 Nine Month Period to $240.7 million during the 2012 Nine Month Period. Such increase was primarily due to non-cash interest expense of $82.9 million attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that we recognize in our consolidated statement of income subsequent to the debt restructuring we completed on November 18, 2011. See Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our accounting for the interest rate swap contract. Although the average outstanding principal balance on our long-term debt and capital lease obligations was higher during the 2012 Nine Month Period than the 2011 Nine Month Period, our overall effective interest rate on such obligations has declined subsequent to the abovementioned debt restructuring. We also recorded a greater amount of capitalized interest during the 2012 Nine Month Period as compared to the 2011 Nine Month Period. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt arrangements.

Our effective income tax rates were approximately 33.1% and 34.6% during the 2012 Nine Month Period and the 2011 Nine Month Period, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 370 basis points and 280 basis points during the 2012 Nine Month Period and the 2011 Nine Month Period, respectively. Our 2012 and 2011 effective income tax rates were also impacted by the same items described above under the heading “2012 Three Month Period Compared to the 2011 Three Month Period.”

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Additionally, at September 30, 2012 approximately $96.3 million of our available-for-sale securities and $449.9 million of borrowing capacity under our $500.0 million long-term revolving credit facility were available for, among other things, general business purposes and acquisitions. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs.

The table below summarizes our recent cash flow activity (in thousands).

	Nine Months Ended September 30,
	2012	2011
Sources (uses) of cash and cash equivalents:
Operating activities	$458,146	$446,951
Investing activities	(388,266)	(778,019)
Financing activities	(97,343)	321,186
Discontinued operations	(1,462)	(3,579)

Net decreases in cash and cash equivalents	$(28,925)	$(13,461)

Operating Activities

Our cash flows from continuing operating activities increased approximately $11.2 million, or 2.5%, during the 2012 Nine Month Period as compared to the 2011 Nine Month Period. During the 2012 Nine Month Period, we experienced increased cash flows from: (i) improved operating profitability (before non-cash depreciation and amortization expense and fair value adjustments); (ii) an increase of $60.8 million in our cash receipts under the meaningful use measurement standard of the HCIT Programs; and (iii) reductions in our accounts receivable balances at the Mercy Hospitals after we received the necessary approvals for our Medicare and Medicaid provider numbers. Offsetting these items were: (i) an increase in accounts receivable attributable to the Integris Hospitals that we acquired in April 2012; (ii) an increase in our interest payments during the 2012 Nine Month Period when compared to the 2011 Nine Month Period; and (iii) a net increase in our operating liabilities during the 2011 Nine Month Period that did not recur during the 2012 Nine Month Period.

We believe that our cash flows from continuing operating activities will be favorably impacted during the remainder of 2012 and into early 2013 by cash collections on accounts receivable at the Integris Hospitals (see further discussion of this matter below under “Days Sales Outstanding”). Moreover, we believe that the professional and other costs of our ongoing government investigations, while difficult to predict, will continue and will vary throughout the duration of such investigations. Those costs will be paid with our cash flows from continuing operating activities. See Note 10 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding such government investigations. Although subject to change due to a variety of factors beyond our control, we project that (i) during the twelve months ending September 30, 2013 we will pay approximately $87.2 million to the counterparties of our interest rate swap contract, which is discussed at Note 2(a) to the audited consolidated financial statements included in our Current Report on Form 8-K that was filed with the Securities and Exchange Commission on August 10, 2012 and (ii) we will receive additional reimbursement under the meaningful use measurement standard of the HCIT Programs ranging from $30 million to $60 million during the three months ending December 31, 2012.

Investing Activities

Cash used in investing activities during the 2012 Nine Month Period included: (i) approximately $282.4 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a replacement hospital for Walton Regional Medical Center in Monroe, Georgia that opened on April 22, 2012 and a new 250-bed hospital that will ultimately replace our south campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri); (ii) $61.9 million to acquire an 80% interest in each of five Oklahoma-based hospitals (the Integris Hospitals); (iii) $9.6 million to acquire six ancillary health care businesses; and (iv) an $18.7 million net increase in our restricted funds. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding certain of our recent acquisitions. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $19.0 million from buying and selling such securities during the 2012 Nine Month Period. During such period, we received (i) $1.4 million of proceeds from the sale of the remaining real property at the Woman’s Center at Dallas Regional Medical Center, our closed hospital facility in Mesquite, Texas, and (ii) $1.9 million of proceeds from sales of assets and insurance recoveries.

Cash used in investing activities during the 2011 Nine Month Period included: (i) approximately $202.8 million of additions to property, plant and equipment, consisting primarily of new medical equipment (including $20.7 million to purchase daVinci® robotic surgical systems), renovation and expansion projects at certain of our facilities and replacement hospital construction (including a hospital that opened in May 2011 to replace Madison County Medical Center in Canton, Mississippi); (ii) $523.3 million to acquire the Mercy Hospitals (such amount excludes the portion of the total acquisition purchase price that was allocated to discontinued operations); (iii) $38.8 million to acquire a 95% equity interest in a Mississippi-based hospital (Tri-Lakes); (iv) $11.3 million to acquire six ancillary health care businesses; and (v) a $28.3 million net increase in our restricted funds. Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $19.9 million from buying and selling such securities during the 2011 Nine Month Period. During such period, we also received (i) $4.9 million of proceeds from the sales of the remaining real property at Gulf Coast Medical Center, our closed hospital facility in Biloxi, Mississippi, and certain assets at Fishermen’s Hospital in Marathon, Florida and (ii) $1.8 million of proceeds from sales of assets and insurance recoveries.

Financing Activities

During the 2012 Nine Month Period, we borrowed and repaid $17.0 million under our $500.0 million long-term revolving credit facility (the proceeds from such borrowing were used for acquisition working capital). Additionally, we made principal payments on our other long-term debt and capital lease obligations of approximately $70.9 million during such period. We also paid $30.8 million to noncontrolling shareholders for recurring distributions and purchases of their subsidiary shares. Partially offsetting these cash outlays were (i) $1.4 million of excess income tax benefits from our stock-based compensation arrangements and (ii) $3.6 million that we received from noncontrolling shareholders to acquire minority equity interests in two of our joint ventures. See Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our long-term debt and capital lease arrangements.

On September 30, 2011, one of our wholly owned subsidiaries, Knoxville HMA Holdings, LLC (“HMA Knoxville”), and certain subsidiaries of HMA Knoxville entered into a credit agreement with a syndicate of banks (the “Knoxville Credit Agreement”). During the 2011 Nine Month Period, we received $370.7 million of cash proceeds under the Knoxville Credit Agreement, including $10.7 million under the revolving credit facility, primarily to: (i) finance the acquisition of seven Tennessee-based general acute care hospitals and other ancillary health care operations from Catholic Health Partners and its subsidiary, Mercy Health Partners, Inc., and (ii) pay certain closing costs of the Knoxville Credit Agreement. During the 2011 Nine Month Period, we made principal payments on long-term debt and capital lease obligations of approximately $34.0 million. We also paid $10.6 million for debt issuance costs related to the Knoxville Credit Agreement and $21.8 million to noncontrolling shareholders primarily for recurring distributions. Partially offsetting these cash outlays were (i) $14.1 million of cash proceeds from exercises of stock options and (ii) $2.9 million of excess income tax benefits from our stock-based compensation arrangements.

Discontinued Operations

Cash used by our discontinued operations during the 2012 Nine Month Period and the 2011 Nine Month Period was approximately $1.5 million and $3.6 million, respectively, including a portion of the total purchase price allocated from the abovementioned Mercy Health Partners, Inc. acquisition during 2011. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our discontinued operations.

Days Sales Outstanding

To calculate days sales outstanding, or DSO, we initially divide quarterly net revenue before the provision for doubtful accounts by the number of days in the quarter. The result is divided into the net patient accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 53 days at September 30, 2012, which compares to 51 days at December 31, 2011 and 52 days at September 30, 2011.

During September and October 2012, we received the necessary approvals for our Medicare and Medicaid provider numbers for the Integris Hospitals that we acquired on April 1, 2012. While the necessary approvals were pending, we were unable to bill for the services that we provided at those facilities, which caused our accounts receivable to grow and correspondingly increased our DSO by approximately two days at September 30, 2012. During October 2012, we started receiving payments in respect of our Integris Medicare and Medicaid accounts receivable. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our acquisition of the Integris Hospitals.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that reversals of existing taxable temporary differences, future taxable income and carrybacks will allow us to realize the deferred tax assets that are recognized in our condensed consolidated balance sheets.

Capital Resources

Senior Secured Credit Facilities. As more fully described at Note 2 to the audited consolidated financial statements included in our Current Report on Form 8-K that was filed with the Securities and Exchange Commission on August 10, 2012, we completed a restructuring of our long-term debt on November 18, 2011, which included, among other things, new variable rate senior secured credit facilities with a syndicate of banks (collectively, the “Credit Facilities”). The Credit Facilities consist of: (i) a $500.0 million five-year revolving credit facility (the “Revolving Credit Agreement”); (ii) a $725.0 million five-year term loan (the “Term Loan A”); and (iii) a $1.4 billion seven-year term loan (the “Term Loan B”). We used the net proceeds from the term loans under the Credit Facilities, together with the net proceeds from the sale of our 7.375% Senior Notes due 2020, to repay all amounts outstanding under certain predecessor credit facilities.

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

Our mandatory principal payments under the Credit Facilities for the twelve months ending September 30, 2013 are approximately $68.4 million. We have the right to prepay amounts outstanding under the Credit Facilities at any time without penalty, other than a prepayment of the Term Loan B, which is subject to a prepayment premium during the first year of the loan agreement. At September 30, 2012, the effective interest rates on the Term Loan A and the Term Loan B were 2.9% and 4.5%, respectively. Those rates remained unchanged as of October 26, 2012.

Throughout the Revolving Credit Agreement’s five-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the 2012 Nine Month Period, we borrowed $17.0 million under the Revolving Credit Agreement. The proceeds from such borrowing, which was repaid approximately two business days after initially being borrowed, were used for acquisition working capital while the collection of certain Mercy Hospital accounts receivable was pending. Although there were no amounts outstanding under the Revolving Credit Agreement on October 26, 2012, standby letters of credit in favor of third parties of approximately $50.1 million reduced the amount available for borrowing thereunder to $449.9 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.8% on October 26, 2012.

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

Demand Promissory Note. We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest under the demand promissory note will be immediately due and payable upon the bank’s written demand. We did not borrow under this credit facility during the 2012 Nine Month Period. The demand promissory note’s effective interest rate on October 26, 2012 was approximately 2.3%; however, there were no amounts outstanding thereunder on such date.

Debt Covenants

The Credit Facilities and the indentures governing our 3.75% Convertible Senior Subordinated Notes due 2028, 7.375% Senior Notes due 2020 and 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At September 30, 2012, we were in compliance with all of the covenants contained in those debt agreements. Although there can be no assurances, we believe that we will continue to be in compliance with all of our debt covenants. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could, among other things, subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

Dividends

The Credit Facilities and the indentures for certain of our other debt agreements restrict our ability to pay cash dividends.

Standby Letters of Credit

As of October 26, 2012, we maintained approximately $50.1 million of standby letters of credit in favor of third parties with various expiration dates through October 15, 2013. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Interest Rate Swap Contract

As required by a former credit facility, we entered into a seven-year receive variable/pay fixed interest rate swap contract during February 2007. As part of a restructuring of our long-term debt on November 18, 2011, such former credit facility was terminated but the interest rate swap contract was not. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for us to pay interest on the contract’s notional amount, which was originally expected to reasonably approximate the declining principal balance of a term loan under the former credit facility. Interest payable to the counterparties is determined by reference to, among other things, LIBOR rates. At September 30, 2012, the notional amount of the interest rate swap contract was approximately $1,881.9 million. The estimated fair value of our liability for the interest rate swap contract on such date was $114.8 million and we project that $87.2 million will be payable to the counterparties during the twelve months ending September 30, 2013. However, our aggregate payments through the contract’s expiration in February 2014, as well as the specific timing thereof, are subject to change based on, among other things, future LIBOR rates. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the estimated fair value of our interest rate swap contract.

Net interest payable or receivable is settled between us and the counterparties at the end of each calendar quarter. We intend to fund any net interest payable to the counterparties with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that capital expenditures for property, plant and equipment will range from 5.0% to 6.0% of our net revenue before the provision for doubtful accounts for the year ending December 31, 2012. As of September 30, 2012, we had started: (i) construction of a 250-bed general acute care hospital to ultimately replace the south campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri; (ii) several hospital renovation and expansion projects; and (iii) various information technology hardware and software upgrades. We do not believe that any of our construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

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

Contractual Obligations and Off-Balance Sheet Arrangements

During the 2012 Nine Month Period, there were no material changes to the contractual obligation and off-balance sheet information presented in Item 7 of Part II of Exhibit 99.1 to our Current Report on Form 8-K that was filed with the Securities and Exchange Commission on August 10, 2012.

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

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by our forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the three months ended June 30, 2012 and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011. Furthermore, we operate in a continually changing business and regulatory environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or results of operations or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements.

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

During the 2012 Nine Month Period, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On March 14, 2012, the U.S. District Court for the Southern District of Florida ordered the unsealing and amendment of a qui tam lawsuit filed on February 8, 2010, captioned United States of America ex rel. Bruce L. Boros, M.D. and Joseph E. O’Lear, M.D. v. Health Management Associates, Inc. and Key West HMA, LLC (Case No. 20104:10-cv-10013-KMM). Also on March 14, 2012, following the plaintiffs’ voluntary dismissal of certain claims against Health Management and its subsidiary, the court unsealed the United States’ notice, filed on March 9, 2012, of its intention not to intervene with respect to the remaining claims at that time. On or about March 27, 2012, the plaintiffs filed a second amended complaint. In the second amended complaint, the plaintiffs allege that the defendants performed unnecessary and improper cardiac catheterization procedures at our Lower Keys Medical Center in Key West, Florida and presented false or fraudulent claims for reimbursement to Medicare and other health care programs funded by the federal government for such allegedly unnecessary and improper procedures. The plaintiffs seek recovery under the False Claims Act in the amount of triple the amount of the actual damages that the United States has allegedly sustained as a result of the defendants’ actions, plus civil penalties of not less than $5,000 and not more than $11,000 for each violation, and other relief. On July 23, 2012, the defendants moved to dismiss the plaintiffs’ second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On August 14, 2012, the plaintiffs filed a third amended complaint, which is similar to the second amended complaint. On August 31, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in their earlier motion to dismiss. On October 24, 2012, the defendants’ motion to dismiss was granted. On November 1, 2012, the plaintiffs filed a motion for reconsideration of the order dismissing the third amended complaint. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

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

During September 2010, Health Management received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain Health Management hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by Health Management’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. We are cooperating with the DOJ in its ongoing investigation, which could potentially give rise to claims against Health Management and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, we are conducting an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against Health Management or its hospitals in this matter and, at this time, we are unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

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

Class Action Lawsuits. On or about January 25, 2012, Health Management and certain of its executive officers, one of whom is a director, were named as defendants in an action entitled Milen Sapssov v. Health Management Associates, Inc. et al., which was filed in the U.S. District Court for the Middle District of Florida. This action purported to have been brought on behalf of stockholders who purchased our common stock during the period from July 27, 2009 through January 9, 2012 and alleged that Health Management made false and misleading statements in certain public disclosures regarding its business and financial results. A substantially similar purported class action lawsuit, entitled Norfolk County Retirement System v. Health Management Associates, Inc. et al., was filed against the same defendants on or about February 2, 2012 in the U.S. District Court for the Middle District of Florida. On April 30, 2012, the two class action lawsuits were consolidated in the same court under the caption In Re: Health Management Associates, Inc. et al. (Case No. 2:12-cv-00046-JES-DNF) and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the plaintiffs filed an amended consolidated complaint purportedly on behalf of the same class of stockholders as alleged in the prior complaints and asserting claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the plaintiffs claim that Health Management inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

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

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for our stock-based compensation awards that vested during the three months ended September 30, 2012.

Month Ended	Total Number of Shares Purchased	Average Price Per Share

July 31, 2012	7,290	$7.85
August 31, 2012	—	—
September 30, 2012	5,334	8.14

Total	12,624

Item 6.	Exhibits.

See Index to Exhibits on page 50 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: November 2, 2012	By:	/s/ Gary S. Bryant
Gary S. Bryant
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document