Form 10-K
period 2012-12-31
HEALTH MANAGEMENT ASSOCIATES, INC
filed 2013-02-27
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File Number: 001-11141

HEALTH MANAGEMENT ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-0963645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5811 Pelican Bay Boulevard, Suite 500 Naples, Florida	34108-2710 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (239) 598-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

As of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $1.93 billion, as determined by reference to the listed price of the registrant’s Class A common stock as of the close of business on such day. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of February 15, 2013, there were 257,240,238 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding.

Portions of the registrant’s definitive proxy statement, to be issued in connection with the Annual Meeting of Stockholders of the registrant to be held on May 21, 2013, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report.

ANNUAL REPORT ON FORM 10-K

HEALTH MANAGEMENT ASSOCIATES, INC.

Year Ended December 31, 2012

PART I

Item 1.  Business.

Overview

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operates general acute care hospitals and other health care facilities in non-urban communities. As of December 31, 2012, we operated 70 hospitals with a total of 10,562 licensed beds in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Note 14 to the Consolidated Financial Statements in Item 8 of Part II for information about our pending acquisition activity.

Services provided by our hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care and pediatric services. We also provide outpatient services such as one-day surgery, laboratory, x-ray, respiratory therapy, cardiology and physical therapy. Additionally, some of our hospitals provide specialty services in, among other areas, cardiology (e.g., open-heart surgery, etc.), neuro-surgery, oncology, radiation therapy, computer-assisted tomography (“CT”) scanning, magnetic resonance imaging (“MRI”), lithotripsy and full-service obstetrics. Our facilities benefit from centralized resources, such as purchasing, information technology, finance and accounting systems, legal services, facilities planning, physician recruiting, administrative personnel management, marketing and public relations.

Our Class A common stock is listed on the New York Stock Exchange under the symbol “HMA.” We were incorporated in Delaware in 1979 but began operations through a subsidiary that was formed in 1977. We became a public company in 1991. We have been named to the list of Fortune Magazine’s World’s Most Admired Companies for five of the past seven years, appearing as the top hospital company in the “Health Care: Medical Facilities” category for two of those years. In Fortune Magazine’s 2012 list of the World’s Most Admired Companies, we were named number one in both quality and social responsibility for the “Health Care: Medical Facilities” category.

Recent Acquisitions and Divestitures

Part of our strategic business plan calls for us to acquire underperforming non-urban general acute care hospitals that are available at a reasonable price, align with our business model and otherwise meet our strict acquisition criteria. We proactively identify acquisition targets and respond to requests for proposals from entities that are seeking to sell or lease hospital facilities. In addition to regularly evaluating various hospital and other ancillary health care business acquisition candidates, we are also continually (i) improving, developing and enhancing the operations of our existing health care facilities and (ii) identifying opportunities to augment our position in the markets where we already have health care operations. We believe that the strength of our balance sheet and cash flow, as well as our available borrowing capacity, provide us the resources needed to pursue acquisition opportunities at this time; however, there can be no assurances that we will close any hospital or other acquisition transactions in the future.

We regularly review and evaluate our portfolio of hospitals and, if an individual hospital no longer meets our short and long-term performance criteria, we consider strategic alternatives, including, in some cases, divestiture. Where appropriate, and consistent with our performance criteria and other strategic objectives, we also explore collaborative relationships with physicians and other health care entities. At any given time, we are actively involved in negotiations concerning possible acquisitions, divestitures, joint ventures and other strategic transactions. Certain of our recently completed transactions are set forth below.

Acquisitions

Completed

—

Effective April 1, 2012, one of our subsidiaries acquired from a subsidiary of INTEGRIS Health, Inc. (“Integris”) an 80% interest in each of five Oklahoma-based general acute care hospitals (collectively licensed to operate 218 beds) and certain related health care operations. A subsidiary of Integris retained a 20% interest in each of those entities. The total purchase price for our 80% interest in the five Oklahoma-based hospitals was approximately $61.9 million.

—

On September 30, 2011, one of our subsidiaries acquired from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc. (“Mercy”) substantially all of the assets of Mercy’s seven general acute care hospitals in east Tennessee (collectively licensed to operate 833 beds). Our subsidiary also acquired (i) substantially all of Mercy’s ancillary health care operations that were affiliated with the acquired hospitals (collectively, those ancillary facilities are licensed to operate 74 beds) and (ii) Mercy’s Riverside hospital campus (which is licensed to operate 293 beds but is currently idle). Our east Tennessee hospital and health care network is now collectively referred to as Tennova Healthcare. The total purchase price for this acquisition was approximately $532.4 million.

—

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

Pending

—

On February 1, 2013, one of our subsidiaries signed a definitive agreement to acquire an 80% interest in Bayfront Health System, which includes Bayfront Medical Center, a tertiary and teaching hospital in St. Petersburg, Florida that is licensed to operate 480 beds, and certain related health care operations. A subsidiary of Bayfront Health System will retain a 20% interest in such entities. The total purchase price for our 80% interest is expected to be approximately $162 million, plus a working capital adjustment. This pending acquisition, which we expect to close during the quarter ending June 30, 2013, is discussed at Note 14 to the Consolidated Financial Statements in Item 8 of Part II.

Divestitures

—	Our lease agreement for 25-bed St. Mary’s Medical Center of Scott County (“SMMC”) in Oneida, Tennessee expired on May 24, 2012. On such date, the SMMC facility was returned to the lessor.

—

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

Certain Other Important Developments During 2012

During July 2011, our Pulse System® was deemed compliant and was certified by the Certification Commission for Health Information Technology (CCHIT®), in accordance with the applicable hospital certification criteria adopted by the Secretary of the U.S. Department of Health and Human Services. Our 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act of 2009. As a result of our certification and successful compliance with other related criteria, we received approximately $103.7 million and $38.3 million of CCHIT® funds during the years ended December 31, 2012 and 2011, respectively, from Medicare and Medicaid. Moreover, we expect to receive approximately $80 million to $90 million of additional reimbursement during the year ending December 31, 2013.

Market

Our markets are generally non-urban communities with populations of 30,000 to 400,000 people located primarily in the southeastern United States. Typically, the hospitals we operate are, or we believe can become, the preferred provider of health care services in their respective markets.

Our target markets generally have the following characteristics:

—	A history of being medically underserved. We believe that we can enhance and increase the level and quality of health care services in many underserved markets.

—	Favorable demographics, including a growing elderly population. We believe that this growing population uses a higher volume and more acute level of health care services.

—

The existence of patient outmigration trends to urban medical centers.    We believe that, in many instances, we can recruit primary care and specialty physicians based on community needs and purchase new equipment that is necessary to reverse outmigration trends.

—

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

Business Strategy

Our business strategy is to deliver high quality health care services and improve patient and physician satisfaction, improve the operations of our hospitals, utilize efficient management and acquire or partner with strategic hospitals and other ancillary health care businesses in non-urban communities.

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

During 2012, 41 of our hospitals, or 64%, were named as Top Performers on Key Quality Measures according to a report released by The Joint Commission. Those 41 hospitals were among 620 hospitals recognized by The Joint Commission, representing the top 18% of more than 3,400 hospitals accredited by The Joint Commission that reported performance data for 2011. During 2011, 35 of our hospitals, or 59%, were among the 405 hospitals recognized by The Joint Commission. Additionally, three of our hospitals that were named Top Performers in 2012 were also Top Performers in 2011 prior to being acquired by us (i.e., Blackwell Regional Hospital in Blackwell, Oklahoma, Jefferson Memorial Hospital in Jefferson City, Tennessee and Newport Medical Center in Newport, Tennessee). More than 77% of our hospitals that were Top Performers in 2011 were similarly recognized by The Joint Commission in 2012, which represents a repeat rate that is seventeen percentage points higher than the national rate of 60%. According to The Joint Commission, each hospital named as a Top Performer in 2012 met two 95% performance thresholds on 2011 evidence-based accountability data. First, each hospital achieved performance of 95% or above on a single composite score that included all of the accountability measures that the hospital reported to The Joint Commission, including measures that had fewer than 30 eligible cases or patients. Second, each hospital met or exceeded a 95% performance target for every accountability measure that it reported, excluding any measures with fewer than 30 eligible cases or patients.

Listed below are some of the actions that we have recently undertaken in our ongoing effort to further improve the quality of our health care services.

—

We improved our computer-based physician access portal system in 2012. These improvements are designed to allow physicians to access hospital inpatient information using a mobile device such as a smartphone or tablet. For example, we have successfully implemented PatientKeeper’s® Computerized Physician Order Entry solution at the inpatient units for nine of our locations. Providers at those locations are now entering orders for their patients using their personal smartphones and iPads. Another new system, known as PatientKeeper® Mobile Clinical Results™, has been rolled out to 48 of our hospitals and is expected to improve care for our patients by allowing physicians to make more timely and accurate decisions regarding a patient’s care plan.

—

We enhanced our inter-operability in order to provide efficient high-quality patient care.    By developing a Health Information Exchange, or HIE, platform to connect disparate systems, our clinicians will be able to view community patient data that has been gathered in both inpatient and outpatient settings. Our HIE platform is expected to streamline diagnostic test ordering and registration workflows along with providing applications for referrals and electronic test result delivery in order to increase practice staff efficiency and reduce dependencies on paperwork.

—

In 2012, we updated the Electronic Health Record, or EHR, systems at 56 of our hospitals and 41 physician practice offices to meet the Stage 1 Meaningful Use requirements as published by the Centers for Medicare & Medicaid Services. The implementation of Midas+ Live™ allowed us to meet the meaningful use quality reporting requirements and thereby increase patient safety and outcomes with real time clinical alerts. For example, clinical intelligent algorithms alert staff to potential clinical complications.

—

We continued to invest in robotic-assisted surgical systems. Robotically-assisted surgery was developed to overcome the limitations of minimally-invasive surgery and to enhance the capabilities of surgeons performing open surgery. We have added 52 da Vinci® and 24 MAKOplasty® robotic surgical systems to our hospitals over the past several years. In general, robotic-assisted surgery is performed with precision, miniaturization, smaller incisions, decreased blood loss, less pain and quicker healing. We believe that technology and innovation are allowing many procedures that were previously performed on an inpatient basis to be performed on an outpatient basis or at reduced lengths of hospital stays, and with less blood loss, fewer transfusions and decreased use of pain medication, all of which lead to improved outcomes for our patients.

Improve the Operations of our Hospitals

We seek to increase revenue at our hospitals by providing quality health care, which we believe will increase admissions, surgical volume, emergency room visits and outpatient business. Our hospitals are administered and directed on a local level by a chief executive officer. A key element of our strategy is establishing and maintaining cooperative relationships with our physicians. We maintain a physician recruitment and development program designed to attract and retain qualified specialists and primary care physicians, in conjunction with our existing physicians and community needs, to broaden the services offered by our hospitals. To this end, we developed a unique program designed to: (i) create attractive practice opportunities for qualified physicians in the communities that are served by our hospitals in order to build outstanding medical staffs; (ii) improve the satisfaction and retention of physicians in our markets; and (iii) create practice models that are sustainable in a competitive health care environment.

Our hospitals seek to increase their patient volume through innovative local marketing programs. Our overall marketing strategy and the individual programs for each of our hospitals are consolidated under central and divisional leadership. One of the benefits of this approach is a streamlined cost-effective process that utilizes a limited number of marketing firms. Using our consolidated marketing programs, we can devise uniform and consistent themes that only require the change of logo and hospital colors to implement company-wide. Additionally, changes to our marketing strategies can be quickly deployed to all of our hospitals and other health care facilities.

We also pursue various clinical means to increase utilization of the services provided by our hospitals, particularly emergency and outpatient services. These include:

—	“ER Extra®,” an emergency room operational initiative that is designed to reduce patient wait times, enhance patient satisfaction and improve the quality and scope of patient assessments; and

—	“Nurse First™,” an emergency room service program that provides for a well-qualified nurse to quickly assess the condition of a patient upon arrival in the emergency room.

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

In our markets, we employ physicians who provide health care services outside of the hospital setting. Our hospitals also assume active roles managing local physician relationships in their markets. As a result of various initiatives relating to physicians, such as converting to production-based employment arrangements, we have experienced favorable changes in physician referral patterns. We believe that additional opportunities exist to further improve our hospital operations through more efficient management of the physicians we employ, which increased from approximately 900 at December 31, 2011 to 1,000 at December 31, 2012.

Utilize Efficient Management

We consider our management structure to be decentralized but with centralized home office support and control. Our hospitals are run by experienced chief executive officers, chief financial officers and chief nursing executives who have both the authority and responsibility for day-to-day hospital operations. Incentive compensation programs have been implemented to reward our managers for achieving and exceeding pre-established goals. We employ a centralized staff at our home office in Naples, Florida to provide support services such as systems design and development, training, human resource management, reimbursement, accounting support, legal services, marketing, purchasing, risk management and construction management. We maintain centralized financial control through fiscal and accounting policies established by our home office for use at all of our subsidiary hospitals. Financial information is consolidated using our proprietary Pulse System® and is monitored daily by our management team. We also participate in group purchasing organizations with other proprietary hospital systems. We believe that this participation allows us to procure medical equipment and supplies at advantageous pricing by leveraging the buying power of the organization’s members.

During 2011, our operational reporting structure was comprised of five divisions, each with a divisional senior leader who reported directly to our President and Chief Executive Officer. Each of the five divisions had its own president, chief financial officer and physician recruiting manager with aligned individual hospital and divisional objectives. Effective January 1, 2012, our management structure was changed so as to better address the dynamic growth that we have experienced in recent years. We are now organized into three regional groups (Eastern, Florida, and Southern and Western), each with a group leader who reports directly to our President and Chief Executive Officer, as well as a chief financial officer and physician recruiting leader who report to the group leader. In addition, each of the regional groups has two divisions and each division has its own president, chief financial officer and support services leaders with aligned individual hospital and divisional objectives.

During the past several years, we have also recruited and promoted new leadership for centralized support functions such as clinical affairs, marketing, government relations, strategy and analytics, physician recruitment, contracting, human resources, physician relations, nursing and quality.

Acquire or Partner with Additional Hospitals and Other Ancillary Health Care Businesses

We believe that the hospitals we acquire or partner with are, or can become, the provider of choice for health care services in their respective communities. When we make an initial evaluation of a potential acquisition, we require that a hospital’s market service area have a demonstrated need for the hospital, along with an established physician base that we believe can benefit from our ability to attract additional qualified physicians to the area based on community needs. In addition to whole hospital acquisitions, we also consider (i) partnering with not-for-profit entities in areas and markets that otherwise meet our acquisition criteria and (ii) investing in or acquiring ancillary health care businesses such as physician practices, ambulatory surgery centers, diagnostic imaging and outpatient urgent care.

We believe that many of the hospitals we acquire are underperforming at the time of acquisition. Upon acquiring a hospital, we conduct a thorough review and, where appropriate, retain existing administrative leadership. We also take other steps, including, among other things, employing a well-qualified chief executive officer, chief financial officer and chief nursing executive, implementing our proprietary management information system (the Pulse System®) and other technological enhancements, recruiting physicians, assisting physicians with case management, establishing supplemental quality assessment and efficiency measures, introducing volume purchasing under company-wide agreements, and spending the necessary capital to renovate facilities and upgrade equipment. Our Pulse System® and other technological enhancements that we implement are designed to provide each hospital’s management team with the financial and operational information necessary to operate the hospital efficiently and effectively.

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

Selected Operating Statistics

The table below summarizes selected operating statistics, exclusive of our Discontinued Operations, that are typically used by our management, investors and other interested parties.

	Years Ended December 31,
	2012	2011	2010

Licensed beds at the end of the year, excluding inactive facilities (1)	10,125	9,868	8,839
Admissions (2)	349,508	338,431	323,917
Adjusted admissions (3)	692,767	635,547	586,060
Emergency room visits (4)	1,820,009	1,562,028	1,413,831
Surgeries (5)	394,939	342,427	314,564
Patient days (6)	1,478,632	1,424,500	1,350,697
Acute care average length of stay in days (7)	4.2	4.2	4.2
Occupancy rates (8)	36.9%	42.6%	43.9%

(1)	Licensed beds are beds for which a hospital has obtained approval to operate from the applicable state licensing agency.
(2)	Admissions are patients admitted to our hospitals for inpatient treatment. This statistic is a measure of inpatient volume.
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

(5)	The number of surgeries includes both inpatient and outpatient surgeries. This statistic is indicative of overall patient volume and business trends.
(6)	Patient days are the total number of days that patients are admitted in our hospitals. This statistic is a measure of inpatient volume.
(7)	Acute care average length of stay in days represents the average number of days admitted patients stay in our hospitals. This statistic is a measure of our utilization of resources.
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

Another important factor contributing to a hospital’s competitive advantage is the number and quality of physicians on its staff. Physicians make admitting and other decisions regarding the appropriate course of patient treatment which, in turn, affect hospital revenue. Admitting physicians may also be on the medical staffs of hospitals that we do not operate. By offering quality services and facilities, convenient locations and state-of-the-art medical equipment, we attempt to attract admitting physicians’ patients. Our hospitals try to increase the number, quality and specialties of the physicians in their communities based on local needs. Excluding our 2012 acquisition activity, approximately 530 physicians were recruited or otherwise joined our medical staff during the year ended December 31, 2012. During 2013, we intend to actively recruit a like number of physicians to join our medical staff. When a recruited physician relocates to a community where one of our hospitals is located and agrees to engage in private practice, our subsidiary hospital often advances funds to the physician pursuant to a recruiting agreement to provide financial assistance for the physician to establish a practice. The actual amounts advanced will depend on the financial results of each physician’s private practice during a predetermined period, referred to as the contractual measurement period, which generally approximates one to two years. Amounts advanced under these recruiting agreements are considered to be loans and are generally forgiven on a pro rata basis over a period of 12 to 24 months, contingent on the physician continuing to practice in the community served by our hospital.

Acquisitions

We typically face competition for acquisitions from other for-profit health care companies and not-for-profit multi-hospital groups. Some of those competitors may have greater financial and other resources than we do or may be more highly regarded than us in certain marketplaces. Historically, we have been able to complete our acquisitions at prices that we believe are reasonable. However, competitive bidding for acquisition targets could adversely impact our ability to acquire hospitals and other ancillary health care businesses in the future on favorable terms.

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

At the end of each month, we estimate our expected reimbursement for unbilled accounts. Estimated reimbursement amounts are calculated on a payor-specific basis and are recorded based on the information available to us at the time regarding applicable laws, rules, regulations and contract terms. We continually review our contractual adjustment estimation process to consider the effects of changes in applicable laws, rules and regulations, as well as changes to contract terms with managed care health plans that result from negotiations and renewals.

We receive payment for services rendered primarily from:

—	the federal government under the Medicare program;

—	the states where we operate under each state’s Medicaid program;

—	commercial insurance and other programs; and

—	patients, including co-payments and deductibles.

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

Our policy is to verify insurance coverage prior to rendering service in order to facilitate timely identification of the payor and the benefits covered. During 2012, we implemented a program whereby we perform a 16 point insurance verification process that is designed to help ensure that insurance coverage exists and that such coverage is adequate for the services being rendered and the services are covered under the medical necessity policies set forth by the payor. However, under federal law, when the necessity of service and patient condition (e.g., emergency room services, active labor and other similar situations, etc.) are present, those conditions preclude the verification of coverage. We do not track the percent of encounters where coverage is not verified prior to services being rendered.

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

Reimbursement rates for routine inpatient services vary significantly depending on the type of service (e.g., acute care, intensive care, etc.) and the geographic location of the hospital where the services are provided. In recent years, outpatient services have steadily increased and presently constitute more than half of our consolidated net revenue before the provision for doubtful accounts. This increased level of outpatient services is primarily due to advances in medical technology that allow more services to be provided on an outpatient basis, as well as increased pressure from Medicare, Medicaid and commercial insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our outpatient levels are representative of the general trend in the health care industry.

The table below sets forth the approximate percent of hospital net revenue before the provision for doubtful accounts, defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, that we derive from our primary payor sources.

	Years Ended December 31,
	2012	2011	2010

Medicare	28%	31%	32%
Medicaid	9	9	9
Commercial insurance	52	50	50
Self-pay	11	10	9

	100%	100%	100%

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

Over time, the expansion of private sector and Medicaid coverage under the Health Care Reform Act will likely increase the revenue we receive for services provided to individuals who were previously uninsured. Under the Health Care Reform Act, health insurance coverage is anticipated to be expanded to cover approximately 32 to 34 million additional people by 2014 through, among other things, (i) the expansion of existing Medicaid programs to cover non-pregnant adults under age 65 with incomes of up to 138% of the federal poverty level (133% of the federal poverty level plus an additional 5% income “disregard” factor) and (ii) the development of state-based health insurance exchanges to provide affordable coverage options to individuals who do not have employer-based health insurance. However, reductions in the growth of Medicare payments and decreases in disproportionate share and other hospital reimbursement payments will adversely affect our revenue. To the extent such revenue reductions are not offset by increased revenue from providing care to previously uninsured individuals, the full implementation of the Health Care Reform Act could adversely affect our business and results of operations.

Many of the Health Care Reform Act’s provisions will not take effect until 2014, or later, while others have already become effective or will become effective prior to 2014. The federal government and individual state governments must also interpret and implement the new regulatory requirements, the vast majority of which have yet to be considered. The Health Care Reform Act also contains a number of measures that are intended to further reduce fraud and abuse in the Medicare and Medicaid programs, such as increased funding for fraud and abuse investigations and enforcement, and the required use of recovery audit contractors under the individual state Medicaid programs. Additionally, the law contains significant limitations on hospitals that are partially owned by physicians, including restrictions that generally prohibit increases in the percent of physician ownership and the number of licensed beds, procedure rooms and operating rooms at such joint venture hospitals. At December 31, 2012, we had 19 joint venture hospitals with physician owners.

The Health Care Reform Act remains subject to (i) significant legislative debate, including the possible amendment and/or defunding of some of its provisions, and (ii) substantial legal challenges to certain aspects of the law that have been made on constitutional grounds. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the Health Care Reform Act in general, while declaring that the expansion of Medicaid is optional for each state. Following the court’s decision, certain states where we maintain operations, including Alabama, Georgia, Mississippi, North Carolina, South Carolina and Texas, announced that they intended to delay or block implementation of certain portions of the Health Care Reform Act (such as those provisions expanding health insurance or Medicaid coverage). Additionally, 25 states, including several where we maintain operations (e.g., Alabama, Florida, Georgia, Missouri, Oklahoma, Pennsylvania, Texas, etc.), have opted not to form health insurance exchanges, thereby leaving it to the federal government to establish viable exchanges for the residents of those states who do not have employer-based health insurance. Furthermore, a number of large employers nationwide have publicly discussed dropping employer-based health insurance for their employees, the effect of which would likely be to increase the number of uninsured individuals and cause such individuals to utilize their state-based health insurance exchanges or Medicaid. As a result of the state and employer actions/inactions discussed herein and other possible similar actions to be taken in the future, it is difficult to accurately forecast the number of uninsured that will ultimately be covered by the various provisions of the Health Care Reform Act.

As a result of the various uncertainties described above, we are currently unable to predict the overall impact that the full implementation of the Health Care Reform Act will have on us. Other provisions of the Health Care Reform Act that might affect our business and results of operations are discussed below and elsewhere in this Annual Report on Form 10-K, including Item 1A under “Risk Factors.”

The Budget Control Act of 2011, or the BCA, was enacted on August 2, 2011. Among other things, the BCA established the Joint Select Committee on Deficit Reduction (the “Deficit Reduction Committee”), a twelve-member bipartisan joint committee of Congress. The primary goal of the Deficit Reduction Committee was to propose legislation to reduce the federal deficit by $1.5 trillion over the next ten years. Pursuant to the BCA, if the legislation proposed by the Deficit Reduction Committee was not enacted into law by January 15, 2012, then spending cuts aggregating $1.2 trillion over the next ten years (less any amount that resulted from earlier Congressional action) split equally between defense and non-defense programs, known as “sequestration,” were scheduled to automatically begin in January 2013. Although the Deficit Reduction Committee failed to propose legislation, on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or ATRA, which averted the “fiscal cliff” and delayed mandatory sequestration actions until March 1, 2013. Among other things, ATRA will reduce Medicare expenditures by approximately $30 billion over the next ten years. Absent further Congressional action, the reductions and spending cuts dictated by the BCA, which are required to be split between defense and non-defense programs, are scheduled to take effect on March 1, 2013. Although payments to Medicare providers are included in the automatic spending cuts, the BCA provides that Medicare payments may be reduced by no more than 2%. Moreover, the BCA provides that certain other programs, including Medicaid, are exempt from the automatic spending cuts. Although we are unable to determine how the spending cuts required by the BCA or subsequent Congressional action in response to ATRA will affect Medicare and Medicaid reimbursement in the future, significant reimbursement reductions or other program modifications that result therefrom could harm our business and results of operations.

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

Inpatient Payments.    The Medicare program provides payment for inpatient hospital services under a prospective payment system, or PPS. Under the inpatient PPS, hospitals are paid a prospectively determined fixed amount for each hospital discharge. The per discharge payment is based on two national base payment rates or “standardized amounts,” one that provides payment for operating expenses and another for capital costs. The fixed payment amount per inpatient discharge is established based on each patient’s diagnosis related group, or DRG. Each patient admitted for care is assigned to a DRG based on his or her primary admitting diagnosis. Every DRG is assigned a payment rate based on the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. DRG payment rates are based on national average costs from an historic base period and the actual costs incurred by a hospital to provide care are not considered in setting such rates. Although based on national average costs, the DRG standardized amounts and capital payment rates are adjusted by the wage index and geographic adjustment factor for the geographic region in which a particular hospital is located, or reclassified to, and are weighted based on a statistically normal distribution of severity. DRG rates are usually adjusted by an update factor each federal fiscal year, which begins on October 1. The index used as the basis to adjust the DRG rates, known as the “market basket update factor,” takes into consideration annual inflation in the purchasing of goods and services experienced by hospitals and other entities. In recent years, the market basket update factor has been lower than the percent increase in costs experienced by hospitals. For federal fiscal years 2012, 2011 and 2010, the market basket update factors were 1.9%, 2.4% and 2.1%, respectively. For federal fiscal year 2013, the market basket update factor is 1.8%, which reflects a 0.8% reduction required by the Health Care Reform Act.

The Centers for Medicare & Medicaid Services, or CMS, established Medicare Severity DRGs, or MS-DRGs, which refine the DRG weighting system to more fully capture differences in severity of illness among patients. For example, when MS-DRGs became effective in 2007, 538 DRGs were replaced with 745 MS-DRGs. MS-DRGs are designed to reduce incentives for hospitals to treat only the healthiest and most profitable patients by better taking into account severity of illness in Medicare payment rates. MS-DRGs are also intended to encourage hospitals to improve their coding and documentation of patient diagnoses. To ensure that improvements in coding and documentation do not lead to an increase in aggregate payments without corresponding growth in actual patient severity, CMS uses a negative documentation and coding adjustment. For federal fiscal years 2012 and 2011, the negative documentation and coding adjustment for MS DRGs was 2.0% and 2.9%, respectively (such adjustment for federal fiscal year 2010 was postponed until a later period). For federal fiscal year 2013, the documentation and coding adjustment for MS DRGs is a positive 1.0%, which is the net of a positive 2.9% adjustment (the reversal of an adjustment imposed in federal fiscal year 2011) and the application of a 1.9% negative adjustment for federal fiscal year 2010, which was delayed until federal fiscal year 2013. Although CMS estimated that a negative adjustment of 2.9% was required to recoup the federal fiscal year 2010 overpayments, it only imposed a negative 1.9% adjustment for federal fiscal year 2013. ATRA requires CMS to recoup past documentation and coding adjustment overpayments, including those that occurred in federal fiscal years 2008 through 2013, during federal fiscal years 2014 through 2017.

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

Under the Medicare PPS, services that are clinically related and use similar resources are grouped together into ambulatory payment classifications, or APCs. Depending on the service rendered during an encounter, a patient may be assigned to a single APC or multiple APCs. Medicare pays a set price or rate for each APC, regardless of the actual costs incurred to provide care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year based on the market basket. For federal fiscal years 2012, 2011 and 2010, the payment rate update factors were 1.9%, 2.4% and 2.1%, respectively. For federal fiscal year 2013, the payment rate update factor is 1.8%, which reflects a 0.8% reduction required by the Health Care Reform Act.

Outlier Payments.    In addition to DRG and capital payments, certain of our hospitals qualify for and receive “outlier” payments from Medicare for certain inpatient hospital services. Outlier payments are estimated by CMS to be approximately 5.1% of total inpatient DRG payments. Outlier payments are made for those inpatient discharges where the total cost of care (as determined by using the gross charges adjusted by the hospital’s cost-to-charge ratio) exceeds the total DRG payment plus a fixed threshold amount. In determining the cost-to-charge ratio, Medicare uses the latest of either a hospital’s most recently submitted or most recently settled cost report. The threshold amounts used in the outlier computation for federal fiscal years 2012, 2011 and 2010 were $22,385, $23,075 and $23,140, respectively. The amount for federal fiscal year 2013 is $21,821. Excluding our Discontinued Operations, 2.5%, 3.0% and 2.2% of our Medicare inpatient DRG payments were for outlier payments during the years ended December 31, 2012, 2011 and 2010, respectively.

Medicare Administrative Contractors, or MACs, have been given specific criteria for identifying hospitals that may have received inappropriate outlier payments. MACs are authorized to recover overpayments, including interest, if, for example, the actual cost of a DRG stay (which was reflected in the settled cost report) was less than claimed, or if there were indications of abuse. To avoid overpayment or underpayment of outlier cases, hospitals may request changes to their cost-to-charge ratios.

Disproportionate Share Payments.  An additional reimbursement payment is made to hospitals that serve a significantly disproportionate share of low income Medicare and Medicaid patients. This additional payment is based on a hospital’s DRG payments and is paid according to formulae that take into consideration a hospital’s percent of low income patients, status, geographic designation and number of licensed beds. As of December 31, 2012, 41 of our hospitals were located in Florida, Mississippi and Tennessee, states that have a significantly disproportionate share of low income Medicare and Medicaid patients.

Rural Health Clinic Payments.     A rural health clinic is an outpatient facility primarily engaged in furnishing physician and other health services in accordance with federal guidelines. To qualify, a clinic must be located in a medically under-served area that is non-urbanized, as defined by the U.S. Census Bureau. Payments to rural health clinics for covered services are made via an all-inclusive per visit rate. As of December 31, 2012, we operated nine rural health clinics in Missouri, two in each of Florida and Tennessee and one in Oklahoma.

Ambulatory Surgical Center Payments.    Ambulatory surgical centers are distinct facilities that provide surgical services to patients not requiring hospitalization. Such centers may be licensed by the state in which they operate, depending on individual state requirements. Medicare pays for services provided in ambulatory surgical centers that voluntarily sought and received certification and are approved by CMS. Effective January 1, 2008, CMS instituted a new system for reimbursing ambulatory surgical centers, as was mandated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the 2003 Act. The new reimbursement system is based on the outpatient PPS system, taking into account the lower relative costs of procedures performed in an ambulatory surgical center as compared to a hospital outpatient department. As of December 31, 2012, we had a controlling ownership interest in six ambulatory surgical centers.

Physician Fees.    The Medicare physician fee schedule for federal fiscal year 2013 contained a 26.5% reduction to the physician fee schedule, which was due to take effect on January 1, 2013. However, on January 2, 2013, President Obama signed ATRA into law, which had the effect of deferring such reduction to December 31, 2013. Without further legislative action, CMS will be required by Medicare to implement the physician payment reduction on January 1, 2014. As of December 31, 2012, we employed approximately 1,000 physicians.

Reimbursement for Bad Debts.  Medicare reimburses hospitals and other health care providers for certain allowable costs that are attributable to uncollectible Medicare beneficiary deductible and coinsurance amounts. Hospitals generally receive an interim pass-through payment for bad debts in an amount determined by the MAC based on the prior period’s bad debt amounts as reported in the hospital’s cost report. To be an allowable bad debt, the underlying accounts receivable must be related to a covered service and derived from a deductible and/or coinsurance amount. Additionally, the following conditions must be met: (i) a hospital must be able to establish that reasonable collection efforts were undertaken prior to classification as a bad debt; (ii) the debt was actually uncollectible when classified as worthless; and (iii) sound business judgment established that there was no likelihood of recovery of the debt at any time in the future. In determining reasonable cost subject to reimbursement, the amount of bad debts otherwise treatable as allowable is reduced 30% by Medicare. Amounts received by a hospital as reimbursement for bad debts are subject to audit and recoupment by the MAC. Bad debt reimbursement has been a focus of MAC audit/recoupment efforts in the past. As part of certain legislation that was signed into law on February 22, 2012, allowable bad debt expense was reduced by 35% for Medicare reimbursement purposes beginning in federal fiscal year 2013.

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

The 2003 Act made a number of significant changes to the Medicare program. In addition to a prescription drug benefit program that was intended to provide direct relief to Medicare beneficiaries, the 2003 Act also provided a number of benefits to hospitals, including, but not limited to:

—	a permanent increase in the base payment rate for rural and small urban hospitals of 1.6%, up to the large urban payment rate;

—	the cap on disproportionate share payments for rural and small urban hospitals was set at 12.0% of total inpatient payments; and

—

establishment of a physician incentive program for primary care and certain specialty physicians who provide services to individuals in areas having the fewest physicians available to serve, among others, Medicare beneficiaries.

Under the 2003 Act, Medicare payment considerations have been tied to hospital performance and hospital reporting of quality data and measures. Beginning with federal fiscal year 2009, hospitals have been required to report on a number of quality indicators to qualify for their full market basket update. Those hospitals that did not provide the required information have had their market basket update reduced by 2.0%. Our hospitals have and continue to participate in the quality data reporting. We anticipate that more quality data reporting will be required in the future as government payors continue their analysis and possible movement toward a “pay for performance” model and/or value-purchasing programs.

Impact of the Health Care Reform Act on Medicare Reimbursement

Inpatient Reimbursement.  The Health Care Reform Act provides for annual decreases to the market basket update factors, including a 0.25% reduction for discharges that occurred on or after April 1, 2010. The Health Care Reform Act also provides for reductions to the market basket update factors for federal fiscal years 2011 through 2019 of 0.25% (2011), 0.1% (2012-13), 0.3% (2014), 0.2% (2015-16) and 0.75% (2017-19). For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Care Reform Act provides for the annual market basket update factors to be further reduced by a productivity adjustment. The amount of that reduction will be based on the projected nationwide productivity gains over the ten years preceding the implementation of the Health Care Reform Act, as measured by the U.S. Bureau of Labor Statistics (which typically uses data that is a few years old). The federal fiscal year 2013 market basket update factor reduction resulting from this productivity adjustment is 0.8% (compared to 1.0% for federal fiscal year 2012). CMS estimates that the combined market basket update factor and productivity adjustments will reduce Medicare payments under the inpatient PPS by $112.6 billion for the federal fiscal years from 2010 to 2019. Decreases in reimbursement rates or increases in such rates below our cost increases would adversely affect our business and results of operations.

The Health Care Reform Act also provides for reduced payments to hospitals based on readmission rates. Beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excessive” readmissions within a period of 30 days from a patient’s discharge due to heart attack, heart failure, pneumonia or other conditions designated by HHS. The reduced payments are applicable to all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Moreover, each hospital’s performance will be publicly reported by HHS. HHS has the discretion to determine what constitutes “excessive” readmissions, the amount of the payment reduction and other elements of this program. HHS has determined that the payment reduction will be determined by reference to a percentage that is the higher of (i) the ratio of a hospital’s total revenue for excess readmissions to its total revenue for all discharges or (ii) 0.99%.

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

Value-Based Purchasing.   The Health Care Reform Act establishes a value-based purchasing program to further link reimbursement payments to quality and efficiency. Beginning with federal fiscal year 2013, HHS implemented a value-based purchasing program that will reduce inpatient PPS payment amounts for all discharges by federal fiscal year as follows: 1.0% for 2013; 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2.0% for 2017 and subsequent years. For each federal fiscal year, the total amount collected from these reductions will be pooled and used to fund payments to hospitals that meet certain quality performance standards. HHS will have the authority to determine the quality performance measures, the quality performance standards hospitals must achieve to meet the quality performance measures and the methodology for calculating payments to hospitals that meet the required quality threshold. HHS will also determine the amount each eligible hospital will receive from the pool created by the reductions under the value-based purchasing program.

Bundled Payment Pilot Programs.   The Health Care Reform Act requires HHS to establish a five-year voluntary national bundled payment program for Medicare services beginning no later than January 1, 2013. Under the program, providers would agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS will have discretion to determine how the program will function, including a determination of the medical conditions that will be covered by the program and the reimbursement amount for each condition. CMS invited providers to help test and develop four different models for bundled payments. The testing of one model is already underway and the other three models are in the provider application and/or proposal stages.

Electronic Health Records.   The Health Care Reform Act provided for Medicare and Medicaid incentive payments beginning in federal fiscal year 2011 for eligible hospitals and calendar year 2011 for eligible professionals that have adopted and meaningfully use certified electronic health record, or EHR, technology. A total of at least $20 billion in incentives is being made available through the Medicare and Medicaid EHR incentive programs to eligible hospitals and eligible professionals. CMS reported that it has paid approximately $9.32 billion through November 30, 2012 in combined meaningful use incentive payments for Medicare and Medicaid. During the years ended December 31, 2012 and 2011, we received incentive payments of approximately $103.7 million and $38.3 million, respectively.

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

To qualify for incentive payments under the Medicaid program, providers must adopt, implement, upgrade or demonstrate meaningful use of, certified EHR technology during their first participation year and successfully demonstrate meaningful use of certified EHR technology in subsequent participation years. Payments may be received for up to six participation years. There is no penalty for hospitals or professionals under Medicaid for failing to meet EHR meaningful use requirements.

Medicaid

This section should be read in conjunction with the section below entitled “Impact of the Health Care Reform Act on Medicaid Reimbursement.”

Each state is responsible for administering its own Medicaid program, payment rates and methodologies, as well as covered services, all of which vary from state to state. Although the actual rates vary by state, between 50% and 75% of Medicaid funding comes from the federal government, with the balance shared by state and local governments. The most common payment methodologies include prospective payment systems and programs that negotiate payment rates with individual hospitals. Generally, Medicaid payments are less than Medicare payments and are often less than a hospital’s patient care costs. Hospitals that have an unusually large number of low-income patients (i.e., those with a Medicaid utilization rate of at least one standard deviation above the mean Medicaid utilization, or have a low income patient utilization rate exceeding 25%) are eligible to receive a disproportionate share adjustment. However, Congress has established a national limit on disproportionate share hospital adjustments.

In light of continued economic uncertainty, projected increases to Medicaid program costs and burgeoning budget deficits, the federal government and many states are currently considering ways to limit increases and/or cut Medicaid funding, which could adversely affect future Medicaid payments that we receive. The American Recovery and Reinvestment Act of 2009, or the Economic Stimulus Bill, was signed into law in 2009 and, among other things, allocated supplemental federal funding to each state that could be used to benefit individual state Medicaid programs. Some states used portions of these funds to support their Medicaid programs in 2011 and 2010. We cannot predict whether Congress will reallocate funds on a similar basis in future years. Additionally, the federal government has taken steps to address some of the insurance coverage challenges facing citizens by enacting the Children’s Health Insurance Program Reauthorization Act of 2009, which expanded and extended the benefits available under BIPA, and extending the period of benefit coverage under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, to unemployed individuals through the Economic Stimulus Bill.

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

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the Health Care Reform Act in general, while declaring that the expansion of Medicaid is optional for each state. Following the court’s decision, the governors of certain states where we maintain operations, including Alabama, Georgia, Mississippi, North Carolina, South Carolina and Texas, announced that they intended to delay or block implementation of certain portions of the Health Care Reform Act (such as those provisions expanding health insurance or Medicaid coverage). Additionally, Pennsylvania, Tennessee and West Virginia are undecided as to whether they will implement the Medicaid expansion portion of the Health Care Reform Act.

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

Bundled Payment Pilot Programs.  The Health Care Reform Act provides for a five-year bundled payment pilot program for Medicaid services. HHS may select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. As of December 31, 2012, two states are participating and at least two more states are pursuing legislation to allow their participation in the pilot program. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes. The bundled payments may implicate existing laws, including the Anti-Kickback Statute, as defined below under “Fraud and Abuse Provisions,” and the Health Insurance Portability and Accountability Act of 1996, or HIPAA, privacy, security and transaction standard requirements. However, the Health Care Reform Act does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.

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

The Medicare program utilizes a system of contracted fiscal intermediaries across the country to process claims and conduct post-payment audits. As mandated by the 2003 Act, CMS has and will continue to competitively bid the fiscal intermediary function to MACs. At the present time, CMS has awarded all fifteen of the planned multi-state jurisdiction MAC contracts. Hospital operators have the option to either (i) have each of their hospitals work with the MAC in the jurisdiction where the individual hospital is located or (ii) use the MAC in the jurisdiction where their home office is located for all of their affiliated hospitals. Every year, each MAC is required to complete an Error Rate Reduction Program that includes initiatives to reduce and recover improper payments and may include more robust pre-payment and post-payment reviews for particular claim types. CMS also uses Zone Program Integrity Contractors to identify potential problem areas in coordination with their internal and external partners. Any changes to the system that are made by CMS could affect claims processing, auditing and cash flow to Medicare providers. We cannot predict what, if any, impact such changes will ultimately have on our business.

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

The Health Care Reform Act contains provisions relating to recovery audit contractors, or RACs, which are third party organizations under contract with CMS that identify underpayments and overpayments under the Medicare program and recoup overpayments on behalf of the government. The Health Care Reform Act expanded the RAC program’s scope to include Medicaid claims and required all states to enter into contracts with RACs by December 31, 2010. If a state was unable to implement a RAC program by the implementation date of January 1, 2012, then the state was required to request an exception by submitting to CMS a revised State Plan Amendment, or SPA, through the normal SPA process. States have considerable flexibility regarding the design, procurement and operation of their individual RAC programs. Through December 31, 2012, more than 30 states have awarded Medicaid RAC contracts. RACs are paid a contingency fee based on the overpayments they identify and collect. We expect that RACs will look very closely at claims submitted by hospital operators in an attempt to identify possible overpayments.

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

Beginning in 2014, the Health Care Reform Act requires individuals to obtain, and employers to provide, health insurance coverage. Additionally, the law requires states to establish health insurance exchanges. The Health Care Reform Act also establishes a number of health insurance market reforms, including bans on lifetime limits and pre-existing condition exclusions, new benefit mandates and increased dependent coverage. By way of example, group health plans and health insurance issuers offering group or individual coverage:

—	may not establish lifetime limits or, beginning in 2014, annual limits on the dollar value of benefits;

—	may not rescind coverage of an enrollee, except in instances where the individual has performed an act or practice that constitutes fraud or makes an intentional misrepresentation of a material fact;

—	must reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place; and

—

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

The Health Care Reform Act requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. The Health Care Reform Act also contains provisions that seek to decrease the number of uninsured individuals, including requirements that individuals obtain, and employers provide, health insurance coverage beginning in 2014. However, many factors are unknown regarding the impact of the Health Care Reform Act, including, among other things, the cost of health insurance coverage through newly established health insurance exchanges and how many previously uninsured individuals will take the steps necessary to obtain insurance coverage as a result of the new law. It is also unknown what change, if any, we will see in the volume of inpatient and outpatient services that are sought by and provided to previously uninsured individuals once they obtain insurance coverage. Moreover, it is difficult to predict the full impact of the Health Care Reform Act due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, possible Congressional amendment or defunding, court challenges and various other factors discussed elsewhere under “Sources of Revenue.”

Certain Other Aspects of the Health Care Reform Act

Whole Hospital Exception.  The Health Care Reform Act makes changes to the “whole hospital” exception under Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”). Those changes effectively prohibit new physician-owned hospitals under the whole hospital exception and limit capacity expansion and the level of physician ownership at grandfathered physician-owned hospitals. As revised by the Health Care Reform Act, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital had physician ownership and a Medicare provider agreement in effect as of March 23, 2010 (or, for those hospitals under development, as of December 31, 2010). A physician-owned hospital that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership percentage and, with certain narrow exceptions for high Medicaid utilization hospitals, prohibit expansion of the number of operating rooms, procedure rooms and licensed beds. The Health Care Reform Act also subjects physician-owned hospitals to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements. At December 31, 2012, we had joint ventures with physicians at 19 of our hospitals under the whole hospital exception of the Stark law and there were Medicare provider agreements in effect at all such hospitals. Those grandfathered joint venture hospitals are subject to the physician ownership and expansion restrictions contained in the Health Care Reform Act.

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

During October 2011, CMS released its final rules on ACOs, ostensibly making it easier for hospitals and physicians to participate in the program. In response to objections raised by the health care industry after release of proposed rules on March 31, 2011, CMS made several concessions in its final rules, including: (i) providers will be allowed to participate in an ACO and share in the cost savings with Medicare without the risk of losing money; (ii) ACOs will be able to start sharing in any cost savings earlier in the process, rather than having Medicare initially retain all such cost savings; (iii) the number of quality measures that ACOs will have to meet to qualify for performance bonuses was reduced from 65 to 33; (iv) at their formation, ACOs will be notified as to which Medicare beneficiaries are likely to be part of their system (under the proposed rules, ACOs would not know which patients were in the ACO until the end of each contract year); (v) community health centers and rural health clinics will be allowed to lead ACOs; and (vi) the timetable for the formation of an ACO was modified, with groups allowed to apply for start dates of January 1, 2012, April 1, 2012, July 1, 2012 or January 1, 2013. To entice providers to form ACOs, CMS stated that it will give physician-owned and rural providers early access to some of the expected savings, specifically $170 million, so that they can have money available upfront to defray ACO start-up costs, including the development and implementation of electronic health records. At December 31, 2012, we participated in one ACO arrangement that covers six of our Tennessee-based hospitals.

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

Miscellaneous.   The Health Care Reform Act contains numerous other provisions that could affect our business and results of operations, including, among other things, provisions relating to:

—

the establishment of a Center for Medicare and Medicaid Innovation within CMS, which will have the authority to develop and test new reimbursement methodologies designed to improve the quality of patient care and lower costs;

—

the creation of an Independent Payment Advisory Board that will make recommendations to Congress regarding additional changes to provider reimbursement methodologies and other aspects of the nation’s health care system; and

—	new taxes on manufacturers and distributors of pharmaceuticals and medical devices, as well as a requirement that manufacturers file annual reports of payments made to physicians.

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

Compliance Program

Our company-wide compliance program, which was first adopted in 1997, has been designed, implemented and maintained to deter, detect and prevent fraud, abuse and mistakes. During 2012, an external review of our compliance program concluded that it meets the standards of an effective compliance program as set forth in the compliance guidance for hospitals issued by the Office of the Inspector General of HHS, the standards of an effective compliance program as set forth in the U.S. Sentencing Commission Guidelines and the provisions of the Health Insurance Portability and Accountability Act, commonly referred to as HIPAA. We regularly review our compliance program and make changes from time to time and we continue to do so.

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

Day-to-day leadership of our compliance program is provided by our Vice President of Compliance who reports to our President and Chief Executive Officer and also reports, at least quarterly, to our Corporate Compliance Committee and the Audit Committee of our Board of Directors. At the operational level, each of our hospitals has a designated and trained hospital compliance officer who reports on compliance matters to a divisional compliance officer, who ultimately reports to our Vice President of Compliance.

Employees and Medical Staff

As of December 31, 2012, we had approximately 40,400 employees, including 8,800 part-time employees. At such date, 1,187 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory.

Physicians on the medical staffs of our hospitals are, in most cases, not our employees. Such non-employee physicians may also be staff members of other hospitals. As of December 31, 2012, we employed approximately 1,000 physicians, about half of whom are primary care physicians at practices that we own and operate. Additionally, our hospitals provide emergency room, radiology, pathology and anesthesiology services through service contracts with physician groups that are generally cancelable with 90 days advance notice.

Professional Liability and Other Risks

As is typical in the health care industry, we are subject to claims and legal actions by patients and others in the ordinary course of business. We use our wholly owned captive insurance subsidiary and our risk retention group subsidiary, which are domiciled in the Cayman Islands and South Carolina, respectively, to self-insure a significant portion of our professional liability risks. Those subsidiaries provide (i) claims-made insurance coverage to all of our hospitals and other health care facilities and (ii) occurrence-basis coverage to most of the physicians that we employ. The physicians who are employed by us but not covered by our insurance company subsidiaries generally maintain claims-made policies with unrelated third party insurance companies. To mitigate the exposure of the self-insured program covering the hospitals and other health care facilities, our insurance company subsidiaries buy claims-made reinsurance policies from unrelated third parties for claims above certain self-retention levels.

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

Seasonality

We typically experience higher patient volume and revenue in the first and fourth quarters of each calendar year because, generally, more people become ill during the winter months, which in turn increases the number of patients that we treat during those months.

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

We maintain a website at www.hma.com where we make available, free of charge, documents that we file with, or furnish to, the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and any amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. Our SEC reports can be found under “Investor Relations” on our website. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A.  Risk Factors.

Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this Annual Report on Form 10-K, including those under “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II. The risks described therein and elsewhere in this report are incorporated by reference into this Item 1A.

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

The Health Care Reform Act will dramatically change how health care services are covered, delivered and reimbursed through, among other things: (i) a requirement that most Americans obtain health insurance; (ii) expanded Medicaid eligibility and coverage for uninsured individuals; (iii) reduced growth in Medicare program spending; (iv) reductions in Medicare and Medicaid payments; (v) the establishment of value-based purchasing programs where reimbursement is tied to quality; and (vi) the elimination of the ability of health care providers like us to enter into new partnerships with physicians in the ownership of certain health care facilities. Additionally, the Health Care Reform Act contains provisions designed to strengthen fraud and abuse enforcement, modifies the health insurance industry and expands existing efforts to tie Medicare and Medicaid reimbursement to performance and quality.

We believe that the expansion of health insurance coverage under the Health Care Reform Act could increase the number of patients using our facilities who have either private or public program health care coverage. As a result of the increased income eligibility limits under the law, we believe that a large percentage of the new Medicaid coverage will be in states that currently have relatively low income eligibility requirements. Three such states are Florida, Mississippi and Tennessee where we operated 41 hospitals as of December 31, 2012. It is difficult to predict the impact of changes resulting from the Health Care Reform Act on us because of numerous issues surrounding the implementation of such law, including, but not limited to, uncertainty regarding:

—	the possibility that portions of the Health Care Reform Act will be revised, repealed or defunded as a result of legislative action in response to budget cuts to avoid or moderate sequestration;

—

the possibility that health insurance exchanges will not be established or operating or that the insurance coverage options available through such exchanges may not be affordable for many affected individuals;

—

how many states will expand Medicaid coverage as specified in the Health Care Reform Act, in light of the U.S. Supreme Court’s decision on June 28, 2012 declaring the Health Care Reform Act constitutional but leaving Medicaid expansion as an option to be decided by each individual state;

—	how many previously uninsured individuals will actually obtain coverage through Medicaid or private health insurance programs;

—	what percent of newly insured patients will be covered under Medicaid versus private health insurance programs;

—	the pace at which health care insurance coverage expands;

—	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

—	changes in rates paid to hospitals by private payors;

—	changes in rates paid by state governments under the Medicaid program;

—	the ability of states to fund their portion of Medicaid payments;

—	the extent to which states will enroll new Medicaid participants in managed care programs;

—	how the performance and quality programs mandated by the Health Care Reform Act will be implemented; and

—	whether the Health Care Reform Act will ultimately cause health insurers to seek to reduce reimbursement payments.

The Health Care Reform Act also provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid payments and the establishment of value-based purchasing programs. It is possible that these changes could more than offset other favorable effects from the Health Care Reform Act. It is difficult to predict the impact of the potentially adverse changes on us because of a number of factors, including, but not limited to, uncertainty regarding:

—	whether reductions required by the Health Care Reform Act will be modified prior to becoming effective;

—	the revenue we will generate from Medicare and Medicaid business when the various reductions and adjustments planned under the Health Care Reform Act are implemented;

—	whether the Health Care Reform Act’s performance and quality initiatives will have a negative impact on our business;

—	how successful “Accountable Care Organizations” in which we may participate will be at coordinating care and reducing costs;

—	changes to revenue as a result of value-based purchasing;

—	changes to revenue as a result of bundled payment programs;

—	the scope and nature of potential changes to Medicare reimbursement methods; and

—	reductions in payments we might receive from Medicare for “excessive readmissions” or “hospital acquired conditions.”

As summarized above and elsewhere in these risk factors, we cannot predict the full impact of the Health Care Reform Act on our business or results of operations because of, among other things: (i) the law’s complexity; (ii) the lack of implementing regulations and/or interpretive guidance; (iii) the timing of the law’s implementation (and possible delays in such implementation); (iv) pending and future legal challenges that seek to delay or block certain of the law’s provisions; and (v) possible legislative amendment of the law. Additionally, we cannot predict how individuals and businesses will respond to the new mandates and alternatives established under the Health Care Reform Act.

Portions of the Health Care Reform Act, such as those provisions expanding health insurance or Medicaid coverage, may be delayed or blocked by individual states.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the Health Care Reform Act in general, while declaring that the expansion of Medicaid is optional for each state. Following the court’s decision, the governors of certain states where we maintain operations, including Alabama, Georgia, Mississippi, North Carolina, South Carolina and Texas, announced that they intended to delay or block implementation of certain portions of the Health Care Reform Act (such as those provisions expanding health insurance or Medicaid coverage). Additionally, Pennsylvania, Tennessee and West Virginia are undecided as to whether they will implement the Medicaid expansion portion of the Health Care Reform Act. If states in which we maintain operations block or delay aspects of the Health Care Reform Act that would otherwise be beneficial to us, our business could be materially harmed and our results of operations and liquidity could be adversely affected.

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

We have been the subject of federal and state investigations and we could become subject to additional investigations or whistleblower lawsuits in the future.

Historically, significant media and public attention has been focused on hospitals and hospital operators due to investigations related to referrals, cost reporting and billing practices, laboratory and home health care services and physician ownership of joint ventures involving hospitals. Federal and state government agencies have heightened and coordinated their civil and criminal enforcement efforts. Additionally, the Office of the Inspector General of HHS (“HHS-OIG”) and the U.S. Department of Justice have, from time to time, established enforcement initiatives that focus on specific areas of suspected fraud and abuse. Recent and recently announced initiatives have focused on hospital billing practices (e.g., kyphoplasty, implantable cardioverter defibrillators, or ICDs, etc.), health care provider bad debts, disproportionate share payments, reliability of hospital-reported quality measure data, compliance with the Emergency Medical Treatment and Active Labor Act of 1986, MS-DRG coding and serious medical errors.

In March 2005, CMS began implementing a pilot recovery audit contractor program, known as RAC, which covered health care providers in certain states. The Tax Relief and Health Care Act of 2006 made the RAC program permanent and expanded it to all fifty states. Among other things, RAC auditors, who are independent contractors, focus on the clinical documentation supporting billings under the Medicare program. If an auditor concludes that such documentation does not support the provider’s Medicare billings, CMS will revise the amount due to the provider, compare such amount to what was previously paid and withhold the difference from a current remittance. The affected facility can appeal the auditor’s findings through an administrative process. During federal fiscal year 2012, approximately $2.4 billion in overpayments to Medicare providers was identified and collected and $109.4 million in underpayments was returned to Medicare providers under the RAC program. Effective January 1, 2012, a three-year Recovery Audit Prepayment Review Demonstration was implemented by CMS, which will allow RAC auditors to conduct prepayment claim reviews. CMS believes such prepayment reviews will both assist in lowering the improper payment rate and identifying potential fraud and abuse, as opposed to the traditional post-payment review mechanisms.

The Health Care Reform Act expanded the RAC program’s scope to all of Medicare, including managed Medicare plans and Medicaid claims, and required all states to enter into contracts with RACs by December 31, 2010. If a state was unable to implement a RAC program by the implementation date of January 1, 2012, then the state was required to request an exception by submitting to CMS a revised State Plan Amendment. Through December 31, 2012, more than 30 states have awarded Medicaid RAC contracts. The Health Care Reform Act also increased federal funding for Medicaid Integrity Contractors (private contractors that perform post- payment audits of Medicaid claims) for federal fiscal year 2011 and beyond. Additionally, several other contractors, including state Medicaid agencies, have increased their audit and review activities.

The federal government may investigate and bring suit under the False Claims Act. Additionally, the False Claims Act permits private individuals to bring qui tam lawsuits, or “whistleblower” actions, against companies on behalf of the government, alleging that a hospital or health care provider has defrauded a federal or state government program, such as Medicare or Medicaid. As discussed under “Legal Proceedings” in Item 3 and Note 12 to the Consolidated Financial Statements in Item 8 of Part II, we have been named, and in the future may be named, in qui tam actions. Because qui tam lawsuits are filed under seal, we could be named in other such lawsuits of which we are not aware. Additionally, as further discussed under “Legal Proceedings” in Item 3 and Note 12 to the Consolidated Financial Statements in Item 8 of Part II, we are subject to government False Claims Act investigations. If the government intervenes in a qui tam action, or brings its own False Claims Act action after an investigation, and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Typically, each false bill submitted by a health care provider to the government is considered a separate false claim and, therefore, penalties under the False Claims Act can be substantial. If the government does not intervene in an action, the qui tam plaintiff may continue to pursue the action independently and the government may seek leave to intervene in the action later in the proceedings. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment.

There are many potential bases for liability under the False Claims Act. Liability often arises when an entity “knowingly” submits a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Health Care Reform Act, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the False Claims Act. Thus, if a provider is aware that it has retained an overpayment that it has an obligation to refund, there may be a basis for a False Claims Act violation even if the provider did not know the claim was “false” when it was submitted. Further, the Health Care Reform Act expands the scope of the False Claims Act to cover payments in connection with the new health insurance exchanges if those payments include any federal funds.

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

Many states, including Florida, Georgia, North Carolina, Oklahoma, Tennessee, Texas and Washington, have enacted laws with provisions that are similar to the False Claims Act. The states with such laws primarily use their false claims acts provisions to pursue Medicaid-related claims.

We closely monitor our billing and other health care practices to maintain compliance with prevailing industry interpretations of applicable laws and regulations. As further discussed under “Legal Proceedings” in Item 3 and Note 12 to the Consolidated Financial Statements in Item 8 of Part II, we are investigating our compliance in the areas that we believe are the subject of the government investigations, and we have undertaken a review of our compliance program. During 2012, an external review of our compliance program concluded that it meets the standards of an effective compliance program as set forth in the compliance guidance for hospitals issued by HHS-OIG, the standards of an effective compliance program as set forth in the U.S. Sentencing Commission Guidelines and the provisions of the Health Insurance Portability and Accountability Act, commonly referred to as HIPAA. We regularly review our compliance program and make changes from time to time and we continue to do so.

Government investigations could also be initiated that are inconsistent with industry practices and prevailing interpretations of existing laws and regulations. In public statements, government authorities have from time to time taken positions on issues for which little official interpretation was available. Some of those positions appear to be inconsistent with practices that have been common within our industry and, in some cases, have not been challenged. Additionally, some government investigations that were previously conducted under civil provisions of federal law are now being conducted as criminal investigations under fraud and abuse laws, and certain government investigations that were previously handled administratively are now being conducted as either civil or criminal investigations under civil and criminal fraud and abuse laws.

We cannot predict the outcome of existing government investigations and qui tam lawsuits or whether we will be the subject of future government investigations, inquiries or whistleblower lawsuits. Any determination that we have violated applicable laws or regulations or even a public announcement that we are being investigated for possible violations could harm our business and results of operations. Moreover, negative publicity regarding our government investigations, qui tam lawsuits and other related matters could adversely affect our ability to attract acquisition targets and/or joint venture partners, especially not-for-profit organizations. Government investigations, as well as qui tam lawsuits, may lead to material fines, penalties, damages payments or other sanctions, including exclusion from government health care programs. Settlements of lawsuits involving Medicare and Medicaid issues routinely require monetary payments, which could have a materially adverse effect on our business, financial condition, results of operations and/or cash flows. Given the complexity of the issues that are typically involved, legal fees and related costs associated with government investigations and qui tam and other similar lawsuits can be significant and could also have a materially adverse effect on our financial condition, results of operations and/or cash flows.

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

There have been numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security standards related to patient information. In particular, federal regulations issued under HIPAA contain provisions that required us to implement and, in the future, may require us to implement additional costly electronic media security systems and to adopt new business practices designed to protect the privacy and security of each of our patient’s health and related financial information. For example, on January 17, 2013, HHS announced a new Omnibus HIPAA rule that substantially modifies the existing provider and security regulations. HIPAA and other privacy and security regulations impose extensive administrative, physical and technical requirements on us, restrict our use and disclosure of certain patient health and financial information, provide patients with rights with respect to their health information and require us to enter into contracts extending many of the privacy and security regulatory requirements to third parties that perform duties and services on our behalf. We are also required to make certain expenditures to help ensure our continued compliance with such laws and regulations and, in the future, such expenses could negatively impact our results of operations. The American Recovery and Reinvestment Act of 2009, referred to as the Economic Stimulus Bill, included provisions for heightened enforcement of HIPAA and stiffer penalties for HIPAA violations. If we violate or fail to comply with any such laws or regulations, we could be subject to civil and criminal penalties or it might be necessary for us to increase the personnel, financial and technological resources we devote to our operations to achieve compliance. Moreover, a violation or failure to comply with any such laws or regulations could cause harm to our reputation which, in turn, could result in our patients seeking health care services at facilities that are not operated by us. If any of the foregoing events were to occur, our business and results of operations could be harmed.

If any of our existing health care facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under the Medicare, Medicaid and other federal and state health care programs, which could harm our business and adversely affect our results of operations.

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

We are a party to various ongoing government investigations, legal proceedings and other related matters, which are described under “Legal Proceedings” in Item 3 and Note 12 to the Consolidated Financial Statements in Item 8 of Part II. Should an unfavorable outcome occur in some or all of our current legal proceedings, or if successful claims and other actions are brought against us in the future, there could be a materially adverse effect on our financial position, results of operations and liquidity.

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

The health care industry trend toward value-based purchasing may adversely impact our revenue and results of operations.

There is a trend in the health care industry toward value-based purchasing of health care services. Value-based purchasing programs include public reporting of quality data and preventable adverse events tied to the quality and efficiency of the care provided. Certain government programs, including Medicare, require hospitals to report quality data in order to receive full reimbursement updates. Additionally, Medicare will not reimburse hospitals for care related to some preventable adverse events, known as “never events.” Furthermore, many large commercial payors also require hospitals to report quality data and will refuse reimbursement for never events.

We expect value-based purchasing programs, such as programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are not able to predict how this trend will affect our results of operations; however, if we cannot consistently meet the required quality measures, there could be a negative impact on our reimbursement rates and revenue, which in turn would have an adverse effect on our results of operations.

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

If we are not able to comply with the maintenance of effort provisions under the Health Care Reform Act, our business and results of operations could be harmed.

The Health Care Reform Act includes a maintenance of effort provision, or MOE, which is designed to preserve existing Medicaid coverage until the Health Care Reform Act is fully implemented. The MOE provision requires states to maintain their current Medicaid eligibility standards, methodologies and procedures until the Secretary of HHS determines that a state health insurance exchange is fully operational in the respective state. States may reduce eligibility for certain non-pregnant, non-adult populations with incomes over 133% of the federal poverty level, if the state certifies to the Secretary of HHS that the state will operate a budget deficit or is projected to have a budget deficit.

On June 28, 2012, the U.S. Supreme Court ruled on the constitutionality of the Health Care Reform Act but determined that the Medicaid expansion provisions thereunder were implementable at the option of each individual state. Since that ruling, some states have argued that the MOE provision of the Health Care Reform Act was invalidated. At the same time, as a result of budgetary constraints, a number of states have sought to reduce Medicaid eligibility. The State of Maine has taken action to set the stage for a legal challenge to the MOE provision insofar as the state filed a motion for injunctive relief with the U.S. Court of Appeals for the First Circuit. Although the court denied the state’s request, Maine is expected to continue litigation and is likely to challenge the MOE provision on the same basis that the Health Care Reform Act’s Medicaid expansion requirement was challenged. Several states have expressed interest in joining this challenge in an effort to control burgeoning budget deficits.

We are not able to predict how this litigation or other similar litigation might affect our business; however, if states are permitted to reduce Medicaid coverage and eligibility, there could be a negative impact on our Medicaid reimbursement, which in turn would have an adverse effect on our business and results of operations.

If unfavorable Medicare or Medicaid reimbursement changes result from the Budget Control Act of 2011 or Congressional action in response to the American Taxpayer Relief Act of 2012, our business and results of operations could be harmed.

The Budget Control Act of 2011, or the BCA, was enacted on August 2, 2011. Among other things, the BCA (i) increased the federal debt ceiling by approximately $900 billion and (ii) immediately cut and capped federal discretionary spending, excluding the Medicare and Medicaid programs, thereby saving an estimated $917 billion over the next ten years. The BCA also established the Joint Select Committee on Deficit Reduction (the “Deficit Reduction Committee”), a twelve-member bipartisan joint committee of Congress. The primary goal of the Deficit Reduction Committee was to propose legislation by November 23, 2011 to further reduce the federal deficit by $1.5 trillion over the next ten years. Those deficit reduction measures were expected to be in addition to those already contained in the Health Care Reform Act. Pursuant to the BCA, if the legislation proposed by the Deficit Reduction Committee was not approved by Congress by December 23, 2011 and enacted into law by January 15, 2012 or if the Congressionally approved legislation did not achieve a federal deficit reduction in an amount of at least $1.2 trillion, then spending cuts aggregating $1.2 trillion over the next ten years (less any amount that resulted from earlier Congressional action) split equally between defense and non-defense programs, known as “sequestration,” were scheduled to automatically begin in January 2013. Although the Deficit Reduction Committee failed to propose legislation, on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or ATRA, which delayed mandatory sequestration actions until March 1, 2013. Among other things, ATRA will reduce Medicare expenditures by approximately $30 billion over the next ten years. Absent further Congressional action, the reductions and spending cuts dictated by the BCA, which are required to be split between defense and non-defense programs, are scheduled to take effect on March 1, 2013. Payments to Medicare providers are included in the automatic spending cuts; however, the BCA provides that Medicare payments may be reduced by no more than 2% and certain other programs, including Medicaid, are exempt from the automatic spending cuts. At this time, we are unable to determine how the spending cuts required by the BCA or subsequent Congressional action in response to ATRA will affect Medicare and Medicaid reimbursement in the future; however, significant reimbursement reductions or other program modifications that result therefrom could harm our business and results of operations.

Our substantial borrowings have, and will continue to have, a significant effect on our business and may affect our ability to secure additional financing when needed.

As of December 31, 2012, we had approximately $3.6 billion of long-term debt and capital lease obligations, as well as availability of $446.5 million under a long-term revolving credit facility. Our ability to service, repay or refinance our indebtedness or secure additional capital resources to fund our operational, acquisition and other growth strategies will depend on, among other things, our future operating performance. Those operating results may be affected by general economic, competitive, regulatory, business and other factors beyond our control. We believe that our future cash flow from operating activities, together with currently available and potentially new financing arrangements, will be sufficient to fund our operating, strategic growth, capital expenditure and debt service requirements. However, if we fail to meet our financial obligations or if supplemental financing is not available to us on satisfactory terms when needed, our business could be harmed.

Our substantial leverage, debt service requirements and covenant restrictions/limitations could have other important consequences to us, including, but not limited to, the following:

—

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

—

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

—	In the event of higher interest rates in the marketplace, we could be exposed to higher interest and financing costs on our variable rate long-term borrowings.

—

We are required to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which may reduce the amount of discretionary funds available for our other operational needs and growth objectives.

—

Because of the need for increased cash flow to service our debt arrangements, we may be more vulnerable to a decline in our business, changes in the health care industry or prolonged weak economic conditions.

—	Our flexibility in planning for, or reacting to, changes in our business and the health care industry may be limited.

—	We may be at a disadvantage in the markets where our hospitals and other health care facilities operate when compared to our competitors and peers that have less debt or less restrictive covenants.

—	We may be limited in our ability to obtain financing in the future for working capital, capital expenditures, acquisitions or other purposes on acceptable terms on a timely basis, or at all.

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

Our senior secured credit facilities and the indentures governing our senior notes and our convertible senior subordinated notes contain a number of restrictive covenants that impose significant operational and financial restrictions on us and may limit our ability to engage in activities that may be in our long-term best interest. Among other things, those covenants impose restrictions on our ability to:

—	incur additional indebtedness;

—	pay dividends or make other distributions or repurchase or redeem capital stock;

—	prepay, redeem or repurchase certain debt;

—	make loans and investments;

—	consolidate, merge or sell all or substantially all of our assets;

—	incur liens;

—	grant additional security interests and provide new guarantees;

—	enter into transactions with affiliates;

—	enter into sale-leaseback transactions;

—	invest in joint ventures and make capital expenditures; and

—	alter the businesses we conduct.

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

In the ordinary course of business, our subsidiary hospitals and other health care facilities and our physician practices are subject to medical malpractice lawsuits, product liability lawsuits and other legal actions. Some of these actions may involve large claims, as well as significant defense costs. We self-insure a substantial portion of our professional liability risks. Based on our past experience and current actuarial estimates, we believe that our insurance coverage and our self-insurance reserves are sufficient to cover claims arising from the operations of our subsidiary hospitals and other health care facilities and our physician practices. However, if payments for indemnity claims and related expenses exceed our estimates or if payments are required to be made by us that are not covered by insurance, our business could be harmed and our results of operations could be adversely impacted. Also, one or more of the unrelated insurance and reinsurance companies that provide us coverage could become insolvent or otherwise be unable to fulfill their contractual obligations to us, each of which could adversely affect our business and results of operations.

Our facilities are heavily concentrated in Florida, Mississippi and Tennessee, which makes us sensitive to regulatory, economic and competitive changes in those states, as well as the harmful effects of hurricanes and other severe weather activity in regions in and around the Gulf of Mexico.

As of December 31, 2012, we operated 70 hospitals, including 41 in Florida, Mississippi and Tennessee. Our home office is also located in Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in Florida, Mississippi or Tennessee could have a disproportionate effect on our business and results of operations.

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

The economies in the non-urban communities where our hospitals operate are often dependent on a small number of large employers. Those employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals and other health care facilities for their care. The failure of one or more large employer or the closure or substantial reduction in the number of individuals employed at facilities located in or near the communities where our hospitals operate, could cause affected employees to move elsewhere to seek employment or lose insurance coverage that was otherwise available to them. The occurrence of these events could adversely affect our revenue and results of operations, thereby harming our business.

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

The Health Care Reform Act restricts our ability to enter into new joint ventures with physicians and subjects our existing joint ventures to substantial limitations. These restrictions may have an adverse effect on our business.

At a number of our hospitals, we have partnered with local physicians in the ownership of the facility. Such arrangements were entered into under a provision of the Stark law that allowed physicians to invest in an entire hospital. Such provision is commonly referred to as the “whole hospital” exception. The Health Care Reform Act changed the whole hospital exception such that existing physician investments in a whole hospital are only permitted to continue under a grandfather clause if the arrangement satisfies certain requirements. However, physicians are now prohibited from increasing their aggregate ownership percentage in any grandfathered joint venture hospital and/or entering into new hospital joint ventures. The Health Care Reform Act also restricts the ability of existing physician-owned hospitals to expand the number of operating rooms, procedure rooms and licensed beds that they operate. Ultimately, we may be unable to expand the services at our affected hospitals and/or effectively compete in certain markets if the Health Care Reform Act or other laws and regulations materially restrict our grandfathered joint venture hospitals from increasing their operating rooms, procedure rooms and licensed beds, each of which could adversely affect our results of operations and harm our business.

We may fail to improve or integrate the operations of the hospitals we acquire, which could harm our results of operations.

Prior to their acquisition, many of the hospitals we acquire were experiencing operating losses or had significantly lower operating margins than the hospitals we operate. We may be unable to timely and effectively integrate the hospitals that we acquire with our ongoing operations or we may experience delays implementing operating procedures and systems at those hospitals. Integrating an acquired hospital can be expensive and time consuming and could disrupt our ongoing business, negatively affect our cash flow and distract management and other key personnel. Acquired hospitals require transitions from, and the integration of, operations, personnel and information systems. If we are unable to improve the operating margins of the hospitals we acquire, operate such hospitals profitably or effectively and timely integrate their operations, our results of operations could be harmed.

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

In recent years, the number of quality measures that hospitals are required to report publicly has increased. CMS publishes performance data related to quality measures and data on patient satisfaction surveys that hospitals submit in connection with the Medicare program. Federal law provides for the future expansion of the number of quality measures that must be reported. Additionally, the Health Care Reform Act requires all hospitals to annually establish, update and make public a list of their standard charges for products and services. If any of our hospitals achieve poor results on their quality measures or patient satisfaction surveys (or results that are lower than our competitors) or if our standard charges are higher than our competitors, our patient volume could decline because patients may elect to use competing hospitals or other health care providers that have better metrics and/or pricing. Either of these circumstances could harm our business and results of operations.

Our performance depends on our ability to recruit and retain quality physicians.

Physicians make admitting and other decisions regarding the appropriate course of patient treatment, which, in turn, affect hospital revenue. Therefore, the success of our hospitals depends, in part, on the number and quality of the physicians on their medical staffs, the admitting practices of those physicians and continued good relations with such physicians. Many of the physicians working at our hospitals are not our employees and, in a number of markets that we serve, they have admitting privileges at hospitals other than our own. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet physicians’ needs, they may be discouraged from referring patients to our facilities and our results of operations could be adversely affected.

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

We are highly dependent on our experienced medical support personnel, including nurses, pharmacists and lab technicians, seasoned local hospital management and other medical personnel. We compete with other health care providers to recruit and retain these health care professionals. On a national level, a shortage of nurses and certain other medical support personnel has been a significant operating issue for a number of health care providers. In the future, this shortage may require us to enhance wages and benefits to recruit and retain such personnel or require us to hire expensive temporary and per diem personnel. Additionally, to the extent that a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. Changes in federal labor laws or regulations, or changes in the interpretations of such laws and regulations, could increase the likelihood of unionization at our facilities. If our wages and related expenses rise, we may not be able to correspondingly increase our reimbursement rates. Our inability to recruit and retain qualified hospital management, nurses and other medical support personnel or our inability to modulate labor costs could adversely affect our results of operations and harm our business.

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

The performance of our proprietary management information system, known as the Pulse System®, is critical to our business operations. Any failure that causes a material interruption in the availability of the Pulse System® could adversely affect our operations or delay our cash collections. Although we have implemented antivirus, network security and disaster recovery measures, our servers could become vulnerable to computer viruses, break-ins, and disruptions from unauthorized tampering, hurricane-related failures and other extreme weather conditions. Any of these circumstances could result in interruptions, delays, the loss or corruption of data, or a general lack of availability of the Pulse System®, each of which could harm our business and results of operations. Moreover, in the event of a failure of the Pulse System®, we may be required to devote substantial personnel, financial and technological resources to correct any then existing deficiencies and/or enhance the system design to prevent such a failure from occurring again, which could also harm our business and results of operations.

If we fail to effectively and timely implement electronic health record systems, our operations could be harmed.

As required by the portion of the Economic Stimulus Bill commonly referred to as “HITECH,” CMS has developed and is implementing an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified electronic health record technology. HHS is using the Provider Enrollment, Chain and Ownership System, or PECOS, to verify Medicare enrollment prior to making electronic health record incentive program payments. If our hospitals or physician practices are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing and maintaining an electronic health record system. Further, beginning in federal fiscal year 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified electronic health record technology will be subject to reduced payments from Medicare. Any failure by us to effectively implement an electronic health record system in a timely manner, or maintain compliant systems, could have an adverse effect on our results of operations.

HITECH provides that patients have the right to receive information regarding their treatment and the payments made for their health care services during the three years prior to their request. HHS released a proposed rule on May 31, 2011 that would require hospitals and health care professionals to keep records about not only disclosures of, but also internal access to, certain patient health records. If implemented, such proposed rule would mean that, among other things, patients would have a right to request the names of every person who viewed their records. If implemented in its current form, the proposed rule could require us to devote significant resources to further enhance our recordkeeping systems.

If we are unable to implement and maintain the new “ICD-10 coding system,” our business, results of operations and cash flows could be adversely affected.

Managed care health plans, commercial payors and health care providers, including our hospitals, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Pursuant to the current regulations, use of the ICD-10 coding system will be required on October 1, 2015. Transition to the ICD-10 coding system will require a significant investment in technology and software, as well as staff training. It is possible that we could experience disruptions to, or delays in, reimbursement from payors for the services that our hospitals render due to technical problems, coding errors or other implementation issues involving our systems or the systems and implementation efforts of managed care health plans, other commercial payors and their business partners. Furthermore, the new ICD-10 coding system could result in lower levels of reimbursement to us than the existing system coding (i.e., ICD-9). If we experience difficulties implementing and maintaining the new ICD-10 coding system, costs beyond our expectations and/or delays/reductions in our reimbursement from payors, our business, results of operations and cash flows could be adversely affected.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The table below presents certain information with respect to our hospitals as of December 31, 2012. For more information regarding the utilization of our facilities, see “Business - Selected Operating Statistics” in Item 1.

Hospital	City	Number of Licensed Beds	Real Property Status (1)	Date Acquired

Alabama
Riverview Regional Medical Center (2)	Gadsden	281	Owned	July 1991
Stringfellow Memorial Hospital (2)	Anniston	125	Leased (2048)	January 1997

Arkansas
Summit Medical Center	Van Buren	103	Leased (2028)	May 1987
Sparks Health System	Fort Smith	492	Owned	December 2009

Florida
Highlands Regional Medical Center	Sebring	126	Leased (2025)	August 1985
Heart of Florida Regional Medical Center (2)	Greater Haines City	194	Owned	August 1993
Sebastian River Medical Center	Sebastian	154	Owned	September 1993
Charlotte Regional Medical Center	Punta Gorda	208	Owned	December 1994
Brooksville Regional Hospital (2)	Brooksville	120	Leased (2043)	June 1998
Spring Hill Regional Hospital (2)	Spring Hill	124	Leased (2043)	June 1998
Lower Keys Medical Center	Key West	167	Leased (2029)	May 1999
Pasco Regional Medical Center (2)	Dade City	120	Owned	September 2000
Lehigh Regional Medical Center	Lehigh Acres	88	Owned	December 2001
Santa Rosa Medical Center	Milton	129	Leased (2045)	January 2002
Seven Rivers Regional Medical Center	Crystal River	128	Owned	November 2003
Peace River Regional Medical Center	Port Charlotte	254	Owned	February 2005
Venice Regional Medical Center	Venice	312	Owned	February 2005
Bartow Regional Medical Center	Bartow	72	Owned	April 2005
St. Cloud Regional Medical Center (2)	St. Cloud	84	Owned	February 2006
Physicians Regional Medical Center-Pine Ridge	Naples	101	Owned	May 2006
Physicians Regional Medical Center-Collier Boulevard	Naples	100	Owned	Not applicable (3)
Shands Lake Shore Regional Medical Center (2)	Lake City	99	Leased (2040)	July 2010
Shands Live Oak Regional Medical Center (2)	Live Oak	15	Owned	July 2010
Shands Starke Regional Medical Center (2)	Starke	25	Owned	July 2010
Wuesthoff Medical Center - Rockledge	Rockledge	298	Owned	October 2010
Wuesthoff Medical Center - Melbourne	Melbourne	119	Owned	October 2010

Georgia
East Georgia Regional Medical Center (2)	Statesboro	150	Owned	October 1995
Clearview Regional Medical Center	Monroe	77	Owned	September 2003
Barrow Regional Medical Center	Winder	56	Owned	January 2006

Kentucky
Paul B. Hall Regional Medical Center (2)	Paintsville	72	Owned	January 1979

Mississippi
Biloxi Regional Medical Center	Biloxi	198	Leased (2040)	September 1986
Natchez Community Hospital (2)	Natchez	101	Owned	September 1993
Northwest Mississippi Regional Medical Center	Clarksdale	195	Leased (2035)	January 1996
Crossgates River Oaks Hospital	Brandon	149	Leased (2026)	January 1997
River Oaks Hospital	Flowood	160	Owned	January 1998
Woman’s Hospital at River Oaks	Flowood	109	Owned	January 1998
Central Mississippi Medical Center	Jackson	429	Leased (2040)	April 1999
Madison River Oaks Medical Center	Canton	67	Owned	January 2003
Gilmore Memorial Regional Medical Center	Amory	95	Owned	December 2005
Gulf Coast Medical Center	Biloxi	144	Inactive	Not applicable
Tri-Lakes Medical Center (2)	Batesville	112	Owned	May 2011

Missouri
Twin Rivers Regional Medical Center	Kennett	116	Owned	November 2003
Poplar Bluff Regional Medical Center (4)	Poplar Bluff	423	Owned	November 2003

Hospital	City	Number of Licensed Beds	Real Property Status (1)	Date Acquired

North Carolina
Lake Norman Regional Medical Center (2)	Mooresville	123	Owned	January 1986
Sandhills Regional Medical Center	Hamlet	64	Owned	August 1987
Davis Regional Medical Center	Statesville	143	Owned	October 2000

Oklahoma
Medical Center of Southeastern Oklahoma (2)	Durant	148	Owned	May 1987
Midwest Regional Medical Center (2)	Midwest City	255	Leased (2035)	June 1996
Blackwell Regional Hospital (2)	Blackwell	53	Leased (2035)	April 2012
Clinton Regional Hospital (2)	Clinton	56	Leased (2017)	April 2012
Marshall County Medical Center (2)	Madill	25	Leased (2019)	April 2012
Mayes County Medical Center (2)	Pryor	52	Leased (2017)	April 2012
Seminole Medical Center (2)	Seminole	32	Leased (2015)	April 2012

Pennsylvania
Heart of Lancaster Regional Medical Center (2)	Lititz	148	Owned	July 1999
Lancaster Regional Medical Center (2)	Lancaster	214	Owned	July 2000
Carlisle Regional Medical Center	Carlisle	165	Owned	June 2001

South Carolina
Carolina Pines Regional Medical Center (2)	Hartsville	116	Owned	September 1995
Chester Regional Medical Center	Chester	82	Leased (2034)	October 2004

Tennessee
Jamestown Regional Medical Center	Jamestown	85	Owned	January 2002
University Medical Center (2)	Lebanon	245	Owned	November 2003
Harton Regional Medical Center (2)	Tullahoma	135	Owned	November 2003
Physicians Regional Medical Center (5)	Knoxville	419	Owned	September 2011
Turkey Creek Medical Center	Knoxville	101	Owned	September 2011
Jefferson Memorial Hospital	Jefferson City	58	Leased (2021)	September 2011
Newport Medical Center (5)	Newport	130	Owned	September 2011
LaFollette Medical Center	LaFollette	66	Leased (2015)	September 2011
North Knoxville Medical Center	Powell	108	Owned	September 2011
Riverside hospital campus	Knoxville	293	Owned/Inactive	September 2011

Texas
Dallas Regional Medical Center at Galloway	Mesquite	202	Owned	January 2002

Washington
Yakima Regional Medical and Cardiac Center	Yakima	214	Owned	August 2003
Toppenish Community Hospital	Toppenish	63	Owned	August 2003

West Virginia
Williamson Memorial Hospital (2)	Williamson	76	Owned	June 1979

Total licensed beds at December 31, 2012		10,562

(1)

This column denotes the nature of our real property interest in the hospital. For leased facilities, which are governed by long-term agreements that provide us with the exclusive right to use and control the related hospital’s operations, the corresponding year of the lease agreement’s expiration is indicated parenthetically.

(2)

As of December 31, 2012, this hospital is partially owned by local physicians and/or other health care entities; however, we continue to own the majority equity interest in such hospital and manage its day-to-day operations.

(3)	De novo hospital that we opened in February 2007.
(4)

As of December 31, 2012, Poplar Bluff Regional Medical Center consisted of a north campus (a 213-bed building that we lease through February 2014) and a south campus (a 210-bed building that we own). We built a new general acute care hospital in Poplar Bluff, Missouri to replace our north campus facility. The new 250-bed hospital opened on January 26, 2013.

(5)	The number of licensed beds for this hospital includes ancillary facilities.

As of December 31, 2012, we also maintained properties outside of the hospital setting to provide outpatient services in the markets that we serve (e.g., surgery centers, diagnostic imaging centers, clinics, physician practices, other ancillary health care businesses, etc.). Certain of those outpatient facilities are leased. Moreover, some of our outpatient facilities are operated in conjunction with our joint ventures. We also own or lease certain real property, including medical office buildings, that are leased/subleased to unrelated third parties or used for internal purposes.

Our home office is in an office building complex in Naples, Florida that we own. We use approximately 36% of the complex and lease the remaining space. We have engaged an outside property management company to manage the office complex on our behalf.

As discussed at Note 10 to the Consolidated Financial Statements in Item 8 of Part II, we acquired an idle facility in Knoxville, Tennessee (i.e., the Riverside hospital campus) as part of a transaction with Mercy Health Partners, Inc. We are currently evaluating various disposal alternatives for that facility; however, the timing of such divestiture has not yet been determined.

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

Ascension Health Lawsuit.  On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Item 3) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U.S. District Court for the Southern District of Georgia, Augusta Division (Case No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied. On June 15, 2011, the case was stayed pending resolution of the appellate process. On July 8, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit (Case No. 11-13069). Oral argument was held on May 22, 2012. On January 24, 2013, the U.S. Court of Appeals for the Eleventh Circuit upheld the granting of Health Management’s motion for summary judgment by the U.S. District Court for the Southern District of Georgia, Augusta Division. On February 14, 2013, the plaintiffs filed a petition for a rehearing of their appeal. We intend to vigorously defend Health Management against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

Medicare/Medicaid Billing Lawsuits.     On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United

States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which is similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

On December 13, 2011, the U.S. District Court for the Middle District of Tennessee ordered that a qui tam lawsuit entitled United States ex rel. Kevin Dennis et al. v. Health Management Associates, Inc. et al. (Case No. 3:09-cv-00484) be partially unsealed and served on the defendants and that certain other contents of the court’s file remain under seal. The complaint was filed under seal on or about May 27, 2009 and alleges that, among other things, the defendants erroneously submitted claims to Medicare and other health care programs funded by the federal government and the State of Tennessee and that those claims were falsely certified to be in compliance with the Stark law, the Anti-Kickback Statute and the analogous laws of the State of Tennessee. The plaintiff’s complaint further alleges that the defendants’ conduct violated the False Claims Act and the Tennessee Medicaid False Claims Act. The plaintiff seeks recovery in the amount of triple the amount of the actual damages that the United States and the State of Tennessee have purportedly sustained as a result of the defendants’ alleged fraudulent and illegal recruitment and billing practices, a civil penalty for each alleged false claim that the defendants presented or caused to be presented to the United States or the State of Tennessee, and a civil penalty for each of the defendants’ acts that allegedly violated the Tennessee Medicaid False Claims Act, as well as unspecified compensatory and punitive damages. On December 7, 2011, the State of Tennessee notified the court of its decision not to intervene in the action and, on December 8, 2011, the United States notified the court that it was also declining to intervene. On June 29, 2012, the plaintiff filed an amended complaint that was similar to the original complaint. On July 30, 2012, the defendants moved to dismiss the plaintiff’s amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 14, 2013, the court granted the defendants’ motion to dismiss and dismissed the plaintiff’s lawsuit without prejudice.

On March 14, 2012, the U.S. District Court for the Southern District of Florida ordered the unsealing and amendment of a qui tam lawsuit filed on February 8, 2010, captioned United States of America ex rel. Bruce L. Boros, M.D. and Joseph E. O’Lear, M.D. v. Health Management Associates, Inc. and Key West HMA, LLC (Case No. 20104:10-cv-10013-KMM). Also on March 14, 2012, the court unsealed the United States’ notice of its intention not to intervene with respect to the remaining claims at that time. On or about March 27, 2012, the plaintiffs filed a second amended complaint. In the second amended complaint, the plaintiffs allege that the defendants performed unnecessary and improper cardiac catheterization procedures at our Lower Keys Medical Center in Key West, Florida and presented false or fraudulent claims for reimbursement to Medicare and other health care programs funded by the federal government for such allegedly unnecessary and improper procedures. The plaintiffs seek recovery under the False Claims Act in the amount of triple the amount of the actual damages that the United States has allegedly sustained as a result of the defendants’ actions, plus civil penalties of not less than $5,000 and not more than $11,000 for each violation, and other relief. On August 14, 2012, the plaintiffs filed a third amended complaint, which is similar to the second amended complaint. On August 31, 2012, the defendants moved to dismiss the third amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On October 24, 2012, the defendants’ motion to dismiss was granted. On December 28, 2012, the court allowed the plaintiffs to file a fourth amended complaint, which was similar to the third amended complaint. On January 18, 2013, the defendants moved to dismiss the fourth amended complaint on the same bases set forth in their previous motion to dismiss. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

Governmental Matters.    Several Health Management hospitals received letters during 2009 requesting information in connection with a U.S. Department of Justice (“DOJ”) investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. We believe that the DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and we are cooperating with the investigation. To date, the DOJ has not asserted any monetary or other claims against the Health Management hospitals in this matter. Based on the aggregate billings for inpatient kyphoplasty procedures during the period under review that were performed at the Health Management hospitals subject to the DOJ’s inquiry, we do not believe that the final outcome of this matter will be material.

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

The U.S. Department of Health and Human Services, Office of Inspector General (“HHS-OIG”) and the DOJ, including the Civil Division and U.S. Attorney’s Offices in the Eastern District of Pennsylvania, the Middle District of Florida, the Eastern District of Oklahoma, the Middle District of Tennessee, the Western District of North Carolina, the District of South Carolina and the Middle District of Georgia, are currently investigating Health Management and certain of its subsidiaries (HHS-OIG and the DOJ are collectively referred to as “Government Representatives”). We believe that such investigations relate to the Anti-Kickback Statute, the Stark law and the False Claims Act and are focused on: (i) physician referrals, including financial arrangements with our whole-hospital physician joint ventures; (ii) the medical necessity of emergency room tests and patient admissions, including whether the Pro-Med software that we used led to any medically unnecessary tests or admissions; and (iii) the medical necessity of certain surgical procedures. We further believe that the investigations may have originated as a result of qui tam lawsuits filed on behalf of the United States. In connection with the investigations, HHS-OIG has requested certain records through subpoenas, which apply system-wide, that were served on Health Management on May 16, 2011 and July 21, 2011. Additionally, Government Representatives have interviewed certain of our current and former employees. We are conducting internal investigations and have met with Government Representatives on numerous occasions to respond to their inquiries. We intend to cooperate with the Government Representatives during their investigations. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

On February 22, 2012 and February 24, 2012, HHS-OIG served subpoenas on certain Health Management hospitals relating to those hospitals’ relationships with Allegiance Health Management, Inc. (“Allegiance”). Allegiance, which is unrelated to Health Management, is a post acute health care management company that provides intensive outpatient psychiatric (“IOP”) services to patients. The Health Management hospitals that were served subpoenas were: (i) Central Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the Health Management hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the Health Management hospitals; (iv) documents relating to employees, physicians and therapists who were involved with the IOP services provided by Allegiance at the Health Management hospitals; and (v) other documents related to Allegiance, including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. We believe that HHS-OIG has served similar subpoenas on other non-Health Management hospitals that had contracts with Allegiance. We intend to cooperate with the investigations. At this time, we are unable to determine the potential impact that will result from the final resolution of these investigations.

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

Class Action Lawsuits.  On April 30, 2012, two class action lawsuits that were brought against Health Management and certain of its executive officers, one of whom is a director, were consolidated in the U.S. District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc. et al. (Case No. 2:12-cv-00046-JES-DNF) and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased our common stock during the period from July 27, 2009 through January 9, 2012. The amended consolidated complaint (i) alleges that Health Management made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the plaintiffs claim that Health Management inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 11, 2013, the defendants were served with the second amended consolidated complaint, which asserts the same claims as the amended consolidated complaint. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

Derivative Action.    On January 22, 2013, a putative shareholder derivative action entitled The City of Haverhill Retirement System v. Dauten et al. (Case No. 8:13-cv-00213) was filed in the U.S. District Court for the Middle District of Florida, Tampa Division, purportedly on behalf of Health Management against its directors. Health Management was also named as a nominal defendant. The complaint alleges that, among other things, the defendants breached their fiduciary duties to Health Management and its stockholders by supposedly causing Health Management to undertake a scheme to defraud Medicare by improperly admitting certain emergency room patients as “inpatients” in violation of the False Claims Act and then issuing false and misleading public statements about Health Management’s financial outlook and compliance with laws and regulations. The complaint also alleges that the defendants breached their fiduciary duties by exposing Health Management to potentially significant civil and criminal penalties as a result of the aforementioned investigations by HHS-OIG and the DOJ as well as the stockholder class action and other ongoing litigation. The complaint seeks monetary damages from the defendants, other than Health Management. On February 8, 2013, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:13-cv-00092).

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

Also see “Critical Accounting Policies and Estimates – Professional Liability Risks” in Item 7 of Part II and Note 12 to the Consolidated Financial Statements in Item 8 of Part II.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of Health Management Associates, Inc. (together with its subsidiaries hereinafter referred to as “we,” “our” or “us”) is listed on the New York Stock Exchange under the symbol “HMA.” As of February 15, 2013, there were 257,240,238 shares of our common stock held by approximately 850 record holders. The table below sets forth the high and low sales prices per share of our common stock on the New York Stock Exchange for each of the quarters during the years ended December 31, 2012 and 2011.

	High	Low
Year ended December 31, 2012:
First quarter	$7.68	$4.81
Second quarter	7.89	5.92
Third quarter	8.69	6.27
Fourth quarter	9.33	6.97

Year ended December 31, 2011:
First quarter	$11.07	$8.86
Second quarter	11.74	9.82
Third quarter	11.26	6.43
Fourth quarter	9.26	6.06

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

At December 31, 2012, we had reserved a sufficient number of shares to satisfy the potential conversion of our convertible senior subordinated notes, which are discussed at Note 2(c) to the Consolidated Financial Statements in Item 8.

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for our stock-based compensation awards that vested during the three months ended December 31, 2012.

Month Ended	Total Number of Shares Purchased	Average Price Per Share

October 31, 2012	-	$-
November 30, 2012	-	-
December 31, 2012	7,272	7.63

Total	7,272

Item 6.   Selected Financial Data.

The table below summarizes certain of our selected financial data and should be read in conjunction with the Consolidated Financial Statements and accompanying notes in Item 8.

HEALTH MANAGEMENT ASSOCIATES, INC.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010	2009	2008

Net revenue after the provision for doubtful accounts (1)	$5,878,238	$5,087,595	$4,467,413	$3,982,467	$3,800,096
Income from continuing operations (1) (2) (3)	198,859	206,334	185,774	161,303	210,515
Income (loss) from discontinued operations, net of income taxes (3) (4)	(7,617)	(2,409)	(13,526)	2,638	(26,358)
Net income attributable to Health Management Associates, Inc. (2) (4)	164,270	178,710	150,069	138,182	168,149
Income from continuing operations attributable to Health Management Associates, Inc. common stockholders (per share-diluted)	$0.67	$0.71	$0.65	$0.55	$0.80
Weighted average number of shares outstanding-diluted	256,710	255,037	251,106	246,965	244,671

	December 31,
	2012	2011	2010	2009	2008

Total assets	$6,400,789	$6,004,189	$4,910,085	$4,604,099	$4,554,232
Long-term debt and capital lease obligations (5)	3,559,324	3,574,998	3,018,464	3,040,661	3,206,834
Redeemable equity securities	212,458	200,643	201,487	182,473	48,868
Stockholders’ equity, including noncontrolling interests (6)	1,020,525	785,116	533,486	361,620	285,811

(1)	Amounts exclude our discontinued operations, which are identified at Note 10 to the Consolidated Financial Statements in Item 8.

(2)

Income from continuing operations for the years ended December 31, 2012 and 2011 included approximately $103.2 million and $16.4 million of amortization and net fair value adjustment expense that is attributable to our interest rate swap contract. Moreover, in connection with the 2011 Debt Restructuring, income from continuing operations for the year ended December 31, 2011 included $24.6 million of write-offs of deferred debt issuance costs and related other. See Note 2 to the Consolidated Financial Statements in Item 8 for information regarding the 2011 Debt Restructuring and our long-term debt arrangements. Also included in income from continuing operations during 2012 was $92.0 million of benefits from the meaningful use measurement standard under various Medicare and Medicaid Healthcare Information Technology (“HCIT”) incentive programs. Included in income from continuing operations during 2011 were: (i) $40.0 million of benefits from HCIT incentive programs; (ii) $12.9 million of expenses attributable to restructuring activities at Tennova Healthcare; and (iii) $5.0 million of acquisition-related costs. See Note 4 to the Consolidated Financial Statements in Item 8 for more information about certain of our recent acquisitions and Tennova Healthcare. Income from continuing operations for the year ended December 31, 2008 included a gain of $161.4 million from the sale of a noncontrolling interest in our joint venture with Novant Health, Inc. and one or more of its affiliates (collectively, “Novant”). Additionally, income from continuing operations for the years ended December 31, 2009 and 2008 included net gains on the early extinguishment of debt of $16.2 million and $15.2 million, respectively.

(3)

Income from continuing operations for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 included amounts attributable to noncontrolling interests of approximately $27.0 million, $25.2 million, $22.2 million, $25.0 million and $16.1 million, respectively. The corresponding amounts for discontinued operations were not material to the years presented.

(4)

The loss from discontinued operations for the year ended December 31, 2012 included a long-lived asset impairment charge of approximately $3.0 million. The loss from discontinued operations for the year ended December 31, 2011 included a goodwill impairment charge of $3.6 million from the termination of a lease agreement in respect of our hospital in Marathon, Florida. The loss from discontinued operations for the year ended December 31, 2010 included (i) a loss of $12.1 million from the sale of our general acute care hospital in Meridian, Mississippi and its related health care operations and (ii) a long-lived asset impairment charge of $8.4 million. See Note 10 to the Consolidated Financial Statements in Item 8 for information regarding our discontinued operations. Income from discontinued operations for the year ended December 31, 2009 included (i) a gain of $10.4 million from the restructuring of our joint venture with Novant and (ii) long-lived asset impairment charges of $4.6 million. The loss from discontinued operations for the year ended December 31, 2008 included: (i) long-lived asset and goodwill impairment charges of $38.0 million; (ii) a gain of $42.0 million from the sale of a noncontrolling interest in our joint venture with Novant; and (iii) a charge of $7.9 million for the estimated cost of partially subsidizing certain third party physician practice losses.

(5)	The 2011 Debt Restructuring, which is discussed at Note 2 to the Consolidated Financial Statements in Item 8, was completed on November 18, 2011.

(6)	We have not declared or paid any dividends during the years presented in the above table.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “could,” “plan,” “pending,” “continue,” “should,” “project,” “estimate” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, debt structure, principal payments on debt, capital structure, the amount and timing of funds under the meaningful use measurement standard of various Healthcare Information Technology incentive programs, other financial items and operating statistics, statements regarding our plans and objectives for future operations, acquisitions, acquisition financing, divestitures, joint ventures, market service development and other transactions, statements of future economic performance, statements regarding our legal proceedings and other loss contingencies (including, but not limited to, the timing and estimated costs of such matters), statements regarding market risk exposures, statements regarding the effects and/or interpretations of recently enacted or future health care laws and regulations, statements of the beliefs or assumptions underlying or relating to any of the foregoing statements, and statements that are other than statements of historical fact.

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

Revenue

We derive a significant portion of our revenue from Medicare, Medicaid and managed care health plans. Payments for services rendered to patients covered by those programs and other government programs are generally less than billed charges. For Medicare and Medicaid, provisions for contractual adjustments are made to reduce patient charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit and, accordingly, we periodically provide reserves for the adjustments that may ultimately result therefrom. Estimates for contractual allowances under managed care health plans are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to ensure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payors may be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated percentage, we project that our net accounts receivable and consolidated net income as of and for the year ended December 31, 2012 would have changed by approximately $23.3 million and $14.3 million, respectively.

In the ordinary course of business, we provide services to patients who are financially unable to pay for their care. Accounts characterized as charity and indigent care are not recognized in net revenue before the provision for doubtful accounts. We maintain a company-wide policy whereby patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and our collection agencies pursue payments on accounts receivable from patients who do not meet such criteria. We monitor the levels of charity and indigent care provided by our hospitals and other health care facilities and the procedures employed to identify and account for those patients.

Provision for Doubtful Accounts

Our hospitals and other health care facilities provide services to patients with health care coverage, as well as those without health care coverage. Those patients with health care coverage are often responsible for a portion of their bill referred to as the co-payment or deductible. This portion of the bill is determined by the patient’s individual health care or insurance plan. Patients without health care coverage are evaluated at the time of service, or shortly thereafter, for their ability to pay based on federal and state poverty guidelines, qualification for Medicaid or other state assistance programs, as well as our policies for indigent and charity care. After payment, if any, is received from a third party, statements are sent to patients indicating the outstanding balances on their accounts. If an account is still outstanding after a period of time, it is referred to a primary collection agency for assistance in collecting the amount due. The primary collection agency begins the process of debt collection by contacting the patient via mail and phone. The accounts that are sent to these agencies are often difficult to collect and require more focused, dedicated attention than might be available in one of our business offices. We believe that the primary collection agencies have been very successful in collecting the accounts that we send to them. A secondary collection agency is used when accounts are returned from the primary collection agency as uncollectible. These accounts are written off as uncollectible shortly after they are returned to us from the primary collection agency. In certain circumstances, we may sell a portfolio of outstanding accounts receivable to an unrelated third party.

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

When considering the adequacy of our allowance for doubtful accounts, accounts receivable balances are reviewed in conjunction with health care industry trends/indicators, historical collection rates by payor, aging reports and other business and economic conditions that might reasonably be expected to affect the collectability of patient accounts. We believe that our principal risk of collection continues to be uninsured patient accounts and patient accounts for which the primary insurance payor has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. If our actual collection rate changed by 1% from the estimated percentage that we used, we project that our allowance for doubtful accounts and consolidated net income as of and for the year ended December 31, 2012 would have changed by approximately $6.6 million and $4.1 million, respectively.

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

	December 31, 2012
	0-180 days	181-240 days	241-300 days	301 days and over

Medicare	18%	-%	-%	-%
Medicaid	14	1	1	-
Commercial insurance	37	2	1	1
Self-pay	14	5	4	2

Totals	83%	8%	6%	3%

	December 31, 2011
	0-180 days	181-240 days	241-300 days	301 days and over

Medicare	16%	-%	-%	-%
Medicaid	13	1	1	-
Commercial insurance	41	2	1	1
Self-pay	13	4	4	3

Totals	83%	7%	6%	4%

Accounts receivable are reserved at increasing percentages as they age. All accounts are reserved 100% when they age 300 days from the date of discharge. In addition to days sales outstanding, which is discussed below under “Liquidity, Capital Resources and Capital Expenditures,” we use other factors to analyze the collectability of our accounts receivable. In that regard, we compare subsequent cash collections to net accounts receivable recorded on our consolidated balance sheet. We also review (i) the provision for doubtful accounts as a percent of net revenue before the provision for doubtful accounts and (ii) the allowance for doubtful accounts as a percent of gross accounts receivable. These and other factors are reviewed monthly and are closely monitored for emerging trends in our accounts receivable portfolio.

Impairments of Long-Lived Assets and Goodwill

Long-lived assets.    We review our long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be fully recoverable (e.g., advances in technology, deteriorating operating results, excess capacity, obsolescence, etc.). The determination of possible impairment of assets to be held and used is predicated on our estimate of the asset’s undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. Long-lived assets to be disposed of, including discontinued operations, are reported at the lower of their carrying amount or estimated fair value, less costs to sell. Estimates of fair value are based on recent sales of similar assets, market analyses, pending disposition transactions and market responses based on discussions with, and offers received from, potential buyers. There were no long-lived asset impairment charges that were material to our continuing operations during the years ended December 31, 2012, 2011 and 2010; however, as discussed at Note 10 to the Consolidated Financial Statements in Item 8, we recognized long-lived asset impairment charges of approximately $3.0 million and $8.4 million in discontinued operations during 2012 and 2010, respectively.

Goodwill.   Goodwill is reviewed for impairment on an annual basis (i.e., each October 1) and whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on, among other things, market conditions and operational performance. We performed the goodwill impairment test as of October 1, 2012 by initially comparing the estimated fair values of each of our reporting unit’s net assets, including allocated home office net assets, to the corresponding carrying amounts on our consolidated balance sheet. The estimated fair values of our reporting units were determined using a market approach methodology based on revenue multiples. We also considered a market approach valuation methodology based on comparable transactions. If the estimated fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of the reporting unit’s goodwill, compare such fair value to the corresponding carrying amount and, if necessary, record a goodwill impairment charge. There were no goodwill impairment charges in continuing operations during the years ended December 31, 2012, 2011 and 2010; however, as discussed at Note 10 to the Consolidated Financial Statements in Item 8, we recognized a goodwill impairment charge of approximately $3.6 million in discontinued operations during 2011. We do not believe that any of our reporting units are currently at risk of incurring a goodwill impairment charge.

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

We operate in multiple states with varying tax laws. We are subject to both federal and state audits of our tax filings. Our federal income tax returns have been examined by the Internal Revenue Service through the period ended December 31, 2011. We participate in the Internal Revenue Service’s Compliance Assurance Program whereby our federal income tax returns will be audited on a concurrent basis. The Internal Revenue Service is currently auditing our income tax return for the year ended December 31, 2012. We make estimates to record tax reserves that we believe adequately provide for audit adjustments, if any.

Professional Liability Risks

As with most other health care providers, we are subject to claims and legal actions by patients and others in the ordinary course of business. We use our wholly owned captive insurance subsidiary and our risk retention group subsidiary, which are domiciled in the Cayman Islands and South Carolina, respectively, to self-insure a significant portion of our professional liability risks. Those subsidiaries, which are collectively referred to as the “Insurance Subsidiaries,” provide (i) claims-made coverage to all of our hospitals and other health care facilities and (ii) occurrence-basis coverage to most of the physicians that we employ. To mitigate the exposure of the self-insured program covering the hospitals and other health care facilities, the Insurance Subsidiaries buy claims-made reinsurance policies from unrelated third parties for claims above self-retention levels of $10.0 million or $15.0 million, depending on the policy year. The limits of liability provided by the Insurance Subsidiaries for each physician that we employ who is located outside of Florida is generally $1 million per claim and $3 million in the aggregate, and the corresponding limits for physicians located in Florida are $250,000 and $750,000, respectively. The physicians who are employed by us but not covered by the Insurance Subsidiaries generally maintain claims-made policies with unrelated third party insurance companies.

Our self-insured professional liability reserves reflect estimates of all known indemnity losses, incurred but not reported indemnity losses and related incurred/future loss expenses. As of December 31, 2012 and 2011, such discounted reserves, net of amounts estimated to be recoverable under reinsurance policies, were approximately $239.0 million and $215.6 million, respectively. Included in those amounts were $49.8 million and $53.7 million, respectively, of case reserves on reported claims. Historically, the average lag time between settlement of a claim and payment to the claimant is generally less than one month. Therefore, our total unpaid settled claim amount at the end of any reporting period is not significant. Our expense for professional liability risks includes: (i) an estimate of discounted losses and loss expenses for the current year, including claims incurred but not reported; (ii) changes in estimates for losses and loss expenses from prior years based on actual claim development experience; (iii) interest accretion on discounted reserves; and (iv) cumulative adjustments for changes in the discount rate, if any, during the year. Such expense was $60.5 million, $66.3 million and $68.6 million during the years ended December 31, 2012, 2011 and 2010, including $76.1 million, $66.4 million and $52.2 million, respectively, relating to current year claim activity. The year-over-year increases in our expense for current year claim activity reflect, among other things, organic and acquisition-related growth in our business.

Our reserves for self-insured professional liability risks are determined using actuarially-based techniques and methodologies. The data used to develop such reserves is based, in part, on asserted and unasserted claim information that has been accumulated by our incident reporting system. In the consolidated financial statements, these long-term liabilities are recorded at their estimated present values using a discount rate of 1.0% at both December 31, 2012 and 2011. We select a discount rate that represents a risk-free interest rate correlating to the period when the claims are projected to be paid (i.e., a weighted average payment duration of approximately three years). However, the facts and circumstances of each individual claim can result in an occurrence-to-settlement interval that varies from our payment duration estimate. As of December 31, 2012, a 25 basis point increase or decrease in the discount rate would have changed our professional liability reserve requirements by approximately $1.6 million.

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

Given the number of factors used to establish our reserves for self-insured professional liability risks, we believe that there is limited benefit to isolating any individual assumption or parameter from the detail computational process and calculating the impact of changing that single item. Instead, we believe that the sensitivity of the estimates of such reserves is best reflected in the selected actuarial confidence level used in the computations. In our actuarial modeling, we consistently used the central estimate, which generally approximates a confidence level at the 50th percentile. Utilizing a confidence level higher than the central estimate, while not representative of our best estimate, would reflect a reasonably likely outcome for the ultimate resolution of our known and incurred but not reported indemnity claims and related expenses. For example, using a statistical confidence level at the 70th percentile in our actuarial model would increase our discounted net reserves by approximately $24.4 million, or 10.2%.

Our reserves for self-insured professional liability risks are periodically reviewed and adjustments thereto are recorded as more information about claim trends becomes known to us. Although the ultimate settlement of these liabilities may vary from our estimates due to, among other things, their inherently complex, long-term and subjective nature, we believe that the amounts included in the consolidated financial statements are adequate and reasonable. However, if actual losses and loss expenses exceed our projections of claim activity and/or the projected claim payment duration differs from our estimates, our reserves could be materially adversely impacted.

Other Self-Insured Programs

We provide (i) income continuance to, and reimburse certain health care costs of, our disabled employees (collectively, “workers’ compensation”) and (ii) health and welfare benefits to our employees, their spouses and certain beneficiaries. Such employee benefit programs are primarily self-insured; however, we purchase stop-loss insurance policies from unrelated third parties to mitigate our exposure to catastrophic events and individual years with high levels of benefit claim activity. We record estimated liabilities for both reported and incurred but not reported workers’ compensation and health and welfare claims based on historical loss experience and other information provided by our third party administrators. The long-term liabilities for workers’ compensation are determined using actuarially-based techniques and methodologies and are discounted to their estimated present values. We select a discount rate that represents a risk-free interest rate correlating to the period when such benefits are projected to be paid. As of December 31, 2012, a 25 basis point increase or decrease in the discount rate would have changed our net workers’ compensation liability by approximately $0.6 million (our net liability considers discounted receivables for amounts that are estimated to be recoverable under stop loss insurance policies). Although there can be no assurances, we believe that the net liabilities included in the consolidated financial statements for these self-insured programs are adequate and reasonable. If the actual costs of these programs exceed our projections and/or the projected period over which workers’ compensation benefits will be paid differs from our estimates, the net liabilities could be materially adversely affected.

Loss Contingencies

We regularly review the status of our legal and regulatory matters and assess the potential financial exposure thereof. If the potential loss from any claim, lawsuit or regulatory proceeding is considered probable and the amount can be reasonably estimated, we record a reserve. Attorneys’ fees and other costs of defending our company in respect of claims, lawsuits and regulatory proceedings are expensed in the period such fees and costs are incurred, except for those amounts relating to our professional liability risks, which are discussed at Note 1(i) to the Consolidated Financial Statements in Item 8. Significant judgment is required when determining probability and whether an exposure is reasonably estimable. Predicting the final resolution of claims, lawsuits and regulatory matters and estimating financial exposure requires consideration of substantial uncertainties and, therefore, the actual costs thereof may vary significantly from our estimates. When making determinations of likely outcomes of legal and regulatory matters and the related financial exposure, we consider many factors, including, but not limited to, the nature of the claim (including unasserted claims), the availability of insurance, our experience with similar types of claims, the jurisdiction where the matter is being adjudicated, input from in-house and external legal counsel, the likelihood of resolution through alternative dispute resolution or other means and the current status of the matter. As additional information becomes available, we reassess our potential liability and we may revise and adjust our estimates at that time. Adjustments to reserves reflect the status of negotiations, settlements, rulings, advice of legal counsel and other relevant information. Changes in our estimates of financial exposure for legal matters and other loss contingencies could have a material impact on our consolidated financial position and results of operations in the future. See Note 12 to the Consolidated Financial Statements in Item 8 for further information regarding our material legal matters and other loss contingencies.

Results of Operations

Overview

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in Item 8.

As of December 31, 2012, we operated 70 hospitals by and through our subsidiaries with a total of 10,562 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Note 14 to the Consolidated Financial Statements in Item 8 for information about a pending acquisition that we plan to complete during the quarter ending June 30, 2013. The operating results of hospitals and other ancillary health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 10 to the Consolidated Financial Statements in Item 8. Such discontinued operations were not material to our consolidated results of operations during the years presented herein, other than the following items: (i) a 2010 loss of approximately $12.1 million from the sale of Riley Hospital in Meridian, Mississippi and its related health care operations; and (ii) 2012, 2011 and 2010 long-lived asset and goodwill impairment charges of $3.0 million, $3.6 million and $8.4 million, respectively.

During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Act”) were signed into law by President Obama. The primary goals of the Health Care Reform Act are to: (i) provide coverage by January 1, 2014 to an estimated 32 to 34 million Americans who currently do not have health insurance; (ii) reform the health care delivery system to improve quality; and (iii) lower the overall costs of providing health care. To accomplish the goal of expanding coverage, such legislation mandates that all Americans maintain a minimum level of health care coverage. To that end, the Health Care Reform Act expands Medicaid coverage, provides federal subsidies to assist low-income individuals when they obtain health insurance and establishes insurance exchanges through which individuals and small employers can purchase health insurance. Health care cost savings under the Health Care Reform Act are expected to come from: (i) reductions in Medicare and Medicaid reimbursement payments to health care providers, including hospital operators; (ii) initiatives to reduce fraud, waste and abuse in government reimbursement programs; and (iii) other reforms to federal and state reimbursement systems. Although certain aspects of the Health Care Reform Act have already become effective, it will be several years before most of the far-reaching and innovative provisions of the legislation are fully implemented. While we continue to evaluate the provisions of the Health Care Reform Act, its overall effect on our business cannot be determined at the present time because, among other things, the legislation is very broad in scope and uncertainties exist regarding the interpretation and future implementation of many of the regulations mandated under the Health Care Reform Act. Additionally, the Health Care Reform Act remains subject to (i) significant legislative debate, including the possible amendment and/or defunding of some of its provisions, and (ii) substantial legal challenges to certain aspects of the law that have been made on constitutional grounds. For further discussion of the Health Care Reform Act and its possible impact on our business and results of operations, see “Business – Sources of Revenue” in Item 1 of Part I and “Risk Factors” in Item 1A of Part I.

During the year ended December 31, 2012, which we refer to as the 2012 Calendar Year, we experienced growth in our net revenue before the provision for doubtful accounts over the year ended December 31, 2011, which we refer to as the 2011 Calendar Year, of approximately 16.3%. Such growth principally resulted from: (i) our acquisition of a 95% equity interest in a Mississippi-based general acute care hospital with a total of 112 licensed beds and certain related health care operations (collectively, “Tri-Lakes”) in May 2011; (ii) our acquisition of six Tennessee-based general acute care hospitals and other ancillary health care operations with a total of 882 licensed beds (collectively, the “Mercy Hospitals”) on September 30, 2011; (iii) our acquisition of an 80% interest in each of five Oklahoma-based general acute care hospitals with a total of 218 licensed beds and certain related health care operations (collectively, the “Integris Hospitals”) in April 2012; (iv) increased surgical volume attributable to physician recruitment and market service development (e.g., ambulatory surgical centers, robotic surgical systems, etc.) at certain of our hospitals and other health care facilities; (v) an increase in emergency room visits, which we believe was attributable, in part, to our dedicated focus on emergency room operations; and (vi) improvements in reimbursement rates that resulted primarily from renegotiated agreements with certain commercial health insurance providers. During the 2012 Calendar Year, we recognized benefits of approximately $92.0 million from the meaningful use measurement standard under various Medicare and Medicaid Healthcare Information Technology incentive programs (collectively, the “HCIT Programs”), as compared to $40.0 million of such benefits during the 2011 Calendar Year. The timing of our recognition of benefits under these programs correlates to the availability of program funding and our achievement of the related incentive criteria. Items that adversely affected our profitability during the 2012 Calendar Year included increases in: (i) interest expense (principally non-cash charges); (ii) costs associated with government investigations and related matters; and (iii) depreciation and amortization. Overall, our income from continuing operations decreased during the 2012 Calendar Year by $7.5 million, or 3.6%.

Our strategic operational objectives include increasing patient volume and operating margins, while at the same time moderating the provision for doubtful accounts. Our specific plans include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor and vendor contracts and developing action plans responsive to feedback from patient, physician and employee satisfaction surveys. Based on the needs of the communities that we serve, we also seek opportunities for market service development, including, among other things, establishing ambulatory surgical centers, urgent care centers, cardiac cath labs, angiography suites and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we are investing significant resources in physician recruitment and retention (primary care physicians and specialists), emergency room operations, advanced robotic surgical systems, replacement hospital construction and other capital projects. For example, we continue to implement ER Extra®, which is our signature patient-centered emergency room (“ER”) program that is designed to improve the patient experience by ensuring that patients get the care that they need in a prompt and courteous manner, including: (i) the posting of ER wait times; (ii) an ER Extra® mobile application for smartphones that provides easy access to driving directions for our hospitals and ER wait times; and (iii) rounding by our medical personnel in ER reception areas. At some of our hospitals, the implementation of ER Extra® has included a redesign of ER reception areas to enhance the consumer experience through more comfortable seating, an informational bar, children’s interactive tables and local scenic artwork. Additionally, we have deployed new MAKOplasty® and da Vinci® robotic surgical systems at many of our hospitals and, in April 2012, we opened the newly constructed Clearview Regional Medical Center, which was built to replace Walton Regional Medical Center in Monroe, Georgia. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and yield increased surgical volume, emergency room visits and admissions. Additionally, as we consider potential acquisitions, joint ventures and partnerships in 2013 and beyond, we believe that continually improving our existing operations provides us with a fundamentally sound infrastructure upon which we can add hospitals and other ancillary health care businesses.

We have also taken steps that we believe are necessary to achieve industry leadership in patient safety and quality. Our goal is to be the highest rated health care provider of any hospital system in the country, as measured by Medicare. With our knowledgeable and experienced clinical affairs leadership supporting this critical quality initiative, we measure key performance objectives, maintain accountability for achieving those objectives and recognize the leaders whose quality indicators and clinical outcomes demonstrate improvement. As most recently reported by the Centers for Medicare and Medicaid Services, all four of our core measure care areas (i.e., myocardial infarction, congestive heart failure, pneumonia and surgical care improvement project) have dramatically improved since the commencement of our clinical quality initiatives and we now rank second in core measures amongst large for-profit hospital systems. Additionally, The Joint Commission, a leading independent not-for-profit organization that accredits and certifies health care organizations in the United States, recently named 64% of our hospitals as Top Performers on Key Quality Measures, which compared to a nationwide achievement rate of approximately 18%. Moreover, 77% of our hospitals that were top performers during 2010 were once again recognized by The Joint Commission during 2012 based on 2011 quality performance statistics. To determine top performers, The Joint Commission aggregates certain evidence-based accountability data, including core measurement performance data.

Outpatient services continue to play an important role in the delivery of health care in our markets, with more than half of our net revenue before the provision for doubtful accounts generated on an outpatient basis. Recognizing the importance of these services, we have improved many of our health care facilities to accommodate the outpatient needs of the communities that they serve. We have also invested substantial capital in many of our hospitals and physician practices during the past several years, resulting in improvements and enhancements to our diagnostic imaging and ambulatory surgical services.

During the past several years, various economic and other factors have resulted in a large number of uninsured and underinsured patients seeking health care in the United States. Self-pay admissions as a percent of total admissions at our hospitals were approximately 6.7% and 7.1% during the 2012 Calendar Year and the 2011 Calendar Year, respectively. We continue to take various measures to address the impact of uninsured and underinsured patients on our business. Additionally, one of the primary goals of the Health Care Reform Act is to provide health insurance coverage to more Americans. Nevertheless, there can be no assurances that our self-pay admissions will not grow in future periods, especially in light of the prolonged downturn in the economy and correspondingly higher levels of unemployment in many of the markets served by our hospitals. Therefore, we regularly evaluate our self-pay patient policies and programs and consider changes or modifications as circumstances warrant.

2012 Calendar Year Compared to the 2011 Calendar Year

The tables below summarize our operating results for the 2012 Calendar Year and the 2011 Calendar Year. Hospitals that were owned/leased and operated by us for one year or more as of December 31, 2012 are referred to as same 2012 hospitals. For all year-over-year comparative discussions herein, the operating results of our same 2012 hospitals are only considered to the extent that there was a similar period of operation in both years.

	Years Ended December 31,
	2012		2011
		Percent			Percent
		of Net			of Net
	Amount	Revenue	Amount		Revenue
	(in thousands)		(in thousands)

Net revenue before the provision for doubtful accounts	$6,752,705		$5,804,451
Provision for doubtful accounts	(874,467)		(716,856)

Net revenue	5,878,238	100.0%	5,087,595		100.0%

Salaries and benefits	2,622,428	44.6	2,302,844		45.3
Supplies	903,770	15.4	776,598		15.3
Rent expense	173,033	3.0	154,279		3.0
Other operating expenses	1,307,826	22.2	1,067,980		21.0
Medicare and Medicaid HCIT incentive payments	(92,026)	(1.5)	(39,982)		(0.8)
Depreciation and amortization	348,941	5.9	267,900		5.3
Interest expense	312,547	5.3	222,747		4.4
Write-offs of deferred debt issuance costs and related other	-	-	24,595		0.4
Other	238	-	(1,771)		-

	5,576,757	94.9	4,775,190		93.9

Income from continuing operations before income taxes	301,481	5.1	312,405		6.1
Provision for income taxes	(102,622)	(1.7)	(106,071)		(2.0)

Income from continuing operations	$198,859	3.4%	$206,334		4.1%

	Years Ended December 31,		Change		Percent Change
	2012	2011

Same 2012 Hospitals*
Occupancy	37.6%	42.6%	(500)	bps**	n/a
Patient days	1,359,578	1,424,500	(64,922)		(4.6)%
Admissions	322,053	338,431	(16,378)		(4.8)%
Adjusted admissions †	631,129	635,547	(4,418)		(0.7)%
Emergency room visits	1,632,610	1,562,028	70,582		4.5%
Surgeries	349,477	342,427	7,050		2.1%
Outpatient revenue percent ¿	54.8%	51.9%	290	bps	n/a
Inpatient revenue percent ¿	45.2%	48.1%	(290)	bps	n/a

Total Hospitals
Occupancy	36.9%	42.6%	(570)	bps	n/a
Patient days	1,478,632	1,424,500	54,132		3.8%
Admissions	349,508	338,431	11,077		3.3%
Adjusted admissions †	692,767	635,547	57,220		9.0%
Emergency room visits	1,820,009	1,562,028	257,981		16.5%
Surgeries	394,939	342,427	52,512		15.3%
Outpatient revenue percent ¿	54.9%	51.9%	300	bps	n/a
Inpatient revenue percent ¿	45.1%	48.1%	(300)	bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume
¿	Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the 2012 Calendar Year was approximately $6,752.7 million as compared to $5,804.5 million during the 2011 Calendar Year. This change represented an increase of $948.2 million, or 16.3%. Our same 2012 hospitals contributed $376.8 million, or 39.7%, of the increase in net revenue before the provision for doubtful accounts. The same 2012 hospital increase was primarily the result of: (i) increased outpatient and surgical volume from physician recruitment and market service development; (ii) an increase in emergency room visits; and (iii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions. The remaining 2012 increase in our net revenue before the provision for doubtful accounts (i.e., $571.4 million) was due to our acquisitions of: (i) Tri-Lakes in May 2011; (ii) the Mercy Hospitals in September 2011; and (iii) the Integris Hospitals in April 2012.

Our provision for doubtful accounts during the 2012 Calendar Year increased 50 basis points to 12.9% of net revenue before the provision for doubtful accounts as compared to 12.4% of net revenue before the provision for doubtful accounts during the 2011 Calendar Year. This change was primarily due to an increase in revenue from uninsured self-pay patients and amounts considered to be patient responsibility (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.).

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue before the provision for doubtful accounts and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and divide the resulting total by the sum of our (a) net revenue before the provision for doubtful accounts, (b) uninsured self-pay patient discounts and (c) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2012 Calendar Year and the 2011 Calendar Year, our Uncompensated Patient Care Percentage was 27.8% and 25.6%, respectively. This 220 basis point increase during the 2012 Calendar Year primarily reflects greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) decreased from 45.3% during the 2011 Calendar Year to 44.6% during the 2012 Calendar Year. This decrease was primarily due to: (i) adjustments in staffing corresponding to changes in inpatient and outpatient volume; (ii) the outsourcing of certain hospital support services; and (iii) certain restructuring activities at the Mercy Hospitals in 2011 that did not recur in 2012 (see Note 4 to the Consolidated Financial Statements in Item 8 for further details). Such items were partially offset by increased physician employment.

Other operating expenses as a percent of net revenue increased from 21.0% during the 2011 Calendar Year to 22.2% during the 2012 Calendar Year. This increase was primarily due to: (i) higher legal and investigative costs associated with certain government investigations and related matters; (ii) disproportionately higher costs at our recent acquisitions; (iii) certain services at our hospitals that have been recently outsourced and/or contracted to third parties; and (iv) higher state-mandated provider taxes and increased repairs and maintenance costs during the 2012 Calendar Year. Such items were partially offset during the 2012 Calendar Year by reductions in acquisition-related costs and costs related to certain restructuring activities at the Mercy Hospitals. See Note 12 to the Consolidated Financial Statements in Item 8 for further information regarding our ongoing government investigations.

During the 2012 Calendar Year, we recognized benefits of approximately $92.0 million under the meaningful use measurement standard of the HCIT Programs as compared to $40.0 million of benefits during the 2011 Calendar Year. See Note 1(h) to the Consolidated Financial Statements in Item 8 for a discussion of our accounting policies in respect of the HCIT Programs.

Depreciation and amortization increased approximately $81.0 million during the 2012 Calendar Year over the 2011 Calendar Year. This increase resulted from: (i) our recent acquisitions; (ii) the acceleration of depreciation of the remaining net book value of one of our hospitals that was replaced in early 2013; and (iii) an increase in capitalized equipment.

Interest expense increased from approximately $222.7 million during the 2011 Calendar Year to $312.5 million during the 2012 Calendar Year. Such increase was primarily due to non-cash interest expense of $103.2 million attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that we recognize in our consolidated statement of income subsequent to the debt restructuring we completed on November 18, 2011 (the “2011 Debt Restructuring”), as compared to $16.4 million of corresponding non-cash interest expense during the 2011 Calendar Year. Although the average outstanding principal balance on our long-term debt and capital lease obligations was higher during the 2012 Calendar Year than the 2011 Calendar Year, our overall effective interest rate on such obligations has declined subsequent to the 2011 Debt Restructuring. We also recorded a greater amount of capitalized interest during the 2012 Calendar Year as compared to the 2011 Calendar Year. See “Liquidity, Capital Resources and Capital Expenditures” below and Notes 2, 3 and 11 to the Consolidated Financial Statements in Item 8 for further information regarding the 2011 Debt Restructuring, our long-term debt arrangements, our capital lease obligations and the interest rate swap contract (including the accounting therefor).

As a result of the 2011 Debt Restructuring, we wrote-off approximately $24.0 million of deferred debt issuance costs and incurred $0.6 million of related costs.

Our effective income tax rates were approximately 34.0% during both the 2012 Calendar Year and the 2011 Calendar Year. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 300 basis points and 290 basis points during the 2012 Calendar Year and the 2011 Calendar Year, respectively. Also, see Note 6 to the Consolidated Financial Statements in Item 8 for further information regarding our effective income tax rates.

2011 Calendar Year Compared to the 2010 Calendar Year

The tables below summarize our operating results for the 2011 Calendar Year and the year ended December 31, 2010, which we refer to as the 2010 Calendar Year. Hospitals that were owned/leased and operated by us for one year or more as of December 31, 2011 are referred to as same 2011 hospitals. For all year-over-year comparative discussions herein, the operating results of our same 2011 hospitals are only considered to the extent that there was a similar period of operation in both years.

	Years Ended December 31,
	2011		2010
		Percent			Percent
		of Net			of Net
	Amount	Revenue	Amount		Revenue
	(in thousands)		(in thousands)

Net revenue before the provision for doubtful accounts	$5,804,451		$5,092,166
Provision for doubtful accounts	(716,856)		(624,753)

Net revenue	5,087,595	100.0%	4,467,413		100.0%

Salaries and benefits	2,302,844	45.3	2,016,967		45.1
Supplies	776,598	15.3	703,426		15.7
Rent expense	154,279	3.0	122,983		2.8
Other operating expenses	1,067,980	21.0	892,465		20.0
Medicare and Medicaid HCIT incentive payments	(39,982)	(0.8)	-		-
Depreciation and amortization	267,900	5.3	241,873		5.4
Interest expense	222,747	4.4	211,673		4.7
Write-offs of deferred debt issuance costs and related other	24,595	0.4	-		-
Other	(1,771)	-	(8,797)		(0.2)

	4,775,190	93.9	4,180,590		93.5

Income from continuing operations before income taxes	312,405	6.1	286,823		6.5
Provision for income taxes	(106,071)	(2.0)	(101,049)		(2.3)

Income from continuing operations	$206,334	4.1%	$185,774		4.2%

	Years Ended December 31,		Change		Percent Change
	2011	2010

Same 2011 Hospitals*
Occupancy	42.1%	43.9%	(180)	bps**	n/a
Patient days	1,300,722	1,350,697	(49,975)		(3.7)%
Admissions	311,053	323,917	(12,864)		(4.0)%
Adjusted admissions †	581,056	586,060	(5,004)		(0.9)%
Emergency room visits	1,430,193	1,413,831	16,362		1.2%
Surgeries	316,298	314,564	1,734		0.6%
Outpatient revenue percent ¿	51.6%	50.0%	160	bps	n/a
Inpatient revenue percent ¿	48.4%	50.0%	(160)	bps	n/a

Total Hospitals
Occupancy	42.6%	43.9%	(130)	bps	n/a
Patient days	1,424,500	1,350,697	73,803		5.5%
Admissions	338,431	323,917	14,514		4.5%
Adjusted admissions †	635,547	586,060	49,487		8.5%
Emergency room visits	1,562,028	1,413,831	148,197		10.5%
Surgeries	342,427	314,564	27,863		8.9%
Outpatient revenue percent ¿	51.9%	50.0%	190	bps	n/a
Inpatient revenue percent ¿	48.1%	50.0%	(190)	bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume
¿	Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the 2011 Calendar Year was approximately $5,804.5 million as compared to $5,092.2 million during the 2010 Calendar Year. This change represented an increase of $712.3 million, or 14.0%. Our same 2011 hospitals contributed $243.3 million, or 34.2%, of the increase in net revenue before the provision for doubtful accounts. The same 2011 hospital increase was primarily the result of: (i) increased outpatient and surgical volume from physician recruitment and market service development; (ii) an increase in emergency room visits; and (iii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions, which was primarily due to a reduction in admissions of uninsured self-pay patients and certain weather-related disruptions. The remaining 2011 increase in our net revenue before the provision for doubtful accounts (i.e., $469.0 million) was due to our acquisitions of: (i) a 60% interest in each of three Florida-based general acute care hospitals with a total of 139 licensed beds and certain related health care operations (collectively, “Shands”) in July 2010; (ii) two Florida-based general acute care hospitals with a total of 413 licensed beds and certain related health care operations (collectively, “Wuesthoff”) in October 2010; (iii) Tri-Lakes in May 2011; and (iv) the Mercy Hospitals in September 2011.

Our provision for doubtful accounts during the 2011 Calendar Year increased 10 basis points to 12.4% of net revenue before the provision for doubtful accounts as compared to 12.3% of net revenue before the provision for doubtful accounts during the 2010 Calendar Year. This change was primarily due to amounts considered to be patient responsibility (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.). During the 2011 Calendar Year and the 2010 Calendar Year, our Uncompensated Patient Care Percentage, which is described above under the heading “2012 Calendar Year Compared to the 2011 Calendar Year,” was 25.6% and 25.2%, respectively. This 40 basis point increase during the 2011 Calendar Year primarily reflects greater uninsured self-pay patient revenue discounts, partially offset by a decline in self-pay patients in the mix of patients that we serve.

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) increased to 45.3% during the 2011 Calendar Year from 45.1% during the 2010 Calendar Year. During the 2011 Calendar Year, increased costs for routine salary and wage increases and disproportionately higher salaries and benefits at our recent acquisitions (including restructuring activities at the Mercy Hospitals) were mostly offset by cost containment measures such as flexible staffing and new hire limitations.

Supplies as a percent of net revenue decreased from 15.7% during the 2010 Calendar Year to 15.3% during the 2011 Calendar Year. This decrease was primarily due to (i) improved pricing and greater discounts from our vendors under our group purchasing agreements and (ii) a favorable change in our surgical volume mix during the 2011 Calendar Year.

Other operating expenses as a percent of net revenue increased from 20.0% during the 2010 Calendar Year to 21.0% during the 2011 Calendar Year. This increase was primarily due to the costs associated with: (i) the acquisition of the Mercy Hospitals; (ii) restructuring activities at the Mercy Hospitals; and (iii) certain government investigations. See Notes 4 and 12 to the Consolidated Financial Statements in Item 8 for further information regarding certain of our recent acquisitions and our ongoing government investigations, respectively. Also contributing to the 2011 increase in other operating expenses were: (i) higher state-mandated provider taxes and increased repairs and maintenance costs during the 2011 Calendar Year; (ii) certain services at our hospitals that have been recently outsourced and/or contracted to third parties; and (iii) disproportionately higher costs at our recent acquisitions.

During the 2011 Calendar Year, we recognized a first time benefit of approximately $40.0 million under the meaningful use measurement standard of the HCIT Programs. See Note 1(h) to the Consolidated Financial Statements in Item 8 for a discussion of our accounting policies in respect of the HCIT Programs.

Interest expense increased from approximately $211.7 million during the 2010 Calendar Year to $222.7 million during the 2011 Calendar Year. Such increase was primarily due to non-cash interest expense of $16.4 million attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that was recognized after the debt restructuring we completed on November 18, 2011 (the “2011 Debt Restructuring”). This increase was partially offset by a lower overall effective interest rate on our former $2.75 billion seven-year term loan because less of the outstanding balance thereunder was covered by our interest rate swap contract. We also maintained a lower average outstanding principal balance on such term loan during the 2011 Calendar Year as compared to the 2010 Calendar Year and recorded a greater amount of capitalized interest during the 2011 Calendar Year. See “Liquidity, Capital Resources and Capital Expenditures” below and Notes 2 and 11 to the Consolidated Financial Statements in Item 8 for further information regarding the 2011 Debt Restructuring, our long-term debt arrangements and the interest rate swap contract (including the accounting therefor).

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

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Additionally, at December 31, 2012 approximately $65.4 million of our available-for-sale securities and $446.5 million of borrowing capacity under our $500.0 million long-term revolving credit facility were available for general business purposes, including acquisitions. As discussed at Note 14 to the Consolidated Financial Statements in Item 8, we plan to fund our pending acquisition of an 80% interest in a 480-bed Florida-based hospital and certain related health care operations with available cash balances, proceeds from sales of available-for-sale securities and, if necessary, borrowings under our long-term revolving credit facility. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs.

The table below summarizes our recent cash flow activity (in thousands).

	Years Ended December 31,
	2012	2011	2010

Sources (uses) of cash and cash equivalents:
Operating activities	$597,379	$544,022	$434,691
Investing activities	(473,896)	(976,011)	(393,653)
Financing activities	(126,023)	401,223	(49,483)
Discontinued operations	(2,430)	(6,903)	4,239

Net decrease in cash and cash equivalents	$(4,970)	$(37,669)	$(4,206)

2012 Calendar Year Cash Flows Compared to the 2011 Calendar Year Cash Flows

Operating Activities

Our cash flows from continuing operating activities increased approximately $53.4 million, or 9.8%, during the 2012 Calendar Year as compared to the 2011 Calendar Year. During the 2012 Calendar Year, we experienced increased cash flows from: (i) improved operating profitability (before non-cash depreciation and amortization expense and fair value adjustments); (ii) an increase of $65.4 million in our cash receipts under the meaningful use measurement standard of the HCIT Programs; and (iii) reductions in our accounts receivable balances at the Mercy Hospitals after we received the necessary approvals for our Medicare and Medicaid provider numbers. Offsetting these items were: (i) an increase in our interest payments during the 2012 Calendar Year when compared to the 2011 Calendar Year; (ii) higher net federal and state income tax payments during the 2012 Calendar Year; and (iii) a net increase in our operating liabilities during the 2011 Calendar Year that did not recur during the 2012 Calendar Year.

We believe that the professional and other costs of our ongoing government investigations, while difficult to predict, will continue and will vary throughout the duration of such investigations. We expect that those costs will be paid with our cash flows from continuing operating activities. See Note 12 to the Consolidated Financial Statements in Item 8 for information regarding such government investigations. Although subject to change due to a variety of factors beyond our control, we project that (i) during the year ending December 31, 2013 we will pay approximately $84.3 million to the counterparties of our interest rate swap contract, which is discussed at Note 2(a) to the Consolidated Financial Statements and (ii) we will receive additional reimbursement under the meaningful use measurement standard of the HCIT Programs ranging from $80 million to $90 million during the year ending December 31, 2013.

Investing Activities

Cash used in investing activities during the 2012 Calendar Year included: (i) approximately $388.9 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a replacement hospital for Walton Regional Medical Center in Monroe, Georgia that opened on April 22, 2012 and a 250-bed hospital that opened on January 26, 2013 to replace the north campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri); (ii) $61.9 million to acquire an 80% interest in each of five Oklahoma-based hospitals (the Integris Hospitals); (iii) $12.0 million to acquire nine ancillary health care businesses; and (iv) a $22.9 million net increase in our restricted funds. See Note 4 to the Consolidated Financial Statements in Item 8 for information regarding certain of our recent acquisitions. Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $7.6 million from buying and selling such securities during the 2012 Calendar Year. During such year, we received (i) $1.4 million of proceeds from the sale of the remaining real property at the Woman’s Center at Dallas Regional Medical Center, our closed hospital facility in Mesquite, Texas, and (ii) $2.9 million of proceeds from sales of assets and insurance recoveries.

Cash used in investing activities during the 2011 Calendar Year included: (i) approximately $302.0 million of additions to property, plant and equipment, consisting primarily of new medical equipment (including $20.7 million to purchase da Vinci® robotic surgical systems), renovation and expansion projects at certain of our facilities and replacement hospital construction (including a hospital that opened in May 2011 to replace Madison County Medical Center in Canton, Mississippi and a 250-bed hospital that opened on January 26, 2013 to replace the north campus facility at Poplar Bluff Regional Medical Center); (ii) $520.0 million to acquire the six Mercy Hospitals; (iii) $38.8 million to acquire a 95% equity interest in a Mississippi-based hospital (Tri-Lakes); (iv) $23.3 million to acquire ten ancillary health care businesses; and (v) a $35.3 million net increase in our restricted funds. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $64.2 million from buying and selling such securities during the 2011 Calendar Year. These 2011 cash outlays were partially offset by (i) $4.9 million of proceeds from the sales of the remaining real property at Gulf Coast Medical Center, our closed hospital facility in Biloxi, Mississippi, and certain assets at Fishermen’s Hospital in Marathon, Florida and (ii) $2.8 million of proceeds from sales of assets and insurance recoveries.

Financing Activities

During the 2012 Calendar Year, we borrowed and repaid $47.0 million under our $500.0 million long-term revolving credit facility (the proceeds from such borrowings were used for acquisition working capital and a source of funding when Superstorm Sandy temporarily disrupted the financial markets in the northeast). Additionally, we made principal payments on our other long-term debt and capital lease obligations of approximately $94.9 million during such year. We also paid $35.5 million to noncontrolling shareholders for recurring distributions and purchases of their subsidiary shares. Partially offsetting these cash outlays were (i) $1.5 million of excess income tax benefits from our stock-based compensation arrangements and (ii) $3.6 million that we received from noncontrolling shareholders to acquire minority equity interests in two of our joint ventures. See Notes 2 and 3 to the Consolidated Financial Statements in Item 8 for further information regarding our long-term debt arrangements and capital lease obligations, respectively.

During the 2011 Calendar Year, we received approximately $389.2 million of cash proceeds from a syndicate of banks, including $29.2 million under a then existing revolving credit facility, to: (i) finance the acquisition of seven Tennessee-based general acute care hospitals and other ancillary health care operations from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc.; (ii) pay certain closing costs of a credit agreement, which is described at Note 2(d) to the Consolidated Financial Statements in Item 8; and (iii) provide start-up working capital to certain of our subsidiaries that are affiliated with the acquired hospitals. In connection with the 2011 Debt Restructuring, we received $2,967.8 million of proceeds from new debt arrangements, which was primarily used to repay all of the principal and accrued interest outstanding under certain of our then existing debt arrangements. As a result of the 2011 Debt Restructuring and normal recurring activity, our aggregate principal payments on long-term debt and capital lease obligations were $2,869.4 million during the 2011 Calendar Year. We also paid $75.1 million for debt issuance costs related to our new credit agreements and $28.3 million to noncontrolling shareholders primarily for recurring distributions. During the 2011 Calendar Year our cash provided by continuing financing activities also included (i) $14.1 million of cash proceeds from exercises of stock options and (ii) $3.0 million of excess income tax benefits from our stock-based compensation arrangements. See Note 2 to the Consolidated Financial Statements in Item 8 for further information regarding the 2011 Debt Restructuring.

Discontinued Operations

Cash used by our discontinued operations during the 2012 Calendar Year and the 2011 Calendar Year was approximately $2.4 million and $6.9 million, respectively, including $12.4 million of the total purchase price allocated from the abovementioned Mercy Health Partners, Inc. acquisition during 2011. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 10 to the Consolidated Financial Statements in Item 8 for further information regarding our discontinued operations.

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

Investing Activities

Cash used in investing activities during the 2011 Calendar Year included: (i) approximately $302.0 million of additions to property, plant and equipment, consisting primarily of new medical equipment (including $20.7 million to purchase da Vinci® robotic surgical systems), renovation and expansion projects at certain of our facilities and replacement hospital construction (including a hospital that opened in May 2011 to replace Madison County Medical Center in Canton, Mississippi and a 250-bed hospital that opened on January 26, 2013 to replace the north campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri); (ii) $520.0 million to acquire the six Mercy Hospitals; (iii) $38.8 million to acquire a 95% equity interest in a Mississippi-based hospital (Tri-Lakes); (iv) $23.3 million to acquire ten ancillary health care businesses; and (v) a $35.3 million net increase in our restricted funds. See Note 4 to the Consolidated Financial Statements in Item 8 for further information regarding certain of our recent acquisitions. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $64.2 million from buying and selling such securities during the 2011 Calendar Year. These 2011 cash outlays were partially offset by (i) $4.9 million of proceeds from the sales of the remaining real property at Gulf Coast Medical Center, our closed hospital facility in Biloxi, Mississippi, and certain assets at Fishermen’s Hospital in Marathon, Florida and (ii) $2.8 million of proceeds from sales of assets and insurance recoveries.

Cash used in investing activities during the 2010 Calendar Year included: (i) approximately $209.1 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and construction of a hospital to replace Madison County Medical Center; (ii) $152.0 million for the acquisition of two Florida-based hospitals (Wuesthoff); (iii) $21.5 million to acquire a 60% interest in each of three Florida-based hospitals (Shands); (iv) $18.0 million to acquire six ancillary health care businesses; and (v) a $5.8 million net increase in our restricted funds. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $16.8 million from buying and selling such securities during the 2010 Calendar Year. These 2010 cash outlays were partially offset by (i) $26.4 million of proceeds from the sale of Riley Hospital in Meridian, Mississippi, which is discussed at Note 10 to the Consolidated Financial Statements in Item 8, and (ii) $3.2 million of proceeds from sales of assets and insurance recoveries.

Financing Activities

During the 2011 Calendar Year, we received approximately $389.2 million of cash proceeds from a syndicate of banks, including $29.2 million under a then existing revolving credit facility, to: (i) finance the acquisition of seven Tennessee-based general acute care hospitals and other ancillary health care operations from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc.; (ii) pay certain closing costs of a credit agreement, which is described at Note 2(d) to the Consolidated Financial Statements in Item 8; and (iii) provide start-up working capital to certain of our subsidiaries that are affiliated with the acquired hospitals. In connection with the 2011 Debt Restructuring, we received $2,967.8 million of proceeds from new debt arrangements, which was primarily used to repay all of the principal and accrued interest outstanding under certain of our then existing debt arrangements. As a result of the 2011 Debt Restructuring and normal recurring activity, our aggregate principal payments on long-term debt and capital lease obligations were $2,869.4 million during the 2011 Calendar Year. We also paid $75.1 million for debt issuance costs related to our new credit agreements and $28.3 million to noncontrolling shareholders primarily for recurring distributions. During the 2011 Calendar Year our cash provided by continuing financing activities also included (i) $14.1 million of cash proceeds from exercises of stock options and (ii) $3.0 million of excess income tax benefits from our stock-based compensation arrangements. See Notes 2 and 3 to the Consolidated Financial Statements in Item 8 for further information regarding the 2011 Debt Restructuring and our long-term debt arrangements and capital lease obligations.

During the 2010 Calendar Year, we made principal payments on our long-term debt and capital lease obligations of approximately $40.1 million. We also paid $20.6 million to noncontrolling shareholders primarily for recurring distributions. Partially offsetting these cash outlays were (i) $7.5 million of cash proceeds from exercises of stock options and (ii) $2.5 million that we received from noncontrolling shareholders to acquire minority equity interests in one of our joint ventures.

Discontinued Operations

Cash used by our discontinued operations during the 2011 Calendar Year was approximately $6.9 million, including $12.4 million of the total purchase price allocated from the abovementioned Mercy Health Partners, Inc. acquisition. The cash provided by our discontinued operations during the 2010 Calendar Year was $4.2 million. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 10 to the Consolidated Financial Statements in Item 8 for further information regarding our discontinued operations.

Days Sales Outstanding

To calculate days sales outstanding, or DSO, we initially divide quarterly net revenue before the provision for doubtful accounts by the number of days in the quarter. The result is divided into the net patient accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 50 days at December 31, 2012, which compares to 53 days at September 30, 2012 and 51 days at December 31, 2011.

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

We can elect whether interest on borrowings under the Credit Facilities is determined using LIBOR or the Base Rate (as defined in the loan agreement). The effective interest rate on such borrowings, which fluctuates with market changes, includes a spread above the base rate that we select. The effective interest rate for the Term Loan B is subject to a floor of 1.0% and 2.0% (before consideration of the interest rate spread) when using LIBOR and the Base Rate, respectively. The amount of the interest rate spread is predicated on, among other things, our Consolidated Leverage Ratio (as defined in the loan agreement). We can elect differing interest rates for each of the debt instruments under the Credit Facilities. Interest is payable in arrears at the end of a calendar quarter or on the date that the selected interest duration period ends.

Our mandatory principal payments under the Credit Facilities for the year ending December 31, 2013, including the Excess Cash Flow payments that are discussed below, are approximately $100.4 million. We have the right to prepay amounts outstanding under the Credit Facilities at any time without penalty. At December 31, 2012, the effective interest rates on the Term Loan A and the Term Loan B were 2.6% and 4.5%, respectively. Those rates remained unchanged as of February 15, 2013.

Throughout the Revolving Credit Agreement’s five-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the 2012 Calendar Year, we borrowed $47.0 million under the Revolving Credit Agreement. The proceeds from such borrowings, which were repaid within two business days after initially being borrowed, were used for (i) acquisition working capital while the collection of certain Mercy Hospital accounts receivable was pending and (ii) a source of funding when Superstorm Sandy temporarily disrupted the financial markets in the northeast. Although there were no amounts outstanding under the Revolving Credit Agreement on February 15, 2013, standby letters of credit in favor of third parties of approximately $52.9 million reduced the amount available for borrowing thereunder to $447.1 million on such date. Our effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.5% on February 15, 2013.

The Credit Facilities are generally subject to mandatory prepayment in amounts equal to: (i) 100% of the net cash proceeds received from certain asset sales, including insurance recoveries and condemnation events, subject to reinvestment provisions and the ratable offer requirements of other pari passu secured debt; (ii) 100% of the net cash proceeds from our issuance of certain new debt; and (iii) 50% of our Excess Cash Flow (as defined in the loan agreement) with step-downs of such percentage based on our Consolidated Leverage Ratio. Based on the Excess Cash Flow that we generated during the 2012 Calendar Year, we will repay approximately $32.0 million of additional principal under the Credit Facilities during the three months ending March 31, 2013.

We intend to fund the required principal payments under the term loans of the Credit Facilities and the related interest with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Demand Promissory Note. We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest under the demand promissory note will be immediately due and payable upon the bank’s written demand. We did not borrow under this credit facility during the 2012 Calendar Year. The demand promissory note’s effective interest rate on February 15, 2013 was approximately 2.3%; however, there were no amounts outstanding thereunder on such date.

Debt Covenants

The Credit Facilities and the indentures governing our 3.75% Convertible Senior Subordinated Notes due 2028, 7.375% Senior Notes due 2020 and 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At December 31, 2012, we were in compliance with all of the covenants contained in those debt agreements. Although there can be no assurances, we believe that we will continue to be in compliance with all of our debt covenants. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could, among other things, subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

Dividends

The Credit Facilities and the indentures for certain of our other debt agreements restrict our ability to pay cash dividends.

Standby Letters of Credit

As of February 15, 2013, we maintained approximately $52.9 million of standby letters of credit in favor of third parties with various expiration dates through February 1, 2014. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Interest Rate Swap Contract

As required by a former credit facility, we entered into a seven-year receive variable/pay fixed interest rate swap contract during February 2007. As part of the 2011 Debt Restructuring, our former credit facility was terminated but the interest rate swap contract was not. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for us to pay interest on the contract’s notional amount, which was originally expected to reasonably approximate the declining principal balance of a term loan under the former credit facility. Interest payable to the counterparties is determined by reference to, among other things, LIBOR rates. At December 31, 2012, the notional amount of the interest rate swap contract was approximately $1,786.8 million. The estimated fair value of our liability for the interest rate swap contract on such date was $93.0 million and we project that $84.3 million will be payable to the counterparties during the year ending December 31, 2013. However, our aggregate payments through the contract’s expiration in February 2014, as well as the specific timing thereof, are subject to change based on, among other things, future LIBOR rates. See Note 5 to the Consolidated Financial Statements in Item 8 for further information regarding the estimated fair value of our interest rate swap contract.

Net interest payable or receivable is settled between us and the counterparties at the end of each calendar quarter. We intend to fund any net interest payable to the counterparties with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that capital expenditures for property, plant and equipment will range from 4.5% to 5.5% of our net revenue after the provision for doubtful accounts for the year ending December 31, 2013. As of December 31, 2012, we had undertaken the following: (i) construction of a 250-bed general acute care hospital to replace the north campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri (such hospital opened on January 26, 2013); (ii) several hospital renovation and expansion projects; and (iii) various information technology hardware and software upgrades. We do not believe that any of our construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

Part of our strategic business plan calls for us to acquire hospitals and other ancillary health care businesses in non-urban communities that are aligned with our business model, available at a reasonable price and otherwise meet our strict acquisition criteria. We typically fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. Specifically, we plan to fund the pending acquisition of an 80% interest in a 480-bed Florida-based hospital and certain related health care operations with available cash balances, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement. This pending acquisition, which we expect to close during the quarter ending June 30, 2013, is discussed at Note 14 to the Consolidated Financial Statements in Item 8.

Divestiture of Idle Property

We intend to sell the former Riverside hospital campus that we acquired as part of our acquisition of the Mercy Hospitals. However, the timing of such divestiture has not yet been determined. We intend to use the proceeds therefrom for general business purposes. See Note 10 to the Consolidated Financial Statements in Item 8 for further information about this idle facility.

Impact of Inflation

The health care industry is labor intensive and subject to wage and related employee benefit expense increases, especially during periods of inflation and when there exists a shortage of skilled labor. A skilled nursing staff shortage throughout the health care industry has existed for the past several years and has caused nursing salaries to increase. We have addressed our nursing staff needs by increasing wages, improving hospital working conditions and fostering relationships with local nursing schools. We do not believe that the inflationary trend in nursing salaries or the nursing shortage will have an adverse effect on our results of operations. On a national level, a shortage of physicians is a possible unintended consequence of the Health Care Reform Act. As it is unknown whether this possible circumstance will lead to increases in physician salaries and other compensation, we cannot predict its impact on our business at this time.

Suppliers, utility companies and other vendors pass their cost increases to us in the form of higher prices. We believe that we have been able to partially offset increases in our operating costs by increasing prices, achieving quantity discounts for purchases through our group purchasing agreements and efficiently utilizing our resources. Although we have implemented cost control measures to curb increases in operating costs, we cannot predict our ability to recover or offset future cost increases from our many vendors.

Contractual Obligations and Off-Balance Sheet Arrangements

Except as set forth in the table on the next page, we do not have any off-balance sheet arrangements.

As of December 31, 2012, we had recorded approximately (i) $212.5 million for redeemable equity securities and (ii) $43.0 million as a liability for unrecognized income tax benefits and related interest and penalties. We excluded these amounts from the table on the next page due to the uncertainty of the amounts to be paid, if any, as well as the timing of such payments. We also excluded $239.0 million of net professional liability risk reserves (including $38.5 million in current liabilities) from the table because we do not characterize such reserves as contractual obligations and the unpaid settled claim amount at December 31, 2012 was not significant.

As of December 31, 2012, contractual obligations for each of the next five years ending December 31 and thereafter (including principal and interest) and other commitments are summarized in the table below. Interest rates at December 31, 2012 were used in the table to estimate interest payments on variable rate debt.

	Payments Due by Year Ending December 31,
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter
	(in thousands)

Long-term debt (a)	$276,344	$348,554	$289,432	$979,570	$138,848	$2,356,504
Capital leases	31,188	29,572	31,328	22,631	12,216	90,890
Operating leases (b)	122,477	93,687	74,305	52,781	31,607	94,076
Interest rate swap contract	84,277	8,768	-	-	-	-
Physician commitments (c)	61,109	28,637	-	-	-	-
Other	200	200	200	200	200	400

Total contractual obligations	$575,595	$509,418	$395,265	$1,055,182	$182,871	$2,541,870

Other Commitments Not Recorded on our Consolidated Balance Sheet	Commitment Expiration by Year Ending December 31,
	2013	2014	2015	2016	2017	Thereafter
	(in thousands)

Letters of credit (d)	$53,521	$-	$-	$-	$-	$-
Physician commitments (c)	97,811	36,354	-	-	-	-
Other (e)	33,520	2,000	2,000	-	-	-

Total commitments	$184,852	$38,354	$2,000	$-	$-	$-

(a)

For purposes of the above table, we assumed that we would repurchase our 3.75% Convertible Senior Subordinated Notes due 2028 on May 1, 2014 because the noteholders can unilaterally exercise their contractual right to require us to repurchase some or all of their notes on such date.

(b)

Amounts relate to obligations under operating leases for real property, real property master leases and equipment. The real property master leases are leases for buildings near our hospitals for which we guarantee a certain level of rental income to the owners of the property. We sublease space in these buildings to unrelated third parties. Future operating lease obligations are not recorded on our consolidated balance sheets.

(c)	See Note 1(e) and Note 12 to the Consolidated Financial Statements in Item 8 for further information regarding physician and physician group guarantees and commitments.

(d)	Amount relates to outstanding letters of credit that principally serve as security for our workers’ compensation self-insurance program and deposits for certain utility companies.

(e)	Other includes: (i) certain construction costs; (ii) purchase commitments for supplies; and (iii) other miscellaneous commitments.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk due to changes in interest rates. To mitigate our exposure to interest rate volatility, a portion of our long-term debt is fixed rate and, if appropriate, we will consider entering into an interest rate swap contract. See Note 2 to the Consolidated Financial Statements in Item 8 for a discussion of our long-term debt. We do not believe that our overall market risk exposures will materially change during 2013.

As of December 31, 2012, the estimated fair value and carrying amount of our fixed rate debt, including capital lease obligations, were approximately $1,635.0 million and $1,514.4 million, respectively. The estimated fair value and carrying amount of our variable rate debt on such date were $2,069.9 million and $2,044.9 million, respectively. A hypothetical 1% increase in interest rates from those that were in effect at December 31, 2012 would impact our annualized interest expense by approximately $10.9 million. Moreover, increases in interest rates would correspondingly increase our interest expense associated with any future borrowings.

The table below summarizes principal cash flows and weighted average interest rates by expected maturity dates for our long-term debt arrangements and capital lease obligations that were outstanding at December 31, 2012.

	Years Ending December 31,
	2013	2014		2015	2016	2017	Thereafter	Totals
	(in thousands, except interest rates)
Fixed rate long-term debt, including capital leases	$25,689	$24,996		$28,670	$420,142	$8,863	$921,714	$1,430,074
Weighted average interest rates	6.4%	6.5%		6.5%	6.1%	6.5%	7.3%	6.9%
Fixed rate convertible long-term debt	-	$91,450	(a)	-	-	-	-	$91,450
Weighted average interest rates	-	3.8%		-	-	-	-	3.8%
Variable rate long-term debt	$100,375	$86,500		$122,750	$438,565	$14,000	$1,294,435	$2,056,625
Weighted average interest rates (b)	3.3%	2.9%		2.8%	2.6%	4.5%	4.5%	3.9%

(a)

For purposes of the above table, we assumed that we would repurchase our 3.75% Convertible Senior Subordinated Notes due 2028 on May 1, 2014 because the noteholders can unilaterally exercise their contractual right to require us to repurchase some or all of their notes on such date.

(b)

For purposes of the above table, we assumed that the interest rates on each of our variable rate long-term debt instruments at December 31, 2012 would remain in effect for the full term of such instruments.

We do not execute transactions or hold derivative financial instruments for trading purposes. However, pursuant to the requirements of the agreements underlying our former credit facilities, we entered into a receive variable/pay fixed interest rate swap contract in February 2007 that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for its seven-year term. At December 31, 2012, the estimated fair value of the liability for our interest rate swap contract, which is discussed at Note 2(a) to the Consolidated Financial Statements in Item 8, was approximately $93.0 million. A hypothetical 1% change in the LIBOR rate used in the valuation of our interest rate swap contract liability would have changed its estimated fair value by $14.1 million.

We are exposed to market risk related to changes in the values of our available-for-sale securities, including those that are held by our insurance company subsidiaries. As more fully described at Note 5 to the Consolidated Financial Statements in Item 8, those investments have an estimated fair value and amortized cost basis at December 31, 2012 of approximately $273.2 million and $263.9 million, respectively. We are also exposed to risk related to market illiquidity. For example, if one of our insurance subsidiaries requires cash beyond its usual requirements and we are unable to readily access the customary capital markets, we may have difficulty selling our investments in a timely manner or be forced to sell them at prices that are less than what we might have been able to obtain in an active market.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Health Management Associates, Inc.

We have audited the accompanying consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Management Associates, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Miami, Florida

February 27, 2013

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010

Net revenue before the provision for doubtful accounts	$6,752,705	$5,804,451	$5,092,166
Provision for doubtful accounts	(874,467)	(716,856)	(624,753)

Net revenue	5,878,238	5,087,595	4,467,413

Salaries and benefits	2,622,428	2,302,844	2,016,967
Supplies	903,770	776,598	703,426
Rent expense	173,033	154,279	122,983
Other operating expenses	1,307,826	1,067,980	892,465
Medicare and Medicaid HCIT incentive payments	(92,026)	(39,982)	-
Depreciation and amortization	348,941	267,900	241,873
Interest expense	312,547	222,747	211,673
Write-offs of deferred debt issuance costs and related other	-	24,595	-
Other	238	(1,771)	(8,797)

	5,576,757	4,775,190	4,180,590

Income from continuing operations before income taxes	301,481	312,405	286,823
Provision for income taxes	(102,622)	(106,071)	(101,049)

Income from continuing operations	198,859	206,334	185,774
Loss from discontinued operations, including gains/losses on disposals, net of income taxes (see Note 10)	(7,617)	(2,409)	(13,526)

Consolidated net income	191,242	203,925	172,248
Net income attributable to noncontrolling interests	(26,972)	(25,215)	(22,179)

Net income attributable to Health Management Associates, Inc.	$164,270	$178,710	$150,069

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.68	$0.72	$0.66
Discontinued operations	(0.03)	(0.01)	(0.05)

Net income	$0.65	$0.71	$0.61

Diluted
Continuing operations	$0.67	$0.71	$0.65
Discontinued operations	(0.03)	(0.01)	(0.05)

Net income	$0.64	$0.70	$0.60

Weighted average number of shares outstanding:
Basic	254,217	251,541	248,272

Diluted	256,710	255,037	251,106

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2012	2011	2010

Consolidated net income	$191,242	$203,925	$172,248
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Changes in fair value	-	47,735	(17,646)
Reclassification adjustments for amortization of expense into net income	78,969	10,384	-

Net activity attributable to the interest rate swap contract	78,969	58,119	(17,646)

Available-for-sale securities
Unrealized gains (losses), net	7,974	(117)	2,473
Adjustments for net (gains) losses reclassified into net income	-	(1,020)	(2,143)

Net activity attributable to available-for-sale securities	7,974	(1,137)	330

Other comprehensive income (loss) before income taxes	86,943	56,982	(17,316)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(33,443)	(21,298)	6,434

Other comprehensive income (loss), net	53,500	35,684	(10,882)

Total consolidated comprehensive income	244,742	239,609	161,366
Total comprehensive income attributable to noncontrolling interests	(26,972)	(25,215)	(22,179)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$217,770	$214,394	$139,187

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$59,173	$64,143
Available-for-sale securities	121,106	122,277
Accounts receivable, less allowances for doubtful accounts of $663,183 and $578,972 at December 31, 2012 and 2011, respectively	976,872	903,517
Supplies, at cost (first-in, first-out method)	159,599	156,529
Prepaid expenses	61,285	59,066
Prepaid and recoverable income taxes	60,438	61,756
Restricted funds	26,525	28,289
Assets of discontinued operations	6,250	14,561

Total current assets	1,471,248	1,410,138

Property, plant and equipment:
Land and improvements	257,326	249,842
Buildings and improvements	2,964,321	2,848,185
Leasehold improvements	271,995	259,048
Equipment	1,805,943	1,565,236
Construction in progress	224,285	164,185

	5,523,870	5,086,496
Accumulated depreciation and amortization	(2,060,818)	(1,823,324)

Net property, plant and equipment	3,463,052	3,263,172

Restricted funds	125,532	96,244
Goodwill	1,023,456	999,380
Deferred charges and other assets	317,501	235,255

Total assets	$6,400,789	$6,004,189

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$211,387	$198,120
Accrued payroll and related taxes	94,277	80,281
Accrued expenses and other liabilities	469,055	368,790
Due to third party payors	26,470	20,658
Deferred income taxes	45,170	50,466
Current maturities of long-term debt and capital lease obligations	126,064	85,509

Total current liabilities	972,423	803,824

Deferred income taxes	301,237	234,080
Long-term debt and capital lease obligations, less current maturities	3,433,260	3,489,489
Other long-term liabilities	460,886	491,037

Total liabilities	5,167,806	5,018,430

Redeemable equity securities	212,458	200,643

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	-	-
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 256,394 shares and 254,156 shares issued at December 31, 2012 and 2011, respectively	2,564	2,542
Accumulated other comprehensive income (loss), net of income taxes	(41,940)	(95,440)
Additional paid-in capital	173,843	156,859
Retained earnings	869,450	705,180

Total Health Management Associates, Inc. stockholders’ equity	1,003,917	769,141
Noncontrolling interests	16,608	15,975

Total stockholders’ equity	1,020,525	785,116

Total liabilities and stockholders’ equity	$6,400,789	$6,004,189

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	Health Management Associates, Inc.
			Accumulated
			Other	Additional			Total
	Common Stock		Comprehensive	Paid-in	Retained	Noncontrolling	Stockholders’
	Shares	Par Value	Income (Loss), Net	Capital	Earnings	Interests	Equity

Balances at January 1, 2010	248,517	$2,485	$(120,242)	$96,531	$376,401	$6,445	$361,620

Net income	-	-	-	-	150,069	22,179	172,248
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	-	-	221	-	-	-	221
Change in fair value of interest rate swap contract and amortization of expense into net income, net	-	-	(11,103)	-	-	-	(11,103)
Exercises of stock options and related tax matters	1,094	11	-	11,328	-	-	11,339
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	1,269	13	-	(3,185)	-	-	(3,172)
Stock-based compensation expense	-	-	-	18,366	-	-	18,366
Distributions to noncontrolling shareholders	-	-	-	-	-	(19,598)	(19,598)
Noncontrolling shareholder interests in acquired businesses	-	-	-	-	-	3,565	3,565

Balances at December 31, 2010	250,880	2,509	(131,124)	123,040	526,470	12,591	533,486

Net income	-	-	-	-	178,710	25,215	203,925
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	-	-	(741)	-	-	-	(741)
Change in fair value of interest rate swap contract and amortization of expense into net income, net	-	-	36,425	-	-	-	36,425
Exercises of stock options and related tax matters	1,563	16	-	16,237	-	-	16,253
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	1,713	17	-	(7,587)	-	-	(7,570)
Stock-based compensation expense	-	-	-	25,169	-	-	25,169
Distributions to noncontrolling shareholders	-	-	-	-	-	(25,394)	(25,394)
Noncontrolling shareholder interests in acquired businesses	-	-	-	-	-	3,563	3,563

Balances at December 31, 2011	254,156	2,542	(95,440)	156,859	705,180	15,975	785,116

Net income	-	-	-	-	164,270	26,972	191,242
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	-	-	5,186	-	-	-	5,186
Change in fair value of interest rate swap contract and amortization of expense into net income, net	-	-	48,314	-	-	-	48,314
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	2,238	22	-	(8,322)	-	-	(8,300)
Stock-based compensation expense	-	-	-	25,599	-	-	25,599
Distributions to noncontrolling shareholders	-	-	-	-	-	(27,095)	(27,095)
Purchases of subsidiary shares from noncontrolling shareholders	-	-	-	(293)	-	(1,161)	(1,454)
Noncontrolling shareholder interests in acquired businesses	-	-	-	-	-	1,917	1,917

Balances at December 31, 2012	256,394	$2,564	$(41,940)	$173,843	$869,450	$16,608	$1,020,525

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Consolidated net income	$191,242	$203,925	$172,248
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	359,920	274,526	248,583
Amortization related to interest rate swap contract	78,969	10,384	-
Fair value adjustments related to interest rate swap contract	24,201	5,979	-
Provision for doubtful accounts	874,467	716,856	624,753
Stock-based compensation expense	25,599	25,169	18,366
Losses (gains) on sales of assets, net	4,790	1,325	(711)
Gains on sales of available-for-sale securities, net	(3,081)	(518)	(4,328)
Write-offs of deferred debt issuance costs	-	24,045	-
Deferred income tax expense	7,373	79,159	20,311
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(959,178)	(870,898)	(731,607)
Supplies	(1,789)	(3,108)	(14,250)
Prepaid expenses	(2,088)	(8,271)	(6,393)
Prepaid and recoverable income taxes	29,866	(18,987)	31,020
Deferred charges and other long-term assets	(975)	(5,785)	5,382
Accounts payable	11,193	23,380	31,699
Accrued expenses and other liabilities	(49,255)	87,431	27,370
Equity compensation excess income tax benefits	(1,492)	(2,999)	(1,278)
Loss from discontinued operations, net	7,617	2,409	13,526

Net cash provided by continuing operating activities	597,379	544,022	434,691

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	(73,948)	(582,090)	(191,454)
Additions to property, plant and equipment	(388,899)	(302,046)	(209,108)
Proceeds from sales of assets and insurance recoveries	2,857	2,765	3,150
Proceeds from sales of discontinued operations	1,392	4,851	26,360
Purchases of available-for-sale securities	(1,947,028)	(1,385,580)	(921,724)
Proceeds from sales of available-for-sale securities	1,954,653	1,321,398	904,881
Increase in restricted funds, net	(22,923)	(35,309)	(5,758)

Net cash used in continuing investing activities	(473,896)	(976,011)	(393,653)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	47,000	3,356,970	-
Principal payments on debt and capital lease obligations	(141,861)	(2,869,380)	(40,147)
Payments of debt issuance costs	(702)	(75,149)	-
Proceeds from exercises of stock options	-	14,067	7,469
Cash received from noncontrolling shareholders	3,591	-	2,547
Cash payments to noncontrolling shareholders	(35,543)	(28,284)	(20,630)
Equity compensation excess income tax benefits	1,492	2,999	1,278

Net cash provided by (used in) continuing financing activities	(126,023)	401,223	(49,483)

Net decrease in cash and cash equivalents before discontinued operations	(2,540)	(30,766)	(8,445)
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	(2,295)	5,991	5,672
Investing activities (see Note 10)	(135)	(12,894)	(1,433)

Net decrease in cash and cash equivalents	(4,970)	(37,669)	(4,206)
Cash and cash equivalents at the beginning of the year	64,143	101,812	106,018

Cash and cash equivalents at the end of the year	$59,173	$64,143	$101,812

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$270,027	$188,734	$204,576

Income taxes	$71,737	$50,651	$69,443

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1.	Business and Summary of Significant Accounting Policies

Health Management Associates, Inc. by and through its subsidiaries (collectively, the “Company”) provides health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of December 31, 2012, the Company operated 70 hospitals in fifteen states with a total of 10,562 licensed beds, including twenty-two hospitals located in Florida, ten hospitals in Mississippi and nine hospitals in Tennessee. See Note 14 for acquisition activity subsequent to December 31, 2012.

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

The Company’s investments in debt securities and shares in publicly traded stocks and mutual funds have been designated by management as available-for-sale securities, as defined by GAAP. The estimated fair values of such securities are based on quoted market prices and pricing valuation models. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income, net of income taxes. Periodically, management performs an evaluative assessment of individual securities to determine whether declines in fair value are other-than-temporary. Management considers various quantitative, qualitative and judgmental factors when performing its evaluation, including, but not limited to, the nature of the security being analyzed and the length of time and extent to which a security’s fair value is below its historical/amortized cost. The weighted average cost method is used to calculate the historical cost basis of securities that are sold. Also, see Notes 5 and 11 for more information regarding the Company’s available-for-sale securities.

d.	Property, plant and equipment

Property, plant and equipment are stated at cost and include major expenditures that extend an asset’s useful life. Ordinary repair and maintenance costs (e.g., medical equipment adjustments, painting, cleaning, etc.) are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the underlying assets. Estimated useful lives for buildings and improvements range from fifteen to forty years and for equipment range from three to fifteen years. Leasehold improvements, capital lease assets and other assets of a similar nature are amortized on a straight-line basis over the shorter of the term of the respective lease or the useful life of the underlying asset. Depreciation expense was approximately $241.2 million, $219.3 million and $207.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

	Years Ended December 31,
	2012	2011	2010

Balances at the beginning of the year	$67,201	$48,515	$48,515
Costs associated with the issuance of long-term debt	702	75,149	-
Write-offs (see debt restructuring at Note 2)	-	(56,463)	-

Balances at the end of the year	$67,903	$67,201	$48,515

Accumulated amortization of deferred debt issuance costs was approximately $14.5 million and $3.1 million at December 31, 2012 and 2011, respectively. Amortization of deferred debt issuance costs was $11.4 million, $7.6 million and $7.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. Future amortization of deferred debt issuance costs is expected to approximate $11.2 million, $10.6 million, $10.0 million, $8.5 million and $5.4 million during the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

Goodwill.  GAAP calls for goodwill (i.e., the excess of cost over acquired net assets) and intangible assets with indefinite useful lives to be tested for impairment annually and whenever circumstances indicate that a possible impairment might exist. Except as described below, management performs the goodwill impairment test by initially comparing the estimated fair values of each reporting unit’s net assets, including allocated home office net assets, to the corresponding carrying amounts on the Company’s consolidated balance sheet. The estimated fair values of the Company’s reporting units are determined using a market approach methodology based on revenue multiples. Management also considers a market approach valuation methodology based on comparable transactions. If the estimated fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, management determines the implied fair value of the reporting unit’s goodwill, compares such fair value to the corresponding carrying amount and, if necessary, records a goodwill impairment charge.

During September 2011, the Financial Accounting Standards Board amended the accounting standards in GAAP as they relate to the annual test for goodwill impairment (the “Goodwill Update”). The Goodwill Update allows, but does not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for the purpose of determining if detailed quantitative goodwill impairment testing is necessary. Management adopted the Goodwill Update in connection with the Company’s annual goodwill impairment testing on October 1, 2011. Specifically, the qualitative factors reviewed by management at October 1, 2011 did not reveal any circumstances whereby detailed quantitative goodwill impairment testing was necessary at the reporting unit level. There were no goodwill impairment charges in continuing operations during the years ended December 31, 2012, 2011 and 2010.

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

Physician and Physician Group Guarantees.    Deferred charges and other assets include estimated physician and physician group guarantee costs, which aggregated approximately $175.4 million and $88.0 million at December 31, 2012 and 2011, respectively. Such amounts are being amortized over the required service periods of the underlying contractual arrangements. The corresponding accumulated amortization was $73.4 million and $38.8 million at December 31, 2012 and 2011, respectively. Amortization expense related to estimated physician and physician group guarantee costs was $61.2 million, $29.2 million and $21.7 million during the years ended December 31, 2012, 2011 and 2010, respectively. Based on the December 31, 2012 balances, future amortization expense is expected to be $63.4 million, $33.1 million and $5.5 million during the years ending December 31, 2013, 2014 and 2015, respectively. See Note 12 for further information regarding physician and physician group guarantees.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

Intangible Assets.    Included in deferred charges and other assets at December 31, 2012 and 2011 were intangible assets of approximately $99.2 million and $51.2 million, respectively, relating to contractual rights to operate hospitals and non-compete arrangements (together, the “Intangible Assets”), net of $15.2 million and $2.0 million of accumulated amortization. See Note 4 for further information regarding the Company’s acquisition of the Intangible Assets for $48.0 million in 2012 and $51.2 million in 2011. Amortization expense related to the Intangible Assets was $13.2 million and $2.0 million during the years ended December 31, 2012 and 2011, respectively. Future amortization of such assets is expected to approximate $15.0 million, $15.0 million, $14.2 million, $11.3 million and $6.1 million during the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

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

There were no long-lived asset impairment charges that were material to the Company’s continuing operations during the years ended December 31, 2012, 2011 and 2010. During the years ended December 31, 2012, 2011 and 2010, the Company recorded long-lived asset and goodwill impairment charges of approximately $3.0 million, $3.6 million and $8.4 million, respectively, in discontinued operations (see Note 10).

f.	Net revenue, cost of revenue and related other

New Accounting Guidance.    During July 2011, the Financial Accounting Standards Board amended and updated the accounting standards in GAAP regarding the income statement presentation and related disclosures of net revenue for health care entities (the “Net Revenue Update”). Among other things, the Net Revenue Update requires health care entities to (i) present the provision for doubtful accounts as a reduction of net patient service revenue in the income statement if the entity does not assess a patient’s ability to pay prior to rendering services or determine that collection of the related revenue is reasonably assured and (ii) provide enhanced disclosures about major sources of revenue by payor and certain activity in the allowance for doubtful accounts. The Net Revenue Update does not otherwise change the revenue recognition criteria for health care entities. The income statement presentation change was required to be adopted on a retrospective basis but the enhanced disclosures were permitted to be adopted either retrospectively or prospectively. Effective January 1, 2012, the Company adopted the Net Revenue Update, including the enhanced disclosures on a prospective basis.

Net Revenue.  The Company records gross patient service charges on the accrual basis in the period that the services are rendered. Net revenue before the provision for doubtful accounts represents gross patient service charges less provisions for contractual adjustments and uninsured self-pay patient discounts. The Company’s provisions for contractual adjustments were approximately $23,985 million, $18,521 million and $14,823 million during the years ended December 31, 2012, 2011 and 2010, respectively. The corresponding uninsured self-pay patient discounts are disclosed in a table at the end of this Note 1(f).

Approximately 37%, 40% and 41% of the Company’s net revenue before the provision for doubtful accounts during the years ended December 31, 2012, 2011 and 2010, respectively, related to services rendered to patients covered by Medicare and various state Medicaid programs. Payments for services rendered to patients covered by those programs and other government programs are generally less than billed charges and, therefore, provisions for contractual adjustments are made to reduce gross patient service charges to the estimated cash receipts based on each program’s principles of payment/reimbursement (i.e., either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit and, accordingly, the Company periodically provides reserves for the adjustments that may ultimately result therefrom. Such adjustments were not material to the Company’s consolidated results of operations during the years presented herein. Laws, rules and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, estimates recorded in the consolidated financial statements and disclosed in the accompanying notes may change in the future and such changes in estimates, if any, will be recorded in the Company’s operating results in the period they are identified by management. Revenue and

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

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts identified as charity and indigent care are not recognized in net revenue before the provision for doubtful accounts. The Company maintains a policy whereby patient account balances are characterized as charity and indigent care only if the patient meets certain percentages of the federal poverty level guidelines. Local hospital personnel and the Company’s collection agencies pursue payments on accounts receivable from patients who do not meet such criteria. For uninsured self-pay patients who do not qualify for charity and indigent care treatment, the Company recognizes net revenue before the provision for doubtful accounts using its standard gross patient service charges, less discounts of 60% or more for non-elective procedures. Because a significant portion of uninsured self-pay patients will be unable or unwilling to pay for their care, the Company records a significant provision for doubtful accounts in the period that the services are provided to those patients. Management monitors the levels of charity and indigent care provided by the Company’s hospitals and other health care facilities and the procedures employed to identify and account for those patients. Most states include an estimate of charity and indigent care costs in the determination of a hospital’s eligibility for Medicaid disproportionate share payments.

Net revenue before the provision for doubtful accounts during the year ended December 31, 2012, by major payor source, is summarized in the table below (dollars in thousands).

Medicare	$1,898,230	28.1%
Medicaid	622,933	9.2
Commercial insurance	3,364,164	49.8
Self-pay	723,084	10.7
Other	144,294	2.2

	$6,752,705	100.0%

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

The table below sets forth the estimated costs of the Company’s uncompensated patient care (in thousands).

	Years Ended December 31,
	2012	2011	2010

Charity and indigent care foregone/unrecognized revenue (based on established rates)	$103,557	$91,927	$88,797
Uninsured self-pay patient discounts	1,280,292	939,763	789,370
Provision for doubtful accounts	874,467	716,856	624,753

	2,258,316	1,748,546	1,502,920
Cost-to-charge ratio	22.0%	21.8%	22.3%

Estimated costs of uncompensated patient care	$496,830	$381,183	$335,151

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

Cost of Revenue.  The presentation of costs and expenses in the Company’s consolidated statements of income does not differentiate between costs of revenue and other costs because substantially all such costs and expenses relate to providing health care services. Furthermore, management believes that the natural classification of expenses is the most meaningful presentation of the Company’s operations. Amounts that could be classified as general and administrative expenses include the costs of the Company’s home office, which were approximately $235.9 million, $168.0 million and $138.7 million during the years ended December 2012, 2011 and 2010, respectively.

g.	Accounts receivable and the provision for doubtful accounts

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

Collection of accounts receivable from third party payors and patients is the Company’s primary source of cash and is therefore critical to its successful operating performance. Accordingly, management regularly monitors the Company’s cash collection trends and the aging of its accounts receivable by major payor source. The Company’s collection risks principally relate to uninsured self-pay patient accounts and patient accounts for which the primary insurance payor has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. Provisions for doubtful accounts are primarily estimated based on cash collection analyses by major payor classification and accounts receivable aging reports. For accounts receivable associated with services provided to patients who have governmental and/or commercial insurance coverage, management analyzes contractually due amounts and the Company records an allowance for doubtful accounts as necessary (e.g., expected uncollectible deductibles and co-payments on accounts for which the third party payor has not yet paid, payors known to be having financial difficulties, etc.). For accounts receivable associated with self-pay patients, which includes both patients without insurance and patients with deductible and co-payment balances due for which third party coverage exists for part of the bill, the Company records a significant provision for doubtful accounts in the period of service because many patients will not pay the portion of their bill for which they are financially responsible. Management monitors the aging of accounts receivable from self-pay patients and the Company records supplemental provisions for doubtful accounts when the likelihood of collection deteriorates.

At both December 31, 2012 and 2011, the Company’s allowance for doubtful accounts for self-pay uninsured patient accounts was approximately 74% of its total self-pay uninsured patient accounts receivable balance. The corresponding percentages for the Company’s allowance for doubtful accounts pertaining to its accounts receivable from government payors, managed care health plans and other commercial payors were 6.3% and 6.5% at December 31, 2012 and 2011, respectively. The Company’s write-offs of patient accounts receivable (most of which relates to uninsured self-pay patients) were approximately $811.7 million, $659.5 million and $615.7 million during the years ended December 31, 2012, 2011 and 2010, respectively. The increase in patient accounts receivable write-offs during such three-year period was primarily due to (i) the Company’s acquisition activity (see Note 4) and (ii) increases in net revenue before the provision for doubtful accounts from uninsured self-pay patients and patient responsibility amounts.

When considering the adequacy of the allowance for doubtful accounts, the Company’s accounts receivable balances are reviewed in conjunction with historical collection rates, health care industry trends/indicators and other business and economic conditions that might reasonably be expected to affect the collectability of patient accounts. Accounts receivable are written off after collection efforts have been pursued in accordance with the Company’s policies and procedures. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are netted against the provision for doubtful accounts. Changes in payor mix, general economic conditions or federal and state government health care coverage could each have a material adverse effect on the Company’s accounts receivable collections, cash flows and results of operations.

h.	Electronic health record incentive programs

Beginning in calendar year 2011, the American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments to be paid to eligible hospitals, physicians and certain other professionals that implement and achieve meaningful use of certified electronic health record (“EHR”) technology.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Business and Summary of Significant Accounting Policies (continued)

Hospitals may be eligible to receive EHR incentive payments under various Medicare and Medicaid Healthcare Information Technology programs (collectively, the “HCIT Programs”); however, physicians and other professionals are only eligible to receive either Medicare or Medicaid incentive payments under the HCIT Programs, but not both. Eligibility for annual Medicare incentive payments is dependent on providers demonstrating meaningful use of EHR technology in each period over a four-year period. Initial Medicaid incentive payments are available to providers that adopt, implement or upgrade certified EHR technology. Providers must then demonstrate meaningful use of such technology in subsequent years to qualify for additional incentive payments. Medicaid EHR incentive payments are fully funded by the federal government and administered by the states.

Using a gain contingency model, the Company recognizes a benefit under the HCIT Programs in its consolidated income statement when the eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology during the period and, if applicable, the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available. Specifically, a benefit is recorded (i) for Medicaid HCIT Programs when the Company’s eligible hospitals and physician practices adopt, implement or demonstrate meaningful use of certified EHR technology for the applicable period because the cost report information for the full cost report year that will determine the final calculation of the incentive payment is known at that time and (ii) for the Medicare HCIT Program when eligible hospitals and physician practices demonstrate meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

During the years ended December 31, 2012 and 2011, the Company recognized benefits in its consolidated income statements of approximately $92.0 million and $40.0 million, respectively, related to the HCIT Programs. Included in the Company’s consolidated balance sheets at December 31, 2012 and 2011 were receivables under the HCIT Programs of $13.9 million and $3.5 million, respectively. The corresponding deferred incentive payment liabilities were $23.9 million and $1.8 million at December 31, 2012 and 2011, respectively.

i.	Professional liability claims

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

The reserves for self-insured professional liability claims and expenses are periodically reviewed and adjustments thereto are recorded as more information about claim trends becomes known to management. Adjustments to the reserves are recognized in the Company’s operating results in the period that the change in estimate is identified. See Note 12 for further discussion of the Company’s professional liability risks and related matters.

j.	Self-insured workers’ compensation and health and welfare programs

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

Cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other liabilities are reflected in the consolidated balance sheets at their estimated fair values primarily due to their short-term nature. The estimated fair values of the Company’s available-for-sale securities and long-term debt securities, which are disclosed at Note 5, were primarily determined by reference to quoted market prices, pricing valuation models and/or bid and ask prices in the relevant market. Additionally, see Note 5 regarding the estimated fair values of the Company’s interest rate swap contract, including valuation methods and significant assumptions.

l.	Noncontrolling interests in consolidated entities and redeemable equity securities

The consolidated financial statements include all assets, liabilities, revenue and expenses of certain entities that are controlled by the Company but not wholly owned. The Company records the ownership interests and other rights of the noncontrolling shareholders as noncontrolling interests and redeemable equity securities. The sale of such ownership interests, where control of the affected entity is retained, is treated as an equity transaction. Moreover, direct and incremental costs of transactions with noncontrolling shareholders that change the ownership percentage of Health Management Associates, Inc. in a consolidated entity are considered part of the related equity transaction if control is maintained by the parent.

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

m.	Income taxes

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

See Note 6 for further information regarding income taxes.

n.	Segment reporting

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

GAAP requires that a component of an entity be reported as discontinued operations if, among other things, such component: (i) has been disposed of or is classified as held for sale; (ii) has operations and cash flows that can be clearly distinguished from the rest of the reporting entity; and (iii) will be eliminated from the ongoing operations of the reporting entity. In the period that a component of the Company meets such criteria, its results of operations and cash flows for current and prior periods are reclassified to discontinued operations and the assets and liabilities of the related disposal group are segregated on the consolidated balance sheet. See Note 10 for further information regarding the Company’s discontinued operations.

p.	Loss contingencies

Management regularly reviews the status of the Company’s legal and regulatory matters and assesses the potential financial exposure thereof. If the potential loss from any claim, lawsuit or regulatory proceeding is considered probable and the amount can be reasonably estimated, the Company records a reserve. Significant judgment is required when determining probability and whether an exposure is reasonably estimable. The actual costs resulting from the final resolution of claims, lawsuits and regulatory matters may vary significantly from management’s estimates because, among other things, estimating such financial exposure requires consideration of substantial uncertainties. As additional information becomes available, the Company’s potential liability is reassessed and, as a result thereof, management may revise and adjust its estimates at that time. Changes in the estimates of financial exposure for legal matters and other loss contingencies could have a material impact on the Company’s consolidated financial position and results of operations in the future. Attorneys’ fees and other costs of defending the Company in respect of claims, lawsuits and regulatory proceedings are expensed in the period such fees and costs are incurred, except as noted above at Note 1(i).

See Note 12 for information regarding the Company’s material legal matters and other loss contingencies.

2.	Long-Term Debt

The table below summarizes the Company’s long-term debt and capital lease obligations (in thousands).

	December 31,
	2012	2011
Bank borrowings (a):
Revolving credit facilities	$-	$-
Term Loan A	670,625	725,000
Term Loan B, net of discounts of approximately $11,682 and $13,742 at December 31, 2012 and 2011, respectively	1,374,318	1,386,258
7.375% Senior Notes due 2020 (b)	875,000	875,000
6.125% Senior Notes due 2016, net of discounts of approximately $1,215 and $1,584 at December 31, 2012 and 2011, respectively (b)	398,785	398,416
3.75% Convertible Senior Subordinated Notes due 2028, net of discounts of approximately $5,928 and $9,802 at December 31, 2012 and 2011, respectively (c)	85,522	81,648
Installment notes and other long-term debt at interest rates ranging from 4.2% to 7.5%	13,988	4,264
Capital lease obligations (see Note 3)	141,086	104,412

Long-term debt and capital lease obligations	3,559,324	3,574,998
Less current maturities	(126,064)	(85,509)

Long-term debt and capital lease obligations, less current maturities	$3,433,260	$3,489,489

a.	Bank Borrowings

Bank Borrowings.    On November 18, 2011, the Company completed a restructuring of its long-term debt (the “2011 Debt Restructuring”), which included, among other things, new variable rate senior secured credit facilities with a syndicate of banks (collectively, the “Credit Facilities”). The Credit Facilities consist of: (i) a $500.0 million five-year revolving credit facility (the “Revolving Credit Agreement”); (ii) a $725.0 million five-year term loan (the “Term Loan A”); and (iii) a $1.4 billion seven-year term loan (the “Term Loan B”). The Term Loan B was subject to an original issue discount of 1.0%. The Company used the net proceeds from the term loans under the Credit Facilities, together with the net proceeds from the sale of its 2020 Senior Notes (as defined below), to repay all amounts outstanding under the Predecessor Credit Facilities and the Knoxville Credit Agreement (both of which are defined below).

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

The Company can elect whether interest on borrowings under the Credit Facilities is determined using LIBOR or the Base Rate (as defined in the loan agreement). The effective interest rate on such borrowings, which fluctuates with market changes, includes a spread above the base rate selected by the Company. The effective interest rate for the Term Loan B is subject to a floor of 1.0% and 2.0% (before consideration of the interest rate spread) when using LIBOR and the Base Rate, respectively. The amount of the interest rate spread is predicated on, among other things, the Company’s Consolidated Leverage Ratio (as defined in the loan agreement). The Company can elect differing interest rates for each of the debt instruments under the Credit Facilities. Interest is payable in arrears at the end of a calendar quarter or on the date that the selected interest duration period ends.

The Term Loan A is being repaid in equal quarterly installments in an aggregate annual amount equal to 7.5% of the principal amount thereof in each of the first two years of such facility, 10.0% in the third year, 15.0% in the fourth year and 60.0% in the fifth year. The Term Loan B requires quarterly principal payments of $3.5 million and a balloon payment for the remaining outstanding balance at the end of the facility’s seventh year. The Company has the right to prepay amounts outstanding under the Credit Facilities at any time without penalty. At December 31, 2012, the effective interest rates on the Term Loan A and the Term Loan B were 2.6% and 4.5%, respectively. Those rates remained unchanged as of February 15, 2013.

Throughout the Revolving Credit Agreement’s five-year term, the Company is obligated to pay commitment fees based on the amounts available for borrowing. The Revolving Credit Agreement provides that the Company can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the year ended December 31, 2012, the Company borrowed and repaid $47.0 million under the Revolving Credit Agreement. The proceeds from such borrowings were used for acquisition working capital and a source of funding when Superstorm Sandy temporarily disrupted the financial markets in the northeast. There were no borrowings under the Company’s predecessor revolving credit facility during the years ended December 31, 2011 and 2010; however, as discussed below under “Acquisition-Related Borrowings,” one of the Company’s subsidiaries borrowed against its then existing revolving credit facility during 2011. As of February 15, 2013, standby letters of credit in favor of third parties of approximately $52.9 million reduced the amount available for borrowing under the Revolving Credit Agreement to $447.1 million on such date. Although there were no amounts outstanding on either date, the effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.6% and 2.5% on December 31, 2012 and February 15, 2013, respectively.

The Credit Facilities provide for a springing maturity of all amounts then outstanding to the date that is 91 days prior to the maturity date of the 2016 Senior Notes (as defined below) unless (i) the 2016 Senior Notes are first refinanced in full or (ii) the Company has liquidity at a predetermined date equal to $200 million, plus the then outstanding principal amount of the 2016 Senior Notes. The Credit Facilities are also generally subject to mandatory prepayment in amounts equal to: (i) 100% of the net cash proceeds received from certain asset sales, including insurance recoveries and condemnation events, subject to reinvestment provisions and the ratable offer requirements of other pari passu secured debt; (ii) 100% of the net cash proceeds from the Company’s issuance of certain new debt; and (iii) 50% of the Company’s Excess Cash Flow (as defined in the loan agreement) with step-downs of such percentage based on the Company’s Consolidated Leverage Ratio. Based on the Excess Cash Flow that was generated during the year ended December 31, 2012, the Company will repay approximately $32.0 million of additional principal under the Credit Facilities during the three months ending March 31, 2013.

Borrowings under the Credit Facilities are guaranteed on a joint and several basis by certain of the Company’s material domestic subsidiaries that are 100% owned. As discussed below under “Senior Debt Securities,” the same subsidiaries also provide certain guarantees with respect to the Company’s obligations under the 2016 Senior Notes and the 2020 Senior Notes. Additionally, the obligations under the Credit Facilities, as well as those of the 2016 Senior Notes and the Demand Note (as defined below), are secured on a pari passu basis by a substantial portion of the Company’s assets (primarily those of the subsidiary guarantors under the Credit Facilities). As a result, approximately $420.8 million, $87.1 million and $1,877.5 million of the Company’s net accounts receivable, supplies, and net property, plant and equipment, respectively, as presented in its consolidated balance sheet at December 31, 2012, collateralize the aforementioned credit facilities.

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

Predecessor Bank Borrowings.    On February 16, 2007, the Company entered into variable rate senior secured credit facilities with a syndicate of banks for $3.25 billion (the “Predecessor Credit Facilities”). The Predecessor Credit Facilities consisted of a seven-year $2.75 billion term loan (the “Predecessor Term Loan”) and a $500.0 million six-year revolving credit facility (the “Predecessor Revolving Credit Agreement”). As part of the 2011 Debt Restructuring, the Company terminated the Predecessor Credit Facilities and repaid all of the principal and accrued interest outstanding thereunder on November 18, 2011. The Predecessor Term Loan required (i) quarterly principal payments to amortize approximately 1% of the loan’s face value during each year of the loan’s term and (ii) a balloon payment for the remaining outstanding loan balance at the end of the agreement. In connection with the early termination of the Predecessor Credit Facilities, the Company wrote-off deferred debt issuance costs, net of accumulated amortization, of approximately $13.6 million during the year ended December 31, 2011.

The Company could elect whether interest on the Predecessor Credit Facilities, which was payable quarterly in arrears, was calculated using LIBOR or prime as its base rate. The effective interest rate included a spread above the base rate selected by the Company. Under the Predecessor Revolving Credit Agreement, the Company was also obligated to pay commitment fees based on the amounts available for borrowing. During February 2007, as required by the Predecessor Credit Facilities, the Company entered into a seven-year receive variable/pay fixed interest rate swap contract. The interest rate swap contract was not terminated as part of the 2011 Debt Restructuring. Although the Company is exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, management does not anticipate nonperformance because the interest rate swap contract is in a liability position and would require the Company to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for the Company to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which was originally expected to reasonably approximate the declining principal balance of the Predecessor Term Loan. At December 31, 2012, the notional amount of the Company’s interest rate swap contract was approximately $1,786.8 million. Management projects that $84.3 million will be payable to the counterparties during the year ending December 31, 2013; however, the aggregate payments through the contract’s expiration in February 2014, as well as the specific timing thereof, are subject to change based on, among other things, future LIBOR rates. See Note 5 for discussion of the estimated fair value of the Company’s interest rate swap contract, including valuation methods and significant assumptions, and Note 11 for the accounting afforded the interest rate swap contract.

Demand Promissory Note.    On July 14, 2009, the Company executed a $10.0 million secured demand promissory note in favor of a bank (the “Demand Note”). Pursuant to the terms and conditions of the Demand Note, the Company may borrow, on a revolving basis, up to the principal face amount of the note. Such borrowings, if any, will be secured on a pari passu basis with the Credit Facilities and the 2016 Senior Notes. All principal and accrued interest under the Demand Note will be immediately due and payable upon the bank’s written demand. Interest will be payable monthly and determined using a LIBOR-based rate, plus 2.0%. Although there were no amounts outstanding on December 31, 2012 and February 15, 2013, the effective interest rate on the Demand Note was approximately 2.3% on both of those dates.

b.    Senior Debt Securities

2020 Senior Notes.  On November 18, 2011, as part of the 2011 Debt Restructuring, the Company completed a private placement of $875.0 million in aggregate principal amount of 7.375% Senior Notes due 2020 (the “2020 Senior Notes”) at an issue price of 100% to qualified institutional buyers under Rule 144A of the Securities Act of 1933 and to persons outside the United States in accordance with Regulation S thereunder. The Company used the net proceeds from this debt offering, together with the net proceeds from the term loans under the Credit Facilities, to repay all amounts outstanding under the Predecessor Credit Facilities and the Knoxville Credit Agreement (as defined below). As part of the 2011 Debt Restructuring, the Company also entered into an agreement that, among other things, required it to file a registration statement with the Securities and Exchange Commission (the “SEC”) with respect to a registered offer to exchange the 2020 Senior Notes for publicly registered notes with terms substantially identical, in all material respects, to the 2020 Senior Notes. In connection therewith, the Company filed a registration statement during August 2012 and incurred approximately $0.5 million of debt issuance costs. Upon such registration statement being declared effective by the SEC, the Company offered the publicly registered notes to holders of the 2020 Senior Notes in exchange for the surrender of their existing notes. During the exchange period, all of the 2020 Senior Notes were surrendered for the publicly registered notes.

The 2020 Senior Notes are senior unsecured debt obligations that bear interest at the rate of 7.375% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. The 2020 Senior Notes mature on January 15, 2020 at which time the entire $875.0 million of principal is due and payable. At any time on or after January 15, 2016, the 2020 Senior Notes are redeemable at the Company’s option, in whole or in part, at the redemption prices set forth in the related indenture, plus accrued and unpaid interest. Prior to January 15, 2016, the

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

The 2020 Senior Notes are guaranteed on a joint and several basis by the same Company subsidiaries that are borrowers and/or guarantors under the Credit Facilities and the 2016 Senior Notes (as defined below). The 2020 Senior Notes: (i) rank equally in right of payment with all of the Company’s and its subsidiary guarantors’ existing and future senior unsecured indebtedness; (ii) rank senior in right of payment to all of the Company’s and its subsidiary guarantors’ existing and future subordinated indebtedness; (iii) are effectively subordinated to all of the Company’s and its subsidiary guarantors’ existing and future secured indebtedness, to the extent of the value of the pledged assets; and (iv) are structurally subordinated to all of the existing and future liabilities of each of the Company’s subsidiaries that do not guarantee the 2020 Senior Notes.

2016 Senior Notes.    On April 21, 2006, the Company completed the sale of $400.0 million of 6.125% Senior Notes due 2016 (the “2016 Senior Notes”). The 2016 Senior Notes (i) mature on April 15, 2016 at which time the entire $400.0 million of principal is due and payable and (ii) bear interest at a fixed rate of 6.125% per annum, payable semi-annually in arrears on April 15 and October 15. As a result of the 2011 Debt Restructuring, the 2016 Senior Notes are secured on a pari passu basis with the Credit Facilities and the Demand Note.

If any of the Company’s subsidiaries are required to issue a guaranty in favor of the lenders under any credit facility ranking equal with the 2016 Senior Notes, such subsidiaries are also required, under the terms of the 2016 Senior Notes, to issue a guaranty for the benefit of the holders of the 2016 Senior Notes on substantially the same terms and conditions. As a result of the 2011 Debt Restructuring and the guarantees provided thereunder, certain of the Company’s material domestic subsidiaries that are 100% owned have provided guarantees of payment to the holders of the 2016 Senior Notes on a basis similar to the guarantees provided under the Credit Facilities.

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

c.    Convertible Senior Subordinated Notes

On May 21, 2008, the Company completed a private placement of $250.0 million of its 3.75% Convertible Senior Subordinated Notes due 2028 (the “2028 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933. Prior to 2010, the Company repurchased approximately $158.5 million of principal face amount 2028 Notes in the open market. The 2028 Notes are general unsecured obligations that are subordinated in right of payment to all of the Company’s existing and future senior indebtedness. The 2028 Notes mature on May 1, 2028 and bear interest at a fixed rate of 3.75% per annum, payable semi-annually in arrears on May 1 and November 1. The Company can redeem the 2028 Notes for cash at any time on or after May 1, 2014, in whole or in part, at a “Redemption Price” equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Holders of the 2028 Notes have the right to require the Company to repurchase some or all of their notes

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

When the 2028 Notes were originally issued, the Company recorded a debt discount of approximately $58.1 million and an after-tax increase to additional paid-in capital of $34.0 million. The outstanding 2028 Notes at December 31, 2012 (principal face amount of $91.5 million) were recorded net of debt discounts of $5.9 million. The Company is amortizing the debt discount over a remaining period of 1.3 years using an effective interest rate of approximately 8.8%. The Company recorded interest expense of $7.6 million, $7.3 million and $7.0 million on the 2028 Notes during the years ended December 31, 2012, 2011 and 2010, respectively.

d.    Acquisition-Related Borrowings

On September 30, 2011, one of the Company’s wholly owned subsidiaries, Knoxville HMA Holdings, LLC (“HMA Knoxville”), and certain subsidiaries of HMA Knoxville entered into a credit agreement with a syndicate of banks (the “Knoxville Credit Agreement”). HMA Knoxville entered into the Knoxville Credit Agreement to facilitate its acquisition of substantially all of the assets of seven general acute care hospitals and certain related ancillary health care operations in east Tennessee. See Note 4 for information regarding this acquisition. In connection with the 2011 Debt Restructuring, the Knoxville Credit Agreement was terminated on November 18, 2011 and (i) all of the principal and accrued interest outstanding thereunder was repaid and (ii) HMA Knoxville wrote-off deferred debt issuance costs, net of accumulated amortization, of approximately $10.4 million. The Knoxville Credit Agreement consisted of a $360.0 million term loan and a $150.0 million revolving credit facility. The full amount of the term loan was borrowed by HMA Knoxville on September 30, 2011 and that amount was included as part of the total cash consideration paid to complete the abovementioned acquisition. HMA Knoxville borrowed approximately $29.2 million under the revolving credit facility through November 18, 2011. Such amount was used to pay closing costs associated with the Knoxville Credit Agreement and provide start-up working capital to HMA Knoxville and its subsidiaries. HMA Knoxville could elect whether interest on the Knoxville Credit Agreement was calculated using LIBOR or prime as its base rate. The effective interest rate included a spread above the base rate selected by HMA Knoxville.

Other.  At December 31, 2012, the Company was in compliance with all of the covenants contained in its debt agreements. Moreover, at such date, the Company had reserved a sufficient number of shares of its common stock to satisfy the potential conversion of the outstanding 2028 Notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Long-Term Debt (continued)

See Note 1(k) and Note 5 for further information regarding the estimated fair values of the Company’s financial instruments, including its long-term debt securities. Additionally, see Note 15 for summarized financial information in respect of certain of the Company’s subsidiaries that provide joint and severable guarantees of payment for the Credit Facilities, the 2020 Senior Notes and the 2016 Senior Notes.

Capitalized interest was approximately $9.5 million, $6.0 million and $2.7 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Scheduled maturities of long-term debt, exclusive of capital lease obligations, for the next five years ending December 31 and thereafter are summarized in the table below (in thousands).

2013	$103,961
2014	181,116
2015	126,233
2016	840,756
2017	14,482
Thereafter	2,170,515

$3,437,063

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

	Operating			Capital
	Real Property	Real Property Master Leases	Equipment	Real Property and Equipment	Totals

2013	$38,930	$18,562	$64,985	$31,188	$153,665
2014	32,286	14,551	46,850	29,572	123,259
2015	26,574	13,593	34,138	31,328	105,633
2016	22,206	11,518	19,057	22,631	75,412
2017	15,258	9,775	6,574	12,216	43,823
Thereafter	61,066	29,974	3,036	90,890	184,966

Total minimum payments	$196,320	$97,973	$174,640	217,825	$686,758

Less amounts representing interest				(76,739)

Present value of minimum lease payments				$141,086

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

Including acquisition transactions, the Company entered into capital leases and other similar arrangements for real property and equipment aggregating approximately $70.5 million, $63.3 million and $12.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense pertaining to property, plant and equipment under capital lease arrangements is included with depreciation and amortization expense in the consolidated statements of income.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Leases (continued)

The table below summarizes the Company’s assets under capital lease arrangements and other assets that are directly related to the Company’s leasing activities (e.g., leasehold improvements, contractual rights to operate hospitals, etc.).

	December 31,
	2012	2011

	(in thousands)

Property, plant and equipment under capital lease arrangements and other capitalized assets relating to leasing activities	$1,404,819	$1,265,758
Accumulated depreciation and amortization	(642,897)	(572,111)

Net book value	$761,922	$693,647

4.	Acquisitions, Joint Ventures and Other Activity

Acquisition Activity.  The acquisitions described below were in furtherance of the part of the Company’s business strategy that calls for the acquisition of hospitals and other ancillary health care businesses in non-urban communities. Additionally, see Note 14 for discussion of a pending acquisition. The Company’s acquisitions are typically financed using a combination of available cash balances, proceeds from sales of available-for-sale securities, borrowings under revolving credit agreements and other long-term financing arrangements.

2012 Acquisitions. Effective April 1, 2012, one of the Company’s subsidiaries acquired from a subsidiary of INTEGRIS Health, Inc. (“Integris”) an 80% interest in each of the following Oklahoma-based general acute care hospitals and certain related health care operations: (i) 53-bed Blackwell Regional Hospital in Blackwell; (ii) 56-bed Clinton Regional Hospital in Clinton; (iii) 25-bed Marshall County Medical Center in Madill; (iv) 52-bed Mayes County Medical Center in Pryor; and (v) 32-bed Seminole Medical Center in Seminole. A subsidiary of Integris retained a 20% interest in each of these entities. The total purchase price for the Company’s 80% interest in these five Oklahoma-based hospitals was approximately $61.9 million in cash. During the year ended December 31, 2012, certain of the Company’s subsidiaries also acquired nine ancillary health care businesses for aggregate cash consideration of $12.0 million.

2011 Acquisitions.  On September 30, 2011, a subsidiary of the Company, Knoxville HMA Holdings, LLC (“HMA Knoxville”), acquired from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc. (“Mercy”) substantially all of the assets of Mercy’s seven general acute care hospitals in east Tennessee. Those hospitals were formerly known as:

—	Mercy Medical Center St. Mary’s in Knoxville (401 licensed beds);
—	Mercy Medical Center North in Powell (108 licensed beds);
—	Mercy Medical Center West in Knoxville (101 licensed beds);
—	St. Mary’s Jefferson Memorial Hospital in Jefferson City (58 licensed beds);
—	St. Mary’s Medical Center of Campbell County in LaFollette (66 licensed beds);
—	St. Mary’s Medical Center of Scott County in Oneida (25 licensed beds); and
—	Baptist Hospital of Cocke County in Newport (74 licensed beds).

HMA Knoxville also acquired (i) substantially all of Mercy’s ancillary health care operations that were affiliated with the aforementioned Tennessee-based hospitals (collectively, those ancillary facilities are licensed to operate 74 beds) and (ii) Mercy’s Riverside hospital campus (which is licensed to operate 293 beds but is currently idle). The Company’s east Tennessee hospital and health care network is now collectively referred to as Tennova Healthcare. St. Mary’s Medical Center of Scott County and the former Riverside hospital campus were treated as discontinued operations on the date of acquisition (see Note 10). The total purchase price for this acquisition was approximately $532.4 million in cash. Additionally, HMA Knoxville assumed certain long-term lease obligations and will make certain maintenance and capital expenditures at the acquired hospitals. This acquisition was financed with available cash balances, which included the proceeds from sales of available-for-sale securities, and bank financing, which is described at Note 2(d).

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

2010 Acquisitions.  Effective October 1, 2010, certain subsidiaries of the Company acquired from Wuesthoff Health Systems, Inc. the following general acute care hospitals and certain related health care operations: (i) 298-bed Wuesthoff Medical Center in Rockledge, Florida; and (ii) 115-bed Wuesthoff Medical Center in Melbourne, Florida. The total purchase price for this acquisition was approximately $152.0 million in cash. Effective July 1, 2010, certain subsidiaries of the Company acquired from Shands HealthCare a 60% interest in each of the following general acute care hospitals and certain related health care operations: (i) 99-bed Shands Lake Shore hospital in Lake City, Florida; (ii) 15-bed Shands Live Oak hospital in Live Oak, Florida; and (iii) 25-bed Shands Starke hospital in Starke, Florida. Shands HealthCare or one of its affiliates continues to hold a 40% interest in each of these hospitals and any related health care operations. The total purchase price for the Company’s 60% interest in these three hospitals was approximately $21.5 million in cash. One of the Company’s subsidiaries also entered into a lease extension for Shands Lake Shore hospital through June 30, 2040. During the year ended December 31, 2010, certain subsidiaries of the Company also acquired six ancillary health care businesses, including one in which the Company held a pre-acquisition minority equity interest, through: (i) the issuance of subsidiary equity securities valued at approximately $3.1 million; (ii) the payment of cash consideration of $18.0 million; and (iii) the assumption of a capital lease agreement.

Other.     The Company’s acquisitions are accounted for using the purchase method of accounting. Management uses estimated exit price fair values as of the date of acquisition to (i) allocate the related purchase price to the assets acquired and liabilities assumed and (ii) record noncontrolling interests. Management uses a variety of techniques to estimate exit price fair values, including, but not limited to, valuation methodologies that derive fair values using a market approach based on comparable transactions and an approach based on depreciated replacement cost. The Company recorded incremental goodwill during each of the years ended December 31, 2012, 2011 and 2010 (most of which is expected to be tax deductible) because the final negotiated purchase price in certain completed acquisitions exceeded the fair value of the net tangible and intangible assets acquired.

During the years ended December 31, 2011 and 2010, the Company incurred acquisition-related costs of approximately $5.0 million and $0.9 million, respectively, which have been included in other operating expenses in the consolidated statements of income. The Company’s acquisition-related costs for the year ended December 31, 2012 were not material. Amounts paid for acquisition-related costs are included in net cash provided by continuing operating activities in the consolidated statements of cash flows.

The table below summarizes the purchase price allocations for the acquisitions that were completed during the three-year period ended December 31, 2012; however, in some cases, such purchase price allocations are preliminary and remain subject to future refinement as the Company gathers supplemental information.

	Years Ended December 31,
	2012	2011	2010

	(in thousands)
Assets acquired:
Current and other assets	$2,015	$25,762	$10,643
Property, plant and equipment	15,350	499,900	190,364
Intangible and other long-term assets	48,862	59,606	-
Goodwill	26,319	89,910	27,305

Total assets acquired	92,546	675,178	228,312

Liabilities assumed:
Current liabilities	(501)	(13,725)	(1,395)
Capital lease obligations and related other	(961)	(61,307)	(11,690)

Total liabilities assumed	(1,462)	(75,032)	(13,085)

Net assets acquired	$91,084	$600,146	$215,227

The intangible assets that were acquired during the years ended December 31, 2012 and 2011 as part of the Company’s acquisitions were primarily contractual rights to operate hospitals (approximately $48.0 million in 2012 and $43.9 million in 2011, including $1.1 million allocated to discontinued operations) and non-compete arrangements ($8.4 million in 2011). The Company amortizes those intangible assets on a straight-line basis with no residual value over the remaining terms of the related contracts. The weighted average future amortization periods for the contractual operating rights acquired during the years ended December 31, 2012 and 2011 were 9.2 years and 7.7 years, respectively. The corresponding amortization period for the non-compete arrangements acquired during the year ended December 31, 2011 was 4.8 years.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Acquisitions, Joint Ventures and Other Activity (continued)

A rollforward of the Company’s goodwill is summarized in the table below (in thousands).

	Years Ended December 31,
	2012	2011

Balances at the beginning of the year	$999,380	$909,470
Current year acquisition activity	26,319	89,910
Adjustments for prior period acquisitions, net	(2,243)	-

Balances at the end of the year	$1,023,456	$999,380

The operating results of entities that are acquired by the Company’s subsidiaries are included in the Company’s consolidated financial statements from the date of acquisition. If an acquired entity was subsequently sold, closed or is being held for sale, its operations are included in discontinued operations, which are discussed at Note 10.

The table below sets forth certain combined pro forma financial information as if the abovementioned Mercy acquisition, which management deems to be material, had closed on January 1, 2010 (in thousands, except per share data).

	Years Ended December 31,
	2011	2010

Net revenue before the provision for doubtful accounts	$6,294,419	$5,708,518
Consolidated net income	207,518	174,679
Net income attributable to Health Management Associates, Inc.	182,303	152,500
Earnings per share attributable to Health Management Associates, Inc. common stockholders:
Basic	$0.72	$0.61
Diluted	0.71	0.61

The 2011 pro forma amounts for net income and earnings per share in the above table have been adjusted to exclude approximately $4.8 million of acquisition-related expenses for the Mercy acquisition. However, there were no pro forma adjustments included in the table to reflect potential cost reductions or operating efficiencies. Accordingly, the combined pro forma financial information is for comparative purposes only and is not necessarily indicative of the results that the Company would have experienced if the Mercy acquisition had actually occurred on January 1, 2010 or that may occur in the future. The table below provides certain summarized financial information in respect of Tennova Healthcare’s operations (in thousands).

	Years Ended December 31,
	2012	2011

Net revenue before the provision for doubtful accounts:
Continuing operations	$654,966	$152,535
Discontinued operations	8,185	3,971
Income (loss) from operations before income taxes:
Continuing operations (1)	59,973	(2,277)
Discontinued operations	(10,984)	(1,653)

(1)	Includes approximately $12.9 million of restructuring costs during the year ended December 31, 2011, consisting primarily of severance pay and related health and welfare benefits.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Acquisitions, Joint Ventures and Other Activity (continued)

Joint Ventures and Redeemable Equity Securities.    As of December 31, 2012, the Company had established joint ventures to own/lease and operate 28 of its hospitals. Local physicians and/or other health care entities own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. The Company owns a majority of the equity interests in each joint venture and manages the related hospital’s day-to-day operations.

When completing a joint venture transaction, the Company subsidiary that is a party to the joint venture customarily issues equity securities that provide the noncontrolling shareholders with certain rights to require the Company subsidiary to redeem such securities. As recorded in the consolidated balance sheets, redeemable equity securities represent the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings or the initial unadjusted estimated fair values of contingent rights held by certain noncontrolling shareholders. Through February 15, 2013, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of the Company’s redeemable equity securities is summarized in the table below (in thousands).

	Years Ended December 31,
	2012	2011	2010

Balances at the beginning of the year	$200,643	$201,487	$182,473
Noncontrolling shareholder interests in acquired businesses	15,218	2,046	-
Investments by noncontrolling shareholders	3,591	-	5,679
Purchases of subsidiary shares from and distributions to noncontrolling shareholders	(6,994)	(2,890)	(1,032)
Estimated fair value of a noncontrolling shareholder’s contingent rights	-	-	14,367

Balances at the end of the year	$212,458	$200,643	$201,487

Upon the occurrence of certain events that are defined in the underlying operating agreements, some noncontrolling shareholders may require the Company’s affected subsidiary to purchase their minority equity holdings. Management believes it is not probable that the contingent rights of such noncontrolling shareholders will vest because there are no circumstances known to management (e.g., a change of control at Health Management Associates, Inc., etc.) that would trigger such equity repurchase obligations of the Company’s subsidiaries. Accordingly, insofar as the contingent rights are concerned, the carrying values of the related redeemable equity securities have not been adjusted since being initially recorded.

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

The table below summarizes the estimated fair values of certain of the Company’s financial assets (liabilities) as of December 31, 2012 (in thousands).

	Level 1	Level 2	Level 3	Totals

Available-for-sale securities, including those in restricted funds	$226,553	$46,610	$-	$273,163

Interest rate swap contract	$-	$(93,045)	$-	$(93,045)

The estimated fair values of the Company’s Level 1 available-for-sale securities were primarily determined by reference to quoted market prices. The Company’s Level 2 available-for-sale securities primarily consisted of: (i) bonds and notes issued by (a) the United States government and its agencies, (b) domestic and foreign corporations and (c) foreign governments; and (ii) preferred securities issued by domestic and foreign corporations. The estimated fair values of these securities are determined using various valuation techniques, including a multi-dimensional relational model that incorporates standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

The estimated fair value of the Company’s interest rate swap contract, which is discussed at Note 2(a), was determined using a model that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, forward yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The model also incorporates valuation adjustments for credit risk. The table below summarizes the balance sheet classification of the estimated fair values of the Company’s interest rate swap contract liabilities (in thousands).

	December 31,
	2012	2011

Accrued expenses and other liabilities	$84,277	$86,975
Other long-term liabilities	8,768	75,332

Totals	$93,045	$162,307

The estimated fair values of the Company’s long-term debt instruments, which are discussed at Note 2, are determined by reference to quoted market prices and/or bid and ask prices in the relevant market. The table below summarizes the estimated fair values of the Company’s debt securities (in thousands) and indicates their corresponding level within the fair value hierarchy.

	December 31,
	2012	2011
Level 1:
6.125% Senior Notes due 2016	$434,000	$416,000
7.375% Senior Notes due 2020	945,000	910,000
3.75% Convertible Senior Subordinated Notes due 2028	100,948	94,391
Level 2:
Term Loan A	672,704	708,688
Term Loan B	1,397,227	1,393,000

The estimated fair values of the Company’s other long-term debt instruments reasonably approximate their carrying amounts in the consolidated balance sheets.

See Note 1(k) for discussion of the estimated fair values of the Company’s other financial instruments.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

Available-For-Sale Securities (including those in restricted funds).      Supplemental information regarding the Company’s available-for-sale securities (all of which had no withdrawal restrictions) is set forth in the table below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

As of December 31, 2012:
Debt securities and debt-based mutual funds
Government	$120,415	$692	$(321)	$120,786
Corporate	85,843	3,271	(10)	89,104
Equity securities and equity-based mutual funds
Domestic	37,825	4,307	(234)	41,898
International	18,005	1,766	(219)	19,552
Commodity-based fund	1,823	-	-	1,823

Totals	$263,911	$10,036	$(784)	$273,163

As of December 31, 2011:
Debt securities and debt-based mutual funds
Government	$125,338	$1,164	$(25)	$126,477
Corporate	76,995	356	(708)	76,643
Equity securities and equity-based mutual funds
Domestic	26,220	2,354	(431)	28,143
International	15,446	304	(1,288)	14,462
Commodity-based fund	1,533	-	(448)	1,085

Totals	$245,532	$4,178	$(2,900)	$246,810

As of December 31, 2012 and 2011, investments with aggregate estimated fair values of approximately $123.8 million (195 investments) and $67.0 million (294 investments), respectively, generated the gross unrealized losses disclosed in the above table. Management concluded that other-than-temporary impairment charges were not necessary for such gross unrealized losses at either of the balance sheet dates because of, among other things, recent declines in the value of the affected securities and/or the Company’s brief holding period (i.e., most of such securities have been held for less than one year), as well as the Company’s ability to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value. Management will continue to monitor and evaluate the recoverability of the Company’s available-for-sale securities.

The contractual maturities of debt-based securities held by the Company as of December 31, 2012, excluding mutual fund holdings, are set forth in the table below. Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Values

	(in thousands)

Within 1 year	$308	$320
After 1 year and through year 5	10,564	10,812
After 5 years and through year 10	9,043	9,689
After 10 years	13,569	14,182

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

Gross realized gains and losses on sales of available-for-sale securities and other investment income, which includes interest and dividends, are summarized in the table below (in thousands).

	Years Ended December 31,
	2012	2011	2010

Realized gains	$4,703	$1,694	$4,708
Realized losses	(1,622)	(1,176)	(380)
Investment income	8,490	6,962	7,132

Restricted Funds.  The Company’s restricted funds, which consisted solely of available-for-sale securities at both December 31, 2012 and 2011, are held by a wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands. The assets of such subsidiary are effectively limited to use in its proprietary operations. Restricted funds are primarily used to purchase reinsurance policies and pay professional liability indemnity losses and related loss expenses. The current and long-term classification of restricted funds is primarily based on the projected timing of professional liability claim payments.

Supplemental information regarding the available-for-sale securities that are included in restricted funds is set forth in the table below (in thousands).

	Years Ended December 31,
	2012	2011	2010

Proceeds from sales	$67,754	$46,325	$17,577
Purchases	89,907	86,057	18,981

6.	Income Taxes

The significant components of the Company’s income tax expense (benefit) are summarized in the table below (in thousands).

	Years Ended December 31,
	2012	2011	2010
Federal:
Current	$81,337	$42,609	$54,207
Deferred	18,699	61,055	27,808

Total federal	100,036	103,664	82,015

State:
Current	13,912	(15,697)	26,531
Deferred	(11,326)	18,104	(7,497)

Total state	2,586	2,407	19,034

Totals	$102,622	$106,071	$101,049

Reconciliations of the federal statutory rate to the Company’s effective income tax rates were as follows:

	Years Ended December 31,
	2012	2011	2010

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6	0.5	4.3
Noncontrolling interests	(3.0)	(2.9)	(2.3)
Tax credits	-	-	(2.6)
Other	1.4	1.4	0.8

Totals	34.0%	34.0%	35.2%

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Income Taxes (continued)

Net income attributable to noncontrolling interests, which is not tax-effected in the consolidated financial statements, reduces the Company’s effective income tax rates.

Tax-effected temporary differences that give rise to federal and state deferred income tax assets and liabilities are summarized in the table below (in thousands).

	December 31,
	2012	2011
Deferred income tax assets:
Interest rate swap contract	$37,986	$63,001
Accrued liabilities	50,350	50,001
Self-insured liabilities	43,017	41,843
State net operating loss and tax credit carryforwards	50,604	37,179
Other	36,477	27,788

Deferred income tax assets, before valuation allowances	218,434	219,812
Valuation allowances	(26,943)	(22,981)

Deferred income tax assets, net	191,491	196,831

Deferred income tax liabilities:
Property, plant and equipment	(128,724)	(84,587)
Goodwill	(113,005)	(84,101)
Allowance for doubtful accounts	(45,638)	(40,119)
Joint ventures	(209,872)	(234,206)
Deferred gains on the early extinguishment of debt	(13,737)	(13,801)
Convertible debt discount amortization	(1,827)	(3,406)
Deferred revenue	(10,365)	(9,693)
Prepaid expenses	(14,730)	(11,464)

Deferred income tax liabilities	(537,898)	(481,377)

Net deferred income tax liabilities	$(346,407)	$(284,546)

Valuation allowances are the result of state net operating loss carryforwards that management believes may not be fully realized due to uncertainty regarding the Company’s ability to generate sufficient future state taxable income. State net operating loss carryforwards aggregated approximately $1.2 billion at December 31, 2012 and have expiration dates through December 31, 2032.

A rollforward of the Company’s unrecognized income tax benefits is presented below (in thousands).

	Years Ended December 31,
	2012	2011	2010

Balances at the beginning of the year	$31,515	$36,129	$34,910
Additions for tax positions of the current year	5,360	4,434	4,779
Additions for tax positions of prior years	1,648	9,209	3,407
Reductions for tax positions of prior years	-	(7,623)	(2,516)
Lapses of statutes of limitations	(3,232)	(6,164)	(4,084)
Settlements	-	(4,470)	(367)

Balances at the end of the year	$35,291	$31,515	$36,129

The Company files numerous consolidated and separate federal and state income tax returns. With a few exceptions, there are no ongoing federal or state income tax examinations for periods before the year ended December 31, 2012. Management does not expect significant changes to the Company’s income tax reserves over the next year due to current audits and/or potential statute extensions, other than certain state income tax disputes for which it is reasonably possible that they will be resolved during the year ending December 31, 2013. If such state income tax disputes are resolved in favor of the Company, there would be a corresponding favorable impact on the Company’s provision for income taxes during such year.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Income Taxes (continued)

The Company recognizes interest and penalties related to unrecognized income tax benefits in its provision for income taxes. During the years ended December 31, 2012 and 2010, the Company recognized approximately $0.1 million and $1.8 million, respectively, of net interest and penalties expense. The Company recognized a corresponding net benefit of $1.3 million during the year ended December 31, 2011 due to the reversal of certain previously established accrued expense balances. At December 31, 2012 and 2011, the Company had accrued $7.7 million and $7.6 million, respectively, for interest and penalties. At both such dates, there were no unrecognized income tax benefits for tax positions wherein the ultimate deductibility was highly certain but for which there was uncertainty about the timing of such deductibility.

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

	Years Ended December 31,
	2012	2011	2010
Numerators:
Income from continuing operations	$198,859	$206,334	$185,774
Income attributable to noncontrolling interests	(26,972)	(25,215)	(22,179)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	171,887	181,119	163,595
Loss from discontinued operations attributable to Health Management Associates, Inc. common stockholders	(7,617)	(2,409)	(13,526)

Net income attributable to Health Management Associates, Inc. common stockholders	$164,270	$178,710	$150,069

Denominators:
Denominator for basic earnings (loss) per share-weighted average number of outstanding common shares	254,217	251,541	248,272
Dilutive securities: stock-based compensation arrangements	2,493	3,496	2,834

Denominator for diluted earnings (loss) per share	256,710	255,037	251,106

Earnings (loss) per share:
Basic
Continuing operations	$0.68	$0.72	$0.66
Discontinued operations	(0.03)	(0.01)	(0.05)

Net income	$0.65	$0.71	$0.61

Diluted
Continuing operations	$0.67	$0.71	$0.65
Discontinued operations	(0.03)	(0.01)	(0.05)

Net income	$0.64	$0.70	$0.60

Securities excluded from diluted earnings (loss) per share because they were antidilutive or performance conditions were not met:
Stock options	3,834	4,042	6,673

Deferred stock and restricted stock	1,570	605	682

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Earnings Per Share (continued)

GAAP requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the convertible debt instrument was met. The 2028 Notes, which are discussed at Note 2(c), were structured so that the common stock underlying those securities is not immediately included in the diluted earnings per share calculations.

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

The Company has approximately 43.4 million shares of common stock authorized for stock-based compensation under all of its plans (10.5 million shares remained available for award at December 31, 2012). The Company’s policy is to issue new shares of common stock to satisfy stock option exercises and other stock-based compensation arrangements. If an award granted under a stock-based plan is forfeited, expires, terminates or is otherwise satisfied without delivery of shares of common stock to the plan participant, then the underlying shares will become available again for the benefit of employees, directors and non-employed physicians and clinicians.

General.   GAAP requires that the fair value of all share-based payments to employees and directors be measured on their grant date and either recognized as expense in the income statement over the requisite service period or, if appropriate, capitalized and amortized. Compensation expense for the stock-based arrangements described below, which is recorded in salaries and benefits in the consolidated statements of income, was approximately $25.6 million, $25.2 million and $18.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. Substantially all such expense relates to the Company’s deferred stock and restricted stock awards. The Company has not capitalized any stock-based compensation amounts. For awards with service-only vesting conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally aligned with the underlying stock-based award’s vesting period. If an award has either a performance or market vesting condition, stock-based compensation expense is recognized ratably from the service inception date to the vesting date for each tranche of the award. For stock-based arrangements with performance conditions as a prerequisite to vesting, compensation expense is not recognized until it is probable that the corresponding performance condition will be achieved. During the years ended December 31, 2012, 2011 and 2010, stock-based compensation expense yielded income tax benefits of $9.9 million, $9.7 million and $7.1 million, respectively, that have been recognized in the consolidated statements of income.

Cash receipts from all stock-based plans during the years ended December 31, 2011 and 2010 were approximately $14.1 million and $7.5 million, respectively. There were no such cash receipts during the year ended December 31, 2012. Realized income tax benefits, including those pertaining to deferred stock and restricted stock awards for which the Company receives no cash proceeds upon issuance of the underlying common stock, were $9.2 million, $11.0 million and $4.8 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Stock and Restricted Stock Awards.   Deferred stock is a right to receive shares of common stock upon fulfillment of specified conditions. The Company’s deferred stock vesting conditions are typically continuous employment and a performance criterion based on the Company’s operating results. The Company provides deferred stock to its key employees through stock incentive awards that generally vest 25% per annum. At the completion of the vesting period, common stock is issued to the grantee.

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

On March 11, 2008, the Compensation Committee approved and implemented a long-term incentive compensation program for certain senior executive officers (the “LTI Program”), which provides long-term incentive compensation in the form of cash payments and equity awards. Annual targeted incentive compensation awards under the LTI Program have historically been granted as follows: (i) restricted stock that vests based on service; (ii) restricted stock that vests based on the satisfaction of performance criteria; and (iii) cash based on the satisfaction of the same performance criteria. Beginning in 2013, deferred stock is expected to be used in place of restricted stock under the LTI Program. The predetermined financial performance criterion that will be reviewed annually for vesting purposes is currently an operational fiscal measure of the Company that is defined in the grant award. Full vesting of awards under the LTI Program also requires continuous employment with the Company over a four-year period, with awards vesting 25% per annum. Based on the service and performance criteria under the LTI Program, approximately 757,000 shares of restricted stock vested after December 31, 2012.

Deferred stock and restricted stock activity for the Company’s stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized in the table below.

			Weighted Average Grant
	Shares		Date Fair Values
	Deferred Stock	Restricted Stock	Deferred Stock	Restricted Stock

	(in thousands)

Balances at January 1, 2010 (non-vested)	2,983	1,750	$7.03	$2.83
Granted	4,544	824	7.39	7.33
Vested	(879)	(480)	7.25	3.31
Forfeited	(432)	-	7.16	-

Balances at December 31, 2010 (non-vested)	6,216	2,094	7.25	4.45
Granted	4,139	505	9.63	9.67
Vested	(1,992)	(653)	7.67	4.33
Forfeited	(1,334)	-	7.95	-

Balances at December 31, 2011 (non-vested)	7,029	1,946	8.38	5.89
Granted	3,637	782	6.86	6.83
Vested	(2,526)	(800)	7.76	5.07
Forfeited	(628)	(86)	8.25	6.16

Balances at December 31, 2012 (non-vested)	7,512	1,842	7.88	6.63

Subsequent to December 31, 2012, approximately 2.4 million shares of deferred stock vested upon completion of the requisite service and the attainment of the 2012 performance criterion.

The aggregate intrinsic values of deferred stock and restricted stock issued during the years ended December 31, 2012, 2011 and 2010 were approximately $23.9 million, $25.6 million and $10.1 million, respectively. The aggregate grant date fair values of deferred stock and restricted stock awards that vested during such years were $23.7 million, $18.1 million and $8.0 million, respectively.

Compensation expense for deferred stock and restricted stock awards is based on the fair value (i.e., market price) of the underlying stock on the date of grant. At December 31, 2012, there was approximately $41.3 million of unrecognized compensation cost attributable to non-vested deferred stock and restricted stock awards. Such cost is expected to be recognized over the remaining requisite service period for each award, the weighted average of which is approximately 2.5 years.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock-Based Compensation (continued)

Stock Options.  All employee stock options have ten year terms and vest 25% on each grant anniversary date over four years of continuous employment with the Company. Stock options granted to the independent directors on the Company’s Board of Directors have ten year terms and vest 25% on each grant anniversary date, provided that such individual remains an independent director on the vesting dates.

Stock-based compensation expense for stock options is based on the estimated fair values of the stock option awards on the date of grant as determined by the Black-Scholes option pricing model. At December 31, 2012, there was no unrecognized compensation cost attributable to stock options. The aggregate grant date fair value of stock options that vested during each of the years ended December 31, 2012, 2011 and 2010 was nominal. The aggregate intrinsic values of stock options exercised during the years ended December 31, 2011 and 2010 were $2.8 million and $2.2 million, respectively. No stock options were exercised during the year ended December 31, 2012. Stock option activity for the Company’s stock-based compensation plans, inclusive of participants employed at discontinued operations, is summarized in the table below.

	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Values

	(in thousands)			(in thousands)
Outstanding at January 1, 2010	8,550	$9.38
Exercised	(1,094)	6.82
Terminated	(281)	10.20

Outstanding at December 31, 2010	7,175	9.74
Exercised	(1,563)	9.00
Terminated	(610)	10.59

Outstanding at December 31, 2011	5,002	9.87
Terminated	(1,181)	10.03

Outstanding at December 31, 2012 (all vested and exercisable)	3,821	$9.82	1.67	$2,394

Supplemental information about the Company’s outstanding stock options at December 31, 2012 is summarized in the table below.

Exercise Price	Number Outstanding (all vested and exercisable)	Weighted Average Remaining Contractual Terms (Years)
	(in thousands)

$ 4.75	500	5.7
9.22	1,094	0.4
11.31	2,227	1.4

9.	Retirement Plans

The Company maintains defined contribution retirement plans that cover substantially all of its employees. Under those plans, the Company can elect to match a portion of employee contributions. During the period from January 1, 2009 through September 30, 2010, substantially all matching contributions were suspended. The total retirement plan matching contribution expense during the years ended December 31, 2012, 2011 and 2010 was approximately $8.6 million, $9.2 million and $2.9 million, respectively.

Additionally, the Company maintains a supplemental retirement plan for certain executive officers. Generally, that plan provides for monthly post-employment payments after the attainment of normal retirement age (62) or early retirement age (55) in the case of one participant, if the participants are still employed by the Company on those dates. Supplemental retirement plan payments generally continue for the remainder of the executive officer’s life.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Discontinued Operations

The Company’s discontinued operations during the years presented herein included: (i) the 172-bed Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas; (ii) 189-bed Gulf Coast Medical Center in Biloxi, Mississippi; (iii) 140-bed Riley Hospital in Meridian, Mississippi; (iv) 25-bed Fishermen’s Hospital in Marathon, Florida; (v) 25-bed St. Mary’s Medical Center of Scott County in Oneida, Tennessee; (vi) the 293-bed idle Riverside hospital campus in Knoxville, Tennessee; and (vii) certain other health care operations affiliated with those hospitals. The operating results and cash flows of discontinued operations are included in the Company’s consolidated financial statements up to the date of disposition. Additionally, as required by GAAP, the operating results and cash flows of the abovementioned entities have been separately presented as discontinued operations in the Company’s consolidated financial statements.

The Woman’s Center at Dallas Regional Medical Center (the “Woman’s Center”) was closed on June 1, 2008. On May 21, 2012, the remaining real property at the Woman’s Center was sold for cash consideration of approximately $1.4 million, less selling and other related costs. The resulting loss of $1.1 million has been included in discontinued operations during the year ended December 31, 2012.

The Company closed Gulf Coast Medical Center (“GCMC”) on January 1, 2008. On July 18, 2011, the remaining real property at GCMC was sold for cash consideration of approximately $3.4 million, less selling and other related costs. The resulting gain of $0.6 million has been included in discontinued operations during the year ended December 31, 2011. During the year ended December 31 2010, the Company recorded a long-lived asset impairment charge in respect of GCMC of $8.4 million to reduce the hospital’s assets to their then estimated net realizable value.

During May 2011, one of the Company’s subsidiaries entered into a lease termination agreement for Fishermen’s Hospital that became effective on July 1, 2011. As part of the agreement, the hospital’s remaining equipment, as well as certain working capital items, were sold to the Company’s former lessor for approximately $1.5 million in cash. The Fishermen’s Hospital lease termination resulted in a goodwill impairment charge of $3.6 million during the year ended December 31, 2011.

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

As discussed at Note 4, a subsidiary of the Company acquired St. Mary’s Medical Center of Scott County (“SMMC”)” and the idle Riverside hospital campus (“Riverside”) from Mercy on September 30, 2011. Approximately $12.4 million of the Mercy acquisition purchase price was allocated to SMMC and Riverside and such amount was included as an investing activity of discontinued operations in the Company’s consolidated statements of cash flows. SMMC was a leased facility with a lease agreement that expired on May 24, 2012. On such date, the SMMC facility was returned to the lessor. Mercy had closed the hospital at the Riverside location prior to the Company’s acquisition. Although management is currently evaluating various disposal alternatives, the timing of a divestiture of the Riverside hospital facility has not yet been determined. Management concluded that the estimated fair value of the long-lived assets at the Riverside hospital facility, less costs to sell, was lower than the corresponding net book value of such assets. Accordingly, the Company recorded long-lived asset impairment charges aggregating $3.0 million during the year ended December 31, 2012 to reduce the affected long-lived assets to their estimated net realizable value.

The table below summarizes the principal components of the Company’s assets of discontinued operations (in thousands).

	December 31,
	2012	2011

Supplies, prepaid expenses and other assets	$-	$569
Property, plant and equipment, net, and other	6,250	13,992

Total assets of discontinued operations	$6,250	$14,561

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Discontinued Operations (continued)

The table below sets forth the underlying details of the Company’s discontinued operations (in thousands).

	Years Ended December 31,
	2012	2011	2010

Net revenue before the provision for doubtful accounts	$8,155	$17,615	$76,845
Provision for doubtful accounts	(3,003)	(3,430)	(9,958)

Net revenue	5,152	14,185	66,887

Salaries and benefits	4,613	6,854	29,742
Depreciation and amortization	1,988	1,624	6,600
Other operating expenses	6,847	6,331	32,105
Long-lived asset and goodwill impairment charges	3,038	3,614	8,410
(Gains) losses on sales of assets, net	1,102	(304)	12,113

	17,588	18,119	88,970

Loss before income taxes	(12,436)	(3,934)	(22,083)
Income tax benefit	4,819	1,525	8,557

Loss from discontinued operations	$(7,617)	$(2,409)	$(13,526)

11.	Accumulated Other Comprehensive Income (Loss)

GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. A rollforward of the Company’s accumulated other comprehensive income (loss) is presented in the table below (in thousands).

	Unrealized Gains (Losses) on Available-for-Sale Securities	Interest Rate Swap Contract	Totals

Balances at January 1, 2010, net of income taxes of $75,499	$1,351	$(121,593)	$(120,242)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $859	1,614	-	1,614
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $750 (1)	(1,393)	-	(1,393)
Change in fair value of interest rate swap contract, net of income taxes of $6,543	-	(11,103)	(11,103)

Balances at December 31, 2010, net of income taxes of $81,933	1,572	(132,696)	(131,124)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $39	(78)	-	(78)
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $357 (1)	(663)	-	(663)
Change in fair value of interest rate swap contract, net of income taxes of $17,662	-	30,073	30,073
Reclassification adjustments for amortization of expense into net income, net of income taxes of $4,032	-	6,352	6,352

Balances at December 31, 2011, net of income taxes of $60,635	831	(96,271)	(95,440)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $2,788	5,186	-	5,186
Reclassification adjustments for amortization of expense into net income, net of income taxes of $30,655	-	48,314	48,314

Balances at December 31, 2012, net of income taxes of $27,192	$6,017	$(47,957)	$(41,940)

(1)	The pre-tax amount of this reclassification adjustment is included in the Company’s consolidated statements of income as “Other.”

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Accumulated Other Comprehensive Income (Loss) (continued)

Prior to the Company’s debt restructuring on November 18, 2011, which is discussed at Note 2, the Company’s interest rate swap contract had been a perfectly effective cash flow hedge instrument that was used to manage the risk of variable interest rate fluctuation on certain long-term debt. Changes in the estimated fair value of the interest rate swap contract were previously recognized as a component of other comprehensive income (loss). See Note 2(a) and Note 5 for further discussion of the interest rate swap contract. Because of the Company’s debt restructuring, the interest rate swap contract, which expires in February 2014, is no longer an effective cash flow hedge instrument. Therefore, changes in its estimated fair value subsequent to the debt restructuring are no longer included in other comprehensive income (loss) but are recognized in the Company’s consolidated statements of income as interest expense. Future amortization of the accumulated other comprehensive loss attributable to the interest rate swap contract, which is also recognized as interest expense, is expected to approximate $70.3 million and $8.1 million during the years ending December 31, 2013 and 2014, respectively.

12.	Commitments and Contingencies

Renovation and Expansion Projects.    As of December 31, 2012, the Company had undertaken the following: (i) construction of a 250-bed general acute care hospital to replace the north campus facility at its Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri (such hospital opened on January 26, 2013); (ii) several hospital renovation and expansion projects; and (iii) various information technology hardware and software upgrades. Management does not believe that any of the Company’s construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of the Company’s resources.

Standby Letters of Credit.    At December 31, 2012, the Company maintained approximately $53.5 million of standby letters of credit in favor of third parties with various expiration dates through February 1, 2014.

Physician and Physician Group Guarantees.  The Company is committed to providing financial assistance to physicians and physician groups practicing in the communities that its hospitals serve through certain recruiting arrangements and professional services agreements. At December 31, 2012, the Company was committed to guarantees of approximately $223.9 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the related contractual measurement period, which generally approximates one to two years. Amounts advanced under these agreements are considered to be loans. Provided that the physician or physician group continues to practice in the community served by the Company’s hospital, the loan is generally forgiven on a pro rata basis over a period of 12 to 24 months. Management believes that the recorded liabilities for physician and physician group guarantees of $89.7 million and $30.2 million at December 31, 2012 and 2011, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed management’s estimates. Estimated guarantee liabilities and the related intangible assets are predicated on historical payment patterns and an evaluation of the facts and circumstances germane to the specific contract under review. If the costs of these arrangements exceed management’s estimates, the liabilities could materially increase.

Professional Liability Risks.     The Company uses its wholly owned captive insurance subsidiary and its risk retention group subsidiary, which are domiciled in the Cayman Islands and South Carolina, respectively, to self-insure a significant portion of its professional liability risks. Those subsidiaries, which are collectively referred to as the “Insurance Subsidiaries,” provide (i) claims-made coverage to all of the Company’s hospitals and other health care facilities and (ii) occurrence-basis coverage to most of the physicians employed by the Company. The employed physicians not covered by the Insurance Subsidiaries generally maintain claims-made policies with unrelated third party insurance companies. To mitigate the exposure of the program covering the Company’s hospitals and other health care facilities, the Insurance Subsidiaries buy claims-made reinsurance policies from unrelated third parties for claims above certain self-retention levels.

The Company’s discounted reserves for indemnity losses and related loss expenses, net of amounts estimated to be recoverable under reinsurance policies, were approximately $239.0 million and $215.6 million at December 31, 2012 and 2011, respectively. Such amounts were derived using a discount rate of 1.0% and a weighted average payment duration of approximately three years. A 50 basis point reduction in the discount rate during the year ended December 31, 2010, which was reflective of changes in market conditions, increased the Company’s net reserves by $2.4 million at December 31, 2010. The Company’s undiscounted reserves for professional liability risks, net of amounts estimated to be recoverable under reinsurance policies, were $245.5 million and $221.4 million at December 31, 2012 and 2011, respectively. The Company included $38.5 million and $40.4 million in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 2012 and

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Commitments and Contingencies (continued)

2011, respectively, to reflect the estimated loss and loss expense payments that are projected to be satisfied within one year of those balance sheet dates. The Company recorded total expenses for its professional liability risks of $60.5 million, $66.3 million and $68.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. Such expenses, which include indemnity losses, related loss expenses, interest accretion on discounted reserves and cumulative adjustments for changes in the discount rate, were determined using actuarially-based techniques and methodologies and have been included in other operating expenses in the Company’s consolidated statements of income.

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

Ascension Health Lawsuit. On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Note 12) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U.S. District Court for the Southern District of Georgia, Augusta Division (Case No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied. On June 15, 2011, the case was stayed pending resolution of the appellate process. On July 8, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit (Case No. 11-13069). Oral argument was held on May 22, 2012. On January 24, 2013, the U.S. Court of Appeals for the Eleventh Circuit upheld the granting of Health Management’s motion for summary judgment by the U.S. District Court for the Southern District of Georgia, Augusta Division. On February 14, 2013, the plaintiffs filed a petition for a rehearing of their appeal. Management intends to vigorously defend Health Management against the allegations in this matter. Management does not believe that the final outcome of this matter will be material.

Medicare/Medicaid Billing Lawsuit.     On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which is similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. Management intends to vigorously defend Health Management and its subsidiary against the allegations in this matter. Management does not believe that the final outcome of this matter will be material.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Commitments and Contingencies (continued)

Governmental Matters.   Several Health Management hospitals received letters during 2009 requesting information in connection with a U.S. Department of Justice (“DOJ”) investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. Management believes that the DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and management is cooperating with the investigation. To date, the DOJ has not asserted any monetary or other claims against the Health Management hospitals in this matter. Based on the aggregate billings for inpatient kyphoplasty procedures during the period under review that were performed at the Health Management hospitals subject to the DOJ’s inquiry, management does not believe that the final outcome of this matter will be material.

During September 2010, Health Management received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain Health Management hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by Health Management’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. Management is cooperating with the DOJ in its ongoing investigation, which could potentially give rise to claims against Health Management and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, management is conducting an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against Health Management or its hospitals in this matter and, at this time, management is unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

The U.S. Department of Health and Human Services, Office of Inspector General (“HHS-OIG”) and the DOJ, including the Civil Division and U.S. Attorney’s Offices in the Eastern District of Pennsylvania, the Middle District of Florida, the Eastern District of Oklahoma, the Middle District of Tennessee, the Western District of North Carolina, the District of South Carolina and the Middle District of Georgia, are currently investigating Health Management and certain of its subsidiaries (HHS-OIG and the DOJ are collectively referred to as “Government Representatives”). Management believes that such investigations relate to the Anti-Kickback Statute, the Stark law and the False Claims Act and are focused on: (i) physician referrals, including financial arrangements with Health Management’s whole-hospital physician joint ventures; (ii) the medical necessity of emergency room tests and patient admissions, including whether the Pro-Med software that Health Management used led to any medically unnecessary tests or admissions; and (iii) the medical necessity of certain surgical procedures. Management further believes that the investigations may have originated as a result of qui tam lawsuits filed on behalf of the United States. In connection with the investigations, HHS-OIG has requested certain records through subpoenas, which apply system-wide, that were served on Health Management on May 16, 2011 and July 21, 2011. Additionally, Government Representatives have interviewed certain current and former employees of Health Management and its subsidiaries. Health Management is conducting internal investigations and has met with Government Representatives on numerous occasions to respond to their inquiries. Management intends to cooperate with the Government Representatives during their investigations. At this time, management is unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

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

relating to employees, physicians and therapists who were involved with the IOP services provided by Allegiance at the Health Management hospitals; and (v) other documents related to Allegiance, including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. Management believes that HHS-OIG has served similar subpoenas on other non-Health Management hospitals that had contracts with Allegiance. Management intends to cooperate with the investigations. At this time, management is unable to determine the potential impact that will result from the final resolution of these investigations.

In addition to the abovementioned subpoenas and investigations, certain Health Management hospitals have received other requests for information from state and federal agencies. Management is cooperating with all of the ongoing investigations by collecting and producing the requested materials. Because a large portion of Health Management’s government investigations are in their early stages, management is unable to evaluate the outcome of such matters or determine the potential impact, if any, that could result from their final resolution.

Class Action Lawsuits.   On April 30, 2012, two class action lawsuits that were brought against Health Management and certain of its executive officers, one of whom is a director, were consolidated in the U.S. District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc. et al. (Case No. 2:12-cv-00046-JES-DNF) and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased Health Management’s common stock during the period from July 27, 2009 through January 9, 2012. The amended consolidated complaint (i) alleges that Health Management made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the plaintiffs claim that Health Management inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 11, 2013, the defendants were served with the second amended consolidated complaint, which asserts the same claims as the amended consolidated complaint. Management intends to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, management is unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

Derivative Action.    On January 22, 2013, a putative shareholder derivative action entitled The City of Haverhill Retirement System v. Dauten et al. (Case No. 8:13-cv-00213) was filed in the U.S. District Court for the Middle District of Florida, Tampa Division, purportedly on behalf of Health Management against its directors. Health Management was also named as a nominal defendant. The complaint alleges that, among other things, the defendants breached their fiduciary duties to Health Management and its stockholders by supposedly causing Health Management to undertake a scheme to defraud Medicare by improperly admitting certain emergency room patients as “inpatients” in violation of the False Claims Act and then issuing false and misleading public statements about Health Management’s financial outlook and compliance with laws and regulations. The complaint also alleges that the defendants breached their fiduciary duties by exposing Health Management to potentially significant civil and criminal penalties as a result of the aforementioned investigations by HHS-OIG and the DOJ as well as the stockholder class action and other ongoing litigation. The complaint seeks monetary damages from the defendants, other than Health Management. On February 8, 2013, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:13-cv-00092).

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Quarterly Data (unaudited)

The tables below summarize certain unaudited financial information for each of the quarters in the two-year period ended December 31, 2012.

		Quarters During the Year Ended December 31, 2012

		First	Second	Third (1)	Fourth (1)

		(in thousands, except per share amounts)

Net revenue after the provision for doubtful accounts	$	1,485,257	$1,471,978	$1,440,109	$1,480,894
Income from continuing operations		45,991	48,141	49,418	55,309
Income (loss) from discontinued operations		(1,395)	(3,021)	(1,389)	(1,812)
Consolidated net income		44,596	45,120	48,029	53,497
Net income attributable to Health Management Associates, Inc.		37,690	36,954	41,344	48,282
Supplemental information (certain items of income (expense) included in income from continuing operations):
Medicare and Medicaid HCIT incentive payments		4,590	2,871	24,224	60,341
Amortization and fair value adjustments related to the interest rate swap contract		(36,721)	(22,260)	(23,921)	(20,268)

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations (3)	$	0.15	$0.16	$0.17	$0.19
Discontinued operations		-	(0.02)	(0.01)	-

Net income (3)	$	0.15	$0.14	$0.16	$0.19

Diluted
Continuing operations	$	0.15	$0.16	$0.17	$0.19
Discontinued operations		-	(0.02)	(0.01)	-

Net income	$	0.15	$0.14	$0.16	$0.19

Weighted average number of shares outstanding:
Basic		253,316	254,496	254,516	254,534
Diluted		255,699	256,030	256,784	258,322

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Quarterly Data (unaudited) (continued)

	Quarters During the Year Ended December 31, 2011

	First	Second (1)	Third	Fourth (2)

	(in thousands, except per share amounts)

Net revenue after the provision for doubtful accounts	$1,254,760	$1,224,566	$1,219,622	$1,388,647
Income from continuing operations	61,966	56,916	49,704	37,748
Income (loss) from discontinued operations	146	(1,583)	255	(1,227)
Consolidated net income	62,112	55,333	49,959	36,521
Net income attributable to Health Management Associates, Inc.	55,524	48,611	43,728	30,847

Supplemental information (certain items of income (expense) included in income from continuing operations):
Medicare and Medicaid HCIT incentive payments	-	-	1,749	38,233
Amortization and fair value adjustments related to the interest rate swap contract	-	-	-	(16,363)

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.22	$0.20	$0.17	$0.13
Discontinued operations	-	(0.01)	-	-

Net income	$0.22	$0.19	$0.17	$0.13

Diluted
Continuing operations (3)	$0.22	$0.20	$0.17	$0.13
Discontinued operations	-	(0.01)	-	-

Net income (3)	$0.22	$0.19	$0.17	$0.13

Weighted average number of shares outstanding:
Basic	250,038	251,765	252,157	252,175
Diluted	253,727	255,235	255,124	256,032

(1)

As more fully discussed at Note 10, the loss from discontinued operations during the quarters ended September 30, 2012 and December 31, 2012 included approximately $1.2 million and $1.8 million, respectively, of long-lived asset impairment charges. Additionally, the loss from discontinued operations during the quarter ended June 30, 2011 included a goodwill impairment charge of $3.6 million.

(2)

As more fully discussed at Note 2, the Company restructured its long-term debt on November 18, 2011. As a result, the quarter ended December 31, 2011 included approximately $24.6 million of write-offs of deferred debt issuance costs and related other. During such quarter, the Company also recorded $12.9 million of expense attributable to restructuring activities at Tennova Healthcare (see Note 4).

(3)	Due to rounding, the sum of the four quarters does not agree to the corresponding total for the full calendar year.

14.	Subsequent Event

On February 1, 2013, one of the Company’s subsidiaries signed a definitive agreement to acquire an 80% interest in Bayfront Health System, which includes Bayfront Medical Center, a tertiary and teaching hospital in St. Petersburg, Florida that is licensed to operate 480 beds, and certain related health care operations. A subsidiary of Bayfront Health System will retain a 20% interest in such entities.

Pursuant to the definitive acquisition agreement, the total purchase price for the Company’s 80% interest in Bayfront Health System is expected to be approximately $162 million in cash, plus a working capital adjustment. The acquired assets and assumed liabilities will include, among other things, supply inventories, property, plant and equipment and certain long-term lease obligations. Subject to regulatory approvals and other conditions customary to closing, management anticipates that this acquisition will close during the quarter ending June 30, 2013. Management plans to fund this acquisition with available cash balances, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement, which is discussed at Note 2(a).

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc. (referred to as the “Parent Issuer” for the remainder of this Note 15) is the primary obligor under the Credit Facilities, the 2020 Senior Notes and the 2016 Senior Notes, all of which are discussed at Note 2. Certain of the Parent Issuer’s material domestic subsidiaries that are 100% owned (the “Guarantor Subsidiaries”) provide joint and several unconditional guarantees as to payment for borrowings under such long-term debt arrangements; however, other Parent Issuer subsidiaries (the “Non-Guarantor Subsidiaries”) have not been required to provide any such guarantees. Below and on the pages that follow are schedules presenting condensed consolidating financial statements as of December 31, 2012 and 2011, as well as the years ended December 31, 2012, 2011 and 2010. However, this financial information may not necessarily be indicative of the results of operations, cash flows or financial position of the Parent Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries if they had operated as independent entities. Certain amounts in the condensed consolidating financial statements as of December 31, 2011 and for the years ended December 31, 2011 and 2010 have been reclassified to reflect the most recent listing of Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Year Ended December 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$-	$4,109,747	$2,642,958	$-	$6,752,705
Provision for doubtful accounts	-	(540,637)	(333,830)	-	(874,467)

Net revenue	-	3,569,110	2,309,128	-	5,878,238

Salaries and benefits	-	1,346,368	1,276,060	-	2,622,428
Supplies	-	619,730	284,040	-	903,770
Rent expense	-	88,499	84,534	-	173,033
Other operating expenses	-	738,390	569,436	-	1,307,826
Medicare and Medicaid HCIT incentive payments	-	(60,930)	(31,096)	-	(92,026)
Equity in the earnings of consolidated subsidiaries	(359,685)	-	-	359,685	-
Depreciation and amortization	16,013	217,378	115,550	-	348,941
Interest expense	296,983	9,711	5,853	-	312,547
Other	(911)	1,752	(603)	-	238

	(47,600)	2,960,898	2,303,774	359,685	5,576,757

Income from continuing operations before income taxes	47,600	608,212	5,354	(359,685)	301,481
Income tax (expense) benefit	116,670	(227,324)	8,032	-	(102,622)

Income from continuing operations	164,270	380,888	13,386	(359,685)	198,859
Loss from discontinued operations, including gains/losses on disposals, net of income taxes	-	-	(7,617)	-	(7,617)

Consolidated net income	164,270	380,888	5,769	(359,685)	191,242
Net income attributable to noncontrolling interests	-	(132)	(26,840)	-	(26,972)

Net income (loss) attributable to Health Management Associates, Inc.	$164,270	$380,756	$(21,071)	$(359,685)	$164,270

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$164,270	$380,888	$5,769	$(359,685)	$191,242
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Reclassification adjustments for amortization of expense into net income	78,969	-	-	-	78,969
Available-for-sale securities
Unrealized gains (losses), net	(60)	-	8,034	-	7,974

Other comprehensive income (loss) before income taxes	78,909	-	8,034	-	86,943
Income tax (expense) benefit related to items of other comprehensive income (loss)	(30,632)	-	(2,811)	-	(33,443)

Other comprehensive income (loss), net	48,277	-	5,223	-	53,500

Total consolidated comprehensive income	212,547	380,888	10,992	(359,685)	244,742
Total comprehensive income attributable to noncontrolling interests	-	(132)	(26,840)	-	(26,972)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$212,547	$380,756	$(15,848)	$(359,685)	$217,770

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Year Ended December 31, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$-	$3,415,667	$2,388,784	$-	$5,804,451
Provision for doubtful accounts	-	(413,224)	(303,632)	-	(716,856)

Net revenue	-	3,002,443	2,085,152	-	5,087,595

Salaries and benefits	-	1,198,231	1,104,613	-	2,302,844
Supplies	-	513,160	263,438	-	776,598
Rent expense	-	81,214	73,065	-	154,279
Other operating expenses	-	602,106	465,874	-	1,067,980
Medicare and Medicaid HCIT incentive payments	-	(24,826)	(15,156)	-	(39,982)
Equity in the earnings of consolidated subsidiaries	(324,421)	-	-	324,421	-
Depreciation and amortization	7,690	165,304	94,906	-	267,900
Interest expense	210,375	7,393	4,979	-	222,747
Write-offs of deferred debt issuance costs and related other	14,015	10,580	-	-	24,595
Other	(1,035)	1,201	(1,937)	-	(1,771)

	(93,376)	2,554,363	1,989,782	324,421	4,775,190

Income from continuing operations before income taxes	93,376	448,080	95,370	(324,421)	312,405
Income tax (expense) benefit	85,334	(165,355)	(26,050)	-	(106,071)

Income from continuing operations	178,710	282,725	69,320	(324,421)	206,334
Loss from discontinued operations, including gains/losses on disposals, net of income taxes	-	-	(2,409)	-	(2,409)

Consolidated net income	178,710	282,725	66,911	(324,421)	203,925
Net income attributable to noncontrolling interests	-	(376)	(24,839)	-	(25,215)

Net income (loss) attributable to Health Management Associates, Inc.	$178,710	$282,349	$42,072	$(324,421)	$178,710

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$178,710	$282,725	$66,911	$(324,421)	$203,925
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Changes in fair value	47,735	-	-	-	47,735
Reclassification adjustments for amortization of expense into net income	10,384	-	-	-	10,384
Available-for-sale securities
Unrealized gains (losses), net	-	-	(117)	-	(117)
Adjustments for net (gains) losses reclassified into net income	159	-	(1,179)	-	(1,020)

Other comprehensive income (loss) before income taxes	58,278	-	(1,296)	-	56,982
Income tax (expense) benefit related to items of other comprehensive income (loss)	(21,752)	-	454	-	(21,298)

Other comprehensive income (loss), net	36,526	-	(842)	-	35,684

Total consolidated comprehensive income	215,236	282,725	66,069	(324,421)	239,609
Total comprehensive income attributable to noncontrolling interests	-	(376)	(24,839)	-	(25,215)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$215,236	$282,349	$41,230	$(324,421)	$214,394

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Year Ended December 31, 2010

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$-	$2,939,557	$2,152,609	$-	$5,092,166
Provision for doubtful accounts	-	(351,195)	(273,558)	-	(624,753)

Net revenue	-	2,588,362	1,879,051	-	4,467,413

Salaries and benefits	-	1,036,289	980,678	-	2,016,967
Supplies	-	451,247	252,179	-	703,426
Rent expense	-	63,085	59,898	-	122,983
Other operating expenses	-	500,376	392,089	-	892,465
Equity in the earnings of consolidated subsidiaries	(276,587)	-	-	276,587	-
Depreciation and amortization	4,642	146,810	90,421	-	241,873
Interest expense	204,723	3,956	2,994	-	211,673
Other	(4,709)	(89)	(3,999)	-	(8,797)

	(71,931)	2,201,674	1,774,260	276,587	4,180,590

Income from continuing operations before income taxes	71,931	386,688	104,791	(276,587)	286,823
Income tax (expense) benefit	78,138	(147,490)	(31,697)	-	(101,049)

Income from continuing operations	150,069	239,198	73,094	(276,587)	185,774
Loss from discontinued operations, including gains/losses on disposals, net of income taxes	-	-	(13,526)	-	(13,526)

Consolidated net income	150,069	239,198	59,568	(276,587)	172,248
Net income attributable to noncontrolling interests	-	(407)	(21,772)	-	(22,179)

Net income (loss) attributable to Health Management Associates, Inc.	$150,069	$238,791	$37,796	$(276,587)	$150,069

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2010

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$150,069	$239,198	$59,568	$(276,587)	$172,248
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Changes in fair value	(17,646)	-	-	-	(17,646)
Available-for-sale securities
Unrealized gains (losses), net	(159)	-	2,632	-	2,473
Adjustments for net (gains) losses reclassified into net income	(97)	-	(2,046)	-	(2,143)

Other comprehensive income (loss) before income taxes	(17,902)	-	586	-	(17,316)
Income tax (expense) benefit related to items of other comprehensive income (loss)	6,639	-	(205)	-	6,434

Other comprehensive income (loss), net	(11,263)	-	381	-	(10,882)

Total consolidated comprehensive income	138,806	239,198	59,949	(276,587)	161,366
Total comprehensive income attributable to noncontrolling interests	-	(407)	(21,772)	-	(22,179)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$138,806	$238,791	$38,177	$(276,587)	$139,187

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

December 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$23,214	$24,823	$11,136	$-	$59,173
Available-for-sale securities	65,376	-	55,730	-	121,106
Accounts receivable, net	-	599,738	377,134	-	976,872
Supplies, prepaid expenses and other assets	4,459	136,078	80,347	-	220,884
Prepaid and recoverable income taxes	60,438	-	-	-	60,438
Restricted funds	-	-	26,525	-	26,525
Assets of discontinued operations	-	-	6,250	-	6,250

Total current assets	153,487	760,639	557,122	-	1,471,248

Property, plant and equipment, net	118,699	2,318,497	1,025,856	-	3,463,052
Investments in consolidated subsidiaries	3,794,801	-	-	(3,794,801)	-
Restricted funds	-	-	125,532	-	125,532
Intercompany receivables	844,758	14,005	-	(858,763)	-
Goodwill	-	652,819	370,637	-	1,023,456
Deferred charges and other assets	80,118	125,144	112,239	-	317,501

Total assets	$4,991,863	$3,871,104	$2,191,386	$(4,653,564)	$6,400,789

Current liabilities:
Accounts payable	$42,093	$112,643	$56,651	$-	$211,387
Accrued expenses and other current liabilities	122,482	226,359	240,961	-	589,802
Deferred income taxes	45,170	-	-	-	45,170
Current maturities of long-term debt and capital lease obligations	100,542	19,893	5,629	-	126,064

Total current liabilities	310,287	358,895	303,241	-	972,423

Deferred income taxes	301,237	-	-	-	301,237
Long-term debt and capital lease obligations, less current maturities	3,304,667	76,767	51,826	-	3,433,260
Intercompany payables	-	-	858,763	(858,763)	-
Other long-term liabilities	71,755	96,250	292,881	-	460,886

Total liabilities	3,987,946	531,912	1,506,711	(858,763)	5,167,806

Redeemable equity securities	-	-	212,458	-	212,458

Stockholders’ equity:
Total Health Management Associates, Inc. stockholders’ equity	1,003,917	3,339,192	455,609	(3,794,801)	1,003,917
Noncontrolling interests	-	-	16,608	-	16,608

Total stockholders’ equity	1,003,917	3,339,192	472,217	(3,794,801)	1,020,525

Total liabilities and stockholders’ equity	$4,991,863	$3,871,104	$2,191,386	$(4,653,564)	$6,400,789

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

December 31, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$28,611	$44,541	$(9,009)	$-	$64,143
Available-for-sale securities	81,654	-	40,623	-	122,277
Accounts receivable, net	-	572,844	330,673	-	903,517
Supplies, prepaid expenses and other assets	4,953	133,457	77,185	-	215,595
Prepaid and recoverable income taxes	61,756	-	-	-	61,756
Restricted funds	-	-	28,289	-	28,289
Assets of discontinued operations	-	-	14,561	-	14,561

Total current assets	176,974	750,842	482,322	-	1,410,138

Property, plant and equipment, net	89,419	2,181,934	991,819	-	3,263,172
Investments in consolidated subsidiaries	3,845,768	-	-	(3,845,768)	-
Restricted funds	-	-	96,244	-	96,244
Intercompany receivables	605,629	-	-	(605,629)	-
Goodwill	-	645,009	354,371	-	999,380
Deferred charges and other assets	81,265	96,307	57,683	-	235,255

Total assets	$4,799,055	$3,674,092	$1,982,439	$(4,451,397)	$6,004,189

Current liabilities:
Accounts payable	$40,110	$106,407	$51,603	$-	$198,120
Accrued expenses and other current liabilities	113,275	162,618	193,836	-	469,729
Deferred income taxes	50,466	-	-	-	50,466
Current maturities of long-term debt and capital lease obligations	68,375	9,740	7,394	-	85,509

Total current liabilities	272,226	278,765	252,833	-	803,824

Deferred income taxes	234,080	-	-	-	234,080
Long-term debt and capital lease obligations, less current maturities	3,397,948	46,503	45,038	-	3,489,489
Intercompany payables	-	136,782	468,847	(605,629)	-
Other long-term liabilities	125,660	98,158	267,219	-	491,037

Total liabilities	4,029,914	560,208	1,033,937	(605,629)	5,018,430

Redeemable equity securities	-	3,116	197,527	-	200,643

Stockholders’ equity:
Total Health Management Associates, Inc. stockholders’ equity	769,141	3,110,585	735,183	(3,845,768)	769,141
Noncontrolling interests	-	183	15,792	-	15,975

Total stockholders’ equity	769,141	3,110,768	750,975	(3,845,768)	785,116

Total liabilities and stockholders’ equity	$4,799,055	$3,674,092	$1,982,439	$(4,451,397)	$6,004,189

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$(93,394)	$559,828	$130,945	$597,379

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	-	(800)	(73,148)	(73,948)
Additions to property, plant and equipment	(44,276)	(254,075)	(90,548)	(388,899)
Proceeds from sales of assets and insurance recoveries	-	1,395	1,462	2,857
Proceeds from sales of discontinued operations	-	-	1,392	1,392
Purchases of available-for-sale securities	(1,897,800)	-	(49,228)	(1,947,028)
Proceeds from sales of available-for-sale securities	1,913,933	-	40,720	1,954,653
Increase in restricted funds, net	-	-	(22,923)	(22,923)

Net cash used in continuing investing activities	(28,143)	(253,480)	(192,273)	(473,896)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	47,000	-	-	47,000
Principal payments on debt and capital lease obligations	(115,969)	(18,028)	(7,864)	(141,861)
Payments of debt issuance costs	(702)	-	-	(702)
Cash received from noncontrolling shareholders	-	-	3,591	3,591
Cash payments to noncontrolling shareholders	-	(3,434)	(32,109)	(35,543)
Changes in intercompany balances, net	184,319	(304,604)	120,285	-
Equity compensation excess income tax benefits	1,492	-	-	1,492

Net cash provided by (used in) continuing financing activities	116,140	(326,066)	83,903	(126,023)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(5,397)	(19,718)	22,575	(2,540)
Net cash provided by (used in) discontinued operations	-	-	(2,430)	(2,430)

Net increase (decrease) in cash and cash equivalents	(5,397)	(19,718)	20,145	(4,970)
Cash and cash equivalents at the beginning of the year	28,611	44,541	(9,009)	64,143

Cash and cash equivalents at the end of the year	$23,214	$24,823	$11,136	$59,173

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$7,650	$342,776	$193,596	$544,022

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	-	(523,690)	(58,400)	(582,090)
Additions to property, plant and equipment	(50,047)	(181,031)	(70,968)	(302,046)
Proceeds from sales of assets and insurance recoveries	-	2,495	270	2,765
Proceeds from sales of discontinued operations	-	-	4,851	4,851
Purchases of available-for-sale securities	(1,331,462)	-	(54,118)	(1,385,580)
Proceeds from sales of available-for-sale securities	1,273,651	-	47,747	1,321,398
Increase in restricted funds, net	-	-	(35,309)	(35,309)

Net cash used in continuing investing activities	(107,858)	(702,226)	(165,927)	(976,011)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	2,985,674	371,028	268	3,356,970
Principal payments on debt and capital lease obligations	(2,481,965)	(379,877)	(7,538)	(2,869,380)
Payments of debt issuance costs	(64,429)	(10,720)	-	(75,149)
Proceeds from exercises of stock options	14,067	-	-	14,067
Cash payments to noncontrolling shareholders	-	(483)	(27,801)	(28,284)
Changes in intercompany balances, net	(379,261)	379,880	(619)	-
Equity compensation excess income tax benefits	2,999	-	-	2,999

Net cash provided by (used in) continuing financing activities	77,085	359,828	(35,690)	401,223

Net increase (decrease) in cash and cash equivalents before discontinued operations	(23,123)	378	(8,021)	(30,766)
Net cash provided by (used in) discontinued operations	-	-	(6,903)	(6,903)

Net increase (decrease) in cash and cash equivalents	(23,123)	378	(14,924)	(37,669)
Cash and cash equivalents at the beginning of the year	51,734	44,163	5,915	101,812

Cash and cash equivalents at the end of the year	$28,611	$44,541	$(9,009)	$64,143

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$(46,999)	$325,553	$156,137	$434,691

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	-	(151,878)	(39,576)	(191,454)
Additions to property, plant and equipment	(38,396)	(105,360)	(65,352)	(209,108)
Proceeds from sales of assets and insurance recoveries	-	405	2,745	3,150
Proceeds from sales of discontinued operations	-	-	26,360	26,360
Purchases of available-for-sale securities	(883,293)	-	(38,431)	(921,724)
Proceeds from sales of available-for-sale securities	898,130	-	6,751	904,881
Increase in restricted funds, net	-	-	(5,758)	(5,758)

Net cash used in continuing investing activities	(23,559)	(256,833)	(113,261)	(393,653)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(28,196)	(7,508)	(4,443)	(40,147)
Proceeds from exercises of stock options	7,469	-	-	7,469
Cash received from noncontrolling shareholders	-	-	2,547	2,547
Cash payments to noncontrolling shareholders	-	(358)	(20,272)	(20,630)
Changes in intercompany balances, net	84,983	(45,062)	(39,921)	-
Equity compensation excess income tax benefits	1,278	-	-	1,278

Net cash provided by (used in) continuing financing activities	65,534	(52,928)	(62,089)	(49,483)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(5,024)	15,792	(19,213)	(8,445)
Net cash provided by (used in) discontinued operations	-	-	4,239	4,239

Net increase (decrease) in cash and cash equivalents	(5,024)	15,792	(14,974)	(4,206)
Cash and cash equivalents at the beginning of the year	56,758	28,371	20,889	106,018

Cash and cash equivalents at the end of the year	$51,734	$44,163	$5,915	$101,812

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

Under the supervision of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of December 31, 2012, we maintained effective internal control over financial reporting.

An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 has been performed by Ernst & Young LLP, an independent registered public accounting firm. The attestation report of Ernst & Young LLP is included on the following page.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Health Management Associates, Inc.

We have audited Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Management Associates, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Health Management Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Health Management Associates, Inc. and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Miami, Florida

February 27, 2013

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this Item 10 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 21, 2013 under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed not later than 120 days after December 31, 2012.

Executive Officers

Below is information regarding those persons who served as our executive officers as of December 31, 2012.

Gary D. Newsome, age 55, became our President and Chief Executive Officer and a director on September 13, 2008. From early 1998 until September 12, 2008, Mr. Newsome was employed by Community Health Systems, Inc. (“Community”). He started at Community as a Group Vice President and by the end of his tenure with the company he was a Division President with responsibility for hospitals in Illinois, New Jersey, Pennsylvania, Tennessee and West Virginia. Mr. Newsome previously held management positions with us from June 1993 to March 1998, including Divisional Vice President, Assistant Vice President/Operations and Group Operations Vice President. Mr. Newsome is a member of the American College of Healthcare Executives. Mr. Newsome received a Bachelor of Science degree from Bluefield State College in West Virginia and a Masters in Business Administration from Butler University in Indianapolis.

Kelly E. Curry, age 58, has served as our Executive Vice President since July 1, 2007 and, effective January 12, 2010, he also became our Chief Financial Officer. Mr. Curry also served as our Chief Administrative Officer from September 13, 2008 until January 12, 2010 and Chief Operating Officer from July 1, 2007 until September 12, 2008. Before such time, he served as a consultant to us on hospital operations from October 2006 to June 2007. Mr. Curry, who is a Certified Public Accountant and a Chartered Global Management Accountant, previously held management positions with us from March 1982 to October 1994, including the position of Chief Financial Officer from April 1987 to October 1994. Since 1995, Mr. Curry has served as Chairman and President of Foundation in Christ Ministries, Ltd. in Ireland. Mr. Curry also serves on the board of the United States affiliate of Grain of Wheat International and its Swiss-based parent charity corporation.

Robert E. Farnham, age 57, has served as our Senior Vice President - Finance since March 2001. From March 2001 until January 12, 2010, Mr. Farnham also served as our Chief Financial Officer. He joined us in 1985 and previously served as our Senior Vice President and Controller. Prior to joining us, Mr. Farnham, who is a Certified Public Accountant, was employed by the accounting firm of PricewaterhouseCoopers LLP, formerly known as Coopers & Lybrand LLP.

Kerrin (“Kerry”) E. Gillespie, age 54, has served as our Executive Vice President of Operations Finance since January 1, 2012. Mr. Gillespie also served as our Senior Vice President and Divisional Chief Financial Officer from May 23, 2011 to December 31, 2011. From March 2010 until May 2011, he served as Senior Vice President and Chief Financial Officer of Radiation Therapy Services Holdings, Inc. Before joining Radiation Therapy Services Holdings, Inc., Mr. Gillespie served as Chief Financial Officer of Ardent Health Services, LLC from March 2007 to March 2010. During the period from April 1998 to February 2007, Mr. Gillespie was Vice President of Group Operations at Community Health Systems, Inc. Mr. Gillespie previously held financial and operational positions with us from June 1991 to April 1998, including Assistant Corporate Controller, Manager of Operations Finance and executive officer positions at certain of our hospitals. Mr. Gillespie, who is a Certified Public Accountant, is a member of the American Institute of Certified Public Accountants and the Financial Executives Institute, as well as a fellow of the Healthcare Financial Management Association.

Steven E. Clifton, age 53, has served as our Senior Vice President and General Counsel since August 20, 2012. From June 1994 until August 2012, Mr. Clifton was employed by HCA Holdings, Inc. (“HCA”), most recently serving as Vice President, Legal Operations. Prior to joining HCA, Mr. Clifton served as Corporate Counsel for Alliant Health System in Louisville, Kentucky from August 1991 to May 1994. Before joining Alliant Health System, Mr. Clifton was an associate attorney at the law firm of Wyatt, Tarrant and Combs, LLP from September 1986 to July 1991. Mr. Clifton is a member of the Kentucky Bar Association and certified by the Florida Bar Association as authorized house counsel.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Business Conduct and Ethics also applies to all of our other employees and, as set forth therein, to our directors. On February 20, 2012, the Audit Committee of our Board of Directors approved amendments to our Code of Business Conduct and Ethics. None of the revised or expanded provisions represented a material change to our standards, policies or practices. Rather, the changes and enhancements were designed to provide additional formal guidance regarding the ethical behavior that we expect from our directors, officers and all of our employees. The amended Code of Business Conduct and Ethics also incorporates and references certain of our internal resources that are designed to enhance adherence by such persons to the highest ethical standards and further support compliance with all applicable laws.

Our Code of Business Conduct and Ethics is posted on our website at www.hma.com under Investor Relations. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website under Investor Relations.

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 21, 2013 under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” which proxy statement will be filed not later than 120 days after December 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 21, 2013 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed not later than 120 days after December 31, 2012.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2012

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	11,333,634	$ 3.31	10,465,906
Equity compensation plans not approved by security holders	-	-	-

Totals	11,333,634	$ 3.31	10,465,906

(1)	Includes, among other things, deferred stock awards granted to independent directors, officers and management staff pursuant to the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan. See Note 8 to the Consolidated Financial Statements in Item 8 of Part II for more information about our stock-based compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 21, 2013 under the headings “Certain Transactions” and “Corporate Governance,” which proxy statement will be filed not later than 120 days after December 31, 2012.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated into this Form 10-K by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 21, 2013 under the heading “Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed not later than 120 days after December 31, 2012.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balances at Beginning of Period	Acquisitions and Dispositions	Charged to Operations (a)	Charged to Other Accounts	Deductions (b)	Balances at End of Period

Allowance for Doubtful Accounts (c)

Year ended December 31, 2012	$578,972	$-	$898,867	$-	$(814,656)	$663,183

Year ended December 31, 2011	495,486	-	746,450	-	(662,964)	578,972

Year ended December 31, 2010	455,705	291	662,239	-	(622,749)	495,486

(a)	Charges to operations include amounts related to provisions for doubtful accounts, before recoveries of accounts receivable that were previously written off.

(b)	Accounts receivable written off as uncollectible.

(c)	This table includes the activity of discontinued operations, as identified at Note 10 to the Consolidated Financial Statements in Item 8 of Part II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

By:	/s/ Gary D. Newsome	President and Chief Executive Officer	February 19, 2013
Gary D. Newsome

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ William J. Schoen	Chairman of the Board of Directors	February 19, 2013
William J. Schoen

	/s/ Gary D. Newsome	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2013
Gary D. Newsome

	/s/ Kelly E. Curry	Executive Vice President and	February 19, 2013
	Kelly E. Curry	Chief Financial Officer (Principal Financial Officer)

	/s/ Gary S. Bryant	Vice President and Controller (Principal Accounting Officer)	February 19, 2013
Gary S. Bryant

	/s/ Kent P. Dauten	Director	February 19, 2013
Kent P. Dauten

	/s/ Pascal J. Goldschmidt	Director	February 19, 2013
Pascal J. Goldschmidt, M.D.

	/s/ Donald E. Kiernan	Director	February 19, 2013
Donald E. Kiernan

	/s/ Robert A. Knox	Director	February 19, 2013
Robert A. Knox

	/s/ Vicki A. O’Meara	Director	February 19, 2013
Vicki A. O’Meara

	/s/ William C. Steere, Jr.	Director	February 19, 2013
William C. Steere, Jr.

	/s/ Randolph W. Westerfield	Director	February 19, 2013
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

4.6

Form of 3.75% Convertible Senior Subordinated Note due 2028 issued by the Company, previously filed and included as part of Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.

4.7

Credit Agreement, dated as of November 18, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner, Deutsche Bank Securities, Inc., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, Citigroup Global Markets Inc., as Joint Bookrunner, Citibank, N.A., as Co-Documentation Agent, SunTrust Robinson Humphrey, Inc., as Joint Bookrunner, SunTrust Bank, as Co-Documentation Agent, Barclays Capital, as Joint Bookrunner, Barclays Bank PLC, as Co-Documentation Agent, and each of RBS Securities Inc., J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as Managing Agents, and certain other lenders thereto (includes the form of the related notes), previously filed and included as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated herein by reference.

4.8

Security Agreement, dated as of November 18, 2011, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent, pertaining to the Company’s Credit Agreement, dated as of November 18, 2011, previously filed and included as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated herein by reference.

4.9

Acknowledgement and Release, dated as of July 30, 2012, from Wells Fargo Bank, National Association, as Administrative Agent, pertaining to the Company’s Credit Agreement, dated as of November 18, 2011, previously filed and included as Exhibit 4.17 to the Company’s Registration Statement on Form S-4 (Registration No. 333-183203), is incorporated herein by reference.

4.10

Joinder Agreement, dated as of December 28, 2012, between Campbell County HMA, LLC, Cocke County HMA, LLC, Jefferson County HMA, LLC, Knoxville HMA Holdings, LLC, Metro Knoxville HMA, LLC, Van Buren H.M.A., LLC and Wells Fargo Bank, National Association, pertaining to the Company’s Credit Agreement, dated as of November 18, 2011.

4.11

Indenture, dated as of November 18, 2011, among the Company, each of the subsidiary guarantors party thereto and U.S. Bank, National Association pertaining to the Company’s 7.375% Senior Notes due 2020 (includes the form of the related notes), previously filed and included as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated herein by reference.

4.12

Supplemental Indenture, dated as of April 20, 2012, between Poplar Bluff Regional Medical Center, LLC and U.S. Bank, National Association, pertaining to the Company’s 7.375% Senior Notes due 2020, previously filed and included as Exhibit 4.14 to the Company’s Registration Statement on Form S-4 (Registration No. 333-183203), is incorporated herein by reference.

4.13

Second Supplemental Indenture, dated as of July 25, 2012, between HMA CAT, LLC and U.S. Bank, National Association, pertaining to the Company’s 7.375% Senior Notes due 2020, previously filed and included as Exhibit 4.15 to the Company’s Registration Statement on Form S-4 (Registration No. 333-183203), is incorporated herein by reference.

4.14

Third Supplemental Indenture, dated as of July 31, 2012, between Brevard HMA ALF, LLC, Brevard HMA HME, LLC, Brevard HMA Home Health, LLC, Brevard HMA Hospice, LLC, Brevard HMA Investment Properties, LLC, Brevard HMA Nursing Home, LLC, Carlisle HMA, LLC, Yakima HMA, LLC and U.S. Bank, National Association, pertaining to the Company’s 7.375% Senior Notes due 2020, previously filed and included as Exhibit 4.16 to the Company’s Registration Statement on Form S-4 (Registration No. 333-183203), is incorporated herein by reference.

(10)	Material contracts

Exhibits 4.2 through 4.8 and Exhibit 4.11 referenced under (4) of this Index to Exhibits are incorporated herein by reference.

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

*10.17

Stock Option Award granted to Gary D. Newsome under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.18

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

*10.19

The form of Restricted Stock Award and Cash Performance Award for the year ended December 31, 2011 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.

*10.20

The form of Restricted Stock Award and Cash Performance Award for the year ended December 31, 2012 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

*10.21

Certain executive officer compensation information, including stock-based compensation under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 21, 2012, is incorporated herein by reference.

*10.22	Certain executive officer compensation information, previously filed and included in the Company’s Current Report on Form 8-K dated December 4, 2012, is incorporated herein by reference.

*10.23

Agreement and Release, dated as of January 19, 2012, between Hospital Management Services of Florida, Inc. and Timothy R. Parry, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 17, 2012, is incorporated herein by reference.

*10.24	The Health Management Associates, Inc. Tax Advantaged Wealth Plan, Amended and Restated Effective December 11, 2012.

*10.25

Certain executive officer compensation information, including stock-based compensation under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 19, 2013, is incorporated herein by reference.

(12)	Statements re computation of ratios

	12.1	Schedule of ratio of earnings to fixed charges.

(21)	Subsidiaries of the registrant

	21.1	Subsidiaries of the registrant.

(23)	Consents of experts and counsel

	23.1	Consent of Ernst & Young LLP.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications.

(101)	Interactive data files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

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