Form 10-Q
period 2013-03-31
HEALTH MANAGEMENT ASSOCIATES, INC
filed 2013-05-03
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

As of April 26, 2013, there were 259,329,571 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenue before the provision for doubtful accounts	$1,723,841	$1,686,518
Provision for doubtful accounts	(240,879)	(201,261)

Net revenue	1,482,962	1,485,257

Salaries and benefits	684,191	659,084
Supplies	235,768	234,443
Rent expense	42,156	45,025
Other operating expenses	325,775	311,780
Medicare and Medicaid HCIT incentive payments	(3,826)	(4,590)
Depreciation and amortization	93,875	78,394
Interest expense	69,429	88,763
Other	(1,891)	1,640

	1,445,477	1,414,539

Income from continuing operations before income taxes	37,485	70,718
Provision for income taxes	(9,718)	(24,727)

Income from continuing operations	27,767	45,991
Loss from discontinued operations, net of income taxes	—	(1,395)

Consolidated net income	27,767	44,596
Net income attributable to noncontrolling interests	(4,665)	(6,906)

Net income attributable to Health Management Associates, Inc.	$23,102	$37,690

Earnings per share attributable to Health Management Associates, Inc. common stockholders:
Basic and diluted
Continuing operations	$0.09	$0.15
Discontinued operations	—	—

Net income	$0.09	$0.15

Weighted average number of shares outstanding:
Basic	256,152	253,316

Diluted	260,550	255,699

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Consolidated net income	$27,767	$44,596
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	4,120	5,119
Adjustments for net (gains) losses reclassified into net income	(1,427)	264

Net activity attributable to available-for-sale securities	2,693	5,383
Interest rate swap contract:
Reclassification adjustments for amortization into net income	18,356	20,453

Other comprehensive income before income taxes	21,049	25,836
Income tax expense related to items of other comprehensive income	(8,070)	(9,824)

Other comprehensive income, net	12,979	16,012

Total consolidated comprehensive income	40,746	60,608
Total comprehensive income attributable to noncontrolling interests	(4,665)	(6,906)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$36,081	$53,702

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$37,358	$59,173
Available-for-sale securities	52,207	121,106
Accounts receivable, less allowances for doubtful accounts of $679,864 and $663,183 at March 31, 2013 and December 31, 2012, respectively	1,003,128	976,872
Supplies, prepaid expenses and other assets	221,505	220,884
Prepaid and recoverable income taxes	64,749	60,438
Restricted funds	25,109	26,525
Assets held for sale	6,250	6,250

Total current assets	1,410,306	1,471,248

Property, plant and equipment	5,564,045	5,523,870
Accumulated depreciation and amortization	(2,109,913)	(2,060,818)

Net property, plant and equipment	3,454,132	3,463,052

Restricted funds	126,581	125,532
Goodwill	1,024,142	1,023,456
Deferred charges and other assets	302,223	317,501

Total assets	$6,317,384	$6,400,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,713	$211,387
Accrued expenses and other liabilities	531,643	589,802
Deferred income taxes	42,611	45,170
Current maturities of long-term debt and capital lease obligations	98,891	126,064

Total current liabilities	842,858	972,423

Deferred income taxes	324,015	301,237
Long-term debt and capital lease obligations, less current maturities	3,411,004	3,433,260
Other long-term liabilities	467,858	460,886

Total liabilities	5,045,735	5,167,806

Redeemable equity securities	212,208	212,458

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 259,084 shares and 256,394 shares issued at March 31, 2013 and December 31, 2012, respectively	2,591	2,564
Accumulated other comprehensive income (loss), net of income taxes	(28,961)	(41,940)
Additional paid-in capital	185,973	173,843
Retained earnings	892,552	869,450

Total Health Management Associates, Inc. stockholders’ equity	1,052,155	1,003,917
Noncontrolling interests	7,286	16,608

Total stockholders’ equity	1,059,441	1,020,525

Total liabilities and stockholders’ equity	$6,317,384	$6,400,789

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2013 and 2012

(in thousands)

(unaudited)

	Health Management Associates, Inc.
			Accumulated
			Other	Additional			Total
	Common Stock		Comprehensive	Paid-in	Retained	Noncontrolling	Stockholders’
	Shares	Par Value	Income (Loss), Net	Capital	Earnings	Interests	Equity
Balances at January 1, 2013	256,394	$2,564	$(41,940)	$173,843	$869,450	$16,608	$1,020,525
Net income	—	—	—	—	23,102	4,665	27,767
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	1,748	—	—	—	1,748
Interest rate swap contract amortization of expense into net income, net	—	—	11,231	—	—	—	11,231
Exercises of stock options and related tax matters	1,363	14	—	13,181	—	—	13,195
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	1,327	13	—	(8,040)	—	—	(8,027)
Stock-based compensation expense	—	—	—	6,989	—	—	6,989
Distributions to noncontrolling shareholders	—	—	—	—	—	(13,987)	(13,987)

Balances at March 31, 2013	259,084	$2,591	$(28,961)	$185,973	$892,552	$7,286	$1,059,441

	Health Management Associates, Inc.
			Accumulated
			Other	Additional			Total
	Common Stock		Comprehensive	Paid-in	Retained	Noncontrolling	Stockholders’
	Shares	Par Value	Income (Loss), Net	Capital	Earnings	Interests	Equity
Balances at January 1, 2012	254,156	$2,542	$(95,440)	$156,859	$705,180	$15,975	$785,116
Net income	—	—	—	—	37,690	6,906	44,596
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	3,499	—	—	—	3,499
Interest rate swap contract amortization of expense into net income, net	—	—	12,513	—	—	—	12,513
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	2,177	21	—	(7,329)	—	—	(7,308)
Stock-based compensation expense	—	—	—	6,887	—	—	6,887
Distributions to noncontrolling shareholders	—	—	—	—	—	(13,529)	(13,529)
Purchases of subsidiary shares from noncontrolling shareholders	—	—	—	(25)	—	(76)	(101)
Noncontrolling shareholder interests in an acquired business	—	—	—	—	—	1,917	1,917

Balances at March 31, 2012	256,333	$2,563	$(79,428)	$156,392	$742,870	$11,193	$833,590

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Consolidated net income	$27,767	$44,596
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	97,172	81,156
Amortization related to interest rate swap contract	18,356	20,453
Fair value adjustments related to interest rate swap contract	(700)	16,268
Provision for doubtful accounts	240,879	201,261
Stock-based compensation expense	6,989	6,887
(Gains) losses on sales of assets, net	(90)	2,337
Gains on sales of available-for-sale securities, net	(2,145)	(317)
Write-off of deferred debt issuance costs	584	—
Deferred income tax expense (benefit)	12,148	(9,451)
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(278,438)	(297,782)
Supplies, prepaid expenses and other current assets	(621)	(5,516)
Prepaid and recoverable income taxes	(3,102)	31,380
Deferred charges and other long-term assets	(5,248)	(6,425)
Accounts payable	(39,673)	(13,293)
Accrued expenses and other liabilities	(50,147)	(9,462)
Equity compensation excess income tax benefits	(4,388)	(1,400)
Loss from discontinued operations, net	—	1,395

Net cash provided by continuing operating activities	19,343	62,087

Cash flows from investing activities:
Additions to property, plant and equipment	(61,142)	(80,817)
Acquisitions of hospitals and other ancillary health care businesses	(1,525)	(81,617)
Proceeds from sales of assets and insurance recoveries	572	808
Purchases of available-for-sale securities	(416,776)	(439,701)
Proceeds from sales of available-for-sale securities	487,627	521,186
Decrease in restricted funds, net	3,253	782

Net cash provided by (used in) continuing investing activities	12,009	(79,359)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	71,400	—
Principal payments on debt and capital lease obligations	(126,328)	(20,799)
Payments of debt issuance costs	(1,588)	—
Proceeds from exercises of stock options	13,197	—
Cash received from noncontrolling shareholders	—	1,786
Cash payments to noncontrolling shareholders	(14,236)	(17,886)
Equity compensation excess income tax benefits	4,388	1,400

Net cash used in continuing financing activities	(53,167)	(35,499)

Net decrease in cash and cash equivalents before discontinued operations	(21,815)	(52,771)
Net decreases in cash and cash equivalents from discontinued operations:
Operating activities	—	(2,960)
Investing activities	—	(16)

Net decrease in cash and cash equivalents	(21,815)	(55,747)
Cash and cash equivalents at the beginning of the period	59,173	64,143

Cash and cash equivalents at the end of the period	$37,358	$8,396

See accompanying notes

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

1.	Business and Basis of Presentation

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) provides health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of March 31, 2013, we operated 70 hospitals in fifteen states with a total of 10,585 licensed beds, including twenty-two hospitals located in Florida, ten hospitals in Mississippi and nine hospitals in Tennessee. See Note 11 for information about an acquisition that we completed subsequent to March 31, 2013.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 7.

The condensed consolidated balance sheet as of December 31, 2012 is unaudited; however, it was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (referred to as our “2012 Form 10-K”). The interim condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. Our results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and changes in the economy and the health care regulatory environment.

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Based on the SEC’s guidance, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2012 Form 10-K.

Our preparation of interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in those financial statements and the accompanying notes. Actual results could differ from those estimates.

2.	Net Revenue, Provision for Doubtful Accounts, Cost of Revenue and Other

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Net Revenue, Provision for Doubtful Accounts, Cost of Revenue and Other (continued)

Net revenue before the provision for doubtful accounts, by major payor source, is summarized in the table below (dollars in thousands).

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
Medicare	$512,345	29.7%	$504,267	29.9%
Medicaid	177,430	10.3	180,422	10.7
Commercial insurance	820,205	47.6	817,757	48.5
Self-pay	171,528	10.0	163,556	9.7
Other	42,333	2.4	20,516	1.2

	$1,723,841	100.0%	$1,686,518	100.0%

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

Collection of accounts receivable from third party payors and patients is our primary source of cash and is therefore critical to our successful operating performance. Accordingly, we regularly monitor our cash collection trends and the aging of our accounts receivable by major payor source. Our collection risks principally relate to uninsured self-pay patient accounts and patient accounts for which the primary insurance payor has paid but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. Provisions for doubtful accounts are primarily estimated based on cash collection analyses by major payor classification and accounts receivable aging reports. For accounts receivable associated with services provided to patients who have governmental and/or commercial insurance coverage, we analyze contractually due amounts and record an allowance for doubtful accounts as necessary. For accounts receivable associated with self-pay patients, which includes both patients without insurance and patients with deductible and co-payment balances due for which third party coverage exists for part of the bill, we record a significant provision for doubtful accounts in the period of service because many patients will not pay the portion of their bill for which they are financially responsible. We monitor the aging of accounts receivable from self-pay patients and record supplemental provisions for doubtful accounts when our likelihood of collection deteriorates.

At March 31, 2013 and December 31, 2012, our allowance for doubtful accounts for self-pay uninsured patient accounts was approximately 74.4% and 73.9%, respectively, of our total self-pay uninsured patient accounts receivable balance. The corresponding percentages for our allowance for doubtful accounts pertaining to accounts receivable from government payors, managed care health plans and other commercial payors were 6.5% and 6.3% at March 31, 2013 and December 31, 2012, respectively. Our write-offs of patient accounts receivable (most of which related to uninsured self-pay patients) were approximately $233.7 million and $183.9 million during the three months ended March 31, 2013 and 2012, respectively. The year-over-year increase in patient accounts receivable write-offs was primarily due to increases in net revenue before the provision for doubtful accounts from uninsured self-pay patients and patient responsibility amounts.

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

Cost of Revenue. The presentation of costs and expenses in our consolidated statements of income does not differentiate between costs of revenue and other costs because substantially all such costs and expenses relate to providing health care services. Furthermore, we believe that the natural classification of expenses is the most meaningful presentation of our operations. Amounts that could be classified as general and administrative expenses, which include the costs of our home office as well as our regional service centers, were approximately $82.5 million and $62.9 million during the three months ended March 31, 2013 and 2012, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Net Revenue, Provision for Doubtful Accounts, Cost of Revenue and Other (continued)

Electronic Health Record Incentive Programs. Using a gain contingency model, we recognize benefits under the various Medicare and Medicaid Healthcare Information Technology programs (collectively, the “HCIT Programs”) in our consolidated statements of income when the eligible hospitals and physician practices have demonstrated meaningful use of certified electronic health record technology during the period and, if applicable, the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available. During the three months ended March 31, 2013 and 2012, we recognized benefits in our consolidated statements of income of approximately $3.8 million and $4.6 million, respectively, related to the HCIT Programs. Included in our condensed consolidated balance sheets at March 31, 2013 and December 31, 2012 were receivables under the HCIT Programs of $9.8 million and $13.9 million, respectively. The corresponding deferred incentive payment liabilities were $20.9 million and $23.9 million at March 31, 2013 and December 31, 2012, respectively.

3.	Long-Term Debt and Capital Lease Obligations

The following discussion of our long-term debt and capital lease obligations should be read in conjunction with Notes 2 and 3 to the audited consolidated financial statements included in our 2012 Form 10-K. The table below summarizes our long-term debt and capital lease obligations by major component (in thousands).

	March 31, 2013	December 31, 2012
Bank borrowings:
Revolving credit facilities	$—	$—
Term Loan A (as defined below)	646,750	670,625
Term Loan B (as defined below), net of discounts	1,350,252	1,374,318
7.375% Senior Notes due 2020	875,000	875,000
6.125% Senior Notes due 2016, net of discounts	398,877	398,785
3.75% Convertible Senior Subordinated Notes due 2028, net of discounts	86,545	85,522
Installment notes and other long-term debt	13,482	13,988
Capital lease obligations	138,989	141,086

Long-term debt and capital lease obligations	3,509,895	3,559,324
Less current maturities	(98,891)	(126,064)

Long-term debt and capital lease obligations, less current maturities	$3,411,004	$3,433,260

Bank Borrowings. Our bank borrowings include variable rate senior secured credit facilities with a syndicate of banks (collectively, the “Credit Facilities”) that we entered into on November 18, 2011. At that date, the Credit Facilities consisted of: (i) a $500.0 million five-year revolving credit facility (the “Revolving Credit Agreement”); (ii) a $725.0 million five-year term loan (the “Term Loan A”); and (iii) a $1.4 billion seven-year term loan (the “Term Loan B”). On March 20, 2013, we amended the loan agreement underlying the Credit Facilities (the “Amendment”) in order to, among other things, provide for the refinancing of the then outstanding balance under the Term Loan B. The principal payments were unchanged, however, the Term Loan B is now subject to a prepayment premium equal to 1.0% of the principal amount that is repriced or prepaid on or before September 20, 2013.

We can elect whether interest on borrowings under the Credit Facilities is determined using LIBOR or the Base Rate (as defined in the loan agreement). The effective interest rates on such borrowings, which fluctuate with market changes, include a spread above the base rate that we select. Through March 20, 2013, the effective interest rate for the Term Loan B was subject to a floor of 1.0% and 2.0% (before consideration of the interest rate spread) when using LIBOR and the Base Rate, respectively. The Amendment reduced both such interest rate floors under the Term Loan B by 0.25%. The amount of the interest rate spread is predicated on, among other things, our Consolidated Leverage Ratio (as defined in the loan agreement). The Amendment reduced the interest rate spread on the Term Loan B by 0.75%. We can elect differing interest rates for each of the debt instruments under the Credit Facilities. As of March 31, 2013, the effective interest rates on the Term Loan A and the Term Loan B were 2.8% and 3.5%, respectively. Those rates remained unchanged as of May 1, 2013.

The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the three months ended March 31, 2013, there were borrowings of $71.4 million under the Revolving Credit Agreement, all of which were repaid prior to March 31, 2013. There were no such borrowings for the three months ended March 31, 2012. On April 1, 2013, we borrowed $210.0 million under the Revolving Credit Agreement to fund the entire purchase price of an acquisition that we completed on that date (see Note 11 for information about such acquisition). As of May 1, 2013, the amount available for borrowing under the Revolving Credit Agreement was approximately $268.6 million, which reflected the then outstanding balance of $178.5 million thereunder and $52.9 million of standby letters of credit in favor of third parties. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.8% and 3.0% on March 31, 2013 and May 1, 2013, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Long-Term Debt and Capital Lease Obligations (continued)

The Credit Facilities are subject to mandatory prepayment in amounts equal to 50% of our Excess Cash Flow (as defined in the amended loan agreement) with step-downs of such percentage based on our Consolidated Leverage Ratio. Based on our Excess Cash Flow for the year ended December 31, 2012, we repaid approximately $31.5 million of additional principal under the Credit Facilities during the three months ended March 31, 2013. As a result of such principal repayment, we wrote off $0.4 million of deferred debt issuance costs.

Other. Cash paid for interest on our long-term debt and capital lease obligations during the three months ended March 31, 2013 and 2012, including amounts that have been capitalized, was approximately $76.3 million and $50.0 million, respectively. We entered into capital leases and other similar arrangements for real property and equipment aggregating $3.3 million and $6.2 million during the three months ended March 31, 2013 and 2012, respectively.

See Note 5 for information regarding the estimated fair values of our long-term debt instruments. Additionally, see Note 12 for summarized financial information in respect of our subsidiaries that provide joint and severable guarantees of payment for certain of our long-term debt obligations.

At March 31, 2013, we were in compliance with all of the covenants contained in our debt agreements.

4.	Earnings Per Share and Related Other

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

	Three Months Ended March 31,
	2013	2012
Numerators:
Income from continuing operations	$27,767	$45,991
Income attributable to noncontrolling interests	(4,665)	(6,906)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	23,102	39,085

Loss from discontinued operations attributable to Health Management Associates, Inc. common stockholders	—	(1,395)

Net income attributable to Health Management Associates, Inc. common stockholders	$23,102	$37,690

Denominators:
Denominator for basic earnings per share-weighted average number of outstanding common shares	256,152	253,316
Dilutive securities: stock-based compensation arrangements	4,398	2,383

Denominator for diluted earnings per share	260,550	255,699

Earnings per share:
Basic
Continuing operations	$0.09	$0.15
Discontinued operations	—	—

Net income	$0.09	$0.15

Diluted
Continuing operations	$0.09	$0.15
Discontinued operations	—	—

Net income	$0.09	$0.15

Securities excluded from diluted earnings per share because they were antidilutive or performance conditions were not met:
Stock options	2,225	4,586

Deferred stock and restricted stock	525	967

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Earnings Per Share and Related Other (continued)

During the three months ended March 31, 2013, we granted new deferred stock awards to senior executive officers, key managers and independent directors. Underlying those awards were 3.0 million shares of our common stock that will vest 25% per annum if the individual remains an independent director or employee of ours, subject to, in some circumstances, the satisfactory achievement of certain predetermined performance criteria.

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

We recognize transfers between levels within the fair value hierarchy on the date of the change in circumstances that requires such transfer. We began classifying all of our fixed income available-for-sale securities as Level 2 in the first quarter of 2013 and have recast $175.4 million of those securities at December 31, 2102. The table below summarizes the estimated fair values of certain of our financial assets (liabilities) (in thousands).

	Level 1	Level 2	Level 3	Totals
As of March 31, 2013:
Available-for-sale securities, including those in restricted funds	$52,090	$151,807	$—	$203,897

Interest rate swap contract	$—	$(71,785)	$—	$(71,785)

As of December 31, 2012:
Available-for-sale securities, including those in restricted funds	$51,156	$222,007	$—	$273,163

Interest rate swap contract	$—	$(93,045)	$—	$(93,045)

The estimated fair values of our Level 1 available-for-sale securities were primarily determined by reference to quoted market prices. Our Level 2 available-for-sale securities primarily consisted of: (i) bonds and notes issued by the United States government and its agencies, domestic and foreign corporations and foreign governments; and (ii) preferred securities issued by domestic and foreign corporations. The estimated fair values of these securities are determined using various valuation techniques, including a multi-dimensional relational model that incorporates standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

The estimated fair value of our interest rate swap contract, which is discussed at Note 2(a) to the audited consolidated financial statements included in our 2012 Form 10-K, was determined using a model that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, forward yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The model also incorporates valuation adjustments for credit risk. The table below summarizes our balance sheet classification of the estimated fair values of our interest rate swap contract liabilities (in thousands).

	March 31, 2013	December 31, 2012
Accrued expenses and other liabilities	$71,785	$84,277
Other long-term liabilities	—	8,768

Totals	$71,785	$93,045

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

The estimated fair values of our long-term debt instruments, which are discussed at Note 3, are determined by reference to quoted market prices and/or bid and ask prices in the relevant market. The following table summarizes the estimated fair values of our debt securities (in thousands) and indicates their corresponding level within the fair value hierarchy.

	March 31, 2013	December 31, 2012
Level 1:
6.125% Senior Notes due 2016	$441,000	$434,000
7.375% Senior Notes due 2020	962,500	945,000
3.75% Convertible Senior Subordinated Notes due 2028	120,299	100,948
Level 2:
Term Loan A	649,143	672,704
New Term Loan B/Term Loan B	1,375,681	1,397,227

The estimated fair values of our other long-term debt instruments reasonably approximate their carrying amounts in the condensed consolidated balance sheets.

Available-For-Sale Securities (including those in restricted funds). Supplemental information regarding our available-for-sale securities (all of which had no withdrawal restrictions) is set forth in the table below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Values
As of March 31, 2013:
Debt securities and debt-based mutual funds
Government	$49,053	$520	$(307)	$49,266
Corporate	88,939	3,501	(47)	92,393
Equity securities and equity-based mutual funds
Domestic	35,379	6,598	(137)	41,840
International	17,122	2,168	(296)	18,994
Commodity-based mutual fund	1,458	—	(54)	1,404

Totals	$191,951	$12,787	$(841)	$203,897

As of December 31, 2012:
Debt securities and debt-based mutual funds
Government	$120,415	$692	$(321)	$120,786
Corporate	85,843	3,271	(10)	89,104
Equity securities and equity-based mutual funds
Domestic	37,825	4,307	(234)	41,898
International	18,005	1,766	(219)	19,552
Commodity-based mutual fund	1,823	—	—	1,823

Totals	$263,911	$10,036	$(784)	$273,163

As of March 31, 2013 and December 31, 2012, investments with aggregate estimated fair values of approximately $55.1 million (146 investments) and $123.8 million (195 investments), respectively, generated the gross unrealized losses disclosed in the above table. We concluded that other-than-temporary impairment charges were not necessary for such gross unrealized losses at either of the balance sheet dates because of, among other things, recent declines in the value of the affected securities and/or our brief holding period (i.e., most of such securities have been held for less than one year), as well as our ability to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value. We will continue to monitor and evaluate the recoverability of our available-for-sale securities.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds (continued)

The contractual maturities of debt-based securities held by us as of March 31, 2013, excluding mutual fund holdings, are set forth in the table below. Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	Amortized	Estimated
	Cost	Fair Values
	(in thousands)
Within 1 year	$306	$323
After 1 year and through year 5	9,761	10,110
After 5 years and through year 10	9,804	10,386
After 10 years	13,952	14,252

The weighted average cost method is used to calculate the historical cost basis of securities that are sold. Gross realized gains and losses on sales of available-for-sale securities and other investment income, which includes interest and dividends, are summarized in the table below (in thousands).

	Three Months Ended March 31,
	2013	2012
Realized gains	$2,342	$875
Realized losses	(338)	(558)
Investment income	1,565	1,422

Restricted Funds. Our restricted funds, which consisted solely of available-for-sale securities at both March 31, 2013 and December 31, 2012, are held by a wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands. The assets of such subsidiary are effectively limited to use in its proprietary operations. Supplemental information regarding the available-for-sale securities that are included in restricted funds is set forth in the table below (in thousands).

	Three Months Ended March 31,
	2013	2012
Proceeds from sales	$15,502	$10,001
Purchases	11,363	9,241

6.	Acquisitions, Joint Ventures and Other Activity

Acquisition Activity. The acquisitions described below were in furtherance of the part of our business strategy that calls for the acquisition of hospitals and other ancillary health care businesses in non-urban communities. Additionally, see Note 11 for discussion of an acquisition that we completed subsequent to March 31, 2013. Our acquisitions are typically financed using a combination of available cash balances, proceeds from sales of available-for-sale securities, borrowings under revolving credit agreements and other long-term financing arrangements. The operating results of entities that are acquired by our subsidiaries are included in our consolidated financial statements from the date of acquisition.

During the three months ended March 31, 2013 and 2012, certain of our subsidiaries acquired ancillary health care businesses for aggregate cash consideration of approximately $1.5 million and $4.5 million, respectively.

Effective April 1, 2012, one of our subsidiaries acquired from a subsidiary of INTEGRIS Health, Inc. (“Integris”) an 80% interest in five Oklahoma-based general acute care hospitals with a total of 218 beds and certain related health care operations. A subsidiary of Integris retained a 20% interest in each of these entities. The net purchase price for our 80% interest was approximately $61.9 million in cash. However, the gross purchase price (representing ownership of 100% of the affected entities) and certain other amounts that pertained to this acquisition, all of which aggregated $77.1 million, were deposited by us into an escrow account during March 2012.

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

March 31, 2013 and 2012 because the final negotiated purchase price in certain of our completed acquisitions exceeded the fair value of the net tangible and intangible assets acquired. Most of the goodwill that was added during those periods is expected to be tax deductible.

Acquisition-related costs have been included in other operating expenses in the consolidated statements of income; however, such costs for each of the three months ended March 31, 2013 and 2012 were not material.

Joint Ventures and Redeemable Equity Securities. As of March 31, 2013, we had established joint ventures to own/lease and operate 28 of our hospitals. Local physicians and/or other health care entities own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage the related hospital’s day-to-day operations.

When completing a joint venture transaction, our subsidiary that is a party to the joint venture customarily issues equity securities that provide the noncontrolling shareholders with certain rights to require our subsidiary to redeem such securities. Redeemable equity securities with redemption features that are not solely within our control are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. If it is unlikely that a redeemable equity security will ever require redemption then subsequent adjustments to the initially recorded amount will only be recognized in the period that a redemption becomes probable.

As recorded in the condensed consolidated balance sheets, redeemable equity securities represent the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings or the initial unadjusted estimated fair values of contingent rights held by certain noncontrolling shareholders. Through May 1, 2013, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of our redeemable equity securities is summarized in the table below (in thousands).

	Three Months Ended March 31,
	2013	2012
Balances at the beginning of the period	$212,458	$200,643
Investments by noncontrolling shareholders	—	1,786
Purchases of subsidiary shares from and distributions to noncontrolling shareholders	(250)	(4,256)

Balances at the end of the period	$212,208	$198,173

Upon the occurrence of certain events that are defined in the underlying operating agreements, some noncontrolling shareholders may require our affected subsidiary to purchase their minority equity holdings. We believe that it is not probable that the contingent rights of such noncontrolling shareholders will vest because there are no circumstances known to us that would trigger such equity repurchase obligations of our subsidiaries. Accordingly, insofar as the contingent rights are concerned, the carrying values of the related redeemable equity securities have not been adjusted since being initially recorded.

7.	Discontinued Operations and Assets Held for Sale

Our discontinued operations during the periods presented herein included: (i) the 172-bed Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas, which was closed in 2008 and the related real property of which was sold on May 21, 2012; (ii) 25-bed St. Mary’s Medical Center of Scott County in Oneida, Tennessee, which was returned to the lessor on May 24, 2012; and (iii) the 293-bed idle Riverside hospital campus (“Riverside”) in Knoxville, Tennessee. The operating results and cash flows of discontinued operations are included in our consolidated financial statements up to the date of disposition. Additionally, as required by GAAP, the operating results and cash flows of the abovmentioned entities have been separately presented as discontinued operations in the interim condensed consolidated financial statements. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value, less costs to sell. The estimates of fair value are based on recent sales of similar assets, market analyses, pending disposition transactions and market responses based on discussions with, and offers received from, potential buyers (i.e., Level 2 inputs under the GAAP fair value hierarchy described at Note 5).

One of our subsidiaries acquired Riverside on September 30, 2011. The hospital at the Riverside location was closed prior to our acquisition. Although we are currently evaluating various disposal alternatives, the timing of a divestiture of Riverside has not yet been determined. At both March 31, 2013 and December 31, 2012, the assets held for sale in our condensed consolidated balance sheets were comprised of the remaining property, plant and equipment at the location.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Discontinued Operations and Assets Held for Sale (continued)

The table below sets forth the underlying details of our discontinued operations (in thousands) during the three months ended March 31, 2012 (there was no such activity during the three months ended March 31, 2013).

Net revenue before the provision for doubtful accounts	$4,334
Provision for doubtful accounts	(549)

Net revenue	3,785

Salaries and benefits	2,174
Depreciation and amortization	1,373
Other operating expenses	2,516

6,063

Loss before income taxes	(2,278)
Income tax benefit	883

Loss from discontinued operations	$(1,395)

8.	Income Taxes

Our effective income tax rates were approximately 25.9% and 35.0% during the three months ended March 31, 2013 and 2012, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 370 basis points and 380 basis points during the three months ended March 31, 2013 and 2012, respectively.

Our provision for income taxes during the three months ended March 31, 2013 was favorably impacted by the satisfactory conclusion of certain state tax audits and examinations.

Our net federal and state income tax payments during the three months ended March 31, 2013 and 2012 approximated $3.4 million and $2.8 million, respectively.

9.	Accumulated Other Comprehensive Income (Loss)

GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. Rollforwards of our accumulated other comprehensive income (loss) are presented in the table below (in thousands).

	Unrealized Gains
	(Losses) on
	Available-for-Sale	Interest Rate
	Securities	Swap Contract	Totals
Balances at January 1, 2013, net of income taxes of $27,192	$6,017	$(47,957)	$(41,940)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $1,444	2,676	—	2,676
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $(499)	(928)	—	(928)
Reclassification adjustments for amortization of expense into net income, net of income taxes of $7,125	—	11,231	11,231

Balances at March 31, 2013, net of income taxes of $19,122	$7,765	$(36,726)	$(28,961)

Balances at January 1, 2012, net of income taxes of $60,635	$831	$(96,271)	$(95,440)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $1,792	3,327	—	3,327
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $92	172	—	172
Reclassification adjustments for amortization of expense into net income, net of income taxes of $7,940	—	12,513	12,513

Balances at March 31, 2012, net of income taxes of $50,811	$4,330	$(83,758)	$(79,428)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Accumulated Other Comprehensive Income (Loss) (continued)

Supplemental information about our accumulated other comprehensive income (loss) reclassification adjustments is summarized in the table below (in thousands).

	Three Months Ended March 31,		Affected Line Item in the
	2013	2012	Consolidated Statements of Income
Available-for-sale securities	$(1,427)	$264	Other
Income tax expense	499	(92)	Provision for income taxes

Available-for-sale securities, net reclassification	$(928)	$172	Consolidated net income

Interest rate swap contract	$18,356	$20,453	Interest expense
Income tax expense	(7,125)	(7,940)	Provision for income taxes

Interest rate swap contract, net reclassification	$11,231	$12,513	Consolidated net income

Prior to a debt restructuring that we completed on November 18, 2011, which is discussed at Note 3 herein and at Note 2 to the audited consolidated financial statements included in our 2012 Form 10-K, our interest rate swap contract had been a perfectly effective cash flow hedge instrument that was used to manage the risk of variable interest rate fluctuation on certain long-term debt. Changes in the estimated fair value of our interest rate swap contract were previously recognized as a component of other comprehensive income (loss). Because of our debt restructuring, the interest rate swap contract is no longer an effective cash flow hedge instrument. Therefore, changes in its estimated fair value subsequent to our debt restructuring are no longer included in other comprehensive income (loss) but are recognized in our consolidated statements of income as a component of interest expense. Future amortization of the accumulated other comprehensive loss attributable to our interest rate swap contract is expected to approximate $60.0 million during the period from April 1, 2013 to the expiration of the interest rate swap contract in February 2014.

10.	Commitments and Contingencies

Physician and Physician Group Guarantees. We are committed to providing financial assistance to physicians and physician groups practicing in the communities that our hospitals serve through certain recruiting arrangements and professional services agreements. At March 31, 2013, we were committed to guarantees of approximately $198.9 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the related contractual measurement period, which generally approximates one to two years. We believe that the recorded liabilities for physician and physician group guarantees of $72.9 million and $89.7 million at March 31, 2013 and December 31, 2012, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

Ascension Health Lawsuit. On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Note 10) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U.S. District Court for the Southern District of Georgia, Augusta Division (Case No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied. On June 15, 2011, the case was stayed pending resolution of the appellate process. On July 8, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit (Case No. 11-13069). Oral argument was held on May 22, 2012. On January 24, 2013, the U.S. Court of Appeals for the Eleventh Circuit upheld the granting of Health Management’s motion for summary judgment by the U.S. District Court for the Southern District of Georgia, Augusta Division. On February 14, 2013, the plaintiffs filed a petition for a rehearing of their appeal. On March 11, 2013, the U.S. Court of Appeals for the Eleventh Circuit denied plaintiff’s Petition for Rehearing, and the case was remanded back to the U.S. District Court. On April 15, 2013, per the parties’ consent motion, the U.S. District Court issued an order dismissing the remaining claims in the case with prejudice as to plaintiff and entered final judgment.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Commitments and Contingencies (continued)

Medicare/Medicaid Billing Lawsuit. On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which is similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the U.S. District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiffs’s motion for relief from judgment and for leave to amend the complaint for the fourth time. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

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

On April 25, 2013, Health Management received a subpoena from the SEC, issued pursuant to an investigation, requesting documents related to accounts receivable, billing write-downs, contractual adjustments, reserves for doubtful accounts, and accounts receivable aging and revenue from Medicare, Medicaid and from privately insured or uninsured patients. We are cooperating with the SEC’s investigation. We are unable to determine the potential impact, if any, of this investigation.

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

Class Action Lawsuits. On April 30, 2012, two class action lawsuits that were brought against Health Management and certain of its executive officers, one of whom is a director, were consolidated in the U.S. District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc. et al. (Case No. 2:12-cv-00046-JES-DNF) and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased our common stock during the period from July 27, 2009 through January 9, 2012. The amended consolidated complaint (i) alleges that Health Management made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the plaintiffs claim that Health Management inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 11, 2013, the defendants were served with the second amended consolidated complaint, which asserts the same claims as the amended consolidated complaint. On May 3, 2013, the defendants moved to dismiss the second amended complaint for failure to state a claim and plead facts required by the Private Securities Litigation Reform Act. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Commitments and Contingencies (continued)

Derivative Action. On January 22, 2013, a putative shareholder derivative action entitled The City of Haverhill Retirement System v. Dauten et al. (Case No. 8:13-cv-00213) was filed in the U.S. District Court for the Middle District of Florida, Tampa Division, purportedly on behalf of Health Management against its directors. Health Management was also named as a nominal defendant. The complaint alleges that, among other things, the defendants breached their fiduciary duties to Health Management and its stockholders by supposedly causing Health Management to undertake a scheme to defraud Medicare by improperly admitting certain emergency room patients as “inpatients” in violation of the False Claims Act and then issuing false and misleading public statements about Health Management’s financial outlook and compliance with laws and regulations. The complaint also alleges that the defendants breached their fiduciary duties by exposing Health Management to potentially significant civil and criminal penalties as a result of the aforementioned investigations by HHS-OIG and the DOJ as well as the stockholder class action and other ongoing litigation. The complaint seeks monetary damages from the defendants, other than Health Management. On February 8, 2013, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:13-cv-00092). On April 10, 2013 the plaintiffs filed an amended compliant which asserts the same claims as its prior complaint. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

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

On April 1, 2013, one of our subsidiaries acquired an 80% interest in Bayfront Health System, which includes Bayfront Medical Center, a tertiary and teaching hospital in St. Petersburg, Florida that is licensed to operate 480 beds, and certain related health care operations. A not-for-profit organization affiliated with Bayfront Health System, Bayfront Health, Education and Research Organization, retained a 20% interest in such entities. The total purchase price for our 80% interest was approximately $162.0 million in cash, plus a working capital adjustment. The acquired assets and assumed liabilities included, among other things, supply inventories, property, plant and equipment and certain long-term lease obligations. We funded the entire purchase price of this acquisition with borrowings under the Revolving Credit Agreement, which is discussed at Note 3.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc. (referred to as the “Parent Issuer” for the remainder of this Note 12) is the primary obligor under the Credit Facilities, as well as our 6.125% Senior Notes due 2016 and our 7.375% Senior Notes due 2020. Certain of the Parent Issuer’s material domestic subsidiaries that are 100% owned (the “Guarantor Subsidiaries”) provide joint and several unconditional guarantees as to payment for borrowings under such long-term debt arrangements; however, other Parent Issuer subsidiaries (the “Non-Guarantor Subsidiaries”) have not been required to provide any such guarantees. See Note 3 herein and Note 2 to the audited consolidated financial statements included in our 2012 Form 10-K for further information regarding our long-term debt arrangements. Below and on the pages that follow are schedules presenting condensed consolidating financial statements as of March 31, 2013 and December 31, 2012, as well as the three months ended March 31, 2013 and 2012. However, this financial information may not necessarily be indicative of the results of operations, cash flows or financial position of the Parent Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries if they had operated as independent entities.

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue before the provision for doubtful accounts	$—	$1,059,479	$664,362	$—	$1,723,841
Provision for doubtful accounts	—	(145,915)	(94,964)	—	(240,879)

Net revenue	—	913,564	569,398	—	1,482,962

Salaries and benefits	—	337,499	346,692	—	684,191
Supplies	—	162,788	72,980	—	235,768
Rent expense	—	21,267	20,889	—	42,156
Other operating expenses	—	182,697	143,078	—	325,775
Medicare and Medicaid HCIT incentive payments	—	(2,740)	(1,086)	—	(3,826)
Equity in the earnings of consolidated subsidiaries	(74,240)	—	—	74,240	—
Depreciation and amortization	6,611	55,043	32,221	—	93,875
Interest expense	65,355	2,623	1,451	—	69,429
Other	683	(101)	(2,473)	—	(1,891)

	(1,591)	759,076	613,752	74,240	1,445,477

Income from continuing operations before income taxes	1,591	154,488	(44,354)	(74,240)	37,485
Income tax (expense) benefit	21,511	(45,744)	14,515	—	(9,718)

Income from continuing operations	23,102	108,744	(29,839)	(74,240)	27,767
Loss from discontinued operations, net of income taxes	—	—	—	—	—

Consolidated net income	23,102	108,744	(29,839)	(74,240)	27,767
Net income attributable to noncontrolling interests	—	—	(4,665)	—	(4,665)

Net income (loss) attributable to Health Management Associates, Inc.	$23,102	$108,744	$(34,504)	$(74,240)	$23,102

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Consolidated net income	$23,102	$108,744	$(29,839)	$(74,240)	$27,767
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	—	—	4,120	—	4,120
Adjustments for net (gains) losses reclassified into net income	—	—	(1,427)	—	(1,427)
Interest rate swap contract:
Reclassification adjustments for amortization into net income	18,356	—	—	—	18,356

Other comprehensive income before income taxes	18,356	—	2,693	—	21,049
Income tax expense related to items of other comprehensive income	(7,125)	—	(945)	—	(8,070)

Other comprehensive income, net	11,231	—	1,748	—	12,979

Total consolidated comprehensive income	34,333	108,744	(28,091)	(74,240)	40,746
Total comprehensive income attributable to noncontrolling interests	—	—	(4,665)	—	(4,665)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$34,333	$108,744	$(32,756)	$(74,240)	$36,081

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue before the provision for doubtful accounts	$—	$1,038,456	$648,062	$—	$1,686,518
Provision for doubtful accounts	—	(124,545)	(76,716)	—	(201,261)

Net revenue	—	913,911	571,346	—	1,485,257

Salaries and benefits	—	344,399	314,685	—	659,084
Supplies	—	161,453	72,990	—	234,443
Rent expense	—	23,855	21,170	—	45,025
Other operating expenses	—	183,206	128,574	—	311,780
Medicare and Medicaid HCIT incentive payments	—	(2,430)	(2,160)	—	(4,590)
Equity in the earnings of consolidated subsidiaries	(91,452)	—	—	91,452	—
Depreciation and amortization	2,695	47,144	28,555	—	78,394
Interest expense	85,281	2,076	1,406	—	88,763
Other	(202)	(38)	1,880	—	1,640

	(3,678)	759,665	567,100	91,452	1,414,539

Income from continuing operations before income taxes	3,678	154,246	4,246	(91,452)	70,718
Income tax (expense) benefit	34,012	(59,733)	994	—	(24,727)

Income from continuing operations	37,690	94,513	5,240	(91,452)	45,991
Loss from discontinued operations, net of income taxes	—	—	(1,395)	—	(1,395)

Consolidated net income	37,690	94,513	3,845	(91,452)	44,596
Net income attributable to noncontrolling interests	—	(95)	(6,811)	—	(6,906)

Net income (loss) attributable to Health Management Associates, Inc.	$37,690	$94,418	$(2,966)	$(91,452)	$37,690

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Consolidated net income	$37,690	$94,513	$3,845	$(91,452)	$44,596
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	—	—	5,119	—	5,119
Adjustments for net (gains) losses reclassified into net income	—	—	264	—	264
Interest rate swap contract:
Reclassification adjustments for amortization into net income	20,453	—	—	—	20,453

Other comprehensive income before income taxes	20,453	—	5,383	—	25,836
Income tax expense related to items of other comprehensive income	(7,940)	—	(1,884)	—	(9,824)

Other comprehensive income, net	12,513	—	3,499	—	16,012

Total consolidated comprehensive income	50,203	94,513	7,344	(91,452)	60,608
Total comprehensive income attributable to noncontrolling interests	—	(95)	(6,811)	—	(6,906)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$50,203	$94,418	$533	$(91,452)	$53,702

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

March 31, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$19,932	$9,275	$8,151	$—	$37,358
Available-for-sale securities	—	—	52,207	—	52,207
Accounts receivable, net	—	625,245	377,883	—	1,003,128
Supplies, prepaid expenses and other assets	5,311	136,294	79,900	—	221,505
Prepaid and recoverable income taxes	64,749	—	—	—	64,749
Restricted funds	—	—	25,109	—	25,109
Assets held for sale	—	—	6,250	—	6,250

Total current assets	89,992	770,814	549,500	—	1,410,306

Property, plant and equipment, net	120,506	2,303,955	1,029,671	—	3,454,132
Investments in consolidated subsidiaries	3,814,768	—	—	(3,814,768)	—
Restricted funds	—	—	126,581	—	126,581
Intercompany receivables	849,271	111,075	—	(960,346)	—
Goodwill	—	652,819	371,323	—	1,024,142
Deferred charges and other assets	80,788	111,499	109,936	—	302,223

Total assets	$4,955,325	$3,950,162	$2,187,011	$(4,775,114)	$6,317,384

Current liabilities:
Accounts payable	$16,639	$101,627	$51,447	$—	$169,713
Accrued expenses and other current liabilities	101,266	216,264	214,113	—	531,643
Deferred income taxes	42,611	—	—	—	42,611
Current maturities of long-term debt and capital lease obligations	72,907	20,700	5,284	—	98,891

Total current liabilities	233,423	338,591	270,844	—	842,858

Deferred income taxes	324,015	—	—	—	324,015
Long-term debt and capital lease obligations, less current maturities	3,284,518	77,280	49,206	—	3,411,004
Intercompany payables	—	—	960,346	(960,346)	—
Other long-term liabilities	61,214	95,823	310,821	—	467,858

Total liabilities	3,903,170	511,694	1,591,217	(960,346)	5,045,735

Redeemable equity securities	—	—	212,208	—	212,208

Stockholders’ equity:
Total Health Management Associates, Inc. stockholders’ equity	1,052,155	3,438,468	376,300	(3,814,768)	1,052,155
Noncontrolling interests	—	—	7,286	—	7,286

Total stockholders’ equity	1,052,155	3,438,468	383,586	(3,814,768)	1,059,441

Total liabilities and stockholders’ equity	$4,955,325	$3,950,162	$2,187,011	$(4,775,114)	$6,317,384

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

December 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$23,214	$24,823	$11,136	$—	$59,173
Available-for-sale securities	65,376	—	55,730	—	121,106
Accounts receivable, net	—	599,738	377,134	—	976,872
Supplies, prepaid expenses and other assets	4,459	136,078	80,347	—	220,884
Prepaid and recoverable income taxes	60,438	—	—	—	60,438
Restricted funds	—	—	26,525	—	26,525
Assets held for sale	—	—	6,250	—	6,250

Total current assets	153,487	760,639	557,122	—	1,471,248

Property, plant and equipment, net	118,699	2,318,497	1,025,856	—	3,463,052
Investments in consolidated subsidiaries	3,794,801	—	—	(3,794,801)	—
Restricted funds	—	—	125,532	—	125,532
Intercompany receivables	844,758	14,005	—	(858,763)	—
Goodwill	—	652,819	370,637	—	1,023,456
Deferred charges and other assets	80,118	125,144	112,239	—	317,501

Total assets	$4,991,863	$3,871,104	$2,191,386	$(4,653,564)	$6,400,789

Current liabilities:
Accounts payable	$42,093	$112,643	$56,651	$—	$211,387
Accrued expenses and other current liabilities	122,482	226,359	240,961	—	589,802
Deferred income taxes	45,170	—	—	—	45,170
Current maturities of long-term debt and capital lease obligations	100,542	19,893	5,629	—	126,064

Total current liabilities	310,287	358,895	303,241	—	972,423

Deferred income taxes	301,237	—	—	—	301,237
Long-term debt and capital lease obligations, less current maturities	3,304,667	76,767	51,826	—	3,433,260
Intercompany payables	—	—	858,763	(858,763)	—
Other long-term liabilities	71,755	96,250	292,881	—	460,886

Total liabilities	3,987,946	531,912	1,506,711	(858,763)	5,167,806

Redeemable equity securities	—	—	212,458	—	212,458

Stockholders’ equity:
Total Health Management Associates, Inc. stockholders’ equity	1,003,917	3,339,192	455,609	(3,794,801)	1,003,917
Noncontrolling interests	—	—	16,608	—	16,608

Total stockholders’ equity	1,003,917	3,339,192	472,217	(3,794,801)	1,020,525

Total liabilities and stockholders’ equity	$4,991,863	$3,871,104	$2,191,386	$(4,653,564)	$6,400,789

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) continuing operating activities	$(80,053)	$116,215	$(16,819)	$19,343

Cash flows from investing activities:
Additions to property, plant and equipment	(9,360)	(32,910)	(18,872)	(61,142)
Acquisitions of hospitals and other ancillary health care businesses	—	—	(1,525)	(1,525)
Proceeds from sales of assets and insurance recoveries	—	321	251	572
Purchases of available-for-sale securities	(405,916)	—	(10,860)	(416,776)
Proceeds from sales of available-for-sale securities	472,063	—	15,564	487,627
Decrease in restricted funds, net	—	—	3,253	3,253

Net cash provided by (used in) continuing investing activities	56,787	(32,589)	(12,189)	12,009

Cash flows from financing activities:
Proceeds from long-term debt borrowings	71,400	—	—	71,400
Principal payments on debt and capital lease obligations	(120,182)	(4,971)	(1,175)	(126,328)
Payments of debt issuance costs	(1,588)	—	—	(1,588)
Proceeds from exercises of stock options	13,197	—	—	13,197
Cash payments to noncontrolling shareholders	—	—	(14,236)	(14,236)
Changes in intercompany balances, net	52,769	(94,203)	41,434	—
Equity compensation excess income tax benefits	4,388	—	—	4,388

Net cash provided by (used in) continuing financing activities	19,984	(99,174)	26,023	(53,167)

Net increase (decrease) in cash and cash equivalents	(3,282)	(15,548)	(2,985)	(21,815)
Cash and cash equivalents at the beginning of the period	23,214	24,823	11,136	59,173

Cash and cash equivalents at the end of the period	$19,932	$9,275	$8,151	$37,358

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) continuing operating activities	$(7,671)	$84,984	$(15,226)	$62,087

Cash flows from investing activities:
Additions to property, plant and equipment	(13,169)	(52,593)	(15,055)	(80,817)
Acquisitions of hospitals and other ancillary health care businesses	—	(800)	(80,817)	(81,617)
Proceeds from sales of assets and insurance recoveries	—	—	808	808
Purchases of available-for-sale securities	(431,273)	—	(8,428)	(439,701)
Proceeds from sales of available-for-sale securities	512,969	—	8,217	521,186
Decrease in restricted funds, net	—	—	782	782

Net cash provided by (used in) continuing investing activities	68,527	(53,393)	(94,493)	(79,359)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(17,236)	(2,498)	(1,065)	(20,799)
Cash received from noncontrolling shareholders	—	—	1,786	1,786
Cash payments to noncontrolling shareholders	—	(1,127)	(16,759)	(17,886)
Changes in intercompany balances, net	(88,708)	(42,853)	131,561	—
Equity compensation excess income tax benefits	1,400	—	—	1,400

Net cash provided by (used in) continuing financing activities	(104,544)	(46,478)	115,523	(35,499)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(43,688)	(14,887)	5,804	(52,771)
Net cash used in discontinued operations	—	—	(2,976)	(2,976)

Net increase (decrease) in cash and cash equivalents	(43,688)	(14,887)	2,828	(55,747)
Cash and cash equivalents at the beginning of the period	28,611	44,541	(9,009)	64,143

Cash and cash equivalents at the end of the period	$(15,077)	$29,654	$(6,181)	$8,396

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

As of March 31, 2013, Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operated 70 hospitals with a total of 10,585 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Note 11 to the Interim Condensed Consolidated Financial Statements in Item 1 for information about an acquisition that we completed subsequent to March 31, 2013. The operating results of hospitals and other ancillary health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1. Discontinued operations were not material to our consolidated results of operations during the periods presented herein.

During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Act”) were signed into law by President Obama. The primary goals of the Health Care Reform Act are to: (i) provide coverage by January 1, 2014 to an estimated 32 to 34 million Americans who currently do not have health insurance; (ii) reform the health care delivery system to improve quality; and (iii) lower the overall costs of providing health care. To accomplish the goal of expanding coverage, such legislation mandates that all Americans maintain a minimum level of health care coverage. To that end, the Health Care Reform Act expands Medicaid coverage, provides federal subsidies to assist low-income individuals when they obtain health insurance and establishes insurance exchanges through which individuals and small employers can purchase health insurance. Health care cost savings under the Health Care Reform Act are expected to come from: (i) reductions in Medicare and Medicaid reimbursement payments to health care providers, including hospital operators; (ii) initiatives to reduce fraud, waste and abuse in government reimbursement programs; and (iii) other reforms to federal and state reimbursement systems. Although certain aspects of the Health Care Reform Act have already become effective, it will be several years before most of the far-reaching and innovative provisions of the legislation are fully implemented. While we continue to evaluate the provisions of the Health Care Reform Act, its overall effect on our business cannot be determined at the present time because, among other things, the legislation is very broad in scope and uncertainties exist regarding the interpretation and future implementation of many of the regulations mandated under the Health Care Reform Act. Additionally, the Health Care Reform Act remains subject to significant legislative debate, including the possible amendment and/or defunding of some of its provisions. For further discussion of the Health Care Reform Act and its possible impact on our business and results of operations, see “Business – Sources of Revenue” in Item 1 of Part I and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

Income from continuing operations before income taxes was $37.5 million during the quarter ended March 31, 2013, a decrease of 47% from $70.7 million for the same period in the prior year’s first quarter. A decrease in same three month hospital inpatient admissions of 8.8% substantially impacted our income from continuing operations before income taxes. We believe that a significant portion of the inpatient admission decrease in the first quarter was attributable to a decrease in uninsured inpatient volumes and a substantial increase in observation stays, in each case compared to the prior year’s first quarter. Observation stays for the quarter ended March 31, 2013, which are reimbursed at significantly lower amounts than inpatient admissions, increased approximately 14.1%, and observation stays greater than 48 hours increased by more than 50.0%, in each case compared to the prior year’s first quarter. The primary contributor to the increase in observation stays was an increase in Medicare/Medicaid advantage business as compared to traditional Medicare business during the quarter ended March 31, 2013.

During the three months ended March 31, 2013 we experienced growth in our net revenue before the provision for doubtful accounts over the three months ended March 31, 2012 of approximately 2.2%. Such growth principally resulted from our acquisition of an 80% interest in each of five Oklahoma-based general acute care hospitals with a total of 218 licensed beds and certain related health care operations (collectively, the “Integris Hospitals”) in April 2012 and improvements in reimbursement rates that resulted primarily from renegotiated agreements with certain commercial health insurance providers. Items that adversely affected our operations and profitability during the first quarter of 2013 included (i) declines in admissions, as discussed above, adjusted admissions and surgery volume resulting primarily from increased efforts by managed care/commercial payors to reduce inpatient utilization, as well as the ongoing impact of recovery audit contractor (“RAC”) audits and governmental investigations impacting physician practice patterns; (ii) increases in the provision for doubtful accounts; and (iii) certain increased operating costs associated with seasonal contracts and regionalization efforts.

In light of the Health Care Reform Act, we have designed our strategic operational objectives to, among other things, increase patient volume and achieve greater operational efficiencies. Our specific plans focus on center-led capabilities and include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor and vendor contracts, developing action plans responsive to feedback from patient, physician and employee satisfaction surveys and maintaining cost effective home office and regional service center operations. Based on the needs of the communities that we serve, we also seek opportunities for market service development, including, among other things, establishing ambulatory surgical centers, urgent care centers, cardiac cath labs, angiography suites and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we are investing significant resources in physician recruitment and retention, emergency room operations, advanced robotic surgical systems, replacement hospital construction and other capital projects. For example, we have deployed new MAKOplasty® and da Vinci® robotic surgical systems at many of our hospitals and, in January 2013, we opened a newly constructed general acute care hospital in Poplar Bluff, Missouri to replace our north campus facility in that marketplace. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and yield increased surgical volume, emergency room visits and admissions. Additionally, as we consider potential acquisitions, joint ventures and partnerships in 2013 and beyond, we believe that continually improving our existing operations provides us with a fundamentally sound infrastructure upon which we can add hospitals and other ancillary health care businesses.

We have also taken steps that we believe are necessary to achieve industry leadership in patient safety and quality. Our goal is to be one of the highest rated health care providers of any hospital system in the country, as measured by Medicare. We measure key performance objectives, maintain accountability for achieving those objectives and recognize the leaders whose quality indicators and clinical outcomes demonstrate improvement. As most recently reported by the Centers for Medicare and Medicaid Services, all four of our core measure care areas (i.e., myocardial infarction, congestive heart failure, pneumonia and surgical care improvement project) have dramatically improved since the commencement of our clinical quality initiatives and we are now one of the top ranked systems in core measures amongst large for-profit hospital companies. Additionally, The Joint Commission, a leading independent not-for-profit organization that accredits and certifies health care organizations in the United States, recently named 64% of our hospitals as Top Performers on Key Quality Measures, which compared to a nationwide achievement rate of approximately 18%. Moreover, 77% of our hospitals that were top performers during 2010 were once again recognized by The Joint Commission during 2012 based on 2011 quality performance statistics. To determine top performers, The Joint Commission aggregates certain evidence-based accountability data, including core measurement performance data.

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

During the past several years, various economic and other factors have resulted in a large number of uninsured and underinsured patients seeking health care in the United States. Self-pay admissions as a percent of total admissions at our hospitals were approximately 5.9% and 6.6% during the three months ended March 31, 2013 and 2012, respectively. We continue to take various measures to address the impact of uninsured and underinsured patients on our business. Additionally, one of the primary goals of the Health Care Reform Act is to provide health insurance coverage to more Americans. Nevertheless, there can be no assurances that our self-pay admissions will not grow in future periods, especially in light of the prolonged downturn in the economy and correspondingly higher levels of unemployment in many of the markets served by our hospitals. Therefore, we regularly evaluate our self-pay patient policies and programs and consider changes or modifications as circumstances warrant.

Critical Accounting Policies and Estimates Update

General. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider a critical accounting policy to be one that requires us to make significant judgments and estimates when we prepare our consolidated financial statements. Such critical accounting policies and estimates, which are more fully described in Note 2 to the Interim Condensed Consolidated Financial Stetments included in Item 1 of this report and in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, include (i) revenue; (ii) the provision for doubtful accounts; (iii) impairments of long-lived assets and goodwill; (iv) income taxes; (v) professional liability risks and other self-insured programs; and (vi) loss contingencies. There were no material changes to our critical accounting policies and estimates in 2013.

Goodwill. We test our goodwill for impairment on an annual basis on October 1 and whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on many qualitative and quantitative factors, including market conditions and operational performance. When performing the goodwill impairment test, among other things, we compare the estimated fair values of the net assets of our reporting units to the corresponding carrying amounts on our consolidated balance sheet. If the estimated fair value of one of our reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of the reporting unit’s goodwill, compare such fair value to the corresponding carrying amount and, if necessary, record a goodwill impairment charge. We do not believe that any of our reporting units are currently at risk of requiring a goodwill impairment charge.

Three Months ended March 31, 2013 Compared to the Three Months ended March 31, 2012

The tables below summarize our operating results for the applicable periods. Hospitals that were owned/leased and operated by us for one year or more as of March 31, 2013 are referred to as our same three month hospitals. For all year-over-year comparative discussions herein, the operating results of our same three month hospitals are only considered to the extent that there was a similar period of operation in both years.

	Three Months Ended March 31,
	2013		2012
		Percent		Percent
		of Net		of Net
	Amount	Revenue	Amount	Revenue
	(in thousands)		(in thousands)
Net revenue before the provision for doubtful accounts	$1,723,841		$1,686,518
Provision for doubtful accounts	(240,879)		(201,261)

Net revenue	1,482,962	100.0%	1,485,257	100.0%

Salaries and benefits	684,191	46.1	659,084	44.4
Supplies	235,768	15.9	234,443	15.7
Rent expense	42,156	2.9	45,025	3.0
Other operating expenses	325,775	22.0	311,780	21.0
Medicare and Medicaid HCIT incentive payments	(3,826)	(0.3)	(4,590)	(0.3)
Depreciation and amortization	93,875	6.3	78,394	5.3
Interest expense	69,429	4.7	88,763	6.0
Other	(1,891)	(0.1)	1,640	0.1

	1,445,477	97.5	1,414,539	95.2

Income from continuing operations before income taxes	37,485	2.5	70,718	4.8
Provision for income taxes	(9,718)	(0.6)	(24,727)	(1.7)

Income from continuing operations	$27,767	1.9%	$45,991	3.1%

	Three Months Ended March 31,				Percent
	2013	2012	Change		Change
Same Three Month Hospitals*
Occupancy	42.1%	44.7%	(260	)bps**	n/a
Patient days	375,917	401,105	(25,188)		(6.3)%
Admissions	85,182	93,378	(8,196)		(8.8)%
Adjusted admissions †	167,575	177,815	(10,240)		(5.8)%
Emergency room visits	432,264	428,184	4,080		1.0%
Surgeries	94,571	100,206	(5,635)		(5.6)%
Outpatient revenue percent t	55.6%	53.1%	250	bps	n/a
Inpatient revenue percent t	44.4%	46.9%	(250	)bps	n/a

Total Hospitals
Occupancy	41.5%	44.7%	(320	)bps	n/a
Patient days	379,366	401,105	(21,739)		(5.4)%
Admissions	86,279	93,378	(7,099)		(7.6)%
Adjusted admissions †	170,209	177,815	(7,606)		(4.3)%
Emergency room visits	444,873	428,184	16,689		3.9%
Surgeries	95,596	100,206	(4,610)		(4.6)%
Outpatient revenue percent t	55.7%	53.1%	260	bps	n/a
Inpatient revenue percent t	44.3%	46.9%	(260	)bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume
t	Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the quarter ended March 31, 2013 was approximately $1,723.8 million as compared to $1,686.5 million during the quarter ended March 31, 2012. This change represented an increase of $37.3 million, or 2.2%. Our same three month hospitals contributed $19.0 million, or 50.9%, of the increase in net revenue before the provision for doubtful accounts and such increase was primarily the result of improvements in reimbursement rates. This increase was partially offset by declines in hospital admissions and adjusted admissions. The remaining 2013 increase in our net revenue before the provision for doubtful accounts was due to our acquisition of the Integris Hospitals, which we completed in April 2012.

Our provision for doubtful accounts during the first quarter increased 210 basis points to 14.0% of net revenue before the provision for doubtful accounts as compared to 11.9% of net revenue before the provision for doubtful accounts during the prior year. This change was primarily due to an increase in revenue from uninsured self-pay patients and amounts considered to be patient responsibility including deductibles, co-payments and other amounts not covered by insurance.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue before the provision for doubtful accounts and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and divide the resulting total by the sum of our (a) net revenue before the provision for doubtful accounts, (b) uninsured self-pay patient discounts and (c) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the three months ended March 31, 2013 and 2012, our Uncompensated Patient Care Percentage was 28.6% and 26.1%, respectively. This 250 basis point increase during the current period primarily reflects increased outpatient self-pay volume, particularly in our emergency rooms, and greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) increased from 44.4% during 2012 to 46.1% during 2013. This increase was primarily due to increased physician employment and investments in personnel as a part of centralization efforts at regional service centers in early 2013. Such costs were partially offset by adjustments in staffing corresponding to changes in inpatient and outpatient volume, as well as the outsourcing of certain hospital support services.

Other operating expenses as a percent of net revenue increased from 21.0% during the first quarter of 2012 to 22.0% during the same period in 2013. This increase was primarily due to disproportionately higher costs at our recent acquisitions and certain support services at our hospitals that have been outsourced and/or contracted to third parties.

Depreciation and amortization increased approximately $15.5 million during comparable periods. This increase resulted from: (i) our recent acquisitions; (ii) depreciation associated with hospitals that were replaced in early 2013 and 2012; and (iii) an increase in capitalized equipment.

Interest expense decreased from approximately $88.8 million during the quarter ended March 31, 2012 to $69.4 million during the 2013 quarter. Such decrease was primarily due to non-cash interest expense of $17.7 million in the 2013 quarter attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that we recognized in our consolidated statement of income, as compared to $36.7 million of corresponding non-cash interest expense during the 2012 quarter. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our long-term debt arrangements and capital lease obligations.

Our effective income tax rates were approximately 25.9% and 35.0% during the three months ended March 31, 2013 and 2012, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 370 basis points and 380 basis points during 2013 and 2012, respectively. In addition, our 2013 provision for income taxes was favorably impacted by the satisfactory conclusion of certain state tax audits and examinations.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Additionally, at March 31, 2013 we had approximately $447.1 million of borrowing capacity under our $500.0 million long-term revolving credit facility available for general business purposes, including acquisitions. As discussed at Note 11 to the Interim Condensed Consolidated Financial Statements in Item 1, subsequent to March 31, 2013, we funded the entire purchase price of our acquisition of an 80% interest in a 480-bed Florida-based hospital and certain related health care operations (collectively, “Bayfront Health System”) with a net borrowing of approximately $162.0 million under our long-term revolving credit facility. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs.

The table below summarizes our recent cash flow activity (in thousands).

	Three Months Ended March 31,
	2013	2012
Sources (uses) of cash and cash equivalents:
Operating activities	$19,343	$62,087
Investing activities	12,009	(79,359)
Financing activities	(53,167)	(35,499)
Discontinued operations	—	(2,976)

Net decreases in cash and cash equivalents	$(21,815)	$(55,747)

Operating Activities

Our cash flows from continuing operating activities decreased approximately $42.7 million, or 68.8%, during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012. The decrease primarily related to (i) an overall decline in net income during 2013 as compared to 2012; (ii) higher collections of acquisition related receivables during the three months ended March 31, 2012 due to the receipt of tie-in notices in the period; (iii) an increase in our interest payments during 2013 when compared to 2012; and (iv) a net increase in our liabilities during 2012 as compared to 2013.

We believe that our cash flows from continuing operating activities may be adversely impacted through 2013 by delayed cash collections on accounts receivable at Bayfront Health System. However, our $500.0 million long-term revolving credit facility, which is described under “Capital Resources” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1, is available to provide post-acquisition working capital, if necessary, while we await the necessary approvals for our Medicare and Medicaid provider numbers for Bayfront Health System and the ultimate collection of the related accounts receivable. We also believe that the professional and other costs of our ongoing government investigations, while difficult to predict, will continue and will vary throughout the duration of such investigations. We expect that those costs will be paid with our cash flows from continuing operating activities. See Note 10 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding such government investigations. Although subject to change due to a variety of factors beyond our control, we project that (i) during the twelve months ending March 31, 2014 we will pay approximately $71.8 million to the counterparties of our interest rate swap contract, which is discussed at Note 2(a) to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and (ii) we will receive additional reimbursement under the meaningful use measurement standard of the HCIT Programs ranging from $70 million to $80 million during the year ending December 31, 2013.

Investing Activities

Cash used in investing activities during 2013 included approximately $61.1 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a 250-bed hospital that opened on January 26, 2013 to replace the north campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri). Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $70.9 million from buying and selling such securities during 2013.

Cash used in investing activities during 2012 included: (i) approximately $80.8 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a replacement hospital in Monroe, Georgia that opened on April 22, 2012 and the abovementioned 250-bed hospital in Poplar Bluff, Missouri); and (ii) $77.1 million to fund the gross purchase price and certain related items pertaining to our April 1, 2012 acquisition of an 80% interest in each of five Oklahoma-based general acute care hospitals (the Integris Hospitals). Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $81.5 million from buying and selling such securities during 2012.

Financing Activities

During the first quarter of 2013, we borrowed $71.4 million under our $500.0 million long-term revolving credit facility, which we used for working capital. Additionally, we made principal payments on our other long-term debt and capital lease obligations of approximately $126.3 million during such period, including a $31.5 million excess cash flow payment as required under our Credit Facilities described below, as well as repayments of amounts borrowed thereunder. We also paid $14.2 million to noncontrolling shareholders for recurring distributions and purchases of their shares in certain of our subsidiaries. Partially offsetting these cash outlays were: (i) $13.2 million of cash proceeds from exercises of stock options and (ii) $4.4 million of excess income tax benefits from our stock-based compensation arrangements. See Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our long-term debt arrangements and capital lease obligations.

During the the first quarter of 2012, we made principal payments on long-term debt and capital lease obligations of approximately $20.8 million. We also paid $17.9 million to noncontrolling shareholders for recurring distributions and purchases of their shares in certain of our subsidiaries. Partially offsetting these cash outlays were: (i) $1.4 million of excess income tax benefits from our stock-based compensation arrangements and (ii) $1.8 million that we received from noncontrolling shareholders to acquire minority equity interests in one of our existing joint ventures.

Discontinued Operations

Cash used by our discontinued operations during 2012 was approximately $3.0 million. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our discontinued operations.

Days Sales Outstanding

To calculate days sales outstanding, or DSO, we initially divide quarterly net revenue before the provision for doubtful accounts by the number of days in the quarter. The result is divided into the net patient accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 50 days at March 31, 2013, which compares to 50 days at December 31, 2012 and 52 days at March 31, 2012.

Income Taxes

Other than certain state net operating loss carryforwards, we believe that it is more likely than not that reversals of existing taxable temporary differences, future taxable income and carrybacks will allow us to realize the deferred tax assets that are recognized in our condensed consolidated balance sheets.

Capital Resources

Senior Secured Credit Facilities. Our long-term debt includes, among other things, variable rate senior secured credit facilities with a syndicate of banks (collectively, the “Credit Facilities”) that we entered into on November 18, 2011. At that date, the Credit Facilities consisted of: (i) a $500.0 million five-year revolving credit facility (the “Revolving Credit Agreement”); (ii) a $725.0 million five-year term loan (the “Term Loan A”); and (iii) a $1.4 billion seven-year term loan (the “Term Loan B”). On March 20, 2013, we amended the loan agreement underlying the Credit Facilities (the “Amendment”) in order to, among other things, provide for the refinancing of the then outstanding balance under the Term Loan B. The principal payments on the Term Loan B are unchanged, however, that it is subject to a prepayment premium equal to 1.0% of the principal amount of the Term Loan B that is repriced or prepaid on or before September 20, 2013.

We can elect whether interest on borrowings under the Credit Facilities is determined using LIBOR or the Base Rate (as defined in the amended loan agreement). The effective interest rates on such borrowings, which fluctuate with market changes, include a spread above the base rate that we select. Through March 20, 2013, the effective interest rate for the Term Loan B was subject to a floor of 1.0% and 2.0% (before consideration of the interest rate spread) when using LIBOR and the Base Rate, respectively. The Amendment reduced both such interest rate floors under the Term Loan B by 0.25%. The amount of the interest rate spread is predicated on, among other things, our Consolidated Leverage Ratio (as defined in the amended loan agreement). The Amendment reduced the interest rate spread on the Term Loan B by 0.75%. We can elect differing interest rates for each of the debt instruments under the Credit Facilities. Interest is payable in arrears at the end of a calendar quarter or on the date that the selected interest duration period ends.

Our mandatory principal payments under the Credit Facilities for the twelve months ending March 31, 2014 are approximately $72.9 million. Except as described above in respect of the Term Loan B, we have the right to prepay amounts outstanding under the Credit Facilities at any time without penalty. As of March 31, 2013, the effective interest rates on the Term Loan A and the Term Loan B were 2.8% and 3.5%, respectively. Those rates remained unchanged as of May 1, 2013.

Throughout the Revolving Credit Agreement’s five-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the 2013 quarter, there were borrowings of $71.4 million thereunder. On April 1, 2013, we borrowed $210.0 million under the Revolving Credit Agreement to fund the acquisition of Bayfront Health System, which we completed on that date (see Note 11 to the Interim Condensed Consolidated Financial Statements in Item 1 for information about such acquisition). As of May 1, 2013, the amount available for borrowing under the Revolving Credit Agreement was approximately $268.6 million, which reflected the then outstanding balance of $178.5 million thereunder and $52.9 million of standby letters of credit in favor of third parties. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 3.0% on May 1, 2013.

The Credit Facilities are generally subject to mandatory prepayment in amounts equal to: (i) 100% of the net cash proceeds received from certain asset sales, including insurance recoveries and condemnation events, subject to reinvestment provisions and the ratable offer requirements of other pari passu secured debt; (ii) 100% of the net cash proceeds from our issuance of certain new debt; and (iii) 50% of our Excess Cash Flow (as defined in the loan agreement) with step-downs of such percentage based on our Consolidated Leverage Ratio. Based on our Excess Cash Flow for the year ended December 31, 2012, we repaid approximately $31.5 million of additional principal under the Credit Facilities during the three months ended March 31, 2013.

We intend to fund the required principal and interest payments under the Credit Facilities with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Demand Promissory Note. We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest under the demand promissory note will be immediately due and payable upon the bank’s written demand. We did not borrow under this credit facility during the three months ended March 31, 2013. The demand promissory note’s effective interest rate on May 1, 2013 was approximately 2.3%; however, there were no amounts outstanding thereunder on such date.

Debt Covenants

The Credit Facilities and the indentures governing our 3.75% Convertible Senior Subordinated Notes due 2028, 7.375% Senior Notes due 2020 and 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At March 31, 2013, we were in compliance with all of the covenants contained in those debt agreements. Although there can be no assurances, we believe that we will continue to be in compliance with all of our debt covenants. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could, among other things, subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

Dividends

The Credit Facilities and the indentures for certain of our other debt agreements restrict our ability to pay cash dividends.

Standby Letters of Credit

As of May 1, 2013, we maintained approximately $52.9 million of standby letters of credit in favor of third parties with various expiration dates through May 17, 2014. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Interest Rate Swap Contract

As required by a former credit facility, we entered into a seven-year receive variable/pay fixed interest rate swap contract during February 2007. As part of a restructuring of our long-term debt on November 18, 2011, our former credit facility was terminated but the interest rate swap contract was not. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for us to pay interest on the contract’s notional amount, which was originally expected to reasonably approximate the declining principal balance of a term loan under the former credit facility. Interest payable to the counterparties is determined by reference to, among other things, LIBOR rates. As of March 31, 2013, the notional amount of the interest rate swap contract was approximately $1,780.0 million. The estimated fair value of our liability for the interest rate swap contract on such date was $71.8 million and we project that such amount will be payable to the counterparties during the twelve months ending March 31, 2014. However, our aggregate payments through the contract’s expiration in February 2014 are subject to change based on, among other things, future LIBOR rates. See Note 5 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding the estimated fair value of our interest rate swap contract.

Net interest payable or receivable is settled between us and the counterparties at the end of each calendar quarter. We intend to fund any net interest payable to the counterparties with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that our capital expenditures for property, plant and equipment will range from 4.5% to 5.5% of our net revenue after the provision for doubtful accounts for the year ending December 31, 2013. As of March 31, 2013, we had undertaken several hospital renovation and expansion projects and various information technology hardware and software upgrades. We do not believe that any of our construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

Part of our strategic business plan calls for us to acquire hospitals and other ancillary health care businesses in non-urban communities that are aligned with our business model, available at a reasonable price and otherwise meet our strict acquisition criteria. We typically fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. Specifically, subsequent to March 31, 2013, we funded the entire purchase price of our acquisition of an 80% interest in a 480-bed Florida-based hospital and certain related health care operations with borrowings under the Revolving Credit Agreement. This acquisition is discussed at Note 11 to the Interim Condensed Consolidated Financial Statements in Item 1.

Divestiture of Idle Property

We intend to sell the former Riverside hospital campus that we acquired as part of a 2011 acquisition transaction. However, the timing of such divestiture has not yet been determined. We intend to use the proceeds therefrom for general business purposes. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information about this idle facility.

Contractual Obligations and Off-Balance Sheet Arrangements

During 2013, there were no material changes to the contractual obligation and off-balance sheet information presented in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. However, see Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for a discussion of certain modifications to the Credit Facilities during 2013 that affect the determination of the variable interest rates thereunder.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “could,” “plan,” “pending,” “designed,” “continue,” “should,” “project,” “estimate” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, debt structure, principal payments on debt, capital structure, the amount and timing of funds under the meaningful use measurement standard of various Healthcare Information Technology incentive programs, other financial items and operating statistics, statements regarding our plans and objectives for future operations, the impact of changes in observation stays, our ability to achieve operational efficiencies, factors we believe may have an impact on our deductibles and copays, acquisitions, acquisition financing, divestitures, joint ventures, market service development and other transactions, statements of future economic performance, statements regarding our legal proceedings and other loss contingencies (including, but not limited to, the timing and estimated costs of such matters), statements regarding market risk exposures, statements regarding our ability to achieve cost efficiencies and/or reductions, statements regarding the effects and/or interpretations of recently enacted or future health care laws and regulations, statements regarding the potential impact of healthcare exchanges, statements of the beliefs or assumptions underlying or relating to any of the foregoing statements, and statements that are other than statements of historical fact.

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by our forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012. Furthermore, we operate in a continually changing business and regulatory environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or results of operations or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2013, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. However, see Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for a discussion of certain modifications to the Credit Facilities during the three months ended March 31, 2013 that affect the determination of the variable interest rates thereunder.

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

Ascension Health Lawsuit. On February 14, 2006, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Item 1) announced the termination of non-binding negotiations with Ascension Health (“Ascension”) and the withdrawal of a non-binding offer to acquire Ascension’s St. Joseph Hospital, a general acute care hospital in Augusta, Georgia. On June 8, 2007, certain Ascension subsidiaries filed a lawsuit against Health Management, entitled St. Joseph Hospital, Augusta, Georgia, Inc. et al. v. Health Management Associates, Inc., in Georgia Superior/State Court of Richmond County claiming that Health Management (i) breached an agreement to purchase St. Joseph Hospital and (ii) violated a confidentiality agreement. The plaintiffs claim at least $40 million in damages. Health Management removed the case to the U.S. District Court for the Southern District of Georgia, Augusta Division (Case No. 1:07-CV-00104). On July 13, 2010, the plaintiffs filed a motion for partial summary judgment and Health Management filed a motion for summary judgment. On March 30, 2011, Health Management’s motion for summary judgment was granted as to all of plaintiffs’ claims, except for the breach of confidentiality claim, and plaintiffs’ motion for partial summary judgment was denied. On June 15, 2011, the case was stayed pending resolution of the appellate process. On July 8, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit (Case No. 11-13069). Oral argument was held on May 22, 2012. On January 24, 2013, the U.S. Court of Appeals for the Eleventh Circuit upheld the granting of Health Management’s motion for summary judgment by the U.S. District Court for the Southern District of Georgia, Augusta Division. On February 14, 2013, the plaintiffs filed a petition for a rehearing of their appeal. On March 11, 2013, the U.S. Court of Appeals for the Eleventh Circuit denied plaintiff’s Petition for Rehearing, and the case was remanded back to the U.S. District Court. On April 15, 2013, per the parties’ consent motion, the U.S. District Court issued an order dismissing the remaining claims in the case with prejudice as to plaintiff and entered final judgment.

Medicare/Medicaid Billing Lawsuits. On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which is similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the U.S. District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

On March 14, 2012, the U.S. District Court for the Southern District of Florida ordered the unsealing and amendment of a qui tam lawsuit filed on February 8, 2010, captioned United States of America ex rel. Bruce L. Boros, M.D. and Joseph E. O’Lear, M.D. v. Health Management Associates, Inc. and Key West HMA, LLC (Case No. 2010:10-cv-10013-KMM). Also on March 14, 2012, the court unsealed the United States’ notice of its intention not to intervene with respect to the remaining claims at that time. On or about March 27, 2012, the plaintiffs filed a second amended complaint. In the second amended complaint, the plaintiffs allege that the defendants performed unnecessary and improper cardiac catheterization procedures at our Lower Keys Medical Center in Key West, Florida and presented false or fraudulent claims for reimbursement to Medicare and other health care programs funded by the federal government for such allegedly unnecessary and improper procedures. The plaintiffs seek recovery under the False Claims Act in the amount of triple the amount of the actual damages that the United States has allegedly sustained as a result of the defendants’ actions, plus civil penalties of not less than $5,000 and not more than $11,000 for each violation, and other relief. On August 14, 2012, the plaintiffs filed a third amended complaint, which is similar to the second amended complaint. On August 31, 2012, the defendants moved to dismiss the third amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On October 24, 2012, the defendants’ motion to dismiss was granted. On December 28, 2012, the court allowed the plaintiffs to file a fourth amended complaint, which was similar to the third amended complaint. On January 18, 2013, the defendants moved to dismiss the fourth amended complaint on the same bases set forth in their previous motion to dismiss. On March 1, 2013, the U.S. District Court granted the defendants’ motion to dismiss the fourth amended complaint with prejudice. On March 29, 2013, the U.S. District Court, in response to a motion filed by the United States of America, entered an order clarifying that its March 1, 2013 order granting defendants’ motion to dismiss was without prejudice to the United States of America. On April 2, 2013, the defendants filed a motion to vacate the court’s March 29, 2013 order. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

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

On April 25, 2013, Health Management received a subpoena from the Securities and Exchange Commission (the “SEC”), issued pursuant to an investigation, requesting documents related to accounts receivable, billing write-downs, contractual adjustments, reserves for doubtful accounts, and accounts receivable aging, and revenue from Medicare, Medicaid and from privately insured or uninsured patients. We are cooperating with the SEC’s investigation. We are unable to determine the potential impact, if any, of this investigation.

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

Class Action Lawsuits. On April 30, 2012, two class action lawsuits that were brought against Health Management and certain of its executive officers, one of whom is a director, were consolidated in the U.S. District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc. et al. (Case No. 2:12-cv-00046-JES-DNF) and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased our common stock during the period from July 27, 2009 through January 9, 2012. The amended consolidated complaint (i) alleges that Health Management made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the plaintiffs claim that Health Management inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 11, 2013, the defendants were served with the second amended consolidated complaint, which asserts the same claims as the amended consolidated complaint. On May 3, 2013, the defendants moved to dismiss the second amended complaint for failure to state a claim and plead facts required by the Private Securities Litigation Reform Act. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

Derivative Action. On January 22, 2013, a putative shareholder derivative action entitled The City of Haverhill Retirement System v. Dauten et al. (Case No. 8:13-cv-00213) was filed in the U.S. District Court for the Middle District of Florida, Tampa Division, purportedly on behalf of Health Management against its directors. Health Management was also named as a nominal defendant. The complaint alleges that, among other things, the defendants breached their fiduciary duties to Health Management and its stockholders by supposedly causing Health Management to undertake a scheme to defraud Medicare by improperly admitting certain emergency room patients as “inpatients” in violation of the False Claims Act and then issuing false and misleading public statements about Health Management’s financial outlook and compliance with laws and regulations. The complaint also alleges that the defendants breached their fiduciary duties by exposing Health Management to potentially significant civil and criminal penalties as a result of the aforementioned investigations by HHS-OIG and the DOJ as well as the stockholder class action and other ongoing litigation. The complaint seeks monetary damages from the defendants, other than Health Management. On February 8, 2013, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:13-cv-00092). On April 10, 2013 the

plaintiffs filed an amended compliant which asserts the same claims as its prior complaint. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for our stock-based compensation awards that vested during the three months ended March 31, 2013.

	Total Number of	Average Price
Month Ended	Shares Purchased	Per Share
January 31, 2013	4,166	$9.32
February 28, 2013	3,264	10.76
March 31, 2013	1,031,459	10.90

Total	1,038,889

Item 6. Exhibits.

See Index to Exhibits on page 43 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: May 3, 2013	By:	/s/ Gary S. Bryant
Gary S. Bryant
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

*10.1	Certain executive officer compensation information, including stock-based compensation under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 19, 2013, is incorporated herein by reference.

*10.2	Form of Deferred Stock Award and Cash Performance Award Notice for the year ending December 31, 2013 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan (section 14(a) therein is not applicable for attorneys).

*10.3	Deferred Stock Award granted to Steven E. Clifton under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan.

*10.4	Offer of Employment letter to Steven Clifton, the Company’s Senior Vice President and General Counsel, dated as of July 17, 2012.

10.5	First Amendment to Credit Agreement, dated as of March 20, 2013, among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender, Letter of Credit Issuer and a Lender, and the other parties thereto, previously filed on the Company’s Current Report on Form 8-K dated March 20, 2013, is incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement