Form 10-Q
period 2013-06-30
HEALTH MANAGEMENT ASSOCIATES, INC
filed 2013-08-09
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of July 26, 2013, there were 260,214,669 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue before the provision for doubtful accounts	$1,705,267	$1,686,541	$3,429,108	$3,373,059
Provision for doubtful accounts	(240,926)	(214,563)	(481,805)	(415,824)

Net revenue	1,464,341	1,471,978	2,947,303	2,957,235

Salaries and benefits	681,138	645,933	1,365,329	1,305,017
Supplies	232,744	226,154	468,512	460,597
Rent expense	43,207	43,839	85,363	88,864
Other operating expenses	349,238	325,635	675,013	637,415
Medicare and Medicaid HCIT incentive payments	(23,228)	(2,871)	(27,054)	(7,461)
Depreciation and amortization	96,464	85,712	190,339	164,106
Interest expense	69,934	75,166	139,363	163,929
Other	(1,841)	(1,022)	(3,732)	618

	1,447,656	1,398,546	2,893,133	2,813,085

Income from continuing operations before income taxes	16,685	73,432	54,170	144,150
Provision for income taxes	(4,662)	(25,291)	(14,380)	(50,018)

Income from continuing operations	12,023	48,141	39,790	94,132
Loss from discontinued operations, net of income taxes	—	(3,021)	—	(4,416)

Consolidated net income	12,023	45,120	39,790	89,716
Net income attributable to noncontrolling interests	(4,654)	(8,166)	(9,319)	(15,072)

Net income attributable to Health Management Associates, Inc.	$7,369	$36,954	$30,471	$74,644

Earnings per share attributable to Health Management Associates, Inc. common stockholders:
Basic and diluted
Continuing operations	$0.03	$0.16	$0.12	$0.31
Discontinued operations	—	(0.02)	—	(0.02)

Net income	$0.03	$0.14	$0.12	$0.29

Weighted average number of shares outstanding:
Basic	258,522	254,496	257,381	253,906

Diluted	262,620	256,030	261,629	255,864

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net income	$12,023	$45,120	$39,790	$89,716
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	(4,519)	(535)	(399)	4,584
Adjustments for net (gains) losses reclassified into net income	(567)	(161)	(1,994)	103

Net activity attributable to available-for-sale securities	(5,086)	(696)	(2,393)	4,687
Interest rate swap contract:
Reclassification adjustments for amortization into net income	17,951	20,080	36,307	40,533

Other comprehensive income before income taxes	12,865	19,384	33,914	45,220
Income tax expense related to items of other comprehensive income	(5,188)	(7,553)	(13,258)	(17,377)

Other comprehensive income, net	7,677	11,831	20,656	27,843

Total consolidated comprehensive income	19,700	56,951	60,446	117,559
Total comprehensive income attributable to noncontrolling interests	(4,654)	(8,166)	(9,319)	(15,072)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$15,046	$48,785	$51,127	$102,487

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$29,192	$59,173
Available-for-sale securities	56,722	121,106
Accounts receivable, less allowances for doubtful accounts of $671,087 and $663,183 at June 30, 2013 and December 31, 2012, respectively	990,458	976,872
Supplies, prepaid expenses and other assets	228,155	220,884
Prepaid and recoverable income taxes	74,385	60,438
Restricted funds	27,465	26,525
Assets held for sale	6,250	6,250

Total current assets	1,412,627	1,471,248

Property, plant and equipment	5,765,912	5,523,870
Accumulated depreciation and amortization	(2,171,622)	(2,060,818)

Net property, plant and equipment	3,594,290	3,463,052

Restricted funds	112,607	125,532
Goodwill	1,028,203	1,023,456
Deferred charges and other assets	412,189	317,501

Total assets	$6,559,916	$6,400,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175,285	$211,387
Accrued expenses and other liabilities	496,349	589,802
Deferred income taxes	46,918	45,170
Current maturities of long-term debt and capital lease obligations	103,352	126,064

Total current liabilities	821,904	972,423
Deferred income taxes	336,912	301,237
Long-term debt and capital lease obligations, less current maturities	3,578,288	3,433,260
Other long-term liabilities	475,600	460,886

Total liabilities	5,212,704	5,167,806

Redeemable equity securities	252,719	212,458
Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 260,168 shares and 256,394 shares issued at June 30, 2013 and December 31, 2012, respectively	2,602	2,564
Accumulated other comprehensive income (loss), net of income taxes	(21,285)	(41,940)
Additional paid-in capital	204,532	173,843
Retained earnings	899,921	869,450

Total Health Management Associates, Inc. stockholders’ equity	1,085,770	1,003,917
Noncontrolling interests	8,723	16,608

Total stockholders’ equity	1,094,493	1,020,525

Total liabilities and stockholders’ equity	$6,559,916	$6,400,789

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2013 and 2012

(in thousands)

(unaudited)

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Par Value	Income (Loss), Net
Balances at January 1, 2013	256,394	$2,564	$(41,940)	$173,843	$869,450	$16,608	$1,020,525
Net income	—	—	—	—	30,471	9,319	39,790
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	(1,558)	—	—	—	(1,558)
Interest rate swap contract amortization of expense into net income, net	—	—	22,213	—	—	—	22,213
Exercises of stock options and related tax matters	2,410	24	—	25,003	—	—	25,027
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	1,364	14	—	(8,755)	—	—	(8,741)
Stock-based compensation expense	—	—	—	14,441	—	—	14,441
Distributions to noncontrolling shareholders	—	—	—	—	—	(18,116)	(18,116)
Noncontrolling shareholder interests in an acquired business	—	—	—	—	—	912	912

Balances at June 30, 2013	260,168	$2,602	$(21,285)	$204,532	$899,921	$8,723	$1,094,493

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Par Value	Income (Loss), Net
Balances at January 1, 2012	254,156	$2,542	$(95,440)	$156,859	$705,180	$15,975	$785,116
Net income	—	—	—	—	74,644	15,072	89,716
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	3,045	—	—	—	3,045
Interest rate swap contract amortization of expense into net income, net	—	—	24,798	—	—	—	24,798
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	2,186	21	—	(7,001)	—	—	(6,980)
Stock-based compensation expense	—	—	—	13,204	—	—	13,204
Distributions to noncontrolling shareholders	—	—	—	—	—	(18,503)	(18,503)
Investment by a noncontrolling shareholder	—	—	—	—	—	1,805	1,805
Purchases of subsidiary shares from noncontrolling shareholders	—	—	—	(25)	—	(76)	(101)
Noncontrolling shareholder interests in an acquired business	—	—	—	—	—	17,136	17,136

Balances at June 30, 2012	256,342	$2,563	$(67,597)	$163,037	$779,824	$31,409	$909,236

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Consolidated net income	$39,790	$89,716
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	196,385	169,612
Amortization related to interest rate swap contract	36,307	40,533
Fair value adjustments related to interest rate swap contract	665	18,448
Provision for doubtful accounts	481,805	415,824
Stock-based compensation expense	14,441	13,204
(Gains) losses on sales of assets, net	(1,259)	2,191
Gains on sales of available-for-sale securities, net	(2,354)	(583)
Write-off of deferred debt issuance costs	584	—
Deferred income tax expense (benefit)	24,164	(22,092)
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(506,697)	(446,976)
Supplies, prepaid expenses and other current assets	(15,808)	51,258
Deferred charges and other long-term assets	(5,216)	18
Accounts payable, accrued expenses and other liabilities	(130,736)	(43,161)
Equity compensation excess income tax benefits	(4,402)	(1,407)
Loss from discontinued operations, net	—	4,416

Net cash provided by continuing operating activities	127,669	291,001

Cash flows from investing activities:
Additions to property, plant and equipment	(142,988)	(194,175)
Acquisitions of hospitals and other ancillary health care businesses	(172,900)	(66,673)
Purchases of available-for-sale securities	(454,468)	(901,735)
Proceeds from sales of available-for-sale securities	519,135	906,117
Other investing activities	15,066	976

Net cash used in continuing investing activities	(236,155)	(255,490)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	318,400	17,000
Principal payments on debt and capital lease obligations	(248,020)	(61,072)
Payments of debt issuance costs	(1,588)	—
Proceeds from exercises of stock options	25,026	—
Cash received from noncontrolling shareholders	—	3,591
Cash payments to noncontrolling shareholders	(19,715)	(23,281)
Equity compensation excess income tax benefits	4,402	1,407

Net cash provided by (used in) continuing financing activities	78,505	(62,355)

Net decrease in cash and cash equivalents before discontinued operations	(29,981)	(26,844)
Net decreases in cash and cash equivalents from discontinued operations:
Operating activities	—	(864)
Investing activities	—	(135)

Net decrease in cash and cash equivalents	(29,981)	(27,843)
Cash and cash equivalents at the beginning of the period	59,173	64,143

Cash and cash equivalents at the end of the period	$29,192	$36,300

See accompanying notes

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

1. Business and Basis of Presentation

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) provides health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of June 30, 2013, we operated 71 hospitals in fifteen states with a total of 11,065 licensed beds, including twenty-three hospitals located in Florida, ten hospitals in Mississippi and nine hospitals in Tennessee.

On July 29, 2013, we entered into a definitive merger agreement with Community Health Systems, Inc. (“CHS”) pursuant to which, subject to the satisfaction of certain closing conditions, CHS will acquire us as described in more detail in Note 13.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 8.

The condensed consolidated balance sheet as of December 31, 2012 is unaudited; however, it was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (referred to as our “2012 Form 10-K”). The interim condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. Our results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and changes in the economy and the health care regulatory environment.

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

2. Net Revenue, Provision for Doubtful Accounts, Cost of Revenue and Other

Net Revenue. We record gross patient service charges on the accrual basis in the period that the services are rendered. Net revenue before the provision for doubtful accounts represents gross patient service charges less provisions for contractual adjustments and uninsured self-pay patient discounts. Payments for services rendered to patients covered by Medicare, Medicaid and other government programs are generally less than billed charges and, therefore, provisions for contractual adjustments are made to reduce gross patient service charges to the estimated cash receipts based on each program’s principles of payment/reimbursement. Estimates of contractual allowances for services rendered to patients covered by commercial insurance, including managed care health plans, are primarily based on the payment terms of contractual arrangements, such as predetermined rates per diagnosis, per diem rates or discounted fee for service rates. Revenue and receivables from government programs are significant to our operations; however, we do not believe that there are substantive credit risks associated with such programs. There are no other concentrations of revenue or accounts receivable with any individual payor that subject us to significant credit or other risks.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Net Revenue, Provision for Doubtful Accounts, Cost of Revenue and Other (continued)

Net revenue before the provision for doubtful accounts, by major payor source, is summarized in the table below (dollars in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Medicare	$483,411	28.4%	$500,309	29.7%	$995,756	29.0%	$1,004,576	29.8%
Medicaid	169,567	9.9	147,137	8.7	346,997	10.1	327,559	9.7
Commercial insurance	839,289	49.2	800,175	47.4	1,659,494	48.4	1,617,932	48.0
Self-pay	186,357	10.9	190,638	11.3	357,885	10.5	354,194	10.5
Other	26,643	1.6	48,282	2.9	68,976	2.0	68,798	2.0

	$1,705,267	100.0%	$1,686,541	100.0%	$3,429,108	100.0%	$3,373,059	100.0%

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

At June 30, 2013 and December 31, 2012, our allowance for doubtful accounts for self-pay uninsured patient accounts was approximately 74.3% and 73.9%, respectively, of our total self-pay uninsured patient accounts receivable balance. The corresponding percentages for our allowance for doubtful accounts pertaining to accounts receivable from government payors, managed care health plans and other commercial payors were 5.2% and 6.3% at June 30, 2013 and December 31, 2012, respectively. Our write-offs of patient accounts receivable (most of which related to uninsured self-pay patients), net of recoveries were approximately $249.7 million and $195.6 million during the three months ended June 30, 2013 and 2012, respectively. The corresponding amounts for the six months ended June 30, 2013 and 2012 were $473.9 million and $374.8 million, respectively. The year-over-year increase in patient accounts receivable write-offs was primarily due to increases in patient responsibility amounts.

When considering the adequacy of the allowance for doubtful accounts, we review accounts receivable balances in conjunction with historical collection rates, health care industry trends/indicators and other business and economic conditions that we believe might reasonably be expected to affect the collectability of patient accounts. Accounts receivable are written off after collection efforts have been pursued in accordance with our policies and procedures. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are netted against the provision for doubtful accounts. Changes in payor mix, general economic conditions or federal and state government health care coverage could each have a material adverse effect on our accounts receivable collections, cash flows and results of operations.

Cost of Revenue. The presentation of costs and expenses in our consolidated statements of income does not differentiate between costs of revenue and other costs because substantially all such costs and expenses relate to providing health care services. Furthermore, we believe that the natural classification of expenses is the most meaningful presentation of our operations. Amounts that could be classified as general and administrative expenses, which include the costs of our home office as well as our regional service centers, were approximately $82.8 million and $60.3 million during the three months ended June 30, 2013 and 2012, respectively. The corresponding amounts for the six months ended June 30, 2013 and 2012 were $165.3 million and $123.3 million, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Net Revenue, Provision for Doubtful Accounts, Cost of Revenue and Other (continued)

Electronic Health Record Incentive Programs. Using a gain contingency model, we recognize benefits under the various Medicare and Medicaid Healthcare Information Technology programs (collectively, the “HCIT Programs”) in our consolidated statements of income when the eligible hospitals and physician practices have demonstrated meaningful use of certified electronic health record technology during the period and, if applicable, the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available. During the three months ended June 30, 2013 and 2012, we recognized benefits in our consolidated statements of income of approximately $23.2 million and $2.9 million, respectively, related to the HCIT Programs. The corresponding amounts for the six months ended June 30, 2013 and 2012 were $27.1 million and $7.5 million, respectively. Included in our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012 were receivables under the HCIT Programs of $10.5 million and $13.9 million, respectively. There were no deferred incentive payment liabilities at June 30, 2013 and $23.9 million at December 31, 2012.

3. Long-Term Debt and Capital Lease Obligations

The following discussion of our long-term debt and capital lease obligations should be read in conjunction with Notes 2 and 3 to the audited consolidated financial statements included in our 2012 Form 10-K. The table below summarizes our long-term debt and capital lease obligations by major component (in thousands).

	June 30, 2013	December 31, 2012
Bank borrowings:
Revolving credit facilities	$150,000	$—
Term Loan A (as defined below)	633,369	670,625
Term Loan B (as defined below), net of discounts	1,347,309	1,374,318
7.375% Senior Notes due 2020	875,000	875,000
6.125% Senior Notes due 2016, net of discounts	398,970	398,785
3.75% Convertible Senior Subordinated Notes due 2028, net of discounts	87,590	85,522
Installment notes and other long-term debt	12,963	13,988
Capital lease obligations	176,439	141,086

Long-term debt and capital lease obligations	3,681,640	3,559,324
Less current maturities	(103,352)	(126,064)

Long-term debt and capital lease obligations, less current maturities	$3,578,288	$3,433,260

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

We can elect whether interest on borrowings under the Credit Facilities is determined using LIBOR or the Base Rate (as defined in the loan agreement). The effective interest rates on such borrowings, which fluctuate with market changes, include a spread above the base rate that we select. Through March 20, 2013, the effective interest rate for the Term Loan B was subject to a floor of 1.0% and 2.0% (before consideration of the interest rate spread) when using LIBOR and the Base Rate, respectively. The Amendment reduced both such interest rate floors under the Term Loan B by 0.25%. The amount of the interest rate spread is predicated on, among other things, our Consolidated Leverage Ratio (as defined in the loan agreement). The Amendment reduced the interest rate spread on the Term Loan B by 0.75%. We can elect differing interest rates for each of the debt instruments under the Credit Facilities. As of June 30, 2013, the effective interest rates on the Term Loan A and the Term Loan B were 2.8% and 3.5%, respectively. Those rates remained unchanged as of July 26, 2013.

The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the six months ended June 30, 2013, we borrowed $318.4 million and repaid $168.4 million under the Revolving Credit Agreement to fund working capital and the entire purchase price of an acquisition that we completed on April 1, 2013 (see Note 7 for information about such acquisition). During the six months ended June 30, 2012, we borrowed and repaid $17.0 million. As of July 26, 2013, the amount available for borrowing under the Revolving Credit Agreement was approximately $297.1 million, which reflected the then outstanding balance of $150.0 million thereunder and $52.9 million of standby letters of credit in favor of third parties. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.7% on June 30, 2013 and remained unchanged as of July 26, 2013.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Long-Term Debt and Capital Lease Obligations (continued)

The Credit Facilities are subject to mandatory prepayment in amounts equal to 50% of our Excess Cash Flow (as defined in the amended loan agreement) with step-downs of such percentage based on our Consolidated Leverage Ratio. Based on our Excess Cash Flow for the year ended December 31, 2012, we repaid approximately $31.5 million of additional principal under the Credit Facilities during the six months ended June 30, 2013. As a result of such principal repayment, we wrote off $0.4 million of deferred debt issuance costs.

Other. Cash paid for interest on our long-term debt and capital lease obligations during the six months ended June 30, 2013 and 2012, including amounts that have been capitalized, was approximately $134.7 million and $114.3 million, respectively. We entered into capital leases and other similar arrangements for real property and equipment aggregating $12.7 million and $41.2 million during the six months ended June 30, 2013 and 2012, respectively. See Note 6 for information regarding the estimated fair values of our long-term debt instruments. Additionally, see Note 12 for summarized financial information in respect of our subsidiaries that provide joint and severable guarantees of payment for certain of our long-term debt obligations.

At June 30, 2013, we were in compliance with all of the covenants contained in our debt agreements.

4. Shareholder Rights Plan

On May 24, 2013, we adopted and entered into a Shareholder Rights Plan (the “Rights Plan”) with American Stock Transfer & Trust Company, LLC, as rights agent. The Rights Plan is designed to promote the fair and equal treatment of all of our stockholders and ensures that the Board of Directors remains in the best position to discharge its fiduciary duties.

The Board of Directors implemented the Rights Plan authorizing the issuance of one preferred share purchase right (a “Right”) for each outstanding share of our common stock held of record as of June 3, 2013, and directing the issuance of one preferred share purchase right with respect to each share of our common stock that shall become outstanding thereafter until the Rights become exercisable or they expire as described below.

Each Right, once exercisable, entitles holders of our common stock to purchase one-thousandth of a share of our preferred stock designated as Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”) at a price of $45.00 per one one-thousandth of a share, subject to certain adjustments. The Rights will generally become exercisable only following the tenth day after a person or group acquires or obtained the right to acquire, or announced a tender or exchange offer, that if consummated would result in such person or group acquiring beneficial ownership of 15% or more of our outstanding common stock. Upon the occurrence of a triggering event, the Rights will entitle every holder of our common stock, other than the acquirer, to purchase our stock on terms that would likely be economically dilutive to the acquirer.

The Rights expire on upon the close of business on the earliest to occur of: (i) May 24, 2014, (ii) the date on which the Rights are redeemed or exchanged by us in accordance with the Rights Plan or (iii) the date of our 2014 annual meeting of stockholders if requisite stockholder approval of the Rights Plan is not obtained at such meeting.

5. Earnings Per Share and Related Other

Basic earnings per share is computed based on the weighted average number of outstanding common shares. Diluted earnings per share is computed based on the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, computed using the treasury stock method. The table on the following page sets forth the computations of basic and diluted earnings per share for the common stockholders of Health Management Associates, Inc. (in thousands, except per share amounts).

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Earnings Per Share and Related Other (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerators:
Income from continuing operations	$12,023	$48,141	$39,790	$94,132
Income attributable to noncontrolling interests	(4,654)	(8,166)	(9,319)	(15,072)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	7,369	39,975	30,471	79,060

Loss from discontinued operations attributable to Health Management Associates, Inc. common stockholders	—	(3,021)	—	(4,416)

Net income attributable to Health Management Associates, Inc. common stockholders	$7,369	$36,954	$30,471	$74,644

Denominators:
Denominator for basic earnings (loss) per share-weighted average number of outstanding common shares	258,522	254,496	257,381	253,906
Dilutive securities:
Stock-based compensation arrangements	3,595	1,534	3,996	1,958
Convertible notes	503	—	252	—

Denominator for diluted earnings (loss) per share	262,620	256,030	261,629	255,864

Earnings per share:
Basic
Continuing operations	$0.03	$0.16	$0.12	$0.31
Discontinued operations	—	(0.02)	—	(0.02)

Net income	$0.03	$0.14	$0.12	$0.29

Diluted
Continuing operations	$0.03	$0.16	$0.12	$0.31
Discontinued operations	—	(0.02)	—	(0.02)

Net income	$0.03	$0.14	$0.12	$0.29

Securities excluded from diluted earnings per share because they were antidilutive or performance conditions were not met:
Stock options	60	3,930	60	4,258

Deferred stock and restricted stock	1,061	3,682	768	2,325

6. Fair Value Measurements, Available-For-Sale Securities and Restricted Fund

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

We recognize transfers between levels within the fair value hierarchy on the date of the change in circumstances that requires such transfer. We began classifying all of our fixed income available-for-sale securities as Level 2 in the first quarter of 2013 and have recast $175.4 million of those securities at December 31, 2012. The following table summarizes the estimated fair values of certain of our financial assets (liabilities) (in thousands).

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Fair Value Measurements, Available-For-Sale Securities and Restricted Fund (continued)

	Level 1	Level 2	Level 3	Totals
As of June 30, 2013:
Available-for-sale securities, including those in restricted funds	$57,166	$139,628	$—	$196,794

Interest rate swap contract	$—	$(51,648)	$—	$(51,648)

As of December 31, 2012:
Available-for-sale securities, including those in restricted funds	$51,156	$222,007	$—	$273,163

Interest rate swap contract	$—	$(93,045)	$—	$(93,045)

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

	June 30, 2013	December 31, 2012
Accrued expenses and other liabilities	$51,648	$84,277
Other long-term liabilities	—	8,768

Totals	$51,648	$93,045

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

	June 30, 2013	December 31, 2012
Level 1:
6.125% Senior Notes due 2016	$430,000	$434,000
7.375% Senior Notes due 2020	958,125	945,000
3.75% Convertible Senior Subordinated Notes due 2028	146,451	100,948
Level 2:
Term Loan A	634,129	672,704
New Term Loan B/Term Loan B	1,357,805	1,397,227

The estimated fair values of our other long-term debt instruments reasonably approximate their carrying amounts in the condensed consolidated balance sheets.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Fair Value Measurements, Available-For-Sale Securities and Restricted Fund (continued)

Available-For-Sale Securities (including those in restricted funds). Supplemental information regarding our available-for-sale securities (all of which had no withdrawal restrictions) is set forth in the table below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of June 30, 2013:
Debt securities and debt-based mutual funds
Government and corporate	$130,811	$2,131	$(2,671)	$130,271
Equity securities and equity-based mutual funds
Domestic	40,582	6,718	(531)	46,769
International	17,807	1,987	(671)	19,123
Commodity-based mutual fund	729	—	(98)	631

Totals	$189,929	$10,836	$(3,971)	$196,794

As of December 31, 2012:
Debt securities and debt-based mutual funds
Government and corporate	$206,258	$3,963	$(331)	$209,890
Equity securities and equity-based mutual funds
Domestic	37,825	4,307	(234)	41,898
International	18,005	1,766	(219)	19,552
Commodity-based mutual fund	1,823	—	—	1,823

Totals	$263,911	$10,036	$(784)	$273,163

As of June 30, 2013 and December 31, 2012, investments with aggregate estimated fair values of approximately $104.9 million (290 investments) and $123.8 million (195 investments), respectively, generated the gross unrealized losses disclosed in the above table. We concluded that other-than-temporary impairment charges were not necessary for such gross unrealized losses at either of the balance sheet dates because of, among other things, recent declines in the value of the affected securities and/or our brief holding period (i.e., most of such securities have been held for less than one year), as well as our ability to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value. We will continue to monitor and evaluate the recoverability of our available-for-sale securities.

The contractual maturities of debt-based securities held by us as of June 30, 2013, excluding mutual fund holdings, are set forth in the table below. Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Values
	(in thousands)
Within 1 year	$304	$313
After 1 year and through year 5	9,766	9,863
After 5 years and through year 10	9,535	9,648
After 10 years	15,950	15,525

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Fair Value Measurements, Available-For-Sale Securities and Restricted Fund (continued)

The weighted average cost method is used to calculate the historical cost basis of securities that are sold. Gross realized gains and losses on sales of available-for-sale securities and other investment income, which includes interest and dividends, are summarized in the table below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized gains	$899	$590	$3,241	$1,465
Realized losses	(714)	(324)	(1,052)	(882)
Investment income	1,769	1,698	3,332	3,120

Restricted Funds. Our restricted funds, which consisted solely of available-for-sale securities at both June 30, 2013 and December 31, 2012, are held by a wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands. The assets of such subsidiary are effectively limited to use in its proprietary operations. Supplemental information regarding the available-for-sale securities that are included in restricted funds is set forth in the table below (in thousands).

	Six Months Ended June,
	2013	2012
Proceeds from sales	$31,061	$17,817
Purchases	18,421	19,977

7. Acquisitions, Joint Ventures and Other Activity

Acquisition Activity. The acquisitions described below are typically financed using a combination of available cash balances, proceeds from sales of available-for-sale securities, borrowings under revolving credit agreements and other long-term financing arrangements. The operating results of entities that are acquired by our subsidiaries are included in our consolidated financial statements from the date of acquisition.

2013 Acquisitions. On April 1, 2013, one of our subsidiaries acquired an 80% interest in Bayfront Health System, which includes Bayfront Medical Center, a tertiary and teaching hospital in St. Petersburg, Florida that is licensed to operate 480 beds, and certain related health care operations. A not-for-profit organization affiliated with Bayfront Health System, Bayfront Health, Education and Research Organization, retained a 20% interest in such entities. The total purchase price for our 80% interest was approximately $162.0 million in cash, plus a working capital adjustment. The acquired assets and assumed liabilities included, among other things, supply inventories, property, plant and equipment and certain long-term lease obligations. We funded the entire purchase price of this acquisition with borrowings under the Revolving Credit Agreement, which is discussed at Note 3. During the six months ended June 30, 2013, certain of our subsidiaries also acquired ancillary health care businesses for aggregate cash consideration of approximately $4.7 million.

2012 Acquisitions. Effective April 1, 2012, one of our subsidiaries acquired from a subsidiary of INTEGRIS Health, Inc. (“Integris”) an 80% interest in five Oklahoma-based general acute care hospitals with a total of 218 beds and certain related health care operations. A subsidiary of Integris retained a 20% interest in each of these entities. The net purchase price for our 80% interest was approximately $61.9 million in cash. During the six months ended June 30, 2012, certain of our subsidiaries also acquired ancillary health care businesses for aggregate cash consideration of approximately $4.8 million.

Other. Our acquisitions are accounted for using the purchase method of accounting. We use estimated exit price fair values as of the date of acquisition to (i) allocate the related purchase price to the assets acquired and liabilities assumed and (ii) record noncontrolling interests. We use a variety of techniques to estimate exit price fair values, including, but not limited to, valuation methodologies that derive fair values using a market approach based on comparable transactions and an approach based on depreciated replacement cost. We recorded incremental goodwill during each of the six months ended June 30, 2013 and 2012 because the final negotiated purchase price in certain of our completed acquisitions exceeded the fair value of the net tangible and intangible assets acquired. Most of the goodwill that was added during those periods is expected to be tax deductible.

Acquisition-related costs have been included in other operating expenses in the consolidated statements of income; however, such costs for each of the six months ended June 30, 2013 and 2012 were not material.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Acquisitions, Joint Ventures and Other Activity (continued)

The table below summarizes the purchase price allocations for the acquisitions that we completed during the six months ended June 30, 2013 and 2012; however, in some cases, such purchase price allocations are preliminary and remain subject to future refinement as we gather supplemental information.

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Assets acquired:
Current and other assets	$7,562	$1,811
Property, plant and equipment	125,259	12,171
Intangible assets (primarily contractual rights to operate hospitals)	116,341	48,775
Goodwill	4,747	21,587

Total assets acquired	253,909	84,344

Liabilities assumed:
Current liabilities	(858)	(501)
Capital lease obligations	(35,105)	(34)

Total liabilities assumed	(35,963)	(535)

Net assets acquired	$217,946	$83,809

Joint Ventures and Redeemable Equity Securities. As of June 30, 2013, we had established joint ventures to own/lease and operate 29 of our hospitals. Local physicians and/or other health care entities own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage the related hospital’s day-to-day operations.

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

As recorded in the condensed consolidated balance sheets, redeemable equity securities represent the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings or the initial unadjusted estimated fair values of contingent rights held by certain noncontrolling shareholders. Through July 26, 2013, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of our redeemable equity securities is summarized in the table below (in thousands).

	Six Months Ended June 30,
	2013	2012
Balances at the beginning of the period	$212,458	$200,643
Noncontrolling shareholder interests in acquired businesses	41,861	15,219
Investments by noncontrolling shareholders	—	1,786
Purchases of subsidiary shares from and distributions to noncontrolling shareholders	(1,600)	(4,677)

Balances at the end of the period	$252,719	$212,971

Upon the occurrence of certain events that are defined in the underlying operating agreements, some noncontrolling shareholders may require our affected subsidiary to purchase their minority equity holdings. Other than as disclosed in more detail in Note 13, we believe that it is not probable that the contingent rights of such noncontrolling shareholders will vest because there are no circumstances known to us that would trigger such equity repurchase obligations of our subsidiaries. Accordingly, insofar as the contingent rights are concerned, the carrying values of the related redeemable equity securities have not been adjusted since being initially recorded.

8. Discontinued Operations and Assets Held for Sale

Our discontinued operations during the periods presented herein included: (i) the 172-bed Woman’s Center at Dallas Regional Medical Center in Mesquite, Texas, which was closed in 2008 and the related real property of which was sold on May 21, 2012; (ii) 25-bed St. Mary’s Medical Center of Scott County in Oneida, Tennessee, which was returned to the lessor on May 24, 2012; and (iii) the 293-bed idle Riverside hospital campus (“Riverside”) in Knoxville, Tennessee. The operating

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Discontinued Operations and Assets Held for Sale (continued)

results and cash flows of discontinued operations are included in our consolidated financial statements up to the date of disposition. Additionally, as required by GAAP, the operating results and cash flows of the abovmentioned entities have been separately presented as discontinued operations in the interim condensed consolidated financial statements. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value, less costs to sell. The estimates of fair value are based on recent sales of similar assets, market analyses, pending disposition transactions and market responses based on discussions with, and offers received from, potential buyers (i.e., Level 2 inputs under the GAAP fair value hierarchy described at Note 6).

One of our subsidiaries acquired Riverside on September 30, 2011. The hospital at the Riverside location was closed prior to our acquisition. Although we are currently evaluating various disposal alternatives, the timing of a divestiture of Riverside has not yet been determined. At both June 30, 2013 and December 31, 2012, the assets held for sale in our condensed consolidated balance sheets were comprised of the remaining property, plant and equipment at the location.

The table below sets forth the underlying details of our discontinued operations (in thousands) during the three and six months ended June 30, 2012 (there was no such activity during the six months ended June 30, 2013).

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net revenue before the provision for doubtful accounts	$2,982	$7,316
Provision for doubtful accounts	(1,590)	(2,139)

Net revenue	1,392	5,177

Salaries and benefits	2,221	4,395
Depreciation and amortization	615	1,988
Other operating expenses	2,386	4,902
Loss on sales of assets	1,102	1,102

	6,324	12,387

Loss before income taxes	(4,932)	(7,210)
Income tax benefit	1,911	2,794

Loss from discontinued operations	$(3,021)	$(4,416)

9. Income Taxes

Our effective income tax rates were approximately 26.5% and 34.7% during the six months ended June 30, 2013 and 2012, respectively and 27.9% and 34.4% during the three months ended June 30, 2013 and 2012, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 550 basis points and 410 points during the six months ended June 30, 2013 and 2012, respectively. The corresponding impact was 1080 basis points and 430 basis points during the three months ended June 30, 2013 and 2012, respectively.

Our provision for income taxes during the six months ended June 30, 2013 was favorably impacted by the satisfactory conclusion of certain state tax audits and examinations.

Our net federal and state income tax payments during the six months ended June 30, 2013 and 2012 approximated $5.7 million and $17.2 million, respectively.

10. Accumulated Other Comprehensive Income (Loss)

GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. Rollforwards of our accumulated other comprehensive income (loss) are presented in the table on the following page (in thousands).

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Accumulated Other Comprehensive Income (Loss) (continued)

	Unrealized Gains (Losses) on Available-for-Sale Securities	Interest Rate Swap Contract	Totals
Balances at January 1, 2013, net of income taxes of $27,192	$6,017	$(47,957)	$(41,940)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $(138)	(262)	—	(262)
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $(698)	(1,296)	—	(1,296)
Reclassification adjustments for amortization of expense into net income, net of income taxes of $14,094	—	22,213	22,213

Balances at June 30, 2013, net of income taxes of $13,934	$4,459	$(25,744)	$(21,285)

Balances at January 1, 2012, net of income taxes of $60,635	$831	$(96,271)	$(95,440)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $1,606	2,978	—	2,978
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $36	67	—	67
Reclassification adjustments for amortization of expense into net income, net of income taxes of $15,735	—	24,798	24,798

Balances at June 30, 2012, net of income taxes of $43,258	$3,876	$(71,473)	$(67,597)

Supplemental information about our accumulated other comprehensive income (loss) reclassification adjustments is summarized in the table below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the
	2013	2012	2013	2012	Consolidated Statements of Income
Available-for-sale securities	$(567)	$(161)	$(1,994)	$103	Other
Income tax expense	199	56	698	(36)	Provision for income taxes

Available-for-sale securities, net reclassification	$(368)	$(105)	$(1,296)	$67	Consolidated net income

Interest rate swap contract	$17,951	$20,080	$36,307	$40,533	Interest expense
Income tax expense	(6,969)	(7,795)	(14,094)	(15,735)	Provision for income taxes

Interest rate swap contract, net reclassification	$10,982	$12,285	$22,213	$24,798	Consolidated net income

Prior to a debt restructuring that we completed on November 18, 2011, which is discussed at Note 2 to the audited consolidated financial statements included in our 2012 Form 10-K, our interest rate swap contract had been a perfectly effective cash flow hedge instrument that was used to manage the risk of variable interest rate fluctuation on certain long-term debt. Changes in the estimated fair value of our interest rate swap contract were previously recognized as a component of other comprehensive income (loss). Because of our debt restructuring, the interest rate swap contract is no longer an effective cash flow hedge instrument. Therefore, changes in its estimated fair value subsequent to our debt restructuring are no longer included in other comprehensive income (loss) but are recognized in our consolidated statements of income as a component of interest expense. Future amortization of the accumulated other comprehensive loss attributable to our interest rate swap contract is expected to approximate $42.1 million during the period from July 1, 2013 to the expiration of the interest rate swap contract in February 2014.

11. Commitments and Contingencies

Physician and Physician Group Guarantees. We are committed to providing financial assistance to physicians and physician groups practicing in the communities that our hospitals serve through certain recruiting arrangements and professional services agreements. At June 30, 2013, we were committed to guarantees of approximately $198.4 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the related contractual measurement period, which generally approximates one to two years. We believe that the recorded liabilities for physician and physician group guarantees of $73.4 million and $89.7 million at June 30, 2013 and December 31, 2012, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and Contingencies (continued)

Medicare/Medicaid Billing Lawsuit. On January 11, 2010, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Note 11) and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which was similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the U.S. District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. The Government’s motion remains pending at this time. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. On July 10, 2013, the court denied plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and Contingencies (continued)

The U.S. Department of Health and Human Services, Office of Inspector General (“HHS-OIG”) and the DOJ, including the Civil Division and U.S. Attorney’s Offices in the Eastern District of Pennsylvania, the Middle District of Florida, the Eastern District of Oklahoma, the Middle District of Tennessee, the Western District of North Carolina, the District of South Carolina and the Middle District of Georgia, are currently investigating Health Management and certain of its subsidiaries (HHS-OIG and the DOJ are collectively referred to as “Government Representatives”). We believe that such investigations relate to the Anti-Kickback Statute, the Stark law and the False Claims Act and are focused on: (i) physician referrals, including financial arrangements with our whole-hospital physician joint ventures; (ii) the medical necessity of emergency room tests and patient admissions, including whether the Pro-Med software that we used led to any medically unnecessary tests or admissions; and (iii) the medical necessity of certain surgical procedures. We further believe that the investigations may have originated as a result of qui tam lawsuits filed on behalf of the United States. In connection with the investigations, HHS-OIG has requested certain records through subpoenas, which apply system-wide, that were served on Health Management on May 16, 2011 and July 21, 2011. On June 10, June 26, and July 11, 2013, Health Management received additional subpoenas, which supplements the July 21, 2011 subpoena, from the HHS-OIG regional office in Atlanta, Georgia. On June 12, 2013, Health Management received an additional subpoena, which supplements the May 16, 2011 subpoena, from the HHS-OIG regional office in Miami Lakes, Florida. Additionally, Government Representatives have interviewed certain of our current and former employees. We are conducting internal investigations and have met with Government Representatives on numerous occasions to respond to their inquiries. We intend to cooperate with the Government Representatives during their investigations. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

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

On April 25, 2013, Health Management received a subpoena from the SEC, issued pursuant to an investigation, requesting documents related to accounts receivable, billing write-downs, contractual adjustments, reserves for doubtful accounts, and accounts receivable aging, and revenue from Medicare, Medicaid and from privately insured or uninsured patients. On June 5, 2013, Health Management received a supplemental subpoena from the SEC which requests additional financial reports. We are cooperating with the SEC’s investigation. We are unable to determine the potential course or impact, if any, of this investigation.

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

Class Action and Derivative Action Lawsuits. On April 30, 2012, two class action lawsuits that were brought against Health Management and certain of its executive officers, one of whom was at that time a director, were consolidated in the U.S. District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc. et al. (Case No. 2:12-cv-00046-JES-DNF) and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased our common stock during the period from July 27, 2009 through January 9, 2012. The amended consolidated complaint (i) alleges that Health Management made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the plaintiffs claim that Health Management inflated its earnings by engaging in fraudulent Medicare billing practices that entailed

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and Contingencies (continued)

admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 11, 2013, the defendants were served with the second amended consolidated complaint, which asserts the same claims as the amended consolidated complaint. On May 3, 2013, the defendants moved to dismiss the second amended complaint for failure to state a claim and plead facts required by the Private Securities Litigation Reform Act. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution. On January 22, 2013, a putative shareholder derivative action entitled The City of Haverhill Retirement System v. Dauten et al. (Case No. 8:13-cv-00213) was filed in the U.S. District Court for the Middle District of Florida, Tampa Division, purportedly on behalf of Health Management against its directors. Health Management was also named as a nominal defendant. The complaint alleges that, among other things, the defendants breached their fiduciary duties to Health Management and its stockholders by supposedly causing Health Management to undertake a scheme to defraud Medicare by improperly admitting certain emergency room patients as “inpatients” in violation of the False Claims Act and then issuing false and misleading public statements about Health Management’s financial outlook and compliance with laws and regulations. The complaint also alleges that the defendants breached their fiduciary duties by exposing Health Management to potentially significant civil and criminal penalties as a result of the aforementioned investigations by HHS-OIG and the DOJ as well as the stockholder class action and other ongoing litigation. The complaint seeks monetary damages from the defendants, other than Health Management. On February 8, 2013, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:13-cv-00092). On April 10, 2013 the plaintiffs filed an amended complaint which asserts the same claims as its prior complaint, but also names two of the Company’s executives as defendants. On May 15, 2013, the defendants moved to dismiss the amended complaint for threshold lack of derivative standing, for failure to make a demand on the Board, and for failure to state a claim. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

On July 23, 2013, an action entitled Town of Davie Police Officers’ Pension Plan v. Dauten et al. (C.A. No. 8742) was filed in the Court of Chancery of the State of Delaware. This action purportedly was brought as a class action on behalf of all of Health Management’s stockholders, as well as derivatively on behalf of Health Management against Health Management’s directors and Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and Deutsche Bank Securities, Inc. The complaint alleges, among other things, that our directors breached their fiduciary duties (i) by approving a credit agreement in 2011 that contains a change of control covenant which plaintiff contends will coerce shareholders into supporting the re-election of Health Management’s incumbent board of directors and (ii) by not approving Glenview Capital Management, LLC (“Glenview’s”) nominees for election to Health Management’s Board of Directors for purposes of seeking a waiver of the change of control covenant. The complaint further alleges that the Wells Fargo and Deutsche Bank defendants aided and abetted such breaches. The complaint seeks declaratory and injunctive relief, including (i) a declaration that our directors breached their fiduciary duties by entering into the credit agreement; and (ii) an order permanently enjoining the board of directors from invoking or enforcing the change of control covenant in the credit agreement. Plaintiff also seeks unspecified damages from the directors and an award of attorneys’ fees and costs. We intend to defend this action.

On August 1, 2013, Health Management and the members of its Board of Directors, as well as CHS and FWCT-2 Acquisition Corporation, were named as defendants in a putative class action filed in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida, by a Health Management stockholder in connection with CHS’s proposed acquisition of Health Management, which was announced on July 30, 2013 (Aliaga v. Health Mgmt. Assocs., Inc. et al., Civ. No. 13-2288-CA). The complaint in this action alleges that Health Management’s directors breached their fiduciary duties to Health Management’s stockholders by, among other things, allowing Health Management to enter into a merger agreement containing: (i) what plaintiffs characterize as a no-solicitation clause that prevents Health Management from actively soliciting competing takeover bids; (ii) what plaintiffs characterize as a matching rights provision that allows CHS to review and match any unsolicited competing bids for Health Management; and (iii) a $109 million termination fee payable by Health Management to CHS in the event CHS’s proposed acquisition of Health Management is canceled in favor of a superior bid. The complaint also alleges that Health Management and CHS aided and abetted such purported breaches of fiduciary duty. The action seeks, among other things, equitable relief enjoining the proposed transaction and an award of attorney’s fees.

On August 5, 2013, another putative class action was filed in the Delaware Court of Chancery by two Health Management stockholders (Margolis et al. v. Schoen et al., C.A. No. 8774-CS). This action asserts substantially the same claims as the Florida action. We intend to defend both of these actions.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc. (referred to as the “Parent Issuer” for the remainder of this Note 12) is the primary obligor under the Credit Facilities, as well as our 6.125% Senior Notes due 2016 and our 7.375% Senior Notes due 2020. Certain of the Parent Issuer’s material domestic subsidiaries that are 100% owned (the “Guarantor Subsidiaries”) provide joint and several unconditional guarantees as to payment for borrowings under such long-term debt arrangements; however, other Parent Issuer subsidiaries (the “Non-Guarantor Subsidiaries”) have not been required to provide any such guarantees. See Note 3 herein and Note 2 to the audited consolidated financial statements included in our 2012 Form 10-K for further information regarding our long-term debt arrangements. Following are schedules which present condensed consolidating financial statements as of June 30, 2013 and December 31, 2012, as well as the three and six months ended June 30, 2013 and 2012. However, this financial information may not necessarily be indicative of the results of operations, cash flows or financial position of the Parent Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries if they had operated as independent entities.

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue before the provision for doubtful accounts	$—	$992,185	$713,082	$—	$1,705,267
Provision for doubtful accounts	—	(139,381)	(101,545)	—	(240,926)

Net revenue	—	852,804	611,537	—	1,464,341

Salaries and benefits	—	316,812	364,326	—	681,138
Supplies	—	153,269	79,475	—	232,744
Rent expense	—	20,700	22,507	—	43,207
Other operating expenses	—	187,155	162,083	—	349,238
Medicare and Medicaid HCIT incentive payments	—	(10,012)	(13,216)	—	(23,228)
Equity in the earnings of consolidated subsidiaries	(52,059)	—	—	52,059	—
Depreciation and amortization	7,031	54,606	34,827	—	96,464
Interest expense	65,768	2,625	1,541	—	69,934
Other	161	(421)	(1,581)	—	(1,841)

	20,901	724,734	649,962	52,059	1,447,656

Income (loss) from continuing operations before income taxes	(20,901)	128,070	(38,425)	(52,059)	16,685
Income tax (expense) benefit	28,270	(49,624)	16,692	—	(4,662)

Income (loss) from continuing operations	7,369	78,446	(21,733)	(52,059)	12,023
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Consolidated net income (loss)	7,369	78,446	(21,733)	(52,059)	12,023
Net income attributable to noncontrolling interests	—	—	(4,654)	—	(4,654)

Net income (loss) attributable to Health Management Associates, Inc.	$7,369	$78,446	$(26,387)	$(52,059)	$7,369

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Consolidated net income	$7,369	$78,446	$(21,733)	$(52,059)	$12,023
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	—	—	(4,519)	—	(4,519)
Adjustments for net (gains) losses reclassified into net income	—	—	(567)	—	(567)
Interest rate swap contract:
Reclassification adjustments for amortization into net income	17,951	—	—	—	17,951

Other comprehensive income before income taxes	17,951	—	(5,086)	—	12,865
Income tax expense related to items of other comprehensive income	(6,969)	—	1,781	—	(5,188)

Other comprehensive income (loss), net	10,982	—	(3,305)	—	7,677

Total consolidated comprehensive income (loss)	18,351	78,446	(25,038)	(52,059)	19,700
Total comprehensive income (loss) attributable to noncontrolling interests	—	—	(4,654)	—	(4,654)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$18,351	$78,446	$(29,692)	$(52,059)	$15,046

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue before the provision for doubtful accounts	$—	$1,017,533	$669,008	$—	$1,686,541
Provision for doubtful accounts	—	(127,057)	(87,506)	—	(214,563)

Net revenue	—	890,476	581,502	—	1,471,978

Salaries and benefits	—	329,534	316,399	—	645,933
Supplies	—	155,440	70,714	—	226,154
Rent expense	—	22,262	21,577	—	43,839
Other operating expenses	—	186,577	139,058	—	325,635
Medicare and Medicaid HCIT incentive payments	—	(191)	(2,680)	—	(2,871)
Equity in the earnings of consolidated subsidiaries	(82,239)	—	—	82,239	—
Depreciation and amortization	2,983	52,410	30,319	—	85,712
Interest expense	71,157	2,583	1,426	—	75,166
Other	(205)	(125)	(692)	—	(1,022)

	(8,304)	748,490	576,121	82,239	1,398,546

Income from continuing operations before income taxes	8,304	141,986	5,381	(82,239)	73,432
Income tax (expense) benefit	28,650	(55,002)	1,061	—	(25,291)

Income from continuing operations	36,954	86,984	6,442	(82,239)	48,141
Loss from discontinued operations, net of income taxes	—	—	(3,021)	—	(3,021)

Consolidated net income	36,954	86,984	3,421	(82,239)	45,120
Net income attributable to noncontrolling interests	—	(46)	(8,120)	—	(8,166)

Net income (loss) attributable to Health Management Associates, Inc.	$36,954	$86,938	$(4,699)	$(82,239)	$36,954

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Consolidated net income	$36,954	$86,984	$3,421	$(82,239)	$45,120
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	67	—	(602)	—	(535)
Adjustments for net (gains) losses reclassified into net income	—	—	(161)	—	(161)
Interest rate swap contract:
Reclassification adjustments for amortization into net income	20,080	—	—	—	20,080

Other comprehensive income (loss) before income taxes	20,147	—	(763)	—	19,384
Income tax expense related to items of other comprehensive income	(7,821)	—	268	—	(7,553)

Other comprehensive income (loss), net	12,326	—	(495)	—	11,831

Total consolidated comprehensive income	49,280	86,984	2,926	(82,239)	56,951
Total comprehensive income attributable to noncontrolling interests	—	(46)	(8,120)	—	(8,166)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$49,280	$86,938	$(5,194)	$(82,239)	$48,785

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue before the provision for doubtful accounts	$—	$2,051,299	$1,377,809	$—	$3,429,108
Provision for doubtful accounts	—	(285,296)	(196,509)	—	(481,805)

Net revenue	—	1,766,003	1,181,300	—	2,947,303

Salaries and benefits	—	654,271	711,058	—	1,365,329
Supplies	—	316,056	152,456	—	468,512
Rent expense	—	41,967	43,396	—	85,363
Other operating expenses	—	369,833	305,180	—	675,013
Medicare and Medicaid HCIT incentive payments	—	(12,752)	(14,302)	—	(27,054)
Equity in the earnings of consolidated subsidiaries	(127,501)	—	—	127,501	—
Depreciation and amortization	13,642	109,650	67,047	—	190,339
Interest expense	131,123	5,248	2,992	—	139,363
Other	845	(523)	(4,054)	—	(3,732)

	18,109	1,483,750	1,263,773	127,501	2,893,133

Income (loss) from continuing operations before income taxes	(18,109)	282,253	(82,473)	(127,501)	54,170
Income tax (expense) benefit	48,580	(94,168)	31,208	—	(14,380)

Income (loss) from continuing operations	30,471	188,085	(51,265)	(127,501)	39,790
Loss from discontinued operations, net of income taxes	—	—	—	—	—

Consolidated net income (loss)	30,471	188,085	(51,265)	(127,501)	39,790
Net income attributable to noncontrolling interests	—	—	(9,319)	—	(9,319)

Net income (loss) attributable to Health Management Associates, Inc.	$30,471	$188,085	$(60,584)	$(127,501)	$30,471

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Consolidated net income (loss)	$30,471	$188,085	$(51,265)	$(127,501)	$39,790
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	—	—	(399)	—	(399)
Adjustments for net (gains) losses reclassified into net income	—	—	(1,994)	—	(1,994)
Interest rate swap contract:
Reclassification adjustments for amortization into net income	36,307	—	—	—	36,307

Other comprehensive income before income taxes	36,307	—	(2,393)	—	33,914
Income tax expense related to items of other comprehensive income	(14,094)	—	836	—	(13,258)

Other comprehensive income (loss), net	22,213	—	(1,557)	—	20,656

Total consolidated comprehensive income (loss)	52,684	188,085	(52,822)	(127,501)	60,446
Total comprehensive income attributable to noncontrolling interests	—	—	(9,319)	—	(9,319)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$52,684	$188,085	$(62,141)	$(127,501)	$51,127

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue before the provision for doubtful accounts	$—	$2,056,733	$1,316,326	$—	$3,373,059
Provision for doubtful accounts	—	(251,603)	(164,221)	—	(415,824)

Net revenue	—	1,805,130	1,152,105	—	2,957,235

Salaries and benefits	—	673,902	631,115	—	1,305,017
Supplies	—	316,893	143,704	—	460,597
Rent expense	—	46,113	42,751	—	88,864
Other operating expenses	—	369,772	267,643	—	637,415
Medicare and Medicaid HCIT incentive payments	—	(2,622)	(4,839)	—	(7,461)
Equity in the earnings of consolidated subsidiaries	(173,696)	—	—	173,696	—
Depreciation and amortization	5,677	99,555	58,874	—	164,106
Interest expense	156,448	4,651	2,830	—	163,929
Other	(407)	(162)	1,187	—	618

	(11,978)	1,508,102	1,143,265	173,696	2,813,085

Income from continuing operations before income taxes	11,978	297,028	8,840	(173,696)	144,150
Income tax (expense) benefit	62,666	(115,044)	2,360	—	(50,018)

Income from continuing operations	74,644	181,984	11,200	(173,696)	94,132
Loss from discontinued operations, net of income taxes	—	—	(4,416)	—	(4,416)

Consolidated net income	74,644	181,984	6,784	(173,696)	89,716
Net income attributable to noncontrolling interests	—	(141)	(14,931)	—	(15,072)

Net income (loss) attributable to Health Management Associates, Inc.	$74,644	$181,843	$(8,147)	$(173,696)	$74,644

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Consolidated net income	$74,644	$181,984	$6,784	$(173,696)	$89,716
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	67	—	4,517	—	4,584
Adjustments for net (gains) losses reclassified into net income	—	—	103	—	103
Interest rate swap contract:
Reclassification adjustments for amortization into net income	40,533	—	—	—	40,533

Other comprehensive income before income taxes	40,600	—	4,620	—	45,220
Income tax expense related to items of other comprehensive income	(15,761)	—	(1,616)	—	(17,377)

Other comprehensive income, net	24,839	—	3,004	—	27,843

Total consolidated comprehensive income	99,483	181,984	9,788	(173,696)	117,559
Total comprehensive income attributable to noncontrolling interests	—	(141)	(14,931)	—	(15,072)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$99,483	$181,843	$(5,143)	$(173,696)	$102,487

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

June 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$(17,128)	$41,593	$4,727	$—	$29,192
Available-for-sale securities	—	—	56,722	—	56,722
Accounts receivable, net	—	574,464	415,994	—	990,458
Supplies, prepaid expenses and other assets	4,741	134,785	88,629	—	228,155
Prepaid and recoverable income taxes	74,385	—	—	—	74,385
Restricted funds	—	—	27,465	—	27,465
Assets held for sale	—	—	6,250	—	6,250

Total current assets	61,998	750,842	599,787	—	1,412,627
Property, plant and equipment, net	147,634	2,292,724	1,153,932	—	3,594,290
Investments in consolidated subsidiaries	3,818,156	—	—	(3,818,156)	—
Restricted funds	—	—	112,607	—	112,607
Intercompany receivables	1,025,500	191,308	—	(1,216,808)	—
Goodwill	—	652,819	375,384	—	1,028,203
Deferred charges and other assets	81,456	107,501	223,232	—	412,189

Total assets	$5,134,744	$3,995,194	$2,464,942	$(5,034,964)	$6,559,916

Current liabilities:
Accounts payable	$17,658	$97,290	$60,337	$—	$175,285
Accrued expenses and other current liabilities	90,397	189,319	216,633	—	496,349
Deferred income taxes	46,918	—	—	—	46,918
Current maturities of long-term debt and capital lease obligations	76,567	20,715	6,070	—	103,352

Total current liabilities	231,540	307,324	283,040	—	821,904
Deferred income taxes	336,912	—	—	—	336,912
Long-term debt and capital lease obligations, less current maturities	3,415,690	77,900	84,698	—	3,578,288
Intercompany payables	—	—	1,216,808	(1,216,808)	—
Other long-term liabilities	64,832	93,476	317,292	—	475,600

Total liabilities	4,048,974	478,700	1,901,838	(1,216,808)	5,212,704

Redeemable equity securities	—	—	252,719	—	252,719
Stockholders’ equity:
Total Health Management Associates, Inc. stockholders’ equity	1,085,770	3,516,494	301,662	(3,818,156)	1,085,770
Noncontrolling interests	—	—	8,723	—	8,723

Total stockholders’ equity	1,085,770	3,516,494	310,385	(3,818,156)	1,094,493

Total liabilities and stockholders’ equity	$5,134,744	$3,995,194	$2,464,942	$(5,034,964)	$6,559,916

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) continuing operating activities	$(91,482)	$259,301	$(40,150)	$127,669

Cash flows from investing activities:
Additions to property, plant and equipment	(43,436)	(58,335)	(41,217)	(142,988)
Acquisitions of hospitals and other ancillary health care businesses	—	—	(172,900)	(172,900)
Purchases of available-for-sale securities	(426,198)	—	(28,270)	(454,468)
Proceeds from sales of available-for-sale securities	491,654	—	27,481	519,135
Other investing activities	—	1,187	13,879	15,066

Net cash provided by (used in) continuing investing activities	22,020	(57,148)	(201,027)	(236,155)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	318,400	—	—	318,400
Principal payments on debt and capital lease obligations	(234,171)	(11,613)	(2,236)	(248,020)
Payments of debt issuance costs	(1,588)	—	—	(1,588)
Proceeds from exercises of stock options	25,026	—	—	25,026
Cash payments to noncontrolling shareholders	—	—	(19,715)	(19,715)
Changes in intercompany balances, net	(82,949)	(173,770)	256,719	—
Equity compensation excess income tax benefits	4,402	—	—	4,402

Net cash provided by (used in) continuing financing activities	29,120	(185,383)	234,768	78,505

Net increase (decrease) in cash and cash equivalents	(40,342)	16,770	(6,409)	(29,981)
Cash and cash equivalents at the beginning of the period	23,214	24,823	11,136	59,173

Cash and cash equivalents at the end of the period	$(17,128)	$41,593	$4,727	$29,192

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) continuing operating activities	$(18,099)	$190,917	$118,183	$291,001

Cash flows from investing activities:
Additions to property, plant and equipment	(5,912)	(144,142)	(44,121)	(194,175)
Acquisitions of hospitals and other ancillary health care businesses	—	(800)	(65,873)	(66,673)
Purchases of available-for-sale securities	(876,728)	—	(25,007)	(901,735)
Proceeds from sales of available-for-sale securities	883,486	—	22,631	906,117
Other investing activities	—	—	976	976

Net cash provided by (used in) continuing investing activities	846	(144,942)	(111,394)	(255,490)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	17,000	—	—	17,000
Principal payments on debt and capital lease obligations	(51,474)	(7,246)	(2,352)	(61,072)
Cash received from noncontrolling shareholders	—	—	3,591	3,591
Cash payments to noncontrolling shareholders	—	(1,215)	(22,066)	(23,281)
Changes in intercompany balances, net	23,642	(49,094)	25,452	—
Equity compensation excess income tax benefits	1,407	—	—	1,407

Net cash provided by (used in) continuing financing activities	(9,425)	(57,555)	4,625	(62,355)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(26,678)	(11,580)	11,414	(26,844)
Net cash used in discontinued operations	—	—	(999)	(999)

Net increase (decrease) in cash and cash equivalents	(26,678)	(11,580)	10,415	(27,843)
Cash and cash equivalents at the beginning of the period	28,586	47,094	(11,537)	64,143

Cash and cash equivalents at the end of the period	$1,908	$35,514	$(1,122)	$36,300

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Subsequent Event

On July 29, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Community Health Systems, Inc. (“CHS”) and FWCT-2 Acquisition Corporation, an indirect, wholly-owned subsidiary of CHS (“Merger Sub”) pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into us and we will become an indirect, wholly-owned subsidiary of CHS (the “Merger”).

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.01 per share, (the “HMA Common Stock”) issued and outstanding immediately prior to the Effective Time (other than our treasury shares and any of our shares owned by CHS, Merger Sub or any subsidiary of CHS (other than Merger Sub), us or Merger Sub, and other than shares of HMA Common Stock as to which dissenters’ rights have been properly exercised) will be cancelled and converted into the right to receive (i) $10.50 in cash, without interest (the “Cash Consideration”), (ii) 0.06942 (the “Exchange Ratio”) of a share of common stock, par value $0.01 per share, of CHS (the “CHS Common Stock”) and (iii) one contingent value right (each, a “CVR” and collectively, the “CVRs”) issued by CHS subject to and in accordance with the CVR Agreement described below (collectively, the “Merger Consideration”).

Additionally, at the Effective Time, (i) each outstanding option to acquire shares of HMA Common Stock, whether or not then vested, will be cancelled and terminated in exchange for the right to receive a number of shares of HMA Common Stock equal to the number of shares of HMA Common Stock subject to such stock option minus the number of shares of HMA Common Stock subject to such option which, when multiplied by the per share closing price of Company Common Stock as reported on the New York Stock Exchange the day before the Effective Time, is equal to the aggregate exercise price of such option; (ii) each outstanding restricted stock award, whether or not then vested, will vest in full and be treated as an outstanding share of HMA Common Stock; (iii) each deferred stock award that is then outstanding, whether or not then vested, will be cancelled and exchanged for a number of shares of HMA Common Stock underlying such deferred stock award so cancelled; and (iv) each performance cash award, whether or not then vested, will vest in full and be cancelled in exchange for a lump sum cash payment. Any shares of HMA Common Stock issued pursuant to the foregoing will be cancelled and converted into the right to receive the Merger Consideration at the Effective Time.

The Merger Agreement provides that we may not solicit competing acquisition proposals, subject to certain exceptions designed to allow our board of directors to fulfill its fiduciary duties.

The consummation of the Merger is subject to closing conditions, including the approval of holders of at least 70% of our outstanding shares, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the receipt of certain healthcare regulatory approvals, the absence of certain governmental adverse events occurring with respect to us, the absence of a “material adverse effect” with respect to us or CHS, no change of control acceleration of our debt having occurred, and other conditions customary for a transaction of this type.

The Merger Agreement also provides for certain termination rights for both us and CHS. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay CHS a termination fee of $109 million. In the event either party terminates the Merger Agreement because our stockholders do not approve the Merger Agreement, then we may be required to pay CHS a fixed amount of expense reimbursement of $40 million.

We and CHS each made certain representations, warranties and covenants in the Merger Agreement, including, among other things, covenants by us and CHS to conduct our businesses in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger.

Upon the closing of the Merger, CHS and a trustee mutually acceptable to us and CHS will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) governing the terms of the CVRs. A holder of a CVR will be entitled to receive a cash payment of $1.00 per CVR (the “CVR Payment”), following and conditioned upon the final resolution of certain of our legal matters (the “Existing Litigation”). If the amount of certain specified losses (including attorneys fees and expenses) arising out of or relating to the Existing Litigation exceeds $18,000,000 (the “Deductible”), the amount paid to the CVR holders would be reduced by $0.90 for each dollar for which the amount of such losses exceeds the Deductible. For purposes of calculating the CVR Payment, the amount of such losses will be net of any amounts actually recovered by CHS under insurance policies. After the closing of the Merger, CHS shall control the management and disposition of the Existing Litigation, including with respect to the defense, negotiation and settlement thereof.

As described in Note 7, some noncontrolling shareholders may require our affected subsidiary to purchase their minority equity holdings. Specifically, we may be required to purchase the 30% noncontrolling interest in Lake Norman Regional Medical Center for the higher of fair market value or $150.0 million upon the completion of the Merger. Accordingly, upon entering into the Merger Agreement, it became probable that the noncontrolling interest will become redeemable. As such, subsequent to June 30, 2013 and up to the estimated date of closing, we will record adjustments to the noncontrolling interest and recognize the respective impact to diluted earnings per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

As of June 30, 2013, Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operated 71 hospitals with a total of 11,065 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. The operating results of hospitals and other ancillary health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

On July 29, 2013, we entered into a definitive merger agreement with Community Health Systems, Inc. (“CHS”) pursuant to which, subject to the satisfaction of certain conditions, CHS will acquire us as described in more detail in Note 13 to the Interim Condensed Consolidated Financial Statements in Item 1.

Effective August 1, 2013, John M. Starcher Jr. was named our Interim President and Chief Executive Officer, succeeding Gary D. Newsome who retired as President, Chief Executive Officer and member of the board of directors effective July 31, 2013.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1. Discontinued operations were not material to our consolidated results of operations during the periods presented herein.

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

Income from continuing operations before income taxes was $16.7 million during the three months ended June 30, 2013, a decrease of 77.3% from $73.4 million for the same period in the prior year. A decrease in same three month hospital inpatient admissions of 6.7% substantially impacted our income from continuing operations before income taxes. We believe that a significant portion of the inpatient admission decrease in the three months ended June 30, 2013 was attributable to a decrease in uninsured inpatient volumes and a substantial increase in observation stays, in each case compared to the same period in the prior year. Observation stays for the three months ended June 30, 2013, which are reimbursed at significantly lower amounts than inpatient admissions, increased approximately 11.8%, and observation stays greater than 48 hours increased by more than 18%, in each case compared to the same period in the prior year. The primary contributor to the increase in observation stays was an increase in Medicare/Medicaid advantage business as compared to traditional Medicare business during the three months ended June 30, 2013 as compared to the same period in the prior year.

During the three months ended June 30, 2013 we experienced growth in our net revenue before the provision for doubtful accounts over the three months ended June 30, 2012 of approximately 1.1%. Such growth principally resulted from our April 1, 2013 acquisition of an 80% interest in Bayfront Health System, which includes Bayfront Medical Center, a tertiary and teaching hospital in St. Petersburg, Florida that is licensed to operate 480 beds, and certain health care operations. Items that adversely affected our operations and profitability during the three months ended June 30, 2013 included (i) declines in admissions, as discussed above, adjusted admissions and surgery volume resulting primarily from increased efforts by managed care/commercial payors to reduce inpatient utilization, as well as the ongoing impact of recovery audit contractor (“RAC”) audits and governmental investigations impacting physician practice patterns; and (ii) increases in the provision for doubtful accounts. Partially offsetting these factors were declines in operating costs due to volume as well as a result of expense management efforts. In addition, during the three months ended June 30, 2013. We recognized a benefit of approximately $23.2 million under various Medicare and Medicaid Healthcare Information Technology programs (collectively, the “HCIT Programs”). We recognized $2.9 million for such HCIT Programs during the three months ended June 30, 2012.

In light of the Health Care Reform Act, we have designed our strategic operational objectives to, among other things, increase patient volume and achieve greater operational efficiencies. Our specific plans focus on center-led capabilities and include, among other things, utilizing experienced local and regional management teams, modifying physician employment agreements, renegotiating payor and vendor contracts, developing action plans responsive to feedback from patient, physician and employee satisfaction surveys and maintaining cost effective home office and regional service center operations. Based on the needs of the communities that we serve, we also seek opportunities for market service development, including, among other things, establishing ambulatory surgical centers, urgent care centers, cardiac cath labs, angiography suites and orthopedic, cardiology and neurology/neurosurgery centers of excellence. Furthermore, we are investing significant resources in physician recruitment and retention, emergency room operations, advanced robotic surgical systems, replacement hospital construction and other capital projects. For example, we have deployed new MAKOplasty® and da Vinci® robotic surgical systems at many of our hospitals and, in January 2013, we opened a newly constructed general acute care hospital in Poplar Bluff, Missouri to replace our north campus facility in that marketplace. We believe that our strategic initiatives, coupled with appropriate executive management oversight, centralized support and innovative marketing campaigns, will enhance patient, physician and employee satisfaction, improve clinical outcomes and yield increased surgical volume, emergency room visits and admissions. Additionally, as we consider potential acquisitions, joint ventures and partnerships for the remainder of 2013 and beyond, we believe that continually improving our existing operations provides us with a fundamentally sound infrastructure upon which we can add hospitals and other ancillary health care businesses.

We have also taken steps that we believe are necessary to achieve industry leadership in patient safety and quality. Our goal is to be one of the highest rated health care providers of any hospital system in the country, as measured by Medicare. We measure key performance objectives, maintain accountability for achieving those objectives and recognize the leaders whose quality indicators and clinical outcomes demonstrate improvement. As most recently reported by the Centers for Medicare and Medicaid Services, all four of our core measure care areas (i.e., myocardial infarction, congestive heart failure, pneumonia and surgical care improvement project) have dramatically improved since the commencement of our clinical quality initiatives and we are now one of the top ranked systems in core measures amongst large for-profit hospital companies. Additionally, The Joint Commission, a leading independent not-for-profit organization that accredits and certifies health care organizations in the United States, in 2012 named 64% of our hospitals as Top Performers on Key Quality Measures, which compared to a nationwide achievement rate of approximately 18%. Moreover, 77% of our hospitals that were top performers during 2010 were once again recognized by The Joint Commission during 2012 based on 2011 quality performance statistics. To determine top performers, The Joint Commission aggregates certain evidence-based accountability data, including core measurement performance data.

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

During the past several years, various economic and other factors have resulted in a large number of uninsured and underinsured patients seeking health care in the United States. Self-pay admissions as a percent of total admissions at our hospitals were approximately 6.7% and 7.3% during the three months ended June 30, 2013 and 2012, respectively. We continue to take various measures to address the impact of uninsured and underinsured patients on our business. Additionally, one of the primary goals of the Health Care Reform Act is to provide health insurance coverage to more Americans. Nevertheless, there can be no assurances that our self-pay admissions will not grow in future periods, especially in light of the prolonged downturn in the economy and correspondingly higher levels of unemployment in many of the markets served by our hospitals. Therefore, we regularly evaluate our self-pay patient policies and programs and consider changes or modifications as circumstances warrant.

On June 25, 2013, Glenview Capital Partners, L.P. and certain of its affiliated investment funds (collectively, “Glenview”) filed with the Securities and Exchange Commission (the “SEC”) a preliminary consent solicitation statement which, among other things, seeks consent from our stockholders to remove all of the members of our current Board of Directors and replace them with members nominated by Glenview (such nominees, the “Glenview Nominees”). On July 19, 2013, Glenview filed its definitive consent solicitation statement with the SEC and is currently soliciting consents from our stockholders. On July 19, 2013, we filed a definitive consent revocation statement with the SEC which provides our stockholders with an opportunity to revoke any consent they previously granted to Glenview and we are currently soliciting consent revocations from our stockholders.

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

Three Months ended June 30, 2013 Compared to the Three Months ended June 30, 2012

The tables below summarize our operating results for the applicable periods. Hospitals that were owned/leased and operated by us for one year or more as of June 30, 2013 are referred to as our same three month hospitals. For all year-over-year comparative discussions herein, the operating results of our same three month hospitals are only considered to the extent that there was a similar period of operation in both years.

	Three Months Ended June 30,
	2013		2012
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue before the provision for doubtful accounts	$1,705,267		$1,686,541
Provision for doubtful accounts	(240,926)		(214,563)

Net revenue	1,464,341	100.0%	1,471,978		100.0%

Salaries and benefits	681,138	46.5	645,933		43.9
Supplies	232,744	15.9	226,154		15.4
Rent expense	43,207	3.0	43,839		3.0
Other operating expenses	349,238	23.8	325,635		22.1
Medicare and Medicaid HCIT incentive payments	(23,228)	(1.6)	(2,871)		(0.2)
Depreciation and amortization	96,464	6.6	85,712		5.8
Interest expense	69,934	4.8	75,166		5.1
Other	(1,841)	(0.1)	(1,022)		(0.1)

	1,447,656	98.9	1,398,546		95.0

Income from continuing operations before income taxes	16,685	1.1	73,432		5.0
Provision for income taxes	(4,662)	(0.3)	(25,291)		(1.7)

Income from continuing operations	$12,023	0.8%	$48,141		3.3%

	Three Months Ended June 30,		Change		Percent Change
	2013	2012
Same Three Month Hospitals*
Occupancy	37.0%	39.4%	(240	) bps**	n/a
Patient days	342,085	361,924	(19,839)		(5.5)%
Admissions	80,658	86,467	(5,809)		(6.7)%
Adjusted admissions †	168,009	172,194	(4,185)		(2.4)%
Emergency room visits	439,704	453,964	(14,260)		(3.1)%
Surgeries	97,605	99,808	(2,203)		(2.2)%
Outpatient revenue percent ¿	57.8%	54.9%	290	bps	n/a
Inpatient revenue percent ¿	42.2%	45.1%	(290	) bps	n/a
Total Hospitals
Occupancy	37.4%	39.4%	(200	) bps	n/a
Patient days	361,464	361,924	(460)		(0.1)%
Admissions	84,462	86,467	(2,005)		(2.3)%
Adjusted admissions †	172,911	172,194	717		0.4%
Emergency room visits	452,201	453,964	(1,763)		(0.4)%
Surgeries	99,996	99,808	188		0.2%
Outpatient revenue percent ¿	57.3%	54.9%	240	bps	n/a
Inpatient revenue percent ¿	42.7%	45.1%	(240	) bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume
¿	Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the three months ended June 30, 2013 was approximately $1,705.3 million as compared to $1,686.5 million during the three months ended June 30, 2012. This change represented an increase of $18.8 million, or 1.1%. Bayfront Health System contributed $76.4 million of net revenue before the provision for doubtful accounts. This amount was offset by a decrease of $57.7 million at our same three month hospitals in net revenue before the provision for doubtful accounts and such decrease was primarily the result of a shift in payor mix and a reduction in surgeries, increased observation stays and the impact of sequestration.

Our provision for doubtful accounts during the three months ended June 30, 2013 increased 140 basis points to 14.1% of net revenue before the provision for doubtful accounts as compared to 12.7% of net revenue before the provision for doubtful accounts during the same period in the prior year. This change was primarily due to an increase in amounts considered to be patient responsibility including deductibles, co-payments and other amounts not covered by insurance.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue before the provision for doubtful accounts and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and divide the resulting total by the sum of our (a) net revenue before the provision for doubtful accounts, (b) uninsured self-pay patient discounts and (c) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the three months ended June 30, 2013 and 2012, our Uncompensated Patient Care Percentage was 30.3% and 27.2%, respectively. This 310 basis point increase during the current period primarily reflects increased outpatient self-pay volume, particularly in our emergency rooms, and greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) increased from 43.9% during the three months ended June 30, 2012 to 46.5% during the same period in 2013. This increase was primarily due to disproportionately higher costs at our recent acquisitions, increased physician employment, investments in personnel as a part of centralization efforts at regional service centers, and severance accruals associated with certain employment arrangements entered into prior to 2013 with then non-executive officers. Such costs were partially offset by adjustments in staffing corresponding to changes in inpatient and outpatient volume, as well as the outsourcing of certain hospital support services.

Other operating expenses as a percent of net revenue increased from 22.1% during the three months ended June 30, 2012 to 23.8% during the same period in 2013. This increase was primarily due certain support services at our hospitals that have been outsourced and/or contracted to third parties.

Depreciation and amortization increased approximately $10.8 million during comparable periods. This increase resulted from: (i) our recent acquisitions; (ii) depreciation associated with hospitals that were replaced in early 2013 and 2012; and (iii) an increase in capitalized equipment.

Interest expense decreased from approximately $75.2 million during the three months ended June 30, 2012 to $69.9 million during the same period in 2013. Such decrease was primarily due to non-cash interest expense of $19.3 million in the three months ended June 30, 2013 attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that we recognized in our consolidated statement of income, as compared to $22.3 million of corresponding non-cash interest expense during the three months ended June 30, 2012. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our long-term debt arrangements and capital lease obligations.

Our effective income tax rates were approximately 27.9% and 34.4% during the three months ended June 30, 2013 and 2012, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 1080 basis points and 430 basis points during the three months ended June 30, 2013 and 2012, respectively.

Six Months ended June 30, 2013 Compared to the Six Months ended June 30, 2012

The tables below summarize our operating results for the applicable periods. Hospitals that were owned/leased and operated by us for one year or more as of June 30, 2013 are referred to as our same six month hospitals. For all year-over-year comparative discussions herein, the operating results of our same six month hospitals are only considered to the extent that there was a similar period of operation in both years.

	Six Months Ended June 30,
	2013		2012
	Amount	Percent of Net Revenue	Amount		Percent of Net Revenue
	(in thousands)		(in thousands)
Net revenue before the provision for doubtful accounts	$3,429,108		$3,373,059
Provision for doubtful accounts	(481,805)		(415,824)

Net revenue	2,947,303	100.0%	2,957,235		100.0%

Salaries and benefits	1,365,329	46.3	1,305,017		44.1
Supplies	468,512	15.9	460,597		15.6
Rent expense	85,363	2.9	88,864		3.0
Other operating expenses	675,013	22.9	637,415		21.6
Medicare and Medicaid HCIT incentive payments	(27,054)	(0.9)	(7,461)		(0.3)
Depreciation and amortization	190,339	6.5	164,106		5.6
Interest expense	139,363	4.7	163,929		5.5
Other	(3,732)	(0.1)	618		—

	2,893,133	98.2	2,813,085		95.1

Income from continuing operations before income taxes	54,170	1.8	144,150		4.9
Provision for income taxes	(14,380)	(0.5)	(50,018)		(1.7)

Income from continuing operations	$39,790	1.3%	$94,132		3.2%

	Six Months Ended June 30,				Percent
	2013	2012	Change		Change
Same Three Month Hospitals*
Occupancy	39.5%	41.6%	(210	) bps**	n/a
Patient days	718,002	763,029	(45,027)		(5.9)%
Admissions	165,840	179,845	(14,005)		(7.8)%
Adjusted admissions †	335,580	350,148	(14,568)		(4.2)%
Emergency room visits	883,207	897,079	(13,872)		(1.5)%
Surgeries	192,580	199,924	(7,344)		(3.7)%
Outpatient revenue percent ¿	56.7%	53.9%	280	bps	n/a
Inpatient revenue percent ¿	43.3%	46.1%	(280	) bps	n/a
Total Hospitals
Occupancy	39.4%	41.6%	(220	) bps	n/a
Patient days	740,830	763,029	(22,199)		(2.9)%
Admissions	170,741	179,845	(9,104)		(5.1)%
Adjusted admissions †	343,194	350,148	(6,954)		(2.0)%
Emergency room visits	908,313	897,079	11,234		1.3%
Surgeries	195,996	199,924	(3,928)		(2.0)%
Outpatient revenue percent ¿	56.5%	53.9%	260	bps	n/a
Inpatient revenue percent ¿	43.5%	46.1%	(260	) bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume
¿	Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the six months ended June 30, 2013 was approximately $3,429.1 million as compared to $3,373.1 million during the six months ended June 30, 2012. This change represented an increase of $56.0 million, or 1.7%. Our same six month hospitals accounted for a decrease of $38.7 million in net revenue before the provision for doubtful accounts and such decrease was primarily the result of a shift in payor mix and a reduction in surgeries, increased observation stays and the impact of sequestration. Our acquisition of Bayfront Health System offset the decrease in our net revenue before the provision for doubtful accounts.

Our provision for doubtful accounts during the six months ended June 30, 2013 increased 180 basis points to 14.1% of net revenue before the provision for doubtful accounts as compared to 12.3% of net revenue before the provision for doubtful accounts during the same period in the prior year. This change was primarily due to an increase in revenue from uninsured self-pay patients and amounts considered to be patient responsibility including deductibles, co-payments and other amounts not covered by insurance. During the six months ended June 30, 2013 and 2012, our Uncompensated Patient Care Percentage was 29.5% and 26.7%, respectively. This 280 basis point increase during the current period primarily reflects increased outpatient self-pay volume, particularly in our emergency rooms, and greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) increased from 44.1% during the six months ended June 30, 2012 to 46.3% during the same period in 2013. This increase was primarily due to disproportionately higher costs at our recent acquisitions, increased physician employment, investments in personnel as a part of centralization efforts at regional service centers in early 2013, and severance accruals associated with certain employment arrangements entered into prior to 2013 with then non-executive officers. Such costs were partially offset by adjustments in staffing corresponding to changes in inpatient and outpatient volume, as well as the outsourcing of certain hospital support services.

Other operating expenses as a percent of net revenue increased from 21.6% during the six months ended June 30, 2012 to 22.9% during the same period in 2013. This increase was primarily due to certain support services at our hospitals that have been outsourced and/or contracted to third parties.

Depreciation and amortization increased approximately $26.2 million during comparable periods. This increase resulted from: (i) our recent acquisitions; (ii) depreciation associated with hospitals that were replaced in early 2013 and 2012; and (iii) an increase in capitalized equipment.

Interest expense decreased from approximately $163.9 million during the six months ended June 30, 2012 to $139.4 million during the same period in 2013. Such decrease was primarily due to non-cash interest expense of $37.0 million during the six months ended June 30, 2013 attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that we recognized in our consolidated statement of income, as compared to $59.0 million of corresponding non-cash interest expense during the same period in 2012. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our long-term debt arrangements and capital lease obligations.

Our effective income tax rates were approximately 26.5% and 34.7% during the six months ended June 30, 2013 and 2012, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 550 basis points and 410 basis points during the six months ended June 30, 2013 and 2012, respectively. In addition, our 2013 provision for income taxes was favorably impacted by the satisfactory conclusion of certain state tax audits and examinations.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Additionally, at June 30, 2013 we had approximately $297.1 million of borrowing capacity under our $500.0 million long-term revolving credit facility available for general business purposes, including acquisitions. As discussed at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1, on April 1, 2013, we funded the entire purchase price of our acquisition of an 80% interest in a 480-bed Florida-based hospital and certain related health care operations (collectively, “Bayfront Health System”) with a net borrowing of approximately $162.0 million under our long-term revolving credit facility. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs.

The table below summarizes our recent cash flow activity (in thousands).

	Six Months Ended June 30,
	2013	2012
Sources (uses) of cash and cash equivalents:
Operating activities	$127,669	$291,001
Investing activities	(236,155)	(255,490)
Financing activities	78,505	(62,355)
Discontinued operations	—	(999)

Net decreases in cash and cash equivalents	$(29,981)	$(27,843)

Operating Activities

Our cash flows from continuing operating activities decreased approximately $163.3 million, or 56.1%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease primarily related to (i) an overall decline in net income during 2013 as compared to 2012; (ii) higher collections of acquisition related receivables during the six months ended June 30, 2012 as compared to the six months ended June 30, 2013, due to the receipt, or lack there-of, of tie-in notices in the applicable periods; (iii) an increase in our interest payments during 2013 when compared to 2012; and (iv) a net decrease in our liabilities during 2013 as compared to 2012 due to the amount and timing of payments associated with such liabilities.

As we have not received tie-in notices, we believe that our cash flows from continuing operating activities may be adversely impacted through 2013 by delayed cash collections on accounts receivable at Bayfront Health System. However, our $500.0 million long-term revolving credit facility, which is described under “Capital Resources” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1, is available to provide post-acquisition working capital, if necessary, while we await the necessary approvals for our Medicare and Medicaid provider numbers for Bayfront Health System and the ultimate collection of the related accounts receivable. We also believe that the professional and other costs of our ongoing government investigations and proxy solicitations, while difficult to predict, will continue and will vary throughout the duration of such investigations. We expect that those costs will be paid with our cash flows from continuing operating activities. See Note 11 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding such government investigations and proxy solicitations. Although subject to change due to a variety of factors beyond our control, we project that (i) during the twelve months ending June 30, 2014 we will pay approximately $51.6 million to the counterparties of our interest rate swap contract, which is discussed at Note 2(a) to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and (ii) we will receive additional reimbursement under the meaningful use measurement standard of the HCIT Programs ranging from $50 million to $60 million during the year ending December 31, 2013.

Investing Activities

Cash used in investing activities during 2013 included (i) approximately $143.0 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a 250-bed hospital that opened on January 26, 2013 to replace the north campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri); and (ii) $172.9 million to acquire an 80% interest in Bayfront Health System and four ancillary health care businesses including working capital. Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $64.7 million from buying and selling such securities during 2013.

Cash used in investing activities during 2012 included: (i) approximately $194.2 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a replacement hospital in Monroe, Georgia that opened on April 22, 2012 and the abovementioned 250-bed hospital in Poplar Bluff, Missouri); and (ii) $61.9 million to acquire an 80% interest in each of five Oklahoma-based hospitals (the Integris Hospitals); (iii) $4.8 million to acquire four ancillary health care businesses; and (iv) a $1.8 million net increase in our restricted funds. Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $4.4 million from buying and selling such securities during the six months ended June 30, 2012. During such period, we also received (i) $1.4 million of proceeds from the sale of the remaining real property at the Woman’s Center at Dallas Regional Medical Center, our closed hospital facility in Mesquite, Texas, and (ii) $1.4 million of proceeds from sales of assets and insurance recoveries.

Financing Activities

During the six months ended June 30, 2013, we borrowed $318.4 million under our $500.0 million long-term revolving credit facility, which we used for working capital and our acquisition of Bayfront Health System. Additionally, we made principal payments on our other long-term debt and capital lease obligations of approximately $248.0 million during such period, including a $31.5 million excess cash flow payment as required under our Credit Facilities described below, as well as repayments of amounts borrowed thereunder. We also paid $19.7 million to noncontrolling shareholders for recurring distributions and purchases of their shares in certain of our subsidiaries. Partially offsetting these cash outlays were: (i) $25.0 million of cash proceeds from exercises of stock options and (ii) $4.4 million of excess income tax benefits from our stock-based compensation arrangements. See Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our long-term debt arrangements and capital lease obligations.

During the six months ended June 30, 2012, we borrowed and repaid $17.0 million under our $500.0 million long-term revolving credit facility, the proceeds were used for acquisition working capital. Additionally, we made principal payments on our other long-term debt and capital lease obligations of approximately $44.1 million during such period. We also paid $23.3 million to noncontrolling shareholders for recurring distributions and purchases of their subsidiary shares. Partially offsetting these cash outlays were (i) $1.4 million of excess income tax benefits from our stock-based compensation arrangements and (ii) $3.6 million that we received from noncontrolling shareholders to acquire minority equity interests in two of our joint ventures.

Discontinued Operations

Cash used by our discontinued operations during 2012 was approximately $1.0 million. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our discontinued operations.

Days Sales Outstanding

To calculate days sales outstanding, or DSO, we initially divide quarterly net revenue before the provision for doubtful accounts by the number of days in the quarter. The result is divided into the net patient accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 52 days at June 30, 2013, which compares to 50 days at December 31, 2012 and 48 days at June 30, 2012. The delay in the receipt of tie-in notices at Bayfront Health System negatively impacted our DSO by approximately two days at June 30, 2013.

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

On July 29, 2013, we obtained the agreement of the requisite lenders under the Credit Facilities to (i) waive any default which would otherwise arise if the Glenview Nominees are elected or appointed as directors of the Company, provided that such Glenview Nominees are approved by at least a majority of the current board of directors of the Company and (ii) make a technical clarification to the definition of “Change of Control” to provide that the Company may enter into a merger or similar agreement and not trigger a “Change of Control” event of default until the transaction contemplated by such agreement is consummated. In addition, after interviews of all of the Glenview Nominees had been conducted, our board of directors approved the Glenview Nominees on August 1, 2013 solely for purposes of preventing a “Change of Control” under the indenture governing our 7.375% Senior Notes due 2020 and the Credit Facilities and preventing a “Fundamental Change” under the terms of the indenture governing our 3.75% Convertible Senior Subordinated Notes due 2028 and for no other purpose.

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

Our mandatory principal payments under the Credit Facilities for the twelve months ending June 30, 2014 are approximately $76.2 million. Except as described above in respect of the Term Loan B, we have the right to prepay amounts outstanding under the Credit Facilities at any time without penalty. As of June 30, 2013, the effective interest rates on the Term Loan A and the Term Loan B were 2.8% and 3.5%, respectively. Those rates remained unchanged as of July 26, 2013.

Throughout the Revolving Credit Agreement’s five-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the six months ended June 30, there were borrowings of $318.4 million thereunder including borrowings of $210.0 million to fund the acquisition of Bayfront Health System, which we completed on April 1, 2013 (see Note 7 to the Interim Condensed

Consolidated Financial Statements in Item 1 for information about such acquisition). As of July 26, 2013, the amount available for borrowing under the Revolving Credit Agreement was approximately $297.1 million, which reflected the then outstanding balance of $150.0 million thereunder and $52.9 million of standby letters of credit in favor of third parties. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.7% on July 26, 2013.

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

Demand Promissory Note. We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest under the demand promissory note will be immediately due and payable upon the bank’s written demand. We did not borrow under this credit facility during the six months ended June 30, 2013. The demand promissory note’s effective interest rate on July 26, 2013 was approximately 2.3%; however, there were no amounts outstanding thereunder on such date.

Debt Covenants

The Credit Facilities and the indentures governing our 3.75% Convertible Senior Subordinated Notes due 2028, 7.375% Senior Notes due 2020 and 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At June 30, 2013, we were in compliance with all of the covenants contained in those debt agreements. Although there can be no assurances, we believe that we will continue to be in compliance with all of our debt covenants. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could, among other things, subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

Dividends

The Credit Facilities and the indentures for certain of our other debt agreements restrict our ability to pay cash dividends.

Standby Letters of Credit

As of July 26, 2013, we maintained approximately $52.9 million of standby letters of credit in favor of third parties with various expiration dates through July 2, 2014. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Interest Rate Swap Contract

As required by a former credit facility, we entered into a seven-year receive variable/pay fixed interest rate swap contract during February 2007. As part of a restructuring of our long-term debt on November 18, 2011, our former credit facility was terminated but the interest rate swap contract was not. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for us to pay interest on the contract’s notional amount, which was originally expected to reasonably approximate the declining principal balance of a term loan under the former credit facility. Interest payable to the counterparties is determined by reference to, among other things, LIBOR rates. As of June 30, 2013, the notional amount of the interest rate swap contract was approximately $1,675.1 million. The estimated fair value of our liability for the interest rate swap contract on such date was $51.6 million and we project that such amount will be payable to the counterparties during the twelve months ending June 30, 2014. However, our aggregate payments through the contract’s expiration in February 2014 are subject to change based on, among other things, future LIBOR rates. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding the estimated fair value of our interest rate swap contract.

Net interest payable or receivable is settled between us and the counterparties at the end of each calendar quarter. We intend to fund any net interest payable to the counterparties with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that our capital expenditures for property, plant and equipment will range from 5.0% to 5.5% of our net revenue after the provision for doubtful accounts for the year ending December 31, 2013. As of June 30, 2013, we had undertaken several hospital renovation and expansion projects and various information technology hardware and software upgrades. We do not believe that any of our construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

Part of our strategic business plan calls for us to acquire hospitals and other ancillary health care businesses in non-urban communities that are aligned with our business model, available at a reasonable price and otherwise meet our strict acquisition criteria. We typically fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. Specifically, on April 1, 2013, we funded the entire purchase price of our acquisition of an 80% interest in a 480-bed Florida-based hospital and certain related health care operations with borrowings under the Revolving Credit Agreement. This acquisition is discussed at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1.

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

During the six months ended June 30, 2013, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. However, see Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for a discussion of certain modifications to the Credit Facilities during the six months ended June 30, 2013 that affect the determination of the variable interest rates thereunder.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our Interim President and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Interim President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

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

Medicare/Medicaid Billing Lawsuits. On January 11, 2010, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Item 1.) and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which was similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the U.S. District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. The Government’s motion remains pending at this time. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. On July 10, 2013, the court denied plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

On March 14, 2012, the U.S. District Court for the Southern District of Florida ordered the unsealing and amendment of a qui tam lawsuit filed on February 8, 2010, captioned United States of America ex rel. Bruce L. Boros, M.D. and Joseph E. O’Lear, M.D. v. Health Management Associates, Inc. and Key West HMA, LLC (Case No. 2010:10-cv-10013-KMM). Also on March 14, 2012, the court unsealed the United States’ notice of its intention not to intervene with respect to the remaining claims at that time. On or about March 27, 2012, the plaintiffs filed a second amended complaint. In the second amended complaint, the plaintiffs alleged that the defendants performed unnecessary and improper cardiac catheterization procedures at our Lower Keys Medical Center in Key West, Florida and presented false or fraudulent claims for reimbursement to Medicare and other health care programs funded by the federal government for such allegedly unnecessary and improper procedures. The plaintiffs sought recovery under the False Claims Act in the amount of triple the amount of the actual damages that the United States has allegedly sustained as a result of the defendants’ actions, plus civil penalties of not less than $5,000 and not more than $11,000 for each violation, and other relief. On August 14, 2012, the plaintiffs filed a third amended complaint, which was similar to the second amended complaint. On August 31, 2012, the defendants moved to dismiss the third amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On October 24, 2012, the defendants’ motion to dismiss was granted. On December 28, 2012, the court allowed the plaintiffs to file a fourth amended complaint, which was similar to the third amended complaint. On January 18, 2013, the defendants moved to dismiss the fourth amended complaint on the same bases set forth in their previous motion to dismiss. On March 1, 2013, the U.S. District Court granted the defendants’ motion to dismiss the fourth amended complaint with prejudice. On March 29, 2013, the U.S. District Court, in response to a motion filed by the United States of America, entered an order clarifying that its March 1, 2013 order granting defendants’ motion to dismiss was without prejudice to the United States of America. On April 2, 2013, the defendants filed a motion to vacate the court’s March 29, 2013 order. On June 25, 2013, the U.S. District Court granted the defendants’ motion to vacate the court’s March 29, 2013 order. On July 12, 2013, the defendants filed an opposition to the United States Motion for Clarification. On

July 26, 2013, the U.S. District Court granted the United States Motion for Clarification and ordered that the dismissal of the fourth amended complaint is without prejudice as to the United States. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

On July 31, 2013, Health Management received a courtesy copy of a qui tam lawsuit captioned United States ex rel. Williams v. Health Management Associates, Inc. Health Management has not yet been formally served with that complaint, which is pending in the U.S. District Court for the Middle District of Georgia. The federal government has declined to intervene in that case, but the State of Georgia has decided to intervene. The complaint alleges that the hospital defendants engaged in a kickback scheme with Clínica de la Mama, a prenatal clinic, whereby Clínica de la Mama would provide translation and eligibility services in exchange for the referral of Medicaid patients to the defendant hospitals. The State alleges that these referrals violated the Georgia False Medical Claims Act, the Georgia Medical Assistance Act, and various state laws. Health Management denies the allegations in the complaint and intends to vigorously defend itself against those allegations. At this time, we do not believe that the final outcome of this matter will be material.

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

The U.S. Department of Health and Human Services, Office of Inspector General (“HHS-OIG”) and the DOJ, including the Civil Division and U.S. Attorney’s Offices in the Eastern District of Pennsylvania, the Middle District of Florida, the Eastern District of Oklahoma, the Middle District of Tennessee, the Western District of North Carolina, the District of South Carolina and the Middle District of Georgia, are currently investigating Health Management and certain of its subsidiaries (HHS-OIG and the DOJ are collectively referred to as “Government Representatives”). We believe that such investigations relate to the Anti-Kickback Statute, the Stark law and the False Claims Act and are focused on: (i) physician referrals, including financial arrangements with our whole-hospital physician joint ventures; (ii) the medical necessity of emergency room tests and patient admissions, including whether the Pro-Med software that we used led to any medically unnecessary tests or admissions; and (iii) the medical necessity of certain surgical procedures. We further believe that the investigations may have originated as a result of qui tam lawsuits filed on behalf of the United States. In connection with the investigations, HHS-OIG has requested certain records through subpoenas, which apply system-wide, that were served on Health Management on May 16, 2011 and July 21, 2011. On June 10, June 26, and July 11, 2013, Health Management received additional subpoenas, which supplements the July 21, 2011 subpoena, from the HHS-OIG regional office in Atlanta, Georgia. On June 12, 2013, Health Management received an additional subpoena, which supplements the May 16, 2011 subpoena, from the HHS-OIG regional office in Miami Lakes, Florida. Additionally, Government Representatives have interviewed certain of our current and former employees. We are conducting internal investigations and have met with Government Representatives on numerous occasions to respond to their inquiries. We intend to cooperate with the Government Representatives during their investigations. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

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

On April 25, 2013, Health Management received a subpoena from the Securities and Exchange Commission (the “SEC”), issued pursuant to an investigation, requesting documents related to accounts receivable, billing write-downs, contractual adjustments, reserves for doubtful accounts, and accounts receivable aging, and revenue from Medicare, Medicaid and from privately insured or uninsured patients. On June 5, 2013, Health Management received a supplemental subpoena from the SEC which requests additional financial reports. We are cooperating with the SEC’s investigation. We are unable to determine the potential course or impact, if any, of this investigation.

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

Class Action and Derivative Action Lawsuits. On April 30, 2012, two class action lawsuits that were brought against Health Management and certain of its executive officers, one of whom was at that time a director, were consolidated in the U.S. District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc. et al. (Case No. 2:12-cv-00046-JES-DNF) and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased our common stock during the period from July 27, 2009 through January 9, 2012. The amended consolidated complaint (i) alleges that Health Management made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Among other things, the plaintiffs claim that Health Management inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 11, 2013, the defendants were served with the second amended consolidated complaint, which asserts the same claims as the amended consolidated complaint. On May 3, 2013, the defendants moved to dismiss the second amended complaint for failure to state a claim and plead facts required by the Private Securities Litigation Reform Act. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

On January 22, 2013, a putative shareholder derivative action entitled The City of Haverhill Retirement System v. Dauten et al. (Case No. 8:13-cv-00213) was filed in the U.S. District Court for the Middle District of Florida, Tampa Division, purportedly on behalf of Health Management against its directors. Health Management was also named as a nominal defendant. The complaint alleges that, among other things, the defendants breached their fiduciary duties to Health Management and its stockholders by supposedly causing Health Management to undertake a scheme to defraud Medicare by improperly admitting certain emergency room patients as “inpatients” in violation of the False Claims Act and then issuing false and misleading public statements about Health Management’s financial outlook and compliance with laws and regulations. The complaint also alleges that the defendants breached their fiduciary duties by exposing Health Management to potentially significant civil and criminal penalties as a result of the aforementioned investigations by HHS-OIG and the

DOJ as well as the stockholder class action and other ongoing litigation. The complaint seeks monetary damages from the defendants, other than Health Management. On February 8, 2013, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:13-cv-00092). On April 10, 2013 the plaintiffs filed an amended compliant which asserts the same claims as its prior compliant, but also names two of the Company’s executives as defendants. On May 15, 2013, the defendants moved to dismiss the amended complaint for threshold lack of derivative standing, for failure to make a demand on the Board, and for failure to state a claim. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

On July 23, 2013, an action entitled Town of Davie Police Officers’ Pension Plan v. Dauten et al. (C.A. No. 8742) was filed in the Court of Chancery of the State of Delaware. This action purportedly was brought as a class action on behalf of all of Health Management’s stockholders, as well as derivatively on behalf of Health Management against Health Management’s directors and Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and Deutsche Bank Securities, Inc. The complaint alleges, among other things, that our directors breached their fiduciary duties (i) by approving a credit agreement in 2011 that contains a change of control covenant which plaintiff contends will coerce shareholders into supporting the re-election of Health Management’s incumbent board of directors and (ii) by not approving Glenview Capital Management, LLC (“Glenview’s”) nominees for election to Health Management’s Board of Directors for purposes of seeking a waiver of the change of control covenant. The complaint further alleges that the Wells Fargo and Deutsche Bank defendants aided and abetted such breaches. The complaint seeks declaratory and injunctive relief, including (i) a declaration that our directors breached their fiduciary duties by entering into the credit agreement; and (ii) an order permanently enjoining the board of directors from invoking or enforcing the change of control covenant in the credit agreement. Plaintiff also seeks unspecified damages from the directors and an award of attorneys’ fees and costs. We intend to defend this action.

On August 1, 2013, Health Management and the members of its Board of Directors, as well as Community Health Systems, Inc. (“CHS”) and FWCT-2 Acquisition Corporation, were named as defendants in a putative class action filed in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida, by a Health Management stockholder in connection with CHS’s proposed acquisition of Health Management, which was announced on July 30, 2013 (Aliaga v. Health Mgmt. Assocs., Inc. et al., Civ. No. 13-2288-CA). The complaint in this action alleges that Health Management’s directors breached their fiduciary duties to Health Management’s stockholders by, among other things, allowing Health Management to enter into a merger agreement containing: (i) what plaintiffs characterize as a no-solicitation clause that prevents Health Management from actively soliciting competing takeover bids; (ii) what plaintiffs characterize as a matching rights provision that allows CHS to review and match any unsolicited competing bids for Health Management; and (iii) a $109 million termination fee payable by Health Management to CHS in the event CHS’s proposed acquisition of Health Management is canceled in favor of a superior bid. The complaint also alleges that Health Management and CHS aided and abetted such purported breaches of fiduciary duty. The action seeks, among other things, equitable relief enjoining the proposed transaction and an award of attorney’s fees.

On August 5, 2013, another putative class action was filed in the Delaware Court of Chancery by two Health Management stockholders (Margolis et al. v. Schoen et al., C.A. No. 8774-CS). This action asserts substantially the same claims as the Florida action. We intend to defend both of these actions.

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

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for our stock-based compensation awards that vested during the three months ended June 30, 2013.

Month Ended	Total Number of Shares Purchased	Average Price Per Share
April 30, 2013	14,630	$10.98
May 31, 2013	416	10.71
June 30, 2013	—	—

Total	15,046

Item 6.	Exhibits.

See Index to Exhibits on page 51 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: August 9, 2013	By:	/s/ Gary S. Bryant
Gary S. Bryant
Senior Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

3.1	Certificate of Designations for Health Management Associates, Inc. Series A Junior Participating Preferred Stock, dated as of May 24, 2013, previously filed with and included as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 24, 2013, is incorporated herein by reference.

4.1	Rights Agreement, dated as of May 24, 2013, by and between Health Management Associates, Inc. and American Stock Transfer & Trust Company, LLC (which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B to the Rights Agreement and the form of Right Certificate as Exhibit C to the Rights Agreement), previously filed with and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 24, 2013, is incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document