Form 10-K/A
period 2012-12-31
HEALTH MANAGEMENT ASSOCIATES, INC
filed 2013-11-13
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Health Management Associates, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2013 (the “Original Filing Date”) to restate and amend the Company’s previously issued audited consolidated financial statements and related financial information for the years ended December 31, 2012, 2011 and 2010 included in its Original Form 10-K to correct an error in the accounting treatment of approximately $31.0 million of incentive payments recognized as income by the Company between July 1, 2011 and June 30, 2013 pursuant to federal Medicare and various state Medicaid Healthcare Information Technology (“HCIT”) programs and other individually immaterial errors. In addition, concurrently with the filing of this Amendment, the Company is filing an amendment to its Quarterly Reports on Form 10-Q for the three months ended March 31, 2013 and June 30, 2013 (the “2013 Form 10-Qs”) to restate its previously issued consolidated financial statements for the first two quarters of 2013.

Except as described in this Explanatory Note and Effects of Restatement below, the financial statements and financial statement footnote disclosures in the Original Form 10-K are unchanged. In particular, except for the events described under “Background,” this Amendment has not been updated to reflect any events that have occurred after the Original Form 10-K was filed or to modify or update disclosures affected by other subsequent events. Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Original Form 10-K and the Company’s subsequent filings with the SEC, together with any amendments to those filings.

Background

The Company participates in HCIT programs pursuant to which Medicare and Medicaid incentive payments are paid to eligible hospitals and physician practices that implement and achieve “meaningful use” of certified electronic health record (“EHR”) technology. In October 2013, based on the results of an internal review, the Company determined that it had made an accounting error in applying the requirements for certifying its EHR technology under these programs and, as a result, that 11 of the hospitals it had enrolled in the HCIT programs did not meet the “meaningful use” criteria necessary to qualify for HCIT payments. The Company promptly notified the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering federal HCIT programs, as well as the agencies that administer the various relevant state HCIT programs, of its determination.

On October 30, 2013, the Company withdrew the 11 hospitals from the HCIT programs and repaid the majority of the funds to CMS. The Company is in the process of repaying the balance of the funds to the relevant state programs. The Company expects to re-enroll the hospitals in the HCIT programs and may be able to recoup some portion of the amount repaid.

Effects of Restatement

This Amendment amends and restates the Original Form 10-K to correct an error in accounting treatment of HCIT incentive payments as more fully described in Note 2 to the Consolidated Financial Statements and to reflect certain immaterial unrelated adjustments. Revisions to the Original Form 10-K have been made to the Company’s Consolidated Financial Statements and related disclosures in Item 8 - Financial Statements and Supplementary Data for the years ended December 31, 2012, 2011 and 2010, and, where necessary, to the following other items to reflect the restatements:

•	Item 1 - Business

•	Item 1A - Risk Factors

•	Item 6 - Selected Financial Data

•	Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 9A - Controls and Procedures

Item 15 of this Amendment has been amended to include as exhibits currently dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

The adjustments to correct the error in accounting treatment of HCIT incentive payments and unrelated adjustments resulted in a decrease in diluted net income per share of $0.06, $0.02 and $0.01 in fiscal years 2012, 2011 and 2010, respectively. Income from continuing operations decreased $14.3 million, $5.4 million and $3.3 million in fiscal years 2012, 2011 and 2010, respectively.

The Company concluded that a control deficiency related to the administration, oversight and accounting for the Company’s EHR enrollment process constituting a material weakness in its internal control over financial reporting existed at December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013 and that, due solely to this material weakness, the Company’s internal control over financial reporting and its disclosure controls and procedures were not effective as of those dates. The Company has corrected its accounting treatment for HCIT payments and is in the process of implementing new controls that management believes will remediate the material weakness in internal control over financial reporting. The Company will test the operating effectiveness of these controls in future periods.

ANNUAL REPORT ON FORM 10-K/A

HEALTH MANAGEMENT ASSOCIATES, INC.

Year Ended December 31, 2012

PART I

Item 1.	Business.

Overview

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operates general acute care hospitals and other health care facilities in non-urban communities. As of December 31, 2012, we operated 70 hospitals with a total of 10,562 licensed beds in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Note 15 to the Consolidated Financial Statements in Item 8 of Part II for information about our pending acquisition activity.

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

Acquisitions

Completed

•	Effective April 1, 2012, one of our subsidiaries acquired from a subsidiary of INTEGRIS Health, Inc. (“Integris”) an 80% interest in each of five Oklahoma-based general acute care hospitals (collectively licensed to operate 218 beds) and certain related health care operations. A subsidiary of Integris retained a 20% interest in each of those entities. The total purchase price for our 80% interest in the five Oklahoma-based hospitals was approximately $61.9 million.

•	On September 30, 2011, one of our subsidiaries acquired from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc. (“Mercy”) substantially all of the assets of Mercy’s seven general acute care hospitals in east Tennessee (collectively licensed to operate 833 beds). Our subsidiary also acquired (i) substantially all of Mercy’s ancillary health care operations that were affiliated with the acquired hospitals (collectively, those ancillary facilities are licensed to operate 74 beds) and (ii) Mercy’s Riverside hospital campus (which is licensed to operate 293 beds but is currently idle). Our east Tennessee hospital and health care network is now collectively referred to as Tennova Healthcare. The total purchase price for this acquisition was approximately $532.4 million.

•	Effective May 1, 2011, one of our subsidiaries acquired a 95% equity interest in a company that owns and operates Tri-Lakes Medical Center, a 112-bed general acute care hospital in Batesville, Mississippi, and certain related health care operations. The total purchase price for our 95% equity interest was approximately $38.8 million.

See Note 5 to the Consolidated Financial Statements in Item 8 of Part II for further discussion of our recently completed acquisitions.

Pending

•	On February 1, 2013, one of our subsidiaries signed a definitive agreement to acquire an 80% interest in Bayfront Health System, which includes Bayfront Medical Center, a tertiary and teaching hospital in St. Petersburg, Florida that is licensed to operate 480 beds, and certain related health care operations. A subsidiary of Bayfront Health System will retain a 20% interest in such entities. The total purchase price for our 80% interest is expected to be approximately $162 million, plus a working capital adjustment. This pending acquisition, which we expect to close during the quarter ending June 30, 2013, is discussed at Note 15 to the Consolidated Financial Statements in Item 8 of Part II.

Divestitures

•	Our lease agreement for 25-bed St. Mary’s Medical Center of Scott County (“SMMC”) in Oneida, Tennessee expired on May 24, 2012. On such date, the SMMC facility was returned to the lessor.

•	During May 2011, one of our subsidiaries entered into a lease termination agreement for Fishermen’s Hospital, a 25-bed hospital in Marathon, Florida, that became effective on July 1, 2011. As part of the agreement, the hospital’s remaining equipment, as well as certain working capital items, were sold to our former lessor for approximately $1.5 million.

Our “Discontinued Operations,” which include the aforementioned divestitures, are identified at Note 11 to the Consolidated Financial Statements in Item 8 of Part II.

Certain Other Important Developments During 2012

We participate in federal Medicare and various state Medicaid Healthcare Information Technology (“HCIT”) programs pursuant to which Medicare and Medicaid incentive payments are paid to eligible hospitals and physician practices that implement and achieve “meaningful use” of certified electronic health record (“EHR”) technology. We received approximately $103.7 million and $38.3 million of applicable funds during the years ended December 31, 2012 and 2011, respectively, from Medicare and Medicaid.

In October 2013, based on the results of internal review, we determined that we had made an accounting error in applying the requirements for certifying our EHR technology under the HCIT programs and, as a result, that 11 of our hospitals did not meet the criteria for “meaningful use.” We recognized as income a total of approximately $31.0 million in HCIT incentive payments between July 1, 2011 and June 30, 2013 for these hospitals. On October 30, 2013, we withdrew the 11 hospitals from the HCIT programs and repaid the majority of the funds received for these hospitals to Medicare. We are in the process of repaying the balance of these funds to the relevant Medicaid programs. We expect to re-enroll the hospitals in the HCIT programs and may be able to recoup some portion of the amount repaid. See Note 2 to the Consolidated Financial Statements in Item 8 of Part II for further discussion.

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

•	We improved our computer-based physician access portal system in 2012. These improvements are designed to allow physicians to access hospital inpatient information using a mobile device such as a smartphone or tablet. For example, we have successfully implemented PatientKeeper’s® Computerized Physician Order Entry solution at the inpatient units for nine of our locations. Providers at those locations are now entering orders for their patients using their personal smartphones and iPads. Another new system, known as PatientKeeper® Mobile Clinical Results™, has been rolled out to 48 of our hospitals and is expected to improve care for our patients by allowing physicians to make more timely and accurate decisions regarding a patient’s care plan.

•	We enhanced our inter-operability in order to provide efficient high-quality patient care. By developing a Health Information Exchange, or HIE, platform to connect disparate systems, our clinicians will be able to view community patient data that has been gathered in both inpatient and outpatient settings. Our HIE platform is expected to streamline diagnostic test ordering and registration workflows along with providing applications for referrals and electronic test result delivery in order to increase practice staff efficiency and reduce dependencies on paperwork.

•

In 2012, we updated the Electronic Health Record, or EHR, systems at 44 of our hospitals and 41 physician practice offices to meet the Stage 1 Meaningful Use requirements as published by the Centers for Medicare & Medicaid Services. The implementation of Midas+ Live™ allowed us to meet the meaningful use quality reporting requirements and thereby increase patient safety and outcomes with real time clinical alerts. For example, clinical intelligent algorithms alert staff to potential clinical complications.

•	We continued to invest in robotic-assisted surgical systems. Robotically-assisted surgery was developed to overcome the limitations of minimally-invasive surgery and to enhance the capabilities of surgeons performing open surgery. We have added 52 da Vinci® and 24 MAKOplasty® robotic surgical systems to our hospitals over the past several years. In general, robotic-assisted surgery is performed with precision, miniaturization, smaller incisions, decreased blood loss, less pain and quicker healing. We believe that technology and innovation are allowing many procedures that were previously performed on an inpatient basis to be performed on an outpatient basis or at reduced lengths of hospital stays, and with less blood loss, fewer transfusions and decreased use of pain medication, all of which lead to improved outcomes for our patients.

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

As a result of the various uncertainties described above, we are currently unable to predict the overall impact that the full implementation of the Health Care Reform Act will have on us. Other provisions of the Health Care Reform Act that might affect our business and results of operations are discussed below and elsewhere in this Annual Report on Form 10-K/A, including Item 1A under “Risk Factors.”

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

In October 2013, based on the results of an internal review, we determined that we had made an accounting error in applying the requirements for certifying our EHR technology under the Medicare and Medicaid HCIT programs and, as a result, that 11 of our hospitals did not meet the criteria for “meaningful use.” We recognized as income a total of approximately $31.0 million in HCIT incentive payments between July 1, 2011 and June 30, 2013 for these hospitals. On October 30, 2013, we withdrew the 11 hospitals from the HCIT programs and repaid the majority of the funds received for these hospitals to Medicare. We are in the process of repaying the balance of these funds to the relevant Medicaid programs. We expect to re-enroll the hospitals in the HCIT programs and may be able to recoup some portion of the amount repaid. See Note 2 to the Consolidated Financial Statements in Item 8 of Part II for further discussion.

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

Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this Annual Report on Form 10-K/A, including those under “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II. The risks described therein and elsewhere in this report are incorporated by reference into this Item 1A.

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

We believe that the expansion of health insurance coverage under the Health Care Reform Act could increase the number of patients using our facilities who have either private or public program health care coverage. As a result of the increased income eligibility limits under the law, we believe that a large percentage of the new Medicaid coverage will be in states that currently have relatively low income eligibility requirements. Three such states are Florida, Mississippi and Tennessee where we operated 41 hospitals as of December 31, 2012. It is difficult to predict the impact of changes resulting from the Health Care Reform Act on us because of numerous issues surrounding the implementation of such law, including, but not limited to, uncertainty regarding:

•	the possibility that portions of the Health Care Reform Act will be revised, repealed or defunded as a result of legislative action in response to budget cuts to avoid or moderate sequestration;

•	the possibility that health insurance exchanges will not be established or operating or that the insurance coverage options available through such exchanges may not be affordable for many affected individuals;

•	how many states will expand Medicaid coverage as specified in the Health Care Reform Act, in light of the U.S. Supreme Court’s decision on June 28, 2012 declaring the Health Care Reform Act constitutional but leaving Medicaid expansion as an option to be decided by each individual state;

•	how many previously uninsured individuals will actually obtain coverage through Medicaid or private health insurance programs;

•	what percent of newly insured patients will be covered under Medicaid versus private health insurance programs;

•	the pace at which health care insurance coverage expands;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•	changes in rates paid to hospitals by private payors;

•	changes in rates paid by state governments under the Medicaid program;

•	the ability of states to fund their portion of Medicaid payments;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	how the performance and quality programs mandated by the Health Care Reform Act will be implemented; and

•	whether the Health Care Reform Act will ultimately cause health insurers to seek to reduce reimbursement payments.

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

Our substantial leverage, debt service requirements and covenant restrictions/limitations could have other important consequences to us, including, but not limited to, the following:

•	Our senior secured credit facilities, which are described at Note 3 to the Consolidated Financial Statements in Item 8 of Part II, and the indentures governing our senior notes and our convertible senior subordinated notes contain, and any future debt obligations that we incur will likely contain, covenants and restrictions that, among other things, require us to maintain compliance with certain financial ratios. If we do not comply with these or other financial covenants in those arrangements, an event of default may result, which, if not cured or waived, could require us to immediately repay or refinance our indebtedness. Additionally, an event of default under our senior secured credit facilities would permit the lenders to terminate all commitments to extend further credit to us under such facility. Furthermore, if we become unable to repay the amounts due and payable under our senior secured credit facilities, the lenders could proceed against the collateral granted to them to secure that indebtedness. In the event that our lenders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. Moreover, covenant violations could also subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

•	In the event of a default under one or more of our debt arrangements, we may be forced to pursue alternative strategies, such as restructuring or refinancing our indebtedness, selling core assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effectuated on satisfactory terms, if at all, or that sufficient funds could be obtained to make required debt service payments. Additionally, a debt restructuring could subject us to higher interest and financing costs and our credit ratings could be adversely affected.

•	In the event of higher interest rates in the marketplace, we could be exposed to higher interest and financing costs on our variable rate long-term borrowings.

•	We are required to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which may reduce the amount of discretionary funds available for our other operational needs and growth objectives.

•	Because of the need for increased cash flow to service our debt arrangements, we may be more vulnerable to a decline in our business, changes in the health care industry or prolonged weak economic conditions.

•	Our flexibility in planning for, or reacting to, changes in our business and the health care industry may be limited.

•	We may be at a disadvantage in the markets where our hospitals and other health care facilities operate when compared to our competitors and peers that have less debt or less restrictive covenants.

•	We may be limited in our ability to obtain financing in the future for working capital, capital expenditures, acquisitions or other purposes on acceptable terms on a timely basis, or at all.

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

As required by the portion of the Economic Stimulus Bill commonly referred to as “HITECH,” CMS has developed and is implementing an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. HHS is using the Provider Enrollment, Chain and Ownership System, or PECOS, to verify Medicare enrollment prior to making electronic health record incentive program payments. If our hospitals or physician practices are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing and maintaining an electronic health record system. Further, beginning in federal fiscal year 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Any failure by us to effectively implement an electronic health record system in a timely manner, or maintain compliant systems, could have an adverse effect on our results of operations.

In October 2013, based on the results of an internal review, we determined that we had made an error in applying the requirements for certifying our EHR technology under the Medicare and Medicaid programs and, as a result, that 11 of our hospitals did not meet the criteria for meaningful use. See Note 2 to the Consolidated Financial Statements in Item 8 of Part II for further information.

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

As discussed at Note 3 to the Consolidated Financial Statements in Item 8 of Part II, our senior secured credit facilities with a syndicate of banks, 6.125% Senior Notes due 2016 and a $10.0 million secured demand promissory note with a bank are all secured by a significant portion of our real property.

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

The debt agreements that we entered into as part of a long-term debt restructuring that was completed on November 18, 2011 (the “2011 Debt Restructuring”) and the indentures for certain of our other debt agreements restrict our ability to pay cash dividends. Further discussion of the 2011 Debt Restructuring and our long-term debt arrangements can be found at Note 3 to the Consolidated Financial Statements in Item 8.

At December 31, 2012, we had reserved a sufficient number of shares to satisfy the potential conversion of our convertible senior subordinated notes, which are discussed at Note 3(c) to the Consolidated Financial Statements in Item 8.

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for our stock-based compensation awards that vested during the three months ended December 31, 2012.

Month Ended	Total Number of Shares Purchased	Average Price Per Share

October 31, 2012	—	$—
November 30, 2012	—	—
December 31, 2012	7,272	7.63

Total	7,272

Item 6.	Selected Financial Data.

The table below summarizes certain of our selected financial data and should be read in conjunction with the Consolidated Financial Statements and accompanying notes in Item 8. This Item 6 has been amended and restated to give effect to the restatement of our audited consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 due to an accounting error in the Company’s application of the requirements for certifying its EHR technology under various Medicare and Medicaid HCIT programs and to correct certain immaterial unrelated errors. See Note 2 to the consolidated financial statements in Item 8 of Part II of this report for additional information.

HEALTH MANAGEMENT ASSOCIATES, INC.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010	2009(7)	2008(7)
	(restated)	(restated)	(restated)	(restated)	(restated)

Net revenue after the provision for doubtful accounts (1)	$5,865,505	$5,086,395	$4,465,713	$3,981,367	$3,800,096
Income from continuing operations (1) (2) (3)	184,536	200,955	182,508	158,759	207,364
Income (loss) from discontinued operations, net of income taxes (3) (4)	(7,617)	(2,409)	(13,526)	2,638	(25,856)
Net income attributable to Health Management Associates, Inc. (2) (4)	149,947	173,331	146,803	135,638	165,500
Income from continuing operations attributable to Health Management Associates, Inc. common stockholders (per share-diluted)	$0.61	$0.69	$0.64	$0.54	$0.78
Weighted average number of shares outstanding-diluted	256,710	255,037	251,106	246,965	244,671

	December 31,
	2012	2011	2010	2009	2008
	(restated)	(restated)	(restated)	(restated)	(restated)

Total assets	$6,386,354	$6,002,951	$4,908,595	$4,606,801	$4,560,083
Long-term debt and capital lease obligations (5)	3,566,615	3,582,183	3,025,481	3,047,589	3,214,335
Redeemable equity securities	212,458	200,643	201,487	182,473	48,868
Stockholders’ equity, including noncontrolling interests (6)	995,013	773,927	528,337	358,623	283,162

(1)	Amounts exclude our discontinued operations, which are identified at Note 11 to the Consolidated Financial Statements in Item 8.
(2)	Income from continuing operations for the years ended December 31, 2012 and 2011 included approximately $103.2 million and $16.4 million of amortization and net fair value adjustment expense that is attributable to our interest rate swap contract. Moreover, in connection with the 2011 Debt Restructuring, income from continuing operations for the year ended December 31, 2011 included $24.6 million of write-offs of deferred debt issuance costs and related other. See Note 3 to the Consolidated Financial Statements in Item 8 for information regarding the 2011 Debt Restructuring and our long-term debt arrangements. Also included in income from continuing operations during 2012 was $74.8 million of benefits from the meaningful use measurement standard under various Medicare and Medicaid Healthcare Information Technology (“HCIT”) incentive programs. Included in income from continuing operations during 2011 were: (i) $31.7 million of benefits from HCIT incentive programs; (ii) $12.9 million of expenses attributable to restructuring activities at Tennova Healthcare; and (iii) $5.0 million of acquisition-related costs. See Note 5 to the Consolidated Financial Statements in Item 8 for more information about certain of our recent acquisitions and Tennova Healthcare. Income from continuing operations for the year ended December 31, 2008 included a gain of $161.4 million from the sale of a noncontrolling interest in our joint venture with Novant Health, Inc. and one or more of its affiliates (collectively, “Novant”). Additionally, income from continuing operations for the years ended December 31, 2009 and 2008 included net gains on the early extinguishment of debt of $16.2 million and $15.2 million, respectively.
(3)	Income from continuing operations for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 included amounts attributable to noncontrolling interests of approximately $27.0 million, $25.2 million, $22.2 million, $25.0 million and $16.1 million, respectively. The corresponding amounts for discontinued operations were not material to the years presented.
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
(5)	The 2011 Debt Restructuring, which is discussed at Note 3 to the Consolidated Financial Statements in Item 8, was completed on November 18, 2011.
(6)	We have not declared or paid any dividends during the years presented in the above table.
(7)	Adjustments made to 2008 and 2009 relate to correction of individually immaterial errors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement and Revision of Previously Reported Consolidated Financial Information

This Item 7 has been amended and restated to give effect to the restatement of our audited consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 due to an accounting error in the Company’s application of the requirements for certifying its electronic health record (“EHR”) technology under various Medicare and Medicaid incentive programs and correct certain immaterial unrelated errors. See Note 2 to the consolidated financial statements in Item 8 of Part II of this report for additional information.

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

	December 31, 2012
	0-180 days	181-240 days	241-300 days	301 days and over

Medicare	18%	—%	—%	—%
Medicaid	14	1	1	—
Commercial insurance	37	2	1	1
Self-pay	14	5	4	2

Totals	83%	8%	6%	3%

	December 31, 2011
	0-180 days	181-240 days	241-300 days	301 days and over

Medicare	16%	—%	—%	—%
Medicaid	13	1	1	—
Commercial insurance	41	2	1	1
Self-pay	13	4	4	3

Totals	83%	7%	6%	4%

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

Impairments of Long-Lived Assets and Goodwill

Long-lived assets. We review our long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be fully recoverable (e.g., advances in technology, deteriorating operating results, excess capacity, obsolescence, etc.). The determination of possible impairment of assets to be held and used is predicated on our estimate of the asset’s undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. Long-lived assets to be disposed of, including discontinued operations, are reported at the lower of their carrying amount or estimated fair value, less costs to sell. Estimates of fair value are based on recent sales of similar assets, market analyses, pending disposition transactions and market responses based on discussions with, and offers received from, potential buyers. There were no long-lived asset impairment charges that were material to our continuing operations during the years ended December 31, 2012, 2011 and 2010; however, as discussed at Note 11 to the Consolidated Financial Statements in Item 8, we recognized long-lived asset impairment charges of approximately $3.0 million and $8.4 million in discontinued operations during 2012 and 2010, respectively.

Goodwill. Goodwill is reviewed for impairment on an annual basis (i.e., each October 1) and whenever circumstances indicate that a possible impairment might exist. Our judgment regarding the existence of impairment indicators is based on, among other things, market conditions and operational performance. We performed the goodwill impairment test as of October 1, 2012 by initially comparing the estimated fair values of each of our reporting unit’s net assets, including allocated home office net assets, to the corresponding carrying amounts on our consolidated balance sheet. The estimated fair values of our reporting units were determined using a market approach methodology based on revenue multiples. We also considered a market approach valuation methodology based on comparable transactions. If the estimated fair value of a reporting unit’s net assets is less than the balance sheet carrying amount, we determine the implied fair value of the reporting unit’s goodwill, compare such fair value to the corresponding carrying amount and, if necessary, record a goodwill impairment charge. There were no goodwill impairment charges in continuing operations during the years ended December 31, 2012, 2011 and 2010; however, as discussed at Note 11 to the Consolidated Financial Statements in Item 8, we recognized a goodwill impairment charge of approximately $3.6 million in discontinued operations during 2011. We do not believe that any of our reporting units are currently at risk of incurring a goodwill impairment charge.

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

Loss Contingencies

We regularly review the status of our legal and regulatory matters and assess the potential financial exposure thereof. If the potential loss from any claim, lawsuit or regulatory proceeding is considered probable and the amount can be reasonably estimated, we record a reserve. Attorneys’ fees and other costs of defending our company in respect of claims, lawsuits and regulatory proceedings are expensed in the period such fees and costs are incurred, except for those amounts relating to our professional liability risks, which are discussed at Note 1(i) to the Consolidated Financial Statements in Item 8. Significant judgment is required when determining probability and whether an exposure is reasonably estimable. Predicting the final resolution of claims, lawsuits and regulatory matters and estimating financial exposure requires consideration of substantial uncertainties and, therefore, the actual costs thereof may vary significantly from our estimates. When making determinations of likely outcomes of legal and regulatory matters and the related financial exposure, we consider many factors, including, but not limited to, the nature of the claim (including unasserted claims), the availability of insurance, our experience with similar types of claims, the jurisdiction where the matter is being adjudicated, input from in-house and external legal counsel, the likelihood of resolution through alternative dispute resolution or other means and the current status of the matter. As additional information becomes available, we reassess our potential liability and we may revise and adjust our estimates at that time. Adjustments to reserves reflect the status of negotiations, settlements, rulings, advice of legal counsel and other relevant information. Changes in our estimates of financial exposure for legal matters and other loss contingencies could have a material impact on our consolidated financial position and results of operations in the future. See Note 13 to the Consolidated Financial Statements in Item 8 for further information regarding our material legal matters and other loss contingencies.

Results of Operations

Overview

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes in Item 8.

As of December 31, 2012, we operated 70 hospitals by and through our subsidiaries with a total of 10,562 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Note 15 to the Consolidated Financial Statements in Item 8 for information about a pending acquisition that we plan to complete during the quarter ending June 30, 2013. The operating results of hospitals and other ancillary health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

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

During the year ended December 31, 2012, which we refer to as the 2012 Calendar Year, we experienced growth in our net revenue before the provision for doubtful accounts over the year ended December 31, 2011, which we refer to as the 2011 Calendar Year, of approximately 16.3%. Such growth principally resulted from: (i) our acquisition of a 95% equity interest in a Mississippi-based general acute care hospital with a total of 112 licensed beds and certain related health care operations (collectively, “Tri-Lakes”) in May 2011; (ii) our acquisition of six Tennessee-based general acute care hospitals and other ancillary health care operations with a total of 882 licensed beds (collectively, the “Mercy Hospitals”) on September 30, 2011; (iii) our acquisition of an 80% interest in each of five Oklahoma-based general acute care hospitals with a total of 218 licensed beds and certain related health care operations (collectively, the “Integris Hospitals”) in April 2012; (iv) increased surgical volume attributable to physician recruitment and market service development (e.g., ambulatory surgical centers, robotic surgical systems, etc.) at certain of our hospitals and other health care facilities; (v) an increase in emergency room visits, which we believe was attributable, in part, to our dedicated focus on emergency room operations; and (vi) improvements in reimbursement rates that resulted primarily from renegotiated agreements with certain commercial health insurance providers. During the 2012 Calendar Year, we recognized benefits of approximately $74.8 million from the meaningful use measurement standard under various Medicare and Medicaid Healthcare Information Technology incentive programs (collectively, the “HCIT Programs”), as compared to $31.7 million of such benefits during the 2011 Calendar Year. The timing of our recognition of benefits under these programs correlates to the availability of program funding and our achievement of the related incentive criteria. Items that adversely affected our profitability during the 2012 Calendar Year included increases in: (i) interest expense (principally non-cash charges); (ii) costs associated with government investigations and related matters; and (iii) depreciation and amortization. Overall, our income from continuing operations decreased during the 2012 Calendar Year by $16.4 million, or 8.2%.

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

	Years Ended December 31,
	2012		2011
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)
	(restated)		(restated)

Net revenue before the provision for doubtful accounts	$6,747,518		$5,803,251
Provision for doubtful accounts	(882,013)		(716,856)

Net revenue	5,865,505	100.0%	5,086,395	100.0%

Salaries and benefits	2,620,094	44.7	2,303,030	45.3
Supplies	903,770	15.4	776,598	15.3
Rent expense	172,733	2.9	153,979	3.0
Other operating expenses	1,309,511	22.3	1,067,656	21.0
Medicare and Medicaid HCIT incentive payments	(74,768)	(1.2)	(31,718)	(0.7)
Depreciation and amortization	348,753	5.9	265,379	5.3
Interest expense	311,069	5.3	223,215	4.4
Write-offs of deferred debt issuance costs and related other	—	—	24,595	0.4
Other	238	—	(1,771)	—

	5,591,400	95.3	4,780,963	94.0

Income from continuing operations before income taxes	274,105	4.7	305,432	6.0
Provision for income taxes	(89,569)	(1.5)	(104,477)	(2.0)

Income from continuing operations	$184,536	3.2%	$200,955	4.0%

	Years Ended December 31,				Percent
	2012	2011	Change		Change

Same 2012 Hospitals*
Occupancy	37.6%	42.6%	(500	) bps**	n/a
Patient days	1,359,578	1,424,500	(64,922)		(4.6)%
Admissions	322,053	338,431	(16,378)		(4.8)%
Adjusted admissions †	631,129	635,547	(4,418)		(0.7)%
Emergency room visits	1,632,610	1,562,028	70,582		4.5%
Surgeries	349,477	342,427	7,050		2.1%
Outpatient revenue percent ¿	54.8%	51.9%	290	bps	n/a
Inpatient revenue percent ¿	45.2%	48.1%	(290	) bps	n/a

Total Hospitals
Occupancy	36.9%	42.6%	(570	) bps	n/a
Patient days	1,478,632	1,424,500	54,132		3.8%
Admissions	349,508	338,431	11,077		3.3%
Adjusted admissions †	692,767	635,547	57,220		9.0%
Emergency room visits	1,820,009	1,562,028	257,981		16.5%
Surgeries	394,939	342,427	52,512		15.3%
Outpatient revenue percent ¿	54.9%	51.9%	300	bps	n/a
Inpatient revenue percent ¿	45.1%	48.1%	(300	) bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume
¿	Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the 2012 Calendar Year was approximately $6,747.5 million as compared to $5,803.3 million during the 2011 Calendar Year. This change represented an increase of $944.2 million, or 16.3%. Our same 2012 hospitals contributed $376.8 million, or 39.9%, of the increase in net revenue before the provision for doubtful accounts. The same 2012 hospital increase was primarily the result of: (i) increased outpatient and surgical volume from physician recruitment and market service development; (ii) an increase in emergency room visits; and (iii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions. The remaining 2012 increase in our net revenue before the provision for doubtful accounts (i.e., $567.4 million) was due to our acquisitions of: (i) Tri-Lakes in May 2011; (ii) the Mercy Hospitals in September 2011; and (iii) the Integris Hospitals in April 2012.

Our provision for doubtful accounts during the 2012 Calendar Year increased 70 basis points to 13.1% of net revenue before the provision for doubtful accounts as compared to 12.4% of net revenue before the provision for doubtful accounts during the 2011 Calendar Year. This change was primarily due to an increase in revenue from uninsured self-pay patients and amounts considered to be patient responsibility (e.g., deductibles, co-payments, other amounts not covered by insurance, etc.).

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue before the provision for doubtful accounts and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and divide the resulting total by the sum of our (a) net revenue before the provision for doubtful accounts, (b) uninsured self-pay patient discounts and (c) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the 2012 Calendar Year and the 2011 Calendar Year, our Uncompensated Patient Care Percentage was 27.9% and 25.6%, respectively. This 220 basis point increase during the 2012 Calendar Year primarily reflects greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) decreased from 45.3% during the 2011 Calendar Year to 44.7% during the 2012 Calendar Year. This decrease was primarily due to: (i) adjustments in staffing corresponding to changes in inpatient and outpatient volume; (ii) the outsourcing of certain hospital support services; and (iii) certain restructuring activities at the Mercy Hospitals in 2011 that did not recur in 2012 (see Note 5 to the Consolidated Financial Statements in Item 8 for further details). Such items were partially offset by increased physician employment.

Other operating expenses as a percent of net revenue increased from 21.0% during the 2011 Calendar Year to 22.3% during the 2012 Calendar Year. This increase was primarily due to: (i) higher legal and investigative costs associated with certain government investigations and related matters; (ii) disproportionately higher costs at our recent acquisitions; (iii) certain services at our hospitals that have been recently outsourced and/or contracted to third parties; and (iv) higher state-mandated provider taxes and increased repairs and maintenance costs during the 2012 Calendar Year. Such items were partially offset during the 2012 Calendar Year by reductions in acquisition-related costs and costs related to certain restructuring activities at the Mercy Hospitals. See Note 13 to the Consolidated Financial Statements in Item 8 for further information regarding our ongoing government investigations.

During the 2012 Calendar Year, we recognized benefits of approximately $74.8 million under the meaningful use measurement standard of the HCIT Programs as compared to $31.7 million of benefits during the 2011 Calendar Year. See Note 1(h) to the Consolidated Financial Statements in Item 8 for a discussion of our accounting policies in respect of the HCIT Programs.

Depreciation and amortization increased approximately $83.4 million during the 2012 Calendar Year over the 2011 Calendar Year. This increase resulted from: (i) our recent acquisitions; (ii) the acceleration of depreciation of the remaining net book value of one of our hospitals that was replaced in early 2013; and (iii) an increase in capitalized equipment.

Interest expense increased from approximately $223.2 million during the 2011 Calendar Year to $311.1 million during the 2012 Calendar Year. Such increase was primarily due to non-cash interest expense of $103.2 million attributable to our interest rate swap contract that we recognize in our consolidated statement of income subsequent to the debt restructuring we completed on November 18, 2011 (the “2011 Debt Restructuring”), as compared to $16.4 million of corresponding non-cash interest expense during the 2011 Calendar Year. Although the average outstanding principal balance on our long-term debt and capital lease obligations was higher during the 2012 Calendar Year than the 2011 Calendar Year, our overall effective interest rate on such obligations has declined subsequent to the 2011 Debt Restructuring. We also recorded a greater amount of capitalized interest during the 2012 Calendar Year as compared to the 2011 Calendar Year. See “Liquidity, Capital Resources and Capital Expenditures” below and Notes 3, 4 and 12 to the Consolidated Financial Statements in Item 8 for further information regarding the 2011 Debt Restructuring, our long-term debt arrangements, our capital lease obligations and the interest rate swap contract (including the accounting therefor).

As a result of the 2011 Debt Restructuring, we wrote-off approximately $24.0 million of deferred debt issuance costs and incurred $0.6 million of related costs.

Our effective income tax rates were approximately 32.7% and 34.2% during the 2012 Calendar Year and the 2011 Calendar Year, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 360 basis points and 310 basis points during the 2012 Calendar Year and the 2011 Calendar Year, respectively. Also, see Note 7 to the Consolidated Financial Statements in Item 8 for further information regarding our effective income tax rates.

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

	Years Ended December 31,
	2011		2010
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)
	(restated)		(restated)

Net revenue before the provision for doubtful accounts	$5,803,251		$5,090,466
Provision for doubtful accounts	(716,856)		(624,753)

Net revenue	5,086,395	100.0%	4,465,713	100.0%

Salaries and benefits	2,303,030	45.3	2,017,628	45.2
Supplies	776,598	15.3	702,370	15.7
Rent expense	153,979	3.0	122,683	2.7
Other operating expenses	1,067,656	21.0	893,865	20.0
Medicare and Medicaid HCIT incentive payments	(31,718)	(0.7)	—	—
Depreciation and amortization	265,379	5.3	243,248	5.4
Interest expense	223,215	4.4	212,062	4.8
Write-offs of deferred debt issuance costs and related other	24,595	0.4	—	—
Other	(1,771)	—	(8,797)	(0.2)

	4,780,963	94.0	4,183,059	93.6

Income from continuing operations before income taxes	305,432	6.0	282,654	6.4
Provision for income taxes	(104,477)	(2.0)	(100,146)	(2.2)

Income from continuing operations	$200,955	4.0%	$182,508	4.2%

	Years Ended December 31,				Percent
	2011	2010	Change		Change

Same 2011 Hospitals*
Occupancy	42.1%	43.9%	(180	) bps**	n/a
Patient days	1,300,722	1,350,697	(49,975)		(3.7)%
Admissions	311,053	323,917	(12,864)		(4.0)%
Adjusted admissions †	581,056	586,060	(5,004)		(0.9)%
Emergency room visits	1,430,193	1,413,831	16,362		1.2%
Surgeries	316,298	314,564	1,734		0.6%
Outpatient revenue percent ¿	51.6%	50.0%	160	bps	n/a
Inpatient revenue percent ¿	48.4%	50.0%	(160	) bps	n/a

Total Hospitals
Occupancy	42.6%	43.9%	(130	) bps	n/a
Patient days	1,424,500	1,350,697	73,803		5.5%
Admissions	338,431	323,917	14,514		4.5%
Adjusted admissions †	635,547	586,060	49,487		8.5%
Emergency room visits	1,562,028	1,413,831	148,197		10.5%
Surgeries	342,427	314,564	27,863		8.9%
Outpatient revenue percent ¿	51.9%	50.0%	190	bps	n/a
Inpatient revenue percent ¿	48.1%	50.0%	(190	) bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume
¿	Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the 2011 Calendar Year was approximately $5,803.3 million as compared to $5,090.5 million during the 2010 Calendar Year. This change represented an increase of $712.8 million, or 14.0%. Our same 2011 hospitals contributed $243.3 million, or 34.1%, of the increase in net revenue before the provision for doubtful accounts. The same 2011 hospital increase was primarily the result of: (i) increased outpatient and surgical volume from physician recruitment and market service development; (ii) an increase in emergency room visits; and (iii) improvements in reimbursement rates. These items were partially offset by a decrease in hospital admissions, which was primarily due to a reduction in admissions of uninsured self-pay patients and certain weather-related disruptions. The remaining 2011 increase in our net revenue before the provision for doubtful accounts (i.e., $469.5 million) was due to our acquisitions of: (i) a 60% interest in each of three Florida-based general acute care hospitals with a total of 139 licensed beds and certain related health care operations (collectively, “Shands”) in July 2010; (ii) two Florida-based general acute care hospitals with a total of 413 licensed beds and certain related health care operations (collectively, “Wuesthoff”) in October 2010; (iii) Tri-Lakes in May 2011; and (iv) the Mercy Hospitals in September 2011.

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

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) increased to 45.3% during the 2011 Calendar Year from 45.2% during the 2010 Calendar Year. During the 2011 Calendar Year, increased costs for routine salary and wage increases and disproportionately higher salaries and benefits at our recent acquisitions (including restructuring activities at the Mercy Hospitals) were mostly offset by cost containment measures such as flexible staffing and new hire limitations.

Supplies as a percent of net revenue decreased from 15.7% during the 2010 Calendar Year to 15.3% during the 2011 Calendar Year. This decrease was primarily due to (i) improved pricing and greater discounts from our vendors under our group purchasing agreements and (ii) a favorable change in our surgical volume mix during the 2011 Calendar Year.

Other operating expenses as a percent of net revenue increased from 20.0% during the 2010 Calendar Year to 21.0% during the 2011 Calendar Year. This increase was primarily due to the costs associated with: (i) the acquisition of the Mercy Hospitals; (ii) restructuring activities at the Mercy Hospitals; and (iii) certain government investigations. See Notes 5 and 13 to the Consolidated Financial Statements in Item 8 for further information regarding certain of our recent acquisitions and our ongoing government investigations, respectively. Also contributing to the 2011 increase in other operating expenses were: (i) higher state-mandated provider taxes and increased repairs and maintenance costs during the 2011 Calendar Year; (ii) certain services at our hospitals that have been recently outsourced and/or contracted to third parties; and (iii) disproportionately higher costs at our recent acquisitions.

During the 2011 Calendar Year, we recognized a first time benefit of approximately $31.7 million under the meaningful use measurement standard of the HCIT Programs. See Note 1(h) to the Consolidated Financial Statements in Item 8 for a discussion of our accounting policies in respect of the HCIT Programs.

Interest expense increased from approximately $212.1 million during the 2010 Calendar Year to $223.2 million during the 2011 Calendar Year. Such increase was primarily due to non-cash interest expense of $16.4 million attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that was recognized after the debt restructuring we completed on November 18, 2011 (the “2011 Debt Restructuring”). This increase was partially offset by a lower overall effective interest rate on our former $2.75 billion seven-year term loan because less of the outstanding balance thereunder was covered by our interest rate swap contract. We also maintained a lower average outstanding principal balance on such term loan during the 2011 Calendar Year as compared to the 2010 Calendar Year and recorded a greater amount of capitalized interest during the 2011 Calendar Year. See “Liquidity, Capital Resources and Capital Expenditures” below and Notes 3 and 12 to the Consolidated Financial Statements in Item 8 for further information regarding the 2011 Debt Restructuring, our long-term debt arrangements and the interest rate swap contract (including the accounting therefor).

As a result of the 2011 Debt Restructuring, we wrote-off approximately $24.0 million of deferred debt issuance costs and incurred $0.6 million of related costs.

Our effective income tax rates were approximately 34.2% and 35.4% during the 2011 Calendar Year and the 2010 Calendar Year, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 310 basis points and 300 basis points during the 2011 Calendar Year and the 2010 Calendar Year, respectively. Also, see Note 7 to the Consolidated Financial Statements in Item 8 for further information regarding our effective income tax rates.

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

The table below summarizes our recent cash flow activity (in thousands).

	Years Ended December 31,
	2012	2011	2010

Sources (uses) of cash and cash equivalents:
Operating activities	$597,273	$543,854	$434,603
Investing activities	(473,790)	(975,843)	(393,565)
Financing activities	(126,023)	401,223	(49,483)
Discontinued operations	(2,430)	(6,903)	4,239

Net decrease in cash and cash equivalents	$(4,970)	$(37,669)	$(4,206)

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

We believe that the professional and other costs of our ongoing government investigations, while difficult to predict, will continue and will vary throughout the duration of such investigations. We expect that those costs will be paid with our cash flows from continuing operating activities. See Note 13 to the Consolidated Financial Statements in Item 8 for information regarding such government investigations. Although subject to change due to a variety of factors beyond our control, we project that (i) during the year ending December 31, 2013 we will pay approximately $84.3 million to the counterparties of our interest rate swap contract, which is discussed at Note 3(a) to the Consolidated Financial Statements and (ii) we will receive additional reimbursement under the meaningful use measurement standard of the HCIT Programs ranging from $80 million to $90 million during the year ending December 31, 2013.

Investing Activities

Cash used in investing activities during the 2012 Calendar Year included: (i) approximately $388.8 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a replacement hospital for Walton Regional Medical Center in Monroe, Georgia that opened on April 22, 2012 and a 250-bed hospital that opened on January 26, 2013 to replace the north campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri); (ii) $61.9 million to acquire an 80% interest in each of five Oklahoma-based hospitals (the Integris Hospitals); (iii) $12.0 million to acquire nine ancillary health care businesses; and (iv) a $22.9 million net increase in our restricted funds. See Note 5 to the Consolidated Financial Statements in Item 8 for information regarding certain of our recent acquisitions. Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $7.6 million from buying and selling such securities during the 2012 Calendar Year. During such year, we received (i) $1.4 million of proceeds from the sale of the remaining real property at the Woman’s Center at Dallas Regional Medical Center, our closed hospital facility in Mesquite, Texas, and (ii) $2.9 million of proceeds from sales of assets and insurance recoveries.

Cash used in investing activities during the 2011 Calendar Year included: (i) approximately $301.9 million of additions to property, plant and equipment, consisting primarily of new medical equipment (including $20.7 million to purchase da Vinci® robotic surgical systems), renovation and expansion projects at certain of our facilities and replacement hospital construction (including a hospital that opened in May 2011 to replace Madison County Medical Center in Canton, Mississippi and a 250-bed hospital that opened on January 26, 2013 to replace the north campus facility at Poplar Bluff Regional Medical Center); (ii) $520.0 million to acquire the six Mercy

Hospitals; (iii) $38.8 million to acquire a 95% equity interest in a Mississippi-based hospital (Tri-Lakes); (iv) $23.3 million to acquire ten ancillary health care businesses; and (v) a $35.3 million net increase in our restricted funds. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $64.2 million from buying and selling such securities during the 2011 Calendar Year. These 2011 cash outlays were partially offset by (i) $4.9 million of proceeds from the sales of the remaining real property at Gulf Coast Medical Center, our closed hospital facility in Biloxi, Mississippi, and certain assets at Fishermen’s Hospital in Marathon, Florida and (ii) $2.8 million of proceeds from sales of assets and insurance recoveries.

Financing Activities

During the 2012 Calendar Year, we borrowed and repaid $47.0 million under our $500.0 million long-term revolving credit facility (the proceeds from such borrowings were used for acquisition working capital and a source of funding when Superstorm Sandy temporarily disrupted the financial markets in the northeast). Additionally, we made principal payments on our other long-term debt and capital lease obligations of approximately $94.9 million during such year. We also paid $35.5 million to noncontrolling shareholders for recurring distributions and purchases of their subsidiary shares. Partially offsetting these cash outlays were (i) $1.5 million of excess income tax benefits from our stock-based compensation arrangements and (ii) $3.6 million that we received from noncontrolling shareholders to acquire minority equity interests in two of our joint ventures. See Notes 3 and 4 to the Consolidated Financial Statements in Item 8 for further information regarding our long-term debt arrangements and capital lease obligations, respectively.

During the 2011 Calendar Year, we received approximately $389.2 million of cash proceeds from a syndicate of banks, including $29.2 million under a then existing revolving credit facility, to: (i) finance the acquisition of seven Tennessee-based general acute care hospitals and other ancillary health care operations from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc.; (ii) pay certain closing costs of a credit agreement, which is described at Note 3(d) to the Consolidated Financial Statements in Item 8; and (iii) provide start-up working capital to certain of our subsidiaries that are affiliated with the acquired hospitals. In connection with the 2011 Debt Restructuring, we received $2,967.8 million of proceeds from new debt arrangements, which was primarily used to repay all of the principal and accrued interest outstanding under certain of our then existing debt arrangements. As a result of the 2011 Debt Restructuring and normal recurring activity, our aggregate principal payments on long-term debt and capital lease obligations were $2,869.4 million during the 2011 Calendar Year. We also paid $75.1 million for debt issuance costs related to our new credit agreements and $28.3 million to noncontrolling shareholders primarily for recurring distributions. During the 2011 Calendar Year our cash provided by continuing financing activities also included (i) $14.1 million of cash proceeds from exercises of stock options and (ii) $3.0 million of excess income tax benefits from our stock-based compensation arrangements. See Note 3 to the Consolidated Financial Statements in Item 8 for further information regarding the 2011 Debt Restructuring.

Discontinued Operations

Cash used by our discontinued operations during the 2012 Calendar Year and the 2011 Calendar Year was approximately $2.4 million and $6.9 million, respectively, including $12.4 million of the total purchase price allocated from the abovementioned Mercy Health Partners, Inc. acquisition during 2011. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 11 to the Consolidated Financial Statements in Item 8 for further information regarding our discontinued operations.

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

Investing Activities

Cash used in investing activities during the 2011 Calendar Year included: (i) approximately $301.9 million of additions to property, plant and equipment, consisting primarily of new medical equipment (including $20.7 million to purchase da Vinci® robotic surgical systems), renovation and expansion projects at certain of our facilities and replacement hospital construction (including a hospital that opened in May 2011 to replace Madison County Medical Center in Canton, Mississippi and a 250-bed hospital that opened on January 26, 2013 to replace the north campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri); (ii) $520.0 million to acquire the six Mercy Hospitals; (iii) $38.8 million to acquire a 95% equity interest in a Mississippi-based hospital (Tri-Lakes); (iv) $23.3 million to acquire ten ancillary health care businesses; and (v) a $35.3 million net increase in our restricted funds. See Note 5 to the Consolidated Financial Statements in Item 8 for further information regarding certain of our recent acquisitions. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $64.2 million from buying and selling such securities during the 2011 Calendar Year. These 2011 cash outlays were partially offset by (i) $4.9 million of proceeds from the sales of the remaining real property at Gulf Coast Medical Center, our closed hospital facility in Biloxi, Mississippi, and certain assets at Fishermen’s Hospital in Marathon, Florida and (ii) $2.8 million of proceeds from sales of assets and insurance recoveries.

Cash used in investing activities during the 2010 Calendar Year included: (i) approximately $209.0 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and construction of a hospital to replace Madison County Medical Center; (ii) $152.0 million for the acquisition of two Florida-based hospitals (Wuesthoff); (iii) $21.5 million to acquire a 60% interest in each of three Florida-based hospitals (Shands); (iv) $18.0 million to acquire six ancillary health care businesses; and (v) a $5.8 million net increase in our restricted funds. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $16.8 million from buying and selling such securities during the 2010 Calendar Year. These 2010 cash outlays were partially offset by (i) $26.4 million of proceeds from the sale of Riley Hospital in Meridian, Mississippi, which is discussed at Note 11 to the Consolidated Financial Statements in Item 8, and (ii) $3.2 million of proceeds from sales of assets and insurance recoveries.

Financing Activities

During the 2011 Calendar Year, we received approximately $389.2 million of cash proceeds from a syndicate of banks, including $29.2 million under a then existing revolving credit facility, to: (i) finance the acquisition of seven Tennessee-based general acute care hospitals and other ancillary health care operations from Catholic Health Partners and its subsidiary Mercy Health Partners, Inc.; (ii) pay certain closing costs of a credit agreement, which is described at Note 3(d) to the Consolidated Financial Statements in Item 8; and (iii) provide start-up working capital to certain of our subsidiaries that are affiliated with the acquired hospitals. In connection with the 2011 Debt Restructuring, we received $2,967.8 million of proceeds from new debt arrangements, which was primarily used to repay all of the principal and accrued interest outstanding under certain of our then existing debt arrangements. As a result of the 2011 Debt Restructuring and normal recurring activity, our aggregate principal payments on long-term debt and capital lease obligations were $2,869.4 million during the 2011 Calendar Year. We also paid $75.1 million for debt issuance costs related to our new credit agreements and $28.3 million to noncontrolling shareholders primarily for recurring distributions. During the 2011 Calendar Year our cash provided by continuing financing activities also included (i) $14.1 million of cash proceeds from exercises of stock options and (ii) $3.0 million of excess income tax benefits from our stock-based compensation arrangements. See Notes 3 and 4 to the Consolidated Financial Statements in Item 8 for further information regarding the 2011 Debt Restructuring and our long-term debt arrangements and capital lease obligations.

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

Discontinued Operations

Cash used by our discontinued operations during the 2011 Calendar Year was approximately $6.9 million, including $12.4 million of the total purchase price allocated from the abovementioned Mercy Health Partners, Inc. acquisition. The cash provided by our discontinued operations during the 2010 Calendar Year was $4.2 million. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 11 to the Consolidated Financial Statements in Item 8 for further information regarding our discontinued operations.

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

Capital Resources

Senior Secured Credit Facilities. As more fully described at Note 3 to the Consolidated Financial Statements in Item 8, we completed the 2011 Debt Restructuring on November 18, 2011, which included, among other things, new variable rate senior secured credit facilities with a syndicate of banks (collectively, the “Credit Facilities”). The Credit Facilities consist of: (i) a $500.0 million five-year revolving credit facility (the “Revolving Credit Agreement”); (ii) a $725.0 million five-year term loan (the “Term Loan A”); and (iii) a $1.4 billion seven-year term loan (the “Term Loan B”). We used the net proceeds from the term loans under the Credit Facilities, together with the net proceeds from the sale of our 7.375% Senior Notes due 2020, to repay all amounts outstanding under certain predecessor credit facilities.

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

Part of our strategic business plan calls for us to acquire hospitals and other ancillary health care businesses in non-urban communities that are aligned with our business model, available at a reasonable price and otherwise meet our strict acquisition criteria. We typically fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. Specifically, we plan to fund the pending acquisition of an 80% interest in a 480-bed Florida-based hospital and certain related health care operations with available cash balances, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement. This pending acquisition, which we expect to close during the quarter ending June 30, 2013, is discussed at Note 15 to the Consolidated Financial Statements in Item 8.

Divestiture of Idle Property

We intend to sell the former Riverside hospital campus that we acquired as part of our acquisition of the Mercy Hospitals. However, the timing of such divestiture has not yet been determined. We intend to use the proceeds therefrom for general business purposes. See Note 11 to the Consolidated Financial Statements in Item 8 for further information about this idle facility.

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

	Payments Due by Year Ending December 31,
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter
	(in thousands)

Long-term debt (a)	$276,344	$348,554	$289,432	$979,570	$138,848	$2,356,504
Capital leases	31,188	29,572	31,328	22,631	12,216	90,890
Operating leases (b)	122,477	93,687	74,305	52,781	31,607	94,076
Interest rate swap contract	84,277	8,768	—	—	—	—
Physician commitments (c)	61,109	28,637	—	—	—	—
Other	200	200	200	200	200	400

Total contractual obligations	$575,595	$509,418	$395,265	$1,055,182	$182,871	$2,541,870

Other Commitments Not Recorded on our Consolidated Balance Sheet	Commitment Expiration by Year Ending December 31,
	2013	2014	2015	2016	2017	Thereafter
	(in thousands)

Letters of credit (d)	$53,521	$—	$—	$—	$—	$—
Physician commitments (c)	97,811	36,354	—	—	—	—
Other (e)	33,520	2,000	2,000	—	—	—

Total commitments	$184,852	$38,354	$2,000	$—	$—	$—

(a)	For purposes of the above table, we assumed that we would repurchase our 3.75% Convertible Senior Subordinated Notes due 2028 on May 1, 2014 because the noteholders can unilaterally exercise their contractual right to require us to repurchase some or all of their notes on such date.
(b)	Amounts relate to obligations under operating leases for real property, real property master leases and equipment. The real property master leases are leases for buildings near our hospitals for which we guarantee a certain level of rental income to the owners of the property. We sublease space in these buildings to unrelated third parties. Future operating lease obligations are not recorded on our consolidated balance sheets.
(c)	See Note 1(e) and Note 13 to the Consolidated Financial Statements in Item 8 for further information regarding physician and physician group guarantees and commitments.
(d)	Amount relates to outstanding letters of credit that principally serve as security for our workers’ compensation self-insurance program and deposits for certain utility companies.
(e)	Other includes: (i) certain construction costs; (ii) purchase commitments for supplies; and (iii) other miscellaneous commitments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk due to changes in interest rates. To mitigate our exposure to interest rate volatility, a portion of our long-term debt is fixed rate and, if appropriate, we will consider entering into an interest rate swap contract. See Note 3 to the Consolidated Financial Statements in Item 8 for a discussion of our long-term debt. We do not believe that our overall market risk exposures will materially change during 2013.

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

	Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Totals
	(in thousands, except interest rates)
Fixed rate long-term debt, including capital leases	$25,689	$24,996	$28,670	$420,142	$8,863	$921,714	$1,430,074
Weighted average interest rates	6.4%	6.5%	6.5%	6.1%	6.5%	7.3%	6.9%
Fixed rate convertible long-term debt	—	$91,450 (a)	—	—	—	—	$91,450
Weighted average interest rates	—	3.8%	—	—	—	—	3.8%
Variable rate long-term debt	$100,375	$86,500	$122,750	$438,565	$14,000	$1,294,435	$2,056,625
Weighted average interest rates (b)	3.3%	2.9%	2.8%	2.6%	4.5%	4.5%	3.9%

(a)	For purposes of the above table, we assumed that we would repurchase our 3.75% Convertible Senior Subordinated Notes due 2028 on May 1, 2014 because the noteholders can unilaterally exercise their contractual right to require us to repurchase some or all of their notes on such date.
(b)	For purposes of the above table, we assumed that the interest rates on each of our variable rate long-term debt instruments at December 31, 2012 would remain in effect for the full term of such instruments.

We do not execute transactions or hold derivative financial instruments for trading purposes. However, pursuant to the requirements of the agreements underlying our former credit facilities, we entered into a receive variable/pay fixed interest rate swap contract in February 2007 that provides for us to pay a fixed interest rate of 6.7445% on the notional amount of such contract for its seven-year term. At December 31, 2012, the estimated fair value of the liability for our interest rate swap contract, which is discussed at Note 3(a) to the Consolidated Financial Statements in Item 8, was approximately $93.0 million. A hypothetical 1% change in the LIBOR rate used in the valuation of our interest rate swap contract liability would have changed its estimated fair value by $14.1 million.

We are exposed to market risk related to changes in the values of our available-for-sale securities, including those that are held by our insurance company subsidiaries. As more fully described at Note 6 to the Consolidated Financial Statements in Item 8, those investments have an estimated fair value and amortized cost basis at December 31, 2012 of approximately $273.2 million and $263.9 million, respectively. We are also exposed to risk related to market illiquidity. For example, if one of our insurance subsidiaries requires cash beyond its usual requirements and we are unable to readily access the customary capital markets, we may have difficulty selling our investments in a timely manner or be forced to sell them at prices that are less than what we might have been able to obtain in an active market.

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

As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements and schedule have been restated to correct for errors in the accounting for incentive payments recognized in connection with various Medicare and Medicaid Healthcare Information Technology programs and other individually immaterial errors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2013, except for the effects of the material weakness described in the fifth and sixth paragraphs of that report, as to which the date is November 13, 2013, expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Miami, Florida

February 27, 2013, except for Note 2, as to which the date is November 13, 2013

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
	(restated)	(restated)	(restated)

Net revenue before the provision for doubtful accounts	$6,747,518	$5,803,251	$5,090,466
Provision for doubtful accounts	(882,013)	(716,856)	(624,753)

Net revenue	5,865,505	5,086,395	4,465,713

Salaries and benefits	2,620,094	2,303,030	2,017,628
Supplies	903,770	776,598	702,370
Rent expense	172,733	153,979	122,683
Other operating expenses	1,309,511	1,067,656	893,865
Medicare and Medicaid HCIT incentive payments	(74,768)	(31,718)	—
Depreciation and amortization	348,753	265,379	243,248
Interest expense	311,069	223,215	212,062
Write-offs of deferred debt issuance costs and related other	—	24,595	—
Other	238	(1,771)	(8,797)

	5,591,400	4,780,963	4,183,059

Income from continuing operations before income taxes	274,105	305,432	282,654
Provision for income taxes	(89,569)	(104,477)	(100,146)

Income from continuing operations	184,536	200,955	182,508
Loss from discontinued operations, including gains/losses on disposals, net of income taxes (see Note 10)	(7,617)	(2,409)	(13,526)

Consolidated net income	176,919	198,546	168,982
Net income attributable to noncontrolling interests	(26,972)	(25,215)	(22,179)

Net income attributable to Health Management Associates, Inc.	$149,947	$173,331	$146,803

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.62	$0.70	$0.65
Discontinued operations	(0.03)	(0.01)	(0.05)

Net income	$0.59	$0.69	$0.60

Diluted
Continuing operations	$0.61	$0.69	$0.64
Discontinued operations	(0.03)	(0.01)	(0.05)

Net income	$0.58	$0.68	$0.59

Weighted average number of shares outstanding:
Basic	254,217	251,541	248,272

Diluted	256,710	255,037	251,106

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2012	2011	2010
	(restated)	(restated)	(restated)

Consolidated net income	$176,919	$198,546	$168,982
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Changes in fair value	—	47,735	(17,646)
Reclassification adjustments for amortization of expense into net income	78,969	10,384	—

Net activity attributable to the interest rate swap contract	78,969	58,119	(17,646)

Available-for-sale securities
Unrealized gains (losses), net	7,974	(117)	2,473
Adjustments for net (gains) losses reclassified into net income	—	(1,020)	(2,143)

Net activity attributable to available-for-sale securities	7,974	(1,137)	330

Other comprehensive income (loss) before income taxes	86,943	56,982	(17,316)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(33,443)	(21,298)	6,434

Other comprehensive income (loss), net	53,500	35,684	(10,882)

Total consolidated comprehensive income	230,419	234,230	158,100
Total comprehensive income attributable to noncontrolling interests	(26,972)	(25,215)	(22,179)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$203,447	$209,015	$135,921

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2012	2011
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$59,173	$64,143
Available-for-sale securities	121,106	122,277
Accounts receivable, less allowances for doubtful accounts of $670,729 and $578,972 at December 31, 2012 and 2011, respectively	957,918	899,216
Supplies, at cost (first-in, first-out method)	159,599	156,529
Prepaid expenses	61,285	59,066
Prepaid and recoverable income taxes	60,438	60,488
Restricted funds	26,525	28,289
Assets of discontinued operations	6,250	14,561

Total current assets	1,452,294	1,404,569

Property, plant and equipment:
Land and improvements	257,326	249,842
Buildings and improvements	2,964,321	2,848,185
Leasehold improvements	271,995	259,048
Equipment	1,805,943	1,565,236
Construction in progress	224,285	164,185

	5,523,870	5,086,496
Accumulated depreciation and amortization	(2,057,980)	(1,820,674)

Net property, plant and equipment	3,465,890	3,265,822

Restricted funds	125,532	96,244
Goodwill	1,025,137	1,001,061
Deferred charges and other assets	317,501	235,255

Total assets	$6,386,354	$6,002,951

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$211,387	$198,967
Accrued payroll and related taxes	94,277	80,281
Accrued expenses and other liabilities	463,813	366,980
Due to third party payors	51,642	30,431
Deferred income taxes	29,026	44,280
Current maturities of long-term debt and capital lease obligations	126,262	85,692

Total current liabilities	976,407	806,631

Deferred income taxes	301,237	234,222
Long-term debt and capital lease obligations, less current maturities	3,440,353	3,496,491
Other long-term liabilities	460,886	491,037

Total liabilities	5,178,883	5,028,381

Redeemable equity securities	212,458	200,643

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 256,394 shares and 254,156 shares issued at December 31, 2012 and 2011, respectively	2,564	2,542
Accumulated other comprehensive income (loss), net of income taxes	(41,940)	(95,440)
Additional paid-in capital	173,843	156,859
Retained earnings	843,938	693,991

Total Health Management Associates, Inc. stockholders’ equity	978,405	757,952
Noncontrolling interests	16,608	15,975

Total stockholders’ equity	995,013	773,927

Total liabilities and stockholders’ equity	$6,386,354	$6,002,951

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	Health Management Associates, Inc.
			Accumulated Other Comprehensive Income (Loss), Net	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders’ Equity

	Common Stock
	Shares	Par Value
				(restated)	(restated)		(restated)
Balances at January 1, 2010 (as previously reported)	248,517	$2,485	$(120,242)	$96,531	$376,401	$6,445	$361,620
Cumulative affect of restatement on prior years (see Note 2)	—	—	—	(453)	(2,544)	—	(2,997)

Balances at January 1, 2010 (as restated)	248,517	2,485	(120,242)	96,078	373,857	6,445	358,623

Net income	—	—	—	—	146,803	22,179	168,982
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	221	—	—	—	221
Change in fair value of interest rate swap contract and amortization of expense into net income, net	—	—	(11,103)	—	—	—	(11,103)
Exercises of stock options and related tax matters	1,094	11	—	11,781	—	—	11,792
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	1,269	13	—	(3,185)	—	—	(3,172)
Stock-based compensation expense	—	—	—	19,027	—	—	19,027
Distributions to noncontrolling shareholders	—	—	—	—	—	(19,598)	(19,598)
Noncontrolling shareholder interests in acquired businesses	—	—	—	—	—	3,565	3,565

Balances at December 31, 2010	250,880	2,509	(131,124)	123,701	520,660	12,591	528,337

Net income	—	—	—	—	173,331	25,215	198,546
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	(741)	—	—	—	(741)
Change in fair value of interest rate swap contract and amortization of expense into net income, net	—	—	36,425	—	—	—	36,425
Exercises of stock options and related tax matters	1,563	16	—	16,237	—	—	16,253
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	1,713	17	—	(7,587)	—	—	(7,570)
Stock-based compensation expense	—	—	—	24,508	—	—	24,508
Distributions to noncontrolling shareholders	—	—	—	—	—	(25,394)	(25,394)
Noncontrolling shareholder interests in acquired businesses	—	—	—	—	—	3,563	3,563

Balances at December 31, 2011	254,156	2,542	(95,440)	156,859	693,991	15,975	773,927

Net income	—	—	—	—	149,947	26,972	176,919
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	5,186	—	—	—	5,186
Change in fair value of interest rate swap contract and amortization of expense into net income, net	—	—	48,314	—	—	—	48,314
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	2,238	22	—	(8,322)	—	—	(8,300)
Stock-based compensation expense	—	—	—	25,599	—	—	25,599
Distributions to noncontrolling shareholders	—	—	—	—	—	(27,095)	(27,095)
Purchases of subsidiary shares from noncontrolling shareholders	—	—	—	(293)	—	(1,161)	(1,454)
Noncontrolling shareholder interests in acquired businesses	—	—	—	—	—	1,917	1,917

Balances at December 31, 2012	256,394	$2,564	$(41,940)	$173,843	$843,938	$16,608	$995,013

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
	(restated)	(restated)	(restated)
Cash flows from operating activities:
Consolidated net income	$176,919	$198,546	$168,982
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	359,732	272,005	249,959
Amortization related to interest rate swap contract	78,969	10,384	—
Fair value adjustments related to interest rate swap contract	24,201	5,979	—
Provision for doubtful accounts	882,013	716,856	624,753
Stock-based compensation expense	25,599	24,508	19,027
Losses (gains) on sales of assets, net	4,790	1,325	(711)
Gains on sales of available-for-sale securities, net	(3,081)	(518)	(4,328)
Write-offs of deferred debt issuance costs	—	24,045	—
Deferred income tax expense	(2,727)	76,473	19,238
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(952,071)	(869,397)	(729,907)
Supplies	(1,789)	(3,108)	(13,539)
Prepaid expenses	(2,088)	(8,271)	(7,104)
Prepaid and recoverable income taxes	28,598	(18,219)	32,590
Deferred charges and other long-term assets	(975)	(5,785)	5,382
Accounts payable	10,346	24,227	31,699
Accrued expenses and other liabilities	(37,288)	95,394	26,314
Equity compensation excess income tax benefits	(1,492)	(2,999)	(1,278)
Loss from discontinued operations, net	7,617	2,409	13,526

Net cash provided by continuing operating activities	597,273	543,854	434,603

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	(73,948)	(582,090)	(191,454)
Additions to property, plant and equipment	(388,793)	(301,878)	(209,020)
Proceeds from sales of assets and insurance recoveries	2,857	2,765	3,150
Proceeds from sales of discontinued operations	1,392	4,851	26,360
Purchases of available-for-sale securities	(1,947,028)	(1,385,580)	(921,724)
Proceeds from sales of available-for-sale securities	1,954,653	1,321,398	904,881
Increase in restricted funds, net	(22,923)	(35,309)	(5,758)

Net cash used in continuing investing activities	(473,790)	(975,843)	(393,565)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	47,000	3,356,970	—
Principal payments on debt and capital lease obligations	(141,861)	(2,869,380)	(40,147)
Payments of debt issuance costs	(702)	(75,149)	—
Proceeds from exercises of stock options	—	14,067	7,469
Cash received from noncontrolling shareholders	3,591	—	2,547
Cash payments to noncontrolling shareholders	(35,543)	(28,284)	(20,630)
Equity compensation excess income tax benefits	1,492	2,999	1,278

Net cash provided by (used in) continuing financing activities	(126,023)	401,223	(49,483)

Net decrease in cash and cash equivalents before discontinued operations	(2,540)	(30,766)	(8,445)
Net increases (decreases) in cash and cash equivalents from discontinued operations:
Operating activities	(2,295)	5,991	5,672
Investing activities (see Note 11)	(135)	(12,894)	(1,433)

Net decrease in cash and cash equivalents	(4,970)	(37,669)	(4,206)
Cash and cash equivalents at the beginning of the year	64,143	101,812	106,018

Cash and cash equivalents at the end of the year	$59,173	$64,143	$101,812

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$270,027	$188,734	$204,576

Income taxes	$71,737	$50,651	$69,443

See accompanying notes.

1.	Business and Summary of Significant Accounting Policies

Health Management Associates, Inc. by and through its subsidiaries (collectively, the “Company”) provides health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of December 31, 2012, the Company operated 70 hospitals in fifteen states with a total of 10,562 licensed beds, including twenty-two hospitals located in Florida, ten hospitals in Mississippi and nine hospitals in Tennessee. See Note 15 for acquisition activity subsequent to December 31, 2012.

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

The Company’s investments in debt securities and shares in publicly traded stocks and mutual funds have been designated by management as available-for-sale securities, as defined by GAAP. The estimated fair values of such securities are based on quoted market prices and pricing valuation models. Changes in temporary unrealized gains and losses are recorded as adjustments to other comprehensive income, net of income taxes. Periodically, management performs an evaluative assessment of individual securities to determine whether declines in fair value are other-than-temporary. Management considers various quantitative, qualitative and judgmental factors when performing its evaluation, including, but not limited to, the nature of the security being analyzed and the length of time and extent to which a security’s fair value is below its historical/amortized cost. The weighted average cost method is used to calculate the historical cost basis of securities that are sold. Also, see Notes 6 and 12 for more information regarding the Company’s available-for-sale securities.

d.	Property, plant and equipment

Property, plant and equipment are stated at cost and include major expenditures that extend an asset’s useful life. Ordinary repair and maintenance costs (e.g., medical equipment adjustments, painting, cleaning, etc.) are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the underlying assets. Estimated useful lives for buildings and improvements range from fifteen to forty years and for equipment range from three to fifteen years. Leasehold improvements, capital lease assets and other assets of a similar nature are amortized on a straight-line basis over the shorter of the term of the respective lease or the useful life of the underlying asset. Depreciation expense was approximately $241.0 million, $216.8 million and $208.6 million during the years ended December 31, 2012, 2011 and 2010, respectively.

e.	Deferred debt issuance costs, goodwill and other long-lived assets

Deferred debt issuance costs. Deferred charges and other assets include deferred debt issuance costs that are being amortized over the estimated economic life of the related debt using the effective interest method. A rollforward of the Company’s deferred debt issuance costs is presented in the table below (in thousands).

	Years Ended December 31,
	2012	2011	2010

Balances at the beginning of the year	$67,201	$48,515	$48,515
Costs associated with the issuance of long-term debt	702	75,149	—
Write-offs (see debt restructuring at Note 3)	—	(56,463)	—

Balances at the end of the year	$67,903	$67,201	$48,515

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

Intangible Assets. Included in deferred charges and other assets at December 31, 2012 and 2011 were intangible assets of approximately $99.2 million and $51.2 million, respectively, relating to contractual rights to operate hospitals and non-compete arrangements (together, the “Intangible Assets”), net of $15.2 million and $2.0 million of accumulated amortization. See Note 5 for further information regarding the Company’s acquisition of the Intangible Assets for $48.0 million in 2012 and $51.2 million in 2011. Amortization expense related to the Intangible Assets was $13.2 million and $2.0 million during the years ended December 31, 2012 and 2011, respectively. Future amortization of such assets is expected to approximate $15.0 million, $15.0 million, $14.2 million, $11.3 million and $6.1 million during the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

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

There were no long-lived asset impairment charges that were material to the Company’s continuing operations during the years ended December 31, 2012, 2011 and 2010. During the years ended December 31, 2012, 2011 and 2010, the Company recorded long-lived asset and goodwill impairment charges of approximately $3.0 million, $3.6 million and $8.4 million, respectively, in discontinued operations (see Note 11).

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

Net Revenue. The Company records gross patient service charges on the accrual basis in the period that the services are rendered. Net revenue before the provision for doubtful accounts represents gross patient service charges less provisions for contractual adjustments and uninsured self-pay patient discounts. The Company’s provisions for contractual adjustments were approximately $23,990 million, $18,522 million and $14,825 million during the years ended December 31, 2012, 2011 and 2010, respectively. The corresponding uninsured self-pay patient discounts are disclosed in a table at the end of this Note 1(f).

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

Medicare	$1,896,772	28.1%
Medicaid	622,454	9.2
Commercial insurance	3,361,580	49.8
Self-pay	722,529	10.7
Other	144,183	2.2

	$6,747,518	100.0%

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

The table below sets forth the estimated costs of the Company’s uncompensated patient care (in thousands).

	Years Ended December 31,
	2012	2011	2010

Charity and indigent care foregone/unrecognized revenue (based on established rates)	$103,557	$91,927	$88,797
Uninsured self-pay patient discounts	1,280,292	939,763	789,370
Provision for doubtful accounts	882,013	716,856	624,753

	2,265,862	1,748,546	1,502,920
Cost-to-charge ratio	22.0%	21.8%	22.3%

Estimated costs of uncompensated patient care	$498,490	$381,183	$335,151

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

At both December 31, 2012 and 2011, the Company’s allowance for doubtful accounts for self-pay uninsured patient accounts was approximately 72.6% of its total self-pay uninsured patient accounts receivable balance. The corresponding percentages for the Company’s allowance for doubtful accounts pertaining to its accounts receivable from government payors, managed care health plans and other commercial payors were 6.3% and 6.5% at December 31, 2012 and 2011, respectively. The Company’s write-offs of patient accounts receivable (most of which relates to uninsured self-pay patients) were approximately $811.7 million, $659.5 million and $615.7 million during the years ended December 31, 2012, 2011 and 2010, respectively. The increase in patient accounts receivable write-offs during such three-year period was primarily due to (i) the Company’s acquisition activity (see Note 5) and (ii) increases in net revenue before the provision for doubtful accounts from uninsured self-pay patients and patient responsibility amounts.

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

Using a gain contingency model, the Company recognizes a benefit under the HCIT Programs in its consolidated income statement when the eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology during the period and, if applicable, the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available. Specifically, a benefit is recorded (i) for Medicaid HCIT Programs when the Company’s eligible hospitals and physician practices adopt, implement or demonstrate meaningful use of certified EHR technology for the applicable period because the cost report information for the full cost report year that will determine the final calculation of the incentive payment is known at that time and (ii) for the Medicare HCIT Program when eligible hospitals and physician practices demonstrate meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available. In addition, HCIT incentive payments previously recognized as income are subject to audit and potential recoupment if it is determined that the Company did not meet the applicable meaningful use standards required in connection with such incentive payments.

During the years ended December 31, 2012 and 2011, the Company recognized benefits in its consolidated income statements of approximately $74.8 million and $31.7 million, respectively, related to the HCIT Programs. Included in the Company’s consolidated balance sheets at December 31, 2012 and 2011 were receivables under the HCIT Programs of $11.7 million and $3.2 million, respectively. The corresponding deferred incentive payment liability was $19.2 million at December 31, 2012. There was no such liability at December 31, 2011. See Note 2 for information relating to the restatement of these amounts.

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

Cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other liabilities are reflected in the consolidated balance sheets at their estimated fair values primarily due to their short-term nature. The estimated fair values of the Company’s available-for-sale securities and long-term debt securities, which are disclosed at Note 6, were primarily determined by reference to quoted market prices, pricing valuation models and/or bid and ask prices in the relevant market. Additionally, see Note 6 regarding the estimated fair values of the Company’s interest rate swap contract, including valuation methods and significant assumptions.

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

Redeemable equity securities with redemption features that are not solely within the Company’s control are classified outside of permanent equity. Those securities are initially recorded at their estimated fair value on the date of issuance. Securities that are currently redeemable or redeemable after the passage of time are adjusted to their redemption value as changes occur. If it is unlikely that a redeemable equity security will ever require redemption (e.g., management does not expect that a triggering contingency will occur, etc.), then subsequent adjustments to the initially recorded amount will only be recognized in the period that a redemption becomes probable. See Note 5 for further information regarding the Company’s redeemable equity securities.

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

See Note 7 for further information regarding income taxes.

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

GAAP requires that a component of an entity be reported as discontinued operations if, among other things, such component: (i) has been disposed of or is classified as held for sale; (ii) has operations and cash flows that can be clearly distinguished from the rest of the reporting entity; and (iii) will be eliminated from the ongoing operations of the reporting entity. In the period that a component of the Company meets such criteria, its results of operations and cash flows for current and prior periods are reclassified to discontinued operations and the assets and liabilities of the related disposal group are segregated on the consolidated balance sheet. See Note 11 for further information regarding the Company’s discontinued operations.

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

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements

The Company has restated its consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 due to an accounting error in the Company’s application of the requirements for certifying its electronic health record (“EHR”) technology under various Medicare and Medicaid HCIT programs. It was determined that 11 of the Company’s hospitals did not meet the “meaningful use” criteria necessary to qualify for HCIT payments and that the Company had recognized as income during the period July 1, 2011 through June 30, 2013 a total of approximately $31.0 million of HCIT payments for these 11 hospitals ($8.3 million, $17.3 million and $5.4 million related to 2011, 2012 and 2013, respectively). In Note 6, the Company has reclassified $175.4 million to Level 2 certain investments which were misclassified previously as Level 1. The impact of correcting the misstatement under the HCIT programs, as well as correction of unrelated immaterial errors, on the Company’s consolidated balance sheets and consolidated statements of income, comprehensive income and cash flows is as follows:

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Income and Comprehensive Income
Net revenue before the provision for doubtful accounts	$6,752,705	$(5,187)	$6,747,518
Provision for doubtful accounts	(874,467)	(7,546)	(882,013)

Net revenue	5,878,238	(12,733)	5,865,505

Salaries and benefits	2,622,428	(2,334)	2,620,094
Supplies	903,770	—	903,770
Rent expense	173,033	(300)	172,733
Other operating expenses	1,307,826	1,685	1,309,511
Medicare and Medicaid HCIT incentive programs	(92,026)	17,258	(74,768)
Depreciation and amortization	348,941	(188)	348,753
Interest expense	312,547	(1,478)	311,069
Other	238	—	238

Income from continuing operations before income taxes	301,481	(27,376)	274,105
Provision for income taxes	(102,622)	13,053	(89,569)

Income from continuing operations	198,859	(14,323)	184,536
Loss from discontinued operations	(7,617)	—	(7,617)

Consolidated net income	191,242	(14,323)	176,919
Net income attributable to noncontrolling interests	(26,972)	—	(26,972)

Net income attributable to Health Management Associates, Inc.	$164,270	$(14,323)	$149,947

Comprehensive income	$244,742	$(14,323)	$230,419

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.68	$(0.06)	$0.62
Discontinued operations	(0.03)	—	(0.03)

Net income	$0.65	$(0.06)	$0.59

Diluted
Continuing operations	$0.67	$(0.06)	$0.61
Discontinued operations	(0.03)	—	(0.03)

Net income	$0.64	$(0.06)	$0.58

	December 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Accounts receivable, less allowances for doubtful accounts	$976,872	$(18,954)	$957,918
Other current assets	494,376	—	494,376

Total current assets	1,471,248	(18,954)	1,452,294

Net property, plant and equipment	3,463,052	2,838	3,465,890
Goodwill	1,023,456	1,681	1,025,137
Other long-term assets	443,033	—	443,033

Total assets	$6,400,789	$(14,435)	$6,386,354

Accrued expenses and other liabilities	$469,055	$(5,242)	$463,813
Due to third party payors	26,470	25,172	51,642
Deferred income taxes	45,170	(16,144)	29,026
Other current liabilities	431,728	198	431,926

Total current liabilities	972,423	3,984	976,407
Long-term debt and capital lease obligations, less current maturities	3,433,260	7,093	3,440,353
Other long-term liabilities	762,123	—	762,123
Redeemable equity securities	212,458	—	212,458
Total stockholders’ equity	1,020,525	(25,512)	995,013

Total liabilities and stockholders’ equity	$6,400,789	$(14,435)	$6,386,354

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows
Operating activities:
Consolidated net income	$191,242	$(14,323)	$176,919
Depreciation and amortization	359,920	(188)	359,732
Provision for doubtful accounts	874,467	7,546	882,013
Deferred tax expense	7,373	(10,100)	(2,727)
Accounts receivable	(959,178)	7,107	(952,071)
Prepaid and recoverable income taxes	29,866	(1,268)	28,598
Accounts payable	11,193	(847)	10,346
Accrued expenses and other liabilities	(49,255)	11,967	(37,288)
Other cash flows from operating activities	131,751	—	131,751

Net cash provided by continuing operating activities	597,379	(106)	597,273

Investing activities:
Additions to property, plant and equipment	(388,899)	106	(388,793)
Other cash flows from investing activities	(84,997)	—	(84,997)

Net cash used in continuing investing activities	(473,896)	106	(473,790)

Net cash used in continuing financing activities	(126,023)	—	(126,023)

Discontinued operations	(2,430)	—	(2,430)

Net decrease in cash and cash equivalents	(4,970)	—	(4,970)
Cash and cash equivalents at the beginning of the year	64,143	—	64,143

Cash and cash equivalents at the end of the year	$59,173	$—	$59,173

	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Income and Comprehensive Income
Net revenue before the provision for doubtful accounts	$5,804,451	$(1,200)	$5,803,251
Provision for doubtful accounts	(716,856)	—	(716,856)

Net revenue	5,087,595	(1,200)	5,086,395

Salaries and benefits	2,302,844	186	2,303,030
Supplies	776,598	—	776,598
Rent expense	154,279	(300)	153,979
Other operating expenses	1,067,980	(324)	1,067,656
Medicare and Medicaid HCIT incentive programs	(39,982)	8,264	(31,718)
Depreciation and amortization	267,900	(2,521)	265,379
Interest expense	222,747	468	223,215
Other	22,824	—	22,824

Income from continuing operations before income taxes	312,405	(6,973)	305,432
Provision for income taxes	(106,071)	1,594	(104,477)

Income from continuing operations	206,334	(5,379)	200,955
Loss from discontinued operations	(2,409)	—	(2,409)

Consolidated net income	203,925	(5,379)	198,546
Net income attributable to noncontrolling interests	(25,215)	—	(25,215)

Net income attributable to Health Management Associates, Inc.	$178,710	$(5,379)	$173,331

Comprehensive Income	$239,609	$(5,379)	$234,230

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.72	$(0.02)	$0.70
Discontinued operations	(0.01)	—	(0.01)

Net income	$0.71	$(0.02)	$0.69

Diluted
Continuing operations	$0.71	$(0.02)	$0.69
Discontinued operations	(0.01)	—	(0.01)

Net income	$0.70	$(0.02)	$0.68

	December 31, 2011
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Accounts receivable, less allowances for doubtful accounts	$903,517	$(4,301)	$899,216
Prepaid and recoverable income taxes	61,756	(1,268)	60,488
Other current assets	444,865	—	444,865

Total current assets	1,410,138	(5,569)	1,404,569

Net property, plant and equipment	3,263,172	2,650	3,265,822
Goodwill	999,380	1,681	1,001,061
Other long-term assets	331,499	—	331,499

Total assets	$6,004,189	$(1,238)	$6,002,951

Accounts payable	$198,120	$847	$198,967
Accrued expenses and other liabilities	368,790	(1,810)	366,980
Due to third party payors	20,658	9,773	30,431
Deferred income taxes	50,466	(6,186)	44,280
Other current liabilities	165,790	183	165,973

Total current liabilities	803,824	2,807	806,631
Long-term debt and capital lease obligations, less current maturities	3,489,489	7,002	3,496,491
Other long-term liabilities	725,117	142	725,259
Redeemable equity securities	200,643	—	200,643
Total stockholders’ equity	785,116	(11,189)	773,927

Total liabilities and stockholders’ equity	$6,004,189	$(1,238)	$6,002,951

	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows
Operating activities:
Consolidated net income	$203,925	$(5,379)	$198,546
Depreciation and amortization	274,526	(2,521)	272,005
Stock based compensation expense	25,169	(661)	24,508
Deferred tax expense	79,159	(2,686)	76,473
Accounts receivable	(870,898)	1,501	(869,397)
Prepaid and recoverable income taxes	(18,987)	768	(18,219)
Accounts payable	23,380	847	24,227
Accrued expenses and other liabilities	87,431	7,963	95,394
Other cash flows from operating activities	740,317	—	740,317

Net cash provided by continuing operating activities	544,022	(168)	543,854

Investing activities:
Additions to property, plant and equipment	(302,046)	168	(301,878)
Other cash flows from investing activities	(673,965)	—	(673,965)

Net cash used in continuing investing activities	(976,011)	168	(975,843)

Net cash provided by continuing financing activities	401,223	—	401,223

Discontinued operations	(6,903)	—	(6,903)

Net decrease in cash and cash equivalents	(37,669)	—	(37,669)
Cash and cash equivalents at the beginning of the year	101,812	—	101,812

Cash and cash equivalents at the end of the year	$64,143	$—	$64,143

	Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Income and Comprehensive Income
Net revenue before the provision for doubtful accounts	$5,092,166	$(1,700)	$5,090,466
Provision for doubtful accounts	(624,753)	—	(624,753)

Net revenue	4,467,413	(1,700)	4,465,713

Salaries and benefits	2,016,967	661	2,017,628
Supplies	703,426	(1,056)	702,370
Rent expense	122,983	(300)	122,683
Other operating expenses	892,465	1,400	893,865
Depreciation and amortization	241,873	1,375	243,248
Interest expense	211,673	389	212,062
Other	(8,797)	—	(8,797)

Income from continuing operations before income taxes	286,823	(4,169)	282,654
Provision for income taxes	(101,049)	903	(100,146)

Income from continuing operations	185,774	(3,266)	182,508
Loss from discontinued operations	(13,526)	—	(13,526)

Consolidated net income	172,248	(3,266)	168,982
Net income attributable to noncontrolling interests	(22,179)	—	(22,179)

Net income attributable to Health Management Associates, Inc.	$150,069	$(3,266)	$146,803

Comprehensive Income	$161,366	$(3,266)	$158,100

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.66	$(0.01)	$0.65
Discontinued operations	(0.05)	—	(0.05)

Net income	$0.61	$(0.01)	$0.60

Diluted
Continuing operations	$0.65	$(0.01)	$0.64
Discontinued operations	(0.05)	—	(0.05)

Net income	$0.60	$(0.01)	$0.59

	Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows
Operating activities:
Consolidated net income	$172,248	$(3,266)	$168,982
Depreciation and amortization	248,583	1,376	249,959
Stock based compensation expense	18,366	661	19,027
Deferred tax expense	20,311	(1,073)	19,238
Supplies	(14,250)	711	(13,539)
Accounts receivable	(731,607)	1,700	(729,907)
Prepaid expenses	(6,393)	(711)	(7,104)
Prepaid and recoverable income taxes	31,020	1,570	32,590
Accrued expenses and other liabilities	27,370	(1,056)	26,314
Other cash flows from operating activities	669,043	—	669,043

Net cash provided by continuing operating activities	434,691	(88)	434,603

Investing activities:
Additions to property, plant and equipment	(209,108)	88	(209,020)
Other cash flows from investing activities	(184,545)	—	(184,545)

Net cash used in continuing investing activities	(393,653)	88	(393,565)

Net cash provided by (used in) continuing financing activities	(49,483)	—	(49,483)

Discontinued operations	4,239	—	4,239

Net decrease in cash and cash equivalents	(4,206)	—	(4,206)
Cash and cash equivalents at the beginning of the year	106,018	—	106,018

Cash and cash equivalents at the end of the year	$101,812	$—	$101,812

The notes to the consolidated financial statements have been restated for these adjustments as applicable.

3.	Long-Term Debt

The table below summarizes the Company’s long-term debt and capital lease obligations (in thousands).

	December 31,
	2012	2011
Bank borrowings (a):
Revolving credit facilities	$—	$—
Term Loan A	670,625	725,000
Term Loan B, net of discounts of approximately $11,682 and $13,742 at December 31, 2012 and 2011, respectively	1,374,318	1,386,258
7.375% Senior Notes due 2020 (b)	875,000	875,000
6.125% Senior Notes due 2016, net of discounts of approximately $1,215 and $1,584 at December 31, 2012 and 2011, respectively (b)	398,785	398,416
3.75% Convertible Senior Subordinated Notes due 2028, net of discounts of approximately $5,928 and $9,802 at December 31, 2012 and 2011, respectively (c)	85,522	81,648
Installment notes and other long-term debt at interest rates ranging from 4.2% to 7.5%	13,988	4,264
Capital lease obligations (see Note 4)	148,377	111,597

Long-term debt and capital lease obligations	3,566,615	3,582,183
Less current maturities	(126,262)	(85,692)

Long-term debt and capital lease obligations, less current maturities	$3,440,353	$3,496,491

a.	Bank Borrowings

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

The Company could elect whether interest on the Predecessor Credit Facilities, which was payable quarterly in arrears, was calculated using LIBOR or prime as its base rate. The effective interest rate included a spread above the base rate selected by the Company. Under the Predecessor Revolving Credit Agreement, the Company was also obligated to pay commitment fees based on the amounts available for borrowing. During February 2007, as required by the Predecessor Credit Facilities, the Company entered into a seven-year receive variable/pay fixed interest rate swap contract. The interest rate swap contract was not terminated as part of the 2011 Debt Restructuring. Although the Company is exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, management does not anticipate nonperformance because the interest rate swap contract is in a liability position and would require the Company to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for the Company to pay interest at a fixed rate of 6.7445% on the contract’s notional amount, which was originally expected to reasonably approximate the declining principal balance of the Predecessor Term Loan. At December 31, 2012, the notional amount of the Company’s interest rate swap contract was approximately $1,786.8 million. Management projects that $84.3 million will be payable to the counterparties during the year ending December 31, 2013; however, the aggregate payments through the contract’s expiration in February 2014, as well as the specific timing thereof, are subject to change based on, among other things, future LIBOR rates. See Note 6 for discussion of the estimated fair value of the Company’s interest rate swap contract, including valuation methods and significant assumptions, and Note 12 for the accounting afforded the interest rate swap contract.

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

On September 30, 2011, one of the Company’s wholly owned subsidiaries, Knoxville HMA Holdings, LLC (“HMA Knoxville”), and certain subsidiaries of HMA Knoxville entered into a credit agreement with a syndicate of banks (the “Knoxville Credit Agreement”). HMA Knoxville entered into the Knoxville Credit Agreement to facilitate its acquisition of substantially all of the assets of seven general acute care hospitals and certain related ancillary health care operations in east Tennessee. See Note 5 for information regarding this acquisition. In connection with the 2011 Debt Restructuring, the Knoxville Credit Agreement was terminated on November 18, 2011 and (i) all of the principal and accrued interest outstanding thereunder was repaid and (ii) HMA Knoxville wrote-off deferred debt issuance costs, net of accumulated amortization, of approximately $10.4 million. The Knoxville Credit Agreement consisted of a $360.0 million term loan and a $150.0 million revolving credit facility. The full amount of the term loan was borrowed by HMA Knoxville on September 30, 2011 and that amount was included as part of the total cash consideration paid to complete the abovementioned acquisition. HMA Knoxville borrowed approximately $29.2 million under the revolving credit facility through November 18, 2011. Such amount was used to pay closing costs associated with the Knoxville Credit Agreement and provide start-up working capital to HMA Knoxville and its subsidiaries. HMA Knoxville could elect whether interest on the Knoxville Credit Agreement was calculated using LIBOR or prime as its base rate. The effective interest rate included a spread above the base rate selected by HMA Knoxville.

Other. At December 31, 2012, the Company was in compliance with all of the covenants contained in its debt agreements. Moreover, at such date, the Company had reserved a sufficient number of shares of its common stock to satisfy the potential conversion of the outstanding 2028 Notes.

See Note 1(k) and Note 6 for further information regarding the estimated fair values of the Company’s financial instruments, including its long-term debt securities. Additionally, see Note 16 for summarized financial information in respect of certain of the Company’s subsidiaries that provide joint and severable guarantees of payment for the Credit Facilities, the 2020 Senior Notes and the 2016 Senior Notes.

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

	Operating			Capital
	Real Property	Real Property Master Leases	Equipment	Real Property and Equipment	Totals

2013	$38,930	$18,562	$64,985	$32,232	$154,709
2014	32,286	14,551	46,850	30,562	124,249
2015	26,574	13,593	34,138	32,377	106,682
2016	22,206	11,518	19,057	23,389	76,170
2017	15,258	9,775	6,574	12,625	44,232
Thereafter	61,066	29,974	3,036	93,931	188,007

Total minimum payments	$196,320	$97,973	$174,640	225,116	$694,049

Less amounts representing interest				(76,739)

Present value of minimum lease payments				$148,377

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

	December 31,
	2012	2011
	(in thousands)

Property, plant and equipment under capital lease arrangements and other capitalized assets relating to leasing activities	$1,404,819	$1,265,758
Accumulated depreciation and amortization	(640,059)	(569,461)

Net book value	$764,760	$696,297

5.	Acquisitions, Joint Ventures and Other Activity

Acquisition Activity. The acquisitions described below were in furtherance of the part of the Company’s business strategy that calls for the acquisition of hospitals and other ancillary health care businesses in non-urban communities. Additionally, see Note 15 for discussion of a pending acquisition. The Company’s acquisitions are typically financed using a combination of available cash balances, proceeds from sales of available-for-sale securities, borrowings under revolving credit agreements and other long-term financing arrangements.

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

HMA Knoxville also acquired (i) substantially all of Mercy’s ancillary health care operations that were affiliated with the aforementioned Tennessee-based hospitals (collectively, those ancillary facilities are licensed to operate 74 beds) and (ii) Mercy’s Riverside hospital campus (which is licensed to operate 293 beds but is currently idle). The Company’s east Tennessee hospital and health care network is now collectively referred to as Tennova Healthcare. St. Mary’s Medical Center of Scott County and the former Riverside hospital campus were treated as discontinued operations on the date of acquisition (see Note 11). The total purchase price for this acquisition was approximately $532.4 million in cash. Additionally, HMA Knoxville assumed certain long-term lease obligations and will make certain maintenance and capital expenditures at the acquired hospitals. This acquisition was financed with available cash balances, which included the proceeds from sales of available-for-sale securities, and bank financing, which is described at Note 3(d).

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

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Assets acquired:
Current and other assets	$2,015	$25,762	$10,643
Property, plant and equipment	15,350	499,900	190,364
Intangible and other long-term assets	48,862	59,606	—
Goodwill	26,319	89,910	27,305

Total assets acquired	92,546	675,178	228,312

Liabilities assumed:
Current liabilities	(501)	(13,725)	(1,395)
Capital lease obligations and related other	(961)	(61,307)	(11,690)

Total liabilities assumed	(1,462)	(75,032)	(13,085)

Net assets acquired	$91,084	$600,146	$215,227

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

A rollforward of the Company’s goodwill is summarized in the table below (in thousands).

	Years Ended December 31,
	2012	2011

Balances at the beginning of the year	$1,001,061	$911,151
Current year acquisition activity	26,319	89,910
Adjustments for prior period acquisitions, net	(2,243)	—

Balances at the end of the year	$1,025,137	$1,001,061

The operating results of entities that are acquired by the Company’s subsidiaries are included in the Company’s consolidated financial statements from the date of acquisition. If an acquired entity was subsequently sold, closed or is being held for sale, its operations are included in discontinued operations, which are discussed at Note 11.

The table below sets forth certain combined pro forma financial information as if the abovementioned Mercy acquisition, which management deems to be material, had closed on January 1, 2010 (in thousands, except per share data).

	Years Ended December 31,
	2011	2010

Net revenue before the provision for doubtful accounts	$6,293,219	$5,706,818
Consolidated net income	202,139	171,413
Net income attributable to Health Management Associates, Inc.	176,924	149,234
Earnings per share attributable to Health Management Associates, Inc. common stockholders:
Basic	$0.70	$0.60
Diluted	0.69	0.59

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

	Years Ended December 31,
	2012	2011	2010

Balances at the beginning of the year	$200,643	$201,487	$182,473
Noncontrolling shareholder interests in acquired businesses	15,218	2,046	—
Investments by noncontrolling shareholders	3,591	—	5,679
Purchases of subsidiary shares from and distributions to noncontrolling shareholders	(6,994)	(2,890)	(1,032)
Estimated fair value of a noncontrolling shareholder’s contingent rights	—	—	14,367

Balances at the end of the year	$212,458	$200,643	$201,487

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

6.	Fair Value Measurements, Available-For-Sale Securities and Restricted Funds

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

The estimated fair value of the Company’s interest rate swap contract, which is discussed at Note 3(a), was determined using a model that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, forward yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The model also incorporates valuation adjustments for credit risk. The table below summarizes the balance sheet classification of the estimated fair values of the Company’s interest rate swap contract liabilities (in thousands).

	December 31,
	2012	2011

Accrued expenses and other liabilities	$84,277	$86,975
Other long-term liabilities	8,768	75,332

Totals	$93,045	$162,307

The estimated fair values of the Company’s long-term debt instruments, which are discussed at Note 3, are determined by reference to quoted market prices and/or bid and ask prices in the relevant market. The table below summarizes the estimated fair values of the Company’s debt securities (in thousands) and indicates their corresponding level within the fair value hierarchy.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Values

As of December 31, 2012:
Debt securities and debt-based mutual funds
Government	$120,415	$692	$(321)	$120,786
Corporate	85,843	3,271	(10)	89,104
Equity securities and equity-based mutual funds
Domestic	37,825	4,307	(234)	41,898
International	18,005	1,766	(219)	19,552
Commodity-based fund	1,823	—	—	1,823

Totals	$263,911	$10,036	$(784)	$273,163

As of December 31, 2011:
Debt securities and debt-based mutual funds
Government	$125,338	$1,164	$(25)	$126,477
Corporate	76,995	356	(708)	76,643
Equity securities and equity-based mutual funds
Domestic	26,220	2,354	(431)	28,143
International	15,446	304	(1,288)	14,462
Commodity-based fund	1,533	—	(448)	1,085

Totals	$245,532	$4,178	$(2,900)	$246,810

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

	Years Ended December 31,
	2012	2011	2010

Proceeds from sales	$67,754	$46,325	$17,577
Purchases	89,907	86,057	18,981

7.	Income Taxes

The significant components of the Company’s income tax expense (benefit) are summarized in the table below (in thousands).

	Years Ended December 31,
	2012	2011	2010
Federal:
Current	$81,337	$42,609	$54,207
Deferred	6,910	59,615	26,993

Total federal	88,247	102,224	81,200

State:
Current	13,912	(15,697)	26,531
Deferred	(12,590)	17,950	(7,585)

Total state	1,322	2,253	18,946

Totals	$89,569	$104,477	$100,146

Reconciliations of the federal statutory rate to the Company’s effective income tax rates were as follows:

	Years Ended December 31,
	2012	2011	2010

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.3	0.4	4.3
Noncontrolling interests	(3.6)	(3.1)	(3.0)
Tax credits	—	—	(2.6)
Other	1.0	1.9	1.7

Totals	32.7%	34.2%	35.4%

Net income attributable to noncontrolling interests, which is not tax-effected in the consolidated financial statements, reduces the Company’s effective income tax rates.

Tax-effected temporary differences that give rise to federal and state deferred income tax assets and liabilities are summarized in the table below (in thousands).

	December 31,
	2012	2011
Deferred income tax assets:
Interest rate swap contract	$37,986	$63,001
Accrued liabilities	66,494	56,045
Self-insured liabilities	43,017	41,843
State net operating loss and tax credit carryforwards	50,604	37,179
Other	36,477	27,788

Deferred income tax assets, before valuation allowances	234,578	225,856
Valuation allowances	(26,943)	(22,981)

Deferred income tax assets, net	207,635	202,875

Deferred income tax liabilities:
Property, plant and equipment	(128,724)	(84,587)
Goodwill	(113,005)	(84,101)
Allowance for doubtful accounts	(45,638)	(40,119)
Joint ventures	(209,872)	(234,206)
Deferred gains on the early extinguishment of debt	(13,737)	(13,801)
Convertible debt discount amortization	(1,827)	(3,406)
Deferred revenue	(10,365)	(9,693)
Prepaid expenses	(14,730)	(11,464)

Deferred income tax liabilities	(537,898)	(481,377)

Net deferred income tax liabilities	$(330,263)	$(278,502)

Valuation allowances are the result of state net operating loss carryforwards that management believes may not be fully realized due to uncertainty regarding the Company’s ability to generate sufficient future state taxable income. State net operating loss carryforwards aggregated approximately $1.2 billion at December 31, 2012 and have expiration dates through December 31, 2032.

A rollforward of the Company’s unrecognized income tax benefits is presented below (in thousands).

	Years Ended December 31,
	2012	2011	2010

Balances at the beginning of the year	$31,515	$36,129	$34,910
Additions for tax positions of the current year	5,360	4,434	4,779
Additions for tax positions of prior years	1,648	9,209	3,407
Reductions for tax positions of prior years	—	(7,623)	(2,516)
Lapses of statutes of limitations	(3,232)	(6,164)	(4,084)
Settlements	—	(4,470)	(367)

Balances at the end of the year	$35,291	$31,515	$36,129

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

8.	Earnings Per Share

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

	Years Ended December 31,
	2012	2011	2010

Numerators:
Income from continuing operations	$184,536	$200,955	$182,508
Income attributable to noncontrolling interests	(26,972)	(25,215)	(22,179)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	157,564	175,740	160,329
Loss from discontinued operations attributable to Health Management Associates, Inc. common stockholders	(7,617)	(2,409)	(13,526)

Net income attributable to Health Management Associates, Inc. common stockholders	$149,947	$173,331	$146,803

Denominators:
Denominator for basic earnings (loss) per share-weighted average number of outstanding common shares	254,217	251,541	248,272
Dilutive securities: stock-based compensation arrangements	2,493	3,496	2,834

Denominator for diluted earnings (loss) per share	256,710	255,037	251,106

Earnings (loss) per share:
Basic
Continuing operations	$0.62	$0.70	$0.65
Discontinued operations	(0.03)	(0.01)	(0.05)

Net income	$0.59	$0.69	$0.60

Diluted
Continuing operations	$0.61	$0.69	$0.64
Discontinued operations	(0.03)	(0.01)	(0.05)

Net income	$0.58	$0.68	$0.59

Securities excluded from diluted earnings (loss) per share because they were antidilutive or performance conditions were not met:
Stock options	3,834	4,042	6,673

Deferred stock and restricted stock	1,570	605	682

GAAP requires contingently convertible debt instruments, if dilutive, to be included in diluted earnings per share calculations, regardless of whether or not the market price trigger contained in the convertible debt instrument was met. The 2028 Notes, which are discussed at Note 3(c), were structured so that the common stock underlying those securities is not immediately included in the diluted earnings per share calculations.

9.	Stock-Based Compensation

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

General. GAAP requires that the fair value of all share-based payments to employees and directors be measured on their grant date and either recognized as expense in the income statement over the requisite service period or, if appropriate, capitalized and amortized. Compensation expense for the stock-based arrangements described below, which is recorded in salaries and benefits in the consolidated statements of income, was approximately $25.6 million, $24.5 million and $19.0 million during the years ended December 31, 2012, 2011 and 2010, respectively. Substantially all such expense relates to the Company’s deferred stock and restricted stock awards. The Company has not capitalized any stock-based compensation amounts. For awards with service-only vesting conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally aligned with the underlying stock-based award’s vesting period. If an award has either a performance or market vesting condition, stock-based compensation expense is recognized ratably from the service inception date to the vesting date for each tranche of the award. For stock-based arrangements with performance conditions as a prerequisite to vesting, compensation expense is not recognized until it is probable that the corresponding performance condition will be achieved. During the years ended December 31, 2012, 2011 and 2010, stock-based compensation expense yielded income tax benefits of $9.9 million, $9.5 million and $7.3 million, respectively, that have been recognized in the consolidated statements of income.

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

			Weighted Average Grant
	Shares		Date Fair Values
	Deferred	Restricted	Deferred	Restricted
	Stock	Stock	Stock	Stock
	(in thousands)

Balances at January 1, 2010 (non-vested)	2,983	1,750	$7.03	$2.83
Granted	4,544	824	7.39	7.33
Vested	(879)	(480)	7.25	3.31
Forfeited	(432)	—	7.16	—

Balances at December 31, 2010 (non-vested)	6,216	2,094	7.25	4.45
Granted	4,139	505	9.63	9.67
Vested	(1,992)	(653)	7.67	4.33
Forfeited	(1,334)	—	7.95	—

Balances at December 31, 2011 (non-vested)	7,029	1,946	8.38	5.89
Granted	3,637	782	6.86	6.83
Vested	(2,526)	(800)	7.76	5.07
Forfeited	(628)	(86)	8.25	6.16

Balances at December 31, 2012 (non-vested)	7,512	1,842	7.88	6.63

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Prices	Terms (Years)	Values
	(in thousands)			(in thousands)
Outstanding at January 1, 2010	8,550	$9.38
Exercised	(1,094)	6.82
Terminated	(281)	10.20

Outstanding at December 31, 2010	7,175	9.74
Exercised	(1,563)	9.00
Terminated	(610)	10.59

Outstanding at December 31, 2011	5,002	9.87
Terminated	(1,181)	10.03

Outstanding at December 31, 2012 (all vested and exercisable)	3,821	$9.82	1.67	$2,394

Supplemental information about the Company’s outstanding stock options at December 31, 2012 is summarized in the table below.

Exercise Price	Number Outstanding (all vested and exercisable)	Weighted Average Remaining Contractual Terms (Years)
	(in thousands)

$4.75	500	5.7
9.22	1,094	0.4
11.31	2,227	1.4

10.	Retirement Plans

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

As discussed at Note 5, a subsidiary of the Company acquired St. Mary’s Medical Center of Scott County (“SMMC”)” and the idle Riverside hospital campus (“Riverside”) from Mercy on September 30, 2011. Approximately $12.4 million of the Mercy acquisition purchase price was allocated to SMMC and Riverside and such amount was included as an investing activity of discontinued operations in the Company’s consolidated statements of cash flows. SMMC was a leased facility with a lease agreement that expired on May 24, 2012. On such date, the SMMC facility was returned to the lessor. Mercy had closed the hospital at the Riverside location prior to the Company’s acquisition. Although management is currently evaluating various disposal alternatives, the timing of a divestiture of the Riverside hospital facility has not yet been determined. Management concluded that the estimated fair value of the long-lived assets at the Riverside hospital facility, less costs to sell, was lower than the corresponding net book value of such assets. Accordingly, the Company recorded long-lived asset impairment charges aggregating $3.0 million during the year ended December 31, 2012 to reduce the affected long-lived assets to their estimated net realizable value.

The table below summarizes the principal components of the Company’s assets of discontinued operations (in thousands).

	December 31,
	2012	2011

Supplies, prepaid expenses and other assets	$—	$569
Property, plant and equipment, net, and other	6,250	13,992

Total assets of discontinued operations	$6,250	$14,561

The table below sets forth the underlying details of the Company’s discontinued operations (in thousands).

	Years Ended December 31,
	2012	2011	2010

Net revenue before the provision for doubtful accounts	$8,155	$17,615	$76,845
Provision for doubtful accounts	(3,003)	(3,430)	(9,958)

Net revenue	5,152	14,185	66,887

Salaries and benefits	4,613	6,854	29,742
Depreciation and amortization	1,988	1,624	6,600
Other operating expenses	6,847	6,331	32,105
Long-lived asset and goodwill impairment charges	3,038	3,614	8,410
(Gains) losses on sales of assets, net	1,102	(304)	12,113

	17,588	18,119	88,970

Loss before income taxes	(12,436)	(3,934)	(22,083)
Income tax benefit	4,819	1,525	8,557

Loss from discontinued operations	$(7,617)	$(2,409)	$(13,526)

12.	Accumulated Other Comprehensive Income (Loss)

GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. A rollforward of the Company’s accumulated other comprehensive income (loss) is presented in the table below (in thousands).

	Unrealized Gains (Losses) on Available-for-Sale Securities	Interest Rate Swap Contract	Totals

Balances at January 1, 2010, net of income taxes of $75,499	$1,351	$(121,593)	$(120,242)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $859	1,614	—	1,614
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $750 (1)	(1,393)	—	(1,393)
Change in fair value of interest rate swap contract, net of income taxes of $6,543	—	(11,103)	(11,103)

Balances at December 31, 2010, net of income taxes of $81,933	1,572	(132,696)	(131,124)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $39	(78)	—	(78)
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $357 (1)	(663)	—	(663)
Change in fair value of interest rate swap contract, net of income taxes of $17,662	—	30,073	30,073
Reclassification adjustments for amortization of expense into net income, net of income taxes of $4,032	—	6,352	6,352

Balances at December 31, 2011, net of income taxes of $60,635	831	(96,271)	(95,440)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $2,788	5,186	—	5,186
Reclassification adjustments for amortization of expense into net income, net of income taxes of $30,655	—	48,314	48,314

Balances at December 31, 2012, net of income taxes of $27,192	$6,017	$(47,957)	$(41,940)

(1)	The pre-tax amount of this reclassification adjustment is included in the Company’s consolidated statements of income as “Other.”

Prior to the Company’s debt restructuring on November 18, 2011, which is discussed at Note 3, the Company’s interest rate swap contract had been a perfectly effective cash flow hedge instrument that was used to manage the risk of variable interest rate fluctuation on certain long-term debt. Changes in the estimated fair value of the interest rate swap contract were previously recognized as a component of other comprehensive income (loss). See Note 3(a) and Note 6 for further discussion of the interest rate swap contract. Because of the Company’s debt restructuring, the interest rate swap contract, which expires in February 2014, is no longer an effective cash flow hedge instrument. Therefore, changes in its estimated fair value subsequent to the debt restructuring are no longer included in other comprehensive income (loss) but are recognized in the Company’s consolidated statements of income as interest expense. Future amortization of the accumulated other comprehensive loss attributable to the interest rate swap contract, which is also recognized as interest expense, is expected to approximate $70.3 million and $8.1 million during the years ending December 31, 2013 and 2014, respectively.

13.	Commitments and Contingencies

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

The Company’s discounted reserves for indemnity losses and related loss expenses, net of amounts estimated to be recoverable under reinsurance policies, were approximately $239.0 million and $215.6 million at December 31, 2012 and 2011, respectively. Such amounts were derived using a discount rate of 1.0% and a weighted average payment duration of approximately three years. A 50 basis point reduction in the discount rate during the year ended December 31, 2010, which was reflective of changes in market conditions, increased the Company’s net reserves by $2.4 million at December 31, 2010. The Company’s undiscounted reserves for professional liability risks, net of amounts estimated to be recoverable under reinsurance policies, were $245.5 million and $221.4 million at December 31, 2012 and 2011, respectively. The Company included $38.5 million and $40.4 million in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 2012 and 2011, respectively, to reflect the estimated loss and loss expense payments that are projected to be satisfied within one year of those balance sheet dates. The Company recorded total expenses for its professional liability risks of $60.5 million, $66.3 million and $68.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. Such expenses, which include indemnity losses, related loss expenses, interest accretion on discounted reserves and cumulative adjustments for changes in the discount rate, were determined using actuarially-based techniques and methodologies and have been included in other operating expenses in the Company’s consolidated statements of income.

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

The tables below summarize certain unaudited financial information for each of the quarters in the two-year period ended December 31, 2012 (as amended and restated). See Note 2 for further information on the restatement of amounts in the following tables.

	Quarters During the Year Ended December 31, 2012
	First	Second	Third (1)	Fourth (1)
	(in thousands, except per share amounts)

Net revenue after the provision for doubtful accounts	$1,484,007	$1,470,728	$1,438,859	$1,471,911
Income from continuing operations	46,110	46,632	49,017	42,777
Income (loss) from discontinued operations	(1,395)	(3,021)	(1,389)	(1,812)
Consolidated net income	44,715	43,611	47,628	40,965
Net income attributable to Health Management Associates, Inc.	37,809	35,445	40,943	35,750

Supplemental information (certain items of income (expense) included in income from continuing operations):
Medicare and Medicaid HCIT incentive payments	4,590	1,061	24,224	44,893
Amortization and fair value adjustments related to the interest rate swap contract	(36,721)	(22,260)	(23,921)	(20,268)

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations (3)	$0.15	$0.15	$0.17	$0.15
Discontinued operations	—	(0.01)	—	(0.01)

Net income (3)	$0.15	$0.14	$0.17	$0.14

Diluted
Continuing operations	$0.15	$0.15	$0.16	$0.15
Discontinued operations	—	(0.01)	—	(0.01)

Net income	$0.15	$0.14	$0.16	$0.14

Weighted average number of shares outstanding:
Basic	253,316	254,496	254,516	254,534
Diluted	255,699	256,030	256,784	258,322

	Quarters During the Year Ended December 31, 2011
	First	Second (1)	Third	Fourth (2)
	(in thousands, except per share amounts)

Net revenue after the provision for doubtful accounts	$1,254,460	$1,224,266	$1,219,322	$1,388,347
Income from continuing operations	62,872	56,507	49,296	32,280
Income (loss) from discontinued operations	146	(1,583)	255	(1,227)
Consolidated net income	63,018	54,924	49,551	31,053
Net income attributable to Health Management Associates, Inc.	56,430	48,202	43,320	25,379

Supplemental information (certain items of income (expense) included in income from continuing operations):
Medicare and Medicaid HCIT incentive payments	—	—	1,749	29,969
Amortization and fair value adjustments related to the interest rate swap contract	—	—	—	(16,363)

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.23	$0.20	$0.17	$0.10
Discontinued operations	—	(0.01)	—	—

Net income	$0.23	$0.19	$0.17	$0.10

Diluted
Continuing operations (3)	$0.22	$0.20	$0.17	$0.10
Discontinued operations	—	(0.01)	—	—

Net income (3)	$0.22	$0.19	$0.17	$0.10

Weighted average number of shares outstanding:
Basic	250,038	251,765	252,157	252,175
Diluted	253,727	255,235	255,124	256,032

(1)	As more fully discussed at Note 11, the loss from discontinued operations during the quarters ended September 30, 2012 and December 31, 2012 included approximately $1.2 million and $1.8 million, respectively, of long-lived asset impairment charges. Additionally, the loss from discontinued operations during the quarter ended June 30, 2011 included a goodwill impairment charge of $3.6 million.
(2)	As more fully discussed at Note 3, the Company restructured its long-term debt on November 18, 2011. As a result, the quarter ended December 31, 2011 included approximately $24.6 million of write-offs of deferred debt issuance costs and related other. During such quarter, the Company also recorded $12.9 million of expense attributable to restructuring activities at Tennova Healthcare (see Note 5).
(3)	Due to rounding, the sum of the four quarters does not agree to the corresponding total for the full calendar year.

15.	Subsequent Event

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

Pursuant to the definitive acquisition agreement, the total purchase price for the Company’s 80% interest in Bayfront Health System is expected to be approximately $162 million in cash, plus a working capital adjustment. The acquired assets and assumed liabilities will include, among other things, supply inventories, property, plant and equipment and certain long-term lease obligations. Subject to regulatory approvals and other conditions customary to closing, management anticipates that this acquisition will close during the quarter ending June 30, 2013. Management plans to fund this acquisition with available cash balances, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement, which is discussed at Note 3(a).

16.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc. (referred to as the “Parent Issuer” for the remainder of this Note 16) is the primary obligor under the Credit Facilities, the 2020 Senior Notes and the 2016 Senior Notes, all of which are discussed at Note 3. Certain of the Parent Issuer’s material domestic subsidiaries that are 100% owned (the “Guarantor Subsidiaries”) provide joint and several unconditional guarantees as to payment for borrowings under such long-term debt arrangements; however, other Parent Issuer subsidiaries (the “Non-Guarantor Subsidiaries”) have not been required to provide any such guarantees. Below and on the pages that follow are schedules presenting condensed consolidating financial statements as of December 31, 2012 and 2011, as well as the years ended December 31, 2012, 2011 and 2010. However, this financial information may not necessarily be indicative of the results of operations, cash flows or financial position of the Parent Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries if they had operated as independent entities. Certain amounts in the condensed consolidating financial statements as of December 31, 2011 and for the years ended December 31, 2011 and 2010 have been reclassified to reflect the most recent listing of Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The tables have been updated to reflect the restatements as described in Note 2.

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Year Ended December 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$4,106,447	$2,641,071	$—	$6,747,518
Provision for doubtful accounts	—	(543,887)	(338,126)	—	(882,013)

Net revenue	—	3,562,560	2,302,945	—	5,865,505

Salaries and benefits	—	1,346,368	1,273,726	—	2,620,094
Supplies	—	619,730	284,040	—	903,770
Rent expense	—	88,499	84,234	—	172,733
Other operating expenses	—	738,390	571,121	—	1,309,511
Medicare and Medicaid HCIT incentive payments	—	(50,602)	(24,166)	—	(74,768)
Equity in the earnings of consolidated subsidiaries	(347,721)	—	—	347,721	—
Depreciation and amortization	16,013	217,091	115,649	—	348,753
Interest expense	295,099	9,755	6,215	—	311,069
Other	(911)	1,752	(603)	—	238

	(37,520)	2,970,983	2,310,216	347,721	5,591,400

Income from continuing operations before income taxes	37,520	591,577	(7,271)	(347,721)	274,105
Income tax (expense) benefit	112,427	(214,359)	12,363	—	(89,569)

Income from continuing operations	149,947	377,218	5,092	(347,721)	184,536
Loss from discontinued operations, including gains/losses on disposals, net of income taxes	—	—	(7,617)	—	(7,617)

Consolidated net income	149,947	377,218	(2,525)	(347,721)	176,919
Net income attributable to noncontrolling interests	—	(132)	(26,840)	—	(26,972)

Net income (loss) attributable to Health Management Associates, Inc.	$149,947	$377,086	$(29,365)	$(347,721)	$149,947

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$149,947	$377,218	$(2,525)	$(347,721)	$176,919
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Reclassification adjustments for amortization of expense into net income	78,969	—	—	—	78,969
Available-for-sale securities
Unrealized gains (losses), net	(60)	—	8,034	—	7,974

Other comprehensive income (loss) before income taxes	78,909	—	8,034	—	86,943
Income tax (expense) benefit related to items of other comprehensive income (loss)	(30,632)	—	(2,811)	—	(33,443)

Other comprehensive income (loss), net	48,277	—	5,223	—	53,500

Total consolidated comprehensive income	198,224	377,218	2,698	(347,721)	230,419
Total comprehensive income attributable to noncontrolling interests	—	(132)	(26,840)	—	(26,972)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$198,224	$377,086	$(24,142)	$(347,721)	$203,447

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Year Ended December 31, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$3,414,911	$2,388,340	$—	$5,803,251
Provision for doubtful accounts	—	(413,224)	(303,632)	—	(716,856)

Net revenue	—	3,001,687	2,084,708	—	5,086,395

Salaries and benefits	—	1,197,688	1,105,342	—	2,303,030
Supplies	—	513,159	263,439	—	776,598
Rent expense	—	81,214	72,765	—	153,979
Other operating expenses	—	602,106	465,550	—	1,067,656
Medicare and Medicaid HCIT incentive payments	—	(20,902)	(10,816)	—	(31,718)
Equity in the earnings of consolidated subsidiaries	(318,232)	—	—	318,232	—
Depreciation and amortization	7,690	162,685	95,004	—	265,379
Interest expense	210,375	7,487	5,353	—	223,215
Write-offs of deferred debt issuance costs and related other	14,015	10,580	—	—	24,595
Other	(1,035)	1,201	(1,937)	—	(1,771)

	(87,187)	2,555,218	1,994,700	318,232	4,780,963

Income from continuing operations before income taxes	87,187	446,469	90,008	(318,232)	305,432
Income tax (expense) benefit	86,144	(166,323)	(24,298)	—	(104,477)

Income from continuing operations	173,331	280,146	65,710	(318,232)	200,955
Loss from discontinued operations, including gains/losses on disposals, net of income taxes	—	—	(2,409)	—	(2,409)

Consolidated net income	173,331	280,146	63,301	(318,232)	198,546
Net income attributable to noncontrolling interests	—	(376)	(24,839)	—	(25,215)

Net income (loss) attributable to Health Management Associates, Inc.	$173,331	$279,770	$38,462	$(318,232)	$173,331

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$173,331	$280,146	$63,301	$(318,232)	$198,546
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Changes in fair value	47,735	—	—	—	47,735
Reclassification adjustments for amortization of expense into net income	10,384	—	—	—	10,384
Available-for-sale securities
Unrealized gains (losses), net	—	—	(117)	—	(117)
Adjustments for net (gains) losses reclassified into net income	159	—	(1,179)	—	(1,020)

Other comprehensive income (loss) before income taxes	58,278	—	(1,296)	—	56,982
Income tax (expense) benefit related to items of other comprehensive income (loss)	(21,752)	—	454	—	(21,298)

Other comprehensive income (loss), net	36,526	—	(842)	—	35,684

Total consolidated comprehensive income	209,857	280,146	62,459	(318,232)	234,230
Total comprehensive income attributable to noncontrolling interests	—	(376)	(24,839)	—	(25,215)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$209,857	$279,770	$37,620	$(318,232)	$209,015

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Year Ended December 31, 2010

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$2,938,520	$2,151,946	$—	$5,090,466
Provision for doubtful accounts	—	(351,195)	(273,558)	—	(624,753)

Net revenue	—	2,587,325	1,878,388	—	4,465,713

Salaries and benefits	—	1,036,289	981,339	—	2,017,628
Supplies	—	451,247	251,123	—	702,370
Rent expense	—	63,085	59,598	—	122,683
Other operating expenses	—	500,376	393,489	—	893,865
Equity in the earnings of consolidated subsidiaries	(272,774)	—	—	272,774	—
Depreciation and amortization	4,642	148,086	90,520	—	243,248
Interest expense	204,723	3,967	3,372	—	212,062
Other	(4,709)	(89)	(3,999)	—	(8,797)

	(68,118)	2,202,961	1,775,442	272,774	4,183,059

Income from continuing operations before income taxes	68,118	384,364	102,946	(272,774)	282,654
Income tax (expense) benefit	78,685	(147,622)	(31,209)	—	(100,146)

Income from continuing operations	146,803	236,742	71,737	(272,774)	182,508
Loss from discontinued operations, including gains/losses on disposals, net of income taxes	—	—	(13,526)	—	(13,526)

Consolidated net income	146,803	236,742	58,211	(272,774)	168,982
Net income attributable to noncontrolling interests	—	(407)	(21,772)	—	(22,179)

Net income (loss) attributable to Health Management Associates, Inc.	$146,803	$236,335	$36,439	$(272,774)	$146,803

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2010

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$146,803	$236,742	$58,211	$(272,774)	$168,982
Components of other comprehensive income (loss) before income taxes attributable to:
Interest rate swap contract
Changes in fair value	(17,646)	—	—	—	(17,646)
Available-for-sale securities
Unrealized gains (losses), net	(159)	—	2,632	—	2,473
Adjustments for net (gains) losses reclassified into net income	(97)	—	(2,046)	—	(2,143)

Other comprehensive income (loss) before income taxes	(17,902)	—	586	—	(17,316)
Income tax (expense) benefit related to items of other comprehensive income (loss)	6,639	—	(205)	—	6,434

Other comprehensive income (loss), net	(11,263)	—	381	—	(10,882)

Total consolidated comprehensive income	135,540	236,742	58,592	(272,774)	158,100
Total comprehensive income attributable to noncontrolling interests	—	(407)	(21,772)	—	(22,179)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$135,540	$236,335	$36,820	$(272,774)	$135,921

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

December 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$23,214	$24,823	$11,136	$—	$59,173
Available-for-sale securities	65,376	—	55,730	—	121,106
Accounts receivable, net	—	587,754	370,164	—	957,918
Supplies, prepaid expenses and other assets	4,459	136,078	80,347	—	220,884
Prepaid and recoverable income taxes	60,438	—	—	—	60,438
Restricted funds	—	—	26,525	—	26,525
Assets of discontinued operations	—	—	6,250	—	6,250

Total current assets	153,487	748,655	550,152	—	1,452,294

Property, plant and equipment, net	118,699	2,322,678	1,024,513	—	3,465,890
Investments in consolidated subsidiaries	3,768,249	—	—	(3,768,249)	—
Restricted funds	—	—	125,532	—	125,532
Intercompany receivables	827,770	24,838	—	(852,608)	—
Goodwill	—	654,500	370,637	—	1,025,137
Deferred charges and other assets	80,118	125,144	112,239	—	317,501

Total assets	$4,948,323	$3,875,815	$2,183,073	$(4,620,857)	$6,386,354

Current liabilities:
Accounts payable	$42,093	$112,643	$56,651	$—	$211,387
Accrued expenses and other current liabilities	120,598	239,281	249,853	—	609,732
Deferred income taxes	29,026	—	—	—	29,026
Current maturities of long-term debt and capital lease obligations	100,542	20,091	5,629	—	126,262

Total current liabilities	292,259	372,015	312,133	—	976,407

Deferred income taxes	301,237	—	—	—	301,237
Long-term debt and capital lease obligations, less current maturities	3,304,667	82,871	52,815	—	3,440,353
Intercompany payables	—	—	852,608	(852,608)	—
Other long-term liabilities	71,755	96,250	292,881	—	460,886

Total liabilities	3,969,918	551,136	1,510,437	(852,608)	5,178,883

Redeemable equity securities	—	—	212,458	—	212,458

Stockholders’ equity:
Total Health Management Associates, Inc. stockholders’ equity	978,405	3,324,679	443,570	(3,768,249)	978,405
Noncontrolling interests	—	—	16,608	—	16,608

Total stockholders’ equity	978,405	3,324,679	460,178	(3,768,249)	995,013

Total liabilities and stockholders’ equity	$4,948,323	$3,875,815	$2,183,073	$(4,620,857)	$6,386,354

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

December 31, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$28,611	$44,541	$(9,009)	$—	$64,143
Available-for-sale securities	81,654	—	40,623	—	122,277
Accounts receivable, net	—	570,090	329,126	—	899,216
Supplies, prepaid expenses and other assets	4,953	133,457	77,185	—	215,595
Prepaid and recoverable income taxes	60,488	—	—	—	60,488
Restricted funds	—	—	28,289	—	28,289
Assets of discontinued operations	—	—	14,561	—	14,561

Total current assets	175,706	748,088	480,775	—	1,404,569

Property, plant and equipment, net	89,419	2,185,828	990,575	—	3,265,822
Investments in consolidated subsidiaries	3,834,579	—	—	(3,834,579)	—
Restricted funds	—	—	96,244	—	96,244
Intercompany receivables	600,853	—	—	(600,853)	—
Goodwill	—	646,690	354,371	—	1,001,061
Deferred charges and other assets	81,265	96,307	57,683	—	235,255

Total assets	$4,781,822	$3,676,913	$1,979,648	$(4,435,432)	$6,002,951

Current liabilities:
Accounts payable	$40,110	$106,407	$52,450	$—	$198,967
Accrued expenses and other current liabilities	113,275	166,241	198,176	—	477,692
Deferred income taxes	44,280	—	—	—	44,280
Current maturities of long-term debt and capital lease obligations	68,375	9,923	7,394	—	85,692

Total current liabilities	266,040	282,571	258,020	—	806,631

Deferred income taxes	234,222	—	—	—	234,222
Long-term debt and capital lease obligations, less current maturities	3,397,948	52,578	45,965	—	3,496,491
Intercompany payables	—	134,047	466,806	(600,853)	—
Other long-term liabilities	125,660	98,158	267,219	—	491,037

Total liabilities	4,023,870	567,354	1,038,010	(600,853)	5,028,381

Redeemable equity securities	—	3,116	197,527	—	200,643

Stockholders’ equity:
Total Health Management Associates, Inc. stockholders’ equity	757,952	3,106,260	728,319	(3,834,579)	757,952
Noncontrolling interests	—	183	15,792	—	15,975

Total stockholders’ equity	757,952	3,106,443	744,111	(3,834,579)	773,927

Total liabilities and stockholders’ equity	$4,781,822	$3,676,913	$1,979,648	$(4,435,432)	$6,002,951

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$(109,005)	$574,400	$131,878	$597,273

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	—	(800)	(73,148)	(73,948)
Additions to property, plant and equipment	(44,276)	(253,969)	(90,548)	(388,793)
Proceeds from sales of assets and insurance recoveries	—	1,395	1,462	2,857
Proceeds from sales of discontinued operations	—	—	1,392	1,392
Purchases of available-for-sale securities	(1,897,800)	—	(49,228)	(1,947,028)
Proceeds from sales of available-for-sale securities	1,913,933	—	40,720	1,954,653
Increase in restricted funds, net	—	—	(22,923)	(22,923)

Net cash used in continuing investing activities	(28,143)	(253,374)	(192,273)	(473,790)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	47,000	—	—	47,000
Principal payments on debt and capital lease obligations	(115,969)	(18,028)	(7,864)	(141,861)
Payments of debt issuance costs	(702)	—	—	(702)
Cash received from noncontrolling shareholders	—	—	3,591	3,591
Cash payments to noncontrolling shareholders	—	(3,434)	(32,109)	(35,543)
Changes in intercompany balances, net	199,930	(319,282)	119,352	—
Equity compensation excess income tax benefits	1,492	—	—	1,492

Net cash provided by (used in) continuing financing activities	131,751	(340,744)	82,970	(126,023)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(5,397)	(19,718)	22,575	(2,540)
Net cash provided by (used in) discontinued operations	—	—	(2,430)	(2,430)

Net increase (decrease) in cash and cash equivalents	(5,397)	(19,718)	20,145	(4,970)
Cash and cash equivalents at the beginning of the year	28,611	44,541	(9,009)	64,143

Cash and cash equivalents at the end of the year	$23,214	$24,823	$11,136	$59,173

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$5,881	$342,258	$195,715	$543,854

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	—	(523,690)	(58,400)	(582,090)
Additions to property, plant and equipment	(50,047)	(180,863)	(70,968)	(301,878)
Proceeds from sales of assets and insurance recoveries	—	2,495	270	2,765
Proceeds from sales of discontinued operations	—	—	4,851	4,851
Purchases of available-for-sale securities	(1,331,462)	—	(54,118)	(1,385,580)
Proceeds from sales of available-for-sale securities	1,273,651	—	47,747	1,321,398
Increase in restricted funds, net	—	—	(35,309)	(35,309)

Net cash used in continuing investing activities	(107,858)	(702,058)	(165,927)	(975,843)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	2,985,674	371,028	268	3,356,970
Principal payments on debt and capital lease obligations	(2,481,965)	(379,877)	(7,538)	(2,869,380)
Payments of debt issuance costs	(64,429)	(10,720)	—	(75,149)
Proceeds from exercises of stock options	14,067	—	—	14,067
Cash payments to noncontrolling shareholders	—	(483)	(27,801)	(28,284)
Changes in intercompany balances, net	(377,492)	380,230	(2,738)	—
Equity compensation excess income tax benefits	2,999	—	—	2,999

Net cash provided by (used in) continuing financing activities	78,854	360,178	(37,809)	401,223

Net increase (decrease) in cash and cash equivalents before discontinued operations	(23,123)	378	(8,021)	(30,766)
Net cash provided by (used in) discontinued operations	—	—	(6,903)	(6,903)

Net increase (decrease) in cash and cash equivalents	(23,123)	378	(14,924)	(37,669)
Cash and cash equivalents at the beginning of the year	51,734	44,163	5,915	101,812

Cash and cash equivalents at the end of the year	$28,611	$44,541	$(9,009)	$64,143

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$(45,294)	$325,410	$154,487	$434,603

Cash flows from investing activities:
Acquisitions of hospitals and other ancillary health care businesses	—	(151,878)	(39,576)	(191,454)
Additions to property, plant and equipment	(38,396)	(105,272)	(65,352)	(209,020)
Proceeds from sales of assets and insurance recoveries	—	405	2,745	3,150
Proceeds from sales of discontinued operations	—	—	26,360	26,360
Purchases of available-for-sale securities	(883,293)	—	(38,431)	(921,724)
Proceeds from sales of available-for-sale securities	898,130	—	6,751	904,881
Increase in restricted funds, net	—	—	(5,758)	(5,758)

Net cash used in continuing investing activities	(23,559)	(256,745)	(113,261)	(393,565)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(28,196)	(7,508)	(4,443)	(40,147)
Proceeds from exercises of stock options	7,469	—	—	7,469
Cash received from noncontrolling shareholders	—	—	2,547	2,547
Cash payments to noncontrolling shareholders	—	(358)	(20,272)	(20,630)
Changes in intercompany balances, net	83,278	(45,115)	(38,163)	—
Equity compensation excess income tax benefits	1,278	—	—	1,278

Net cash provided by (used in) continuing financing activities	63,829	(52,981)	(60,331)	(49,483)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(5,024)	15,684	(19,105)	(8,445)
Net cash provided by (used in) discontinued operations	—	—	4,239	4,239

Net increase (decrease) in cash and cash equivalents	(5,024)	15,684	(14,866)	(4,206)
Cash and cash equivalents at the beginning of the year	56,758	28,479	20,781	106,018

Cash and cash equivalents at the end of the year	$51,734	$44,163	$5,915	$101,812

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with filing the Original Form 10-K, our President and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 to the consolidated financial statements included in Item 8 of this Amendment, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 and concluded that, solely because of the material weakness in our internal control over financial reporting disclosed below, our disclosure controls and procedures were not effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Form 10-K (the fiscal year ended December 31, 2012) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting (Restated)

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

In connection with filing the Original Form 10-K on February 27, 2013, under the supervision of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on an assessment of such criteria, management concluded that, as of December 31, 2012, we maintained effective internal control over financial reporting.

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 to the consolidated financial statements included in Item 8 of this Amendment, management, under the supervision of our Interim President and Chief Executive Officer and our Senior Vice President and Interim Chief Financial Officer, re-evaluated the effectiveness of our internal control over financial reporting and, based on the criteria established in “Internal Control - Integrated Framework” issued by the COSO, determined that the material weakness described below existed as of December 31, 2012. Solely as a result of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2012. As a result, management has restated the Annual Report on Internal Control over Financial Reporting contained in the Original Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on its re-evaluation, management identified the following material weakness as of December 31, 2012: management failed to design and maintain effective controls over the administration, oversight and accounting for the Company’s EHR enrollment process. Specifically, management did not design effective controls to properly apply the requirements for certifying its EHR technology under the HCIT programs and, as a result, certain of the hospitals it had enrolled in the programs did not meet the “meaningful use” criteria necessary to qualify for HCIT payments.

A re-assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 has been performed by Ernst & Young LLP, an independent registered public accounting firm. The attestation report of Ernst & Young LLP is included on the following page.

Management’s Remediation Initiatives

The Company has corrected its accounting treatment for HCIT payments and is in the process of implementing new controls that management believes will remediate the material weakness in internal control over financial reporting described above. The Company has engaged Ober Kaler, a national law firm providing regulatory services to healthcare organizations, to assist in the oversight and provide independent validation of all processes related to HCIT certification and attestation. The Company will test the ongoing operating effectiveness of the new controls in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

In our report dated February 27, 2013, we expressed an unqualified opinion that Health Management Associates, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based upon the COSO criteria. Management has subsequently determined that a deficiency in controls over the administration, oversight, and accounting for Health Management Associates, Inc.’s, electronic health records attestation process existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2012. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting to conclude that Health Management Associates, Inc.’s internal control over financial reporting was not effective as of December 31, 2012. Accordingly, our present opinion on the effectiveness of Health Management Associates, Inc.’s internal control over financial reporting as of December 31, 2012, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to Health Management Associates, Inc.’s failure to maintain effective controls over the administration, oversight and accounting for electronic health records incentive payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Management Associates, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated February 27, 2013, except for Note 2, as to which the date is November 13, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Health Management Associates, Inc. has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Miami, Florida

February 27, 2013, except for the effect of the material weakness described in the fifth and sixth paragraphs above, as to which the date is November 13, 2013

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated into this Form 10-K/A by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 21, 2013 under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” which proxy statement will be filed not later than 120 days after December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this Item 12 is incorporated into this Form 10-K/A by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 21, 2013 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed not later than 120 days after December 31, 2012.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2012

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	11,333,634	$3.31	10,465,906
Equity compensation plans not approved by security holders	—	—	—

Totals	11,333,634	$3.31	10,465,906

(1)	Includes, among other things, deferred stock awards granted to independent directors, officers and management staff pursuant to the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan. See Note 9 to the Consolidated Financial Statements in Item 8 of Part II for more information about our stock-based compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated into this Form 10-K/A by reference from our proxy statement to be issued in connection with our Annual Meeting of Stockholders to be held on May 21, 2013 under the headings “Certain Transactions” and “Corporate Governance,” which proxy statement will be filed not later than 120 days after December 31, 2012.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We filed our consolidated financial statements in Item 8 of Part II. Additionally, the financial statement schedule entitled “Schedule II - Valuation and Qualifying Accounts” is filed as part of this Form 10-K/A under this Item 15.

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

The exhibits filed as part of this Form 10-K/A are listed in the Index to Exhibits immediately following the signature page of this Form 10-K.

HEALTH MANAGEMENT ASSOCIATES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balances at Beginning of Period	Acquisitions and Dispositions	Charged to Operations (a)	Charged to Other Accounts	Deductions (b)	Balances at End of Period

Allowance for Doubtful Accounts (c)
Year ended December 31, 2012 (d)	$578,972	$—	$906,413	$—	$(814,656)	$670,729
Year ended December 31, 2011	495,486	—	746,450	—	(662,964)	578,972
Year ended December 31, 2010	455,705	291	662,239	—	(622,749)	495,486

(a)	Charges to operations include amounts related to provisions for doubtful accounts, before recoveries of accounts receivable that were previously written off.
(b)	Accounts receivable written off as uncollectible.
(c)	This table includes the activity of discontinued operations, as identified at Note 11 to the Consolidated Financial Statements in Item 8 of Part II.
(d)	Amounts have been restated as further described at Note 2 to the Consolidated Financial Statements in Item 8 of Part II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

By:	/s/ John M. Starcher Jr.	Interim President and Chief Executive Officer	November 13, 2013
John M. Starcher Jr.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven Shulman	Chairman of the Board of Directors	November 13, 2013
Steven Shulman

/s/ John M. Starcher Jr.	Interim President, Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2013
John M. Starcher Jr.

/s/ Gary S. Bryant	Senior Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2013
Gary S. Bryant

/s/ Mary Taylor Behrens	Director	November 13, 2013
Mary Taylor Behrens

/s/ Steven Epstein	Director	November 13, 2013
Steven Epstein

/s/ Kirk Gorman	Director	November 13, 2013
Kirk Gorman

/s/ Stephen Guillard	Director	November 13, 2013
Stephen Guillard

/s/ John McCarty	Director	November 13, 2013
John McCarty

/s/ JoAnn Reed	Director	November 13, 2013
JoAnn Reed

/s/ Peter Urbanowicz	Director	November 13, 2013
Peter Urbanowicz

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i)	Articles of Incorporation

	3.1	Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

	3.2	Certificate of Amendment to Fifth Restated Certificate of Incorporation, previously filed and included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999, is incorporated herein by reference.

	(ii)	By-laws

	3.3	By-laws, as amended and restated, previously filed and included as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 7, 2010, are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Specimen Stock Certificate, previously filed and included as Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (SEC File No. 000-18799), is incorporated herein by reference.

	4.2	Indenture, dated as of April 21, 2006, between the Company and U.S. Bank National Association pertaining to the Company’s 6.125% Senior Notes due 2016, previously filed and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

	4.3	Form of Global Note for the Company’s 6.125% Senior Notes due 2016, previously filed and included as part of Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2006, is incorporated herein by reference.

	4.4	Supplemental Indenture, dated as of February 28, 2007, between the Company and U.S. Bank National Association pertaining to the Company’s 6.125% Senior Notes due 2016, previously filed and included as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.

	4.5	Indenture, dated as of May 21, 2008, between the Company and U.S. Bank, National Association pertaining to the Company’s 3.75% Convertible Senior Subordinated Notes due 2028 issued by the Company, previously filed and included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.

	4.6	Form of 3.75% Convertible Senior Subordinated Note due 2028 issued by the Company, previously filed and included as part of Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is incorporated herein by reference.

	4.7	Credit Agreement, dated as of November 18, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner, Deutsche Bank Securities, Inc., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, Citigroup Global Markets Inc., as Joint Bookrunner, Citibank, N.A., as Co-Documentation Agent, SunTrust Robinson Humphrey, Inc., as Joint Bookrunner, SunTrust Bank, as Co-Documentation Agent, Barclays Capital, as Joint Bookrunner, Barclays Bank PLC, as Co-Documentation Agent, and each of RBS Securities Inc., J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as Managing Agents, and certain other lenders thereto (includes the form of the related notes), previously filed and included as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated herein by reference.

	4.8	Security Agreement, dated as of November 18, 2011, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent, pertaining to the Company’s Credit Agreement, dated as of November 18, 2011, previously filed and included as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated herein by reference.

	4.9	Acknowledgement and Release, dated as of July 30, 2012, from Wells Fargo Bank, National Association, as Administrative Agent, pertaining to the Company’s Credit Agreement, dated as of November 18, 2011, previously filed and included as Exhibit 4.17 to the Company’s Registration Statement on Form S-4 (Registration No. 333-183203), is incorporated herein by reference.

	4.10	Joinder Agreement, dated as of December 28, 2012, between Campbell County HMA, LLC, Cocke County HMA, LLC, Jefferson County HMA, LLC, Knoxville HMA Holdings, LLC, Metro Knoxville HMA, LLC, Van Buren H.M.A., LLC and Wells Fargo Bank, National Association, pertaining to the Company’s Credit Agreement, dated as of November 18, 2011, previously filed and included as Exhibit 4.10 to the Original Form 10-K, and incorporated herein by reference.

	4.11	Indenture, dated as of November 18, 2011, among the Company, each of the subsidiary guarantors party thereto and U.S. Bank, National Association pertaining to the Company’s 7.375% Senior Notes due 2020 (includes the form of the related notes), previously filed and included as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated herein by reference.

	4.12	Supplemental Indenture, dated as of April 20, 2012, between Poplar Bluff Regional Medical Center, LLC and U.S. Bank, National Association, pertaining to the Company’s 7.375% Senior Notes due 2020, previously filed and included as Exhibit 4.14 to the Company’s Registration Statement on Form S-4 (Registration No. 333-183203), is incorporated herein by reference.

	4.13	Second Supplemental Indenture, dated as of July 25, 2012, between HMA CAT, LLC and U.S. Bank, National Association, pertaining to the Company’s 7.375% Senior Notes due 2020, previously filed and included as Exhibit 4.15 to the Company’s Registration Statement on Form S-4 (Registration No. 333-183203), is incorporated herein by reference.

	4.14	Third Supplemental Indenture, dated as of July 31, 2012, between Brevard HMA ALF, LLC, Brevard HMA HME, LLC, Brevard HMA Home Health, LLC, Brevard HMA Hospice, LLC, Brevard HMA Investment Properties, LLC, Brevard HMA Nursing Home, LLC, Carlisle HMA, LLC, Yakima HMA, LLC and U.S. Bank, National Association, pertaining to the Company’s 7.375% Senior Notes due 2020, previously filed and included as Exhibit 4.16 to the Company’s Registration Statement on Form S-4 (Registration No. 333-183203), is incorporated herein by reference.

(10)	Material contracts

Exhibits 4.2 through 4.8 and Exhibit 4.11 referenced under (4) of this Index to Exhibits are incorporated herein by reference.

	10.1	Registration Agreement dated September 2, 1988 between HMA Holding Corp., First Chicago Investment Corporation, Madison Dearborn Partners IV, Prudential Venture Partners, Prudential Venture Partners II, William J. Schoen, Kelly E. Curry, Stephen M. Ray, Robb L. Smith, George A. Taylor and Earl P. Holland, previously filed and included as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Registration No. 33-36406), is incorporated herein by reference.

	†10.2	Restructuring Agreement, dated as of September 30, 2009, among Health Management Associates, Inc., Carolinas Holdings, LLC, Carolinas JV Holdings, L.P., Novant Health, Inc. and Foundation Health Systems Corp., previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.

10.3	Asset Purchase Agreement, dated June 30, 2011, between Health Management Associates, Inc., Knoxville HMA Holdings, LLC, Catholic Health Partners and Mercy Health Partners, Inc., previously filed on October 27, 2011 and included as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A (Amendment No. 2) dated June 30, 2011, is incorporated herein by reference.

*10.4	Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

*10.5	Amendment No. 1 to the Health Management Associates, Inc. Stock Option Plan for Outside Directors, previously filed and included as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (SEC File No. 000-18799), is incorporated herein by reference.

*10.6	Form of Director Stock Option Agreement under the Health Management Associates, Inc. Stock Option Plan for Outside Directors, as amended, previously filed and included as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.7	Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Appendix A to the Company’s definitive Proxy Statement filed on January 19, 2006, is incorporated herein by reference.

*10.8	Amendment to the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.

*10.9	Form of Restricted Stock Award Plan Notice under the Health Management Associates, Inc. 2006 Outside Director Restricted Stock Award Plan, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 21, 2006, is incorporated herein by reference.

*10.10	First Amendment to Employment Agreement between the Company and William J. Schoen, dated February 6, 2007, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 6, 2007, is incorporated herein by reference; and Employment Agreement for William J. Schoen made as of January 2, 2001, previously filed and included as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-53602), is incorporated herein by reference.

*10.11	Fourth Amendment and Restatement of the Health Management Associates, Inc. Supplemental Executive Retirement Plan, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 2, 2008, is incorporated herein by reference.

*10.12	The Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit A to the Company’s definitive Proxy Statement filed on March 31, 2008, is incorporated herein by reference.

*10.13	Amendment No. 1 to the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by reference.

*10.14	Amendment No. 2 to the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit A to the Company’s definitive Proxy Statement filed on April 5, 2010, is incorporated herein by reference.

*10.15	Form of Stock Option Agreement under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, is incorporated herein by reference.

*10.16	Form of Deferred Stock Award under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan for independent directors serving on the Company’s Board of Directors, previously filed and included as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.

*10.17	Stock Option Award granted to Gary D. Newsome under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.18	The forms of Restricted Stock Award and Cash Performance Award for the years ended December 31, 2010 and 2009 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan are the same, in all material respects, as the form of award previously filed and included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which exhibit is incorporated herein by reference.

*10.19	The form of Restricted Stock Award and Cash Performance Award for the year ended December 31, 2011 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.

*10.20	The form of Restricted Stock Award and Cash Performance Award for the year ended December 31, 2012 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

*10.21	Certain executive officer compensation information, including stock-based compensation under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 21, 2012, is incorporated herein by reference.

*10.22	Certain executive officer compensation information, previously filed and included in the Company’s Current Report on Form 8-K dated December 4, 2012, is incorporated herein by reference.

*10.23	Agreement and Release, dated as of January 19, 2012, between Hospital Management Services of Florida, Inc. and Timothy R. Parry, previously filed and included as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 17, 2012, is incorporated herein by reference.

*10.24	The Health Management Associates, Inc. Tax Advantaged Wealth Plan, Amended and Restated Effective December 11, 2012, previously filed and included as Exhibit 10.24 to the Original Form 10-K and is incorporated herein by reference.

*10.25	Certain executive officer compensation information, including stock-based compensation under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 19, 2013, is incorporated herein by reference.

(12)	Statements re computation of ratios

	12.1	Schedule of ratio of earnings to fixed charges.

(21)	Subsidiaries of the registrant

	21.1	Subsidiaries of the registrant (previously filed and included as Exhibit 21.1 to the Original Form 10-K, and incorporated herein by reference).

(23)	Consents of experts and counsel

	23.1	Consent of Ernst & Young LLP.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications.

(101)	Interactive data files

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
†	Health Management Associates, Inc. requested confidential treatment of certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2. On November 18, 2009, the Securities and Exchange Commission approved the request pursuant to an Order Granting Confidential Treatment.