Form 10-Q/A
period 2013-03-31
HEALTH MANAGEMENT ASSOCIATES, INC
filed 2013-11-13
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Health Management Associates, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (the “Original Form 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2013 (the “Original Filing Date”) to restate and amend the Company’s previously issued consolidated financial statements and related financial information for the quarterly periods ended March 31, 2013 and 2012 included in its Original Form 10-Q to correct an error in the accounting treatment of approximately $31.0 million of incentive payments recognized as income by the Company between July 1, 2011 and June 30, 2013 pursuant to federal Medicare and various state Medicaid Healthcare Information Technology (“HCIT”) programs and other individually immaterial errors.

Except as described in this Explanatory Note and Effects of Restatement below, the financial statements and financial statement footnote disclosures in the Original Form 10-Q are unchanged. In particular, except for the events described under “Background” and “Effects of Restatement”,” this Amendment has not been updated to reflect any events that have occurred after the Original Form 10-Q was filed or to modify or update disclosures affected by other subsequent events. Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Form 10-K filed with the SEC on February 27, 2013 and the Company’s subsequent filings with the SEC, together with any amendments to those filings.

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

Effects of Restatement

This Amendment amends and restates the Original Form 10-Q to correct an error in accounting treatment of HCIT incentive payments as more fully described in Note 2 to the Consolidated Financial Statements and to reflect certain immaterial unrelated adjustments. Revisions to the Original Form 10-Q have been made to the Company’s Consolidated Financial Statements and related disclosures in Financial Statements for the quarterly periods ended March 31, 2013 and 2012, and, where necessary, to the following other items to reflect the restatements:

•	Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4 - Controls and Procedures

Item 6 of this Amendment has been amended to include as exhibits currently dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

The adjustments to correct the error in accounting treatment of HCIT incentive payments and unrelated adjustments resulted in an increase in income from continuing operations of $0.6 million and $0.1 million in the quarters ended March 31, 2013 and 2012 respectively.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012
	(restated)	(restated)
Net revenue before the provision for doubtful accounts	$1,724,028	$1,685,268
Provision for doubtful accounts	(236,199)	(201,261)

Net revenue	1,487,829	1,484,007

Salaries and benefits	685,678	658,237
Supplies	235,768	234,443
Rent expense	42,081	44,950
Other operating expenses	324,090	312,201
Medicare and Medicaid HCIT incentive payments	(3,982)	(4,590)
Depreciation and amortization	93,826	78,347
Interest expense	71,491	88,865
Other	(1,891)	1,640

	1,447,061	1,414,093

Income from continuing operations before income taxes	40,768	69,914
Provision for income taxes	(12,415)	(23,804)

Income from continuing operations	28,353	46,110
Loss from discontinued operations, net of income taxes	—	(1,395)

Consolidated net income	28,353	44,715
Net income attributable to noncontrolling interests	(4,665)	(6,906)

Net income attributable to Health Management Associates, Inc.	$23,688	$37,809

Earnings per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.09	$0.15
Discontinued operations	—	—

Net income	$0.09	$0.15

Diluted
Continuing operations	$0.09	$0.15
Discontinued operations	—	—

Net income	$0.09	$0.15

Weighted average number of shares outstanding:
Basic	256,152	253,316

Diluted	260,550	255,699

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
	(restated)	(restated)
Consolidated net income	$28,353	$44,715
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	4,120	5,119
Adjustments for net (gains) losses reclassified into net income	(1,427)	264

Net activity attributable to available-for-sale securities	2,693	5,383
Interest rate swap contract:
Reclassification adjustments for amortization into net income	18,356	20,453

Other comprehensive income before income taxes	21,049	25,836
Income tax expense related to items of other comprehensive income	(8,070)	(9,824)

Other comprehensive income, net	12,979	16,012

Total consolidated comprehensive income	41,332	60,727
Total comprehensive income attributable to noncontrolling interests	(4,665)	(6,906)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$36,667	$53,821

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2013	December 31, 2012
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$37,358	$59,173
Available-for-sale securities	52,207	121,106
Accounts receivable, less allowances for doubtful accounts of $679,864 and $670,729 at March 31, 2013 and December 31, 2012, respectively	991,027	957,918
Supplies, prepaid expenses and other assets	221,505	220,884
Prepaid and recoverable income taxes	64,498	60,438
Restricted funds	25,109	26,525
Assets held for sale	6,250	6,250

Total current assets	1,397,954	1,452,294

Property, plant and equipment	5,564,045	5,523,870
Accumulated depreciation and amortization	(2,107,027)	(2,057,980)

Net property, plant and equipment	3,457,018	3,465,890

Restricted funds	126,581	125,532
Goodwill	1,025,823	1,025,137
Deferred charges and other assets	302,223	317,501

Total assets	$6,309,599	$6,386,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,713	$211,387
Accrued expenses and other liabilities	556,774	609,732
Deferred income taxes	27,086	29,026
Current maturities of long-term debt and capital lease obligations	99,093	126,262

Total current liabilities	852,666	976,407

Deferred income taxes	324,157	301,237
Long-term debt and capital lease obligations, less current maturities	3,418,195	3,440,353
Other long-term liabilities	467,858	460,886

Total liabilities	5,062,876	5,178,883

Redeemable equity securities	212,208	212,458

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 259,084 shares and 256,394 shares issued at March 31, 2013 and December 31, 2012, respectively	2,591	2,564
Accumulated other comprehensive income (loss), net of income taxes	(28,961)	(41,940)
Additional paid-in capital	185,973	173,843
Retained earnings	867,626	843,938

Total Health Management Associates, Inc. stockholders’ equity	1,027,229	978,405
Noncontrolling interests	7,286	16,608

Total stockholders’ equity	1,034,515	995,013

Total liabilities and stockholders’ equity	$6,309,599	$6,386,354

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2013 and 2012

(in thousands)

(unaudited)

	Health Management Associates, Inc.
			Accumulated Other Comprehensive Income (Loss), Net	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders’ Equity

	Common Stock
	Shares	Par Value
				(restated)	(restated)		(restated)
Balances at January 1, 2013	256,394	$2,564	$(41,940)	$173,843	$843,938	$16,608	$995,013
Net income	—	—	—	—	23,688	4,665	28,353
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	1,748	—	—	—	1,748
Interest rate swap contract amortization of expense into net income, net	—	—	11,231	—	—	—	11,231
Exercises of stock options and related tax matters	1,363	14	—	13,181	—	—	13,195
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	1,327	13	—	(8,040)	—	—	(8,027)
Stock-based compensation expense	—	—	—	6,989	—	—	6,989
Distributions to noncontrolling shareholders	—	—	—	—	—	(13,987)	(13,987)

Balances at March 31, 2013	259,084	$2,591	$(28,961)	$185,973	$867,626	$7,286	$1,034,515

	Health Management Associates, Inc.
			Accumulated Other Comprehensive Income (Loss), Net	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders’ Equity

	Common Stock
	Shares	Par Value
				(restated)	(restated)		(restated)
Balances at January 1, 2012	254,156	$2,542	$(95,440)	$156,859	$693,991	$15,975	$773,927
Net income	—	—	—	—	37,809	6,906	44,715
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	3,499	—	—	—	3,499
Interest rate swap contract amortization of expense into net income, net	—	—	12,513	—	—	—	12,513
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	2,177	21	—	(7,329)	—	—	(7,308)
Stock-based compensation expense	—	—	—	6,887	—	—	6,887
Distributions to noncontrolling shareholders	—	—	—	—	—	(13,529)	(13,529)
Purchases of subsidiary shares from noncontrolling shareholders	—	—	—	(25)	—	(76)	(101)
Noncontrolling shareholder interests in an acquired business	—	—	—	—	—	1,917	1,917

Balances at March 31, 2012	256,333	$2,563	$(79,428)	$156,392	$731,800	$11,193	$822,520

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
	(restated)	(restated)
Cash flows from operating activities:
Consolidated net income	$28,353	$44,715
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	97,123	81,109
Amortization related to interest rate swap contract	18,356	20,453
Fair value adjustments related to interest rate swap contract	(700)	16,268
Provision for doubtful accounts	236,199	201,261
Stock-based compensation expense	6,989	6,887
(Gains) losses on sales of assets, net	(90)	2,337
Gains on sales of available-for-sale securities, net	(2,145)	(317)
Write-off of deferred debt issuance costs	584	—
Deferred income tax expense (benefit)	12,909	(9,636)
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(280,611)	(296,532)
Supplies, prepaid expenses and other current assets	(621)	(5,516)
Prepaid and recoverable income taxes	(2,851)	31,063
Deferred charges and other long-term assets	(5,248)	(6,425)
Accounts payable	(39,673)	(14,140)
Accrued expenses and other liabilities	(44,945)	(9,462)
Equity compensation excess income tax benefits	(4,388)	(1,400)
Loss from discontinued operations, net	—	1,395

Net cash provided by continuing operating activities	19,241	62,060

Cash flows from investing activities:
Additions to property, plant and equipment	(61,040)	(80,790)
Acquisitions of hospitals and other ancillary health care businesses	(1,525)	(81,617)
Proceeds from sales of assets and insurance recoveries	572	808
Purchases of available-for-sale securities	(416,776)	(439,701)
Proceeds from sales of available-for-sale securities	487,627	521,186
Decrease in restricted funds, net	3,253	782

Net cash provided by (used in) continuing investing activities	12,111	(79,332)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	71,400	—
Principal payments on debt and capital lease obligations	(126,328)	(20,799)
Payments of debt issuance costs	(1,588)	—
Proceeds from exercises of stock options	13,197	—
Cash received from noncontrolling shareholders	—	1,786
Cash payments to noncontrolling shareholders	(14,236)	(17,886)
Equity compensation excess income tax benefits	4,388	1,400

Net cash used in continuing financing activities	(53,167)	(35,499)

Net decrease in cash and cash equivalents before discontinued operations	(21,815)	(52,771)
Net decreases in cash and cash equivalents from discontinued operations:
Operating activities	—	(2,960)
Investing activities	—	(16)

Net decrease in cash and cash equivalents	(21,815)	(55,747)
Cash and cash equivalents at the beginning of the period	59,173	64,143

Cash and cash equivalents at the end of the period	$37,358	$8,396

See accompanying notes

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) provides health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of March 31, 2013, we operated 70 hospitals in fifteen states with a total of 10,585 licensed beds, including twenty-two hospitals located in Florida, ten hospitals in Mississippi and nine hospitals in Tennessee. See Note 12 for information about an acquisition that we completed subsequent to March 31, 2013.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 8.

The condensed consolidated balance sheet as of December 31, 2012 is unaudited; however, it was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2012 (referred to as our “2012 Form 10-K”). The interim condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. Our results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and changes in the economy and the health care regulatory environment.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements

We have restated our consolidated financial statements for the quarterly periods ended March 31, 2013 and 2012 due to an accounting error in our application of the requirements for certifying our electronic health record (“EHR”) technology under various Medicare and Medicaid HCIT programs. It was determined that 11 of our hospitals did not meet the “meaningful use” criteria necessary to qualify for HCIT incentive payments. We estimate that, between July 1, 2011 and June 30, 2013, we recognized as income HCIT incentive payments totaling approximately $31.0 million for the hospitals that did not meet the “meaningful use” criteria ($8.3 million, $7.3 million and $5.4 million related to 2011, 2012 and 2013, respectively). The impact of correcting the misstatement related to the HCIT payments for these 11 hospitals, as well as correction of unrelated immaterial errors, on our consolidated balance sheets and consolidated statements of income, comprehensive income and cash flows is as follows:

	Three Months Ended March 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Income and Comprehensive Income
Net revenue before the provision for doubtful accounts	$1,723,841	$187	$1,724,028
Provision for doubtful accounts	(240,879)	4,680	(236,199)

Net revenue	1,482,962	4,867	1,487,829

Salaries and benefits	684,191	1,487	685,678
Supplies	235,768	—	235,768
Rent expense	42,156	(75)	42,081
Other operating expenses	325,775	(1,685)	324,090
Medicare and Medicaid HCIT incentive programs	(3,826)	(156)	(3,982)
Depreciation and amortization	93,875	(49)	93,826
Interest expense	69,429	2,062	71,491
Other	(1,891)	—	(1,891)

Income from continuing operations before income taxes	37,485	3,283	40,768
Provision for income taxes	(9,718)	(2,697)	(12,415)

Income from continuing operations	27,767	586	28,353
Loss from discontinued operations	—	—	—

Consolidated net income	27,767	586	28,353
Net income attributable to noncontrolling interests	(4,665)	—	(4,665)

Net income attributable to Health Management Associates, Inc.	$23,102	$586	$23,688

Comprehensive income	$40,746	$586	$41,332

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic and diluted
Continuing operations	$0.09	$—	$0.09
Discontinued operations	—	—	—

Net income	$0.09	$—	$0.09

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements (continued)

	March 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Accounts receivable, less allowances for doubtful accounts	$1,003,128	$(12,101)	$991,027
Prepaid and recoverable income taxes	64,749	(251)	64,498
Other current assets	342,429	—	342,429

Total current assets	1,410,306	(12,352)	1,397,954

Net property, plant and equipment	3,454,132	2,886	3,457,018
Goodwill	1,024,142	1,681	1,025,823
Other long-term assets	428,804	—	428,804

Total assets	$6,317,384	$(7,785)	$6,309,599

Accounts payable	$169,713	—	$169,713
Accrued expenses and other liabilities	531,643	25,131	556,774
Deferred income taxes	42,611	(15,525)	27,086
Other current liabilities	98,891	202	99,093

Total current liabilities	842,858	9,808	852,666
Long-term debt and capital lease obligations, less current maturities	3,411,004	7,191	3,418,195
Other long-term liabilities	791,873	142	792,015
Redeemable equity securities	212,208	—	212,208
Total stockholders’ equity	1,059,441	(24,926)	1,034,515

Total liabilities and stockholders’ equity	$6,317,384	$(7,785)	$6,309,599

	Three Months Ended March 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows
Operating activities:
Consolidated net income	$27,767	$586	$28,353
Depreciation and amortization	97,172	(49)	97,123
Provision for doubtful accounts	240,879	(4,680)	236,199
Deferred tax expense	12,148	761	12,909
Accounts receivable	(278,438)	(2,173)	(280,611)
Prepaid and recoverable income taxes	(3,102)	251	(2,851)
Accrued expenses and other liabilities	(50,147)	5,202	(44,945)
Other cash flows from operating activities	(26,936)	—	(26,936)

Net cash provided by continuing operating activities	19,343	(102)	19,241

Investing activities:
Additions to property, plant and equipment	(61,142)	102	(61,040)
Other cash flows from investing activities	73,151	—	73,151

Net cash provided by continuing investing activities	12,009	102	12,111

Net cash used in continuing financing activities	(53,167)	—	(53,167)

Net decrease in cash and cash equivalents	(21,815)	—	(21,815)
Cash and cash equivalents at the beginning of the year	59,173	—	59,173

Cash and cash equivalents at the end of the year	$37,358	$—	$37,358

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements (continued)

	Three Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Income and Comprehensive Income
Net revenue before the provision for doubtful accounts	$1,686,518	$(1,250)	$1,685,268
Provision for the doubtful accounts	(201,261)	—	(201,261)

Net revenue	1,485,257	(1,250)	1,484,007

Salaries and benefits	659,084	(847)	658,237
Supplies	234,443	—	234,443
Rent expense	45,025	(75)	44,950
Other operating expenses	311,780	421	312,201
Medicare and Medicaid HCIT incentive programs	(4,590)	—	(4,590)
Depreciation and amortization	78,394	(47)	78,347
Interest expense	88,763	102	88,865
Other	1,640	—	1,640

Income from continuing operations before income taxes	70,718	(804)	69,914
Provision for income taxes	(24,727)	923	(23,804)

Income from continuing operations	45,991	119	46,110
Loss from discontinued operations	(1,395)	—	(1,395)

Consolidated net income	44,596	119	44,715
Net income attributable to noncontrolling interests	(6,906)	—	(6,906)

Net income attributable to Health Management Associates, Inc.	$37,690	$119	$37,809

Comprehensive income	$60,608	$119	$60,727

Earnings (loss) per share attributable to Health Management
Associates, Inc. common stockholders:
Basic
Continuing operations	$0.15	$—	$0.15
Discontinued operations	—	—	—

Net income	$0.15	$—	$0.15

Diluted
Continuing operations	$0.15	$—	$0.15
Discontinued operations	—	—	—

Net income	$0.15	$—	$0.15

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidaed Financial Statements (continued)

	December 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Accounts receivable, less allowances for doubtful accounts	$976,872	$(18,954)	$957,918
Other current assets	494,376	—	494,376

Total current assets	1,471,248	(18,954)	1,452,294

Net property, plant and equipment	3,463,052	2,838	3,465,890
Goodwill	1,023,456	1,681	1,025,137
Other long-term assets	443,033	—	443,033

Total assets	$6,400,789	$(14,435)	$6,386,354

Accrued expenses and other liabilities	$469,055	$(5,242)	$463,813
Due to third party payors	26,470	25,172	51,642
Deferred income taxes	45,170	(16,144)	29,026
Other current liabilities	431,728	198	431,926

Total current liabilities	972,423	3,984	976,407
Long-term debt and capital lease obligations, less current maturities	3,433,260	7,093	3,440,353
Other long-term liabilities	762,123	—	762,123
Redeemable equity securities	212,458	—	212,458
Total stockholders’ equity	1,020,525	(25,512)	995,013

Total liabilities and stockholders’ equity	$6,400,789	$(14,435)	$6,386,354

	Three Months Ended March 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows
Operating activities:
Consolidated net income	$44,596	$119	$44,715
Depreciation and amortization	81,156	(47)	81,109
Deferred tax expense	(9,451)	(185)	(9,636)
Accounts receivable	(297,782)	1,250	(296,532)
Prepaid and recoverable income taxes	31,380	(317)	31,063
Accounts payable	(13,293)	(847)	(14,140)
Other cash flows from operating activities	225,481	—	225,481

Net cash provided by continuing operating activities	62,087	(27)	62,060

Investing activities:
Additions to property, plant and equipment	(80,817)	27	(80,790)
Other cash flows from investing activities	1,458	—	1,458

Net cash used in continuing investing activities	(79,359)	27	(79,332)

Net cash used in continuing financing activities	(35,499)	—	(35,499)

Discontinued operations	(2,976)	—	(2,976)

Net decrease in cash and cash equivalents	(55,747)	—	(55,747)
Cash and cash equivalents at the beginning of the year	64,143	—	64,143

Cash and cash equivalents at the end of the year	$8,396	$—	$8,396

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements (continued)

The notes to the interim condensed consolidated financial statements have been restated for these adjustments as applicable.

3.	Net Revenue, Provision for Doubtful Accounts, Cost of Revenue and Other

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

Net revenue before the provision for doubtful accounts, by major payor source, is summarized in the table below (dollars in thousands).

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
Medicare	$512,401	29.7%	$503,893	29.9%
Medicaid	177,449	10.3	180,289	10.7
Commercial insurance	820,294	47.6	817,151	48.5
Self-pay	171,547	10.0	163,435	9.7
Other	42,337	2.4	20,500	1.2

	$1,724,028	100.0%	$1,685,268	100.0%

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Net Revenue, Provision for Doubtful Accounts, Cost of Revenue and Other (continued)

At March 31, 2013 and December 31, 2012, our allowance for doubtful accounts for self-pay uninsured patient accounts was approximately 74.4% and 72.6%, respectively, of our total self-pay uninsured patient accounts receivable balance. The corresponding percentages for our allowance for doubtful accounts pertaining to accounts receivable from government payors, managed care health plans and other commercial payors were 6.5% and 6.3% at March 31, 2013 and December 31, 2012, respectively. Our write-offs of patient accounts receivable (most of which related to uninsured self-pay patients) were approximately $233.7 million and $183.9 million during the three months ended March 31, 2013 and 2012, respectively. The year-over-year increase in patient accounts receivable write-offs was primarily due to increases in net revenue before the provision for doubtful accounts from uninsured self-pay patients and patient responsibility amounts.

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

Cost of Revenue. The presentation of costs and expenses in our consolidated statements of income does not differentiate between costs of revenue and other costs because substantially all such costs and expenses relate to providing health care services. Furthermore, we believe that the natural classification of expenses is the most meaningful presentation of our operations. Amounts that could be classified as general and administrative expenses, which include the costs of our home office as well as our regional service centers, were approximately $82.5 million and $66.2 million during the three months ended March 31, 2013 and 2012, respectively.

Electronic Health Record Incentive Programs. Using a gain contingency model, we recognize benefits under the various Medicare and Medicaid Healthcare Information Technology programs (collectively, the “HCIT Programs”) in our consolidated statements of income when the eligible hospitals and physician practices have demonstrated meaningful use of certified electronic health record technology during the period and, if applicable, the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available. In addition HCIT incentive payments previously recognized as income are subject to audit and potential recoupment if it is determined that we did not meet the applicable meaningful use standards required in connection with such incentive payments.

During the three months ended March 31, 2013 and 2012, we recognized benefits in our consolidated statements of income of approximately $4.0 million and $4.6 million, respectively, related to the HCIT Programs. Included in our condensed consolidated balance sheets at March 31, 2013 and December 31, 2012 were receivables under the HCIT Programs of $9.6 million and $11.7 million, respectively. The corresponding deferred incentive payment liabilities were $19.0 million and $19.2 million at March 31, 2013 and December 31, 2012, respectively. See Note 2 for information relating to the restatement of these amounts.

4. Long-Term Debt and Capital Lease Obligations

The following discussion of our long-term debt and capital lease obligations should be read in conjunction with Notes 3 and 4 to the audited consolidated financial statements included in our 2012 Form 10-K. The table below summarizes our long-term debt and capital lease obligations by major component (in thousands).

	March 31, 2013	December 31, 2012
Bank borrowings:
Revolving credit facilities	$—	$—
Term Loan A (as defined below)	646,750	670,625
Term Loan B (as defined below), net of discounts	1,350,252	1,374,318
7.375% Senior Notes due 2020	875,000	875,000
6.125% Senior Notes due 2016, net of discounts	398,877	398,785
3.75% Convertible Senior Subordinated Notes due 2028, net of discounts	86,545	85,522
Installment notes and other long-term debt	13,482	13,988
Capital lease obligations	146,382	148,377

Long-term debt and capital lease obligations	3,517,288	3,566,615
Less current maturities	(99,093)	(126,262)

Long-term debt and capital lease obligations, less current maturities	$3,418,195	$3,440,353

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Long-Term Debt and Capital Lease Obligations (continued)

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

The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the three months ended March 31, 2013, there were borrowings of $71.4 million under the Revolving Credit Agreement, all of which were repaid prior to March 31, 2013. There were no such borrowings for the three months ended March 31, 2012. On April 1, 2013, we borrowed $210.0 million under the Revolving Credit Agreement to fund the entire purchase price of an acquisition that we completed on that date (see Note 12 for information about such acquisition). As of May 1, 2013, the amount available for borrowing under the Revolving Credit Agreement was approximately $268.6 million, which reflected the then outstanding balance of $178.5 million thereunder and $52.9 million of standby letters of credit in favor of third parties. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.8% and 3.0% on March 31, 2013 and May 1, 2013, respectively.

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

See Note 6 for information regarding the estimated fair values of our long-term debt instruments. Additionally, see Note 13 for summarized financial information in respect of our subsidiaries that provide joint and severable guarantees of payment for certain of our long-term debt obligations.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Earnings Per Share and Related Other (continued)

	Three Months Ended March 31,
	2013	2012
Numerators:
Income from continuing operations	$28,353	$46,110
Income attributable to noncontrolling interests	(4,665)	(6,906)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	23,688	39,204

Loss from discontinued operations attributable to Health Management Associates, Inc. common stockholders	—	(1,395)

Net income attributable to Health Management Associates, Inc. common stockholders	$23,688	$37,809

Denominators:
Denominator for basic earnings per share-weighted average number of outstanding common shares	256,152	253,316
Dilutive securities: stock-based compensation arrangements	4,398	2,383

Denominator for diluted earnings per share	260,550	255,699

Earnings per share:
Basic
Continuing operations	$0.09	$0.15
Discontinued operations	—	—

Net income	$0.09	$0.15

Diluted
Continuing operations	$0.09	$0.15
Discontinued operations	—	—

Net income	$0.09	$0.15

Securities excluded from diluted earnings per share because they were antidilutive or performance conditions were not met:
Stock options	2,225	4,586

Deferred stock and restricted stock	525	967

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

The estimated fair value of our interest rate swap contract, which is discussed at Note 3(a) to the audited consolidated financial statements included in our 2012 Form 10-K, was determined using a model that considers various inputs and assumptions, including LIBOR swap rates, cash flow activity, forward yield curves and other relevant economic measures, all of which are observable market inputs that are classified under Level 2 of the fair value hierarchy. The model also incorporates valuation adjustments for credit risk. The table below summarizes our balance sheet classification of the estimated fair values of our interest rate swap contract liabilities (in thousands).

	March 31, 2013	December 31, 2012
Accrued expenses and other liabilities	$71,785	$84,277
Other long-term liabilities	—	8,768

Totals	$71,785	$93,045

Cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other liabilities are reflected in the condensed consolidated balance sheets at their estimated fair values primarily due to their short-term nature.

The estimated fair values of our long-term debt instruments, which are discussed at Note 4, are determined by reference to quoted market prices and/or bid and ask prices in the relevant market. The following table summarizes the estimated fair values of our debt securities (in thousands) and indicates their corresponding level within the fair value hierarchy.

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

7.	Acquisitions, Joint Ventures and Other Activity

Acquisition Activity. The acquisitions described below were in furtherance of the part of our business strategy that calls for the acquisition of hospitals and other ancillary health care businesses in non-urban communities. Additionally, see Note 12 for discussion of an acquisition that we completed subsequent to March 31, 2013. Our acquisitions are typically financed using a combination of available cash balances, proceeds from sales of available-for-sale securities, borrowings under revolving credit agreements and other long-term financing arrangements. The operating results of entities that are acquired by our subsidiaries are included in our consolidated financial statements from the date of acquisition.

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

Other. Our acquisitions are accounted for using the purchase method of accounting. We use estimated exit price fair values as of the date of acquisition to (i) allocate the related purchase price to the assets acquired and liabilities assumed and (ii) record noncontrolling interests. We use a variety of techniques to estimate exit price fair values, including, but not limited to, valuation methodologies that derive fair values using a market approach based on comparable transactions and an approach based on depreciated replacement cost. We recorded incremental goodwill during each of the three months ended March 31, 2013 and 2012 because the final negotiated purchase price in certain of our completed acquisitions exceeded the fair value of the net tangible and intangible assets acquired. Most of the goodwill that was added during those periods is expected to be tax deductible.

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

Net revenue before the provision for doubtful accounts	$4,334
Provision for doubtful accounts	(549)

Net revenue	3,785

Salaries and benefits	2,174
Depreciation and amortization	1,373
Other operating expenses	2,516

6,063

Loss before income taxes	(2,278)
Income tax benefit	883

Loss from discontinued operations	$(1,395)

9.	Income Taxes

Our effective income tax rates were approximately 30.5% and 34.0% during the three months ended March 31, 2013 and 2012, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 390 basis points and 370 basis points during the three months ended March 31, 2013 and 2012, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Income Taxes (continued)

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

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income
	2013	2012
Available-for-sale securities	$(1,427)	$264	Other
Income tax expense	499	(92)	Provision for income taxes

Available-for-sale securities, net reclassification	$(928)	$172	Consolidated net income

Interest rate swap contract	$18,356	$20,453	Interest expense
Income tax expense	(7,125)	(7,940)	Provision for income taxes

Interest rate swap contract, net reclassification	$11,231	$12,513	Consolidated net income

Prior to a debt restructuring that we completed on November 18, 2011, which is discussed at Note 4 herein and at Note 3 to the audited consolidated financial statements included in our 2012 Form 10-K, our interest rate swap contract had been a perfectly effective cash flow hedge instrument that was used to manage the risk of variable interest rate fluctuation on certain long-term debt. Changes in the estimated fair value of our interest rate swap contract were previously recognized as a

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

clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiff’s motion for relief from judgment and for leave to amend the complaing for the fourth time. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

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

12.	Subsequent Event

On April 1, 2013, one of our subsidiaries acquired an 80% interest in Bayfront Health System, which includes Bayfront Medical Center, a tertiary and teaching hospital in St. Petersburg, Florida that is licensed to operate 480 beds, and certain related health care operations. A not-for-profit organization affiliated with Bayfront Health System, Bayfront Health, Education and Research Organization, retained a 20% interest in such entities. The total purchase price for our 80% interest was approximately $162.0 million in cash, plus a working capital adjustment. The acquired assets and assumed liabilities included, among other things, supply inventories, property, plant and equipment and certain long-term lease obligations. We funded the entire purchase price of this acquisition with borrowings under the Revolving Credit Agreement, which is discussed at Note 4.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc. (referred to as the “Parent Issuer” for the remainder of this Note 13) is the primary obligor under the Credit Facilities, as well as our 6.125% Senior Notes due 2016 and our 7.375% Senior Notes due 2020. Certain of the Parent Issuer’s material domestic subsidiaries that are 100% owned (the “Guarantor Subsidiaries”) provide joint and several unconditional guarantees as to payment for borrowings under such long-term debt arrangements; however, other Parent Issuer subsidiaries (the “Non-Guarantor Subsidiaries”) have not been required to provide any such guarantees. See Note 4 herein and Note 3 to the audited consolidated financial statements included in our 2012 Form 10-K for further information regarding our long-term debt arrangements. Below and on the pages that follow are schedules presenting condensed consolidating financial statements as of March 31, 2013 and December 31, 2012, as well as the three months ended March 31, 2013 and 2012. However, this financial information may not necessarily be indicative of the results of operations, cash flows or financial position of the Parent Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries if they had operated as independent entities. The tables have been updated to reflect the restatement as described in Note 2.

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue before the provision for doubtful accounts	$—	$1,059,479	$664,549	$—	$1,724,028
Provision for doubtful accounts	—	(144,557)	(91,642)	—	(236,199)

Net revenue	—	914,922	572,907	—	1,487,829

Salaries and benefits	—	337,499	348,179	—	685,678
Supplies	—	162,788	72,980	—	235,768
Rent expense	—	21,267	20,814	—	42,081
Other operating expenses	—	182,697	141,393	—	324,090
Medicare and Medicaid HCIT incentive payments	—	(3,035)	(947)	—	(3,982)
Equity in the earnings of consolidated subsidiaries	(72,591)	—	—	72,591	—
Depreciation and amortization	6,611	54,971	32,244	—	93,826
Interest expense	67,239	2,713	1,539	—	71,491
Other	683	(101)	(2,473)	—	(1,891)

	1,942	758,799	613,729	72,591	1,447,061

Income from continuing operations before income taxes	(1,942)	156,123	(40,822)	(72,591)	40,768
Income tax (expense) benefit	25,630	(53,687)	15,642	—	(12,415)

Income from continuing operations	23,688	102,436	(25,180)	(72,591)	28,353
Loss from discontinued operations, net of income taxes	—	—	—	—	—

Consolidated net income	23,688	102,436	(25,180)	(72,591)	28,353
Net income attributable to noncontrolling interests	—	—	(4,665)	—	(4,665)

Net income (loss) attributable to Health Management Associates, Inc.	$23,688	$102,436	$(29,845)	$(72,591)	$23,688

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Consolidated net income	$23,688	$102,436	$(25,180)	$(72,591)	$28,353
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	—	—	4,120	—	4,120
Adjustments for net (gains) losses reclassified into net income	—	—	(1,427)	—	(1,427)
Interest rate swap contract:
Reclassification adjustments for amortization into net income	18,356	—	—	—	18,356

Other comprehensive income before income taxes	18,356	—	2,693	—	21,049
Income tax expense related to items of other comprehensive income	(7,125)	—	(945)	—	(8,070)

Other comprehensive income, net	11,231	—	1,748	—	12,979

Total consolidated comprehensive income	34,919	102,436	(23,432)	(72,591)	41,332
Total comprehensive income attributable to noncontrolling interests	—	—	(4,665)	—	(4,665)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$34,919	$102,436	$(28,097)	$(72,591)	$36,667

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue before the provision for doubtful accounts	$—	$1,037,631	$647,637	$—	$1,685,268
Provision for doubtful accounts	—	(124,545)	(76,716)	—	(201,261)

Net revenue	—	913,086	570,921	—	1,484,007

Salaries and benefits	—	343,552	314,685	—	658,237
Supplies	—	161,453	72,990	—	234,443
Rent expense	—	23,855	21,095	—	44,950
Other operating expenses	—	183,206	128,995	—	312,201
Medicare and Medicaid HCIT incentive payments	—	(2,430)	(2,160)	—	(4,590)
Equity in the earnings of consolidated subsidiaries	(92,423)	—	—	92,423	—
Depreciation and amortization	2,695	47,072	28,580	—	78,347
Interest expense	85,281	2,087	1,497	—	88,865
Other	(202)	(38)	1,880	—	1,640

	(4,649)	758,757	567,562	92,423	1,414,093

Income from continuing operations before income taxes	4,649	154,329	3,359	(92,423)	69,914
Income tax (expense) benefit	33,160	(58,268)	1,304	—	(23,804)

Income from continuing operations	37,809	96,061	4,663	(92,423)	46,110
Loss from discontinued operations, net of income taxes	—	—	(1,395)	—	(1,395)

Consolidated net income	37,809	96,061	3,268	(92,423)	44,715
Net income attributable to noncontrolling interests	—	(95)	(6,811)	—	(6,906)

Net income (loss) attributable to Health Management Associates, Inc.	$37,809	$95,966	$(3,543)	$(92,423)	$37,809

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Consolidated net income	$37,809	$96,061	$3,268	$(92,423)	$44,715
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	—	—	5,119	—	5,119
Adjustments for net (gains) losses reclassified into net income	—	—	264	—	264
Interest rate swap contract:
Reclassification adjustments for amortization into net income	20,453	—	—	—	20,453

Other comprehensive income before income taxes	20,453	—	5,383	—	25,836
Income tax expense related to items of other comprehensive income	(7,940)	—	(1,884)	—	(9,824)

Other comprehensive income, net	12,513	—	3,499	—	16,012

Total consolidated comprehensive income	50,322	96,061	6,767	(92,423)	60,727
Total comprehensive income attributable to noncontrolling interests	—	(95)	(6,811)	—	(6,906)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$50,322	$95,966	$(44)	$(92,423)	$53,821

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.
Condensed Consolidating Balance Sheet
March 31, 2013
(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$19,932	$9,275	$8,151	$—	$37,358
Available-for-sale securities	—	—	52,207	—	52,207
Accounts receivable, net	—	617,658	373,369	—	991,027
Supplies, prepaid expenses and other assets	5,311	136,294	79,900	—	221,505
Prepaid and recoverable income taxes	64,498	—	—	—	64,498
Restricted funds	—	—	25,109	—	25,109
Assets held for sale	—	—	6,250	—	6,250

Total current assets	89,741	763,227	544,986	—	1,397,954
Property, plant and equipment, net	120,506	2,308,208	1,028,304	—	3,457,018
Investments in consolidated subsidiaries	3,789,842	—	—	(3,789,842)	—
Restricted funds	—	—	126,581	—	126,581
Intercompany receivables	834,139	118,702	—	(952,841)	—
Goodwill	—	654,500	371,323	—	1,025,823
Deferred charges and other assets	80,788	111,389	110,046	—	302,223

Total assets	$4,915,016	$3,956,026	$2,181,240	$(4,742,683)	$6,309,599

Current liabilities:
Accounts payable	$16,639	$101,412	$51,662	$—	$169,713
Accrued expenses and other current liabilities	101,266	229,992	225,516	—	556,774
Deferred income taxes	27,086	—	—	—	27,086
Current maturities of long-term debt and capital lease obligations	72,907	20,902	5,284	—	99,093

Total current liabilities	217,898	352,306	282,462	—	852,666
Deferred income taxes	324,157	—	—	—	324,157
Long-term debt and capital lease obligations, less current maturities	3,284,518	83,470	50,207	—	3,418,195
Intercompany payables	—	—	952,841	(952,841)	—
Other long-term liabilities	61,214	95,292	311,352	—	467,858

Total liabilities	3,887,787	531,068	1,596,862	(952,841)	5,062,876

Redeemable equity securities	—	—	212,208	—	212,208
Stockholders’ equity:
Total Health Management Associates, Inc. stockholders’ equity	1,027,229	3,424,958	364,884	(3,789,842)	1,027,229
Noncontrolling interests	—	—	7,286	—	7,286

Total stockholders’ equity	1,027,229	3,424,958	372,170	(3,789,842)	1,034,515

Total liabilities and stockholders’ equity	$4,915,016	$3,956,026	$2,181,240	$(4,742,683)	$6,309,599

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

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

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) continuing operating activities	$(74,921)	$105,608	$(11,446)	$19,241

Cash flows from investing activities:
Additions to property, plant and equipment	(9,360)	(32,910)	(18,770)	(61,040)
Acquisitions of hospitals and other ancillary health care businesses	—	—	(1,525)	(1,525)
Proceeds from sales of assets and insurance recoveries	—	321	251	572
Purchases of available-for-sale securities	(405,916)	—	(10,860)	(416,776)
Proceeds from sales of available-for-sale securities	472,063	—	15,564	487,627
Decrease in restricted funds, net	—	—	3,253	3,253

Net cash provided by (used in) continuing investing activities	56,787	(32,589)	(12,087)	12,111

Cash flows from financing activities:
Proceeds from long-term debt borrowings	71,400	—	—	71,400
Principal payments on debt and capital lease obligations	(120,182)	(4,971)	(1,175)	(126,328)
Payments of debt issuance costs	(1,588)	—	—	(1,588)
Proceeds from exercises of stock options	13,197	—	—	13,197
Cash payments to noncontrolling shareholders	—	—	(14,236)	(14,236)
Changes in intercompany balances, net	47,637	(83,596)	35,959	—
Equity compensation excess income tax benefits	4,388	—	—	4,388

Net cash provided by (used in) continuing financing activities	14,852	(88,567)	20,548	(53,167)

Net increase (decrease) in cash and cash equivalents	(3,282)	(15,548)	(2,985)	(21,815)
Cash and cash equivalents at the beginning of the period	23,214	24,823	11,136	59,173

Cash and cash equivalents at the end of the period	$19,932	$9,275	$8,151	$37,358

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) continuing operating activities	$(9,025)	$87,285	$(16,200)	$62,060

Cash flows from investing activities:
Additions to property, plant and equipment	(13,169)	(52,593)	(15,028)	(80,790)
Acquisitions of hospitals and other ancillary health care businesses	—	(800)	(80,817)	(81,617)
Proceeds from sales of assets and insurance recoveries	—	—	808	808
Purchases of available-for-sale securities	(431,273)	—	(8,428)	(439,701)
Proceeds from sales of available-for-sale securities	512,969	—	8,217	521,186
Decrease in restricted funds, net	—	—	782	782

Net cash provided by (used in) continuing investing activities	68,527	(53,393)	(94,466)	(79,332)

Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(17,236)	(2,498)	(1,065)	(20,799)
Cash received from noncontrolling shareholders	—	—	1,786	1,786
Cash payments to noncontrolling shareholders	—	(1,127)	(16,759)	(17,886)
Changes in intercompany balances, net	(87,354)	(45,154)	132,508	—
Equity compensation excess income tax benefits	1,400	—	—	1,400

Net cash provided by (used in) continuing financing activities	(103,190)	(48,779)	116,470	(35,499)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(43,688)	(14,887)	5,804	(52,771)
Net cash used in discontinued operations	—	—	(2,976)	(2,976)

Net increase (decrease) in cash and cash equivalents	(43,688)	(14,887)	2,828	(55,747)
Cash and cash equivalents at the beginning of the period	28,611	44,541	(9,009)	64,143

Cash and cash equivalents at the end of the period	$(15,077)	$29,654	$(6,181)	$8,396

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement and Revision of Previously Reported Consolidated Financial Information

This Item 2 has been amended and restated to give effect to the restatement of our consolidated financial statements for the quarterly periods ended March 31, 2013 and 2012 due to an accounting error in the Company’s application of the requirements for certifying its electronic health record (“EHR”) technology under various Medicare and Medicaid incentive programs and correct certain unrelated immaterial errors. See Note 2 to the consolidated financial statements in Item 1 of this report for additional information.

Results of Operations

Overview

As of March 31, 2013, Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operated 70 hospitals with a total of 10,585 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. See Note 12 to the Interim Condensed Consolidated Financial Statements in Item 1 for information about an acquisition that we completed subsequent to March 31, 2013. The operating results of hospitals and other ancillary health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

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

Income from continuing operations before income taxes was $40.8 million during the quarter ended March 31, 2013, a decrease of 41.7% from $69.9 million for the same period in the prior year’s first quarter. A decrease in same three month hospital inpatient admissions of 8.8% substantially impacted our income from continuing operations before income taxes. We believe that a significant portion of the inpatient admission decrease in the first quarter was attributable to a decrease in uninsured inpatient volumes and a substantial increase in observation stays, in each case compared to the prior year’s first quarter. Observation stays for the quarter ended March 31, 2013, which are reimbursed at significantly lower amounts than inpatient admissions, increased approximately 14.1%, and observation stays greater than 48 hours increased by more than 50.0%, in each case compared to the prior year’s first quarter. The primary contributor to the increase in observation stays was an increase in Medicare/Medicaid advantage business as compared to traditional Medicare business during the quarter ended March 31, 2013.

During the three months ended March 31, 2013 we experienced growth in our net revenue before the provision for doubtful accounts over the three months ended March 31, 2012 of approximately 2.3%. Such growth principally resulted from our acquisition of an 80% interest in each of five Oklahoma-based general acute care hospitals with a total of 218 licensed beds and certain related health care operations (collectively, the “Integris Hospitals”) in April 2012 and improvements in reimbursement rates that resulted primarily from renegotiated agreements with certain commercial health insurance providers. Items that adversely affected our operations and profitability during the first quarter of 2013 included (i) declines in admissions, as discussed above, adjusted admissions and surgery volume resulting primarily from increased efforts by managed care/commercial payors to reduce inpatient utilization, as well as the ongoing impact of recovery audit contractor (“RAC”) audits and governmental investigations impacting physician practice patterns; (ii) increases in the provision for doubtful accounts; and (iii) certain increased operating costs associated with seasonal contracts and regionalization efforts.

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

Critical Accounting Policies and Estimates Update

General. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider a critical accounting policy to be one that requires us to make significant judgments and estimates when we prepare our consolidated financial statements. Such critical accounting policies and estimates, which are more fully described in Note 4 to the Interim Condensed Consolidated Financial Stetments included in Item 1 of this report and in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, include (i) revenue; (ii) the provision for doubtful accounts; (iii) impairments of long-lived assets and goodwill; (iv) income taxes; (v) professional liability risks and other self-insured programs; and (vi) loss contingencies. There were no material changes to our critical accounting policies and estimates in 2013.

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

	Three Months Ended March 31,
	2013		2012
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)
	(restated)		(restated)
Net revenue before the provision for doubtful accounts	$1,724,028		$1,685,268
Provision for doubtful accounts	(236,199)		(201,261)

Net revenue	1,487,829	100.0%	1,484,007	100.0%

Salaries and benefits	685,678	46.1	658,237	44.4
Supplies	235,768	15.8	234,443	15.8
Rent expense	42,081	2.9	44,950	3.0
Other operating expenses	324,090	21.8	312,201	21.0
Medicare and Medicaid HCIT incentive payments	(3,982)	(0.3)	(4,590)	(0.3)
Depreciation and amortization	93,826	6.3	78,347	5.3
Interest expense	71,491	4.8	88,865	6.0
Other	(1,891)	(0.1)	1,640	0.1

	1,447,061	97.3	1,414,093	95.3

Income from continuing operations before income taxes	40,768	2.7	69,914	4.7
Provision for income taxes	(12,415)	(0.8)	(23,804)	(1.6)

Income from continuing operations	$28,353	1.9%	$46,110	3.1%

	Three Months Ended March 31,				Percent Change
	2013	2012	Change
Same Three Month Hospitals*
Occupancy	42.1%	44.7%	(260)	bps**	n/a
Patient days	375,917	401,105	(25,188)		(6.3)%
Admissions	85,182	93,378	(8,196)		(8.8)%
Adjusted admissions †	167,575	177,815	(10,240)		(5.8)%
Emergency room visits	432,264	428,184	4,080		1.0%
Surgeries	94,571	100,206	(5,635)		(5.6)%
Outpatient revenue percent ¿	55.6%	53.1%	250	bps	n/a
Inpatient revenue percent ¿	44.4%	46.9%	(250)	bps	n/a

Total Hospitals
Occupancy	41.5%	44.7%	(320)	bps	n/a
Patient days	379,366	401,105	(21,739)		(5.4)%
Admissions	86,279	93,378	(7,099)		(7.6)%
Adjusted admissions †	170,209	177,815	(7,606)		(4.3)%
Emergency room visits	444,873	428,184	16,689		3.9%
Surgeries	95,596	100,206	(4,610)		(4.6)%
Outpatient revenue percent ¿	55.7%	53.1%	260	bps	n/a
Inpatient revenue percent ¿	44.3%	46.9%	(260)	bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume
¿	Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the quarter ended March 31, 2013 was approximately $1,724.0 million as compared to $1,685.3 million during the quarter ended March 31, 2012. This change represented an increase of $38.7 million, or 2.3%. Our same three month hospitals contributed $19.0 million, or 49.1%, of the increase in net revenue before the provision for doubtful accounts and such increase was primarily the result of improvements in reimbursement rates. This increase was partially offset by declines in hospital admissions and adjusted admissions. The remaining 2013 increase in our net revenue before the provision for doubtful accounts was due to our acquisition of the Integris Hospitals, which we completed in April 2012.

Our provision for doubtful accounts during the first quarter increased 180 basis points to 13.7% of net revenue before the provision for doubtful accounts as compared to 11.9% of net revenue before the provision for doubtful accounts during the prior year. This change was primarily due to an increase in revenue from uninsured self-pay patients and amounts considered to be patient responsibility including deductibles, co-payments and other amounts not covered by insurance.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue before the provision for doubtful accounts and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and divide the resulting total by the sum of our (a) net revenue before the provision for doubtful accounts, (b) uninsured self-pay patient discounts and (c) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the three months ended March 31, 2013 and 2012, our Uncompensated Patient Care Percentage was 28.4% and 26.1%, respectively. This 230 basis point increase during the current period primarily reflects increased outpatient self-pay volume, particularly in our emergency rooms, and greater uninsured self-pay patient revenue discounts.

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

Other operating expenses as a percent of net revenue increased from 21.0% during the first quarter of 2012 to 21.8% during the same period in 2013. This increase was primarily due to disproportionately higher costs at our recent acquisitions and certain support services at our hospitals that have been outsourced and/or contracted to third parties.

Depreciation and amortization increased approximately $15.5 million during comparable periods. This increase resulted from: (i) our recent acquisitions; (ii) depreciation associated with hospitals that were replaced in early 2013 and 2012; and (iii) an increase in capitalized equipment.

Interest expense decreased from approximately $88.9 million during the quarter ended March 31, 2012 to $71.5 million during the 2013 quarter. Such decrease was primarily due to non-cash interest expense of $17.7 million in the 2013 quarter attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that we recognized in our consolidated statement of income, as compared to $36.7 million of corresponding non-cash interest expense during the 2012 quarter. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our long-term debt arrangements and capital lease obligations.

Our effective income tax rates were approximately 30.5% and 34.0% during the three months ended March 31, 2013 and 2012, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 390 basis points and 370 basis points during 2013 and 2012, respectively. In addition, our 2013 provision for income taxes was favorably impacted by the satisfactory conclusion of certain state tax audits and examinations.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Additionally, at March 31, 2013 we had approximately $447.1 million of borrowing capacity under our $500.0 million long-term revolving credit facility available for general business purposes, including acquisitions. As discussed at Note 12 to the Interim Condensed Consolidated Financial Statements in Item 1, subsequent to March 31, 2013, we funded the entire purchase price of our acquisition of an 80% interest in a 480-bed Florida-based hospital and certain related health care operations (collectively, “Bayfront Health System”) with a net borrowing of approximately $162.0 million under our long-term revolving credit facility. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs.

The table below summarizes our recent cash flow activity (in thousands).

	Three Months Ended March 31,
	2013	2012
Sources (uses) of cash and cash equivalents:
Operating activities	$19,241	$62,060
Investing activities	12,111	(79,332)
Financing activities	(53,167)	(35,499)
Discontinued operations	—	(2,976)

Net decreases in cash and cash equivalents	$(21,815)	$(55,747)

Operating Activities

Our cash flows from continuing operating activities decreased approximately $42.8 million, or 69.0%, during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012. The decrease primarily related to (i) an overall decline in net income during 2013 as compared to 2012; (ii) higher collections of acquisition related receivables during the three months ended March 31, 2012 due to the receipt of tie-in notices in the period; (iii) an increase in our interest payments during 2013 when compared to 2012; and (iv) a net increase in our liabilities during 2012 as compared to 2013.

We believe that our cash flows from continuing operating activities may be adversely impacted through 2013 by delayed cash collections on accounts receivable at Bayfront Health System. However, our $500.0 million long-term revolving credit facility, which is described under “Capital Resources” below and Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1, is available to provide post-acquisition working capital, if necessary, while we await the necessary approvals for our Medicare and Medicaid provider numbers for Bayfront Health System and the ultimate collection of the related accounts receivable. We also believe that the professional and other costs of our ongoing government investigations, while difficult to predict, will continue and will vary throughout the duration of such investigations. We expect that those costs will be paid with our cash flows from continuing operating activities. See Note 11 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding such government investigations. Although subject to change due to a variety of factors beyond our control, we project that (i) during the twelve months ending March 31, 2014 we will pay approximately $71.8 million to the counterparties of our interest rate swap contract, which is discussed at Note 3(a) to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and (ii) we will receive additional reimbursement under the meaningful use measurement standard of the HCIT Programs ranging from $70 million to $80 million during the year ending December 31, 2013.

Investing Activities

Cash used in investing activities during 2013 included approximately $61.0 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a 250-bed hospital that opened on January 26, 2013 to replace the north campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri). Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $70.9 million from buying and selling such securities during 2013.

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

During the first quarter of 2012, we made principal payments on long-term debt and capital lease obligations of approximately $20.8 million. We also paid $17.9 million to noncontrolling shareholders for recurring distributions and purchases of their shares in certain of our subsidiaries. Partially offsetting these cash outlays were: (i) $1.4 million of excess income tax benefits from our stock-based compensation arrangements and (ii) $1.8 million that we received from noncontrolling shareholders to acquire minority equity interests in one of our existing joint ventures.

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

Throughout the Revolving Credit Agreement’s five-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the 2013 quarter, there were borrowings of $71.4 million thereunder. On April 1, 2013, we borrowed $210.0 million under the Revolving Credit Agreement to fund the acquisition of Bayfront Health System, which we completed on that date (see Note 12 to the Interim Condensed Consolidated Financial Statements in Item 1 for information about such acquisition). As of May 1, 2013, the amount available for borrowing under the Revolving Credit Agreement was approximately $268.6 million, which reflected the then outstanding balance of $178.5 million thereunder and $52.9 million of standby letters of credit in favor of third parties. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 3.0% on May 1, 2013.

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

Part of our strategic business plan calls for us to acquire hospitals and other ancillary health care businesses in non-urban communities that are aligned with our business model, available at a reasonable price and otherwise meet our strict acquisition criteria. We typically fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. Specifically, subsequent to March 31, 2013, we funded the entire purchase price of our acquisition of an 80% interest in a 480-bed Florida-based hospital and certain related health care operations with borrowings under the Revolving Credit Agreement. This acquisition is discussed at Note 12 to the Interim Condensed Consolidated Financial Statements in Item 1.

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

Contractual Obligations and Off-Balance Sheet Arrangements

During 2013, there were no material changes to the contractual obligation and off-balance sheet information presented in Item 7 of Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2012. However, see Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for a discussion of certain modifications to the Credit Facilities during 2013 that affect the determination of the variable interest rates thereunder.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q/A, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “could,” “plan,” “pending,” “designed,” “continue,” “should,” “project,” “estimate” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, debt structure, principal payments on debt, capital structure, the amount and timing of funds under the meaningful use measurement standard of various Healthcare Information Technology incentive programs, other financial items and operating statistics, statements regarding our plans and objectives for future operations, the impact of changes in observation stays, our ability to achieve operational efficiencies, factors we believe may have an impact on our deductibles and copays, acquisitions, acquisition financing, divestitures, joint ventures, market service development and other transactions, statements of future economic performance, statements regarding our legal proceedings and other loss contingencies (including, but not limited to, the timing and estimated costs of such matters), statements regarding market risk exposures, statements regarding our ability to achieve cost efficiencies and/or reductions, statements regarding the effects and/or interpretations of recently enacted or future health care laws and regulations, statements regarding the potential impact of healthcare exchanges, statements of the beliefs or assumptions underlying or relating to any of the foregoing statements, and statements that are other than statements of historical fact.

Forward-looking statements are based on our current plans and expectations and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by our forward-looking statements. Such factors include, among other things, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2012. Furthermore, we operate in a continually changing business and regulatory environment and new risk factors emerge from time to time. We cannot predict what these new risk factors may be, nor can we assess the impact, if any, of such new risk factors on our business or results of operations or the extent to which any factor or combination of factors may cause our actual results to differ materially from those expressed or implied by any of our forward-looking statements.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update our risk factors or to publicly announce updates to the forward-looking statements contained in this Quarterly Report on Form 10-Q/A to reflect new information, future events or other developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2013, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. However, see Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for a discussion of certain modifications to the Credit Facilities during the three months ended March 31, 2013 that affect the determination of the variable interest rates thereunder.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our President and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by our originally filed Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 to the consolidated financial statements included in Item 1 of this Amendment, management, under the supervision of our Interim President and Chief Executive Officer and our Senior Vice President and Interim Chief Financial Officer, re-evaluated the effectiveness of our internal control over financial reporting. Based on its reevaluation, management identified the following material weakness as of March 31, 2013: management failed to design and maintain a effective controls over the administration, oversight and accounting for the Company’s EHR enrollment process. Specifically, management did not design effective controls to properly apply the requirements for certifying its EHR technology under the HCIT programs and, as a result, certain of the hospitals it had enrolled in the programs did not meet the “meaningful use” criteria necessary to qualify for HCIT payments. Based on this evaluation, our Interim President and Chief Executive Officer and our Senior Vice President and Interim Chief Financial Officer concluded that, solely as a result of this material weakness, our disclosure controls and procedures were not effective at the reasonable assurance level.

The Company has corrected its accounting treatment for HCIT payments and is in the process of implementing new controls that management believes will remediate the material weakness in internal control over financial reporting described above. The Company has engaged Ober Kaler, a national law firm providing regulatory services to healthcare organizations, to assist in the oversight and provide independent validation of all processes related to HCIT certification and attestation. The Company will test the operating effectiveness of the new controls in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Medicare/Medicaid Billing Lawsuits. On January 11, 2010, Health Management and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which is similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the U.S. District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiff’s motion for relief from judgment and for leave to amend the complaing for the fourth time. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

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

Item 6. Exhibits.

See Index to Exhibits on page 49 of this Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: November 13, 2013	By:	/s/ Gary S. Bryant
Gary S. Bryant
Senior Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

*10.1	Certain executive officer compensation information, including stock-based compensation under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed on the Company’s Current Report on Form 8-K dated February 19, 2013, is incorporated herein by reference.

*10.2	Form of Deferred Stock Award and Cash Performance Award Notice for the year ending December 31, 2013 under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan (section 14(a) therein is not applicable for attorneys), previously filed and included as Exhibit 10.2 to the Original Form 10-Q and is incorporated herein by reference.

*10.3	Deferred Stock Award granted to Steven E. Clifton under the Health Management Associates, Inc. Amended and Restated 1996 Executive Incentive Compensation Plan, previously filed and included as Exhibit 10.3 to the Original Form 10-Q and is incorporated herein by reference.

*10.4	Offer of Employment letter to Steven Clifton, the Company’s Senior Vice President and General Counsel, dated as of July 17, 2012, previously filed and included as Exhibit 10.4 to the Original Form 10-Q and is incorporated herein by reference.

10.5	First Amendment to Credit Agreement, dated as of March 20, 2013, among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender, Letter of Credit Issuer and a Lender, and the other parties thereto, previously filed on the Company’s Current Report on Form 8-K dated March 20, 2013, is incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement