Form 10-Q/A
period 2013-06-30
HEALTH MANAGEMENT ASSOCIATES, INC
filed 2013-11-13
CIK 792985

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

Explanatory Note

Health Management Associates, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 and 2012 (the “Original Form 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2013 (the “Original Filing Date”) to restate and amend the Company’s previously issued consolidated financial statements and related financial information for the three and six month periods ended June 30, 2013 and 2012 included in its Original Form 10-Q to correct an error in the accounting treatment of approximately $31.0 million of incentive payments recognized as income by the Company between July 1, 2011 and June 30, 2013 pursuant to federal Medicare and various state Medicaid Healthcare Information Technology (“HCIT”) programs and other individually immaterial errors.

Except as described in this Explanatory Note and Effects of Restatement below, the financial statements and financial statement footnote disclosures in the Original Form 10-Q are unchanged. In particular, except for the events described under “Background,” and “Effects of Restatement” this Amendment has not been updated to reflect any events that have occurred after the Original Form 10-Q was filed or to modify or update disclosures affected by other subsequent events. Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Form 10-K filed with the SEC on February 27, 2013 and the Company’s subsequent filings with the SEC, together with any amendments to those filings.

Background

The Company participates in HCIT programs pursuant to which Medicare and Medicaid incentive payments are paid to eligible hospitals and physician practices that implement and achieve “meaningful use” of certified electronic health record (“EHR”) technology. In October 2013, based on the results of an internal review, the Company determined that it had made an error in applying the requirements for certifying its EHR technology under these programs and, as a result, that 11 of the hospitals it had enrolled in the HCIT programs did not meet the “meaningful use” criteria necessary to qualify for HCIT payments. The Company promptly notified the Centers for Medicare and Medicaid Services (“CMS”), the government agency responsible for administering federal HCIT programs, as well as the agencies that administer the various relevant state HCIT programs, of its determination.

On October 30, 2013, the Company withdrew the 11 hospitals from the HCIT programs and repaid the majority of the funds to CMS. The Company is in the process of repaying the balance of the funds to the relevant state programs. The Company expects to re-enroll the hospitals in the HCIT programs and may be able to recoup some portion of the amount repaid.

Effects of Restatement

This Amendment amends and restates the Original Form 10-Q to correct an error in accounting treatment of HCIT incentive payments as more fully described in Note 2 to the Consolidated Financial Statements and to reflect certain immaterial unrelated adjustments. Revisions to the Original Form 10-Q have been made to the Company’s Consolidated Financial Statements and related disclosures in Financial Statements for the three and six periods ended June 30, 2013 and 2012, and, where necessary, to the following other items to reflect the restatements:

•	Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4 - Controls and Procedures

Item 6 of this Amendment has been amended to include as exhibits currently dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

The adjustments to correct the error in accounting treatment of HCIT incentive payments and unrelated adjustments resulted in a decrease in income from continuing operations of $7.2 million and $1.5 million in the three months ended June 30, 2013 and 2012, respectively. The corresponding amounts for the six months ended June 30, 2013 and 2012 were decreases of $6.6 million and $1.4 million, respectively.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(restated)		(restated)

Net revenue before the provision for doubtful accounts	$1,699,767	$1,685,291	$3,423,795	$3,370,559
Provision for doubtful accounts	(238,060)	(214,563)	(474,259)	(415,824)

Net revenue	1,461,707	1,470,728	2,949,536	2,954,735

Salaries and benefits	671,998	645,933	1,357,676	1,304,170
Supplies	232,744	226,154	468,512	460,597
Rent expense	43,132	43,764	85,213	88,714
Other operating expenses	348,500	326,056	672,590	638,257
Medicare and Medicaid HCIT incentive payments	(17,610)	(1,061)	(21,592)	(5,651)
Change in control and other related expenses	9,140	—	9,140	—
Depreciation and amortization	96,418	85,665	190,244	164,012
Interest expense	70,114	75,268	141,605	164,133
Other	(1,841)	(1,022)	(3,732)	618

	1,452,595	1,400,757	2,899,656	2,814,850

Income from continuing operations before income taxes	9,112	69,971	49,880	139,885
Provision for income taxes	(4,298)	(23,339)	(16,713)	(47,143)

Income from continuing operations	4,814	46,632	33,167	92,742
Loss from discontinued operations, net of income taxes	—	(3,021)	—	(4,416)

Consolidated net income	4,814	43,611	33,167	88,326
Net income attributable to noncontrolling interests	(4,654)	(8,166)	(9,319)	(15,072)

Net income attributable to Health Management Associates, Inc.	$160	$35,445	$23,848	$73,254

Earnings per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$—	$0.15	$0.09	$0.31
Discontinued operations	—	(0.01)	—	(0.02)

Net income	$—	$0.14	$0.09	$0.29

Diluted
Continuing operations	$—	$0.15	$0.09	$0.30
Discontinued operations	—	(0.01)	—	(0.02)

Net income	$—	$0.14	$0.09	$0.28

Weighted average number of shares outstanding:
Basic	258,522	254,496	257,381	253,906

Diluted	262,620	256,030	261,629	255,864

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(restated)		(restated)

Consolidated net income	$4,814	$43,611	$33,167	$88,326
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	(4,519)	(535)	(399)	4,584
Adjustments for net (gains) losses reclassified into net income	(567)	(161)	(1,994)	103

Net activity attributable to available-for-sale securities	(5,086)	(696)	(2,393)	4,687
Interest rate swap contract:
Reclassification adjustments for amortization into net income	17,951	20,080	36,307	40,533

Other comprehensive income before income taxes	12,865	19,384	33,914	45,220
Income tax expense related to items of other comprehensive income	(5,188)	(7,553)	(13,258)	(17,377)

Other comprehensive income, net	7,677	11,831	20,656	27,843

Total consolidated comprehensive income	12,491	55,442	53,823	116,169
Total comprehensive income attributable to noncontrolling interests	(4,654)	(8,166)	(9,319)	(15,072)

Total comprehensive income attributable to Health Management Associates, Inc. common stockholders	$7,837	$47,276	$44,504	$101,097

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2013	December 31, 2012
	(restated)	(restated)
ASSETS

Current assets:
Cash and cash equivalents	$29,192	$59,173
Available-for-sale securities	56,722	121,106
Accounts receivable, less allowances for doubtful accounts of $671,087 and $670,729 at June 30, 2013 and December 31, 2012, respectively	974,823	957,918
Supplies, prepaid expenses and other assets	228,155	220,884
Prepaid and recoverable income taxes	72,755	60,438
Restricted funds	27,465	26,525
Assets held for sale	6,250	6,250

Total current assets	1,395,362	1,452,294

Property, plant and equipment	5,765,912	5,523,870
Accumulated depreciation and amortization	(2,168,690)	(2,057,980)

Net property, plant and equipment	3,597,222	3,465,890

Restricted funds	112,607	125,532
Goodwill	1,029,884	1,025,137
Deferred charges and other assets	412,189	317,501

Total assets	$6,547,264	$6,386,354

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$175,285	$211,387
Accrued expenses and other liabilities	526,936	609,732
Deferred income taxes	28,174	29,026
Current maturities of long-term debt and capital lease obligations	103,558	126,262

Total current liabilities	833,953	976,407

Deferred income taxes	337,054	301,237
Long-term debt and capital lease obligations, less current maturities	3,585,580	3,440,353
Other long-term liabilities	475,600	460,886

Total liabilities	5,232,187	5,178,883

Redeemable equity securities	252,719	212,458

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 260,168 shares and 256,394 shares issued at June 30, 2013 and December 31, 2012, respectively	2,602	2,564
Accumulated other comprehensive income (loss), net of income taxes	(21,285)	(41,940)
Additional paid-in capital	204,532	173,843
Retained earnings	867,786	843,938

Total Health Management Associates, Inc. stockholders’ equity	1,053,635	978,405
Noncontrolling interests	8,723	16,608

Total stockholders’ equity	1,062,358	995,013

Total liabilities and stockholders’ equity	$6,547,264	$6,386,354

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2013 and 2012

(in thousands)

(unaudited)

	Health Management Associates, Inc.
			Accumulated Other Comprehensive	Additional			Total
	Common Stock		Income (Loss),	Paid-in	Retained	Noncontrolling	Stockholders’
	Shares	Par Value	Net	Capital	Earnings	Interests	Equity
				(restated)	(restated)		(restated)

Balances at January 1, 2013	256,394	$2,564	$(41,940)	$173,843	$843,938	$16,608	$995,013
Net income	—	—	—	—	23,848	9,319	33,167
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	(1,558)	—	—	—	(1,558)
Interest rate swap contract amortization of expense into net income, net	—	—	22,213	—	—	—	22,213
Exercises of stock options and related tax matters	2,410	24	—	25,003	—	—	25,027
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	1,364	14	—	(8,755)	—	—	(8,741)
Stock-based compensation expense	—	—	—	14,441	—	—	14,441
Distributions to noncontrolling shareholders	—	—	—	—	—	(18,116)	(18,116)
Noncontrolling shareholder interests in an acquired business	—	—	—	—	—	912	912

Balances at June 30, 2013	260,168	$2,602	$(21,285)	$204,532	$867,786	$8,723	$1,062,358

	Health Management Associates, Inc.
			Accumulated Other Comprehensive	Additional			Total
	Common Stock		Income (Loss),	Paid-in	Retained	Noncontrolling	Stockholders’
	Shares	Par Value	Net	Capital	Earnings	Interests	Equity
				(restated)	(restated)		(restated)

Balances at January 1, 2012	254,156	$2,542	$(95,440)	$156,859	$693,991	$15,975	$773,927
Net income	—	—	—	—	73,254	15,072	88,326
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	3,045	—	—	—	3,045
Interest rate swap contract amortization of expense into net income, net	—	—	24,798	—	—	—	24,798
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	2,186	21	—	(7,001)	—	—	(6,980)
Stock-based compensation expense	—	—	—	13,204	—	—	13,204
Distributions to noncontrolling shareholders	—	—	—	—	—	(18,503)	(18,503)
Investment by a noncontrolling shareholder	—	—	—	—	—	1,805	1,805
Purchases of subsidiary shares from noncontrolling shareholders	—	—	—	(25)	—	(76)	(101)
Noncontrolling shareholder interests in an acquired business	—	—	—	—	—	17,136	17,136

Balances at June 30, 2012	256,342	$2,563	$(67,597)	$163,037	$767,245	$31,409	$896,657

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
	(restated)	(restated)
Cash flows from operating activities:
Consolidated net income	$33,167	$88,326
Adjustments to reconcile consolidated net income to net cash provided by continuing operating activities:
Depreciation and amortization	196,290	169,518
Amortization related to interest rate swap contract	36,307	40,533
Fair value adjustments related to interest rate swap contract	665	18,448
Provision for doubtful accounts	474,259	415,824
Stock-based compensation expense	14,441	13,204
(Gains) losses on sales of assets, net	(1,259)	2,191
Gains on sales of available-for-sale securities, net	(2,354)	(583)
Write-off of deferred debt issuance costs	584	—
Deferred income tax expense (benefit)	21,706	(23,491)
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(502,470)	(444,476)
Supplies, prepaid expenses and other current assets	(14,178)	50,624
Deferred charges and other long-term assets	(5,216)	18
Accounts payable, accrued expenses and other liabilities	(120,078)	(42,198)
Equity compensation excess income tax benefits	(4,402)	(1,407)
Loss from discontinued operations, net	—	4,416

Net cash provided by continuing operating activities	127,462	290,947

Cash flows from investing activities:
Additions to property, plant and equipment	(142,781)	(194,121)
Acquisitions of hospitals and other ancillary health care businesses	(172,900)	(66,673)
Purchases of available-for-sale securities	(454,468)	(901,735)
Proceeds from sales of available-for-sale securities	519,135	906,117
Other investing activities	15,066	976

Net cash used in continuing investing activities	(235,948)	(255,436)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	318,400	17,000
Principal payments on debt and capital lease obligations	(248,020)	(61,072)
Payments of debt issuance costs	(1,588)	—
Proceeds from exercises of stock options	25,026	—
Cash received from noncontrolling shareholders	—	3,591
Cash payments to noncontrolling shareholders	(19,715)	(23,281)
Equity compensation excess income tax benefits	4,402	1,407

Net cash provided by (used in) continuing financing activities	78,505	(62,355)

Net decrease in cash and cash equivalents before discontinued operations	(29,981)	(26,844)
Net decreases in cash and cash equivalents from discontinued operations:
Operating activities	—	(864)
Investing activities	—	(135)

Net decrease in cash and cash equivalents	(29,981)	(27,843)
Cash and cash equivalents at the beginning of the period	59,173	64,143

Cash and cash equivalents at the end of the period	$29,192	$36,300

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

On July 29, 2013, we entered into a definitive merger agreement with Community Health Systems, Inc. (“CHS”) pursuant to which, subject to the satisfaction of certain closing conditions, CHS will acquire us as described in more detail in Note 14.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 9.

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

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Based on the SEC’s guidance, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2012 Form 10-K/A.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements

We have restated our consolidated financial statements for the three and six month periods ended June 30, 2013 and 2012 due to an accounting error in our application of the requirements for certifying our electronic health record (“EHR”) technology under various Medicare and Medicaid HCIT programs. It was determined that 11 of our hospitals did not meet the “meaningful use” criteria necessary to qualify for HCIT incentive payments. We estimate that, between July 1, 2011 and June 30, 2013, we recognized as income HCIT incentive payments totaling approximately $31.0 million for the hospitals that did not meet the “meaningful use” criteria ($8.3 million, $7.3 million and $5.4 million related to 2011, 2012 and 2013, respectively). The impact of correcting the misstatement related to the HCIT payments for these 11 hospitals, as well as correction of unrelated immaterial errors, on our consolidated balance sheets and consolidated statements of income, comprehensive income and cash flows is as follows:

	Three Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Income and Comprehensive Income
Net revenue before the provision for doubtful accounts	$1,705,267	$(5,500)	$1,699,767
Provision for doubtful accounts	(240,926)	2,866	(238,060)

Net revenue	1,464,341	(2,634)	1,461,707

Salaries and benefits	681,138	(9,140)	671,998
Supplies	232,744	—	232,744
Rent expense	43,207	(75)	43,132
Other operating expenses	349,238	(738)	348,500
Medicare and Medicaid HCIT incentive programs	(23,228)	5,618	(17,610)
Change in control and other related expenses	—	9,140	9,140
Depreciation and amortization	96,464	(46)	96,418
Interest expense	69,934	180	70,114
Other	(1,841)	—	(1,841)

Income from continuing operations before income taxes	16,685	(7,573)	9,112
Provision for income taxes	(4,662)	364	(4,298)

Income from continuing operations	12,023	(7,209)	4,814
Loss from discontinued operations	—	—	—

Consolidated net income	12,023	(7,209)	4,814
Net income attributable to noncontrolling interests	(4,654)	—	(4,654)

Net income attributable to Health Management Associates, Inc.	$7,369	$(7,209)	$160

Comprehensive income	$19,700	$(7,209)	$12,491

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.03	$(0.03)	$—
Discontinued operations	—	—	—

Net income	$0.03	$(0.03)	$—

Diluted
Continuing operations	$0.03	$(0.03)	$—
Discontinued operations	—	—	—

Net income	$0.03	$(0.03)	$—

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements (continued)

	Three Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Income and Comprehensive Income
Net revenue before the provision for doubtful accounts	$1,686,541	$(1,250)	$1,685,291
Provision for doubtful accounts	(214,563)	—	(214,563)

Net revenue	1,471,978	(1,250)	1,470,728

Salaries and benefits	645,933	—	645,933
Supplies	226,154	—	226,154
Rent expense	43,839	(75)	43,764
Other operating expenses	325,635	421	326,056
Medicare and Medicaid HCIT incentive programs	(2,871)	1,810	(1,061)
Depreciation and amortization	85,712	(47)	85,665
Interest expense	75,166	102	75,268
Other	(1,022)	—	(1,022)

Income from continuing operations before income taxes	73,432	(3,461)	69,971
Provision for income taxes	(25,291)	1,952	(23,339)

Income from continuing operations	48,141	(1,509)	46,632
Loss from discontinued operations	(3,021)	—	(3,021)

Consolidated net income	45,120	(1,509)	43,611
Net income attributable to noncontrolling interests	(8,166)	—	(8,166)

Net income attributable to Health Management Associates, Inc.	$36,954	$(1,509)	$35,445

Comprehensive Income	$56,951	$(1,509)	$55,442

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.16	$(0.01)	$0.15
Discontinued operations	(0.02)	0.01	(0.01)

Net income	$0.14	$—	$0.14

Diluted
Continuing operations	$0.16	$(0.01)	$0.15
Discontinued operations	(0.02)	0.01	(0.01)

Net income	$0.14	$—	$0.14

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements (continued)

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Income and Comprehensive Income
Net revenue before the provision for doubtful accounts	$3,429,108	$(5,313)	$3,423,795
Provision for doubtful accounts	(481,805)	7,546	(474,259)

Net revenue	2,947,303	2,233	2,949,536

Salaries and benefits	1,365,329	(7,653)	1,357,676
Supplies	468,512	—	468,512
Rent expense	85,363	(150)	85,213
Other operating expenses	675,013	(2,423)	672,590
Medicare and Medicaid HCIT incentive programs	(27,054)	5,462	(21,592)
Change in control and other related expense	—	9,140	9,140
Depreciation and amortization	190,339	(95)	190,244
Interest expense	139,363	2,242	141,605
Other	(3,732)	—	(3,732)

Income from continuing operations before income taxes	54,170	(4,290)	49,880
Provision for income taxes	(14,380)	(2,333)	(16,713)

Income from continuing operations	39,790	(6,623)	33,167
Loss from discontinued operations	—	—	—

Consolidated net income	39,790	(6,623)	33,167
Net income attributable to noncontrolling interests	(9,319)	—	(9,319)

Net income attributable to Health Management Associates, Inc.	$30,471	$(6,623)	$23,848

Comprehensive income	$60,446	$(6,623)	$53,823

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.12	$(0.03)	$0.09
Discontinued operations	—	—	—

Net income	$0.12	$(0.03)	$0.09

Diluted
Continuing operations	$0.12	$(0.03)	$0.09
Discontinued operations	—	—	—

Net income	$0.12	$(0.03)	$0.09

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements (continued)

	Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Income and Comprehensive Income
Net revenue before the provision for doubtful accounts	$3,373,059	$(2,500)	$3,370,559
Provision for doubtful accounts	(415,824)	—	(415,824)

Net revenue	2,957,235	(2,500)	2,954,735

Salaries and benefits	1,305,017	(847)	1,304,170
Supplies	460,597	—	460,597
Rent expense	88,864	(150)	88,714
Other operating expenses	637,415	842	638,257
Medicare and Medicaid HCIT incentive programs	(7,461)	1,810	(5,651)
Depreciation and amortization	164,106	(94)	164,012
Interest expense	163,929	204	164,133
Other	618	—	618

Income from continuing operations before income taxes	144,150	(4,265)	139,885
Provision for income taxes	(50,018)	2,875	(47,143)

Income from continuing operations	94,132	(1,390)	92,742
Loss from discontinued operations	(4,416)	—	(4,416)

Consolidated net income	89,716	(1,390)	88,326
Net income attributable to noncontrolling interests	(15,072)	—	(15,072)

Net income attributable to Health Management Associates, Inc.	$74,644	$(1,390)	$73,254

Comprehensive Income	$117,559	$(1,390)	$116,169

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic
Continuing operations	$0.31	$—	$0.31
Discontinued operations	(0.02)	—	(0.02)

Net income	$0.29	$—	$0.29

Diluted			—
Continuing operations	$0.31	$(0.01)	$0.30
Discontinued operations	(0.02)	—	(0.02)

Net income	$0.29	$(0.01)	$0.28

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements (continued)

	June 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Accounts receivable, less allowances for doubtful accounts	$990,458	$(15,635)	$974,823
Prepaid and recoverable income taxes	74,385	(1,630)	72,755
Other current assets	347,784	—	347,784

Total current assets	1,412,627	(17,265)	1,395,362

Net property, plant and equipment	3,594,290	2,932	3,597,222
Goodwill	1,028,203	1,681	1,029,884
Other long-term assets	524,796	—	524,796

Total assets	$6,559,916	$(12,652)	$6,547,264

Accrued expenses and other liabilities	496,349	30,587	526,936
Deferred income taxes	46,918	(18,744)	28,174
Other current liabilities	278,637	206	278,843

Total current liabilities	821,904	12,049	833,953
Long-term debt and capital lease obligations, less current maturities	3,578,288	7,292	3,585,580
Other long-term liabilities	812,512	142	812,654
Redeemable equity securities	252,719	—	252,719
Total stockholders’ equity	1,094,493	(32,135)	1,062,358

Total liabilities and stockholders’ equity	$6,559,916	$(12,652)	$6,547,264

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements (continued)

	December 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Accounts receivable, less allowances for doubtful accounts	$976,872	$(18,954)	$957,918
Other current assets	494,376	—	494,376

Total current assets	1,471,248	(18,954)	1,452,294

Net property, plant and equipment	3,463,052	2,838	3,465,890
Goodwill	1,023,456	1,681	1,025,137
Other long-term assets	443,033	—	443,033

Total assets	$6,400,789	$(14,435)	$6,386,354

Accrued expenses and other liabilities	$469,055	$(5,242)	$463,813
Due to third party payors	26,470	25,172	51,642
Deferred income taxes	45,170	(16,144)	29,026
Other current liabilities	431,728	198	431,926

Total current liabilities	972,423	3,984	976,407
Long-term debt and capital lease obligations, less current maturities	3,433,260	7,093	3,440,353
Other long-term liabilities	762,123	—	762,123
Redeemable equity securities	212,458	—	212,458
Total stockholders’ equity	1,020,525	(25,512)	995,013

Total liabilities and stockholders’ equity	$6,400,789	$(14,435)	$6,386,354

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements (continued)

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows
Operating activities:
Consolidated net income	$39,790	$(6,623)	$33,167
Depreciation and amortization	196,385	(95)	196,290
Provision for doubtful accounts	481,805	(7,546)	474,259
Deferred tax expense	24,164	(2,458)	21,706
Accounts receivable	(506,697)	4,227	(502,470)
Supplies, prepaid expenses and other current assets	(15,808)	1,630	(14,178)
Accounts payable, accrued expenses and other liabilities	(130,736)	10,658	(120,078)
Other cash flows from operating activities	38,766	—	38,766

Net cash provided by continuing operating activities	127,669	(207)	127,462

Investing activities:
Additions to property, plant and equipment	(142,988)	207	(142,781)
Other cash flows from investing activities	(93,167)	—	(93,167)

Net cash used in continuing investing activities	(236,155)	207	(235,948)

Net cash provided by continuing financing activities	78,505	—	78,505

Net decrease in cash and cash equivalents	(29,981)	—	(29,981)
Cash and cash equivalents at the beginning of the year	59,173	—	59,173

Cash and cash equivalents at the end of the year	$29,192	$—	$29,192

	Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows
Operating activities:
Consolidated net income	$89,716	$(1,390)	$88,326
Depreciation and amortization	169,612	(94)	169,518
Deferred tax expense	(22,092)	(1,399)	(23,491)
Supplies, prepaid expenses and other current assets	51,258	(634)	50,624
Accounts receivable	(446,976)	2,500	(444,476)
Accounts payable, accrued expenses and other liabilities	(43,161)	963	(42,198)
Other cash flows from operating activities	492,644	—	492,644

Net cash provided by continuing operating activities	291,001	(54)	290,947

Investing activities:
Additions to property, plant and equipment	(194,175)	54	(194,121)
Other cash flows from investing activities	(61,315)	—	(61,315)

Net cash used in continuing investing activities	(255,490)	54	(255,436)

Net cash provided by continuing financing activities	(62,355)	—	(62,355)

Discontinued operations	(999)	—	(999)

Net decrease in cash and cash equivalents	(27,843)	—	(27,843)
Cash and cash equivalents at the beginning of the year	64,143	—	64,143

Cash and cash equivalents at the end of the year	$36,300	$—	$36,300

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

Net revenue before the provision for doubtful accounts, by major payor source, is summarized in the table below (dollars in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012

Medicare	$481,813	28.4%	$499,938	29.7%	$994,214	29.0%	$1,003,832	29.8%
Medicaid	169,009	9.9	147,027	8.7	346,459	10.1	327,316	9.7
Commercial insurance	836,629	49.2	799,582	47.4	1,656,922	48.4	1,616,733	48.0
Self-pay	185,784	10.9	190,496	11.3	357,331	10.5	353,931	10.5
Other	26,532	1.6	48,248	2.9	68,869	2.0	68,747	2.0

	$1,699,767	100.0%	$1,685,291	100.0%	$3,423,795	100.0%	$3,370,559	100.0%

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

At June 30, 2013 and December 31, 2012, our allowance for doubtful accounts for self-pay uninsured patient accounts was approximately 72.5% and 72.6%, respectively, of our total self-pay uninsured patient accounts receivable balance. The corresponding percentages for our allowance for doubtful accounts pertaining to accounts receivable from government payors, managed care health plans and other commercial payors were 5.2% and 6.3% at June 30, 2013 and December 31, 2012, respectively. Our write-offs of patient accounts receivable (most of which related to uninsured self-pay patients), net of recoveries, were approximately $249.7 million and $195.6 million during the three months ended June 30, 2013 and 2012, respectively. The corresponding amounts for the six months ended June 30, 2013 and 2012 were $473.9 million and $374.8 million, respectively. The year-over-year increase in patient accounts receivable write-offs was primarily due to increases in patient responsibility amounts.

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

Cost of Revenue. The presentation of costs and expenses in our consolidated statements of income does not differentiate between costs of revenue and other costs because substantially all such costs and expenses relate to providing health care services. Furthermore, we believe that the natural classification of expenses is the most meaningful presentation of our operations. Amounts that could be classified as general and administrative expenses, which include the costs of our home office as well as our regional service centers, were approximately $73.6 million and $63.6 million during the three months ended June 30, 2013 and 2012, respectively. The corresponding amounts for the six months ended June 30, 2013 and 2012 were $156.1 million and $129.8 million, respectively.

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

In addition HCIT incentive payments previously recognized as income are subject to audit and potential recoupment if it is determined that we did not meet the applicable meaningful use standards required in connection with such incentive payments. During the three months ended June 30, 2013 and 2012, we recognized benefits in our consolidated statements of income of approximately $17.6 million and $1.1 million, respectively, related to the HCIT Programs. The corresponding amounts for the six months ended June 30, 2013 and 2012 were $21.6 million and $5.7 million, respectively. Included in our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012 were receivables under the HCIT Programs of $9.4 million and $11.7 million, respectively. There were no deferred incentive payment liabilities at June 30, 2013 and $19.2 million at December 31, 2012. See Note 2 for information relating to the restatement of these amounts.

4.	Long-Term Debt and Capital Lease Obligations

The following discussion of our long-term debt and capital lease obligations should be read in conjunction with Notes 3 and 4 to the audited consolidated financial statements included in our 2012 Form 10-K. The table below summarizes our long-term debt and capital lease obligations by major component (in thousands).

	June 30, 2013	December 31, 2012
Bank borrowings:
Revolving credit facilities	$150,000	$—
Term Loan A (as defined below)	633,369	670,625
Term Loan B (as defined below), net of discounts	1,347,309	1,374,318
7.375% Senior Notes due 2020	875,000	875,000
6.125% Senior Notes due 2016, net of discounts	398,970	398,785
3.75% Convertible Senior Subordinated Notes due 2028, net of discounts	87,590	85,522
Installment notes and other long-term debt	12,963	13,988
Capital lease obligations	183,937	148,377

Long-term debt and capital lease obligations	3,689,138	3,566,615
Less current maturities	(103,558)	(126,262)

Long-term debt and capital lease obligations, less current maturities	$3,585,580	$3,440,353

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Long-Term Debt and Capital Lease Obligations (continued)

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

The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the six months ended June 30, 2013, we borrowed $318.4 million and repaid $168.4 million under the Revolving Credit Agreement to fund working capital and the entire purchase price of an acquisition that we completed on April 1, 2013 (see Note 8 for information about such acquisition). During the six months ended June 30, 2012, we borrowed and repaid $17.0 million. As of July 26, 2013, the amount available for borrowing under the Revolving Credit Agreement was approximately $297.1 million, which reflected the then outstanding balance of $150.0 million thereunder and $52.9 million of standby letters of credit in favor of third parties. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.7% on June 30, 2013 and remained unchanged as of July 26, 2013.

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

Other. Cash paid for interest on our long-term debt and capital lease obligations during the six months ended June 30, 2013 and 2012, including amounts that have been capitalized, was approximately $134.7 million and $114.3 million, respectively. We entered into capital leases and other similar arrangements for real property and equipment aggregating $12.7 million and $41.2 million during the six months ended June 30, 2013 and 2012, respectively. See Note 7 for information regarding the estimated fair values of our long-term debt instruments. Additionally, see Note 13 for summarized financial information in respect of our subsidiaries that provide joint and severable guarantees of payment for certain of our long-term debt obligations.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Shareholder Rights Plan (continued)

The Rights expire on upon the close of business on the earliest to occur of: (i) May 24, 2014, (ii) the date on which the Rights are redeemed or exchanged by us in accordance with the Rights Plan or (iii) the date of our 2014 annual meeting of stockholders if requisite stockholder approval of the Rights Plan is not obtained at such meeting.

6.	Earnings Per Share and Related Other

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerators:
Income from continuing operations	$4,814	$46,632	$33,167	$92,742
Income attributable to noncontrolling interests	(4,654)	(8,166)	(9,319)	(15,072)

Income from continuing operations attributable to Health Management Associates, Inc. common stockholders	160	38,466	23,848	77,670

Loss from discontinued operations attributable to Health Management Associates, Inc. common stockholders	—	(3,021)	—	(4,416)

Net income attributable to Health Management Associates, Inc. common stockholders	$160	$35,445	$23,848	$73,254

Denominators:
Denominator for basic earnings (loss) per share-weighted average number of outstanding common shares	258,522	254,496	257,381	253,906
Dilutive securities:
Stock-based compensation arrangements	3,595	1,534	3,996	1,958
Convertible notes	503	—	252	—

Denominator for diluted earnings (loss) per share	262,620	256,030	261,629	255,864

Earnings per share:
Basic
Continuing operations	$—	$0.15	$0.09	$0.31
Discontinued operations	—	(0.01)	—	(0.02)

Net income	$—	$0.14	$0.09	$0.29

Diluted
Continuing operations	$—	$0.15	$0.09	$0.30
Discontinued operations	—	(0.01)	—	(0.02)

Net income	$—	$0.14	$0.09	$0.28

Securities excluded from diluted earnings per share because they were antidilutive or performance conditions were not met:
Stock options	60	3,930	60	4,258

Deferred stock and restricted stock	1,061	3,682	768	2,325

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Fair Value Measurements, Available-For-Sale Securities and Restricted Fund (continued)

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

8.	Acquisitions, Joint Ventures and Other Activity

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

Upon the occurrence of certain events that are defined in the underlying operating agreements, some noncontrolling shareholders may require our affected subsidiary to purchase their minority equity holdings. Other than as disclosed in more detail in Note 14, we believe that it is not probable that the contingent rights of such noncontrolling shareholders will vest because there are no circumstances known to us that would trigger such equity repurchase obligations of our subsidiaries. Accordingly, insofar as the contingent rights are concerned, the carrying values of the related redeemable equity securities have not been adjusted since being initially recorded.

9.	Discontinued Operations and Assets Held for Sale

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Discontinued Operations and Assets Held for Sale (continued)

been separately presented as discontinued operations in the interim condensed consolidated financial statements. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value, less costs to sell. The estimates of fair value are based on recent sales of similar assets, market analyses, pending disposition transactions and market responses based on discussions with, and offers received from, potential buyers (i.e., Level 2 inputs under the GAAP fair value hierarchy described at Note 7).

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

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

Net revenue before the provision for doubtful accounts	$2,982	$7,316
Provision for doubtful accounts	(1,590)	(2,139)

Net revenue	1,392	5,177

Salaries and benefits	2,221	4,395
Depreciation and amortization	615	1,988
Other operating expenses	2,386	4,902
Loss on sales of assets	1,102	1,102

	6,324	12,387

Loss before income taxes	(4,932)	(7,210)
Income tax benefit	1,911	2,794

Loss from discontinued operations	$(3,021)	$(4,416)

10.	Income Taxes

Our effective income tax rates were approximately 33.5% and 33.4% during the six months ended June 30, 2013 and 2012, respectively and 47.2% and 33.7% during the three months ended June 30, 2013 and 2012, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 770 basis points and 410 points during the six months ended June 30, 2013 and 2012, respectively. The corresponding impact was 4,920 basis points and 440 basis points during the three months ended June 30, 2013 and 2012, respectively.

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

Prior to a debt restructuring that we completed on November 18, 2011, which is discussed at Note 3 to the audited consolidated financial statements included in our 2012 Form 10-K, our interest rate swap contract had been a perfectly effective cash flow hedge instrument that was used to manage the risk of variable interest rate fluctuation on certain long-term debt. Changes in the estimated fair value of our interest rate swap contract were previously recognized as a component of other comprehensive income (loss). Because of our debt restructuring, the interest rate swap contract is no longer an effective cash flow hedge instrument. Therefore, changes in its estimated fair value subsequent to our debt restructuring are no longer included in other comprehensive income (loss) but are recognized in our consolidated statements of income as a component of interest expense. Future amortization of the accumulated other comprehensive loss attributable to our interest rate swap contract is expected to approximate $42.1 million during the period from July 1, 2013 to the expiration of the interest rate swap contract in February 2014.

12.	Commitments and Contingencies

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Commitments and Contingencies (continued)

two years. We believe that the recorded liabilities for physician and physician group guarantees of $73.4 million and $89.7 million at June 30, 2013 and December 31, 2012, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

Medicare/Medicaid Billing Lawsuit. On January 11, 2010, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Note 12) and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which was similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the U.S. District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. The Government’s motion remains pending at this time. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. On July 10, 2013, the court denied plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Commitments and Contingencies (continued)

October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 11, 2013, the defendants were served with the second amended consolidated complaint, which asserts the same claims as the amended consolidated complaint. On May 3, 2013, the defendants moved to dismiss the second amended complaint for failure to state a claim and plead facts required by the Private Securities Litigation Reform Act. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.On January 22, 2013, a putative shareholder derivative action entitled The City of Haverhill Retirement System v. Dauten et al. (Case No. 8:13-cv-00213) was filed in the U.S. District Court for the Middle District of Florida, Tampa Division, purportedly on behalf of Health Management against its directors. Health Management was also named as a nominal defendant. The complaint alleges that, among other things, the defendants breached their fiduciary duties to Health Management and its stockholders by supposedly causing Health Management to undertake a scheme to defraud Medicare by improperly admitting certain emergency room patients as “inpatients” in violation of the False Claims Act and then issuing false and misleading public statements about Health Management’s financial outlook and compliance with laws and regulations. The complaint also alleges that the defendants breached their fiduciary duties by exposing Health Management to potentially significant civil and criminal penalties as a result of the aforementioned investigations by HHS-OIG and the DOJ as well as the stockholder class action and other ongoing litigation. The complaint seeks monetary damages from the defendants, other than Health Management. On February 8, 2013, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:13-cv-00092). On April 10, 2013 the plaintiffs filed an amended complaint which asserts the same claims as its prior complaint, but also names two of the Company’s executives as defendants. On May 15, 2013, the defendants moved to dismiss the amended complaint for threshold lack of derivative standing, for failure to make a demand on the Board, and for failure to state a claim. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

On July 23, 2013, an action entitled Town of Davie Police Officers’ Pension Plan v. Dauten et al. (C.A. No. 8742) was filed in the Court of Chancery of the State of Delaware. This action purportedly was brought as a class action on behalf of all of Health Management’s stockholders, as well as derivatively on behalf of Health Management against Health Management’s directors and Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and Deutsche Bank Securities, Inc. The complaint alleges, among other things, that our directors breached their fiduciary duties (i) by approving a credit agreement in 2011 that contains a change of control covenant which plaintiff contends will coerce shareholders into supporting the re-election of Health Management’s incumbent board of directors and (ii) by not approving Glenview Capital Management, LLC (“Glenview’s”) nominees for election to Health Management’s Board of Directors for purposes of seeking a waiver of the change of control covenant. The complaint further alleges that the Wells Fargo and Deutsche Bank defendants aided and abetted such breaches. The complaint seeks declaratory and injunctive relief, including (i) a declaration that our directors breached their fiduciary duties by entering into the credit agreement and (ii) an order permanently enjoining the board of directors from invoking or enforcing the change of control covenant in the credit agreement. Plaintiff also seeks unspecified damages from the directors and an award of attorneys’ fees and costs. We intend to defend this action.

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

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$988,245	$711,522	$—	$1,699,767
Provision for doubtful accounts	—	(137,489)	(100,571)	—	(238,060)

Net revenue	—	850,756	610,951	—	1,461,707

Salaries and benefits	—	316,772	355,226	—	671,998
Supplies	—	153,268	79,476	—	232,744
Rent expense	—	20,700	22,432	—	43,132
Other operating expenses	—	187,136	161,364	—	348,500
Medicare and Medicaid HCIT incentive payments	—	(6,869)	(10,741)	—	(17,610)
Change in control and other related expenses	—	—	9,140	—	9,140
Equity in the earnings of consolidated subsidiaries	(37,977)	—	—	37,977	—
Depreciation and amortization	7,031	54,536	34,851	—	96,418
Interest expense	65,768	2,717	1,629	—	70,114
Other	162	(422)	(1,581)	—	(1,841)

	34,984	727,838	651,796	37,977	1,452,595

Income (loss) from continuing operations before income taxes	(34,984)	122,918	(40,845)	(37,977)	9,112
Income tax (expense) benefit	35,144	(61,290)	21,848	—	(4,298)

Income (loss) from continuing operations	160	61,628	(18,997)	(37,977)	4,814
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Consolidated net income (loss)	160	61,628	(18,997)	(37,977)	4,814
Net income attributable to noncontrolling interests	—	—	(4,654)	—	(4,654)

Net income (loss) attributable to Health Management Associates, Inc.	$160	$61,628	$(23,651)	$(37,977)	$160

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$160	$61,628	$(18,997)	$(37,977)	$4,814
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	—	—	(4,519)	—	(4,519)
Adjustments for net (gains) losses reclassified into net income	—	—	(567)	—	(567)
Interest rate swap contract:
Reclassification adjustments for amortization into net income	17,951	—	—	—	17,951

Other comprehensive income before income taxes	17,951	—	(5,086)	—	12,865
Income tax expense related to items of other comprehensive income	(6,969)	—	1,781	—	(5,188)

Other comprehensive income (loss), net	10,982	—	(3,305)	—	7,677

Total consolidated comprehensive income (loss)	11,142	61,628	(22,302)	(37,977)	12,491
Total comprehensive income (loss) attributable to noncontrolling interests	—	—	(4,654)	—	(4,654)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$11,142	$61,628	$(26,956)	$(37,977)	$7,837

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$1,017,452	$667,839	$—	$1,685,291
Provision for doubtful accounts	—	(127,058)	(87,505)	—	(214,563)

Net revenue	—	890,394	580,334	—	1,470,728

Salaries and benefits	—	330,350	315,583	—	645,933
Supplies	—	155,440	70,714	—	226,154
Rent expense	—	22,258	21,506	—	43,764
Other operating expenses	—	186,566	139,490	—	326,056
Medicare and Medicaid HCIT incentive payments	—	(192)	(869)	—	(1,061)
Equity in the earnings of consolidated subsidiaries	(81,467)	—	—	81,467	—
Depreciation and amortization	2,982	52,339	30,344	—	85,665
Interest expense	71,167	2,586	1,515	—	75,268
Other	(205)	(124)	(693)	—	(1,022)

	(7,523)	749,223	577,590	81,467	1,400,757

Income from continuing operations before income taxes	7,523	141,171	2,744	(81,467)	69,971
Income tax (expense) benefit	27,922	(53,291)	2,030	—	(23,339)

Income from continuing operations	35,445	87,880	4,774	(81,467)	46,632
Loss from discontinued operations, net of income taxes	—	—	(3,021)	—	(3,021)

Consolidated net income	35,445	87,880	1,753	(81,467)	43,611
Net income attributable to noncontrolling interests	—	(46)	(8,120)	—	(8,166)

Net income (loss) attributable to Health Management Associates, Inc.	$35,445	$87,834	$(6,367)	$(81,467)	$35,445

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$35,445	$87,880	$1,753	$(81,467)	$43,611
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	67	—	(602)	—	(535)
Adjustments for net (gains) losses reclassified into net income	—	—	(161)	—	(161)
Interest rate swap contract:
Reclassification adjustments for amortization into net income	20,080	—	—	—	20,080

Other comprehensive income (loss) before income taxes	20,147	—	(763)	—	19,384
Income tax expense related to items of other comprehensive income	(7,821)	—	268	—	(7,553)

Other comprehensive income (loss), net	12,326	—	(495)	—	11,831

Total consolidated comprehensive income	47,771	87,880	1,258	(81,467)	55,442
Total comprehensive income attributable to noncontrolling interests	—	(46)	(8,120)	—	(8,166)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$47,771	$87,834	$(6,862)	$(81,467)	$47,276

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$2,047,724	$1,376,071	$—	$3,423,795
Provision for doubtful accounts	—	(282,046)	(192,213)	—	(474,259)

Net revenue	—	1,765,678	1,183,858	—	2,949,536

Salaries and benefits	—	654,271	703,405	—	1,357,676
Supplies	—	316,056	152,456	—	468,512
Rent expense	—	41,967	43,246	—	85,213
Other operating expenses	—	369,833	302,757	—	672,590
Medicare and Medicaid HCIT incentive payments	—	(9,904)	(11,688)	—	(21,592)
Change in control and other related expenses	—	—	9,140	—	9,140
Equity in the earnings of consolidated subsidiaries	(110,568)	—	—	110,568	—
Depreciation and amortization	13,642	109,507	67,095	—	190,244
Interest expense	133,007	5,430	3,168	—	141,605
Other	845	(523)	(4,054)	—	(3,732)

	36,926	1,486,637	1,265,525	110,568	2,899,656

Income (loss) from continuing operations before income taxes	(36,926)	279,041	(81,667)	(110,568)	49,880
Income tax (expense) benefit	60,774	(114,977)	37,490	—	(16,713)

Income (loss) from continuing operations	23,848	164,064	(44,177)	(110,568)	33,167
Loss from discontinued operations, net of income taxes	—	—	—	—	—

Consolidated net income (loss)	23,848	164,064	(44,177)	(110,568)	33,167
Net income attributable to noncontrolling interests	—	—	(9,319)	—	(9,319)

Net income (loss) attributable to Health Management Associates, Inc.	$23,848	$164,064	$(53,496)	$(110,568)	$23,848

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income (loss)	$23,848	$164,064	$(44,177)	$(110,568)	$33,167
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	—	—	(399)	—	(399)
Adjustments for net (gains) losses reclassified into net income	—	—	(1,994)	—	(1,994)
Interest rate swap contract:
Reclassification adjustments for amortization into net income	36,307	—	—	—	36,307

Other comprehensive income before income taxes	36,307	—	(2,393)	—	33,914
Income tax expense related to items of other comprehensive income	(14,094)	—	836	—	(13,258)

Other comprehensive income (loss), net	22,213	—	(1,557)	—	20,656

Total consolidated comprehensive income (loss)	46,061	164,064	(45,734)	(110,568)	53,823
Total comprehensive income attributable to noncontrolling interests	—	—	(9,319)	—	(9,319)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$46,061	$164,064	$(55,053)	$(110,568)	$44,504

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$2,055,083	$1,315,476	$—	$3,370,559
Provision for doubtful accounts	—	(251,603)	(164,221)	—	(415,824)

Net revenue	—	1,803,480	1,151,255	—	2,954,735

Salaries and benefits	—	673,902	630,268	—	1,304,170
Supplies	—	316,893	143,704	—	460,597
Rent expense	—	46,113	42,601	—	88,714
Other operating expenses	—	369,772	268,485	—	638,257
Medicare and Medicaid HCIT incentive payments	—	(2,622)	(3,029)	—	(5,651)
Equity in the earnings of consolidated subsidiaries	(173,890)	—	—	173,890	—
Depreciation and amortization	5,677	99,411	58,924	—	164,012
Interest expense	156,448	4,673	3,012	—	164,133
Other	(407)	(162)	1,187	—	618

	(12,172)	1,507,980	1,145,152	173,890	2,814,850

Income from continuing operations before income taxes	12,172	295,500	6,103	(173,890)	139,885
Income tax (expense) benefit	61,082	(111,559)	3,334	—	(47,143)

Income from continuing operations	73,254	183,941	9,437	(173,890)	92,742
Loss from discontinued operations, net of income taxes	—	—	(4,416)	—	(4,416)

Consolidated net income	73,254	183,941	5,021	(173,890)	88,326
Net income attributable to noncontrolling interests	—	(141)	(14,931)	—	(15,072)

Net income (loss) attributable to Health Management Associates, Inc.	$73,254	$183,800	$(9,910)	$(173,890)	$73,254

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$73,254	$183,941	$5,021	$(173,890)	$88,326
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	67	—	4,517	—	4,584
Adjustments for net (gains) losses reclassified into net income	—	—	103	—	103
Interest rate swap contract:
Reclassification adjustments for amortization into net income	40,533	—	—	—	40,533

Other comprehensive income before income taxes	40,600	—	4,620	—	45,220
Income tax expense related to items of other comprehensive income	(15,761)	—	(1,616)	—	(17,377)

Other comprehensive income, net	24,839	—	3,004	—	27,843

Total consolidated comprehensive income	98,093	183,941	8,025	(173,890)	116,169
Total comprehensive income attributable to noncontrolling interests	—	(141)	(14,931)	—	(15,072)

Total comprehensive income (loss) attributable to Health
Management Associates, Inc. common stockholders	$98,093	$183,800	$(6,906)	$(173,890)	$101,097

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

June 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$(17,128)	$41,593	$4,727	$—	$29,192
Available-for-sale securities	—	—	56,722	—	56,722
Accounts receivable, net	—	564,294	410,529	—	974,823
Supplies, prepaid expenses and other assets	4,741	134,785	88,629	—	228,155
Prepaid and recoverable income taxes	72,755	—	—	—	72,755
Restricted funds	—	—	27,465	—	27,465
Assets held for sale	—	—	6,250	—	6,250

Total current assets	60,368	740,672	594,322	—	1,395,362

Property, plant and equipment, net	147,634	2,297,048	1,152,540	—	3,597,222
Investments in consolidated subsidiaries	3,786,021	—	—	(3,786,021)	—
Restricted funds	—	—	112,607	—	112,607
Intercompany receivables	1,025,500	201,735	—	(1,227,235)	—
Goodwill	—	654,500	375,384	—	1,029,884
Deferred charges and other assets	81,456	107,501	223,232	—	412,189

Total assets	$5,100,979	$4,001,456	$2,458,085	$(5,013,256)	$6,547,264

Current liabilities:
Accounts payable	$17,658	$97,290	$60,337	$—	$175,285
Accrued expenses and other current liabilities	90,397	205,577	230,962	—	526,936
Deferred income taxes	28,174	—	—	—	28,174
Current maturities of long-term debt and capital lease obligations	76,567	20,921	6,070	—	103,558

Total current liabilities	212,796	323,788	297,369	—	833,953

Deferred income taxes	337,054	—	—	—	337,054
Long-term debt and capital lease obligations, less current maturities	3,415,690	84,178	85,712	—	3,585,580
Intercompany payables	16,972	—	1,210,263	(1,227,235)	—
Other long-term liabilities	64,832	93,476	317,292	—	475,600

Total liabilities	4,047,344	501,442	1,910,636	(1,227,235)	5,232,187

Redeemable equity securities	—	—	252,719	—	252,719

Stockholders’ equity:
Total Health Management Associates, Inc. stockholders’ equity	1,053,635	3,500,014	286,007	(3,786,021)	1,053,635
Noncontrolling interests	—	—	8,723	—	8,723

Total stockholders’ equity	1,053,635	3,500,014	294,730	(3,786,021)	1,062,358

Total liabilities and stockholders’ equity	$5,100,979	$4,001,456	$2,458,085	$(5,013,256)	$6,547,264

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

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

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$(84,286)	$236,659	$(24,911)	$127,462

Cash flows from investing activities:
Additions to property, plant and equipment	(43,436)	(58,335)	(41,010)	(142,781)
Acquisitions of hospitals and other ancillary health care businesses	—	—	(172,900)	(172,900)
Purchases of available-for-sale securities	(426,198)	—	(28,270)	(454,468)
Proceeds from sales of available-for-sale securities	491,654	—	27,481	519,135
Other investing activities	—	1,187	13,879	15,066

Net cash provided by (used in) continuing investing activities	22,020	(57,148)	(200,820)	(235,948)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	318,400	—	—	318,400
Principal payments on debt and capital lease obligations	(234,171)	(11,613)	(2,236)	(248,020)
Payments of debt issuance costs	(1,588)	—	—	(1,588)
Proceeds from exercises of stock options	25,026	—	—	25,026
Cash payments to noncontrolling shareholders	—	—	(19,715)	(19,715)
Changes in intercompany balances, net	(90,145)	(151,128)	241,273	—
Equity compensation excess income tax benefits	4,402	—	—	4,402

Net cash provided by (used in) continuing financing activities	21,924	(162,741)	219,322	78,505

Net increase (decrease) in cash and cash equivalents	(40,342)	16,770	(6,409)	(29,981)
Cash and cash equivalents at the beginning of the period	23,214	24,823	11,136	59,173

Cash and cash equivalents at the end of the period	$(17,128)	$41,593	$4,727	$29,192

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Supplemental Condensed Consolidating Financial Statements (continued)

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$(21,651)	$278,088	$34,510	$290,947

Cash flows from investing activities:
Additions to property, plant and equipment	(5,912)	(144,088)	(44,121)	(194,121)
Acquisitions of hospitals and other ancillary health care businesses	—	(800)	(65,873)	(66,673)
Purchases of available-for-sale securities	(876,728)	—	(25,007)	(901,735)
Proceeds from sales of available-for-sale securities	883,486	—	22,631	906,117
Other investing activities	—	—	976	976

Net cash provided by (used in) continuing investing activities	846	(144,888)	(111,394)	(255,436)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	17,000	—	—	17,000
Principal payments on debt and capital lease obligations	(51,474)	(7,246)	(2,352)	(61,072)
Cash received from noncontrolling shareholders	—	—	3,591	3,591
Cash payments to noncontrolling shareholders	—	(1,215)	(22,066)	(23,281)
Changes in intercompany balances, net	27,194	(136,319)	109,125	—
Equity compensation excess income tax benefits	1,407	—	—	1,407

Net cash provided by (used in) continuing financing activities	(5,873)	(144,780)	88,298	(62,355)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(26,678)	(11,580)	11,414	(26,844)
Net cash used in discontinued operations	—	—	(999)	(999)

Net increase (decrease) in cash and cash equivalents	(26,678)	(11,580)	10,415	(27,843)
Cash and cash equivalents at the beginning of the period	28,586	47,094	(11,537)	64,143

Cash and cash equivalents at the end of the period	$1,908	$35,514	$(1,122)	$36,300

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Subsequent Event

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

As described in Note 8, some noncontrolling shareholders may require our affected subsidiary to purchase their minority equity holdings. Specifically, we may be required to purchase the 30% noncontrolling interest in Lake Norman Regional Medical Center for the higher of fair market value or $150.0 million upon the completion of the Merger. Accordingly, upon entering into the Merger Agreement, it became probable that the noncontrolling interest will become redeemable. As such, subsequent to June 30, 2013 and up to the estimated date of closing, we will record adjustments to the noncontrolling interest and recognize the respective impact to diluted earnings per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement and Revision of Previously Reported Consolidated Financial Information

This Item 2 has been amended and restated to give effect to the restatement of our consolidated financial statements for the three and six month periods ended June 30, 2013 and 2012 due to an error in the Company’s application of the requirements for certifying its electronic health records (“EHR”) technology under various Medicare and Medicaid incentive programs and correct certain unrelated immaterial errors. See Note 2 to the consolidated financial statements in Item 1 of this report for additional information.

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

On July 29, 2013, we entered into a definitive merger agreement with Community Health Systems, Inc. (“CHS”) pursuant to which, subject to the satisfaction of certain conditions, CHS will acquire us as described in more detail in Note 14 to the Interim Condensed Consolidated Financial Statements in Item 1.

Effective August 1, 2013, John M. Starcher Jr. was named our Interim President and Chief Executive Officer, succeeding Gary D. Newsome who retired as President, Chief Executive Officer and member of the board of directors effective July 31, 2013.

Unless specifically indicated otherwise, the following discussion excludes our discontinued operations, which are identified at Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1. Discontinued operations were not material to our consolidated results of operations during the periods presented herein.

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

Income from continuing operations before income taxes was $9.1 million during the three months ended June 30, 2013, a decrease of 87.0% from $70.0 million for the same period in the prior year. A decrease in same three month hospital inpatient admissions of 6.7% substantially impacted our income from continuing operations before income taxes. We believe that a significant portion of the inpatient admission decrease in the three months ended June 30, 2013 was attributable to a decrease in uninsured inpatient volumes and a substantial increase in observation stays, in each case compared to the same period in the prior year. Observation stays for the three months ended June 30, 2013, which are reimbursed at significantly lower amounts than inpatient admissions, increased approximately 11.8%, and observation stays greater than 48 hours increased by more than 18%, in each case compared to the same period in the prior year. The primary contributor to the increase in observation stays was an increase in Medicare/Medicaid advantage business as compared to traditional Medicare business during the three months ended June 30, 2013 as compared to the same period in the prior year.

During the three months ended June 30, 2013 we experienced growth in our net revenue before the provision for doubtful accounts over the three months ended June 30, 2012 of approximately 0.8%. Such growth principally resulted from our April 1, 2013 acquisition of an 80% interest in Bayfront Health System, which includes Bayfront Medical Center, a tertiary and teaching hospital in St. Petersburg, Florida that is licensed to operate 480 beds, and certain health care operations. Items that adversely affected our operations and profitability during the three months ended June 30, 2013 included (i) declines in admissions, as discussed above, adjusted admissions and surgery volume resulting primarily from increased efforts by managed care/commercial payors to reduce inpatient utilization, as well as the ongoing impact of recovery audit contractor (“RAC”) audits and governmental investigations impacting physician practice patterns; and (ii) increases in the provision for doubtful accounts. Partially offsetting these factors were declines in operating costs due to volume as well as a result of expense management efforts. In addition, during the three months ended June 30, 2013, we recognized a benefit of approximately $17.6 million under various Medicare and Medicaid Healthcare Information Technology programs (collectively, the “HCIT Programs”). We recognized $1.1 million for such HCIT Programs during the three months ended June 30, 2012.

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

Critical Accounting Policies and Estimates Update

General. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider a critical accounting policy to be one that requires us to make significant judgments and estimates when we prepare our consolidated financial statements. Such critical accounting policies and estimates, which are more fully described in Note 3 to the Interim Condensed Consolidated Financial Stetments included in Item 1 of this report and in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, include (i) revenue; (ii) the provision for doubtful accounts; (iii) impairments of long-lived assets and goodwill; (iv) income taxes; (v) professional liability risks and other self-insured programs; and (vi) loss contingencies. There were no material changes to our critical accounting policies and estimates in 2013.

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

	Three Months Ended June 30,
	2013		2012
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)
	(restated)		(restated)

Net revenue before the provision for doubtful accounts	$1,699,767		$1,685,291
Provision for doubtful accounts	(238,060)		(214,563)

Net revenue	1,461,707	100.0%	1,470,728	100.0%

Salaries and benefits	671,998	46.0	645,933	43.9
Supplies	232,744	15.9	226,154	15.4
Rent expense	43,132	3.0	43,764	3.0
Other operating expenses	348,500	23.8	326,056	22.2
Medicare and Medicaid HCIT incentive payments	(17,610)	(1.2)	(1,061)	(0.1)
Change in control and other related expenses	9,140	0.6	—	0.0
Depreciation and amortization	96,418	6.6	85,665	5.8
Interest expense	70,114	4.8	75,268	5.1
Other	(1,841)	(0.1)	(1,022)	(0.1)

	1,452,595	99.4	1,400,757	95.2

Income from continuing operations before income taxes	9,112	0.6	69,971	4.8
Provision for income taxes	(4,298)	(0.2)	(23,339)	(1.6)

Income from continuing operations	$4,814	0.4%	$46,632	3.2%

	Three Months Ended June 30,		Change		Percent Change
	2013	2012

Same Three Month Hospitals *
Occupancy	37.0%	39.4%	(240	) bps**	n/a
Patient days	342,085	361,924	(19,839)		(5.5)%
Admissions	80,658	86,467	(5,809)		(6.7)%
Adjusted admissions †	168,009	172,194	(4,185)		(2.4)%
Emergency room visits	439,704	453,964	(14,260)		(3.1)%
Surgeries	97,605	99,808	(2,203)		(2.2)%
Outpatient revenue percent ¿	57.8%	54.9%	290	bps	n/a
Inpatient revenue percent ¿	42.2%	45.1%	(290	) bps	n/a

Total Hospitals
Occupancy	37.4%	39.4%	(200	) bps	n/a
Patient days	361,464	361,924	(460)		(0.1)%
Admissions	84,462	86,467	(2,005)		(2.3)%
Adjusted admissions †	172,911	172,194	717		0.4%
Emergency room visits	452,201	453,964	(1,763)		(0.4)%
Surgeries	99,996	99,808	188		0.2%
Outpatient revenue percent ¿	57.3%	54.9%	240	bps	n/a
Inpatient revenue percent ¿	42.7%	45.1%	(240	) bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume
¿	Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the three months ended June 30, 2013 was approximately $1,699.8 million as compared to $1,685.3 million during the three months ended June 30, 2012. This change represented an increase of $14.5 million, or 0.9%. Bayfront Health System contributed $76.4 million of net revenue before the provision for doubtful accounts. This amount was offset by a decrease of $61.9 million at our same three month hospitals in net revenue before the provision for doubtful accounts and such decrease was primarily the result of a shift in payor mix and a reduction in surgeries, increased observation stays and the impact of sequestration.

Our provision for doubtful accounts during the three months ended June 30, 2013 increased 130 basis points to 14.0% of net revenue before the provision for doubtful accounts as compared to 12.7% of net revenue before the provision for doubtful accounts during the same period in the prior year. This change was primarily due to an increase in amounts considered to be patient responsibility including deductibles, co-payments and other amounts not covered by insurance.

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

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) increased from 43.9% during the three months ended June 30, 2012 to 46.0% during the same period in 2013. This increase was primarily due to disproportionately higher costs at our recent acquisitions, increased physician employment, investments in personnel as a part of centralization efforts at regional service centers, and severance accruals associated with certain employment arrangements entered into prior to 2013 with then non-executive officers. Such costs were partially offset by adjustments in staffing corresponding to changes in inpatient and outpatient volume, as well as the outsourcing of certain hospital support services.

Other operating expenses as a percent of net revenue increased from 22.2% during the three months ended June 30, 2012 to 23.8% during the same period in 2013. This increase was primarily due certain support services at our hospitals that have been outsourced and/or contracted to third parties.

Depreciation and amortization increased approximately $10.8 million during comparable periods. This increase resulted from: (i) our recent acquisitions; (ii) depreciation associated with hospitals that were replaced in early 2013 and 2012; and (iii) an increase in capitalized equipment.

Interest expense decreased from approximately $75.3 million during the three months ended June 30, 2012 to $70.1 million during the same period in 2013. Such decrease was primarily due to non-cash interest expense of $19.3 million in the three months ended June 30, 2013 attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that we recognized in our consolidated statement of income, as compared to $22.3 million of corresponding non-cash interest expense during the three months ended June 30, 2012. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our long-term debt arrangements and capital lease obligations.

Our effective income tax rates were approximately 47.2% and 33.4% during the three months ended June 30, 2013 and 2012, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 4,920 basis points and 440 basis points during the three months ended June 30, 2013 and 2012, respectively.

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

	Six Months Ended June 30,
	2013		2012
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)
	(restated)		(restated)

Net revenue before the provision for doubtful accounts	$3,423,795		$3,370,559
Provision for doubtful accounts	(474,259)		(415,824)

Net revenue	2,949,536	100.0%	2,954,735	100.0%

Salaries and benefits	1,357,676	46.0	1,304,170	44.1
Supplies	468,512	15.9	460,597	15.6
Rent expense	85,213	2.9	88,714	3.0
Other operating expenses	672,590	22.8	638,257	21.6
Medicare and Medicaid HCIT incentive payments	(21,592)	(0.7)	(5,651)	(0.2)
Change in control and other related expenses	9,140	0.3	—	0.0
Depreciation and amortization	190,244	6.4	164,012	5.6
Interest expense	141,605	4.8	164,133	5.6
Other	(3,732)	(0.1)	618	—

	2,899,656	98.3	2,814,850	95.3

Income from continuing operations before income taxes	49,880	1.7	139,885	4.7
Provision for income taxes	(16,713)	(0.6)	(47,143)	(1.6)

Income from continuing operations	$33,167	1.1%	$92,742	3.1%

	Six Months Ended June 30,		Change		Percent Change
	2013	2012

Same Three Month Hospitals *
Occupancy	39.5%	41.6%	(210	) bps**	n/a
Patient days	718,002	763,029	(45,027)		(5.9)%
Admissions	165,840	179,845	(14,005)		(7.8)%
Adjusted admissions †	335,580	350,148	(14,568)		(4.2)%
Emergency room visits	883,207	897,079	(13,872)		(1.5)%
Surgeries	192,580	199,924	(7,344)		(3.7)%
Outpatient revenue percent ¿	56.7%	53.9%	280	bps	n/a
Inpatient revenue percent ¿	43.3%	46.1%	(280	) bps	n/a

Total Hospitals
Occupancy	39.4%	41.6%	(220	) bps	n/a
Patient days	740,830	763,029	(22,199)		(2.9)%
Admissions	170,741	179,845	(9,104)		(5.1)%
Adjusted admissions †	343,194	350,148	(6,954)		(2.0)%
Emergency room visits	908,313	897,079	11,234		1.3%
Surgeries	195,996	199,924	(3,928)		(2.0)%
Outpatient revenue percent ¿	56.5%	53.9%	260	bps	n/a
Inpatient revenue percent ¿	43.5%	46.1%	(260	) bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume
¿	Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the six months ended June 30, 2013 was approximately $3,423.8 million as compared to $3,370.6 million during the six months ended June 30, 2012. This change represented an increase of $53.2 million, or 1.6%. Our same six month hospitals accounted for a decrease of $38.7 million in net revenue before the provision for doubtful accounts and such decrease was primarily the result of a shift in payor mix and a reduction in surgeries, increased observation stays and the impact of sequestration. Our acquisition of Bayfront Health System offset the decrease in our net revenue before the provision for doubtful accounts.

Our provision for doubtful accounts during the six months ended June 30, 2013 increased 160 basis points to 13.9% of net revenue before the provision for doubtful accounts as compared to 12.3% of net revenue before the provision for doubtful accounts during the same period in the prior year. This change was primarily due to an increase in revenue from uninsured self-pay patients and amounts considered to be patient responsibility including deductibles, co-payments and other amounts not covered by insurance. During the six months ended June 30, 2013 and 2012, our Uncompensated Patient Care Percentage was 29.3% and 26.7%, respectively. This 260 basis point increase during the current period primarily reflects increased outpatient self-pay volume, particularly in our emergency rooms, and greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) increased from 44.1% during the six months ended June 30, 2012 to 46.0% during the same period in 2013. This increase was primarily due to disproportionately higher costs at our recent acquisitions, increased physician employment, investments in personnel as a part of centralization efforts at regional service centers in early 2013, and severance accruals associated with certain employment arrangements entered into prior to 2013 with then non-executive officers. Such costs were partially offset by adjustments in staffing corresponding to changes in inpatient and outpatient volume, as well as the outsourcing of certain hospital support services.

Other operating expenses as a percent of net revenue increased from 21.6% during the six months ended June 30, 2012 to 22.8% during the same period in 2013. This increase was primarily due to certain support services at our hospitals that have been outsourced and/or contracted to third parties.

Depreciation and amortization increased approximately $26.2 million during comparable periods. This increase resulted from: (i) our recent acquisitions; (ii) depreciation associated with hospitals that were replaced in early 2013 and 2012; and (iii) an increase in capitalized equipment.

Interest expense decreased from approximately $164.1 million during the six months ended June 30, 2012 to $141.6 million during the same period in 2013. Such decrease was primarily due to non-cash interest expense of $37.0 million during the six months ended June 30, 2013 attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that we recognized in our consolidated statement of income, as compared to $59.0 million of corresponding non-cash interest expense during the same period in 2012. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our long-term debt arrangements and capital lease obligations.

Our effective income tax rates were approximately 33.5% and 33.7% during the six months ended June 30, 2013 and 2012, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 770 basis points and 410 basis points during the six months ended June 30, 2013 and 2012, respectively. In addition, our 2013 provision for income taxes was favorably impacted by the satisfactory conclusion of certain state tax audits and examinations.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Additionally, at June 30, 2013 we had approximately $297.1 million of borrowing capacity under our $500.0 million long-term revolving credit facility available for general business purposes, including acquisitions. As discussed at Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1, on April 1, 2013, we funded the entire purchase price of our acquisition of an 80% interest in a 480-bed Florida-based hospital and certain related health care operations (collectively, “Bayfront Health System”) with a net borrowing of approximately $162.0 million under our long-term revolving credit facility. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs.

The table below summarizes our recent cash flow activity (in thousands).

	Six Months Ended June 30,
	2013	2012
Sources (uses) of cash and cash equivalents:
Operating activities	$127,462	$290,947
Investing activities	(235,948)	(255,436)
Financing activities	78,505	(62,355)
Discontinued operations	—	(999)

Net decreases in cash and cash equivalents	$(29,981)	$(27,843)

Operating Activities

Our cash flows from continuing operating activities decreased approximately $163.5 million, or 56.2%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease primarily related to (i) an overall decline in net income during 2013 as compared to 2012; (ii) higher collections of acquisition related receivables during the six months ended June 30, 2012 as compared to the six months ended June 30, 2013, due to the receipt, or lack there-of, of tie-in notices in the applicable periods; (iii) an increase in our interest payments during 2013 when compared to 2012; and (iv) a net decrease in our liabilities during 2013 as compared to 2012 due to the amount and timing of payments associated with such liabilities.

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

Investing Activities

Cash used in investing activities during 2013 included (i) approximately $142.8 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a 250-bed hospital that opened on January 26, 2013 to replace the north campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri); and (ii) $172.9 million to acquire an 80% interest in Bayfront Health System and four ancillary health care businesses including working capital. Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $64.7 million from buying and selling such securities during 2013.

Cash used in investing activities during 2012 included: (i) approximately $194.1 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a replacement hospital in Monroe, Georgia that opened on April 22, 2012 and the abovementioned 250-bed hospital in Poplar Bluff, Missouri); and (ii) $61.9 million to acquire an 80% interest in each of five Oklahoma-based hospitals (the Integris Hospitals); (iii) $4.8 million to acquire four ancillary health care businesses; and (iv) a $1.8 million net increase in our restricted funds. Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $4.4 million from buying and selling such securities during the six months ended June 30, 2012. During such period, we also received (i) $1.4 million of proceeds from the sale of the remaining real property at the Woman’s Center at Dallas Regional Medical Center, our closed hospital facility in Mesquite, Texas, and (ii) $1.4 million of proceeds from sales of assets and insurance recoveries.

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

Discontinued Operations

Cash used by our discontinued operations during 2012 was approximately $1.0 million. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our discontinued operations.

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

Throughout the Revolving Credit Agreement’s five-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the six months ended June 30, there were borrowings of $318.4 million thereunder including borrowings of $210.0 million to fund the acquisition of Bayfront Health System, which we completed on April 1, 2013 (see Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1 for information about such acquisition). As of July 26, 2013, the amount available for borrowing under the Revolving Credit Agreement was approximately $297.1 million, which reflected the then outstanding balance of $150.0 million thereunder and $52.9 million of standby letters of credit in favor of third parties. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.7% on July 26, 2013.

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

Part of our strategic business plan calls for us to acquire hospitals and other ancillary health care businesses in non-urban communities that are aligned with our business model, available at a reasonable price and otherwise meet our strict acquisition criteria. We typically fund acquisitions, replacement hospital construction and other recurring capital expenditures with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities, amounts available under revolving credit agreements and proceeds from long-term debt issuances, or a combination thereof. Specifically, on April 1, 2013, we funded the entire purchase price of our acquisition of an 80% interest in a 480-bed Florida-based hospital and certain related health care operations with borrowings under the Revolving Credit Agreement. This acquisition is discussed at Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2013, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2012. However, see Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for a discussion of certain modifications to the Credit Facilities during the six months ended June 30, 2013 that affect the determination of the variable interest rates thereunder.

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

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 to the consolidated financial statements included in Item 1 of this Amendment, management, under the supervision of our Interim President and Chief Executive Officer and our Senior Vice President and Interim Chief Financial Officer, re-evaluated the effectiveness of our internal control over financial reporting. Based on its reevaluation, management identified the following material weakness as of June 30, 2013: management failed to design and maintain effective controls over the administration, oversight and accounting for the Company’s EHR enrollment process. Specifically, management did not design effective controls to properly apply the requirements for certifying its EHR technology under the HCIT programs and, as a result, certain of the hospitals it had enrolled in the HCIT programs did not meet the “meaningful use” criteria necessary to qualify for HCIT payments. Based on this evaluation, our Interim President and Chief Executive Officer and our Senior Vice President and Interim Chief Financial Officer concluded that, solely as a result of this material weakness, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Medicare/Medicaid Billing Lawsuits. On January 11, 2010, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Item 1) and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which was similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the U.S. District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. The Government’s motion remains pending at this time. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. On July 10, 2013, the court denied plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

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

On July 31, 2013, Health Management received a courtesy copy of a qui tam lawsuit captioned United States ex rel. Williams v. Health Management Associates, Inc.. Health Management has not yet been formally served with that complaint, which is pending in the U.S. District Court for the Middle District of Georgia. The federal government has declined to intervene in that case, but the State of Georgia has decided to intervene. The complaint alleges that the hospital defendants engaged in a kickback scheme with Clínica de la Mama, a prenatal clinic, whereby Clínica de la Mama would provide translation and eligibility services in exchange for the referral of Medicaid patients to the defendant hospitals. The State alleges that these referrals violated the Georgia False Medical Claims Act, the Georgia Medical Assistance Act, and various state laws. Health Management denies the allegations in the complaint and intends to vigorously defend itself against those allegations. At this time, we do not believe that the final outcome of this matter will be material.

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

On July 23, 2013, an action entitled Town of Davie Police Officers’ Pension Plan v. Dauten et al. (C.A. No. 8742) was filed in the Court of Chancery of the State of Delaware. This action purportedly was brought as a class action on behalf of all of Health Management’s stockholders, as well as derivatively on behalf of Health Management against Health Management’s directors and Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and Deutsche Bank Securities, Inc. The complaint alleges, among other things, that our directors breached their fiduciary duties (i) by approving a credit agreement in 2011 that contains a change of control covenant which plaintiff contends will coerce shareholders into supporting the re-election of Health Management’s incumbent board of directors and (ii) by not approving Glenview Capital Management, LLC (“Glenview’s”) nominees for election to Health Management’s Board of Directors for purposes of seeking a waiver of the change of control covenant. The complaint further alleges that the Wells Fargo and Deutsche Bank defendants aided and abetted such breaches. The complaint seeks declaratory and injunctive relief, including (i) a declaration that our directors breached their fiduciary duties by entering into the credit agreement and (ii) an order permanently enjoining the board of directors from invoking or enforcing the change of control covenant in the credit agreement. Plaintiff also seeks unspecified damages from the directors and an award of attorneys’ fees and costs. We intend to defend this action.

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

See Index to Exhibits on page 61 of this Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: November 13, 2013	By:	/s/ Gary S. Bryant
Gary S. Bryant
Senior Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

3.1	Certificate of Designations for Health Management Associates, Inc. Series A Junior Participating Preferred Stock, dated as of May 24, 2013, previously filed with and included as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 24, 2013, is incorporated herein by reference (previously filed and included as Exhibit 3.1 to the Original Form 10-Q and is incorporated by reference).

4.1	Rights Agreement, dated as of May 24, 2013, by and between Health Management Associates, Inc. and American Stock Transfer & Trust Company, LLC (which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B to the Rights Agreement and the form of Right Certificate as Exhibit C to the Rights Agreement), previously filed with and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 24, 2013, is incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document