Form 10-Q
period 2013-09-30
HEALTH MANAGEMENT ASSOCIATES, INC
filed 2013-11-13
CIK 792985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of November 1, 2013, there were 264,495,187 shares of the registrant’s Class A common stock outstanding.

HEALTH MANAGEMENT ASSOCIATES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(restated)		(restated)

Net revenue before the provision for doubtful accounts	$1,676,679	$1,662,937	$5,100,474	$5,033,496
Provision for doubtful accounts	(255,436)	(224,078)	(729,695)	(639,902)

Net revenue	1,421,243	1,438,859	4,370,779	4,393,594

Salaries and benefits	655,839	637,305	2,013,515	1,941,475
Supplies	220,522	216,819	689,034	677,416
Rent expense	40,493	41,807	125,706	130,521
Other operating expenses	371,392	332,356	1,043,982	970,613
Medicare and Medicaid HCIT incentive program	(2,015)	(24,224)	(23,607)	(29,875)
Change in control and other related expense	102,886	—	112,026	—
Depreciation and amortization	99,351	91,563	289,595	255,575
Interest expense	70,747	76,916	212,352	241,049
Other	884	(2,363)	(2,848)	(1,745)

	1,560,099	1,370,179	4,459,755	4,185,029

Income (loss) from continuing operations before income taxes	(138,856)	68,680	(88,976)	208,565
Income tax benefit (provision)	65,509	(19,663)	48,796	(66,806)

Income (loss) from continuing operations	(73,347)	49,017	(40,180)	141,759
Loss from discontinued operations, net of income taxes	—	(1,389)	—	(5,805)

Consolidated net income (loss)	(73,347)	47,628	(40,180)	135,954
Net income attributable to noncontrolling interests	(3,485)	(6,685)	(12,804)	(21,757)
Accretion of redeemable equity securities	(19,813)	—	(19,813)	—

Net income (loss) attributable to Health Management Associates, Inc. common stockholders	$(96,645)	$40,943	$(72,797)	$114,197

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic and diluted
Continuing operations	$(0.37)	$0.16	$(0.28)	$0.47
Discontinued operations	—	—	—	(0.02)

Net income (loss)	$(0.37)	$0.16	$(0.28)	$0.45

Weighted average number of shares outstanding:
Basic	261,927	254,516	258,911	254,111

Diluted	261,927	256,784	258,911	256,172

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(restated)		(restated)
Consolidated net income (loss)	$(73,347)	$47,628	$(40,180)	$135,954
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains, net	4,720	4,244	4,321	8,828
Adjustments for net gains reclassified into net income	(706)	(443)	(2,700)	(340)

Net activity attributable to available-for-sale securities	4,014	3,801	1,621	8,488
Interest rate swap contract:
Reclassification adjustments for amortization into net income	17,208	19,404	53,515	59,937

Other comprehensive income before income taxes	21,222	23,205	55,136	68,425
Income tax expense related to items of other comprehensive income	(8,085)	(8,863)	(21,343)	(26,240)

Other comprehensive income, net	13,137	14,342	33,793	42,185

Total consolidated comprehensive income (loss)	(60,210)	61,970	(6,387)	178,139
Total comprehensive income attributable to noncontrolling interests	(3,485)	(6,685)	(12,804)	(21,757)
Accretion of redeemable equity securities	(19,813)	—	(19,813)	—

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$(83,508)	$55,285	$(39,004)	$156,382

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2013	December 31, 2012
		(restated)
ASSETS

Current assets:
Cash and cash equivalents	$1,291	$59,173
Available-for-sale securities	62,961	121,106
Accounts receivable, less allowances for doubtful accounts of $709,008 and $670,729 at September 30, 2013 and December 31, 2012, respectively	970,132	957,918
Supplies, prepaid expenses and other assets	226,552	220,884
Prepaid and recoverable income taxes	164,803	60,438
Restricted funds	30,667	26,525
Assets held for sale	6,250	6,250

Total current assets	1,462,656	1,452,294

Property, plant and equipment	5,832,225	5,523,870
Accumulated depreciation and amortization	(2,241,393)	(2,057,980)

Net property, plant and equipment	3,590,832	3,465,890

Restricted funds	125,042	125,532
Goodwill	1,032,713	1,025,137
Deferred charges and other assets	413,660	317,501

Total assets	$6,624,903	$6,386,354

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$160,565	$211,387
Accrued expenses and other liabilities	570,780	609,732
Deferred income taxes	10,169	29,026
Current maturities of long-term debt and capital lease obligations	110,780	126,262

Total current liabilities	852,294	976,407

Deferred income taxes	386,543	301,237
Long-term debt and capital lease obligations, less current maturities	3,636,948	3,440,353
Other long-term liabilities	469,512	460,886

Total liabilities	5,345,297	5,178,883

Redeemable equity securities	272,013	212,458

Stockholders’ equity:
Health Management Associates, Inc. equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, Class A, $0.01 par value, 750,000 shares authorized, 264,495 shares and 256,394 shares issued at September 30, 2013 and December 31, 2012, respectively	2,645	2,564
Accumulated other comprehensive loss, net of income taxes	(8,148)	(41,940)
Additional paid-in capital	231,317	173,843
Retained earnings	771,141	843,938

Total Health Management Associates, Inc. stockholders’ equity	996,955	978,405
Noncontrolling interests	10,638	16,608

Total stockholders’ equity	1,007,593	995,013

Total liabilities and stockholders’ equity	$6,624,903	$6,386,354

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2013 and 2012

(in thousands)

(unaudited)

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive Income (Loss), Net	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Par Value
				(restated)	(restated)		(restated)

Balances at January 1, 2013	256,394	$2,564	$(41,940)	$173,843	$843,938	$16,608	$995,013
Net income (loss)	—	—	—	—	(72,797)	12,804	(59,993)
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	1,051	—	—	—	1,051
Interest rate swap contract amortization of expense into net income, net	—	—	32,741	—	—	—	32,741
Exercises of stock options and related tax matters	2,959	30	—	27,919	—	—	27,949
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	5,142	51	—	(29,295)	—	—	(29,244)
Stock-based compensation expense	—	—	—	58,850	—	—	58,850
Distributions to noncontrolling shareholders	—	—	—	—	—	(22,056)	(22,056)
Noncontrolling shareholder interests in an acquired business	—	—	—	—	—	3,282	3,282

Balances at September 30, 2013	264,495	$2,645	$(8,148)	$231,317	$771,141	$10,638	$1,007,593

	Health Management Associates, Inc.
	Common Stock		Accumulated Other Comprehensive Income (Loss), Net	Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Par Value
				(restated)	(restated)		(restated)

Balances at January 1, 2012	254,156	$2,542	$(95,440)	$156,859	$693,991	$15,975	$773,927
Net income	—	—	—	—	114,197	21,757	135,954
Unrealized gains (losses) on available-for-sale securities and reclassifications into net income, net	—	—	5,515	—	—	—	5,515
Interest rate swap contract amortization of expense into net income, net	—	—	36,670	—	—	—	36,670
Issuances of deferred stock and restricted stock and related tax matters, net of forfeitures	2,212	22	—	(7,057)	—	—	(7,035)
Stock-based compensation expense	—	—	—	19,492	—	—	19,492
Distributions to noncontrolling shareholders	—	—	—	—	—	(23,598)	(23,598)
Purchases of subsidiary shares from noncontrolling shareholders	—	—	—	(274)	—	(154)	(428)
Noncontrolling shareholder interests in an acquired business	—	—	—	—	—	1,917	1,917

Balances at September 30, 2012	256,368	$2,564	$(53,255)	$169,020	$808,188	$15,897	$942,414

See accompanying notes.

HEALTH MANAGEMENT ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
		(restated)

Cash flows from operating activities:
Consolidated net income (loss)	$(40,180)	$135,954
Adjustments to reconcile consolidated net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	298,537	263,819
Amortization related to interest rate swap contract	53,515	59,937
Fair value adjustments related to interest rate swap contract	2,312	22,965
Provision for doubtful accounts	729,695	639,902
Stock-based compensation expense	58,850	19,492
(Gains) losses on sales of assets, net	(1,141)	2,114
Gains on sales of available-for-sale securities, net	(1,478)	(2,350)
Write-off of deferred debt issuance costs	584	—
Deferred income tax expense (benefit)	45,105	(22,068)
Changes in assets and liabilities of continuing operations, net of the effects of acquisitions:
Accounts receivable	(784,618)	(716,046)
Supplies, prepaid expenses and other current assets	(100,402)	49,728
Deferred charges and other long-term assets	(5,186)	(1,839)
Accounts payable, accrued expenses and other liabilities	(116,329)	2,096
Equity compensation excess income tax benefits	(19,056)	(1,444)
Loss from discontinued operations, net	—	5,805

Net cash provided by continuing operating activities	120,208	458,065

Cash flows from investing activities:
Additions to property, plant and equipment	(207,652)	(282,343)
Acquisitions of hospitals and other ancillary health care businesses	(173,653)	(71,475)
Purchases of available-for-sale securities	(471,915)	(1,431,548)
Proceeds from sales of available-for-sale securities	530,199	1,412,580
Other investing activities	5,300	(15,399)

Net cash used in continuing investing activities	(317,721)	(388,185)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	476,900	17,000
Principal payments on debt and capital lease obligations	(358,511)	(87,927)
Payments of debt issuance costs	(1,588)	(636)
Proceeds from exercises of stock options	27,949	—
Cash received from noncontrolling shareholders	—	3,591
Cash payments to noncontrolling shareholders	(24,175)	(30,815)
Equity compensation excess income tax benefits	19,056	1,444

Net cash provided by (used in) continuing financing activities	139,631	(97,343)

Net decrease in cash and cash equivalents before discontinued operations	(57,882)	(27,463)
Net decreases in cash and cash equivalents from discontinued operations:
Operating activities	—	(1,327)
Investing activities	—	(135)

Net decrease in cash and cash equivalents	(57,882)	(28,925)
Cash and cash equivalents at the beginning of the period	59,173	64,143

Cash and cash equivalents at the end of the period	$1,291	$35,218

See accompanying notes

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

1.	Business and Basis of Presentation

Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) provides health care services to patients in hospitals and other health care facilities in non-urban communities located primarily in the southeastern United States. As of September 30, 2013, we operated 71 hospitals in fifteen states with a total of 10,782 licensed beds, including twenty-three hospitals located in Florida, ten hospitals in Mississippi and nine hospitals in Tennessee.

On July 29, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Community Health Systems, Inc. (“CHS”) and FWCT-2 Acquisition Corporation, an indirect, wholly-owned subsidiary of CHS (“Merger Sub”) pursuant to which, subject to the satisfaction or waiver of certain conditions (including the approval of our stockholders), Merger Sub will merge with and into us and we will become an indirect, wholly-owned subsidiary of CHS (the “Merger”). The terms and conditions are described in more detail in Note 14.

As further described in Note 13, on August 12, 2013, Glenview Capital Management, LLC and certain of its affiliated investment funds (collectively “Glenview”), delivered written consents from holders of our common stock, or their duly authorized proxies, sufficient to replace the then entire Board of Directors with nominees of Glenview pursuant to a consent solicitation process (the “Consent Solicitation Process”) that had previously been commenced by Glenview.

Unless specifically indicated otherwise, all amounts and percentages presented in the notes below are exclusive of our discontinued operations, which are identified at Note 9.

The condensed consolidated balance sheet as of December 31, 2012 is unaudited; however, it was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2012 (referred to as our “2012 Form 10-K”). The interim condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of those of a normal recurring nature) that are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows. Our results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year due to, among other things, the seasonal nature of our business and changes in the economy and the health care regulatory environment.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements

We have restated our consolidated financial statements for the three and nine month periods ended September 30, 2012 due to an accounting error in our application of the requirements for certifying our electronic health record (“EHR”) technology under various Medicare and Medicaid Healthcare Information Technology (“HCIT”) programs. It was determined that 11 of our hospitals did not meet the “meaningful use” criteria necessary to qualify for HCIT incentive payments. We estimate that, between July 1, 2011 and June 30, 2013, we recognized as income HCIT incentive payments totaling approximately $31.0 million for the 11 hospitals that did not meet the “meaningful use” criteria. The impact of correcting the misstatement related to the HCIT payments for these 11 hospitals, as well as correction of unrelated immaterial errors, on our consolidated balance sheets and consolidated statements of income, comprehensive income and cash flows is as follows:

	Three Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Income and Comprehensive Income
Net revenue before the provision for doubtful accounts	$1,664,187	$(1,250)	$1,662,937
Provision for doubtful accounts	(224,078)	—	(224,078)

Net revenue	1,440,109	(1,250)	1,438,859

Salaries and benefits	637,305	—	637,305
Supplies	216,819	—	216,819
Rent expense	41,882	(75)	41,807
Other operating expenses	331,935	421	332,356
Medicare and Medicaid HCIT incentive programs	(24,224)	—	(24,224)
Depreciation and amortization	91,610	(47)	91,563
Interest expense	76,814	102	76,916
Other	(2,363)	—	(2,363)

Income from continuing operations before income taxes	70,331	(1,651)	68,680
Provision for income taxes	(20,913)	1,250	(19,663)

Income from continuing operations	49,418	(401)	49,017
Loss from discontinued operations	(1,389)	—	(1,389)

Consolidated net income	48,029	(401)	47,628
Net income attributable to noncontrolling interests	(6,685)	—	(6,685)

Net income attributable to Health Management Associates, Inc.	$41,344	$(401)	$40,943

Comprehensive Income	$62,371	$(401)	$61,970

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic and diluted
Continuing operations	$0.17	$(0.01)	$0.16
Discontinued operations	(0.01)	0.01	—

Net income	$0.16	$—	$0.16

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements (continued)

	Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Income and Comprehensive Income
Net revenue before the provision for doubtful accounts	$5,037,246	$(3,750)	$5,033,496
Provision for doubtful accounts	(639,902)	—	(639,902)

Net revenue	4,397,344	(3,750)	4,393,594

Salaries and benefits	1,942,322	(847)	1,941,475
Supplies	677,416	—	677,416
Rent expense	130,746	(225)	130,521
Other operating expenses	969,350	1,263	970,613
Medicare and Medicaid HCIT incentive programs	(31,685)	1,810	(29,875)
Depreciation and amortization	255,716	(141)	255,575
Interest expense	240,743	306	241,049
Other	(1,745)	—	(1,745)

Income from continuing operations before income taxes	214,481	(5,916)	208,565
Provision for income taxes	(70,931)	4,125	(66,806)

Income from continuing operations	143,550	(1,791)	141,759
Loss from discontinued operations	(5,805)	—	(5,805)

Consolidated net income	137,745	(1,791)	135,954
Net income attributable to noncontrolling interests	(21,757)	—	(21,757)

Net income attributable to Health Management Associates, Inc.	$115,988	$(1,791)	$114,197

Comprehensive Income	$179,930	$(1,791)	$178,139

Earnings (loss) per share attributable to Health Management Associates, Inc. common stockholders:
Basic and diluted
Continuing operations	$0.48	$(0.01)	$0.47
Discontinued operations	(0.03)	0.01	(0.02)

Net income	$0.45	$—	$0.45

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Restatement and Revision of Previously Reported Consolidated Financial Statements (continued)

	December 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Accounts receivable, less allowances for doubtful accounts	$976,872	$(18,954)	$957,918
Other current assets	494,376	—	494,376

Total current assets	1,471,248	(18,954)	1,452,294

Net property, plant and equipment	3,463,052	2,838	3,465,890
Goodwill	1,023,456	1,681	1,025,137
Other long-term assets	443,033	—	443,033

Total assets	$6,400,789	$(14,435)	$6,386,354

Accrued expenses and other liabilities	$469,055	$(5,242)	$463,813
Due to third party payors	26,470	25,172	51,642
Deferred income taxes	45,170	(16,144)	29,026
Other current liabilities	431,728	198	431,926

Total current liabilities	972,423	3,984	976,407
Long-term debt and capital lease obligations, less current maturities	3,433,260	7,093	3,440,353
Other long-term liabilities	762,123	—	762,123
Redeemable equity securities	212,458	—	212,458
Total stockholders’ equity	1,020,525	(25,512)	995,013

Total liabilities and stockholders’ equity	$6,400,789	$(14,435)	$6,386,354

	Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows
Operating activities:
Consolidated net income	$137,745	$(1,791)	$135,954
Depreciation and amortization	263,960	(141)	263,819
Deferred tax expense	(20,156)	(1,912)	(22,068)
Accounts receivable	(719,495)	3,449	(716,046)
Supplies, prepaid expenses and other current assets	50,679	(951)	49,728
Accounts payable, accrued expenses and other liabilities	831	1,265	2,096
Other cash flows from operating activities	744,582	—	744,582

Net cash provided by continuing operating activities	458,146	(81)	458,065

Investing activities:
Additions to property, plant and equipment	(282,424)	81	(282,343)
Other cash flows from investing activities	(105,842)	—	(105,842)

Net cash used in continuing investing activities	(388,266)	81	(388,185)

Net cash provided by continuing financing activities	(97,343)	—	(97,343)
Discontinued operations	(1,462)	—	(1,462)

Net decrease in cash and cash equivalents	(28,925)	—	(28,925)
Cash and cash equivalents at the beginning of the year	64,143	—	64,143

Cash and cash equivalents at the end of the year	$35,218	$—	$35,218

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

Net revenue before the provision for doubtful accounts, by major payor source, is summarized in the table below (dollars in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012

Medicare	$435,626	26.0%	$456,934	27.5%	$1,429,839	28.0%	$1,460,766	29.0%
Medicaid	162,934	9.8	203,259	12.2	509,393	10.0	530,575	10.5
Commercial insurance	842,278	50.1	792,388	47.7	2,499,200	49.0	2,409,121	47.9
Self-pay	205,628	12.3	189,722	11.4	562,959	11.1	543,653	10.8
Other	30,213	1.8	20,634	1.2	99,083	1.9	89,381	1.8

	$1,676,679	100.0%	$1,662,937	100.0%	$5,100,474	100.0%	$5,033,496	100.0%

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

At September 30, 2013 and December 31, 2012, our allowance for doubtful accounts for self-pay uninsured patient accounts was approximately 72.3% and 72.6%, respectively, of our total self-pay uninsured patient accounts receivable balance. The corresponding percentages for our allowance for doubtful accounts pertaining to accounts receivable from government payors, managed care health plans and other commercial payors were 5.4% and 6.3% at September 30, 2013 and

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Net Revenue, Provision for Doubtful Accounts, Cost of Revenue and Other (continued)

December 31, 2012, respectively. Our write-offs of patient accounts receivable (most of which related to uninsured self-pay patients), net of recoveries, were approximately $217.5 million and $128.5 million during the three months ended September 30, 2013 and 2012, respectively. The corresponding amounts for the nine months ended September 30, 2013 and 2012 were $691.4 million and $503.4 million, respectively. The year-over-year increase in patient accounts receivable write-offs was primarily due to increases in patient responsibility amounts.

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

Cost of Revenue. The presentation of costs and expenses in our consolidated statements of operations does not differentiate between costs of revenue and other costs because substantially all such costs and expenses relate to providing health care services. Furthermore, we believe that the natural classification of expenses is the most meaningful presentation of our operations. Amounts that could be classified as general and administrative expenses, which include the costs of our home office as well as our regional service centers, were approximately $86.2 million and $64.7 million during the three months ended September 30, 2013 and 2012, respectively. The corresponding amounts for the nine months ended September 30, 2013 and 2012 were $242.3 million and $194.5 million, respectively.

Electronic Health Record Incentive Programs. Using a gain contingency model, we recognize benefits under the HCIT programs in our consolidated statements of income when the eligible hospitals and physician practices have demonstrated meaningful use of certified electronic health record technology during the period and, if applicable, the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available. In addition, HCIT incentive payments previously recognized as income are subject to audit and potential recoupment if it is determined that we did not meet the applicable meaningful use standards required in connection with such incentive payments.

During the three months ended September 30, 2013 and 2012, we recognized benefits in our consolidated statements of income of approximately $2.0 million and $24.2 million, respectively, related to the HCIT programs. The corresponding amounts for the nine months ended September 30, 2013 and 2012 were $23.6 million and $29.9 million, respectively. Included in our condensed consolidated balance sheets at September 30, 2013 and December 31, 2012 were receivables under the HCIT Programs of $5.8 million and $11.7 million, respectively. There were $0.9 million and $19.2 million in deferred incentive payment liabilities at September 30, 2013 and December 31, 2012, respectively. See Note 2 for information relating to the restatement of these amounts.

4.	Long-Term Debt and Capital Lease Obligations

The following discussion of our long-term debt and capital lease obligations should be read in conjunction with Notes 3 and 4 to the audited consolidated financial statements included in our 2012 Form 10-K. The table below summarizes our long-term debt and capital lease obligations by major component (in thousands).

	September 30, 2013	December 31, 2012
		(restated)
Bank borrowings:
Revolving credit facilities	$222,500	$—
Term Loan A (as defined below)	619,988	670,625
Term Loan B (as defined below), net of discounts	1,344,364	1,374,318
7.375% Senior Notes due 2020	875,000	875,000
6.125% Senior Notes due 2016, net of discounts	399,062	398,785
3.75% Convertible Senior Subordinated Notes due 2028, net of discounts	88,658	85,522
Installment notes and other long-term debt	13,576	13,988
Capital lease obligations	184,580	148,377

Long-term debt and capital lease obligations	3,747,728	3,566,615
Less current maturities	(110,780)	(126,262)

Long-term debt and capital lease obligations, less current maturities	$3,636,948	$3,440,353

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Long-Term Debt and Capital Lease Obligations (continued)

Bank Borrowings. Our bank borrowings include variable rate senior secured credit facilities with a syndicate of banks (collectively, the “Credit Facilities”) that we entered into on November 18, 2011. At that date, the Credit Facilities consisted of: (i) a $500.0 million five-year revolving credit facility (the “Revolving Credit Agreement”); (ii) a $725.0 million five-year term loan (the “Term Loan A”); and (iii) a $1.4 billion seven-year term loan (the “Term Loan B”). On March 20, 2013, we amended the loan agreement underlying the Credit Facilities (the “Amendment”) in order to, among other things, provide for the refinancing of the then outstanding balance under the Term Loan B. The principal payments were unchanged; however, the Term Loan B was subject to a prepayment premium equal to 1.0% of the principal amount that is repriced or prepaid on or before September 20, 2013.

We can elect whether interest on borrowings under the Credit Facilities is determined using LIBOR or the Base Rate (as defined in the loan agreement). The effective interest rates on such borrowings, which fluctuate with market changes, include a spread above the base rate that we select. Through March 20, 2013, the effective interest rate for the Term Loan B was subject to a floor of 1.0% and 2.0% (before consideration of the interest rate spread) when using LIBOR and the Base Rate, respectively. The Amendment reduced both such interest rate floors under the Term Loan B by 0.25%. The amount of the interest rate spread is predicated on, among other things, our Consolidated Leverage Ratio (as defined in the loan agreement). The Amendment reduced the interest rate spread on the Term Loan B by 0.75%. We can elect differing interest rates for each of the debt instruments under the Credit Facilities. As of September 30, 2013, the effective interest rates on the Term Loan A and the Term Loan B were 3.0% and 3.5%, respectively. Those rates remained unchanged as of November 1, 2013.

The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the nine months ended September 30, 2013, we borrowed $476.9 million and repaid $254.4 million under the Revolving Credit Agreement to fund working capital and the entire purchase price of an acquisition that we completed on April 1, 2013 (see Note 8 for additional information about such acquisition). During the nine months ended September 30, 2012, we borrowed and repaid $17.0 million. As of November 1, 2013, the amount unused and available for borrowing under the Revolving Credit Agreement was approximately $237.0 million, which reflected the then outstanding balance of $210.0 million thereunder and $53.0 million of standby letters of credit in favor of third parties. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 3.0% on September 30, 2013 and 2.9% on November 1, 2013.

The Credit Facilities are subject to mandatory prepayment in amounts equal to 50% of our Excess Cash Flow (as defined in the amended loan agreement) with step-downs of such percentage based on our Consolidated Leverage Ratio. Based on our Excess Cash Flow for the year ended December 31, 2012, we repaid approximately $31.5 million of additional principal under the Credit Facilities during the nine months ended September 30, 2013. As a result of such principal repayment, we wrote off $0.4 million of deferred debt issuance costs.

On July 29, 2013, we obtained the agreement of the requisite lenders under the Revolving Credit Agreement to (i) waive any default which would otherwise arise if the persons nominated by Glenview in its Consent Solicitation Process (or any other persons nominated by Glenview) (collectively, the “Glenview Nominees”) were elected or appointed as directors, provided that such Glenview Nominees were approved by at least a majority of the then Board of Directors and (ii) make a technical clarification to the definition of “Change of Control” to provide that we may enter into a merger or similar agreement and not trigger a “Change of Control” event of default until the transaction contemplated by such agreement is consummated. After interviews of all of the Glenview Nominees had been conducted, our previous Board of Directors approved the Glenview Nominees on August 1, 2013 solely for purposes of preventing a “Change of Control” under the indenture governing HMA’s 7.375% Senior Notes due 2020 and the Revolving Credit Agreement and preventing a “Fundamental Change” under the terms of the indenture governing HMA’s 3.75% Convertible Senior Subordinated Notes due 2028 and for no other purpose.

Other. Cash paid for interest on our long-term debt and capital lease obligations during the nine months ended September 30, 2013 and 2012, including amounts that have been capitalized, was approximately $212.6 million and $206.6 million, respectively. We entered into capital leases and other similar arrangements for real property and equipment aggregating $19.6 million and $58.3 million during the nine months ended September 30, 2013 and 2012, respectively. See Note 7 for information regarding the estimated fair values of our long-term debt instruments. Additionally, see Note 15 for summarized financial information in respect of our subsidiaries that provide joint and severable guarantees of payment for certain of our long-term debt obligations.

At September 30, 2013, we were in compliance with all of the covenants contained in our debt agreements.

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

The Rights Plan authorizes the issuance of one preferred share purchase right (a “Right”) for each outstanding share of our common stock held of record as of June 3, 2013, and directs the issuance of one preferred share purchase right with respect to each share of our common stock that shall become outstanding thereafter until the Rights become exercisable or they expire, as described below.

Each Right, once exercisable, entitles holders of our common stock to purchase one-thousandth of a share of our preferred stock designated as Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”) at a price of $45.00 per one one-thousandth of a share, subject to certain adjustments. The Rights will generally become exercisable only following the tenth day after a person or group (with certain exceptions) acquires or obtained the right to acquire, or announced a tender or exchange offer, that if consummated would result in such person or group acquiring beneficial ownership of 15% or more of our outstanding common stock. Upon the occurrence of a triggering event, the Rights will entitle every holder of our common stock, other than the acquirer, to purchase our stock on terms that would likely be economically dilutive to the acquirer.

The Rights expire upon the close of business on the earliest to occur of: (i) May 24, 2014, (ii) the date on which the Rights are redeemed or exchanged by us in accordance with the Rights Plan or (iii) the date of our 2014 annual meeting of stockholders if requisite stockholder approval of the Rights Plan is not obtained at such meeting.

On July 29, 2013, prior to and in connection with entering into the Merger Agreement, we entered into an amendment (the “Rights Amendment”) to the Rights Plan which provides that, among other things, (i) none of CHS, Merger Sub or any other subsidiary of CHS is an Acquiring Person (as defined in the Rights Agreement) pursuant to the Rights Plan solely as a result of the Merger Agreement and the transactions contemplated thereby, (ii) a “Distribution Date” or a “Stock Acquisition Date” (as such terms are defined in the Rights Plan) does not occur, in each case, as a result of the adoption, approval, execution or delivery of the Merger Agreement or the consummation of the Merger Agreement and (iii) the “Final Expiration Date” prior to the Effective Time (as defined in the Merger Agreement). The Rights Amendment also provides that if for any reason the Merger Agreement is terminated in accordance with its terms, the Rights Amendment will be of no further force and effect and the Rights Plan shall remain exactly the same as it existed immediately prior to the execution of the Rights Amendment.

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Earnings Per Share and Related Other (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(restated)		(restated)
Numerators:
Income (loss) from continuing operations	$(73,347)	$49,017	$(40,180)	$141,759
Income attributable to noncontrolling interests	(3,485)	(6,685)	(12,804)	(21,757)
Accretion of redeemable equity securities	(19,813)	—	(19,813)	—

Income (loss) from continuing operations attributable to Health Management Associates, Inc. common stockholders	(96,645)	42,332	(72,797)	120,002

Loss from discontinued operations attributable to Health Management Associates, Inc. common stockholders	—	(1,389)	—	(5,805)

Net income (loss) attributable to Health Management Associates, Inc. common stockholders	$(96,645)	$40,943	$(72,797)	$114,197

Denominators:
Denominator for basic earnings (loss) per share-weighted average number of outstanding common shares	261,927	254,516	258,911	254,111
Dilutive securities:
Stock-based compensation arrangements	—	2,268	—	2,061
Convertible notes	—	—	—	—

Denominator for diluted earnings (loss) per share	261,927	256,784	258,911	256,172

Earnings per share:
Basic
Continuing operations	$(0.37)	$0.16	$(0.28)	$0.47
Discontinued operations	—	—	—	(0.02)

Net income (loss)	$(0.37)	$0.16	$(0.28)	$0.45

Diluted
Continuing operations	$(0.37)	$0.16	$(0.28)	$0.47
Discontinued operations	—	—	—	(0.02)

Net income (loss)	$(0.37)	$0.16	$(0.28)	$0.45

Securities excluded from diluted earnings per share because they were antidilutive or performance conditions were not met:
Stock options	60	3,417	60	3,977

Deferred stock and restricted stock	—	1,624	—	2,091

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

	Level 1	Level 2	Level 3	Totals
As of September 30, 2013:
Available-for-sale securities, including those in restricted funds	$65,510	$153,160	$—	$218,670

Interest rate swap contract	$—	$(32,175)	$—	$(32,175)

As of December 31, 2012:
Available-for-sale securities, including those in restricted funds	$51,156	$222,007	$—	$273,163

Interest rate swap contract	$—	$(93,045)	$—	$(93,045)

The estimated fair values of our Level 1 available-for-sale securities were primarily determined by reference to quoted market prices. Our Level 2 available-for-sale securities primarily consisted of: (i) bonds and notes issued by the United States government and its agencies, domestic and foreign corporations and foreign governments and (ii) preferred securities issued by domestic and foreign corporations. The estimated fair values of these securities are determined using various valuation techniques, including a multi-dimensional relational model that incorporates standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

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

	September 30, 2013	December 31, 2012

Accrued expenses and other liabilities	$32,175	$84,277
Other long-term liabilities	—	8,768

Totals	$32,175	$93,045

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

	September 30, 2013	December 31, 2012
Level 1:
6.125% Senior Notes due 2016	$438,000	$434,000
7.375% Senior Notes due 2020	958,125	945,000
3.75% Convertible Senior Subordinated Notes due 2028	109,902	100,948
Level 2:
Term Loan A	620,732	672,704
Term Loan B	1,355,984	1,397,227

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
As of September 30, 2013:
Debt securities and debt-based mutual funds
Government and corporate	$143,819	$2,839	$(1,428)	$145,230
Equity securities and equity-based mutual funds
Domestic	44,807	7,709	(1,012)	51,504
International	18,988	3,241	(461)	21,768
Commodity-based mutual fund	182	—	(14)	168

Totals	$207,796	$13,789	$(2,915)	$218,670

As of December 31, 2012:
Debt securities and debt-based mutual funds
Government and corporate	$206,258	$3,963	$(331)	$209,890
Equity securities and equity-based mutual funds
Domestic	37,825	4,307	(234)	41,898
International	18,005	1,766	(219)	19,552
Commodity-based mutual fund	1,823	—	—	1,823

Totals	$263,911	$10,036	$(784)	$273,163

As of September 30, 2013 and December 31, 2012, investments with aggregate estimated fair values of approximately $44.9 million (449 investments) and $123.8 million (195 investments), respectively, generated the gross unrealized losses disclosed in the above table. We concluded that other-than-temporary impairment charges were not necessary for such gross unrealized losses at either of the balance sheet dates because of, among other things, recent declines in the value of the affected securities and/or our brief holding period (i.e., most of such securities have been held for less than one year), as well as our ability to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value. We will continue to monitor and evaluate the recoverability of our available-for-sale securities.

The contractual maturities of debt-based securities held by us as of September 30, 2013, excluding mutual fund holdings, are set forth in the table below. Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Values
	(in thousands)

Within 1 year	$88	$89
After 1 year and through year 5	12,302	12,473
After 5 years and through year 10	10,704	10,956
After 10 years	18,147	17,600

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Fair Value Measurements, Available-For-Sale Securities and Restricted Fund (continued)

The weighted average cost method is used to calculate the historical cost basis of securities that are sold. Gross realized gains and losses on sales of available-for-sale securities and other investment income, which includes interest and dividends, are summarized in the table below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Realized gains	$1,233	$2,043	$4,474	$3,508
Realized losses	(2,140)	(276)	(3,192)	(1,158)
Investment income	1,577	1,640	4,909	4,760

Restricted Funds. Our restricted funds, which consisted solely of available-for-sale securities at both September 30, 2013 and December 31, 2012, are held by a wholly owned captive insurance subsidiary that is domiciled in the Cayman Islands. The assets of such subsidiary are effectively limited to use in its proprietary operations. Supplemental information regarding the available-for-sale securities that are included in restricted funds is set forth in the table below (in thousands).

	Nine Months Ended September 30,
	2013	2012

Proceeds from sales	$64,337	$52,583
Purchases	65,208	70,610

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

2013 Acquisitions. On April 1, 2013, one of our subsidiaries acquired an 80% interest in Bayfront Health System, which includes Bayfront Medical Center, a tertiary and teaching hospital in St. Petersburg, Florida that is licensed to operate 480 beds, and certain related health care operations. A not-for-profit organization affiliated with Bayfront Health System, Bayfront Health, Education and Research Organization, retained a 20% interest in such entities. The net purchase price for our 80% interest was approximately $162.0 million in cash, plus a working capital adjustment. The acquired assets and assumed liabilities included, among other things, supply inventories, property, plant and equipment and certain long-term lease obligations. We funded the entire purchase price of this acquisition with borrowings under the Revolving Credit Agreement, which is discussed at Note 4. During the nine months ended September 30, 2013, certain of our subsidiaries also acquired ancillary health care businesses for aggregate cash consideration of approximately $5.4 million.

2012 Acquisitions. Effective April 1, 2012, one of our subsidiaries acquired from a subsidiary of INTEGRIS Health, Inc. (“Integris”) an 80% interest in five Oklahoma-based general acute care hospitals with a total of 218 beds and certain related health care operations. A subsidiary of Integris retained a 20% interest in each of these entities. The net purchase price for our 80% interest was approximately $61.9 million in cash. During the nine months ended September 30, 2012, certain of our subsidiaries also acquired ancillary health care businesses for aggregate cash consideration of approximately $9.6 million.

Other. Our acquisitions are accounted for using the purchase method of accounting. We use estimated exit price fair values as of the date of acquisition to (i) allocate the related purchase price to the assets acquired and liabilities assumed and (ii) record noncontrolling interests. We use a variety of techniques to estimate exit price fair values, including, but not limited to, valuation methodologies that derive fair values using a market approach based on comparable transactions and an approach based on depreciated replacement cost. We recorded incremental goodwill during each of the nine months ended September 30, 2013 and 2012 because the final negotiated purchase price in certain of our completed acquisitions exceeded the fair value of the net tangible and intangible assets acquired. Most of the goodwill that was added during those periods is expected to be tax deductible.

Acquisition-related costs have been included in other operating expenses in the consolidated statements of operations; however, such costs for each of the nine months ended September 30, 2013 and 2012 were not material.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Acquisitions, Joint Ventures and Other Activity (continued)

The table below summarizes the purchase price allocations for the acquisitions that we completed during the nine months ended September 30, 2013 and 2012; however, in some cases, such purchase price allocations are preliminary and remain subject to future refinement as we gather supplemental information.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Assets acquired:
Current and other assets	$8,308	$1,811
Property, plant and equipment	126,626	14,311
Intangible assets (primarily contractual rights to operate hospitals)	116,341	48,775
Goodwill	7,576	25,176

Total assets acquired	258,851	90,073

Liabilities assumed:
Current liabilities	(1,124)	(501)
Capital lease obligations	(36,657)	(961)
Other long-term liabilities	(2,274)	—

Total liabilities assumed	(40,055)	(1,462)

Net assets acquired	$218,796	$88,611

Joint Ventures and Redeemable Equity Securities. As of September 30, 2013, we had established joint ventures to own/lease and operate 29 of our hospitals. Local physicians and/or other health care entities own minority equity interests in each of the joint ventures and participate in the related hospital’s governance. We own a majority of the equity interests in each joint venture and manage the related hospital’s day-to-day operations.

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

As recorded in the condensed consolidated balance sheets, redeemable equity securities represent the minimum amounts that can be unilaterally redeemed for cash by noncontrolling shareholders in respect of their subsidiary equity holdings or the initial unadjusted estimated fair values of contingent rights held by certain noncontrolling shareholders. Through October 25, 2013, the mandatory redemptions requested by noncontrolling shareholders in respect of their subsidiary equity holdings have been nominal. A rollforward of our redeemable equity securities is summarized in the table below (in thousands).

	Nine Months Ended September 30,
	2013	2012

Balances at the beginning of the period	$212,458	$200,643
Noncontrolling shareholder interests in acquired businesses	41,861	15,218
Investments by noncontrolling shareholders	—	3,591
Purchases of subsidiary shares from and distributions to noncontrolling shareholders	(2,119)	(6,789)
Accretion in carrying value	19,813	—

Balances at the end of the period	$272,013	$212,663

Upon the occurrence of certain events that are defined in the underlying operating agreements, some noncontrolling shareholders may require our affected subsidiary to purchase their minority equity holdings. Specifically, we may be required to purchase the 30% noncontrolling interest in Lake Norman Regional Medical Center for the higher of fair market value or $150.0 million upon the completion of the Merger (as described in Note 14). Accordingly, upon entering into the Merger Agreement, it became probable that this noncontrolling interest will become redeemable. As such, starting in August 2013 and up to the estimated date of closing, we will record adjustments on a straight line basis to this noncontrolling interest and recognize the respective impact to earnings per share. Otherwise, we believe that it is not probable that the contingent

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Acquisitions, Joint Ventures and Other Activity (continued)

rights of any other noncontrolling shareholders will vest because there are no circumstances known to us that would trigger such equity repurchase obligations of our subsidiaries. Accordingly, insofar as the contingent rights are concerned, the carrying values of the related redeemable equity securities have not been adjusted since being initially recorded.

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

One of our subsidiaries acquired Riverside on September 30, 2011. The hospital at the Riverside location was closed prior to our acquisition. Although we are currently evaluating various disposal alternatives, the timing of a divestiture of Riverside has not yet been determined. At both September 30, 2013 and December 31, 2012, the assets held for sale in our condensed consolidated balance sheets were comprised of the remaining property, plant and equipment at the location.

The table below sets forth the underlying details of our discontinued operations (in thousands) during the three and nine months ended September 30, 2012 (there was no such activity during the three and nine months ended September 30, 2013).

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Net revenue before the provision for doubtful accounts	$—	$7,316
Provision for doubtful accounts	—	(2,139)

Net revenue	—	5,177

Salaries and benefits	192	4,587
Depreciation and amortization	—	1,988
Other operating expenses	889	5,791
Loss on sales of assets	—	1,102
Long-lived asset and goodwill impairment charges	1,187	1,187

	2,268	14,655

Loss before income taxes	(2,268)	(9,478)
Income tax benefit	879	3,673

Loss from discontinued operations	$(1,389)	$(5,805)

Activity Subsequent to September 30, 2013. On October 7, 2013, we announced that we had signed a definitive agreement to sell Williamson Memorial Hospital (“Williamson”), a 76-bed general acute care hospital in Williamson, West Virginia. Subject to regulatory approvals, we anticipate this transaction will close on or before March 31, 2014. Williamson will be reflected as discontinued operations in our next Annual Report on Form 10-K. Accordingly, Williamson’s results of operations and cash flows, which are not material to the consolidated financial statements as a whole for all periods presented, will be reclassified to discontinued operations in the consolidated financial statements, and the corresponding assets and liabilities will be segregated on the balance sheets.

10.	Income Taxes

Our effective income tax rates were approximately 54.8% and 32.0% during the nine months ended September 30, 2013 and 2012, respectively, and 47.2% and 28.6% during the three months ended September 30, 2013 and 2012, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, reduced our effective income tax rates by approximately 310 basis points and 370 points during the three and nine months ended September 30, 2012, respectively. The impact was an increase of 120 basis points and 690 basis points during the three and nine months ended September 30, 2013, respectively.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Income Taxes (continued)

Our effective income tax rates were impacted by the finalization of certain federal and state income tax returns, the satisfactory completion of certain state tax audits and examinations and the lapsing of state statutes of limitations. The impacts of these items, combined with the overall decrease in income from continuing operations, contributed to the overall change in effective income tax rate.

Our net federal and state income tax payments during the nine months ended September 30, 2013 and 2012 approximated $6.3 million and $38.3 million, respectively.

11.	Accumulated Other Comprehensive Income (Loss)

GAAP defines comprehensive income as the change in equity of a business enterprise from transactions and other events and circumstances that relate to non-owner sources. Rollforwards of our accumulated other comprehensive income (loss) are presented in the table below (in thousands).

	Unrealized Gains (Losses) on Available-for-Sale Securities	Interest Rate Swap Contract	Totals
Balances at January 1, 2013, net of income taxes of $27,192	$6,017	$(47,957)	$(41,940)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $1,514	2,807	—	2,807
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $(945)	(1,756)	—	(1,756)
Reclassification adjustments for amortization of expense into net income, net of income taxes of $20,774	—	32,741	32,741

Balances at September 30, 2013, net of income taxes of $5,848	$7,068	$(15,216)	$(8,148)

Balances at January 1, 2012, net of income taxes of $60,635	$831	$(96,271)	$(95,440)
Unrealized gains (losses) on available-for-sale securities, net of income taxes of $3,092	5,736	—	5,736
Adjustments for net (gains) losses reclassified into net income, net of income taxes of $(119)	(221)	—	(221)
Reclassification adjustments for amortization of expense into net income, net of income taxes of $23,267	—	36,670	36,670

Balances at September 30, 2012, net of income taxes of $34,395	$6,346	$(59,601)	$(53,255)

Supplemental information about our accumulated other comprehensive income (loss) reclassification adjustments is summarized in the table below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the
	2013	2012	2013	2012	Consolidated Statements of Income
Available-for-sale securities	$(706)	$(443)	$(2,700)	$(340)	Other
Income tax expense	247	155	945	119	Income tax benefit (provision)

Available-for-sale securities, net reclassification	$(459)	$(288)	$(1,755)	$(221)	Consolidated net income

Interest rate swap contract	$17,208	$19,404	$53,515	$59,937	Interest expense
Income tax expense	(6,680)	(7,533)	(20,774)	(23,267)	Income tax benefit (provision)

Interest rate swap contract, net reclassification	$10,528	$11,871	$32,741	$36,670	Consolidated net income

Prior to a debt restructuring that we completed on November 18, 2011, which is discussed at Note 3 to the audited consolidated financial statements included in our 2012 Form 10-K, our interest rate swap contract had been a perfectly effective cash flow hedge instrument that was used to manage the risk of variable interest rate fluctuation on certain long-term debt. Changes in the estimated fair value of our interest rate swap contract were previously recognized as a component of other comprehensive income (loss). As a result of our debt restructuring, the interest rate swap contract is no longer an effective cash flow hedge instrument. Therefore, changes in its estimated fair value subsequent to our debt restructuring are no longer included in other comprehensive income (loss) but are recognized in our consolidated statements of operations as a component of interest expense. Future amortization of the accumulated other comprehensive loss attributable to our interest rate swap contract is expected to approximate $24.9 million during the period from October 1, 2013 to the expiration of the interest rate swap contract in February 2014.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Commitments and Contingencies

Physician and Physician Group Guarantees. We are committed to providing financial assistance to physicians and physician groups practicing in the communities that our hospitals serve through certain recruiting arrangements and professional services agreements. At September 30, 2013, we were committed to guarantees of approximately $212.9 million under such arrangements. The actual amounts advanced will depend on the financial results of each physician’s and physician group’s private practice during the related contractual measurement period, which generally approximates one to two years. We believe that the recorded liabilities for physician and physician group guarantees of $77.0 million and $89.7 million at September 30, 2013 and December 31, 2012, respectively, are adequate and reasonable; however, there can be no assurances that the ultimate liability will not exceed our estimates.

Medicare/Medicaid Billing Lawsuit. On January 11, 2010, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Note 12) and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which was similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the U.S. District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. The Government’s motion remains pending at this time. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. On July 10, 2013, the court denied plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. The case is now on appeal to the Eleventh Circuit Court of Appeals. On August 26, 2013, plaintiff submitted his initial brief and, on October 15, 2013, defendants filed their answer brief and on November 8, 2013 plaintiff filed his reply brief. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

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

On April 25, 2013, Health Management received a subpoena from the SEC, issued pursuant to an investigation, requesting documents related to accounts receivable, billing write-downs, contractual adjustments, reserves for doubtful accounts, and accounts receivable aging, and revenue from Medicare, Medicaid and from privately insured or uninsured patients. On June 5, 2013, Health Management received a supplemental subpoena from the SEC which requests additional financial reports. This investigation is ongoing and we are cooperating with the SEC’s investigation. We are unable to determine the potential course or impact, if any, of this investigation.

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

Class Action and Derivative Action Lawsuits. On April 30, 2012, two class action lawsuits that were brought against Health Management and certain of its then executive officers, one of whom was at that time also a director, were

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Commitments and Contingencies (continued)

consolidated in the U.S. District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc., et al. (Case No. 2:12-cv-00046-JES-DNF) and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the lead plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased our common stock during the period from July 27, 2009, through January 9, 2012. The amended consolidated complaint (i) alleges that Health Management made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Among other things, the plaintiffs claim that Health Management inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 11, 2013, the defendants were served with the second amended consolidated complaint, which asserts the same claims as the amended consolidated complaint. As of August 15, 2013, the defendants’ motion to dismiss the second amended complaint for failure to state a claim and plead facts required by the Private Securities Litigation Reform Act was fully submitted and awaiting the Court’s decision. We intend to vigorously defend against the allegations in this lawsuit. We are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

On January 22, 2013, a putative shareholder derivative action entitled The City of Haverhill Retirement System v. Dauten, et al. (Case No. 8:13-cv-00213) was filed in the U.S. District Court for the Middle District of Florida, Tampa Division, purportedly on behalf of Health Management against its then directors. Health Management was also named as a nominal defendant. The complaint alleges that, among other things, the defendants breached their fiduciary duties to Health Management and its stockholders by supposedly causing Health Management to undertake a scheme to defraud Medicare by improperly admitting certain emergency room patients as “inpatients” in violation of the False Claims Act and then issuing false and misleading public statements about Health Management’s financial outlook and compliance with laws and regulations. The complaint also alleges that the defendants breached their fiduciary duties by exposing Health Management to potentially significant civil and criminal penalties as a result of the aforementioned investigations by HHS-OIG and the DOJ as well as the stockholder class action and other ongoing litigation. The complaint seeks monetary damages from the defendants, other than Health Management. On February 8, 2013, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:13-cv-00092). On April 10, 2013 the plaintiff filed an amended complaint which asserts the same claims as its prior complaint, but also names two of the Company’s then executives as defendants. On May 15, 2013, the defendants moved to dismiss the amended complaint for threshold lack of derivative standing, for failure to make a demand on the Board, and for failure to state a claim. On June 26, 2013, the plaintiff opposed the defendants’ motion to dismiss, and on August 16, 2013, the plaintiff moved to amend its complaint to add class action claims related to the Merger Agreement. On August 19, 2013, the defendants moved to suspend briefing on their motion to dismiss pending the outcome of the plaintiff’s motion for leave to amend. On August 20, 2013, the Court granted an order suspending briefing on the defendants’ motion to dismiss and setting a schedule for the briefing of the plaintiff’s motion for leave to amend, which was fully submitted for the Court’s decision as of October 8, 2013. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

On July 23, 2013, an action entitled Town of Davie Police Officers’ Pension Plan v. Dauten, et al. (C.A. No. 8742) was filed in the Court of Chancery of the State of Delaware. This action purportedly was brought as a class action on behalf of all of Health Management’s stockholders, as well as derivatively on behalf of Health Management against Health Management’s then directors and Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and Deutsche Bank Securities, Inc. The complaint alleges, among other things, that those directors breached their fiduciary duties (i) by approving a credit agreement in 2011 that contains a change of control covenant which plaintiff contends will coerce shareholders into supporting the re-election of Health Management’s incumbent board of directors and (ii) by not approving Glenview Nominees for election to Health Management’s Board of Directors for purposes of seeking a waiver of the change of control covenant. The complaint further alleges that the Wells Fargo and Deutsche Bank defendants aided and abetted such breaches. The complaint seeks declaratory and injunctive relief, including (i) a declaration that those directors breached their fiduciary duties by entering into the credit agreement and (ii) an order permanently enjoining the board of directors from invoking or enforcing the change of control covenant in the credit agreement. Plaintiff also seeks unspecified damages from those directors and an award of attorneys’ fees and costs. On September 20, 2013, the defendants moved to dismiss this action for lack of subject matter jurisdiction, as well as the plaintiff’s failure to make a demand on the Board of Directors and failure to state a claim. We intend to defend this action.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Commitments and Contingencies (continued)

Five putative class action lawsuits challenging the Merger have been filed on behalf of a putative class consisting of Health Management’s stockholders. Four were filed in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida: (1) Aliaga v. Health Mgmt. Assocs., Inc., et al., Civ. No. 13-2288-CA (“Aliaga”), filed on August 1, 2013; (2) Copeland v. Health Mgmt. Assocs., Inc., et al., Case No. 13-2356-CA (“Copeland”), filed on August 8, 2013; (3) Lopriore v. Health Mgmt. Assocs., Inc., et al., Case No. 13-2307-CA (“Lopriore”), filed on August 5, 2013; and (4) Smilow v. Health Mgmt. Assocs., Inc., et al., Case No. 13-2371-CA (“Smilow”), filed on August 13, 2013 (collectively, the “Florida Actions”). The fifth case, Margolis, et al. v. Schoen, et al., C.A. No. 8774-CS, was filed in the Court of Chancery of the State of Delaware on August 5, 2013. With limited exceptions, these actions name Health Management, former members of its board of directors, CHS, and Merger Sub as defendants. Generally, the plaintiffs in these actions allege that those directors breached their fiduciary duties to Health Management stockholders by, among other things, approving the Merger Agreement for allegedly inadequate consideration, following an allegedly unfair sale process that favored the interests of CHS and those directors over Health Management stockholders, and that CHS and Merger Sub aided and abetted such alleged breaches of fiduciary duty. The plaintiffs further allege that those directors breached their fiduciary duties by agreeing to terms in the Merger Agreement that favor CHS and deter alternative bids. The actions seek, among other things, an injunction against the completion of the Merger (or rescission of the Merger Agreement to the extent it has been implemented) and the payment of attorneys’ fees and expenses. We intend to defend these actions.

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

13.	Change in Control and Other Costs

On June 25, 2013, Glenview filed with the SEC a preliminary consent solicitation statement which, among other things, sought consent from our stockholders to remove all of the members of our then existing Board of Directors and replace them with the Glenview Nominees. On July 19, 2013, Glenview filed its definitive consent solicitation statement with the SEC and solicited consent from our stockholders (the “Glenview Consent Solicitation Process”). As a result of the Glenview Consent Solicitation Process, on August 16, 2013, all of the incumbent board members were removed and replaced by the Glenview Nominees. Such event constituted a change in control (the “Change in Control”) pursuant to the Health Management Associates, Inc. amended and restated 1996 Executive Incentive Compensation Plan (the “EICP”) and the 2006 Outside Director Restricted Stock Award Plan (the “2006 Director Plan”). As a result of such Change in Control and pursuant to the terms of the EICP and 2006 Director Plan and the applicable award agreements, all of the outstanding and unvested equity and performance cash awards held became vested. At such time an aggregate of approximately 7.3 million shares of common stock were subject to unvested restricted stock and deferred stock awards. The vesting of the stock resulted in the recognition of approximately $42.1 million of incremental stock compensation expense.

In addition, holders of stock options issued under the EICP were entitled to receive a cash payment due to the Change in Control and based on terms as defined in the EICP. This cash payment resulted in recognition of approximately $4.0 million of incremental compensation expense.

Finally, certain employees held an aggregate of approximately $39.0 million of unvested cash awards issued under the EICP. All such awards immediately vested upon the Change in Control.

Related to the Merger Agreement and the Glenview Consent Solicitation Process, we have incurred substantial costs associated with various advisors, including bankers, attorneys and others, and we have also entered into certain retention and severance agreements with key personnel. Outside fees associated with these events were approximately $12.3 million for the three and nine months ended September 30, 2013. Severance and retention costs were approximately $5.4 million and $14.6 million for the three and nine months, respectively, ended September 30, 2013.

All of the above items have been recognized as “Change in control and other related expense” in the Consolidated Statements of Operations in Item 1 of this report.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Agreement and Plan of Merger

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.01 per share, (the “HMA Common Stock”) issued and outstanding immediately prior to the Effective Time (other than our treasury shares and any of our shares owned by CHS, Merger Sub or any subsidiary of CHS (other than Merger Sub), us or Merger Sub, and other than shares of HMA Common Stock as to which dissenters’ rights have been properly exercised) will be cancelled and converted into the right to receive (i) $10.50 in cash, without interest (the “Cash Consideration”), (ii) 0.06942 (the “Exchange Ratio”) of a share of CHS common stock, par value $0.01 per share, (the “CHS Common Stock”) and (iii) one contingent value right (each, a “CVR” and collectively, the “CVRs”) issued by CHS subject to and in accordance with the CVR Agreement described below (collectively, the “Merger Consideration”).

Additionally, at the Effective Time (i) each outstanding option to acquire shares of HMA Common Stock, whether or not then vested, will be cancelled and terminated in exchange for the right to receive a number of shares of HMA Common Stock equal to the number of shares of HMA Common Stock subject to such stock option minus the number of shares of HMA Common Stock subject to such option which, when multiplied by the per share closing price of HMA Common Stock as reported on the New York Stock Exchange the day before the Effective Time, is equal to the aggregate exercise price of such option; (ii) each outstanding restricted stock award, whether or not then vested, will vest in full and be treated as an outstanding share of HMA Common Stock; (iii) each deferred stock award that is then outstanding, whether or not then vested, will be cancelled and exchanged for a number of shares of HMA Common Stock underlying such deferred stock award so cancelled; and (iv) each performance cash award, whether or not then vested, will vest in full and be cancelled in exchange for a lump sum cash payment. Any shares of HMA Common Stock issued pursuant to the foregoing will be cancelled and converted into the right to receive the Merger Consideration at the Effective Time.

The Merger Agreement provides that we may not solicit competing acquisition proposals, subject to certain exceptions designed to allow our Board of Directors to fulfill its fiduciary duties.

The consummation of the Merger is subject to closing conditions, including the approval of holders of at least 70% of our outstanding shares, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the receipt of certain healthcare regulatory approvals, the absence of certain governmental adverse events occurring with respect to us, the absence of a “material adverse effect” with respect to us or CHS, no change of control acceleration of our debt having occurred and other conditions customary for a transaction of this type.

The Merger Agreement also provides for certain termination rights for both us and CHS. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay CHS a termination fee of $109 million. In the event either party terminates the Merger Agreement because our stockholders do not approve the Merger Agreement, then we may be required to pay CHS a fixed amount of $40 million in expense reimbursement.

We and CHS each made certain representations, warranties and covenants in the Merger Agreement, including, among other things, covenants by us and CHS to conduct our businesses in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger.

Upon the closing of the Merger, CHS and a trustee mutually acceptable to us and CHS will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) governing the terms of the CVRs. A holder of a CVR will be entitled to receive a cash payment of $1.00 per CVR (the “CVR Payment”), following and conditioned upon the final resolution of certain of our legal matters, as defined in the CVR Agreement, (the “Existing Litigation”). If the amount of certain specified losses (including attorneys fees and expenses) arising out of or relating to the Existing Litigation exceeds $18.0 million (the “Deductible”), the amount paid to the CVR holders would be reduced by $0.90 for each dollar for which the amount of such losses exceeds the Deductible. For purposes of calculating the CVR Payment, the amount of such losses will be net of any amounts actually recovered by CHS under insurance policies. After the closing of the Merger, CHS shall control the management and disposition of the Existing Litigation, including with respect to the defense, negotiation and settlement thereof.

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc. (referred to as the “Parent Issuer” for the remainder of this Note 14) is the primary obligor under the Credit Facilities, as well as our 6.125% Senior Notes due 2016 and our 7.375% Senior Notes due 2020. Certain of the Parent Issuer’s material domestic subsidiaries that are 100% owned (the “Guarantor Subsidiaries”) provide joint and several unconditional guarantees as to payment for borrowings under such long-term debt arrangements; however, other Parent Issuer subsidiaries (the “Non-Guarantor Subsidiaries”) have not been required to provide any such guarantees. See Note 3 herein and Note 3 to the audited consolidated financial statements included in our 2012 Form 10-K for further information regarding our long-term debt arrangements. Following are schedules which present condensed consolidating financial statements as of September 30, 2013 and December 31, 2012, as well as the three and nine months ended September 30, 2013 and 2012. However, this financial information may not necessarily be indicative of the results of operations, cash flows or financial position of the Parent Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries if they had operated as independent entities.

Health Management Associates, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$969,614	$707,065	$—	$1,676,679
Provision for doubtful accounts	—	(149,979)	(105,457)	—	(255,436)

Net revenue	—	819,635	601,608	—	1,421,243

Salaries and benefits	—	307,950	347,889	—	655,839
Supplies	—	143,672	76,850	—	220,522
Rent expense	—	19,652	20,841	—	40,493
Other operating expenses	—	191,942	179,450	—	371,392
Medicare and Medicaid HCIT incentive payments	—	(1,972)	(43)	—	(2,015)
Change in control and other related expense	—	—	102,886	—	102,886
Equity in the earnings of consolidated subsidiaries	47,816	—	—	(47,816)	—
Depreciation and amortization	9,294	55,331	34,726	—	99,351
Interest expense	65,231	2,652	2,864	—	70,747
Other	305	275	304	—	884

	122,646	719,502	765,767	(47,816)	1,560,099

Income (loss) from continuing operations before income taxes	(122,646)	100,133	(164,159)	47,816	(138,856)
Income tax (expense) benefit	45,814	(66,809)	86,504	—	65,509

Income (loss) from continuing operations	(76,832)	33,324	(77,655)	47,816	(73,347)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Consolidated net income (loss)	(76,832)	33,324	(77,655)	47,816	(73,347)
Net income attributable to noncontrolling interests	—	—	(3,485)	—	(3,485)
Accretion of redeemable equity securities	—	—	(19,813)	—	(19,813)

Net income (loss) attributable to Health Management Associates, Inc. common stockholders	$(76,832)	$33,324	$(100,953)	$47,816	$(96,645)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income (loss)	$(76,832)	$33,324	$(77,655)	$47,816	$(73,347)
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	—	—	4,720	—	4,720
Adjustments for net (gains) losses reclassified into net income	—	—	(706)	—	(706)
Interest rate swap contract:
Reclassification adjustments for amortization into net income	17,208	—	—	—	17,208

Other comprehensive income before income taxes	17,208	—	4,014	—	21,222
Income tax expense related to items of other comprehensive income	(6,680)	—	(1,405)	—	(8,085)

Other comprehensive income (loss), net	10,528	—	2,609	—	13,137

Total consolidated comprehensive income (loss)	(66,304)	33,324	75,046	47,816	(60,210)
Total comprehensive income (loss) attributable to noncontrolling interests	—	—	(3,485)	—	(3,485)
Accretion of redeemable equity securities	—	—	(19,813)	—	(19,813)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$(66,304)	$33,324	$(98,344)	$47,816	$(83,508)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2012

(in thousands)

(restated)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$1,004,282	$658,655	$—	$1,662,937
Provision for doubtful accounts	—	(143,884)	(80,194)	—	(224,078)

Net revenue	—	860,398	578,461	—	1,438,859

Salaries and benefits	—	333,294	304,011	—	637,305
Supplies	—	147,995	68,824	—	216,819
Rent expense	—	21,409	20,398	—	41,807
Other operating expenses	—	182,506	149,850	—	332,356
Medicare and Medicaid HCIT incentive payments	—	(15,990)	(8,234)	—	(24,224)
Equity in the earnings of consolidated subsidiaries	(93,895)	—	—	93,895	—
Depreciation and amortization	4,946	52,819	33,798	—	91,563
Interest expense	72,789	2,507	1,620	—	76,916
Other	(361)	(137)	(1,865)	—	(2,363)

	(16,521)	724,403	568,402	93,895	1,370,179

Income from continuing operations before income taxes	16,521	135,995	10,059	(93,895)	68,680
Income tax (expense) benefit	24,422	(42,704)	(1,381)	—	(19,663)

Income from continuing operations	40,943	93,291	8,678	(93,895)	49,017
Loss from discontinued operations, net of income taxes	—	—	(1,389)	—	(1,389)

Consolidated net income	40,943	93,291	7,289	(93,895)	47,628
Net income attributable to noncontrolling interests	—	8	(6,693)	—	(6,685)

Net income (loss) attributable to Health Management Associates, Inc. common stockholders	$40,943	$93,299	$596	$(93,895)	$40,943

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2012

(in thousands)

(restated)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$40,943	$93,291	$7,289	$(93,895)	$47,628
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	(1)	—	4,245	—	4,244
Adjustments for net (gains) losses reclassified into net income	—	—	(443)	—	(443)
Interest rate swap contract:
Reclassification adjustments for amortization into net income	19,404	—	—	—	19,404

Other comprehensive income (loss) before income taxes	19,403	—	3,802	—	23,205
Income tax expense related to items of other comprehensive income	(7,531)	—	(1,332)	—	(8,863)

Other comprehensive income (loss), net	11,872	—	2,470	—	14,342

Total consolidated comprehensive income	52,815	93,291	9,759	(93,895)	61,970
Total comprehensive income attributable to noncontrolling interests	—	8	(6,693)	—	(6,685)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$52,815	$93,299	$3,066	$(93,895)	$55,285

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc.

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$3,017,338	$2,083,136	$—	$5,100,474
Provision for doubtful accounts	—	(432,025)	(297,670)	—	(729,695)

Net revenue	—	2,585,313	1,785,466	—	4,370,779

Salaries and benefits	—	962,221	1,051,294	—	2,013,515
Supplies	—	459,728	229,306	—	689,034
Rent expense	—	61,619	64,087	—	125,706
Other operating expenses	—	561,775	482,207	—	1,043,982
Medicare and Medicaid HCIT incentive payments	—	(11,876)	(11,731)	—	(23,607)
Change in control and other related expense	—	—	112,026	—	112,026
Equity in the earnings of consolidated subsidiaries	(62,752)	—	—	62,752	—
Depreciation and amortization	22,936	164,838	101,821	—	289,595
Interest expense	198,238	8,082	6,032	—	212,352
Other	1,150	(248)	(3,750)	—	(2,848)

	159,572	2,206,139	2,031,292	62,752	4,459,755

Income (loss) from continuing operations before income taxes	(159,572)	379,174	(245,826)	(62,752)	(88,976)
Income tax (expense) benefit	106,588	(181,786)	123,994	—	48,796

Income (loss) from continuing operations	(52,464)	197,388	(121,832)	(62,752)	(40,180)
Loss from discontinued operations, net of income taxes	—	—	—	—	—

Consolidated net income (loss)	(52,464)	197,388	(121,832)	(62,752)	(40,180)
Net income attributable to noncontrolling interests	—	—	(12,804)	—	(12,804)
Accretion of redeemable equity securities	—	—	(19,813)		(19,813)

Net income (loss) attributable to Health Management Associates, Inc. common stockholders	$(52,464)	$197,388	$(154,449)	$(62,752)	$(72,797)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income (loss)	$(52,984)	$197,388	$(121,832)	$(62,752)	$(40,180)
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	—	—	4,321	—	4,321
Adjustments for net (gains) losses reclassified into net income	—	—	(2,700)	—	(2,700)
Interest rate swap contract:
Reclassification adjustments for amortization into net income	53,515	—	—	—	53,515

Other comprehensive income before income taxes	53,515	—	1,621	—	55,136
Income tax expense related to items of other comprehensive income	(20,774)	—	(569)	—	(21,343)

Other comprehensive income (loss), net	32,741	—	1,052	—	33,793

Total consolidated comprehensive income (loss)	(20,243)	197,388	(120,780)	(62,752)	(6,387)
Total comprehensive income attributable to noncontrolling interests	—	—	(12,804)	—	(12,804)
Accretion of redeemable equity securities	—	—	(19,813)	—	(19,813)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$(20,243)	$197,388	$(153,397)	$(62,752)	$(39,004)

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc.

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2012

(in thousands)

(restated)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenue before the provision for doubtful accounts	$—	$3,059,365	$1,974,131	$—	$5,033,496
Provision for doubtful accounts	—	(395,487)	(244,415)	—	(639,902)

Net revenue	—	2,663,878	1,729,716	—	4,393,594

Salaries and benefits	—	1,007,196	934,279	—	1,941,475
Supplies	—	464,888	212,528	—	677,416
Rent expense	—	67,522	62,999	—	130,521
Other operating expenses	—	552,278	418,335	—	970,613
Medicare and Medicaid HCIT incentive payments	—	(18,612)	(11,263)	—	(29,875)
Equity in the earnings of consolidated subsidiaries	(267,785)	—	—	267,785	—
Depreciation and amortization	10,623	152,230	92,722	—	255,575
Interest expense	229,237	7,180	4,632	—	241,049
Other	(768)	(299)	(678)	—	(1,745)

	(28,693)	2,232,383	1,713,554	267,785	4,185,029

Income from continuing operations before income taxes	28,693	431,495	16,162	(267,785)	208,565
Income tax (expense) benefit	85,504	(154,263)	1,953	—	(66,806)

Income from continuing operations	114,197	277,232	18,115	(267,785)	141,759
Loss from discontinued operations, net of income taxes	—	—	(5,805)	—	(5,805)

Consolidated net income	114,197	277,232	12,310	(267,785)	135,954
Net income attributable to noncontrolling interests	—	(133)	(21,624)	—	(21,757)

Net income (loss) attributable to Health Management Associates, Inc. common stockholders	$114,197	$277,099	$(9,314)	$(267,785)	$114,197

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc.

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2012

(in thousands)

(restated)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Consolidated net income	$114,197	$277,232	$12,310	$(267,785)	$135,954
Components of other comprehensive income before income taxes attributable to:
Available-for-sale securities:
Unrealized gains (losses), net	66	—	8,762	—	8,828
Adjustments for net (gains) losses reclassified into net income	—	—	(340)	—	(340)
Interest rate swap contract:
Reclassification adjustments for amortization into net income	59,937	—	—	—	59,937

Other comprehensive income before income taxes	60,003	—	8,422	—	68,425
Income tax expense related to items of other comprehensive income	(23,292)	—	(2,948)	—	(26,240)

Other comprehensive income, net	36,711	—	5,474	—	42,185

Total consolidated comprehensive income	150,908	277,232	17,784	(267,785)	178,139
Total comprehensive income attributable to noncontrolling interests	—	(133)	(21,624)	—	(21,757)

Total comprehensive income (loss) attributable to Health Management Associates, Inc. common stockholders	$150,908	$277,099	$(3,840)	$(267,785)	$156,382

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

September 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$(11,989)	$10,974	$2,306	$—	$1,291
Available-for-sale securities	—	—	62,961	—	62,961
Accounts receivable, net	—	551,445	418,687	—	970,132
Supplies, prepaid expenses and other assets	3,605	134,892	88,055	—	226,552
Prepaid and recoverable income taxes	164,803	—	—	—	164,803
Restricted funds	—	—	30,667	—	30,667
Assets held for sale	—	—	6,250	—	6,250

Total current assets	156,419	697,311	608,926	—	1,462,656

Property, plant and equipment, net	165,248	2,272,618	1,152,966	—	3,590,832
Investments in consolidated subsidiaries	3,767,387	—	—	(3,767,387)	—
Restricted funds	—	—	125,042	—	125,042
Intercompany receivables	931,826	343,308	—	(1,275,134)	—
Goodwill	—	654,500	378,213	—	1,032,713
Deferred charges and other assets	87,404	101,170	225,086	—	413,660

Total assets	$5,108,284	$4,068,907	$2,490,233	$(5,042,521)	$6,624,903

Current liabilities:
Accounts payable	$13,693	$91,004	$55,868	$—	$160,565
Accrued expenses and other current liabilities	62,355	226,184	282,241	—	570,780
Deferred income taxes	10,169	—	—	—	10,169
Current maturities of long-term debt and capital lease obligations	80,690	22,666	7,424	—	110,780

Total current liabilities	166,907	339,854	345,533	—	852,294

Deferred income taxes	386,543	—	—	—	386,543
Long-term debt and capital lease obligations, less current maturities	3,468,883	81,083	86,982	—	3,636,948
Intercompany payables	27,008	—	1,248,126	(1,275,134)	—
Other long-term liabilities	61,988	92,920	314,604	—	469,512

Total liabilities	4,111,329	513,857	1,995,245	(1,275,134)	5,345,297

Redeemable equity securities	—	—	272,013	—	272,013

Stockholders’ equity:
Total Health Management Associates, Inc. stockholders’ equity	996,955	3,555,050	212,337	(3,767,387)	996,955
Noncontrolling interests	—	—	10,638	—	10,638

Total stockholders’ equity	996,955	3,555,050	222,975	(3,767,387)	1,007,593

Total liabilities and stockholders’ equity	$5,108,284	$4,068,907	$2,490,233	$(5,042,521)	$6,624,903

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc.

Condensed Consolidating Balance Sheet

December 31, 2012

(in thousands)

(restated)

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

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

(in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$(184,216)	$344,180	$(39,756)	$120,208

Cash flows from investing activities:
Additions to property, plant and equipment	(70,328)	(74,414)	(62,910)	(207,652)
Acquisitions of hospitals and other ancillary health care businesses	—	—	(173,653)	(173,653)
Purchases of available-for-sale securities	(426,197)	—	(45,718)	(471,915)
Proceeds from sales of available-for-sale securities	491,471	—	38,728	530,199
Other investing activities	—	1,547	3,753	5,300

Net cash provided by (used in) continuing investing activities	(5,054)	(72,867)	(239,800)	(317,721)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	476,900	—	—	476,900
Principal payments on debt and capital lease obligations	(337,166)	(18,193)	(3,152)	(358,511)
Payments of debt issuance costs	(1,588)	—	—	(1,588)
Proceeds from exercises of stock options	27,949	—	—	27,949
Cash payments to noncontrolling shareholders	—	—	(24,175)	(24,175)
Changes in intercompany balances, net	(31,084)	(266,969)	298,053	—
Equity compensation excess income tax benefits	19,056	—	—	19,056

Net cash provided by (used in) continuing financing activities	154,007	(285,162)	270,726	139,631

Net increase (decrease) in cash and cash equivalents	(35,203)	(13,849)	(8,830)	(57,882)
Cash and cash equivalents at the beginning of the period	23,214	24,823	11,136	59,173

Cash and cash equivalents at the end of the period	$(11,989)	$10,974	$2,306	$1,291

HEALTH MANAGEMENT ASSOCIATES, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Supplemental Condensed Consolidating Financial Statements

Health Management Associates, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(in thousands)

(restated)

	Parent Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Net cash provided by (used in) continuing operating activities	$(86,109)	$445,061	$99,113	$458,065

Cash flows from investing activities:
Additions to property, plant and equipment	(16,705)	(201,571)	(64,067)	(282,343)
Acquisitions of hospitals and other ancillary health care businesses	—	(800)	(70,675)	(71,475)
Purchases of available-for-sale securities	(1,395,665)	—	(35,883)	(1,431,548)
Proceeds from sales of available-for-sale securities	1,380,985	—	31,595	1,412,580
Other investing activities	—	—	(15,399)	(15,399)

Net cash provided by (used in) continuing investing activities	(31,385)	(202,371)	(154,429)	(388,185)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	17,000	—	—	17,000
Principal payments on debt and capital lease obligations	(68,890)	(12,456)	(6,581)	(87,927)
Payments for debt issuance costs	(636)	—	—	(636)
Cash received from noncontrolling shareholders	—	—	3,591	3,591
Cash payments to noncontrolling shareholders	—	(3,431)	(27,384)	(30,815)
Changes in intercompany balances, net	149,062	(274,666)	125,604	—
Equity compensation excess income tax benefits	1,444	—	—	1,444

Net cash provided by (used in) continuing financing activities	97,980	(290,553)	95,230	(97,343)

Net increase (decrease) in cash and cash equivalents before discontinued operations	(19,514)	(47,863)	39,914	(27,463)
Net cash used in discontinued operations	—	—	(1,462)	(1,462)

Net increase (decrease) in cash and cash equivalents	(19,514)	(47,863)	38,452	(28,925)
Cash and cash equivalents at the beginning of the period	28,586	47,094	(11,537)	64,143

Cash and cash equivalents at the end of the period	$9,072	$(769)	$26,915	$35,218

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

This Item 2 has been amended and restated to give effect to the restatement of our consolidated financial statements for the three and nine months ended September 30, 2012 due to an error in the Company’s application of the requirements for certifying its EHR technology under various Medicare and Medicaid HCIT programs and corrects certain unrelated immaterial errors. See Note 2 to the consolidated financial statements in Item 1 of this report for additional information

Overview

As of September 30, 2013, Health Management Associates, Inc. by and through its subsidiaries (collectively, “we,” “our” or “us”) operated 71 hospitals with a total of 10,782 licensed beds in non-urban communities in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Washington and West Virginia. The operating results of hospitals and other ancillary health care businesses that we acquire are included in our consolidated financial statements subsequent to the date of acquisition.

On July 29, 2013, we entered into a definitive merger agreement with Community Health Systems, Inc. (“CHS”) pursuant to which, subject to the satisfaction of certain conditions, CHS will acquire us as described in more detail in Note 14 to the Interim Condensed Consolidated Financial Statements in Item 1 of this report.

Effective August 1, 2013, John M. Starcher Jr., who previously served as a Group President, was named our Interim President and Chief Executive Officer, succeeding Gary D. Newsome who retired as President, Chief Executive Officer and member of the board of directors effective July 31, 2013. Effective September 16, 2013, Gary S. Bryant, who previously served as our Senior Vice President and Controller, was appointed Senior Vice President and Interim Chief Financial Officer, succeeding Kelly E. Curry, whose employment as Executive Vice President and Chief Financial Officer ceased effective as of September 13, 2013.

As described in more detail in Note 13 to the Interim Condensed Consolidated Financial Statements in Item 1 of this report, as a result of consent solicitation process by Glenview Capital Partners, LLC and certain of its affiliated investment funds (collectively, “Glenview”), on August 16, 2013, we announced that a majority of our stockholders voted to appoint a new Board of Directors. As such, the persons nominated by Glenview were selected to serve on our Board of Directors. The new members of our Board of Directors are Steven Epstein, Mary Taylor Behrens, Kirk Gorman, Steven Guillard, Joann Reed, John McCarty, Steven Shulman and Peter Urbanowicz.

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

Our consolidated financial statements for the three and nine months ended September 30, 2012 have been restated due to an accounting error in the Company’s application of the requirements for certifying its electronic health record (“EHR”) technology under various Medicare and Medicare incentive programs and corrects certain immaterial unrelated errors. See Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding the restated financial statements. See also “Item 4 – Controls and Procedures” for a discussion of management’s conclusions regarding the existence of material weakness in internal control over financial reporting at September 30, 2013 related to the administration, oversight and accounting for the Company’s EHR enrollment process and the remediation thereof.

Our loss from continuing operations before income taxes was $138.9 million during the three months ended September 30, 2013, compared to income of $68.7 million for the same period in the prior year. A significant factor in our net loss for the three months ended September 30, 2013 were the change in control expenses incurred as a result of the change in our Board of Directors as well as the merger agreement with CHS. These costs include severance and retention accruals, stock compensation expenses upon acceleration of deferred and restricted stock award vesting and additional legal and audit fees. Additionally, decreases in same three month hospital inpatient admissions, adjusted admissions, surgeries and emergency room visits substantially impacted our income from continuing operations before income taxes.

During the three months ended September 30, 2013 our net revenue before the provision for doubtful accounts increased by $13.7 million as compared to the three months ended September 30, 2012. We experienced some revenue growth principally resulting from our April 1, 2013 acquisition of an 80% interest in Bayfront Health System, which includes Bayfront Medical Center, a tertiary and teaching hospital in St. Petersburg, Florida that is licensed to operate 480 beds, and certain health care operations. Items that adversely affected our operations and profitability during the three months ended September 30, 2013 included (i) overall volume declines resulting primarily from increased efforts by managed care/commercial payors to reduce inpatient utilization; (ii) reductions in government reimbursement due to sequestration as well as the ongoing impact of recovery audit contractor (“RAC”) audits and (iii) increases in the provision for doubtful accounts. Partially offsetting these factors were declines in operating costs due to volume as well as a result of expense management efforts. In addition, during the three months ended September 30, 2013, we recognized a benefit of approximately $2.0 million under various Medicare and Medicaid Healthcare Information Technology programs (collectively, the “HCIT Programs”). We recognized $24.2 million for such HCIT Programs during the three months ended September 30, 2012.

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

During the past several years, various economic and other factors have resulted in a large number of uninsured and underinsured patients seeking health care in the United States. Self-pay admissions as a percent of total admissions at our hospitals were approximately 7.0% and 7.4% during the three months ended September 30, 2013 and 2012, respectively. We continue to take various measures to address the impact of uninsured and underinsured patients on our business. Additionally, one of the primary goals of the Health Care Reform Act is to provide health insurance coverage to more Americans. Nevertheless, there can be no assurances that our self-pay admissions will not grow in future periods, especially in light of the prolonged downturn in the economy and correspondingly higher levels of unemployment in many of the markets served by our hospitals. Therefore, we regularly evaluate our self-pay patient policies and programs and consider changes or modifications as circumstances warrant.

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

Three Months ended September 30, 2013 Compared to the Three Months ended September 30, 2012

The tables below summarize our operating results for the applicable periods. Hospitals that were owned/leased and operated by us for one year or more as of September 30, 2013 are referred to as our same three month hospitals. For all year-over-year comparative discussions herein, the operating results of our same three month hospitals are only considered to the extent that there was a similar period of operation in both years.

	Three Months Ended September 30,
	2013		2012
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)
			(restated)
Net revenue before the provision for doubtful accounts	$1,676,679		$1,662,937
Provision for doubtful accounts	(255,436)		(224,078)

Net revenue	1,421,243	100.0%	1,438,859	100.0%

Salaries and benefits	655,839	46.1	637,305	44.3
Supplies	220,522	15.5	216,819	15.1
Rent expense	40,493	2.9	41,807	2.9
Other operating expenses	371,392	26.1	332,356	23.1
Medicare and Medicaid HCIT incentive payments	(2,015)	(0.1)	(24,224)	(1.7)
Change in control and other related expense	102,886	7.2	—	0.0
Depreciation and amortization	99,351	7.0	91,563	6.4
Interest expense	70,747	5.0	76,916	5.3
Other	884	0.1	(2,363)	(0.2)

	1,560,099	109.8	1,370,179	95.2

Income (loss) from continuing operations before income taxes	(138,856)	(9.8)	68,680	4.8
Income tax benefit (provision)	65,529	4.6	(19,663)	(1.4)

Income (loss) from continuing operations	$(73,347)	(5.2)%	$49,017	3.4%

	Three Months Ended September 30,				Percent Change
	2013	2012	Change

Same Three Month Hospitals *
Occupancy	35.1%	38.9%	(380	) bps **	n/a
Patient days	328,484	357,094	(28,610)		(8.0)%
Admissions	78,951	84,704	(5,753)		(6.8)%
Adjusted admissions †	166,284	171,206	(4,922)		(2.9)%
Emergency room visits	432,204	441,805	(9,601)		(2.2)%
Surgeries	95,169	97,253	(2,084)		(2.1)%
Outpatient revenue percent ¿	57.1%	55.4%	170	bps	n/a
Inpatient revenue percent ¿	42.9%	44.6%	(170	) bps	n/a

Total Hospitals
Occupancy	35.6%	38.9%	(330	) bps	n/a
Patient days	348,812	357,094	(8,282)		(2.3)%
Admissions	82,936	84,704	(1,768)		(2.1)%
Adjusted admissions †	171,215	171,206	9		0.0%
Emergency room visits	444,105	441,805	2,300		0.5%
Surgeries	97,603	97,253	350		0.4%
Outpatient revenue percent ¿	56.3%	55.4%	90	bps	n/a
Inpatient revenue percent ¿	43.7%	44.6%	(90	) bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume
¿	Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the three months ended September 30, 2013 was approximately $1,676.7 million as compared to $1,662.9 million during the three months ended September 30, 2012. This change represented an increase of $13.7 million, or 0.9%. Bayfront Health System contributed $76.2 million of net revenue before the provision for doubtful accounts. This amount was offset by a decrease of $62.5 million at our same three month hospitals in net revenue before the provision for doubtful accounts. Such decrease was primarily the result of a shift in payor mix and a reduction in volume. In addition, increased RAC activity and the impact of sequestration reduced net revenue by approximately $12.1 million. Further, during the three months ended September 30, 2012, we recognized approximately $19.0 million of underpayment recoveries that were not as significant in 2013.

Our provision for doubtful accounts during the three months ended September 30, 2013 increased 170 basis points to 15.2% of net revenue before the provision for doubtful accounts as compared to 13.5% of net revenue before the provision for doubtful accounts during the same period in the prior year. This change was primarily due to an increase in amounts considered to be patient responsibility including deductibles, co-payments and other amounts not covered by insurance.

Our consistently applied accounting policy is that accounts written off as charity and indigent care are not recognized in net revenue before the provision for doubtful accounts and, accordingly, such amounts have no impact on our provision for doubtful accounts. However, as a measure of our fiscal performance, we routinely aggregate amounts pertaining to our (i) provision for doubtful accounts, (ii) uninsured self-pay patient discounts and (iii) foregone/unrecognized revenue for charity and indigent care and divide the resulting total by the sum of our (a) net revenue before the provision for doubtful accounts, (b) uninsured self-pay patient discounts and (c) foregone/unrecognized revenue for charity and indigent care. We believe that this fiscal measure, which we refer to as our Uncompensated Patient Care Percentage, provides us with key information regarding the aggregate level of patient care for which we do not receive remuneration. During the three months ended September 30, 2013 and 2012, our Uncompensated Patient Care Percentage was 32.0% and 29.0%, respectively. This 300 basis point increase during the current period primarily reflects increased outpatient self-pay volume, particularly in our emergency rooms, and greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) increased from 44.3% during the three months ended September 30, 2012 to 46.1% during the same period in 2013. This increase was primarily due to disproportionately higher costs at our recent acquisitions, increased physician employment and investments in personnel as a part of centralization efforts at regional service centers. Such costs were partially offset by adjustments in staffing corresponding to changes in inpatient and outpatient volume, as well as the outsourcing of certain hospital support services.

Other operating expenses as a percent of net revenue increased from 23.1% during the three months ended September 30, 2012 to 26.1% during the same period in 2013. This increase was primarily due certain support services at our hospitals that have been outsourced and/or contracted to third parties.

During the three months ended September 30, 2013, we incurred $102.9 million of change in control and other related costs. No such amounts were incurred during the same 2012 period. These costs were comprised of $85.1 million of compensation related expenses, $12.3 million of outside professional fees and $5.4 million of severance and retention costs. The compensation expense resulted from an acceleration of various stock and cash awards, as well as cash payments for stock options, due to the change of the Board of Directors on August 16, 2013 as such change constituted a change of control as defined in such award agreements. The outside professional fees are a directly related to the merger agreement with CHS and the consent solicitation process of Glenview. The severance and retention costs represents accruals associated with various agreements entered into with key employees due to the merger agreement and other events.

Depreciation and amortization increased approximately $7.8 million during comparable periods. This increase resulted from: (i) our recent acquisitions; (ii) depreciation associated with hospitals that were replaced in early 2013 and 2012; and (iii) an increase in capitalized equipment.

Interest expense decreased from approximately $76.9 million during the three months ended September 30, 2012 to $70.7 million during the same period in 2013. Such decrease was primarily due to non-cash interest expense of $18.9 million in the three months ended September 30, 2013 attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that we recognized in our consolidated statement of operations, as compared to $23.9 million of corresponding non-cash interest expense during the three months ended September 30, 2012. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our long-term debt arrangements and capital lease obligations.

During the three months ended September 30, 2013, we recognized a $65.5 million income tax benefit as compared to a $19.7 million income tax provision for the three months ended September 30, 2012. The $85.2 million change in income taxes was a result of the finalization of certain federal and state income tax returns, the satisfactory completion of certain state tax audits and examinations and the lapsing of state statutes of limitations. The impacts of these items, combined with the overall decrease in income from continuing operations, contributed to the overall change in effective income tax rate. Our effective income tax rates were approximately 47.2% and 28.6% during the three months ended September 30, 2013 and 2012, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, impacted our effective income tax rates by increasing approximately 120 basis points and decreasing approximately 310 basis points during the three months ended September 30, 2013 and 2012, respectively.

Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

The tables below summarize our operating results for the applicable periods. Hospitals that were owned/leased and operated by us for one year or more as of September 30, 2013 are referred to as our same nine month hospitals. For all year-over-year comparative discussions herein, the operating results of our same nine month hospitals are only considered to the extent that there was a similar period of operation in both years.

	Nine Months Ended September 30,
	2013		2012
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
	(in thousands)		(in thousands)
			(restated)
Net revenue before the provision for doubtful accounts	$5,100,474		$5,033,496
Provision for doubtful accounts	(729,695)		(639,902)

Net revenue	4,370,779	100.0%	4,393,594	100.0%

Salaries and benefits	2,013,515	46.0	1,941,475	44.2
Supplies	689,034	15.8	677,416	15.4
Rent expense	125,706	2.9	130,521	3.0
Other operating expenses	1,043,982	23.8	970,613	22.1
Medicare and Medicaid HCIT incentive payments	(23,607)	(0.5)	(29,875)	(0.7)
Change in control and other related expense	112,026	2.6	—	0.0
Depreciation and amortization	289,595	6.6	255,575	5.8
Interest expense	212,352	4.9	241,049	5.5
Other	(2,848)	(0.1)	(1,745)	—

	4,459,755	102.0	4,185,029	95.3

Income from continuing operations before income taxes	(88,976)	(2.0)	208,565	4.7
Income tax benefit (provision)	48,796	1.1	(66,806)	(1.5)

Income from continuing operations	$(40,180)	(0.9)%	$141,759	3.2%

	Nine Months Ended September 30,				Percent Change
	2013	2012	Change

Same Three Month Hospitals *
Occupancy	38.0%	40.5%	(250	) bps **	n/a
Patient days	1,046,486	1,120,123	(73,637)		(6.6)%
Admissions	244,791	264,548	(19,757)		(7.5)%
Adjusted admissions †	501,789	521,459	(19,670)		(3.8)%
Emergency room visits	1,315,411	1,338,884	(23,473)		(1.8)%
Surgeries	287,748	297,177	(9,429)		(3.2)%
Outpatient revenue percent ¿	56.8%	54.4%	240	bps	n/a
Inpatient revenue percent ¿	43.2%	45.6%	(240	) bps	n/a

Total Hospitals
Occupancy	38.1%	40.5%	(240	) bps	n/a
Patient days	1,089,642	1,120,123	(30,481)		(2.7)%
Admissions	253,677	264,548	(10,871)		(4.1)%
Adjusted admissions †	514,397	521,459	(7,062)		(1.4)%
Emergency room visits	1,352,418	1,338,884	13,534		1.0%
Surgeries	293,598	297,177	(3,579)		(1.2)%
Outpatient revenue percent ¿	56.4%	54.4%	200	bps	n/a
Inpatient revenue percent ¿	43.6%	45.6%	(200	) bps	n/a

*	Includes acquired hospitals to the extent we operated them for comparable periods
**	basis points
†	Admissions adjusted for outpatient volume
¿	Determined by reference to net revenue before the provision for doubtful accounts

Net revenue before the provision for doubtful accounts during the nine months ended September 30, 2013 was approximately $5,100.5 million as compared to $5,033.5 million during the nine months ended September 30, 2012. This change represented an increase of $67.0 million, or 1.3%. Our same nine month hospitals accounted for a decrease of $108.0 million in net revenue before the provision for doubtful accounts. Such decrease was primarily the result of a shift in payor mix and a reduction in surgeries, increased RAC activity, the impact of sequestration and less underpayment recoveries in 2013 as compared to 2012. Our acquisition of Bayfront Health System offset the decrease in our net revenue before the provision for doubtful accounts.

Our provision for doubtful accounts during the nine months ended September 30, 2013 increased 160 basis points to 14.3% of net revenue before the provision for doubtful accounts as compared to 12.7% of net revenue before the provision for doubtful accounts during the same period in the prior year. This change was primarily due to an increase in revenue from uninsured self-pay patients and amounts considered to be patient responsibility including deductibles, co-payments and other amounts not covered by insurance. During the nine months ended September 30, 2013 and 2012, our Uncompensated Patient Care Percentage was 30.2% and 27.4%, respectively. This 280 basis point increase during the current period primarily reflects increased outpatient self-pay volume, particularly in our emergency rooms, and greater uninsured self-pay patient revenue discounts.

Salaries and benefits as a percent of net revenue after the provision for doubtful accounts (hereinafter referred to as “net revenue”) increased from 44.2% during the nine months ended September 30, 2012 to 46.0% during the same period in 2013. This increase was primarily due to disproportionately higher costs at our recent acquisitions, increased physician employment and investments in personnel as a part of centralization efforts at regional service centers in early 2013. Such costs were partially offset by adjustments in staffing corresponding to changes in inpatient and outpatient volume, as well as the outsourcing of certain hospital support services.

Other operating expenses as a percent of net revenue increased from 22.1% during the nine months ended September 30, 2012 to 23.8% during the same period in 2013. This increase was primarily due to certain support services at our hospitals that have been outsourced and/or contracted to third parties.

During the nine months ended September 30, 2013, we incurred $112.0 million of change in control and other related costs. No such amounts were incurred during the same 2012 period. These costs were comprised of $85.1 million of compensation related expenses due to the change of control, $12.3 million of outside professional fees and $14.6 million of severance and retention costs.

Depreciation and amortization increased approximately $34.0 million during comparable periods. This increase resulted from: (i) our recent acquisitions; (ii) depreciation associated with hospitals that were replaced in early 2013 and 2012; and (iii) an increase in capitalized equipment.

Interest expense decreased from approximately $241.0 million during the nine months ended September 30, 2012 to $212.4 million during the same period in 2013. Such decrease was primarily due to non-cash interest expense of $57.7 million during the nine months ended September 30, 2013 attributable to our interest rate swap contract (i.e., accumulated other comprehensive loss amortization and net fair value adjustment expense) that we recognized in our consolidated statement of operations, as compared to $82.9 million of corresponding non-cash interest expense during the same period in 2012. See “Liquidity, Capital Resources and Capital Expenditures” below and Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our long-term debt arrangements and capital lease obligations.

During the nine months ended September 30, 2013, we recognized a $48.8 million income tax benefit as compared to a $66.8 million income tax provision for the nine months ended September 30, 2012. The $115.6 million change in income taxes as primarily a result of our pre-tax loss position in 2013 as opposed to our pre-tax income position in 2012. Our effective income tax rates were approximately 54.8% and 32.0% during the nine months ended September 30, 2013 and 2012, respectively. Net income attributable to noncontrolling interests, which is not tax-effected in our consolidated financial statements, increased our effective income tax rates by approximately 690 basis points and reduced it by approximately 370 basis points during the nine months ended September 30, 2013 and 2012, respectively. In addition, our 2013 and 2012 provisions for income taxes were favorably impacted by the satisfactory conclusion of certain state tax audits and examinations.

Liquidity, Capital Resources and Capital Expenditures

Liquidity

Our cash flows from continuing operating activities provide the primary source of cash for our ongoing business needs. Additionally, at September 30, 2013 we had approximately $224.5 million of borrowing capacity under our $500.0 million long-term revolving credit facility available for general business purposes, including acquisitions. As discussed at Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1, on April 1, 2013, we funded the entire purchase price of our acquisition of an 80% interest in a 480-bed Florida-based hospital and certain related health care operations (collectively, “Bayfront Health System”) with a net borrowing of approximately $162.0 million under our long-term revolving credit facility. We believe that our various sources of cash are adequate to meet our foreseeable operating, capital expenditure, business acquisition and debt service needs.

The table below summarizes our recent cash flow activity (in thousands).

	Nine Months Ended September 30,
	2013	2012
		(restated)
Sources (uses) of cash and cash equivalents:
Operating activities	$120,208	$458,065
Investing activities	(317,721)	(388,185)
Financing activities	139,631	(97,343)
Discontinued operations	—	(1,462)

Net decreases in cash and cash equivalents	$(57,882)	$(28,925)

Operating Activities

Our cash flows from continuing operating activities decreased approximately $337.9 million, or 73.8%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease primarily related to (i) an overall decline in net income during 2013 as compared to 2012; (ii) higher collections of acquisition related receivables during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2013, due to the receipt, or lack there-of, of tie-in notices in the applicable periods; (iii) an increase in our interest payments during 2013 when compared to 2012; and (iv) a net decrease in our liabilities during 2013 as compared to 2012 due to the amount and timing of payments associated with such liabilities.

As we received tie-in notices late in the third quarter of 2013, our cash flows from continuing operating activities was adversely impacted by delayed cash collections on accounts receivable at Bayfront Health System. However, the ultimate collection of the related accounts receivable will favorably impact our cash flow during the fourth quarter of 2013. We also believe that the professional and other costs of our ongoing government investigations and the merger agreement with CHS, while difficult to predict, will continue and will vary throughout the duration of such investigations. We expect that those costs will be paid with our cash flows from continuing operating activities. See Note 12 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding such government investigations and proxy solicitations. Although subject to change due to a variety of factors beyond our control, we project that (i) during the twelve months ending September 30, 2014 we will pay approximately $32.1 million to the counterparties of our interest rate swap contract, which is discussed at Note 2(a) to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and (ii) we will receive additional reimbursement under the meaningful use measurement standard of the HCIT Programs ranging from $50 million to $60 million during the year ending December 31, 2013.

In connection with the restatement of our consolidated financial statements, we estimate that, between July 1, 2011 and June 30, 2013, we recognized as income HCIT incentive payments totaling approximately $31.0 million for 11 hospitals that did not meet the meaningful use criteria under such programs. See Note 2 to the Interim Condensed Consolidated Financial Statements in Item 1 for information regarding our restated financial statements. In November 2013, the Company repaid the majority of the funds to the Centers for Medicare and Medicaid Services (“CMS”), the governmental agency responsible for administering federal HCIT programs. The Company is also in the process of repaying the balance of the funds to the relevant state HCIT programs.

Investing Activities

Cash used in investing activities during 2013 included (i) approximately $207.7 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a 250-bed hospital that opened on January 26, 2013 to replace the north campus facility at Poplar Bluff Regional Medical Center in Poplar Bluff, Missouri); and (ii) $173.7 million to acquire an 80% interest in Bayfront Health System and seven ancillary health care businesses including working capital. Excluding the available-for-sale securities in restricted funds, we had net cash proceeds of $58.3 million from buying and selling such securities during 2013.

Cash used in investing activities during 2012 included: (i) approximately $282.3 million of additions to property, plant and equipment, consisting primarily of new medical equipment, renovation and expansion projects at certain of our facilities and replacement hospital construction (including a replacement hospital for Walton Regional Medical Center in Monroe, Georgia that opened on April 22, 2012 and the abovementioned 250-bed hospital in Poplar Bluff, Missouri); and (ii) $61.9 million to acquire an 80% interest in each of five Oklahoma-based hospitals (the Integris Hospitals); (iii) $9.6 million to acquire six ancillary health care businesses; and (iv) a $18.7 million net increase in our restricted funds. Excluding the available-for-sale securities in restricted funds, we had a net cash outlay of $19.0 million from buying and selling such securities during the nine months ended September 30, 2012. During such period, we also received (i) $1.4 million of proceeds from the sale of the remaining real property at the Woman’s Center at Dallas Regional Medical Center, our closed hospital facility in Mesquite, Texas, and (ii) $1.9 million of proceeds from sales of assets and insurance recoveries.

Financing Activities

During the nine months ended September 30, 2013, we borrowed $476.9 million under our $500.0 million long-term revolving credit facility, which we used for working capital and our acquisition of Bayfront Health System. Additionally, we repaid a portion of funds borrowed under the revolving credit agreement and made principal payments on our other long-term debt and capital lease obligations of approximately $358.5 million during such period, including a $31.5 million excess cash flow payment as required under our Credit Facilities described below, as well as repayments of amounts borrowed thereunder. We also paid $24.2 million to noncontrolling shareholders for recurring distributions and purchases of their shares in certain of our subsidiaries. Partially offsetting these cash outlays were: (i) $27.9 million of cash proceeds from exercises of stock options and (ii) $19.1 million of excess income tax benefits from our stock-based compensation arrangements. See Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our long-term debt arrangements and capital lease obligations.

During the nine months ended September 30, 2012, we borrowed and repaid $17.0 million under our $500.0 million long-term revolving credit facility, the proceeds were used for acquisition working capital. Additionally, we made principal payments on our other long-term debt and capital lease obligations of approximately $70.9 million during such period. We also paid $30.8 million to noncontrolling shareholders for recurring distributions and purchases of their subsidiary shares. Partially offsetting these cash outlays were (i) $1.4 million of excess income tax benefits from our stock-based compensation arrangements and (ii) $3.6 million that we received from noncontrolling shareholders to acquire minority equity interests in two of our joint ventures.

Discontinued Operations

Cash used by our discontinued operations during 2012 was approximately $1.5 million. We do not believe that the exclusion of such amounts from our consolidated cash flows in future periods will have a material effect on our liquidity or financial position. See Note 9 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding our discontinued operations.

Days Sales Outstanding

To calculate days sales outstanding, or DSO, we initially divide quarterly net revenue before the provision for doubtful accounts by the number of days in the quarter. The result is divided into the net patient accounts receivable balance at the end of the quarter to obtain our DSO. We believe that this statistic is an important measure of collections on our accounts receivable, as well as our liquidity. Our DSO was 53 days at September 30, 2013, which compares to 50 days at December 31, 2012 and 53 days at September 30, 2012. The delay in the receipt of tie-in notices at Bayfront Health System negatively impacted our DSO by approximately three days at September 30, 2013.

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

Our mandatory principal payments under the Credit Facilities for the twelve months ending September 30, 2014 are approximately $80.7 million. Except as described above in respect of the Term Loan B, we have the right to prepay amounts outstanding under the Credit Facilities at any time without penalty. As of September 30, 2013, the effective interest rates on the Term Loan A and the Term Loan B were 3.0% and 3.5%, respectively. Those rates remained unchanged as of November 1, 2013.

Throughout the Revolving Credit Agreement’s five-year term, we are obligated to pay commitment fees based on the amounts available for borrowing. The Revolving Credit Agreement provides that we can borrow, on a revolving basis, up to an aggregate of $500.0 million, as adjusted for outstanding standby letters of credit of up to $75.0 million. During the nine months ended September 30, 2013 there were borrowings of $476.9 million thereunder including borrowings of $210.0 million to fund the acquisition of Bayfront Health System, which we completed on April 1, 2013 (see Note 8 to the Interim Condensed Consolidated Financial Statements in Item 1 for information about such acquisition). As of November 1, 2013, the amount unused and available for borrowing under the Revolving Credit Agreement was approximately $237.0 million, which reflected the then outstanding balance of $210.0 million thereunder and $53.0 million of standby letters of credit in favor of third parties. The effective interest rate on the variable rate Revolving Credit Agreement was approximately 2.9% on November 1, 2013.

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

Demand Promissory Note. We maintain a $10.0 million secured demand promissory note in favor of a bank for use as a working capital line of credit in conjunction with our cash management program. Pursuant to the terms and conditions of the demand promissory note, we may borrow, on a revolving basis, up to the principal face amount of the note. All principal and accrued interest under the demand promissory note will be immediately due and payable upon the bank’s written demand. We did not borrow under this credit facility during the nine months ended September 30, 2013. The demand promissory note’s effective interest rate on November 1, 2013 was approximately 2.2%; however, there were no amounts outstanding thereunder on such date.

Debt Covenants

The Credit Facilities and the indentures governing our 3.75% Convertible Senior Subordinated Notes due 2028, 7.375% Senior Notes due 2020 and 6.125% Senior Notes due 2016 contain covenants that, among other things, require us to maintain compliance with certain financial ratios. At September 30, 2013, we were in compliance with all of the covenants contained in those debt agreements. Although there can be no assurances, we believe that we will continue to be in compliance with all of our debt covenants. Should we fail to comply with one or more of our debt covenants in the future and are unable to remedy the matter, an event of default may result. In that circumstance, we would seek a waiver from our lenders or renegotiate the related debt agreement; however, such renegotiations could, among other things, subject us to higher interest and financing costs on our debt obligations and our credit ratings could be adversely affected.

Dividends

The Credit Facilities and the indentures for certain of our other debt agreements restrict our ability to pay cash dividends.

Standby Letters of Credit

As of November 1, 2013, we maintained approximately $53.0 million of standby letters of credit in favor of third parties with various expiration dates through October 31, 2014. Should any or all of these letters of credit be drawn upon, we intend to satisfy such obligations with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Interest Rate Swap Contract

As required by a former credit facility, we entered into a seven-year receive variable/pay fixed interest rate swap contract during February 2007. As part of a restructuring of our long-term debt on November 18, 2011, our former credit facility was terminated but the interest rate swap contract was not. Although we are exposed to financial risk in the event of nonperformance by one or more of the counterparties to the contract, we do not anticipate nonperformance because our interest rate swap contract is in a liability position and would require us to make settlement payments to the counterparties in the event of a contract termination. The interest rate swap contract provides for us to pay interest on the contract’s notional amount, which was originally expected to reasonably approximate the declining principal balance of a term loan under the former credit facility. Interest payable to the counterparties is determined by reference to, among other things, LIBOR rates. As of September 30, 2013, the notional amount of the interest rate swap contract was approximately $1,668.4 million. The estimated fair value of our liability for the interest rate swap contract on such date was $32.2 million and we project that such amount will be payable to the counterparties during the twelve months ending September 30, 2014. However, our aggregate payments through the contract’s expiration in February 2014 are subject to change based on, among other things, future LIBOR rates. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 for further information regarding the estimated fair value of our interest rate swap contract.

Net interest payable or receivable is settled between us and the counterparties at the end of each calendar quarter. We intend to fund any net interest payable to the counterparties with available cash balances, cash provided by operating activities, proceeds from sales of available-for-sale securities and, if necessary, borrowings under the Revolving Credit Agreement.

Capital Expenditures and Other

We believe that our capital expenditures for property, plant and equipment will range from 5.0% to 5.5% of our net revenue after the provision for doubtful accounts for the year ending December 31, 2013. As of September 30, 2013, we had undertaken several hospital renovation and expansion projects and various information technology hardware and software upgrades. We do not believe that any of our construction, renovation and/or expansion projects are individually significant or that they represent, in the aggregate, a material commitment of our resources.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believe,” “anticipate,” “intend,” “expect,” “may,” “could,” “plan,” “pending,” “designed,” “continue,” “should,” “project,” “estimate” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenue, statements regarding our definitive merger agreement with CHS, provisions for doubtful accounts, income or loss, capital expenditures, debt structure, principal payments on debt, capital structure, the amount and timing of funds under the meaningful use measurement standard of various Healthcare Information Technology incentive programs, other financial items and operating statistics, statements regarding our plans and objectives for future operations, the impact of changes in observation stays, our ability to achieve operational efficiencies, factors we believe may have an impact on our deductibles and copays, acquisitions, acquisition financing, divestitures, joint ventures, market service development and other transactions, statements of future economic performance, statements regarding our legal proceedings and other loss contingencies (including, but not limited to, the timing and estimated costs of such matters), statements regarding market risk exposures, statements regarding our ability to achieve cost efficiencies and/or reductions, statements regarding the effects and/or interpretations of recently enacted or future health care laws and regulations, statements regarding the potential impact of healthcare exchanges, statements relating to the remediation of the material weakness in internal control over financial reporting, statements of the beliefs or assumptions underlying or relating to any of the foregoing statements, and statements that are other than statements of historical fact.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2013, there were no material changes to the quantitative and qualitative disclosures about market risks that were presented in Item 7A of Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2012. However, see Note 4 to the Interim Condensed Consolidated Financial Statements in Item 1 for a discussion of certain modifications to the Credit Facilities during the nine months ended September 30, 2013 that affect the determination of the variable interest rates thereunder.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our Interim President and Chief Executive Officer (principal executive officer) and our Senior Vice President and Interim Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management identified the following material weakness as of September 30, 2013: management failed to design and maintain effective controls over the administration, oversight and accounting for the Company’s EHR enrollment process. Specifically, management did not design effective controls to properly apply the requirements for certifying its EHR technology under the HCIT programs and, as a result, certain of the hospitals it had enrolled in the HCIT programs did not meet the “meaningful use” criteria necessary to qualify for HCIT payments. Based on this evaluation, our Interim President and Chief Executive Officer and our Senior Vice President and Interim Chief Financial Officer concluded that, solely as a result of this material weakness, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Medicare/Medicaid Billing Lawsuits. On January 11, 2010, Health Management Associates, Inc. (referred to as “Health Management” for the remainder of this Item 1) and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the federal False Claims Act of 1863 (the “False Claims Act”). The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:11-cv-00089-JES-DNF). On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which was similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the U.S. District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. The Government’s motion remains pending at this time. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. On July 10, 2013, the court denied plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. The case is now on appeal to the Eleventh Circuit Court of Appeals. On August 26, 2013, plaintiff submitted his initial brief and, on October 15, 2013, defendants filed their answer brief. We intend to vigorously defend Health Management and its subsidiary against the allegations in this matter. We do not believe that the final outcome of this matter will be material.

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

On April 25, 2013, Health Management received a subpoena from the Securities and Exchange Commission (the “SEC”), issued pursuant to an investigation, requesting documents related to accounts receivable, billing write-downs, contractual adjustments, reserves for doubtful accounts, and accounts receivable aging, and revenue from Medicare, Medicaid and from privately insured or uninsured patients. On June 5, 2013, Health Management received a supplemental subpoena from the SEC which requests additional financial reports. This investigation is ongoing and we are cooperating with the SEC’s investigation. We are unable to determine the potential course or impact, if any, of this investigation.

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

Class Action and Derivative Action Lawsuits. On April 30, 2012, two class action lawsuits that were brought against Health Management and certain of its then executive officers, one of whom was at that time also a director, were consolidated in the U.S. District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc., et al. (Case No. 2:12-cv-00046-JES-DNF) and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the lead plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased our common stock during the period from July 27, 2009, through January 9, 2012. The amended consolidated complaint (i) alleges that Health Management made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Among other things, the plaintiffs claim that Health Management inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 11, 2013, the defendants were served with the second amended consolidated complaint, which asserts the same claims as the amended consolidated complaint. As of August 15, 2013, the defendants’ motion to dismiss the second amended complaint for failure to state a claim and plead facts required by the Private Securities Litigation Reform Act was fully submitted and awaiting the Court’s decision. We intend to vigorously defend against the allegations in this lawsuit. We are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

On January 22, 2013, a putative shareholder derivative action entitled The City of Haverhill Retirement System v. Dauten, et al. (Case No. 8:13-cv-00213) was filed in the U.S. District Court for the Middle District of Florida, Tampa Division, purportedly on behalf of Health Management against its then directors. Health Management was also named as a nominal defendant. The complaint alleges that, among other things, the defendants breached their fiduciary duties to Health Management and its stockholders by supposedly causing Health Management to undertake a scheme to defraud Medicare by improperly admitting certain emergency room patients as “inpatients” in violation of the False Claims Act and then issuing false and misleading public statements about Health Management’s financial outlook and compliance with laws and regulations. The complaint also alleges that the defendants breached their fiduciary duties by exposing Health Management to potentially significant civil and criminal penalties as a result of the aforementioned investigations by HHS-OIG and the DOJ as well as the stockholder class action and other ongoing litigation. The complaint seeks monetary damages from the defendants, other than Health Management. On February 8, 2013, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division (Case No. 2:13-cv-00092). On April 10, 2013 the plaintiff filed an amended complaint which asserts the same claims as its prior complaint, but also names two of the Company’s then executives as defendants. On May 15, 2013, the defendants moved to dismiss the amended complaint for threshold lack of derivative standing, for failure to make a demand on the Board, and for failure to state a claim. On June 26, 2013, the plaintiff opposed the defendants’ motion to dismiss, and on August 16, 2013, the plaintiff moved to amend its complaint to add class action claims related to the Merger Agreement. On August 19, 2013, the defendants moved to suspend briefing on their motion to dismiss pending the outcome of the plaintiff’s motion for leave to amend. On August 20, 2013, the Court granted an order suspending briefing on the defendants’ motion to dismiss and setting a schedule for the briefing of the plaintiff’s motion for leave to amend, which was fully submitted for the Court’s decision as of October 8, 2013. We intend to vigorously defend against the allegations in this lawsuit. Because this lawsuit is in its early stages, we are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

On July 23, 2013, an action entitled Town of Davie Police Officers’ Pension Plan v. Dauten, et al. (C.A. No. 8742) was filed in the Court of Chancery of the State of Delaware. This action purportedly was brought as a class action on behalf of all of Health Management’s stockholders, as well as derivatively on behalf of Health Management against Health Management’s then directors and Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and Deutsche Bank Securities, Inc. The complaint alleges, among other things, that those directors breached their fiduciary duties (i) by approving a credit agreement in 2011 that contains a change of control covenant which plaintiff contends will coerce shareholders into supporting the re-election of Health Management’s incumbent board of directors and (ii) by not approving Glenview Nominees for election to Health Management’s Board of Directors for purposes of seeking a waiver of the change of control covenant. The complaint further alleges that the Wells Fargo and Deutsche Bank defendants aided and abetted such breaches. The complaint seeks declaratory and injunctive relief, including (i) a declaration that those directors breached their fiduciary duties by entering into the credit agreement and (ii) an order permanently enjoining the board of directors from invoking or enforcing the change of control covenant in the credit agreement. Plaintiff also seeks unspecified damages from those directors and an award of attorneys’ fees and costs. On September 20, 2013, the defendants moved to dismiss this action for lack of subject matter jurisdiction, as well as the plaintiff’s failure to make a demand on the Board of Directors and failure to state a claim. We intend to defend this action.

Five putative class action lawsuits challenging the Merger have been filed on behalf of a putative class consisting of Health Management’s stockholders. Four were filed in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida: (1) Aliaga v. Health Mgmt. Assocs., Inc., et al., Civ. No. 13-2288-CA (“Aliaga”), filed on August 1, 2013; (2) Copeland v. Health Mgmt. Assocs., Inc., et al., Case No. 13-2356-CA (“Copeland”), filed on August 8, 2013; (3) Lopriore v. Health Mgmt. Assocs., Inc., et al., Case No. 13-2307-CA (“Lopriore”), filed on August 5, 2013; and (4) Smilow v. Health Mgmt. Assocs., Inc., et al., Case No. 13-2371-CA (“Smilow”), filed on August 13, 2013 (collectively, the “Florida Actions”). The fifth case, Margolis, et al. v. Schoen, et al., C.A. No. 8774-CS, was filed in the Court of Chancery of the State of Delaware on August 5, 2013. With limited exceptions, these actions name Health Management, former members of its board of directors, CHS, and Merger Sub as defendants. Generally, the plaintiffs in these actions allege that those directors breached their fiduciary duties to Health Management stockholders by, among other things, approving the Merger Agreement for allegedly inadequate consideration, following an allegedly unfair sale process that favored the interests of CHS and those directors over Health Management stockholders, and that CHS and Merger Sub aided and abetted such alleged breaches of fiduciary duty. The plaintiffs further allege that those directors breached their fiduciary duties by agreeing to terms in the Merger Agreement that favor CHS and deter alternative bids. The actions seek, among other things, an injunction against the completion of the Merger (or rescission of the Merger Agreement to the extent it has been implemented) and the payment of attorneys’ fees and expenses. We intend to defend these actions.

Wrongful Termination Lawsuit. On or about October 19, 2011, a wrongful termination action was commenced against us by Paul Meyer, our former Director of Compliance. That litigation, entitled Meyer v. Health Management Associates, Inc., was commenced in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida (Case No. 11-25334(09)). The plaintiff seeks unspecified compensatory and punitive damages. Mr. Meyer was terminated after insubordinately refusing to cooperate with our efforts to comply with our obligations under a government subpoena by refusing to return documents belonging to us that were in his possession. Moreover, Mr. Meyer’s failure to cooperate with us in response to a subpoena was contrary to both the intent and purpose of our compliance department and our company-wide compliance program. We have filed a counterclaim against Mr. Meyer for breach of contract, conversion and breach of duty of loyalty. The trial in this matter is scheduled to take place during the third quarter of 2014. We intend to vigorously defend against the wrongful termination allegations made by Mr. Meyer and we do not believe that the final outcome of this matter will be material.

Other. We are also a party to various other legal actions arising out of the normal course of our business. Due to the inherent uncertainties of litigation and dispute resolution, we are unable to estimate the ultimate losses, if any, relating to each of our outstanding legal actions and other loss contingencies.

Item 1A.	Risk Factors

Except as provided below, there have not been any material changes to the risk factors previously disclosed in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2012.

We have identified a material weakness in our internal control over financial reporting, which, if not remediated effectively, may impact our ability to report our financial results accurately.

On November 5, 2013, we announced that we would restate our previously issued consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 and for periods ended March 31, 2013 and June 30, 2013 to correct an error in the accounting treatment of approximately $31.0 million in incentive payments under the Company’s HCIT programs that the Company recognized as income between July 1, 2011 and June 30, 2013. In connection with this restatement, management of the Company concluded that a control deficiency related to the administration, oversight and accounting for the Company’s EHR enrollment process constituting a material weakness in its internal control over financial reporting existed at September 30, 2013 and that, due solely to this material weakness, the Company’s internal control over financial reporting and its disclosure controls and procedures were not effective as of that date. See “Part I, Item 4 – Controls and Procedures.”

Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company has corrected its accounting treatment for HCIT payments and is in the process of implementing new controls that management believes will remediate the material weakness in internal control over financial reporting described above. The Company has engaged Ober Kaler, a national law firm providing regulatory services to healthcare organizations, to assist in the oversight and provide independent validation of all processes related to HCIT certification and attestation. The Company will test the ongoing operating effectiveness of the new controls in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. A failure to remediate the material weakness and maintain an effective system of internal controls could result in a future material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In addition, HCIT incentive payments previously recognized as income are subject to audit and potential recoupment if it is determined that the Company did not meet the applicable meaningful use standards required in connection with such incentive payments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for our stock-based compensation awards that vested during the three months ended September 30, 2013.

Month Ended	Total Number of Shares Purchased	Average Price Per Share

July 31, 2013	—	$—
August 31, 2013	2,480,926	12.95
September 30, 2013	—	—

Total	2,480,926

Item 6.	Exhibits.

See Index to Exhibits on page 58 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH MANAGEMENT ASSOCIATES, INC.

Date: November 13, 2013	By:	/s/ Gary S. Bryant
Gary S. Bryant
Senior Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger, dated as of July 29, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (schedule and exhibits omitted pursuant to 601(b)(2) of Regulation S-K), previously filed and included as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 29, 2013, is incorporated herein by reference.

2.2	Amendment and Consent to Agreement and Plan of Merger, dated as of September 24, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation previously filed and included as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 24, 2013, is incorporated herein by reference.

3.1	By-laws, as amended and restated, previously filed and included as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 12, 2013, are incorporated herein by reference.

4.1	Amendment to the Rights Agreement, dated as of July 29, 2013, between Health Management Associates, Inc. and American Stock Transfer & Trust Company, LLC, previously filed and included as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 29, 2013, is incorporated herein by reference.

4.2	Waiver dated as of July 29, 2013 under the Credit Agreement, dated as of November 18, 2011, among HMA, Wells Fargo Bank, National Association and the other parties thereto (the “Credit Agreement”).

10.1	Form of Contingent Value Rights Agreement to be entered into between Community Health Systems, Inc. and Trustee previously filed and included as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 29, 2013, is incorporated herein by reference.

10.2	Certain executive officer compensation information, previously filed and included in the Company’s Current Report on Form 8-K dated July 29, 2013, is incorporated herein by reference.

10.3	Health Management Associates, Inc. Executive Change in Control Retention Bonus and Severance Plan, previously filed with and included as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 6, 2013, is incorporated by reference.

10.4	Steven E. Clifton Retention Letter, dated as of August 10, 2013, previously filed and included as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 6, 2013, is incorporated herein by reference.

10.5	Certain executive officer compensation information, previously filed and included in the Company’s Current Report on Form 8-K dated September 11, 2013, is incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document